Form 10-K
period 1993-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 1994-03-25
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------

           /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM ------- TO -------

                            ------------------------
                          COMMISSION FILE NUMBER 1-6461
                            ------------------------

                      GENERAL ELECTRIC CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEW YORK                                                                     13-1500700
      (STATE OR OTHER JURISDICTION OF                                                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                                                       IDENTIFICATION NO.)

260 LONG RIDGE ROAD, STAMFORD, CONNECTICUT                  06927                             (203)357-4000
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)                  (REGISTRANT'S TELEPHONE NUMBER,
                                                                                           INCLUDING AREA CODE)

                            ------------------------
                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(B) OF THE ACT:

                                                                               NAME OF EACH
        TITLE OF EACH CLASS                                            EXCHANGE ON WHICH REGISTERED
        -------------------                                            ----------------------------
7 7/8% GUARANTEED SUBORDINATED NOTES DUE DECEMBER 1, 2006              NEW YORK STOCK EXCHANGE

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(G) OF THE ACT:

                                     NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AT MARCH 21, 1994. NONE.

AT MARCH 21, 1994,   3,837,825 SHARES OF COMMON STOCK WITH A PAR VALUE OF $200
WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

  THE CONSOLIDATED FINANCIAL STATEMENTS OF GENERAL ELECTRIC COMPANY, SET FORTH IN THE ANNUAL REPORT ON FORM 10-K OF GENERAL ELECTRIC COMPANY FOR THE YEAR ENDED DECEMBER 31, 1993 ARE INCORPORATED BY REFERENCE INTO PART IV HEREOF.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
  Item 1.  Business............................................................      1
  Item 2.  Properties..........................................................      9
  Item 3.  Legal Proceedings...................................................      9
  Item 4.  Submission of Matters to a Vote of Security Holders.................      9
PART II
  Item 5.  Market for the Registrant's Common Equity and Related Stockholder
             Matters...........................................................     10
  Item 6.  Selected Financial Data.............................................     10
  Item 7.  Management's Discussion and Analysis of Results of Operations.......     11
  Item 8.  Financial Statements and Supplementary Data.........................     16
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..............................................     33
PART III
  Item 10. Directors and Executive Officers of the Registrant..................     34
  Item 11. Executive Compensation..............................................     34
  Item 12. Security Ownership of Certain Beneficial Owners and Management......     34
  Item 13. Certain Relationships and Related Transactions......................     34
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....     35

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     General Electric Capital Corporation (herein together with its consolidated affiliates called the "Corporation" or "GE Capital" unless the context otherwise requires) was incorporated in 1943 in the State of New York, under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, formed in 1932. Until November 1987, the name of the Corporation was General Electric Credit Corporation. All outstanding common stock of the Corporation is owned by General Electric Capital Services, Inc. ("GE Capital Services"), formerly General Electric Financial Services, Inc., which is in turn wholly owned by General Electric Company ("GE Company"). The business of the Corporation originally related principally to financing the distribution and sale of consumer and other products of GE Company. Currently, however, the type and brand of products financed and the financial services offered are significantly more diversified. Very little of the financing provided by GE Capital involves products that are manufactured by GE Company.

     The Corporation operates in four finance industry segments and in a specialty insurance industry segment. GE Capital's financing activities include a full range of leasing, loan, equipment management services and annuities. The Corporation's specialty insurance activities include providing private mortgage insurance, financial (primarily municipal) guarantee insurance, creditor insurance, reinsurance and, for financing customers, credit life and property and casualty insurance. The Corporation is an equity investor in a retail organization and certain other financial services organizations. GE Capital's operations are subject to a variety of regulations in their respective jurisdictions.

     Services of the Corporation are offered primarily in the United States, Canada and Europe. Computerized accounting and service centers, including those located in Connecticut, Ohio, Georgia and England, provide financing offices and other service locations with data processing, accounting, collection, reporting and other administrative support. The Corporation's principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number (203) 357-4000). At December 31, 1993 the Corporation employed approximately 27,000 persons.

     Industry segment operating data and identifiable assets for the years 1993, 1992 and 1991 are shown in Note 17 of the Notes to Financial Statements of General Electric Capital Corporation and Consolidated Affiliates included in
Item 8 of this Annual Report.

     For accounting purposes, the Corporation's principal financing products are classified as time sales and loans, investment in financing leases or equipment on operating leases. The following table presents, by industry segment, these principal financing products which, together with investment securities and other assets, comprise the Corporation's total assets at December 31, 1993 and 1992.

                                                     TOTAL ASSETS BY SEGMENT


                                                             1993
                            ------------------------------------------------------------------------
                               TIME                         NET                 ALLOW.
                               SALES                     INVESTMENT              FOR
                                AND           NET           IN                  LOSSES
                               LOANS,     INVESTMENT     EQUIPMENT                 AND
                              NET OF          IN            ON                    ALL
                             DEFERRED     FINANCING     OPERATING  INVESTMENT    OTHER      TOTAL
(IN MILLIONS)                 INCOME        LEASES        LEASES   SECURITIES    ASSETS     ASSETS
                              -------       -------     ---------    -------    -------    --------
SPECIALIZED FINANCING
  Commercial Real
    Estate...............     $10,751       $    35       $          $    37    $ 3,657    $ 14,480
  Global Project and
    Structured Finance...       2,957         7,893         1,193        428        211      12,682
  Corporate Finance
    Group................       3,239                         436        279        802      4,756
                              -------       -------       -------    -------    -------    --------
      Total..............      16,947         7,928         1,629        744      4,670      31,918
                              -------       -------       -------    -------    -------    --------
CONSUMER SERVICES
  Retailer Financial
    Services.............      14,512                                     52      1,052      15,616
  Auto Financial
    Services.............       2,510         5,556           161                   243       8,470
  Mortgage Servicing.....         177                                      1      7,408       7,586
  GNA....................       1,088                                 11,270        981      13,339
  Other..................         155                                     45        535         735
                              -------       -------       -------    -------    -------    --------
      Total..............      18,442         5,556           161     11,368     10,219      45,746
                              -------       -------       -------    -------    -------    --------
MID-MARKET
  FINANCING
  Commercial Equipment
    Financing............       3,030          5,877          424         12        454       9,797
  Vendor Financial
    Services.............         847         2,404            43                   137       3,431
  GECC Financial --
    Hawaii...............         933            65             1                     8       1,007
  Computer Leasing.......         146           223           225                    61         655
                              -------       -------       -------    -------    -------    --------
      Total..............       4,956         8,569           693         12        660      14,890
                              -------       -------       -------    -------    -------    --------
EQUIPMENT
  MANAGEMENT
  Fleet Services.........         224         2,011         1,475                   757       4,467
  Genstar Container......                       417         2,416        318        296       3,447
  Railcar Services.......                       317           990          2        169       1,478
  Polaris Aircraft.......         171                       2,137                   189       2,497
  Transport International
    Pool.................                        73           799                   278       1,150
  Satellite
    Telecommunications
    Services.............                                                           584        584
  Computer Services......                        49           107                   335         491
  Modular Space..........                        10           243                    87         340
                              -------       -------       -------    -------    -------    --------
      Total..............         395         2,877         8,167        320      2,695      14,454
                              -------       -------       -------    -------    -------    --------
SPECIALTY
  INSURANCE..............           8                                  7,029      2,542       9,579
CORPORATE................                                              1,104        248       1,352
                              -------       -------       -------    -------    -------    --------
TOTAL....................     $40,748       $24,930       $10,650    $20,577    $21,034    $117,939
                              -------       -------       -------    -------    -------    --------
                              -------       -------       -------    -------    -------    --------

                                                   TOTAL ASSETS BY SEGMENT

                                                          1992
                              ---------------------------------------------------------------
                                  TIME                        NET                   ALLOW.
                                 SALES                     INVESTMENT               FOR
                                  AND           NET           IN                   LOSSES
                                 LOANS,     INVESTMENT     EQUIPMENT                 AND
                                NET OF          IN            ON                     ALL
                              DEFERRED      FINANCING     OPERATING    INVESTMENT   OTHER    TOTAL
                                INCOME        LEASES        LEASES     SECURITIES  ASSETS    ASSETS
(IN MILLIONS)                  -------       -------       ------      ---------   -------   -------
SPECIALIZED FINANCING
  Commercial Real
    Estate...............      $10,476       $    33       $            $    51   $ 2,940   $13,500
  Global Project and
    Structured Finance...        2,838         7,549          772            26       612    11,797
  Corporate Finance
    Group................        5,157                        482                     929     6,568
                               -------       -------       ------       -------   -------   -------
      Total..............       18,471         7,582        1,254            77     4,481    31,865
                               -------       -------       ------       -------   -------   -------
CONSUMER SERVICES
  Retailer Financial
    Services.............       12,817                          6             8       721    13,552
  Auto Financial
    Services.............        1,841         4,827          234                     336     7,238
  Mortgage Servicing.....          129                                              3,038     3,167
  GNA....................
  Other..................          202                                                  5       207
                               -------       -------       ------       -------   -------   -------
      Total..............       14,989         4,827          240             8     4,100    24,164
                               -------       -------       ------       -------   -------   -------
MID-MARKET
  FINANCING
  Commercial Equipment
    Financing............        1,980         5,652          321             1       486     8,440
  Vendor Financial
    Services.............          569         2,774           80                     153     3,576
  GECC Financial --
    Hawaii...............          915            81            1                      12     1,009
  Computer Leasing.......           75           241          231                      93       640
                               -------       -------       ------       -------   -------   -------
      Total..............        3,539         8,748          633             1       744    13,665
                               -------       -------       ------       -------   -------   -------
EQUIPMENT
  MANAGEMENT
  Fleet Services.........            3         2,096        1,418                     956     4,473
  Genstar Container......                        324        2,111                     250     2,685
  Railcar Services.......                        264        1,033            20       196     1,513
  Polaris Aircraft.......           68                      1,884             1       183     2,136
  Transport International
    Pool.................                         56          493                     157       706
  Satellite
    Telecommunications
    Services.............                                                             524       524
  Computer Services......                         19          128                     178       325
  Modular Space..........                          9          201                      68       278
                               -------       -------       ------       -------   -------   -------
      Total..............           71         2,768        7,268            21     2,512    12,640
                               -------       -------       ------       -------   -------   -------
SPECIALTY
  INSURANCE..............                                                 5,654     1,765     7,419
CORPORATE................                                                 2,170       709     2,879
                               -------       -------       ------       -------   -------   -------
TOTAL....................      $37,070       $23,925       $9,395       $ 7,931   $14,311   $92,632
                               -------       -------       ------       -------   -------   -------
                               -------       -------       ------       -------   -------   -------

     The Corporation provides a wide variety of financing and insurance products and services, which are organized into the following industry segments:

     o Specialized Financing -- loans and leases for major capital assets including aircraft, industrial facilities and equipment and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in corporate enterprises.

     o Consumer Services -- private label and bank credit card loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing and annuities.

     o Mid-Market Financing -- loans and financing and operating leases for middle-market customers including manufacturers, distributors and end-users, for a variety of equipment, including data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.

     o Equipment Management -- leases, loans and asset management services for portfolios of commercial and transportation equipment including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, ocean-going containers and satellites.

     o Specialty Insurance -- financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance; creditor insurance covering international customer loan repayments; and property, casualty and life insurance.

     Refer to Item 7 "Management's Discussion and Analysis of Results of Operations" in this Form 10-K for discussion of the Corporation's Portfolio Quality.

SPECIALIZED FINANCING

Commercial Real Estate

     Commercial Real Estate Financing and Services (CRE) provides funds for the acquisition, refinancing or renovation of a wide range of commercial and residential properties located throughout the United States, and, to a lesser extent, in Canada, Mexico and Europe. CRE also provides selected asset management services to real estate investors. CRE has field offices located throughout the United States, as well as offices in Toronto, Canada, Mexico City, Mexico and London, England, in addition to its headquarters in Stamford, Connecticut.

     Lending represents a major segment of CRE's business in the form of intermediate-term senior or subordinated floating-rate loans secured by existing income-producing commercial properties such as office buildings, rental apartments, shopping centers, industrial buildings, mobile home parks and warehouses. Loans range in amount from single-property mortgages typically greater than $5 million to multi-property portfolios of several hundred million dollars, and are well dispersed geographically, covering properties located in 38 states and several foreign countries. Approximately 90% of all loans are senior mortgages.

     During 1993, CRE continued to broaden its investment base by acquiring certain loans and properties from both government and private institutions. CRE actively buys or provides restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, REIT's, and tax-exempt bonds.

     CRE also offers a variety of real estate management services to outside investors, institutions, corporations and investment banks through its GE Capital Realty Group subsidiary. Services include acquisitions and dispositions, strategic asset positioning, asset restructuring, on-site property management, maintenance, and leasing and loan servicing.

Global Project and Structured Finance

     The Corporation's Global Project and Structured Finance (GP&SF) business provides financing for major capital investments in various sectors of the economy, concentrating principally in the North American market with efforts being made toward Asia, South America and Europe. At year-end 1993, GP&SF's diversified portfolio included investments in commercial aircraft (38%), industrial facilities and equipment (24%), energy-related facilities (30%), railcar rolling stock (5%), and marine vessels (3%).

     GP&SF's fundings take various forms ranging from financing leases to total balance sheet recapitalizations. At December 31, 1993, GP&SF's portfolio consisted of finance leases (both direct financing and leveraged leases), operating leases, loans (both senior and subordinated) and equity investments (including collateralized, sinking fund and adjustable rate preferred stock; joint ventures; and partnerships). Fundings are adequately collateralized in the form of property liens, preferred mortgages, assignment of earnings, insurance, guarantees, cash flow streams and the financed assets.

     GP&SF provides lease syndication and private placement services for transactions generated by GE Capital as well as other companies. When such services are performed, GP&SF typically retains a portion of the transaction and sells off the remainder to one or more other financial institutions.

     In addition to its Stamford, Connecticut headquarters, GP&SF has field offices in New York City and Chicago, as well as in Canada, Mexico, England, Singapore, Hong Kong, China and India.

Corporate Finance Group

     The Corporate Finance Group (CFG) provides senior and subordinated loans, on both a revolving and term basis, secured by various assets, which may include accounts receivable, inventory, property, plant and equipment and intangible assets (e.g. franchise licenses). Loans range in size from $5 million to several hundred million dollars with maturities generally between 5 and 10 years. CFG is active in the loan syndication market, selling and occasionally purchasing participations in leveraged transactions. CFG also makes preferred and common stock investments and frequently receives warrants exercisable into a certain percentage of the financed entities' common stock. In addition, with the diminished market for acquisition related transactions, CFG has expanded the scope of its business into other financing opportunities, such as providing lines of credit to bankrupt companies undergoing reorganization.

     The portfolio is diversified with approximately 100 accounts dispersed throughout the United States and, to a lesser degree, Canada and Europe. Industry concentration is spread among cable television, commercial and industrial, retail, financial services, media, and, to a lesser extent, healthcare, food and beverage and broadcasting.

     CFG has offices throughout the United States in addition to its headquarters in Stamford, Connecticut.

CONSUMER SERVICES

Retailer Financial Services

     Retailer Financial Services (RFS) provides sales financing services to the distribution chain for various consumer industries. Financing plans offered vary considerably by client (including Montgomery Ward & Co., Incorporated, through a wholly-owned affiliate Montgomery Ward Credit Corporation, "MW Credit"), but fall into three major product offerings: customized private label credit card programs with retailers, bankcard programs direct with consumers and inventory financing programs with manufacturers, distributors and retailers.

     RFS purchases consumer revolving charge accounts from retailers in the United States, Canada and the United Kingdom, most of whom sell a variety of products of various manufacturers on a time sales basis. The terms made available for these financing plans vary by size of contract and the credit standing of the customer. Maximum maturities ordinarily do not exceed 40 months. The Corporation generally maintains a security interest in the merchandise financed. Financing is provided to consumers under contractual arrangements both with and without recourse to retailers. RFS's wide range of financial services includes private label credit cards, credit promotion and accounting services, billing (in the store's name) and customer credit and collection services. Similar services are also provided through joint ventures in Mexico and Spain.

     During 1993, RFS expanded into the Scandinavian market with the purchase of Finax Finans AB which provides credit card services and consumer loans in Sweden and Norway.

     RFS provides consumers with Visa and Mastercard products, including the new GE Rewards Credit Card, through Monogram Bank, USA. RFS is also engaged in the home equity loan business.

     RFS provides inventory financing for retailers primarily in the appliance and consumer electronics industries. The majority of such financing is for products manufactured by General Electric Company. The Corporation obtains a security interest in the inventory of retailers to whom financing is provided. As part of the inventory financing agreement, retailers are required to provide insurance coverage deemed adequate by RFS on the merchandise financed (with an insurer selected by the retailer). In addition, RFS usually obtains agreements from the distributor or manufacturer obligating them to repurchase inventory repossessed by RFS from defaulting retailers.

Auto Financial Services

     Auto Financial Services (AFS) provides lease financing for automobiles of domestic and foreign manufacture through dealers, independent leasing companies and importers of new and used cars throughout the United States, Canada and the United Kingdom. Contractual terms do not exceed 66 months and have an average expected term ranging from 30 to 45 months. Property and casualty insurance is required for all leases, with the insurer selected by the lessee.

     AFS also provides inventory financing programs and direct loans to segments of the automotive industry, including dealers, rental car companies and leasing companies located throughout the United States.

     AFS purchases auto lease and loan assets from financial institutions and services the outstanding accounts throughout the liquidation of the portfolios.

     AFS is active in the Asian market through equity investments in United Merchants Finance Ltd. (Hong Kong) and ASTRA Sedaya Finance (Indonesia) and expanded in 1993 with United Motor Works (Malaysia) and Government Savings Bank and General Finance and Securities (Thailand) which provide primarily automobile and vehicle financing in their respective markets.

     On January 1, 1993 AFS and Volvo of North America began a joint venture to provide financing for Volvo's customers.

Mortgage Servicing

     GE Capital Mortgage Services, Inc. (GECMSI), wholly owned by GE Capital Mortgage Corporation (GECMC), is engaged in the business of servicing residential mortgage loans collateralized by one-to-four-family homes located throughout the United States. It obtains servicing through the purchase of mortgage loans and of servicing rights. GECMSI packages the loans it purchases into mortgage-backed securities which are sold to investors. GECMSI is also engaged in the home equity loan business. GECMC, through GECMSI and other wholly-owned affiliates, is among the nation's leading asset management, servicing and disposition organizations.

GNA

     The Corporation acquired two companies during 1993 (GNA Corporation and United Pacific Life Insurance Company) which together comprise the Corporation's annuity business ("GNA"). GNA writes and markets tax-deferred annuities and sells proprietary and third party mutual funds through independent agents and financial institutions.

MID-MARKET FINANCING

Commercial Equipment Financing

     Commercial Equipment Financing (CEF) offers a broad line of financial products including loans, leases and municipal financing to middle-market customers including manufacturers, distributors, dealers and end-users. Products are designed to meet customers' unique equipment needs and tax requirements and are either held for CEF's own account or brokered to a third party for a fee.

     Generally, transactions range from $50 thousand dollars to several million dollars with financing terms from 36 to 120 months. CEF enhances the value of its leased equipment by maintaining an asset management operation that both redeploys off-lease equipment and monitors asset values. The portfolio includes vehicles, manufacturing equipment, corporate aircraft, construction equipment, medical diagnostic equipment, office equipment, telecommunications equipment and electronics.

     CEF operates from offices throughout the United States, Puerto Rico, Canada, Europe, Australia and through joint ventures in Mexico, Spain and Hong Kong. In 1993, Canadian operations were significantly expanded with the purchase of financing receivables and infrastructure of the National Bank of Canada.

Vendor Financial Services

     Vendor Financial Services (VFS) provides captive financing services to equipment manufacturers and distributors in specific industries including office furniture, healthcare, franchise, information systems, manufacturing and office equipment worldwide. The captive financing programs are tailored to meet the individual needs of each vendor including sales force training, marketing support and customized financing products. Funding, billing, collections and other related services are provided by six highly automated service operations and sales offices located throughout the United States, Canada, Mexico, Asia and Europe. VFS's typical transaction size ranges from $6 thousand to $500 thousand. Security is generally provided by the asset being financed.

     During 1993, VFS acquired Digital Equipment Corporation's financing group. Digital Financial Services, the new name for the VFS unit dedicated to Digital, provides financing for the acquisition of equipment manufactured by Digital.

GECC Financial -- Hawaii

     GECC Financial Corporation of Hawaii (GFC) operates exclusively in the state of Hawaii. Through a network of 10 branch offices, GFC offers commercial and residential real estate loans, auto and equipment leasing, inventory financing and equity lines of credit. GFC also offers thrift investment programs and loan servicing to institutional investors.

Computer Leasing

     GE Capital Computer Leasing Corporation(GECCL), is based in Emeryville, California and offers primarily lease financing for new and used computer equipment and peripherals of all major computer manufacturers. GECCL manages these assets during their product life cycle by offering a wide range of services including remarketing and trading of used equipment. GECCL's offering of financial services and products are tailored to provide information technology solutions to its customers.

EQUIPMENT MANAGEMENT

Fleet Services

     GE Capital Fleet Services (GECFS), is the leading corporate fleet management company in North America and Europe with 620,000 cars, trucks and specialty vehicles under lease and service management.

     GECFS markets finance and operating leases to several thousand customers with an average lease term of 36 months. The primary product is a Terminal Rental Adjustment Clause (TRAC) lease with the customer assuming the residual risk for the difference between market and book value at termination. In addition to the services directly associated with the lease, GECFS offers value-added fleet management services designed to reduce its customers' total fleet management costs. These include maintenance management programs, accident services, national account purchasing programs, fuel programs, title and licensing services, safety programs and many other value-added programs. GECFS' customer base is well diversified across all industries and geographic locations and includes many Fortune 500 companies.

Genstar Container

     In 1993, Genstar Container Corporation maintained a fleet of over 1,300,000 TEU ("twenty-foot equivalent units") of dry-cargo, refrigerated and specialized containers for intermodal cargo transport on a global basis. Lessees consist primarily of shipping lines who lease on a long-term or master lease basis. Genstar is the world's largest lessor of intermodal shipping containers.

Railcar Services

     At December 31, 1993, GE Railcar Services Corporation (GERSCO) had approximately 140,000 railcars leased to others in North America (principally operating leases). Railcar maintenance and repair services are provided by GE Railcar Repair Services Corporation, a wholly-owned affiliate of GERSCO, at its 21 repair centers in the United States and Canada. GE Railcar Wheel Services Corporation, a wholly-owned affiliate of GERSCO, provides railcar refurbishing services and also remanufactures railcar parts.

Polaris Aircraft

     Polaris Holding Company and its subsidiaries (Polaris) provide lease financing to the commercial airline industry on a worldwide basis, primarily through short-term operating leases. At December 31, 1993, Polaris' fleet of aircraft, one of the largest such fleets in the world, consisted of 250 owned or managed aircraft on lease to 50 customers around the world.

     In 1994, the activities of Polaris and the commercial aircraft finance and leasing assets of the Global Project and Structured Finance business will be combined to form GE Capital Aviation Services, Inc. (GECAS). GECAS will also manage the aircraft assets of GPA Group, plc.

Transport International Pool

     Transport International Pool (TIP) rents, leases, sells and finances over-the-road trailers in the United States, Canada and throughout Europe from 185 locations. In June 1993, TIP acquired an extensive European network by purchasing TIP Europe plc. and its 65 branches in 10 countries. TIP also launched its trailer storage and cartage rental business by purchasing the assets of Trailerco. TIP's large diversified fleet of over 83,000 dry freight vans, refrigerated and double vans, flatbeds and specialized trailers serves the trailer needs of common and private carriers.

Satellite Telecommunications Services

     GE American Communications (GE Americom) is a leading provider of satellite communication services (video and audio services) to the media, including the broadcast and cable TV industries, and voice, facsimile and wideband data services for various agencies of the federal government. GE Americom operates seven domestic communications satellites, which carry cable TV programming to the nation's 11,000 plus cable television systems and is also the leading satellite carrier of radio programming, serving more than 6,000 radio stations. It also maintains a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities.

Computer Services

     Computer Services, is a combination of four businesses (Computer Maintenance Service, Rental/Lease, Electronic Services and GE Hamilton Technology Services). Recognized for its premier service, the Computer Maintenance Service business provides comprehensive repair, maintenance and networking services for multi-vendor personal computers. The Rental/Lease business rents and leases a broad range of brand-name personal computers, workstations and test and measurement equipment. The Electronic Service business provides world-class, single-source repair and calibration services for electronic test equipment from more than 1,000 manufacturers. GE Hamilton Technology Services provides a diverse base of technology services -- computer rental, leasing, sales, support and asset management -- to customers seeking communication solutions.

Modular Space

     GE Capital Modular Space (GECMS) maintains a fleet, at December 31, 1993, of approximately 36,000 non-residential relocatable modular structures for rental, lease and sale from over 80 facilities in the United States. GECMS' operating leases are primarily rental and short-term leases, averaging 15 months, in term and usage.

SPECIALTY INSURANCE

Mortgage Insurance

     GE Mortgage Insurance Companies (GEMICO) are engaged principally in underwriting residential mortgage guaranty insurance. Operating in 26 field locations, GEMICO is licensed in 50 states and the District of Columbia, and at December 31, 1993, was the primary insurance carrier for over 828,100 residential homes, with total insurance in force aggregating over $149 billion and total risk in force aggregating over $27 billion. When a claim is received, GEMICO proceeds by either paying a guaranteed percentage based on the specified coverage or paying the mortgage and delinquent interest, taking title to the property and arranging for its sale.

Financial Guaranty Insurance

     FGIC Corporation (FGIC), through its wholly-owned subsidiary Financial Guaranty Insurance Company (Financial Guaranty), is an insurer of municipal bonds, including new issues and bonds traded in the secondary market, including bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain structured debt issues in the taxable market. The guaranteed principal, after reinsurance, amounted to approximately $84 billion at December 31, 1993. Approximately 90% of the business written to date by Financial Guaranty has been municipal bond insurance.

Creditor Insurance

     Financial Insurance Group (FIG), headquartered in Enfield, Middlesex, England, is licensed to offer creditor insurance in the United Kingdom, the Republic of Ireland and Spain. The insurance, which covers loan repayments, is sold through banks, building societies and other lenders to retail borrowers.

Life, Property and Casualty Insurance

     Employers Reassurance Corporation (ERAC), a Kansas life insurance company, formerly Puritan Life Insurance Company, was acquired by GE Capital during 1973. ERAC is licensed to offer life, annuity and accident and health coverage in the District of Columbia and all states except New York, where it is licensed only for reinsurance.

     Puritan Excess & Surplus Lines Insurance Company (PESLIC), a successor to the operations of Puritan Insurance Company, began operations as a subsidiary of GE Capital during 1981. PESLIC is licensed to transact property and casualty insurance in Connecticut and Missouri. The administrative office of the combined life and property and casualty insurance operation is located in Overland Park, Kansas.

     ERAC and PESLIC continue to provide reinsurance and credit insurance coverage to GE Capital customers. ERAC also markets all types of life and accident and health reinsurance coverage to direct writing life insurance companies.

     Insurance and reinsurance operations are subject to regulation by various state insurance commissions or foreign regulatory authorities, as applicable.

ALLOWANCE FOR LOSSES AND LOSS EXPERIENCE ON FINANCING RECEIVABLES

     The Corporation maintains an allowance for losses on financing receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolio. For small-balance financing receivables, the allowance for losses is determined principally on the basis of actual experience during the preceding three years. Additional allowances are also recorded to reflect management's judgment of additional loss potential. For larger-balance financing receivables, the allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known troubled accounts. Note 6 of the Notes to Financial Statements shows the activity in the allowance for losses on financing receivables for the years 1991 through 1993.

     The following table sets forth the Corporation's net loss experience on total financing receivables (time sales, loans and financing lease rentals receivable) in dollars and as a percentage of average financing receivables outstanding for each of the last three years. Recoveries on accounts written off have been netted against gross credit losses.

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
        (Dollar amounts in millions)                           1993       1992       1991
                                                              ------     ------     ------
        Specialized Financing...............................    $434      $415       $394
             % of average financing receivables.............    1.48%     1.37%      1.37%
        Consumer Services...................................    $467      $535       $627
             % of average financing receivables.............    2.23%     2.90%      3.72%
        Mid-Market Financing................................     $70       $57        $63
             % of average financing receivables.............    0.49%     0.47%      0.62%
        Equipment Management................................     $19        $2         $5
             % of average financing receivables.............    0.51%     0.06%      0.20%
        Total(a)............................................    $990    $1,009     $1,089
             % of average financing receivables.............    1.46%     1.58%      1.87%

- ---------------
        (a) Write-downs of in-substance repossessions, foreclosed real estate properties and other investments aggregated $135 million, $243 million and $206 million in 1993, 1992 and 1991, respectively.

     All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Small-balance accounts are progressively written down (from 10% when more than three months delinquent to 100% when nine to twelve months delinquent) to record the balances at estimated realizable value. However, if at any time during that period an account is judged to be uncollectible, such as in the case of a bankruptcy, the remaining balance is written off.

Larger-balance accounts are reviewed at least quarterly, and those accounts which are more than three months delinquent are written down, if necessary, to record the balances at estimated realizable value.

RATES AND COMPETITION

     The Corporation's activities are subject to a variety of federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers in retail time sales transactions, installment loans and revolving credit financing. The Corporation's international operations are subject to regulation in their respective jurisdictions. To date such regulations have not had a material adverse effect on the Corporation's volume of financing operations or profitability. Common carrier services of GE Americom are subject to regulation by the Federal Communications Commission.

     The Corporation's charges for providing financing services are changed from time to time either on a general basis or for specific types of financing when warranted in light of competition or interest and other costs. The businesses in which the Corporation engages are highly competitive. The Corporation is subject to competition from various types of financial institutions, including banks, investment banks, credit unions, leasing companies, consumer loan companies, independent finance companies and finance companies associated with manufacturers.

ITEM 2.  PROPERTIES.

     The Corporation conducts its business from various facilities, most of which are leased.

ITEM 3.  LEGAL PROCEEDINGS.

     The Corporation is not involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                    Omitted.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     See Note 12 of the Notes to Financial Statements. The common stock of the Corporation is owned entirely by GE Capital Services and therefore there is no trading market in such stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with the financial statements of GE Capital and consolidated affiliates and the related Notes to Financial Statements.

                                                                 YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------
(Dollar amounts in millions)                           1993      1992      1991      1990      1989
                                                     --------   -------   -------   -------   -------
FOR THE YEAR:
     Financing volume..............................  $ 57,094   $51,186   $45,965   $42,853   $38,681
                                                     --------   -------   -------   -------   -------
                                                     --------   -------   -------   -------   -------
     Earned income.................................  $ 14,444   $12,250   $11,328   $10,121   $ 8,372
                                                     --------   -------   -------   -------   -------
     Interest and discount expense.................     3,461     3,665     4,225     4,228     3,674
     Operating and administrative expense
       (including minority interest)...............     5,008     3,955     2,728     2,373     1,709
     Insurance losses and policyholder and annuity
       benefits....................................     1,259       611       599       521       602
     Provision for losses on financing
       receivables.................................       987     1,056     1,102       688       527
     Depreciation and amortization of buildings and
       equipment and equipment on operating
       leases......................................     1,587     1,297     1,187       940       698
                                                     --------   -------   -------   -------   -------
     Earnings before income taxes..................     2,142     1,666     1,487     1,371     1,162
     Provision for income taxes....................       664       415       362       350       303
                                                     --------   -------   -------   -------   -------
       Net earnings................................  $  1,478   $ 1,251   $ 1,125   $ 1,021   $   859
                                                     --------   -------   -------   -------   -------
                                                     --------   -------   -------   -------   -------
     Ratio of earnings to fixed charges............      1.62      1.44      1.34      1.31      1.30
                                                     --------   -------   -------   -------   -------
                                                     --------   -------   -------   -------   -------
     Ratio of earnings to combined fixed charges
       and preferred stock dividends...............      1.60      1.43      1.32      1.29      1.28
                                                     --------   -------   -------   -------   -------
                                                     --------   -------   -------   -------   -------
AT YEAR END:
     Financing receivables:
          Time sales and loans, net of deferred
            income.................................  $ 40,748   $37,070   $36,849   $35,085   $30,142
          Investment in financing leases, net of
            deferred income........................    24,930    23,925    20,411    16,530    12,764
                                                     --------   -------   -------   -------   -------
               Total financing receivables.........    65,678    60,995    57,260    51,615    42,906
          Allowance for losses on financing
            receivables............................    (1,730)   (1,607)   (1,508)   (1,360)   (1,127)
                                                     --------   -------   -------   -------   -------
               Financing receivables -- net........  $ 63,948   $59,388   $55,752   $50,255   $41,779
                                                     --------   -------   -------   -------   -------
                                                     --------   -------   -------   -------   -------
     Percent of allowance for losses on financing
       receivables to total financing
       receivables.................................     2.63%     2.63%     2.63%     2.63%     2.63%
                                                     --------   -------   -------   -------   -------
                                                     --------   -------   -------   -------   -------
     Equipment on operating leases -- net..........  $ 10,650   $ 9,395   $ 7,552   $ 5,557   $ 5,095
                                                     --------   -------   -------   -------   -------
                                                     --------   -------   -------   -------   -------
     Total assets..................................  $117,939   $92,632   $80,528   $70,385   $58,696
                                                     --------   -------   -------   -------   -------
                                                     --------   -------   -------   -------   -------
     Capitalization:
     Notes payable within one year.................  $ 52,903   $48,492   $43,152   $36,691   $31,485
     Long-term senior debt.........................    25,112    21,182    17,946    16,728    11,815
     Long-term subordinated debt...................       697       697       325       112       148
     Equity(a).....................................    10,370     8,892     7,872     6,886     5,571
                                                     --------   -------   -------   -------   -------
                                                     --------   -------   -------   -------   -------
     Debt to equity ratio(a).......................      7.59      7.91      7.80      7.77      7.80
                                                     --------   -------   -------   -------   -------
                                                     --------   -------   -------   -------   -------

- ------------
(a) The Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on December 31, 1993 resulting in the inclusion of $485 million of net unrealized gains on investment securities in equity at the end of the year. Excluding such unrealized gains on investment securities, the Corporation's equity and debt to equity ratio would have been $9,885 million and 7.96 to 1 at December 31, 1993, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

     The Corporation's net earnings for 1993 were $1,478 million, which, after payment of dividends on its variable cumulative preferred stock, resulted in a contribution of $1,456 million to GE Capital Services' 1993 net earnings, an increase of 19% over 1992. Net earnings for 1992 were $1,251 million, which, after payment of dividends on its variable cumulative preferred stock, resulted in a contribution to GE Capital Services' net earnings of $1,225 million, an increase of 13% over 1991.

     Earnings of the Corporation's lending, leasing and equipment management businesses are significantly influenced by the level of invested assets and the financing spread on those assets, the excess of yield (rates earned) over interest rates on borrowings. In 1993, the level of invested assets increased and lower rates on borrowings resulted in improved spreads. For 1992, the level of invested assets increased and lower rates on borrowings more than offset lower yields on assets, also resulting in improved spreads. In both years, these increases were partially offset by higher administrative expenses related to the asset growth. As a result of improved asset quality, portfolio loss provisions were lower in 1993, compared with 1992, which had been higher than in 1991.

     In both 1993 and 1992, earnings of the Corporation's Specialty Insurance businesses were up sharply. 1993's improvement reflected strong performances by the financial guaranty insurance and creditor insurance businesses. 1992's increase was primarily the result of growth in both the private mortgage insurance and financial guaranty insurance businesses.

OPERATING RESULTS

     EARNED INCOME from all sources increased 18% in 1993, following an 8% increase in 1992. Asset growth in each of the Corporation's financing segments, through acquisitions of businesses and portfolios as well as origination volume, was the primary reason for increased income from time sales, loans, financing leases and operating lease rentals in both 1993 and 1992. Yields on related assets were essentially flat in 1993 compared with 1992, following a decline from 1991. Earned income in 1993 from the Corporation's annuity business, formed through two current year acquisitions, was $571 million.

     Gains on sales of warrants and other equity interests obtained in connection with certain loans, fee income associated with syndication activities, and sales of certain assets, including real estate investments, contributed $647 million to pre-tax income in 1993, compared with $438 million in 1992 and $261 million in 1991. In addition, pre-tax income in 1992 included $65 million of gains from the disposition of partial interests in several affiliates while pre-tax income in 1991 included a $134 million gain from the disposition of a significant portion of the Corporation's auto auction affiliate.

     Earned income of the Corporation's Specialty Insurance segment in 1993 was 20% higher than in 1992, which in turn was 35% higher than in 1991. The 1993 increase was primarily the result of growth in premium income in the private mortgage, life reinsurance and financial guaranty insurance businesses and reflected the full year impact of the creditor insurance business which was consolidated at the end of the second quarter of 1992 when an existing equity position was converted to a controlling interest. The 1992 increase was primarily the result of growth in premium and investment income in the private mortgage and financial guaranty insurance businesses and reflected revenue from the creditor insurance business for the second half of the year.

     INTEREST AND DISCOUNT EXPENSE in 1993 totaled $3.5 billion, 6% lower than in 1992, which was 13% lower than in 1991. Both decreases reflected substantially lower composite interest rates which more than offset the effect of higher average borrowings required to finance the significantly higher level of invested assets. The Corporation's 1993 composite interest rate of 4.97% was 87 basis points lower than the 1992 rate, which in turn was 167 basis points lower than the 1991 rate.

     OPERATING AND ADMINISTRATIVE EXPENSES increased 24% to $4,894 million in 1993, compared with a 44% increase to $3,941 million in 1992, primarily reflecting operating costs associated with businesses and portfolios acquired during the past two years. Overall, provisions for losses on investments that were charged to operating and administrative expense decreased in 1993, following an increase in 1992. These

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (Continued).

provisions principally related to the Commercial Real Estate and highly leveraged transaction (HLT) portfolios and, in 1993, to commercial aircraft as well.

     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased $648 million to $1,259 million in 1993, compared with a $12 million increase to $611 million in 1992. The 1993 increase largely reflected annuity benefits credited to customers following the current year annuity business acquisitions. The remainder of the 1993 increase represented higher losses on increased volume in the life reinsurance and private mortgage insurance businesses, partially offset by reduced losses in the creditor insurance business. In 1992, lower losses in the life reinsurance business were more than offset by higher losses on increased volume in the private mortgage insurance business and the effects of the creditor insurance business for the second half of the year.

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES decreased $69 million to $987 million in 1993, compared with a $46 million decrease to $1,056 million in 1992. These provisions principally related to the Consumer Services, Commercial Real Estate and HLT portfolios discussed below.

     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased 22% to $1.6 billion in 1993, compared with a 9% increase to $1.3 billion in 1992. Increases in both years were primarily a result of additions to equipment on operating leases through business and portfolio acquisitions.

     INCOME TAX PROVISION was $664 million in 1993 (an effective tax rate of 31.0%), compared with $415 million in 1992 (24.9%) and $362 million (24.3%) in 1991. The increased provision for income taxes in both 1993 and 1992 reflected the effects of additional income before taxes and, in 1993, the 1% increase in the U.S. Federal income tax rate. The higher rate in 1993 compared with 1992 reflected the 1% increase in the U.S. Federal income tax rate and a lower proportion of tax-exempt income. These items were partially offset by the effects of certain unrelated financing transactions that will result in future cash savings and reduced the Corporation's obligation for previously accrued deferred taxes. The higher rate in 1992 compared with 1991 reflected a relatively lower proportion of tax-exempt income and a 1991 adjustment for tax-deductible claims reserves of the property insurance affiliates, for which there was no 1992 counterpart.

OPERATING PROFIT BY INDUSTRY SEGMENT

     Operating profit (pre-tax income) of the Corporation, by industry segment, is summarized in Note 17 and discussed below:

     CONSUMER SERVICES operating profit of $695 million in 1993 was 32% higher than that of 1992. This increase reflected lower provisions for receivable losses in Retailer Financial Services resulting from declines in consumer delinquency as well as strong asset growth and interest rate favorability in both Auto Financial Services and Retailer Financial Services. Operating profit of $525 million in 1992 was 53% higher than that of 1991 (excluding the impact in 1991 of the $134 million gain on the disposition of a significant portion of GE Capital's auto auction affiliate). This increase reflected higher financing spreads in Retailer Financial Services and increased asset levels in Auto Financial Services.

     EQUIPMENT MANAGEMENT operating profit increased $9 million to $377 million in 1993. This increase reflected higher volume in most businesses, largely the result of portfolio and business acquisitions, and improved trailer and railcar utilization, offset by lower average rental rates in Fleet Services and Computer Services, and the effects of lower utilization and pricing pressures at Genstar Container. Operating profit decreased $13 million to $368 million in 1992 due to lower utilization in the Railcar Services and Genstar Container businesses, partially offset by operating profit generated as a result of Fleet Services' acquisition of the fleet leasing operations of Avis-Europe.

     MID-MARKET FINANCING operating profit of $454 million in 1993 was 29% higher than that of 1992 and reflected higher spreads and higher levels of invested assets, primarily as a result of business and portfolio acquisitions. Operating profit increased $104 million to $352 million in 1992 compared with 1991. Operating profit for 1992 reflected higher levels of invested assets, primarily as a result of portfolio acquisitions.

     SPECIALTY INSURANCE operating profit of $422 million in 1993 was 40% higher than the $302 million recorded in 1992, which was 79% higher than in 1991. The 1993 increase reflected higher premium volume from bond refunding in the financial guaranty insurance business as well as reduced claims expense in the

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (Continued).

creditor insurance business. The 1992 gains primarily reflected higher premium volume and investment income at GE Capital's private mortgage and financial guaranty insurance businesses.

     SPECIALIZED FINANCING operating profit was $201 million in 1993, compared with $121 million in 1992 and $220 million in 1991. The increase in 1993 principally reflected much lower provisions for losses on Corporate Finance Group HLT investments and higher gains from sales of Commercial Real Estate assets, partially offset by higher loss provisions for Commercial Real Estate assets and expenses associated with redeployment and refurbishment of owned aircraft. The decline in 1992 principally reflected higher loss provisions, particularly reserves for Corporate Finance Group in-substance and owned investments, partially offset by higher gains on the sale of assets in both Commercial Real Estate and Corporate Finance Group. Loss provisions relating to both the Commercial Real Estate portfolio and Corporate Finance Group HLT investments are discussed below.

CAPITAL RESOURCES AND LIQUIDITY

     The Corporation's principal source of cash is financing activities that involve continuing rollover of short-term borrowings and appropriate addition of long-term borrowings, with a reasonable balance of maturities. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have increased by $10.6 billion. New borrowings of $40.2 billion having maturities longer than 90 days were added during those years, while $25.5 billion of such longer-term borrowings were paid off. The Corporation has also generated significant cash from operating activities, $15.5 billion during the last three years.

     The Corporation's principal use of cash has been investing in assets to grow the business. Additions to financing receivables were $16.1 billion of the $39.2 billion in net investments the Corporation has made over the past three years. Other principal investments during these years were $6.9 billion to acquire new businesses and $9.2 billion for new equipment, primarily for lease to others.

     GE Company has agreed to make payments to the Corporation, constituting additions to pre-tax income, to the extent necessary to cause the Corporation's consolidated ratio of earnings to fixed charges to be not less than 1.10 for each fiscal year commencing with fiscal year 1991. Three years advance written notice is required to terminate this agreement. No payments have been required under this agreement. The Corporation's ratios of earnings to fixed charges for the years 1993, 1992 and 1991, were 1.62, 1.44 and 1.34, respectively.

     GE Capital's total borrowings were $78.7 billion at December 31, 1993, of which $52.9 billion was due in 1994 and $25.8 billion was due in subsequent years. Comparable amounts at the end of 1992 were: $70.4 billion in total; $48.5 billion due within one year; and $21.9 billion due thereafter. Composite interest rates are discussed on page 11. Individual borrowings are structured within overall asset/liability interest rate and currency risk management strategies. Interest rate and currency swaps form an integral part of the Corporation's goal of achieving the lowest borrowing costs for particular funding strategies. Counterparty credit risk is closely monitored -- approximately 90% of the notional amount of swaps outstanding at December 31, 1993 was with counterparties having credit ratings of Aa/AA or better. The Corporation's ratio of debt to equity (leverage) was 7.59 to 1 at the end of 1993, compared with 7.91 to 1 at the end of 1992. Excluding net unrealized gains on investment securities included in equity, the Corporation's leverage was 7.96 to 1 at the end of 1993.

     With the financial flexibility that comes with excellent credit ratings, management believes the Corporation is well positioned to meet the global needs of its customers for capital and continue growing its diverse asset base.

PORTFOLIO QUALITY

     THE PORTFOLIO OF FINANCING RECEIVABLES, $63.9 billion and $59.4 billion at year-ends 1993 and 1992, respectively, is the Corporation's largest asset and its primary source of revenues. Related allowances for losses aggregated $1.7 billion at the end of 1993 (2.63% of receivables -- the same level as 1992) and are, in management's judgment, appropriate given the risk profile of the portfolio.

     A discussion about the quality of certain elements of the portfolio of financing receivables and investments follows. Further details are included in Notes 5 and 9.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (Continued).

     CONSUMER LOANS RECEIVABLE, primarily retailer and auto receivables, were $17.3 billion and $14.8 billion at the end of 1993 and 1992, respectively. The Corporation's investment in consumer auto finance lease receivables was $5.6 billion and $4.8 billion at the end of 1993 and 1992, respectively. Non-earning receivables, 1.7% of total loans and leases (2.1% at the end of 1992), amounted to $391 million at the end of 1993. The provision for losses on retailer and auto financing receivables was $469 million in 1993, a 19% decrease from $578 million in 1992, reflecting reduced consumer delinquencies and intensified collection efforts, particularly in Europe. Most non-earning receivables were private label credit card receivables, the majority of which were subject to various loss sharing arrangements that provide full or partial recourse to the originating retailer.

     COMMERCIAL REAL ESTATE LOANS classified as finance receivables by the Commercial Real Estate business, a part of the Specialized Financing segment, were $10.9 billion at December 31, 1993, up $0.4 billion from the end of 1992. In addition, the investment portfolio of the Corporation's annuity business, acquired during 1993, included $1.1 billion of commercial property loans. Commercial real estate loans are generally secured by first mortgages. In addition to loans, Commercial Real Estate's portfolio also included in other assets $2.2 billion of assets that were purchased for resale from the Resolution Trust Corporation (RTC) and other institutions and $1.4 billion of investments in real estate joint ventures. In recent years, the Corporation has been one of the largest purchasers of assets from RTC and others, growing its portfolio of properties acquired for resale by $1.1 billion in 1993. To date, values realized on these assets have met or exceeded expectations at the time of purchase. Investments in real estate joint ventures have been made as part of original financings and in conjunction with loan restructurings where management believes that such investments will enhance economic returns.

     Commercial Real Estate's foreclosed properties at the end of 1993 declined to $110 million from $187 million at the end of 1992.

     At December 31, 1993, Commercial Real Estate's portfolio included loans secured by and investments in a variety of property types that were well dispersed geographically. Property types included apartments (36%), office buildings (32%), shopping centers (14%), mixed use (8%), industrial and other (10%). These properties were located, principally across the United States, as follows: Mid-Atlantic (21%), Northeast (20%), Southwest (19%), West (15%), Southeast (12%), Central (8%), with the remainder (5%) across Canada and Europe. Reduced and non-earning receivables declined to $272 million in 1993 from $361 million in 1992, reflecting proactive management of delinquent receivables as well as write-offs. Loss provisions for Commercial Real Estate's investments were $387 million in 1993 ($248 million related to receivables and $139 million to other assets), compared with $299 million and $213 million in 1992 and 1991, respectively, as the portfolio continued to be adversely affected by the weakened commercial real estate market.

     HIGHLY LEVERAGED TRANSACTION (HLT) PORTFOLIO is included in the Specialized Financing segment and represents financing provided for highly leveraged management buyouts and corporate recapitalizations. The portion of those investments classified as financing receivables was $3.3 billion at the end of 1993 compared with $5.3 billion at the end of 1992, as substantial repayments reduced this liquidating portfolio. The year-end balance of amounts that had been written down to estimated fair value and carried in other assets as a result of restructuring or in-substance repossession aggregated $544 million at the end of 1993 and $513 million at the end of 1992 (net of allowances of $244 million and $224 million, respectively).

     Non-earning and reduced earning receivables declined to $139 million at the end of 1993 from $429 million the prior year. Loss provisions for HLT investments were $181 million in 1993 ($80 million related to receivables and $101 million to other assets), compared with $573 million in 1992 and $328 million in 1991. Non-earning and reduced earning receivables as well as loss provisions were favorably affected by the stronger economic climate during 1993 as well as by the successful restructurings implemented during the past few years.

     OTHER FINANCING RECEIVABLES, approximately $26 billion, consisted primarily of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio grew approximately $2 billion during 1993, while non-earning and reduced earning receivables decreased $46 million to $98 million at year end.

     The Corporation has loans and leases to commercial airlines that aggregated about $6.8 billion at the end of 1993, up from $6 billion at the end of 1992. At year-end 1993, commercial aircraft positions included conditional commitments to purchase aircraft at a cost of $865 million and financial guarantees

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (Continued).

and funding commitments amounting to $450 million. These purchase commitments are subject to the aircraft having been placed on lease under agreements, and with carriers, acceptable to the Corporation prior to delivery. Expenses associated with redeployment and refurbishment of owned aircraft totaled $112 million in 1993 compared with nominal amounts in prior years. The Corporation's increasing investment demonstrates its continued long-term commitment to the airline industry.

     ENTERING 1994, management believes that the diversity and strength of the Corporation's assets, along with vigilant attention to risk management, position it to deal effectively with a global and changing competitive and economic landscape.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," modifies the accounting that applies when it is probable that all amounts due under contractual terms of a loan will not be collected. Management does not believe that this Statement, required to be adopted no later than the first quarter of 1995, will have a material effect on the Corporation's financial position or results of operations, although such effect will depend on the facts at the time of adoption.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
General Electric Capital Corporation

     We have audited the financial statements of General Electric Capital Corporation and consolidated affiliates as listed in Item 14. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Corporation and consolidated affiliates at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993.

/s/ KPMG PEAT MARWICK
Stamford, Connecticut
February 11, 1994

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   STATEMENT OF CURRENT AND RETAINED EARNINGS

For the years ended December 31 (In millions)                         1993       1992       1991
                                                                     -------    -------    -------
EARNED INCOME
Time sales, loan, investment and other income (Note 13)...........   $ 7,558    $ 6,687    $ 6,595
Financing leases (Note 13)........................................     2,315      2,151      1,836
Operating lease rentals (Note 13).................................     3,267      2,444      2,205
Premium and commission income of insurance affiliates (Note 11)...     1,304        968        692
                                                                     -------    -------    -------
     Total earned income..........................................    14,444     12,250     11,328
                                                                     -------    -------    -------
EXPENSES
Interest and discount (Notes 10 & 14).............................     3,461      3,665      4,225
Operating and administrative (Note 15)............................     4,894      3,941      2,735
Insurance losses and policyholder and annuity benefits (Note
  11).............................................................     1,259        611        599
Provision for losses on financing receivables (Note 6)............       987      1,056      1,102
Depreciation and amortization of buildings and equipment and
  equipment on operating leases (Notes 7 & 8).....................     1,587      1,297      1,187
Minority interest in net earnings of consolidated affiliates......       114         14         (7)
                                                                     -------    -------    -------
     Total expenses...............................................    12,302     10,584      9,841
                                                                     -------    -------    -------
Earnings before income taxes......................................     2,142      1,666      1,487
Provision for income taxes (Note 16)..............................       664        415        362
                                                                     -------    -------    -------
NET EARNINGS......................................................     1,478      1,251      1,125
Cash dividends paid (Note 12).....................................      (482)      (326)      (141)
Retained earnings at January 1....................................     6,012      5,087      4,103
                                                                     -------    -------    -------
RETAINED EARNINGS AT DECEMBER 31..................................   $ 7,008    $ 6,012    $ 5,087
                                                                     -------    -------    -------
                                                                     -------    -------    -------

See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                        STATEMENT OF FINANCIAL POSITION

At December 31 (In millions)                                                  1993        1992
                                                                            --------     -------
ASSETS
Cash and equivalents......................................................  $  1,049     $ 1,240
Trading securities (Note 3)...............................................        --       1,248
Investment securities (Note 4)............................................    20,577       6,683
Financing receivables (Note 5):
     Time sales and loans, net of deferred income.........................    40,748      37,070
     Investment in financing leases, net of deferred income...............    24,930      23,925
                                                                            --------     -------
                                                                              65,678      60,995
     Allowance for losses on financing receivables (Note 6)...............    (1,730)     (1,607)
                                                                            --------     -------
          Financing receivables -- net....................................    63,948      59,388
Other receivables -- net..................................................     4,046       3,037
Equipment on operating leases (at cost), less accumulated amortization of
  $3,238 and $2,549 (Note 7)..............................................    10,650       9,395
Buildings and equipment (at cost), less accumulated depreciation of $555
  and $435 (Note 8).......................................................       910         909
Other assets (Note 9).....................................................    16,759      10,732
                                                                            --------     -------
TOTAL ASSETS..............................................................  $117,939     $92,632
                                                                            --------     -------
                                                                            --------     -------
LIABILITIES AND EQUITY
Notes payable within one year (Note 10)...................................  $ 52,903     $48,492
Notes payable after one year (Note 10)....................................    25,809      21,879
                                                                            --------     -------
     Total notes payable..................................................    78,712      70,371
Accounts and drafts payable...............................................     3,452       2,813
Insurance reserves and annuity benefits (Note 11).........................    16,585       3,173
Other liabilities.........................................................     2,764       2,179
Deferred income taxes (Note 16)...........................................     5,630       5,081
                                                                            --------     -------
     Total liabilities....................................................   107,143      83,617
                                                                            --------     -------
Minority interest in equity of consolidated affiliates....................       426         123
Variable cumulative preferred stock, $100 par value, liquidation preference $100,000 per share (10,500 shares authorized and 8,750 shares
  outstanding at December 31, 1993 and December 31, 1992).................         1           1
Common stock, $200 par value (3,866,000 shares authorized and 3,837,825
  shares outstanding at December 31, 1993 and December 31, 1992)..........       768         768
Additional paid-in capital................................................     2,172       2,147
Retained earnings.........................................................     7,008       6,012
Other.....................................................................       421         (36)
                                                                            --------     -------
     Total equity (Note 12)...............................................    10,370       8,892
                                                                            --------     -------
TOTAL LIABILITIES AND EQUITY..............................................  $117,939     $92,632
                                                                            --------     -------
                                                                            --------     -------

See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                            STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)                   1993          1992          1991
                                                               -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings...............................................    $ 1,478       $ 1,251       $ 1,125
Adjustments to reconcile net earnings to cash provided by
  operating activities:
     Provision for losses on financing receivables.........        987         1,056         1,102
     Increase in insurance reserves and annuity benefits...        764           374           133
     Increase (decrease) in deferred income taxes..........        496           (23)          573
     Depreciation and amortization of buildings and
       equipment and equipment on operating leases.........      1,587         1,297         1,187
     Amortization of premium and discount on debt..........         99           197           222
     Increase in accounts and drafts payable...............        624           343           354
     Gain on principal business dispositions...............         --           (65)         (134)
     Other -- net..........................................        455           271          (232)
                                                               -------       -------       -------
       Cash provided by operating activities...............      6,490         4,701         4,330
                                                               -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers.............................    (30,002)      (27,069)      (25,030)
Principal collections from customers.......................     27,571        25,136        25,289
Investment in assets on financing leases...................     (7,204)       (7,758)       (8,829)
Principal collections on financing leases..................      6,812         5,338         3,726
Net increase in credit card receivables....................     (1,341)         (330)       (2,410)
Buildings and equipment and equipment on operating
  leases -- additions......................................     (3,133)       (3,342)       (2,706)
         -- dispositions...................................      1,080         1,744           937
Payments for principal businesses purchased, net of cash
  acquired.................................................     (2,090)       (2,013)       (2,836)
Proceeds from principal business dispositions..............         --            --           277
Purchases of investment securities by insurance and annuity
  affiliates...............................................     (7,527)       (3,059)       (3,281)
Dispositions of investment securities by insurance and
  annuity affiliates.......................................      5,623         2,819         2,648
Other......................................................     (3,724)       (3,457)       (1,061)
                                                               -------       -------       -------
       Cash used by investing activities...................    (13,935)      (11,991)      (13,276)
                                                               -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities).....      2,053         4,123         4,436
Newly issued debt -- short-term (91-365 days)..............      4,315         4,456         4,863
                  -- long-term senior......................     10,885         6,699         6,317
                  -- long-term subordinated................         --           450           250
Proceeds -- non-recourse, leveraged lease debt.............         53           148         1,808
Repayments and other reductions -- short-term (91-365
  days)....................................................     (9,008)       (6,474)       (6,504)
                                -- long-term senior........       (206)         (658)       (1,691)
                                -- long-term subordinated..         --           (76)          (32)
Principal payments -- non-recourse, leveraged lease debt...       (312)         (272)         (280)
Dividends paid.............................................       (482)         (326)         (141)
Proceeds from sales of investment and annuity contracts....        509            --            --
Redemptions of investment and annuity contracts............       (578)           --            --
Capital contributions from parent company..................         25            --            --
                                                               -------       -------       -------
       Cash provided by financing activities...............      7,254         8,070         9,026
                                                               -------       -------       -------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS DURING THE
  YEAR.....................................................       (191)          780            80
CASH AND EQUIVALENTS AT BEGINNING OF YEAR..................      1,240           460           380
                                                               -------       -------       -------
CASH AND EQUIVALENTS AT END OF YEAR........................    $ 1,049       $ 1,240       $   460
                                                               -------       -------       -------
                                                               -------       -------       -------

See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION -- The consolidated financial statements represent a consolidation of General Electric Capital Corporation and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the parent and consolidated affiliates have been eliminated. Other affiliates in which the Corporation and/or its consolidated affiliates own 20% to 50% of the voting rights ("nonconsolidated affiliates") are included in other assets, valued at the appropriate share of equity plus loans and advances.

     CASH FLOWS -- For purposes of the Statement of Cash Flows, certificates and other time deposits are treated as cash equivalents.

     METHODS OF RECORDING EARNED INCOME -- Income on all loans is recognized on the interest method. Accrual of interest income is suspended when collection of an account becomes doubtful, generally after the account becomes 90 days delinquent.

     Financing lease income, which includes related investment tax credits and residual values, is recorded on the interest method so as to produce a level yield on funds not yet recovered. Unguaranteed residual values included in lease income are based principally on independent appraisals of the values of leased assets remaining at expiration of the lease terms.

     Operating lease income is recognized on a straight-line basis over the term of the underlying leases.

     Origination, commitment and other nonrefundable fees related to fundings are deferred and recorded in earned income on the interest method. Commitment fees related to loans not expected to be funded and line of credit fees are deferred and recorded in earned income on a straight-line basis over the period to which the fees relate. Syndication fees are recorded in earned income at the time the related services are performed unless significant contingencies exist.

     See "Insurance and Annuity Businesses" below for information with respect to earned income of these businesses.

     ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES AND INVESTMENTS -- The Corporation maintains an allowance for losses on financing receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolio. For small-balance receivables the allowance for losses is determined principally on the basis of actual experience during the preceding three years. Further allowances are also provided to reflect management's judgment of additional loss potential. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known troubled accounts.

     All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Small-balance accounts are progressively written down (from 10% when more than three months delinquent to 100% when nine to twelve months delinquent) to record the balances at estimated realizable value. However, if at any time during that period an account is judged to be uncollectible, such as in the case of a bankruptcy, the uncollectible balance is written off. Larger-balance accounts are reviewed at least quarterly, and those accounts which are more than three months delinquent are written down, if necessary, to record the balances at estimated realizable value.

     When collateral is formally or substantively repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value and is transferred to other assets. Subsequent to such transfer, these assets are carried at the lower of cost or estimated current fair value. This accounting has been employed principally for highly leveraged transactions (HLT) and real estate loans.

     INCOME TAXES -- Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," was adopted effective January 1, 1992. The effect of adopting SFAS No. 109 was not material. Deferred tax balances are stated at tax rates expected to be in effect when taxes are actually paid or recovered.

     INVESTMENT AND TRADING SECURITIES -- On December 31, 1993, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. Trading securities are reported at fair value, with changes in fair value included in earnings. Investment securities include both available-for-sale and held-to-maturity securities. Available-for-sale securities are reported at fair value, with net unrealized gains and losses included in equity. Held-to-maturity debt securities are reported at amortized cost. See notes 3 and 4 for a discussion of the classification and reporting of these securities at December 31, 1992. For all investment securities, unrealized losses that are other than temporary are recognized in earnings.

     EQUIPMENT ON OPERATING LEASES -- Equipment is amortized, principally on a straight-line basis, to estimated net salvage value over the lease term or the estimated economic life of the equipment.

     BUILDINGS AND EQUIPMENT -- The Corporation records depreciation principally on a sum-of-the-year's-digits basis over the lives of the assets.

     OTHER ASSETS -- Goodwill is amortized on a straight-line basis over periods not exceeding 30 years.

     FOREIGN OPERATIONS -- Assets and liabilities of foreign affiliates are translated into U.S. dollars at the year-end exchange rates while operating results are translated at rates prevailing during the year. Such adjustments are accumulated and reported as a separate component of equity.

     INSURANCE AND ANNUITY BUSINESSES -- Premiums on short-duration insurance contracts are reported as earned income over the terms of the related reinsurance treaties or insurance policies. In general, earned premiums are calculated on a pro-rata basis or are determined based on reports received from reinsureds. Premium adjustments under retrospectively rated assumed reinsurance contracts are recorded based on estimated losses and loss expenses, including both case and incurred-but-not-reported reserves. Premiums on long-duration insurance products are recognized as earned when due. Premiums received under annuity contracts are not reported as revenues but as annuity benefits -- a liability -- and are adjusted according to the terms of the respective policies.

     The estimated liability for insurance losses and loss expenses consist of both case and incurred-but-not-reported reserves. Where experience is not sufficient, industry averages are used. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are deducted from outstanding losses.

     The liability for future policyholder benefits of the life insurance affiliates has been computed mainly by a net-level-premium method based on assumptions for investment yields, mortality and terminations that were appropriate at date of purchase or at the time the policies were developed, including provisions for adverse deviations.

     Deferred insurance acquisition costs for the property and casualty businesses are amortized pro-rata over the contract periods in which the related premiums are earned. For the life insurance business, these costs are amortized over the premium-paying periods of the contracts in proportion either to anticipated premium income or to gross profit, as appropriate. For certain annuity contracts, such costs are amortized on the basis of anticipated gross profits. For other lines of business, acquisition costs are amortized over the life of the related insurance contracts. Deferred insurance acquisition costs are reviewed for recoverability; for short-duration contracts, anticipated investment income is considered in making recoverability evaluations.

NOTE 2.  ACQUISITIONS

The Corporation has acquired two individually non-significant entities (collectively "the Acquisitions"). The acquisition of GNA Corporation ("GNA") from Weyerhaeuser Company and Weyerhaeuser Financial Services, Inc. occurred on April 1, 1993, while the acquisition of United Pacific Life Insurance Company ("UPL") from Reliance Insurance Company and its parent company, Reliance Group Holdings, Inc. occurred on July 14, 1993. The acquisitions, accounted for as purchases, have been reflected in the accompanying consolidated financial statements of the Corporation since the respective acquisition dates.

     The acquired companies had assets of approximately $12.8 billion, principally investment securities. The aggregate estimated purchase price was $1,113 million and is subject to certain post-closing adjustments.

     Unaudited pro forma condensed results of operations of the Corporation for each of the years ended December 31, 1993 and 1992 as if the Acquisitions had occurred on January 1, 1993 and January 1, 1992, respectively, are as follows:

                                                                            1993           1992
                                                                            ----           ----
(In millions)
Earned Income.........................................................    $ 14,848       $ 13,375
Net earnings..........................................................       1,507          1,299

     The pro forma data have been prepared based on assumptions management deems appropriate and the results are not necessarily indicative of those that might have occurred had the transactions become effective at the beginning of the respective years, primarily due to changes in investment and other business strategies of the acquired companies. The aggregate effect of several other business acquisitions completed during 1993 was not material.

NOTE 3.  TRADING SECURITIES

The Corporation's trading securities at December 31, 1992, included investments in equity securities held by insurance affiliates at a fair value of $812 million, with unrealized pretax gains of $30 million (net of unrealized pretax losses of $11 million) included in equity and $436 million of preferred stock issued by affiliated companies. At December 31, 1993, such securities were classified as investment securities (see note 4).

NOTE 4.  INVESTMENT SECURITIES

At December 31, 1993, investment securities were classified as available-for-sale and reported at fair value, including net unrealized gains of $760 million before taxes. At December 31, 1992, investment securities of $5,641 million were classified as available-for-sale and were reported at the lower of aggregate amortized cost or fair value. The balance of the 1992 investment securities portfolio was carried at amortized cost.

     A summary of investment securities follows.

                                                                        GROSS        GROSS      ESTIMATED
                                                          AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                      (In millions)                         COST       GAINS(A)    LOSSES(A)      VALUE
                                                          ---------   ----------   ----------   ---------
  DECEMBER 31, 1993
  Corporate and non-U.S. ...............................   $10,490       $145        $  (59)     $10,576
  State and municipal...................................     4,646        396            (5)       5,037
  Mortgage-backed.......................................     2,487         31           (11)       2,507
  U.S. government and federal agency....................     1,217         14            (7)       1,224
  Equity................................................       977        299           (43)       1,233
                                                           -------       ----        ------      -------
                                                           $19,817       $885        $ (125)     $20,577
                                                           -------       ----        ------      -------
                                                           -------       ----        ------      -------
  DECEMBER 31, 1992
  Corporate and non-U.S. ...............................   $ 3,091       $ 42        $   --      $ 3,133
  State and municipal...................................     3,095        180            (8)       3,267
  Mortgage-backed.......................................       246          7            (1)         252
  U.S. government and federal agency....................       251         10            (1)         260
                                                           -------       ----        ------      -------
                                                           $ 6,683       $239        $  (10)     $ 6,912
                                                           -------       ----        ------      -------

- ---------------
(a) December 31, 1992 amounts include gross unrealized gains of $24 million and there were no unrealized losses on investment securities carried at amortized cost.

     Contractual maturities of debt securities, other than mortgage-backed securities, at December 31, 1993, are shown below.

                                                                                  ESTIMATED
                                                                     AMORTIZED      FAIR
    (In millions)                                                      COST         VALUE
                                                                     ---------    ---------
    Due in:
      1994.........................................................   $ 2,432      $ 2,460
      1995 - 1998..................................................     3,779        3,888
      1999 - 2003..................................................     3,895        3,975
      2004 and later...............................................     6,247        6,514

     It is expected that actual maturities will differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Proceeds from the sales of debt securities were $4,922 million in 1993, $1,249 million in 1992 and $1,078 million in 1991. Gross realized gains were $129 million in 1993, $60 million in 1992 and $36 million in 1991. Gross realized losses were $31 million in 1993, $1 million in 1992 and $8 million in 1991.

NOTE 5.  FINANCING RECEIVABLES

Financing receivables at December 31, 1993 and 1992 by principal category are shown below.

                                                                                   AMOUNT
                                                                             -------------------
(In millions)                                                                 1993        1992
                                                                             -------     -------
Time sales and loans:
     Retailer and auto financing...........................................  $17,242     $14,847
     Commercial real estate financing......................................   11,887      10,526
     Commercial and industrial loans.......................................    6,781       8,270
     Equipment sales financing.............................................    5,514       3,951
     Other.................................................................      398         421
                                                                             -------     -------
                                                                              41,822      38,015
     Deferred income.......................................................   (1,074)       (945)
                                                                             -------     -------
     Time sales and loans -- net of deferred income........................   40,748      37,070
                                                                             -------     -------
Investment in financing leases:
     Direct financing leases...............................................   22,063      20,890
     Leveraged leases......................................................    2,867       3,035
                                                                             -------     -------
                                                                              24,930      23,925
                                                                             -------     -------
Total financing receivables................................................  $65,678     $60,995
                                                                             -------     -------
                                                                             -------     -------

Financing receivables classified as time sales and loans represent transactions with customers in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans acquired on a discount basis carried at gross book value, which includes finance charges. At year-ends 1993 and 1992, commercial and industrial loans included $3,293 million and $5,262 million, respectively, for highly leveraged transactions. Note 7 contains information on commercial airline loans and leases.

     The financing lease operations consist of direct financing and leveraged leases of aircraft, railroad rolling stock, automobiles and other transportation equipment, data processing equipment, medical equipment, and other manufacturing, power generation, mining and commercial equipment and facilities.

     As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, the Corporation is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. The Corporation is also entitled generally to any investment tax credit on leased equipment and to any residual value of leased assets.

     Investments in direct financing and leveraged leases represent unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. Because the Corporation has no general obligation on notes and other instruments representing third-party participation related to leveraged leases, such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable.

     The Corporation's share of rentals receivable is subordinate to the share of such other participants who also have a security interest in the leased equipment.

     The Corporation's investment in financing leases at December 31, 1993 and 1992 is shown below.

                                                      DIRECT                                      TOTAL
                                                 FINANCING LEASES     LEVERAGED LEASES      FINANCING LEASES
                                                ------------------   -------------------   -------------------
(In millions)                                     1993      1992       1993       1992       1993       1992
                                                --------  --------   --------   --------   --------   --------
Total minimum lease payments
  receivable...........................         $26,584   $25,390    $11,496    $12,782    $38,080    $38,172
Less principal and interest on
  third-party nonrecourse debt.........              --        --     (8,398)    (9,446)    (8,398)    (9,446)
                                                --------  --------   --------   --------   --------   --------
     Rentals receivable................          26,584    25,390      3,098      3,336     29,682     28,726
Estimated unguaranteed residual value
  of leased assets.....................           3,323     3,115      1,167      1,237      4,490      4,352
Less: Deferred income(a)...............          (7,844)   (7,615)    (1,398)    (1,538)    (9,242)    (9,153)
                                                --------  --------   --------   --------   --------   --------
      Investment in financing leases...          22,063    20,890      2,867      3,035     24,930     23,925
Less: Allowance for losses.............            (464)     (481)       (74)       (79)      (538)      (560)
      Deferred taxes arising from
       financing leases................          (2,157)   (1,986)    (2,760)    (2,567)    (4,917)    (4,553)
                                                --------  --------   --------   --------   --------   --------
Net investment in financing leases.....         $19,442   $18,423    $    33    $   389    $19,475    $18,812
                                                --------  --------   --------   --------   --------   --------
                                                --------  --------   --------   --------   --------   --------

- ------------
(a) Total financing lease deferred income is net of deferred initial direct costs of $83 million and $73 million for 1993 and 1992, respectively.

     At December 31, 1993, contractual maturities for time sales and loans over the next five years and after are: $16,287 million in 1994; $6,286 million in 1995; $4,350 million in 1996; $4,104 million in 1997; $3,112 million in 1998;
and $7,683 million in 1999 and later -- aggregating $41,822 million. At December 31, 1993, contractual maturities for finance lease rentals receivable over the next five years and after are: $6,417 million in 1994; $5,426 million in 1995; $3,919 million in 1996; $2,570 million in 1997; $1,720 million in 1998; and
$9,630 million in 1999 and later -- aggregating $29,682 million.

     Experience of the Corporation has shown that a portion of receivables will be paid prior to contractual maturity. Accordingly, the contractual maturities of time sales and loans and of rentals receivable shown above are not to be regarded as forecasts of future cash collections.

     The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include financial guarantees and letters of credit. The Corporation's exposure to credit loss in the event of nonperformance by the other party to financial guarantees is represented by the contractual amount of those instruments. The Corporation uses the same credit policies and the same collateral requirements in making commitments and conditional obligations as it does for financing transactions. In addition, the Corporation is involved in the sales of receivables for which it is contingently liable for credit losses for a percentage of the initial face amount sold. At December 31, 1993 and 1992, the aggregate amount of such financial guarantees were $1,863 million and $1,693 million, respectively, excluding those related to commercial aircraft (see note 7). In connection with the sales of financing receivables, the Corporation received proceeds of $1,105 million in 1993, $1,097 million in 1992 and $2,316 million in 1991. At December 31, 1993 and 1992, $3,045 million and $3,473 million, respectively, of such receivables were outstanding.

     Under arrangements with customers, the Corporation had committed to lend funds of $2,131 million and $1,794 million at December 31, 1993 and 1992, respectively, excluding those related to commercial aircraft (see note 7). Additionally, at December 31, 1993 and 1992, the Corporation was conditionally obligated to advance $2,244 million and $2,236 million, respectively, principally under performance-based standby lending commitments. The Corporation also was obligated for $2,946 million and $2,147 million at year-ends 1993 and 1992, respectively, under standby liquidity facilities related to third-party commercial paper programs, although management believes that the prospects of being required to fund under such standby facilities are remote. Note 11 discusses financial guarantees of insurance affiliates.

     Nonearning consumer time sales and loans, primarily private-label credit card receivables, amounted to $391 million and $444 million at December 31, 1993 and 1992, respectively. A majority of these receivables was subject to various loss-sharing arrangements that provide full or partial recourse to the originating private-label entity. Nonearning and reduced earning receivables other than consumer time sales and loans were $509 million and $934 million at year-ends 1993 and 1992, respectively.

     Earnings of $11 million and $30 million realized in 1993 and 1992, respectively, were $41 million and $75 million lower than would have been reported had these receivables earned income in accordance with their original terms.

     Additional information regarding financing receivables is included in Management's Discussion of the Corporation's Portfolio Quality on page 13.

NOTE 6.  ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

The allowance for losses on financing receivables represented 2.63% of total financing receivables at both year-ends 1993 and 1992. The table below shows the activity in the allowance for losses on financing receivables during 1991 through 1993:

     (In millions)                                          1993         1992          1991
                                                           ------       -------       -------
     Balance at January 1..............................    $1,607       $ 1,508       $ 1,360
     Additions charged to operations...................       987         1,056         1,102
     Net transfers related to companies acquired or
       sold............................................       126            52           135
     Amounts written off -- net........................      (990)       (1,009)       (1,089)
                                                           ------       -------       -------
     Balance at December 31............................    $1,730       $ 1,607       $ 1,508
                                                           ------       -------       -------
                                                           ------       -------       -------

     Amounts written off in 1993 were approximately 1.46% of average financing receivables outstanding during the year, compared with 1.58% and 1.87% of average financing receivables outstanding during 1992 and 1991, respectively.

NOTE 7.  EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 1993 and 1992 are shown in the following table:

     (In millions)                                                        1993       1992
                                                                         -------    -------
     Cost -- aircraft..................................................  $ 3,677    $ 2,850
           -- vehicles.................................................    3,568      2,274
           -- marine shipping containers...............................    2,985      2,584
           -- railroad rolling stock...................................    1,498      1,478
           -- other....................................................    2,160      2,758
                                                                         -------    -------
                                                                          13,888     11,944
     Accumulated amortization..........................................   (3,238)    (2,549)
                                                                         -------    -------
                                                                         $10,650    $ 9,395
                                                                         -------    -------
                                                                         -------    -------

     Amortization of equipment on operating leases was $1,395 million in 1993, $1,133 million in 1992 and $1,055 million in 1991.

     The Corporation acts as a lender and lessor to commercial enterprises in the airline industry; at December 31, 1993 and 1992, the aggregate amount of such loans, leases and equipment leased to others were $6,776 million and $5,978 million, respectively. In addition, the Corporation had issued financial guarantees and funding commitments of $450 million at December 31, 1993 ($645 million at year-end 1992) and had conditional commitments to purchase aircraft at a cost of $865 million. These purchase commitments are subject to the aircraft having been placed on lease under agreements, and with carriers, acceptable to the Corporation prior to delivery. Included in the Corporation's equipment leased to others at year-end 1993 is $244 million of commercial aircraft off-lease ($94 million in 1992).

NOTE 8.  BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, data processing equipment, vehicles, furniture and office equipment used at the Corporation's offices throughout the world. Depreciation expense was $192 million for 1993, $164 million for 1992 and $132 million for 1991.

NOTE 9.  OTHER ASSETS

Other assets at December 31, 1993 and 1992 are shown in the table below.

    (In millions)                                                         1993        1992
                                                                         -------     -------
    Assets acquired for resale.........................................  $ 8,141     $ 3,388
    Investments in and advances to nonconsolidated affiliates, at
      equity...........................................................    2,079       1,720
    Other intangibles..................................................    1,637         921
    Miscellaneous investments..........................................    1,541       1,983
    Goodwill...........................................................    1,537       1,197
    Deferred insurance acquisition costs...............................      847         598
    Foreclosed real estate properties..................................      213         304
    Other..............................................................      764         621
                                                                         -------     -------
                                                                         $16,759     $10,732
                                                                         -------     -------
                                                                         -------     -------

     Accumulated amortization of goodwill and other intangibles was $261 million and $229 million, respectively, at December 31, 1993 and $204 million and $94 million, respectively, at December 31, 1992.

     Miscellaneous investments included $75 million and $275 million at December 31, 1993 and 1992, respectively, of in-substance repossessions at the lower of cost or estimated fair value previously included in financing receivables. Investments in and advances to nonconsolidated affiliates include advances of $1,159 million and $687 million at December 31, 1993 and 1992, respectively.

     The Corporation's mortgage servicing activities include the purchase and resale of mortgages. It had open commitments to purchase mortgages totaling $5,935 million and $2,963 million at December 31, 1993 and 1992, respectively. Additionally, the Corporation had open commitments to sell mortgages totaling $6,426 million and $1,777 million, at year-ends 1993 and 1992, respectively. At December 31, 1993 and 1992, mortgages sold with full or partial recourse to the Corporation aggregated $2,526 million and $3,876 million, respectively.

NOTE 10.  NOTES PAYABLE

Notes payable at December 31, 1993 totaled $78,712 million, consisting of $78,015 million of senior debt and $697 million of subordinated debt. The composite interest rate during 1993 was 4.97% compared with 5.84% for 1992 and 7.51% for 1991. Total short-term notes payable at December 31, 1993 and 1992 consisted of the following:

    (In millions)                                                         1993        1992
                                                                         -------     -------
    Commercial paper...................................................  $43,958     $40,179
    Current portion of long-term debt..................................    6,420       4,298
    Notes with trust departments of banks..............................    1,882       1,659
    Banks..............................................................      198       1,816
    Other..............................................................      445         540
                                                                         -------     -------
                                                                         $52,903     $48,492
                                                                         -------     -------
                                                                         -------     -------

     The average daily balance of short-term debt, excluding the current portion of long-term debt, during 1993 was $41,450 million compared with $38,319 million for 1992 and $35,487 million for 1991. The December 31, 1993 balance of $52,903 million was the maximum balance during 1993. The December 31, 1992 balance of $48,492 million was the maximum balance during 1992. The December 27, 1991 balance of $44,412 million was the maximum balance during 1991. The average short-term interest rate, excluding the current portion of long-term debt, for the year 1993 was 3.27%, representing short-term interest expense divided by the average daily balance, compared with 3.91% for 1992 and 6.32% for 1991. On December 31, 1993, 1992 and 1991, average interest rates were 3.39%, 3.57% and 5.13%, respectively, for commercial paper and 3.10%, 3.54% and 4.90%, respectively, for notes with trust departments of banks.

     Outstanding balances in notes payable after one year at December 31, 1993 and 1992 are shown below.

                                                      WEIGHTED
                                                       AVERAGE                        1993        1992
(Dollars in millions)                               INTEREST RATE     MATURITIES     AMOUNT      AMOUNT
                                                    -------------     ----------     -------     -------
Senior notes
     Notes(a)(b)..................................       6.03%         1995-2012     $22,028     $18,072
     Zero coupon/deep discount notes..............      13.72          1995-2001       1,407       1,578
     Reset or remarketed notes(c).................       8.39          2007-2018       1,500       1,500
     Floating rate notes(d).......................                     1995-2053         521         496
     Less unamortized discount/premium............                                      (344)       (464)
                                                                                     -------     -------
          Total senior notes......................                                    25,112      21,182
                                                                                     -------     -------
Subordinated notes(e).............................       7.39          2006-2012         697         697
                                                                                     -------     -------
                                                                                     $25,809     $21,879
                                                                                     -------     -------
                                                                                     -------     -------

- ---------------
(a) At December 31, 1993 and 1992, the Corporation had agreed to exchange currencies and related interest payments on principal amounts equivalent to U.S. $8,101 million and $6,499 million, respectively. At December 31, 1993 and 1992, the Corporation also had entered into interest rate swaps related to interest on $11,624 million and $8,549 million, respectively. To minimize borrowing costs, the Corporation has entered into multiple currency and interest rate agreements for certain notes.

(b) At December 31, 1993 and 1992, counterparties held options under which the Corporation can be caused to execute interest rate swaps associated with interest payments through 1999 on $500 million and $625 million, respectively.

(c) The Corporation will reset interest rates at the end of the initial and each subsequent interest period. At each interest rate-reset date, the Corporation may redeem notes in whole or in part at its option. Current interest periods range from March 1994 to May 1996.

(d) The rate of interest payable on each note is a variable rate based on the commercial paper rate each month. Interest is payable at the option of the Corporation either monthly or semiannually.

(e) At December 31, 1993 and 1992, subordinated notes in the amount of $697 million were guaranteed by GE Company.

     Long-term borrowing maturities during the next five years, including the current portion of notes payable after one year are: 1994, $6,420 million; 1995, $6,202 million; 1996, $4,805 million; 1997, $2,969 million; and 1998, $3,563 million.

     At December 31, 1993 the Corporation had committed lines of credit aggregating $19,045 million with 134 banks, including $6,005 million of revolving credit agreements with 69 banks pursuant to which the Corporation has the right to borrow funds for periods exceeding one year. A total of $4,627 million of these lines were also available for use by GE Capital Services. In addition, at December 31, 1993, approximately $105 million of committed lines of credit were directly available to a foreign affiliate. Also, at December 31, 1993, approximately $3,045 million of GE Company's credit lines were available for use by the Corporation. During 1993 the Corporation did not borrow under any of these credit lines.

     The Corporation compensates banks for credit facilities in the form of fees which were immaterial for the past three years.

NOTE 11.  INSURANCE RESERVES AND ANNUITY BENEFITS

The Corporation adopted SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," during 1993. The principal effect of this Statement was to report reinsurance receivables and prepaid reinsurance premiums, a total of $1,012 million at December 31, 1993, as assets. Such amounts were reported as reductions of insurance reserves at the end of 1992.

     Insurance reserves and annuity benefits represents policyholders' benefits, unearned premiums and provisions for policy losses and benefits relating to insurance and annuity businesses. The related balances at December 31, 1993 and 1992 are as follows:

(In millions)                                                                   1993       1992
                                                                              --------    -------
Insurance reserves and annuity benefits:
  Annuity benefits..........................................................  $  8,894    $    --
  Other policyholder benefits...............................................     5,259      1,231
  Financial and mortgage guarantee reserves.................................       607        412
  Property and casualty reserves............................................       440        442
  Unearned premiums.........................................................     1,385      1,088
                                                                              --------    -------
                                                                              $ 16,585    $ 3,173
                                                                              --------    -------
                                                                              --------    -------

     Financial guarantees, principally FGIC's guarantees on municipal bonds and structured debt issued, amounted to approximately $101.4 billion and $81.3 billion at year-end 1993 and 1992, respectively, before reinsurance of $17.3 billion and $13.7 billion, respectively. Related unearned premiums amounted to $803 million and $571 million at December 31, 1993 and 1992, respectively. As of December 31, 1993 and 1992, reserves for losses and loss adjustment expenses were $96 million and $40 million, respectively.

     The Corporation's mortgage insurance operations underwrite residential mortgage guarantee insurance. Total risk in force aggregated $27.0 billion and $21.3 billion at December 31, 1993 and 1992, respectively; related unearned premiums amounted to $276 million at December 31, 1993 and $236 million at December 31, 1992. Case basis loss reserves and loss adjustment expense reserves are provided in an amount sufficient to pay all estimated losses in the portfolio, including those incurred but not reported. As of December 31, 1993 and 1992, reserves for losses and loss adjustment expenses were $511 million and $372 million, respectively.

     Interest rates credited to annuity contracts in 1993 ranged from 3.7% to 9.7%. For most annuities, interest rates to be credited are redetermined by management on an annual basis.

     The Corporation's Specialty Insurance businesses are involved significantly in the reinsurance business, ceding reinsurance on both a pro-rata and an excess basis. The maximum amount of individual life insurance retained on any one life is $500,000.

     When the Corporation cedes business to third parties, it is not relieved of its primary obligation to policyholders and reinsureds. Consequently, the Corporation establishes allowances for amounts deemed uncollectible due to the failure of reinsurers to honor their obligations. The Corporation monitors both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers.

     The effects of reinsurance on premiums written and earned during 1993, 1992 and 1991 were as follows:

                                                   WRITTEN PREMIUMS              EARNED PREMIUMS
                                              --------------------------     ------------------------
                                               1993       1992      1991      1993      1992     1991
                                              ------     ------     ----     ------     ----     ----
Direct......................................  $1,312     $1,051     $551     $1,161     $888     $459
Assumed.....................................     266        221      387        268      222      389
Ceded.......................................    (125)      (142)    (163)      (125)    (142)    (156)
                                              ------     ------     ----     ------     ----     ----
Net Premiums................................  $1,453     $1,130     $775     $1,304     $968     $692
                                              ------     ------     ----     ------     ----     ----
                                              ------     ------     ----     ------     ----     ----

     Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $163 million, $169 million and $225 million for the period ended December 31, 1993, 1992 and 1991, respectively.

NOTE 12.  EQUITY CAPITAL

All Common Stock is owned by GE Capital Services, which is in turn wholly owned by GE Company. In 1993, GE Capital Services contributed the minority interest in Financial Insurance Group to the Corporation. In 1992, GE Company contributed to GE Capital Services the assets of GE Computer Services. GE Capital Services in turn contributed the GE Computer Services assets to the Corporation. These contributions were reflected as additions to the Corporation's additional paid-in capital of $25 million and $134 million in 1993 and 1992, respectively. Cash dividends paid on the Common Stock were $460 million in 1993, $300 million in 1992 and $100 million in 1991.

     Other equity at December 31, 1993 and 1992 consisted of:

(In millions)                                                                     1993     1992
                                                                                  ----     ----
Foreign currency translation adjustments........................................  $(64)    $(30)
Unrealized gains and (losses) on investment securities -- net...................   485       (6)
                                                                                  ----     ----
                                                                                  $421     $(36)
                                                                                  ----     ----
                                                                                  ----     ----

     Dividend rates on the Corporation's variable cumulative preferred stock ranged from 2.33% to 2.79% during 1993, 2.44% to 3.49% during 1992. Dividends paid on such variable cumulative preferred stock were $22 million in 1993, $26 million in 1992 and $41 million in 1991.

NOTE 13.  EARNED INCOME

Included in earned income from financing leases were gains on the sale of equipment at lease completion of $145 million in 1993, $126 million in 1992 and $147 million in 1991.

     Noncancelable future rentals due from customers for equipment on operating leases as of December 31, 1993 totaled $6,133 million and are due as follows:
1994, $2,036 million; 1995, $1,455 million; 1996, $879 million; 1997, $458 million; 1998, $316 million and $989 million thereafter.

     Amortization of deferred investment tax credit was $29 million, $26 million and $25 million in 1993, 1992 and 1991, respectively.

     Time sales, loan and investment and other income includes the Corporation's share of earnings from equity investees of $106 million, $72 million and $84 million for 1993, 1992 and 1991, respectively.

NOTE 14.  INTEREST AND DISCOUNT EXPENSES

Interest and discount expenses reported in the Statement of Current and Retained Earnings are net of interest income on temporary investments of excess funds of $38 million for 1993, $42 million for 1992, and $47 million for 1991, and net of capitalized interest of $5 million for 1993, $6 million for 1992 and $8 million for 1991.

     For purposes of computing the ratio of earnings to fixed charges (the "ratio") in accordance with applicable Securities and Exchange Commission instructions, earnings consist of net earnings adjusted for the provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals. The ratio was 1.62 for 1993, compared with 1.44 for 1992 and 1.34 for 1991.

NOTE 15.  OPERATING AND ADMINISTRATIVE EXPENSES

Employees and retirees of the Corporation and its affiliates are covered under a number of pension, health and life insurance plans. The principal pension plan is the GE Company pension plan, a defined benefit plan, while employees of certain affiliates are covered under separate plans. The Corporation provides health and life insurance benefits to certain of its retired employees, principally through GE Company's benefit program. The annual cost to the Corporation of providing these benefits is not material and the net transition obligation arising from the 1991 adoption of the new accounting standard, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," was not separately determinable.

     GE Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," in the second quarter of 1993. The Corporation adopted this standard in conjunction with its ultimate parent. This Statement requires that employers expense the costs of postemployment benefits (as distinct from postretirement pension, medical and life insurance benefits) over the working lives of their employees. This change principally affects the Corporation's accounting for severance benefits, which previously were expensed when the severance event occurred. The net transition obligation related to the Corporation's employees covered under GE Company postemployment benefit plans is not separately determinable from the GE Company plans as a whole; accordingly, there is no financial statement impact on the Corporation. The net transition obligation for employees covered under separate plans is not material.

     Rental expense for 1993 aggregating $413 million, compared with $272 million for 1992 and $103 million for 1991, was principally for the rental of office space, data processing equipment and railcars.

     Minimum future rental commitments under noncancelable leases are: 1994, $356 million; 1995, $336 million; 1996, $317 million; 1997, $302 million; 1998,
$284 million and $1,802 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

NOTE 16.  INCOME TAXES

The income tax provision is summarized in the following table:

(In millions)                                                            1993     1992     1991
                                                                         ----     ----     -----
Estimated taxes payable (recoverable)..................................  $175     $291     $(230)
Effect of temporary differences........................................   496      129       573
Investment tax credit deferred (amortized) -- net......................    (7)      (5)       19
                                                                         ----     ----     -----
                                                                         $664     $415     $ 362
                                                                         ----     ----     -----
                                                                         ----     ----     -----

     GE Company files a consolidated Federal income tax return which includes GE Capital. The provisions for estimated taxes payable (recoverable) include the effect of the Corporation and its affiliates on the consolidated tax and the effect of tax transfer leases. Estimated income taxes payable were $15 million and $7 million at December 31, 1993 and 1992, respectively.

     A reconciliation of the Corporation's actual income tax rate to the U.S. Federal statutory rate is shown in the following table:

(In millions)                                                               1993     1992     1991
                                                                            ----     ----     ----
Statutory U.S. Federal income tax rate....................................  35.0%    34.0%    34.0%
Tax effect of:
  Rate increase -- deferred taxes.........................................   5.6       --       --
  Tax-exempt income.......................................................  (5.0)    (6.1)    (6.6)
  Change in tax-rate assumptions for leveraged leases.....................  (1.6)    (2.6)    (2.7)
  Other -- net............................................................  (3.0)    (0.4)    (0.4)
                                                                            ----     ----     ----
Actual income tax rate....................................................  31.0%    24.9%    24.3%
                                                                            ----     ----     ----
                                                                            ----     ----     ----

     The tax effects of principal temporary differences are shown in the following table:

(In millions)                                                                 1993        1992
                                                                             -------     -------
Assets
  Provision for losses.....................................................  $  (825)    $  (715)
  Insurance reserves.......................................................      (69)       (103)
  AMT credit carry forwards................................................       --        (200)
  Other....................................................................     (817)       (456)
                                                                             -------     -------
Total deferred tax assets..................................................   (1,711)     (1,474)
Liabilities
  Financing leases.........................................................    4,917       4,553
  Operating leases.........................................................      966         811
  Tax transfer leases......................................................      340         329
  Net unrealized gains on investment securities............................      261          --
  Other....................................................................      857         862
                                                                             -------     -------
Total deferred tax liability...............................................    7,341       6,555
                                                                             -------     -------
Net deferred tax liability.................................................  $ 5,630     $ 5,081
                                                                             -------     -------
                                                                             -------     -------

NOTE 17.  INDUSTRY SEGMENT DATA

Industry segment operating data and identifiable assets for the years 1993, 1992 and 1991 are shown below.

(In millions)                                                       1993        1992        1991
                                                                  --------     -------     -------
Earned Income:
  Consumer Services.............................................  $  4,062     $ 3,315     $ 3,373
  Equipment Management..........................................     3,601       2,756       2,331
  Mid-Market Financing..........................................     1,652       1,499       1,440
  Specialty Insurance...........................................     2,002       1,663       1,231
  Specialized Financing.........................................     3,084       2,974       2,925
                                                                  --------     -------     -------
                                                                    14,401      12,207      11,300
  Corporate.....................................................        43          43          28
                                                                  --------     -------     -------
Total earned income.............................................  $ 14,444     $12,250     $11,328
                                                                  --------     -------     -------
                                                                  --------     -------     -------
Segment operating profit:
  Consumer Services.............................................  $    695     $   525     $   478
  Equipment Management..........................................       377         368         381
  Mid-Market Financing..........................................       454         352         248
  Specialty Insurance...........................................       422         302         169
  Specialized Financing.........................................       201         121         220
Total segment operating profit..................................     2,149       1,668       1,496
  Corporate.....................................................        (7)         (2)         (9)
                                                                  --------     -------     -------
Earnings before taxes...........................................     2,142       1,666       1,487
Income tax provision............................................       664         415         362
                                                                  --------     -------     -------
Net earnings....................................................  $  1,478     $ 1,251     $ 1,125
                                                                  --------     -------     -------
                                                                  --------     -------     -------
Identifiable assets at December 31:
  Consumer Services.............................................  $ 45,746     $24,164     $21,914
  Equipment Management..........................................    14,454      12,640       9,848
  Mid-Market Financing..........................................    14,890      13,665      11,414
  Specialty Insurance...........................................     9,579       7,419       5,152
  Specialized Financing.........................................    31,918      31,865      31,591
  Corporate.....................................................     1,352       2,879         609
                                                                  --------     -------     -------
Total assets....................................................  $117,939     $92,632     $80,528
                                                                  --------     -------     -------
                                                                  --------     -------     -------

NOTE 18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1993 and 1992 are as follows:

                                                                             THREE MONTHS ENDED
                                             -----------------------------------------------------------------------------------
                                                   MARCH                 JUNE                SEPTEMBER             DECEMBER
                                             -----------------     -----------------     -----------------     -----------------
(In millions)                                 1993       1992       1993       1992       1993       1992       1993       1992
                                             ------     ------     ------     ------     ------     ------     ------     ------
Earned income..............................  $3,131     $2,845     $3,354     $2,896     $3,668     $3,201     $4,291     $3,308
Expenses:
    Interest and discount..................     779        925        865        908        871        900        946        932
    Operating and administrative (including
      minority interest)...................   1,063        797      1,098        852      1,152      1,098      1,695      1,208
    Insurance losses and policyholder and
      annuity benefits.....................     169        143        272        204        381        213        437         51
    Provision for losses on financing
      receivables..........................     255        251        292        313        200        176        240        316
Depreciation and amortization of buildings
  and equipment and equipment on operating
  leases...................................     340        290        364        243        375        379        508        385
                                             ------     ------     ------     ------     ------     ------     ------     ------
Earnings before income taxes...............     525        439        463        376        689        435        465        416
Provision for income taxes.................     154        112        128         96        291        104         91        103
                                             ------     ------     ------     ------     ------     ------     ------     ------
Net earnings...............................  $  371     $  327     $  335     $  280     $  398     $  331     $  374     $  313
                                             ------     ------     ------     ------     ------     ------     ------     ------
                                             ------     ------     ------     ------     ------     ------     ------     ------

NOTE 19.  RESTRICTED NET ASSETS OF AFFILIATES

Various state and foreign regulations require that the Corporation's investment in certain affiliates, without regard to net unrealized after-tax gains on investment securities which were $336 million at December 31, 1993, be maintained at specified minimum levels to provide additional protection for insurance customers, investment certificate holders and passbook savings depositors. At December 31, 1993, such minimum investment levels aggregated approximately $4,600 million.

NOTE 20.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash used or provided in 1993, 1992 and 1991 included interest paid by the Corporation of $3,298 million, $3,570 million and $4,460 million, respectively, and income taxes (paid) recovered by the Corporation of $(133) million, $(42) million and $51 million, respectively.

NOTE 21.  FAIR VALUES OF FINANCIAL INSTRUMENTS

As required under generally accepted accounting principles, financial instruments are presented in the accompanying financial statements -- generally at either cost or fair value, based on both the characteristics of and management intentions regarding the instruments. Management believes that the financial statement presentation is the most useful for displaying the Corporation's results. However, SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of an estimate of the fair value of certain financial instruments. These disclosures disregard management intentions regarding the instruments, and therefore, management believes that this information may be of limited usefulness.

     Apart from the Corporation's own borrowings and certain marketable securities, relatively few of the Corporation's financial instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques indicate values sufficiently diverse that the only practicable disclosure is a range of values. Users of the following data are cautioned that limitations in the estimation techniques may have produced disclosed values different from those that could have been realized at December 31, 1993 or 1992. Moreover, the disclosed values are representative of fair values only as of the dates indicated, inasmuch as interest rates, performance of the economy, tax policies and other variables significantly impact fair valuations. Cash and cash equivalents, trading securities and other receivables have been excluded as their carrying amounts and fair values are the same, or approximately the same.

     Values were estimated as follows:

INVESTMENT SECURITIES. Based on quoted market prices or dealer quotes for actively traded securities. Value of other such securities was estimated using quoted market prices for similar securities.

TIME SALES, LOANS AND RELATED PARTICIPATIONS. Based on quoted market prices, recent transactions, market comparables and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

INVESTMENTS IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES. Based on market comparables, recent transactions and/or discounted future cash flows. These equity interests were generally acquired in connection with financing transactions and, for purposes of this disclosure, fair values were estimated.

OTHER FINANCIAL INSTRUMENTS. Based on recent comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

BORROWINGS. Based on quoted market prices or market comparables. Fair values of interest rate and currency swaps on borrowings are based on quoted market prices and include the effects of counterparty creditworthiness.

ANNUITY BENEFITS. Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender value for single premium deferred annuities.

FINANCIAL GUARANTIES OF INSURANCE AFFILIATES. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a market rate.

     The carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 1993 and 1992 are as follows:

ASSETS (LIABILITIES)

                                                       1993                           1992
                                            --------------------------     --------------------------
                                            CARRYING       ESTIMATED       CARRYING       ESTIMATED
(In millions)                                AMOUNT       FAIR VALUE        AMOUNT       FAIR VALUE
                                            --------     -------------     --------     -------------
Investment securities.....................   $20,577        $20,577        $  6,683        $6,912
Time sales, loans and related
  participations..........................    39,678     41,410-40,685       36,131     37,420-36,240
Investments in and advances to non-
  consolidated affiliates.................     2,079      2,830-2,635         1,720      2,295-2,180
Other financial instruments...............     6,356      6,442-6,315         2,940      3,105-2,970
Annuity benefits..........................    (8,894)       (8,660)              --          --
Borrowings(a)(b)..........................   (78,712)      (79,742)         (70,371)      (71,631)
Financial guaranties of insurance
  affiliates..............................    (1,299)     (123)-(204)        (1,023)       210-70

- ---------------
(a) Swap contracts are integral to the Corporation's goal of achieving the lowest borrowing costs for particular funding strategies. The above fair values of borrowings include fair values of associated interest rates and currency swaps. At December 31, 1993, the approximate settlement values of the Corporation's swaps were $260 million. Without such swaps, estimated fair values of the Corporation's borrowings would have been $79,482 million. Approximately 90% of the notional amount of swaps outstanding at December 31, 1993, was with counterparties having credit ratings of Aa/AA or better.

(b) Proceeds from borrowings are invested in a variety of activities, including both financial instruments shown in the preceding tables, as well as leases, for which fair value disclosures are not required. When evaluating the extent to which estimated fair value of borrowings exceeds the related carrying amount, users should consider that the fair value of the fixed payment stream for long-term leases would increase as well.

NOTE 22.  GEOGRAPHIC SEGMENT INFORMATION

Geographic segment operating data and total assets for the years 1993, 1992 and 1991 are as follows:

                                                    EARNED INCOME                 OPERATING PROFIT
                                             ----------------------------     ------------------------
(In millions)                                  1993      1992      1991        1993     1992     1991
                                             --------   -------   -------     ------   ------   ------
United States..............................  $ 12,419   $10,627   $10,102     $2,028   $1,524   $1,304
Other areas of the world...................     2,025     1,623     1,226        114      142      183
                                             --------   -------   -------     ------   ------   ------
  Total....................................  $ 14,444   $12,250   $11,328     $2,142   $1,666   $1,487
                                             --------   -------   -------     ------   ------   ------
                                             --------   -------   -------     ------   ------   ------

                                                     TOTAL ASSETS
                                             ----------------------------
(In millions)                                  1993      1992      1991
                                             --------   -------   -------
United States..............................  $108,228   $84,928   $72,418
Other areas of the world...................     9,711     7,704     8,110
                                             --------   -------   -------
  Total....................................  $117,939   $92,632   $80,528
                                             --------   -------   -------
                                             --------   -------   -------

     U.S. amounts were derived from the Corporation's operations located in the U.S. The Corporation manages its exposure to currency movements by committing to future exchanges of currencies at specified prices and dates. Commitments outstanding at December 31, 1993 and 1992, were $1,650 million and $1,884 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                    Omitted

ITEM 11.  EXECUTIVE COMPENSATION.
                                    Omitted

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                    Omitted

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    Omitted

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.    FINANCIAL STATEMENTS
          Included in Part II of this report:
            Independent Auditors' Report
            Statement of Current and Retained Earnings for each of the years in the three-year period ended December 31, 1993
            Statement of Financial Position at December 31, 1993 and 1992 Statement of Cash Flows for each of the years in the three-year period ended December 31, 1993
            Notes to Financial Statements
          Incorporated by reference:
            The consolidated financial statements, of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ending December 31, 1993 (pages F-1 through F-46) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of
             General Electric Company.

(a) 2.    FINANCIAL STATEMENT SCHEDULES
          III. Condensed financial information of registrant

          All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(a) 3.    EXHIBIT INDEX
          The exhibits listed below, as part of Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K of the Securities and Exchange Commission.

       EXHIBIT
       NUMBER                                        DESCRIPTION
       -------        --------------------------------------------------------------------------
           3(i)       A complete copy of the Organization Certificate of the Corporation as last amended on December 6, 1990 and currently in effect.
           3(ii)      A complete copy of the By-Laws of the Corporation as last amended on March
                        11, 1993 and currently in effect.
           4(iii)     Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.
          12(a)       Computation of ratio of earnings to fixed charges.
          12(b)       Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
          23(ii)      Consent of KPMG Peat Marwick.
          24          Power of Attorney.
          99(a)       Income Maintenance Agreement dated March 28, 1991 between General Electric
                        Company and the Corporation. (Incorporated by reference to Exhibit 28(a)
                        of the Corporation's Form 10-K Report for the year ended December 31,
                        1992.)
          99(b)       The consolidated financial statements, of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for
                        the year ending December 31, 1993 (pages F-1 through F-46) and Exhibit
                        12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

     (b) REPORTS ON FORM 8-K

        None.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      GENERAL ELECTRIC CAPITAL CORPORATION

                   CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                                DECEMBER 31,
                                                                             -------------------
(In millions)                                                                 1993        1992
                                                                             -------     -------
                                  ASSETS
Cash and equivalents.......................................................  $    85     $   601
Investment securities......................................................    1,959       2,314
Financing receivables:
     Time sales and loans..................................................   22,576      23,961
     Investment in financing leases........................................    9,802      10,032
                                                                             -------     -------
                                                                              32,378      33,993
     Allowance for losses on financing receivables.........................     (874)       (928)
                                                                             -------     -------
          Financing receivables -- net.....................................   31,504      33,065
Investments in and advances to consolidated affiliates, at equity..........   52,223      37,757
Equipment on operating leases (at cost), less accumulated amortization of
  $245 and $185............................................................    1,106       1,029
Other assets...............................................................    5,138       5,461
                                                                             -------     -------
Total assets...............................................................  $92,015     $80,227
                                                                             -------     -------
                                                                             -------     -------
                          LIABILITIES AND EQUITY
Notes payable:
     Due within one year...................................................  $51,265     $44,749
     Long-term (including notes payable to consolidated affiliates of $971
      and $1,237)..........................................................   24,145      20,996
Other liabilities (including payables to consolidated affiliates of $4 and
  $12).....................................................................    4,258       3,259
Deferred income taxes......................................................    1,977       2,331
                                                                             -------     -------
          Total liabilities................................................   81,645      71,335
                                                                             -------     -------
Capital stock..............................................................      769         769
Additional paid-in capital.................................................    2,172       2,147
Retained earnings..........................................................    7,008       6,012
Other......................................................................      421         (36)
                                                                             -------     -------
          Total equity.....................................................   10,370       8,892
                                                                             -------     -------
Total liabilities and equity...............................................  $92,015     $80,227
                                                                             -------     -------
                                                                             -------     -------

See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                      GENERAL ELECTRIC CAPITAL CORPORATION

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                                                        YEARS ENDED DECEMBER 31,
                                                                      ----------------------------
(In millions)                                                          1993       1992       1991
                                                                      ------     ------     ------
Earned income.......................................................  $3,782     $4,012     $3,947
                                                                      ------     ------     ------
Expenses:
     Interest and discount -- net...................................   1,925      2,219      2,809
     Operating and administrative...................................   1,340      1,592        997
     Provision for losses on financing receivables..................     382        443        570
     Depreciation and amortization..................................     209        183         85
                                                                      ------     ------     ------
                                                                       3,856      4,437      4,461
                                                                      ------     ------     ------
Loss before equity in earnings from operations of consolidated
  affiliates and income taxes.......................................     (74)      (425)      (514)
Income tax (provision) benefit......................................     (72)       205        215
Net earnings from operations of consolidated affiliates.............   1,624      1,471      1,424
                                                                      ------     ------     ------
Net earnings........................................................   1,478      1,251      1,125
Cash dividends paid.................................................    (482)      (326)      (141)
Retained earnings at January 1......................................   6,012      5,087      4,103
                                                                      ------     ------     ------
Retained earnings at December 31....................................  $7,008     $6,012     $5,087
                                                                      ------     ------     ------
                                                                      ------     ------     ------

See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                      GENERAL ELECTRIC CAPITAL CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                                    ------------------------------
(In millions)                                                         1993       1992       1991
                                                                    --------   --------   --------
CASH PROVIDED BY OPERATING ACTIVITIES.............................  $  1,117   $  1,958   $    692
                                                                    --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers....................................   (27,112)   (24,993)   (22,877)
Principal collections from customers..............................    27,237     23,028     23,288
Investment in assets on financing leases..........................    (1,271)    (2,042)    (3,225)
Principal collections on financing leases.........................     1,728      1,796        244
Net change in credit card receivables.............................       299        (66)       100
Buildings, equipment and equipment on operating leases
     --additions..................................................      (610)      (254)      (220)
     --dispositions...............................................       365         87        380
Payments for principal businesses purchased, net of cash
  acquired........................................................    (2,090)      (780)    (2,830)
Proceeds from principal business dispositions.....................        --         --        277
Change in investment in and advances to affiliates................   (10,296)       226     (4,983)
Other.............................................................     1,093     (4,998)       557
                                                                    --------   --------   --------
CASH USED BY INVESTING ACTIVITIES.................................   (10,657)    (7,996)    (9,289)
                                                                    --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities)............     3,969      1,894      4,508
Newly issued debt
     --short-term (91-365 days)...................................     4,315      4,456      4,863
     --long-term senior...........................................    10,188      6,582      6,086
     --long-term subordinated.....................................        --        450        250
Proceeds--non-recourse, leveraged lease debt......................        --        118        965
Repayments and other reductions
     --short-term.................................................    (8,636)    (6,197)    (6,504)
     --long-term senior...........................................      (157)      (395)    (1,361)
     --long-term subordinated.....................................        --        (50)       (17)
Principal payments -- non-recourse, leveraged lease debt..........      (198)      (127)      (180)
Cash dividends paid...............................................      (482)      (326)      (141)
Contributions to additional paid-in-capital.......................        25         --         --
                                                                    --------   --------   --------
CASH PROVIDED BY FINANCING ACTIVITIES.............................     9,024      6,405      8,469
                                                                    --------   --------   --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR.......      (516)       367       (128)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR.........................       601        234        362
                                                                    --------   --------   --------
CASH AND EQUIVALENTS AT END OF YEAR...............................  $     85   $    601   $    234
                                                                    --------   --------   --------
                                                                    --------   --------   --------

See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

  SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONCLUDED)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES PAYABLE -- Outstanding balances in notes payable after one year at December 31, 1993 and 1992 are shown below.

                                                    WEIGHTED
                                                    AVERAGE
                                                    INTEREST                            1993             1992
(DOLLARS IN MILLIONS)                                 RATE          MATURITIES         AMOUNT           AMOUNT
                                                  ------------     ------------     ------------     ------------
Senior notes
  Notes(a)(b)...................................       5.84%        1995-2012         $   20,181       $   16,795
  Zero Coupon/Deep discount notes...............      15.15         1995-2001                424              424
  Reset or remarketed notes(c)..................       8.39         2007-2018              1,500            1,500
  Floating rate notes(d)........................                    1995-2053                521              496
  Less unamortized discount/premium.............                                            (149)            (153)
                                                                                      ----------       ----------
          Total senior notes....................                                          22,477           19,062
                                                                                      ----------       ----------
Subordinated notes(e)...........................       8.03         2006-2012                697              697
Intercompany....................................                    1995-1996                971            1,237
                                                                                      ----------       ----------
                                                                                      $   24,145       $   20,996
                                                                                      ----------       ----------
                                                                                      ----------       ----------

- ---------------
(a) At December 31, 1993 and 1992, the Corporation had agreed to exchange foreign currencies on principal amounts equivalent to U.S. $8,101 million and $6,499 million, respectively, and related interest. At December 31, 1993 and 1992, the Corporation also had entered into interest rate swaps related to interest on $11,624 million and $8,549 million, respectively. To minimize borrowing costs, the Corporation has entered into multiple currency and interest rate agreements for certain notes.

(b) At December 31, 1993 and 1992, counterparties held options under which the Corporation can be caused to execute interest rate swaps associated with interest payments through 1999 on $500 million and $625 million, respectively.

(c) The Corporation will reset interest rates at the end of the initial and each subsequent interest period. At each interest rate-reset date, the Corporation may redeem notes in whole or in part at its option. Current interest periods range from March 1994 to May 1996.

(d) The rate of interest payable on each note is a variable rate based on the commercial paper rate each month. Interest is payable at the option of the Corporation either monthly or semiannually.

(e) At December 31, 1993 and 1992, subordinated notes in the amount of $697 million were guaranteed by GE Company.

     Long-term borrowing maturities during the next five years, including the current portion of notes payable after one year, are: 1994, $5,823 million; 1995, $4,620 million; 1996, $3,023 million; 1997, $3,253 million; and 1998, $872 million.

     Interest and discount expense on the Condensed Statement of Current and Retained Earnings is net of interest income on loans and advances to majority owned affiliates of $1,335 million, $1,223 million and $1,187 million for 1993, 1992 and 1991, respectively.

                                                                 EXHIBIT 4 (iii)


                                                                  March 22, 1994

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Subject: General Electric Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1993 -- File No. 1-6461

Dear Sirs:

     Neither General Electric Capital Corporation (the "Corporation") nor any of its subsidiaries has outstanding any instrument with respect to its long-term debt under which the total amount of securities authorized exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. In accordance with paragraph (b) (4) (iii) of Item 601 of Regulation S-K (17 CFR sec.229.601), the Corporation hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument which defines the rights of holders of such long-term debt.

                                     Very truly yours,

                                     GENERAL ELECTRIC CAPITAL CORPORATION

                                     By:  /s/ J. A. PARKE
                                          ---------------------------------
                                          J. A. Parke,
                                          Senior Vice President, Finance

                                                                   EXHIBIT 12(a)

                      GENERAL ELECTRIC CAPITAL CORPORATION
                          AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
(Dollar amounts in millions)                                1993     1992     1991     1990     1989
                                                           ------   ------   ------   ------   ------
Net earnings.............................................  $1,478   $1,251   $1,125   $1,021   $  859
Provision for income taxes...............................     664      415      362      350      303
Minority interest........................................     114       14       (7)       4        9
                                                           ------   ------   ------   ------   ------
Earnings before income taxes and minority interest.......   2,256    1,680    1,480    1,375    1,171
                                                           ------   ------   ------   ------   ------
Fixed charges:
     Interest and discount...............................   3,503    3,713    4,280    4,334    3,816
     One-third of rentals................................     138       90       34       33       25
                                                           ------   ------   ------   ------   ------
Total fixed charges......................................   3,641    3,803    4,314    4,367    3,841
                                                           ------   ------   ------   ------   ------
Less interest capitalized, net of amortization...........       4        6        7       19       11
                                                           ------   ------   ------   ------   ------
Earnings before income taxes and minority interest plus
  fixed charges..........................................  $5,893   $5,477   $5,787   $5,723   $5,001
                                                           ------   ------   ------   ------   ------
                                                           ------   ------   ------   ------   ------
Ratio of earnings to fixed charges.......................    1.62     1.44     1.34     1.31     1.30
                                                           ------   ------   ------   ------   ------
                                                           ------   ------   ------   ------   ------

                                                                   EXHIBIT 12(b)

                      GENERAL ELECTRIC CAPITAL CORPORATION
                          AND CONSOLIDATED AFFILIATES

 COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK
                                   DIVIDENDS

                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
(Dollar amounts in millions)                                1993     1992     1991     1990     1989
                                                           ------   ------   ------   ------   ------
Net earnings.............................................  $1,478   $1,251   $1,125   $1,021   $  859
Provision for income taxes...............................     664      415      362      350      303
Minority interest........................................     114       14       (7)       4        9
                                                           ------   ------   ------   ------   ------
Earnings before income taxes and minority interest.......   2,256    1,680    1,480    1,375    1,171
                                                           ------   ------   ------   ------   ------
Fixed charges:
     Interest and discount...............................   3,503    3,713    4,280    4,334    3,816
     One-third of rentals................................     138       90       34       33       25
                                                           ------   ------   ------   ------   ------
Total fixed charges......................................   3,641    3,803    4,314    4,367    3,841
                                                           ------   ------   ------   ------   ------
Less interest capitalized, net of amortization...........       4        6        7       19       11
                                                           ------   ------   ------   ------   ------
Earnings before income taxes and minority interest plus
  fixed charges..........................................  $5,893   $5,477   $5,787   $5,723   $5,001
                                                           ------   ------   ------   ------   ------
                                                           ------   ------   ------   ------   ------
Preferred stock dividend requirements....................  $   22   $   26   $   41   $   42   $   49
Ratio of earnings before provision for income taxes to
  net earnings...........................................     145%     134%     132%     135%     136%
Preferred stock dividend factor on pre-tax basis.........      32       35       54       57       67
Fixed charges............................................   3,641    3,803    4,314    4,367    3,841
                                                           ------   ------   ------   ------   ------
Total fixed charges and preferred stock dividend
  requirements...........................................  $3,673   $3,838   $4,368   $4,424   $3,908
                                                           ------   ------   ------   ------   ------
                                                           ------   ------   ------   ------   ------
Ratio of earnings to combined fixed charges and preferred
  stock dividends........................................    1.60     1.43     1.32     1.29     1.28
                                                           ------   ------   ------   ------   ------
                                                           ------   ------   ------   ------   ------

                                                                  EXHIBIT 23(ii)

To the Board of Directors
General Electric Capital Corporation

     We consent to incorporation by reference in the Registration Statements on Form S-3 (Nos. 33-22974, 33-24667, 33-36601, 33-37156, 33-39376, 33-43081,
33-43420, 33-39596, 33-58506, 33-50909, 33-58508 and 33-50899) of General
Electric Capital Corporation of our report dated February 11, 1994, relating to the statement of financial position of General Electric Capital Corporation and consolidated affiliates as of December 31, 1993 and 1992 and the related statements of current and retained earnings and cash flows and related schedules for each of the years in the three-year period ended December 31, 1993, which report appears in the December 31, 1993 annual report on Form 10-K of General Electric Capital Corporation. Our report refers to a change in 1993 in the method of accounting for certain investments in securities.

/s/ KPMG PEAT MARWICK

Stamford, Connecticut
March 23, 1994

                                                                      EXHIBIT 24

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Corporation, a New York corporation (the "Corporation"), hereby constitutes and appoints Gary C. Wendt, James A. Parke, John P. Malfettone and Burton J. Kloster, Jr., and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 1993, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 23rd day of March, 1994.

/s/ GARY C. WENDT                                                    /s/ JAMES A. PARKE
- ---------------------------------------------------                  ---------------------------------------------------
Gary C. Wendt,                                                       James A. Parke,
Chairman of the Board,                                               Director and Senior Vice President, Finance
President and Chief Executive Officer                                (Principal Financial Officer)
(Principal Executive Officer)


                             /s/ JOHN P. MALFETTONE
                             ---------------------------------------------
                             John P. Malfettone,
                             Vice President and Comptroller
                             (Principal Accounting Officer)


/s/ NIGEL D. T. ANDREWS                                              /s/ BURTON J. KLOSTER, JR.
- ---------------------------------------------------                  ---------------------------------------------------
Nigel D. T. Andrews, Director                                        Burton J. Kloster, Jr., Director

/s/ JAMES R. BUNT                                                    /s/ HUGH J. MURPHY
- ---------------------------------------------------                  ---------------------------------------------------
James R. Bunt, Director                                              Hugh J. Murphy, Director

                                                                     /s/ DENIS J. NAYDEN
- ---------------------------------------------------                  ---------------------------------------------------
Michael A. Carpenter, Director                                       Denis J. Nayden, Director

/s/ DENNIS D. DAMMERMAN                                              /s/ JOHN M. SAMUELS
- ---------------------------------------------------                  ---------------------------------------------------
Dennis D. Dammerman, Director                                        John M. Samuels, Director

/s/ PAOLO FRESCO                                                     /s/ EDWARD D. STEWART
- ---------------------------------------------------                  ---------------------------------------------------
Paolo Fresco, Director                                               Edward D. Stewart, Director

/s/ BENJAMIN W. HEINEMAN, JR.                                        /s/ JOHN F. WELCH, JR.
- ---------------------------------------------------                  ---------------------------------------------------
Benjamin W. Heineman, Jr., Director                                  John F. Welch, Jr., Director

A MAJORITY OF THE BOARD OF DIRECTORS



                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     GENERAL ELECTRIC CAPITAL CORPORATION

    March 23, 1994                   By:   /s/ GARY C. WENDT
                                     ---------------------------------
                                               (GARY C. WENDT)
                                                  President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             Signature                                    Title                       Date
- ------------------------------------        ---------------------------------   ----------------
      /s/ GARY C. WENDT                     Chairman of the Board, President     March 23, 1994
- ------------------------------------        and Chief Executive Officer
         (GARY C. WENDT)                    (Principal Executive Officer)

      /s/ JAMES A. PARKE                    Director and                         March 23, 1994
- ------------------------------------        Senior Vice President, Finance
          (JAMES A. PARKE)                  (Principal Financial Officer)

      /s/ JOHN P. MALFETTONE                Vice President and Comptroller       March 23, 1994
- ------------------------------------        (Principal Accounting Officer)
         (JOHN P. MALFETTONE)

        NIGEL D. T. ANDREWS                 Director

           JAMES R. BUNT                    Director

        DENNIS D. DAMMERMAN                 Director

            PAOLO FRESCO                    Director

     BENJAMIN W. HEINEMAN, JR.              Director

       BURTON J. KLOSTER, JR.               Director                           /s/ JOHN P. MALFETTONE
                                                                             --------------------------
           HUGH J. MURPHY                   Director                              (JOHN P. MALFETTONE)
                                                                                    Attorney-in-fact

          DENIS J. NAYDEN                   Director                                March 23, 1994

          JOHN M. SAMUELS                   Director

         EDWARD D. STEWART                  Director

         JOHN F. WELCH, JR.                 Director

A majority of the Board of Directors

                                EXHIBIT INDEX

       EXHIBIT
       NUMBER                                        DESCRIPTION
       -------        --------------------------------------------------------------------------
           3(i)       A complete copy of the Organization Certificate of the Corporation as last amended on December 6, 1990 and currently in effect.
           3(ii)      A complete copy of the By-Laws of the Corporation as last amended on March
                        11, 1993 and currently in effect.
           4(iii)     Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.
          12(a)       Computation of ratio of earnings to fixed charges.
          12(b)       Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
          23(ii)      Consent of KPMG Peat Marwick.
          24          Power of Attorney.
          99(a)       Income Maintenance Agreement dated March 28, 1991 between General Electric
                        Company and the Corporation. (Incorporated by reference to Exhibit 28(a)
                        of the Corporation's Form 10-K Report for the year ended December 31,
                        1992.)
          99(b)       The consolidated financial statements, of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for
                        the year ending December 31, 1993 (pages F-1 through F-46) and Exhibit
                        12 (Ratio of Earnings to Fixed Charges) of General Electric Company.