Form 10-Q
period 1994-04-02
GENERAL ELECTRIC CAPITAL CORP
filed 1994-05-11
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                          ---------------------------
                                   FORM 10-Q
                          ---------------------------
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1994
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                   -------TO
                                    -------
                          ---------------------------

                         COMMISSION FILE NUMBER 1-6461
                          ---------------------------

                      GENERAL ELECTRIC CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW YORK                                13-1500700
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)
     260 LONG RIDGE ROAD, STAMFORD,                        06927
                CONNECTICUT
(Address of principal executive offices)                (Zip Code)
                                  (203) 357-4000
               (Registrant's telephone number, including area code)

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At April 20, 1994, 3,837,825 shares of common stock with a par value of $200 were outstanding.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I -- FINANCIAL INFORMATION.
  Item 1. Financial Statements.                                                  1
  Item 2. Management's Discussion and Analysis of Results of Operations.         5
  Exhibit 12. Computation of Ratio of Earnings to Fixed Charges and
     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
     Stock Dividends.                                                            8
PART II -- OTHER INFORMATION.
  Item 1. Legal Proceedings.                                                     9
  Item 2. Changes in Securities.                                                 9
  Item 3. Defaults Upon Senior Securities.                                       9
  Item 4. Submission of Matters to a Vote of Security Holders.                   9
  Item 5. Other Information.                                                     9
  Item 6. Exhibits and Reports on Form 8-K.                                      9
  Signatures.                                                                   10
  Index to Exhibits.                                                            11

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                  (Unaudited)

                                                                       FOR THE THREE MONTHS ENDED
                                                                    --------------------------------
                          (In millions)                             APRIL 2, 1994     MARCH 27, 1993
                                                                    -------------     --------------
EARNED INCOME                                                          $ 3,808            $3,131
                                                                    -------------        -------
EXPENSES
Interest                                                                   985               779
Operating and administrative                                             1,265             1,048
Insurance losses and policyholder and annuity benefits                     351               169
Provision for losses on financing receivables                              170               255
Depreciation and amortization of buildings and equipment and
  equipment on operating leases                                            384               340
Minority interest in net earnings of consolidated affiliates                18                15
                                                                    -------------        -------
                                                                         3,173             2,606
                                                                    -------------        -------
EARNINGS
Earnings before income taxes                                               635               525
Provision for income taxes                                                 191               154
                                                                    -------------        -------
NET EARNINGS                                                               444               371
Cash dividends paid                                                       (193)             (155)
Retained earnings at beginning of period                                 7,008             6,012
                                                                    -------------        -------
RETAINED EARNINGS AT END OF PERIOD                                     $ 7,259            $6,228
                                                                    -------------        -------
                                                                    -------------        -------

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                      APRIL 2, 1994     DECEMBER 31,
                           (In millions)                               (UNAUDITED)          1993
                                                                      --------------    ------------
ASSETS
Cash and equivalents                                                     $    629         $  1,049
Investment securities                                                      19,077           20,577
Financing receivables:
  Time sales and loans, net of deferred income                             41,989           40,748
  Investment in financing leases, net of deferred income                   25,794           24,930
                                                                      --------------    ------------
                                                                           67,783           65,678
  Allowance for losses on financing receivables                            (1,786)          (1,730)
                                                                      --------------    ------------
     Financing receivables--net                                            65,997           63,948
Other receivables--net                                                      4,166            4,046
Equipment on operating leases (at cost), less accumulated
  amortization of $3,439 and $3,238                                        11,337           10,650
Other assets                                                               16,635           17,669
                                                                      --------------    ------------
TOTAL ASSETS                                                             $117,841         $117,939
                                                                      --------------    ------------
                                                                      --------------    ------------
LIABILITIES AND EQUITY
Notes payable within one year                                            $ 52,622         $ 52,903
Senior notes payable after one year                                        26,186           25,112
Subordinated notes payable after one year                                     697              697
Insurance reserves and annuity benefits                                    16,534           16,585
Other liabilities                                                           5,795            6,216
Deferred income taxes                                                       5,336            5,630
                                                                      --------------    ------------
  Total liabilities                                                       107,170          107,143
                                                                      --------------    ------------
Minority interest in equity of consolidated affiliates                        659              426
                                                                      --------------    ------------
Capital stock                                                                 769              769
Additional paid-in capital                                                  2,172            2,172
Retained earnings                                                           7,259            7,008
Other                                                                        (188)             421
                                                                      --------------    ------------
  Total equity                                                             10,012           10,370
                                                                      --------------    ------------
TOTAL LIABILITIES AND EQUITY                                             $117,841         $117,939
                                                                      --------------    ------------
                                                                      --------------    ------------

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                       FOR THE THREE MONTHS ENDED
                                                                    ---------------------------------
                          (In millions)                             APRIL 2, 1994     MARCH 27, 1993
                                                                    --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                           $    444           $   371
Adjustments to reconcile net earnings to cash provided from
  operating activities:
  Provision for losses on financing receivables                             170               255
  Depreciation and amortization of buildings and equipment and
     equipment on operating leases                                          384               340
  Other--net                                                               (395)               62
                                                                    --------------    ---------------
     Cash provided from operating activities                                603             1,028
                                                                    --------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers                                           (6,387)           (6,738)
Principal collections from customers                                      5,412             6,705
Investment in assets on financing leases                                 (1,348)           (1,215)
Principal collections on financing leases                                 1,176             1,638
Net change in credit card receivables                                       247               627
Buildings, equipment, and equipment on operating
  leases -- additions                                                      (887)             (717)
         -- dispositions                                                     41               298
Payments for principal businesses purchased, net of cash acquired          (565)               --
Purchases of investment securities by insurance and annuity
  affiliates                                                             (1,410)           (1,015)
Dispositions and maturities of investment securities by insurance
  and annuity affiliates                                                  1,701               825
Other                                                                       939             1,520
                                                                    --------------    ---------------
     Cash provided from (used for) investing activities                  (1,081)            1,928
                                                                    --------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities)                     (526)           (4,317)
Newly issued debt -- short-term (91-365 days)                               762               846
                    -- long-term senior                                   3,429             2,147
Repayments and other reductions -- short-term                            (3,194)           (1,748)
                                    -- long-term senior                    (273)             (156)
Proceeds from sales of investment and annuity contracts                     146                --
Redemption of investment and annuity contracts                             (234)               --
Principal payments -- non-recourse, leveraged lease debt                    (99)              (97)
Proceeds -- non-recourse, leveraged lease debt                               --                35
Dividends paid                                                             (193)             (155)
Issuance of preferred stock by consolidated affiliate                       240                --
                                                                    --------------    ---------------
     Cash provided from (used for) financing activities                      58            (3,445)
                                                                    --------------    ---------------
DECREASE IN CASH AND EQUIVALENTS                                           (420)             (489)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                               1,049             1,240
                                                                    --------------    ---------------
CASH AND EQUIVALENTS AT END OF PERIOD                                  $    629           $   751
                                                                    --------------    ---------------
                                                                    --------------    ---------------

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed, consolidated financial statements represent a consolidation of General Electric Capital Corporation ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the parent and consolidated affiliates have been eliminated. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of April 2, 1994, the statement of cash flows for the three-month interim periods ended April 2, 1994, and March 27, 1993, and the results of operations for the three-month interim periods ended April 2, 1994, and March 27, 1993, have been included. The condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and footnotes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

2. The results of operations for the three months ended April 2, 1994, should not be regarded as necessarily indicative of the results that may be expected for the entire year.

3. The ratio of earnings to fixed charges was 1.63 for the three months ended April 2, 1994. For purposes of computing the ratio, earnings consist of net earnings adjusted for provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals. The ratio of earnings to combined fixed charges and preferred stock dividends was 1.61 for the three months ended April 2, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

     Net earnings for the first quarter of 1994 were $444 million, a $73 million (20%) increase over the first quarter of 1993. The Corporation's contribution to its parent, General Electric Capital Services, Inc., after payment of dividends on its variable cumulative preferred stock, was $438 million, a $72 million (20%) increase over the comparable 1993 period. The Corporation's increase in net earnings principally resulted from a higher average level of invested assets and reduced provisions for losses on highly leveraged transaction (HLT) investments. The spread between average financing yields and interest rates paid on borrowings was approximately the same as in the comparable prior year period.

OPERATING RESULTS

     EARNED INCOME during the first quarter of 1994 increased $677 million (22%) over the same period in the prior year.

     Earned income from the Corporation's specialized financing, mid-market financing, consumer services and equipment management businesses increased $621 million (23%) over the comparable prior year period principally reflecting a higher average level of invested assets resulting from both origination volume and acquisitions of portfolios and businesses. Approximately $230 million of the increase was generated by the Corporation's annuity business, formed through acquisitions during the second and third quarters of 1993. Earned income from the Corporation's specialty insurance businesses increased $56 million (14%) over the first quarter of 1993 primarily reflecting growth in premium and investment income in the private mortgage insurance business.

     INTEREST EXPENSE for the first quarter of 1994 increased $206 million (26%) from the first quarter of last year. The increase reflected the effects of additional borrowings required to finance the higher level of invested assets. The Corporation's composite interest rate for the first quarter of 1994 was 4.88%, compared with 4.90% for the first quarter of 1993.

     OPERATING AND ADMINISTRATIVE expenses were $1,265 million in the first quarter of 1994, up 21% over the first quarter of 1993. This increase reflected operating costs associated with the higher level of assets, largely the result of businesses and portfolios acquired over the past year.

     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS were $351 million for the first quarter of 1994, double that of the first quarter of 1993, principally as a result of annuity benefits credited to customers of the annuity business which was acquired in 1993.

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES during the first quarter of 1994 was $170 million, $85 million (33%) lower than during the comparable prior year period, principally reflecting lower provisions for losses on HLT receivables.

     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES was $384 million in the first quarter of 1994, $44 million higher than in the first quarter of 1993, reflecting higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

     PROVISION FOR INCOME TAXES for the first quarter of 1994 was $191 million (an effective tax rate of 30%) compared with $154 million (29%) for the comparable prior year period. The higher provision for income taxes was primarily attributed to increased pre-tax earnings subject to regular tax rates and the 1% increase in the federal income tax rate.

PORTFOLIO QUALITY

     Financing revenues are directly related to the largest financing asset, the portfolio of financing receivables. The portfolio, net of reserves, aggregated $66.0 billion at April 2, 1994, an increase of $2.1 billion (3%) from year-end 1993. Related reserves were $1.8 billion (2.63% of receivables--the same level as at the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Continued).

end of 1993) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion of the portfolio quality of certain elements of financing receivables and investments follows.

     CONSUMER LOANS RECEIVABLE, primarily retailer and auto, were $17.6 billion at April 2, 1994, an increase of $0.3 billion from the end of 1993. The Corporation's investment in consumer auto finance lease receivables was $6.1 billion at April 2, 1994, compared with $5.6 billion at December 31, 1993. Nonearning receivables were $384 million at April 2, 1994, compared with $391 million at December 31, 1993. The provision for losses on retailer and auto financing receivables was $113 million for the first quarter of 1994, approximately the same as for the first quarter of 1993.

     COMMERCIAL REAL ESTATE LOANS classified as financing receivables by the Commercial Real Estate business were $11.3 billion at April 2, 1994, compared with $10.9 billion at December 31, 1993. In addition, the investment portfolio of the Corporation's annuity business included approximately $1.1 billion of commercial property loans. Commercial Real Estate's portfolio also included $2.4 billion of assets purchased from the Resolution Trust Corporation (RTC) and other institutions for resale and $1.4 billion of investments in real estate joint ventures, both of which are included in other assets. Commercial Real Estate's foreclosed properties decreased to $84 million at April 2, 1994, from $110 million at December 31, 1993. Nonearning and reduced earning receivables declined to $218 million at April 2, 1994, from $272 million at the end of 1993. Loss provisions for Commercial Real Estate loans and investments were $56 million for the first quarter of 1994, compared with $22 million for the first quarter of 1993 reflecting higher write-offs in the first quarter of 1994, compared with the first quarter of 1993.

     HLT PORTFOLIO INVESTMENTS classified as financing receivables totaled $3.0 billion at April 2, 1994, a decrease of $0.3 billion from the end of 1993. The April 2, 1994, balance of amounts that had been written down to estimated fair value and carried in other assets aggregated $536 million, net of allowances, a decrease of $8 million from the end of 1993. Nonearning and reduced earning receivables were $139 million at April 2, 1994, the same as at year-end 1993. As a result of a stronger economic climate and successful past actions, loss provisions for HLT investments were insignificant during the first quarter of 1994. Such provisions were $145 million in the first quarter of 1993, comprised of $114 million of receivable loss provisions and $31 million of loss provisions for other investments.

     OTHER FINANCING RECEIVABLES relate primarily to a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced earning receivables in these portfolios were $97 million at April 2, 1994, compared with $98 million at the end of 1993.

     The Corporation's aggregate loans and leases to commercial airlines at April 2, 1994, increased to approximately $6.9 billion from the December 31, 1993, balance of approximately $6.8 billion, principally as a result of increased equipment on operating leases.

  Other Matters

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on December 31, 1993, and designated all of its investment securities as available-for-sale at both December 31, 1993, and April 2, 1994. Under SFAS No. 115, unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in a separate component of equity. Equity included net unrealized gains of $485 million at December 31, 1993, and net unrealized losses of $138 million at April 2, 1994. This change principally reflected the adverse effects of rising interest rates during the first quarter on the fair value of fixed income investments held by the Corporation's annuity and insurance affiliates. SFAS No. 115 does not provide for recording liabilities of these affiliates at fair value, which would have the opposite effect in a rising interest rate environment. Such affiliates purchase securities with specific maturities considering many factors, including the expected timing and amounts of payments for annuity and policyholder benefits and insurance losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Continued).

     As 1994 progresses, management continues to believe that the diversity and strength of the Corporation's assets, along with vigilant attention to risk management, positions it to deal effectively with a changing global economic environment.

                                                                      EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                      AND
 COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK
                                   DIVIDENDS

                    FOR THE THREE MONTHS ENDED APRIL 2, 1994

                                  (Unaudited)

                                                                                   RATIO OF
                                                                                   EARNINGS
                                                                     RATIO OF      TO FIXED
                                                                     EARNINGS     CHARGES AND
                                                                     TO FIXED   PREFERRED STOCK
                   (Dollar amounts in millions)                      CHARGES       DIVIDENDS
                                                                     --------   ---------------
Net earnings                                                          $  444        $   444
Provision for income taxes                                               191            191
Minority interest in net earnings of consolidated affiliated              18             18
                                                                     --------       -------
Income before provision for income taxes and minority interest           653            653
                                                                     --------       -------
Fixed charges:
  Interest                                                               999            999
  One-third of rentals                                                    37             37
                                                                     --------       -------
Total fixed charges                                                    1,036          1,036
                                                                     --------       -------
Less interest capitalized, net of amortization                             2              2
                                                                     --------       -------
Earnings before provision for income taxes and minority interest
  plus fixed charges                                                  $1,687        $ 1,687
                                                                     --------       -------
                                                                     --------       -------
Ratio of earnings to fixed charges                                      1.63
                                                                     --------
                                                                     --------
Preferred stock dividend requirements                                               $     6
Ratio of income before provision for income taxes to net earnings                       143%
Preferred stock dividend factor on pre-tax basis                                          9
Fixed charges                                                                         1,036
                                                                                    -------
Total fixed charges and preferred stock dividend requirements                       $ 1,045
                                                                                    -------
                                                                                    -------
Ratio of earnings to combined fixed charges and preferred stock
  dividends                                                                            1.61
                                                                                    -------
                                                                                    -------

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Corporation is not involved in any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

     Omitted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K.

     a. EXHIBITS.

          Exhibit 12. Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

     b. REPORTS ON FORM 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENERAL ELECTRIC CAPITAL CORPORATION
                                                   (Registrant)

Date:  May 10, 1994                  By: /s/  J. A. PARKE
                                              ------------------------------------------------
                                               J. A. Parke, Senior Vice President, Finance
                                               (Principal Financial Officer)


Date:  May 10, 1994                  By: /s/  J. P. MALFETTONE
                                              -------------------------------------------------
                                               J. P. Malfettone, Vice President and Comptroller
                                               (Principal Accounting Officer)

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                  PAGE NO.
- - -----------                                                                  --------
 12             Computation of ratio of earnings to fixed charges and
                computation of ratio of earnings to combined fixed charges
                and preferred stock dividends                                    8