Form 10-Q
period 1994-07-02
GENERAL ELECTRIC CAPITAL CORP
filed 1994-08-15
CIK 40554

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 1994
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

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

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At July 20, 1994, 3,837,825 shares of common stock with a par value of $200 were outstanding.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I -- FINANCIAL INFORMATION.
  Item 1. Financial Statements.                                                  1
  Item 2. Management's Discussion and Analysis of Results of Operations.         5
  Exhibit 12. Computation of Ratio of Earnings to Fixed Charges and
     Computation of Ratio of Earnings to Combined Fixed Charges and
     Preferred Stock Dividends.                                                  7
PART II -- OTHER INFORMATION.
  Item 1. Legal Proceedings.                                                     8
  Item 2. Changes in Securities.                                                 8
  Item 3. Defaults Upon Senior Securities.                                       8
  Item 4. Submission of Matters to a Vote of Security Holders.                   8
  Item 5. Other Information.                                                     8
  Item 6. Exhibits and Reports on Form 8-K.                                      8
  Signatures.                                                                    9
  Index to Exhibits.                                                            10

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                  (Unaudited)

                                              FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                            ------------------------------     ------------------------------
(In millions)                               JULY 2, 1994     JUNE 26, 1993     JULY 2, 1994     JUNE 26, 1993
                                            ------------     -------------     ------------     -------------
EARNED INCOME                                  $3,982            $3,354           $7,790            $6,485
                                               ------            ------           ------            ------
EXPENSES
Interest                                        1,056               865            2,041             1,644
Operating and administrative                    1,312             1,078            2,577             2,126
Insurance losses and policyholder and
  annuity benefits                                292               272              643               441
Provision for losses on financing
  receivables                                     251               292              421               547
Depreciation and amortization of
  buildings and equipment and equipment
  on operating leases                             382               364              766               704
Minority interest in net earnings of
  consolidated affiliates                          43                20               61                35
                                               ------            ------           ------            ------
                                                3,336             2,891            6,509             5,497
                                               ------            ------           ------            ------
EARNINGS
Earnings before income taxes                      646               463            1,281               988
Provision for income taxes                        205               128              396               282
                                               ------            ------           ------            ------
NET EARNINGS                                      441               335              885               706
Cash dividends paid                               (94)               (6)            (287)             (161)
Retained earnings at beginning of period        7,259             6,228            7,008             6,012
                                               ------            ------           ------            ------
RETAINED EARNINGS AT END OF PERIOD             $7,606            $6,557           $7,606            $6,557
                                               ======            ======           ======            ======

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   CONDENSED STATEMENT OF FINANCIAL POSITION

(In millions)                                                     JULY 2, 1994     DECEMBER 31, 1993
                                                                  ------------     -----------------
                                                                  (UNAUDITED)
ASSETS
Cash and equivalents                                               $  1,264           $  1,049
Investment securities                                                18,688             20,577
Financing receivables:
  Time sales and loans, net of deferred income                       43,742             40,748
  Investment in financing leases, net of deferred income             26,794             24,930
                                                                   --------           --------
                                                                     70,536             65,678
  Allowance for losses on financing receivables                      (1,858)            (1,730)
                                                                   --------           --------
     Financing receivables -- net                                    68,678             63,948
Other receivables -- net                                              3,020              4,046
Equipment on operating leases (at cost), less accumulated
  amortization of $3,650 and $3,238                                  11,513             10,650
Other assets                                                         15,768             17,669
                                                                   --------           --------
TOTAL ASSETS                                                       $118,931           $117,939
                                                                   ========           ========
LIABILITIES AND EQUITY
Notes payable within one year                                      $ 50,700           $ 52,903
Senior notes payable after one year                                  28,987             25,112
Subordinated notes payable after one year                               697                697
Insurance reserves and annuity benefits                              16,126             16,585
Other liabilities                                                     6,309              6,216
Deferred income taxes                                                 5,250              5,630
                                                                   --------           --------
  Total liabilities                                                 108,069            107,143
                                                                   --------           --------
Minority interest in equity of consolidated affiliates                  684                426
                                                                   --------           --------
Capital stock                                                           769                769
Additional paid-in capital                                            2,172              2,172
Retained earnings                                                     7,606              7,008
Other                                                                  (369)               421
                                                                   --------           --------
  Total equity                                                       10,178             10,370
                                                                   --------           --------
TOTAL LIABILITIES AND EQUITY                                       $118,931           $117,939
                                                                   ========           ========

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                        FOR THE SIX MONTHS ENDED
                                                                    --------------------------------
(In millions)                                                       JULY 2, 1994       JUNE 26, 1993
                                                                    ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                          $    885            $    706
Adjustments to reconcile net earnings to cash provided from
  operating activities:
  Provision for losses on financing receivables                            421                 547
  Depreciation and amortization of buildings and equipment and
     equipment on operating leases                                         766                 704
  Other--net                                                              (156)                572
                                                                      --------            --------
     Cash provided from operating activities                             1,916               2,529
                                                                      --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers                                         (13,242)            (12,837)
Principal collections from customers                                    10,880              11,959
Investment in assets on financing leases                                (3,892)             (2,676)
Principal collections on financing leases                                2,516               2,679
Net change in credit card receivables                                      (10)                647
Buildings, equipment, and equipment on operating
  leases -- additions                                                   (1,703)             (1,913)
         -- dispositions                                                   848               1,098
Payments for principal businesses purchased, net of cash acquired       (1,053)             (1,197)
Purchases of investment securities by insurance and annuity
  affiliates                                                            (3,360)             (2,484)
Dispositions and maturities of investment securities by insurance
  and annuity affiliates                                                 2,838               1,821
Other                                                                    3,738               1,112
                                                                      --------            --------
  Cash used for investing activities                                    (2,440)             (1,791)
                                                                      --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities)                  (3,688)             (4,155)
Newly issued debt -- short-term (91-365 days)                            1,493               1,894
                  -- long-term senior                                    8,933               4,826
Repayments and other reductions -- short-term                           (4,721)             (3,482)
                                -- long-term senior                       (983)                (76)
Proceeds from sales of investment and annuity contracts                    386                 179
Redemption of investment and annuity contracts                            (470)               (193)
Principal payments -- non-recourse, leveraged lease debt                  (164)               (158)
Proceeds -- non-recourse, leveraged lease debt                              --                  35
Dividends paid                                                            (287)               (161)
Issuance of preferred stock by consolidated affiliate                      240                  --
                                                                      --------            --------
  Cash provided from (used for) financing activities                       739              (1,291)
                                                                      --------            --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                215                (553)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                              1,049               1,240
                                                                      --------            --------
CASH AND EQUIVALENTS AT END OF PERIOD                                 $  1,264            $    687
                                                                      ========            ========

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed, consolidated financial statements represent a consolidation of General Electric Capital Corporation ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the parent and consolidated affiliates have been eliminated. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of July 2, 1994, the statement of cash flows for the six-month interim periods ended July 2, 1994, and June 26, 1993, and the results of operations for the three-month and six-month interim periods ended July 2, 1994, and June 26, 1993, have been included. The condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and footnotes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

2. The results of operations for the three and six month periods ended July 2, 1994, should not be regarded as necessarily indicative of the results that may be expected for the entire year.

3. The ratio of earnings to fixed charges was 1.63 for the six months ended July 2, 1994. For purposes of computing the ratio, earnings consist of net earnings adjusted for provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals. The ratio of earnings to combined fixed charges and preferred stock dividends was 1.61 for the six months ended July 2, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

     Net earnings for the first half of 1994 were $885 million, a $179 million (25%) increase over the first half of 1993. The Corporation's contribution to its parent, General Electric Capital Services, Inc., after payment of dividends on its variable cumulative preferred stock, was $872 million, a $177 million (25%) increase over the comparable 1993 period. The Corporation's increase in net earnings principally resulted from a higher average level of invested assets and reduced provisions for losses on highly leveraged transaction (HLT) investments. The spread between average financing yields and interest rates paid on borrowings increased slightly compared with the prior year period.

OPERATING RESULTS

     EARNED INCOME during the first half of 1994 increased $1,305 million (20%) over the first half of 1993.

     Earned income from the Corporation's specialized financing, mid-market financing, consumer services and equipment management businesses increased $1,286 million (23%) over the comparable prior year period principally reflecting a higher average level of invested assets resulting from both origination volume and acquisitions of portfolios and businesses. Approximately $350 million of the increase was generated by the Corporation's annuity business, formed through acquisitions during the second and third quarters of 1993. Earned income from the Corporation's specialty insurance businesses increased $19 million (2%) over the first half of 1993, primarily reflecting growth in premium income in the private mortgage insurance and the creditor insurance businesses, partially offset by lower premium income in the life reinsurance business.

     INTEREST EXPENSE for the first half of 1994 increased $397 million (24%) from the first half of the prior year. The increase principally reflected the effects of additional borrowings required to finance the higher level of invested assets. The Corporation's composite interest rate for the first half of 1994 was 5.09%, compared with 5.02% for the first half of 1993.

     OPERATING AND ADMINISTRATIVE EXPENSES were $2,577 million in the first half of 1994, up 21% over the first half of 1993. This increase principally reflected operating costs associated with the higher level of assets, largely the result of businesses and portfolios acquired over the past year.

     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS were $643 million for the first half of 1994, up 46% over the first half of 1993, principally as a result of annuity benefits credited to customers of the annuity business which was acquired in 1993 and higher volume related losses in the private mortgage insurance business partially offset by lower policyholder benefits in the life reinsurance business.

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES during the first half of 1994 was $421 million, $126 million (23%) lower than during the comparable prior year period, principally reflecting lower provisions for losses on HLT receivables.

     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES was $766 million in the first half of 1994, $62 million higher than in the first half of 1993, reflecting higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

     PROVISION FOR INCOME TAXES for the first half of 1994 was $396 million (an effective tax rate of 31%) compared with $282 million (29%) for the comparable prior year period. The higher provision for income taxes was primarily attributed to increased before tax earnings subject to regular tax rates and the 1% increase in the federal income tax rate.

PORTFOLIO QUALITY

     The portfolio of financing receivables is the Corporation's largest financing asset and primary source of revenues. The portfolio, net of reserves, aggregated $68.7 billion at July 2, 1994, an increase of $4.7 billion (7%) from year-end 1993. Related reserves were $1.9 billion (2.63% of receivables -- the same level as at the end of 1993) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion of the portfolio quality of certain elements of financing receivables and investments follows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Continued).
     CONSUMER LOANS RECEIVABLE, primarily retailer and auto, were $18.5 billion at July 2, 1994, an increase of $1.2 billion from the end of 1993 reflecting both origination volume and a business acquisition. In addition, the Corporation's investment in consumer auto finance leases was $6.8 billion at July 2, 1994, an increase of $1.2 billion from the end of 1993 reflecting origination volume. Nonearning receivables were $373 million at July 2, 1994, compared with $391 million at December 31, 1993. The provision for losses on retailer and auto financing receivables was $254 million for the first half of 1994, compared with $239 million for the first half of 1993.

     COMMERCIAL REAL ESTATE LOANS classified as financing receivables by the Commercial Real Estate business were $11.8 billion at July 2, 1994, compared with $10.9 billion at December 31, 1993. In addition, the investment portfolio of the Corporation's annuity business included approximately $1.2 billion of commercial property loans. Commercial Real Estate's portfolio also included $2.1 billion of assets purchased from the Resolution Trust Corporation (RTC) and other institutions for resale and $1.4 billion of investments in real estate joint ventures, both of which are included in other assets and are essentially unchanged since December 31, 1993. Commercial Real Estate's foreclosed properties decreased to $38 million at July 2, 1994, from $110 million at December 31, 1993. Nonearning and reduced earning receivables declined to $204 million at July 2, 1994, from $272 million at the end of 1993. Loss provisions for Commercial Real Estate loans and investments were $164 million for the first half of 1994, compared with $139 million for the first half of 1993.

     HLT PORTFOLIO INVESTMENTS classified as financing receivables totaled $3.0 billion at July 2, 1994, a decrease of $0.3 billion from the end of 1993. The July 2, 1994, balance of amounts that had been written down to estimated fair value and carried in other assets aggregated $462 million, net of allowances, a decrease of $82 million from the end of 1993 reflecting investment sales. Nonearning and reduced earning receivables were $131 million at July 2, 1994, a decline of $8 million from year-end 1993. As a result of a stronger economic climate and successful past actions, loss provisions for HLT investments were insignificant during the first half of 1994. Such provisions were $133 million in the first half of 1993, and comprised $101 million of receivable loss provisions and $32 million of loss provisions for other investments.

     OTHER FINANCING RECEIVABLES relate primarily to a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced earning receivables in these portfolios were $121 million at July 2, 1994, compared with $98 million at the end of 1993.

     The Corporation's aggregate loans and leases to commercial airlines at July 2, 1994, increased to approximately $7.0 billion from the December 31, 1993, balance of approximately $6.8 billion, principally as a result of increased equipment on operating leases.

OTHER MATTERS

     On December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Corporation's investment securities were designated as available-for-sale at both July 2, 1994, and December 31, 1993. Consequently, such securities were reported at fair value, with net unrealized gains and losses included in equity. Equity included net unrealized losses of $315 million at July 2, 1994, and net unrealized gains of $485 million at December 31, 1993, a difference primarily due to a decrease in the fair value of fixed-rate debt securities held by the Corporation's annuity and insurance affiliates, principally resulting from increased interest rates. Carrying amounts of liabilities of these affiliates are not adjusted for changes in fair value. In a rising interest rate environment, the fair value of these liabilities would be expected to decline.

     As 1994 progresses, management continues to believe that the diversity and strength of the Corporation's assets, along with vigilant attention to risk management, position it to deal effectively with a changing global economic environment.

                                                                      EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                      AND
 COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK
                                   DIVIDENDS

                     FOR THE SIX MONTHS ENDED JULY 2, 1994

                                  (Unaudited)

                                                                                       RATIO OF
                                                                                       EARNINGS
                                                                       RATIO OF        TO FIXED
                                                                       EARNINGS       CHARGES AND
                                                                       TO FIXED     PREFERRED STOCK
(Dollar amounts in millions)                                           CHARGES         DIVIDENDS
                                                                       --------     ---------------
Net earnings                                                            $  885           $  885
Provision for income taxes                                                 396              396
Minority interest in net earnings of consolidated affiliates                61               61
                                                                       --------          ------
Income before provision for income taxes and minority interest           1,342            1,342
                                                                       --------          ------
Fixed charges:
  Interest                                                               2,064            2,064
  One-third of rentals                                                      74               74
                                                                       --------          ------
Total fixed charges                                                      2,138            2,138
                                                                       --------          ------
Less capitalized interest, net of amortization                               5                5
                                                                       --------          ------
Earnings before provision for income taxes and minority interest
  plus fixed charges                                                    $3,475           $3,475
                                                                        ======           ======
Ratio of earnings to fixed charges                                        1.63
                                                                        ======
Preferred stock dividend requirements                                                    $   13
Ratio of income before provision for income taxes to net earnings                           145%
Preferred stock dividend factor on before tax basis                                          19
Fixed charges                                                                             2,138
                                                                                         ------
Total fixed charges and preferred stock dividend requirements                            $2,157
                                                                                         ======
Ratio of earnings to combined fixed charges and preferred stock
  dividends                                                                                1.61
                                                                                         ======

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Corporation is not involved in any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

     Omitted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

                                   GENERAL ELECTRIC CAPITAL CORPORATION
                                                   (Registrant)

Date:  August 15, 1994                    By: /s/  J. A. PARKE
                                              -----------------------------------------------------
                                                   J. A. Parke, Senior Vice President, Finance
                                                         (Principal Financial Officer)



Date:  August 15, 1994                    By: /s/  J. C. AMBLE
                                              -----------------------------------------------------
                                                   J. C. Amble, Vice President and Controller
                                                         (Principal Accounting Officer)

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                       PAGE NO.
- -----------                                                                       --------
     12         Computation of ratio of earnings to fixed charges and
                computation of ratio of earnings to combined fixed charges
                and preferred stock dividends                                        7