Form 10-Q
period 1994-10-01
GENERAL ELECTRIC CAPITAL CORP ET AL
filed 1994-11-03
CIK 40554

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1994
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               ________ to ________

                          ---------------------------
                         COMMISSION FILE NUMBER 1-6461
                          ---------------------------



                      GENERAL ELECTRIC CAPITAL CORPORATION
                      ------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                NEW YORK                                13-1500700
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


     260 LONG RIDGE ROAD, STAMFORD,                        06927
                CONNECTICUT                             (Zip Code)
(Address of principal executive offices)


                                (203) 357-4000
             (Registrant's telephone number, including area code)

                          -------------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



     At October 19, 1994, 3,837,825 shares of common stock with a par value of $200 were outstanding.



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

  Exhibit 27. Financial Data Schedule

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                  (Unaudited)

                                          FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                     ------------------------------------   ------------------------------------
(In millions)                        OCTOBER 1, 1994   SEPTEMBER 25, 1993   OCTOBER 1, 1994   SEPTEMBER 25, 1993
                                     ---------------   ------------------   ---------------   ------------------
EARNED INCOME                             $4,306             $3,668             $12,096             $10,153
                                          ------             ------             -------             -------
EXPENSES
Interest                                   1,098                871               3,139               2,515
Operating and administrative               1,222              1,104               3,799               3,230
Insurance losses and policyholder
  and annuity benefits                       575                381               1,218                 822
Provision for losses on financing
  receivables                                186                200                 607                 747
Depreciation and amortization of
  buildings and equipment and
  equipment on operating leases              425                375               1,191               1,079
Minority interest in net earnings
  of consolidated affiliates                  18                 48                  79                  83
                                           -----             ------             -------             -------
                                           3,524              2,979              10,033               8,476
                                           -----             ------             -------             -------
EARNINGS
Earnings before income taxes                 782                689               2,063               1,677
Provision for income taxes                   234                291                 630                 573
                                           -----             ------             -------             -------
NET EARNINGS                                 548                398               1,433               1,104
Dividends paid                              (198)              (315)               (485)               (476)
Retained earnings at beginning of
  period                                   7,606              6,557               7,008               6,012
                                           -----             ------             -------             -------
RETAINED EARNINGS AT END OF PERIOD        $7,956             $6,640             $ 7,956             $ 6,640
                                          ======             ======             =======             =======

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                OCTOBER 1, 1994     DECEMBER 31, 1993
(In millions)                                                   ---------------     -----------------
                                                                (UNAUDITED)
ASSETS
Cash and equivalents                                                $    878             $  1,049
Investment securities                                                 19,748               20,577
Financing receivables:
  Time sales and loans, net of deferred income                        45,327               40,748
  Investment in financing leases, net of deferred income              27,182               24,930
                                                                    --------             --------
                                                                      72,509               65,678
  Allowance for losses on financing receivables                       (1,910)              (1,730)
                                                                    --------             --------
     Financing receivables -- net                                     70,599               63,948
Other receivables -- net                                               3,259                4,046
Equipment on operating leases (at cost), less accumulated
  amortization of $3,815 and $3,238                                   12,204               10,650
Other assets                                                          15,592               17,669
                                                                    --------             --------
TOTAL ASSETS                                                        $122,280             $117,939
                                                                    ========             ========

LIABILITIES AND EQUITY
Notes payable within one year                                       $ 50,447             $ 52,903
Senior notes payable after one year                                   32,406               25,112
Subordinated notes payable after one year                                697                  697
Insurance reserves and annuity benefits                               16,593               16,585
Other liabilities                                                      5,686                6,216
Deferred income taxes                                                  5,418                5,630
                                                                    --------             --------
  Total liabilities                                                  111,247              107,143
                                                                    --------             --------
Minority interest in equity of consolidated affiliates                   674                  426
                                                                    --------             --------
Capital stock                                                            769                  769
Additional paid-in capital                                             2,172                2,172
Retained earnings                                                      7,956                7,008
Other                                                                   (538)                 421
                                                                    --------             --------
  Total equity                                                        10,359               10,370
                                                                    --------             --------
TOTAL LIABILITIES AND EQUITY                                        $122,280             $117,939
                                                                    ========             ========

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                    FOR THE NINE MONTHS ENDED
                                                             ----------------------------------------
(In millions)                                                OCTOBER 1, 1994       SEPTEMBER 25, 1993
                                                             ---------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                    $   1,433               $  1,104
Adjustments to reconcile net earnings to cash provided from
  operating activities:
  Provision for losses on financing receivables                       607                    747
  Depreciation and amortization of buildings and equipment
     and equipment on operating leases                              1,191                  1,079
  Other -- net                                                       (368)                 1,294
                                                                ---------               --------
     Cash provided from operating activities                        2,863                  4,224
                                                                ---------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers                                    (17,811)               (19,456)
Principal collections from customers                               14,428                 17,840
Investment in assets on financing leases                           (7,175)                (4,351)
Principal collections on financing leases                           5,062                  4,599
Net change in credit card receivables                                (839)                   415
Buildings, equipment, and equipment on operating
  leases -- additions                                              (3,625)                (2,734)
         -- dispositions                                            2,125                  1,319
Payments for principal businesses purchased, net of cash
  acquired                                                         (1,309)                (2,046)
Purchases of investment securities by insurance and annuity
  affiliates                                                       (4,697)                (4,712)
Dispositions and maturities of investment securities by
  insurance and annuity affiliates                                  3,855                  2,754
Other                                                               3,373                    911
                                                                ---------               --------
  Cash used for investing activities                               (6,613)                (5,461)
                                                                ---------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities)             (4,931)                (3,631)
Newly issued debt -- short-term (91-365 days)                       2,354                  2,763
                    -- long-term senior                            15,088                  8,123
Repayments and other reductions -- short-term                      (7,469)                (5,688)
                                    -- long-term senior              (854)                  (108)
Proceeds from sales of investment and annuity contracts               585                    417
Redemption of investment and annuity contracts                       (713)                  (385)
Principal payments -- non-recourse, leveraged lease debt             (246)                  (230)
Proceeds -- non-recourse, leveraged lease debt                         --                     53
Dividends paid                                                       (475)                  (476)
Issuance of preferred stock by consolidated affiliate                 240                     --
                                                                ---------               --------
  Cash provided from financing activities                           3,579                    838
                                                                ---------               --------
DECREASE IN CASH AND EQUIVALENTS                                     (171)                  (399)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                         1,049                  1,240
                                                                ---------               --------
CASH AND EQUIVALENTS AT END OF PERIOD                           $     878               $    841
                                                                =========               ========

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1. The condensed, consolidated financial statements represent a consolidation of General Electric Capital Corporation ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the parent and consolidated affiliates have been eliminated. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of October 1, 1994, the statement of cash flows for the nine-month interim periods ended October 1, 1994, and September 25, 1993, and the results of operations for the three-month and nine-month interim periods ended October 1, 1994, and September 25, 1993, have been included. The condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and footnotes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

2. The results of operations for the three and nine month periods ended October 1, 1994, should not be regarded as necessarily indicative of the results that may be expected for the entire year.

3. The ratio of earnings to fixed charges was 1.65 for the nine months ended October 1, 1994. For purposes of computing the ratio, earnings consist of net earnings adjusted for provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals. The ratio of earnings to combined fixed charges and preferred stock dividends was 1.63 for the nine months ended October 1, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

     Net earnings for the first nine months of 1994 were $1,433 million, a $329 million (30%) increase over the first nine months of 1993. The Corporation's contribution to its parent, General Electric Capital Services, Inc., after payment of dividends on its variable cumulative preferred stock, was $1,413 million, a $325 million (30%) increase over the comparable 1993 period. The Corporation's increase in net earnings principally resulted from a higher average level of invested assets, lower provision for losses in the specialized financing businesses and no current year counterpart to the unfavorable effects of the 1993 increase in the federal income tax rate from 34% to 35%. These increases were offset in part by increased insurance losses and policyholder and annuity benefits. The spread between average financing yields and interest rates paid on borrowings increased slightly compared with the prior year period.

OPERATING RESULTS

     EARNED INCOME during the first nine months of 1994 increased $1,943 million (20%) over the first nine months of 1993.

     Earned income from the Corporation's specialized financing, mid-market financing, consumer services and equipment management businesses increased $1,931 million (22%) over the comparable prior year period principally reflecting a higher average level of invested assets resulting from both origination volume and acquisitions of portfolios and businesses.

     INTEREST EXPENSE for the first nine months of 1994 increased $624 million (25%) from the first nine months of the prior year. The increase principally reflected the effects of additional borrowings required to finance the higher level of invested assets. The Corporation's composite interest rate for the first nine months of 1994 was 5.23%, compared with 5.02% for the first nine months of 1993.

     OPERATING AND ADMINISTRATIVE EXPENSES were $3,799 million in the first nine months of 1994, up 18% over the first nine months of 1993. This increase principally reflected operating costs associated with the higher level of assets, largely the result of businesses and portfolios acquired over the past year.

     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS were $1,218 million for the first nine months of 1994, up 48% over the first nine months of 1993, principally as a result of annuity benefits credited to customers of the annuity business which was acquired in 1993, and adverse loss development in the private mortgage insurance business, particularly related to the effects of poor economic conditions and housing value declines in southern California. These increases were partially offset by lower policyholder benefits in the life reinsurance business resulting from the recapture of reinsurance treaties during 1994 and reduced assumed volume.

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES during the first nine months of 1994 was $607 million, $140 million (19%) lower than during the comparable prior year period, principally reflecting lower provisions for losses in the specialized financing businesses.

     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES was $1,191 million in the first nine months of 1994, $112 million higher than in the first nine months of 1993, reflecting higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

     PROVISION FOR INCOME TAXES for the first nine months of 1994 was $630 million (an effective tax rate of 31%) compared with $573 million (34%) for the comparable prior year period. The higher provision for income taxes was primarily attributable to significantly higher earnings before taxes partially offset by the effect of the 1993 increase in federal tax rates from 34% to 35% for which there was no 1994 counterpart.

PORTFOLIO QUALITY

     The portfolio of financing receivables is the Corporation's largest financing asset and primary source of revenues. The portfolio, net of reserves, aggregated $70.6 billion at October 1, 1994, an increase of $6.7 billion (10%) from year-end 1993. Related reserves were $1.9 billion (2.63% of receivables -- the same percentage

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Continued).


as at the end of 1993) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion of the portfolio quality of certain elements of financing receivables and investments follows.

     CONSUMER LOANS RECEIVABLE, primarily retailer and auto, were $19.7 billion at October 1, 1994, an increase of $2.4 billion from the end of 1993, reflecting both origination volume and business and portfolio acquisitions. In addition, the Corporation's investment in consumer auto finance leases was $7.1 billion at October 1, 1994, an increase of $1.5 billion from the end of 1993, reflecting origination volume. Nonearning receivables were $423 million at October 1, 1994, compared with $391 million at December 31, 1993. The provision for losses on retailer and auto financing receivables was $342 million for the first nine months of 1994, compared with $346 million for the first nine months of 1993.

     COMMERCIAL REAL ESTATE LOANS classified as financing receivables by the Commercial Real Estate business were $11.8 billion at October 1, 1994, compared with $10.9 billion at December 31, 1993. In addition, the investment portfolio of the Corporation's annuity business included approximately $1.3 billion of commercial property loans. The commercial real estate portfolio also included $2.1 billion of assets purchased from the Resolution Trust Corporation and other institutions for resale and $1.5 billion of investments in real estate joint ventures, both of which are included in other assets and are essentially unchanged from December 31, 1993. Commercial Real Estate's foreclosed properties decreased to $53 million at October 1, 1994, from $110 million at December 31, 1993, primarily due to sales. Nonearning and reduced earning receivables declined to $184 million at October 1, 1994, from $272 million at the end of 1993. Loss provisions for Commercial Real Estate loans and investments were $218 million for the first nine months of 1994, compared with $194 million for the first nine months of 1993.

     HIGHLY LEVERAGED TRANSACTION (HLT) PORTFOLIO INVESTMENTS classified as financing receivables totaled $2.8 billion at October 1, 1994, a decrease of $0.5 billion from the end of 1993. The October 1, 1994, balance of amounts that had been written down to estimated fair value and carried in other assets aggregated $452 million, net of allowances, a decrease of $92 million from the end of 1993, reflecting investment sales. Nonearning and reduced earning receivables were $132 million at October 1, 1994, a decline of $7 million from year-end 1993. As a result of a stronger economic climate and successful past actions, loss provisions for HLT investments were insignificant during the first nine months of 1994. Such provisions were $126 million in the first nine months of 1993, and comprised $94 million of receivable loss provisions and $32 million of loss provisions for other investments.

     OTHER FINANCING RECEIVABLES relate primarily to a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced earning receivables in these portfolios were $118 million at October 1, 1994, compared with $98 million at the end of 1993.

     The Corporation's aggregate loans and leases to commercial airlines at October 1, 1994, increased to approximately $7.3 billion from the December 31, 1993, balance of approximately $6.8 billion, principally as a result of increased equipment on operating leases.

OTHER MATTERS

     On December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Corporation's investment securities were designated as available-for-sale at both October 1, 1994, and December 31, 1993. Consequently, such securities were reported at fair value, with net unrealized gains and losses included in equity, net of applicable taxes. Equity included net unrealized losses of $483 million at October 1, 1994, and net unrealized gains of $485 million at December 31, 1993, a difference primarily due to a decrease in the fair value of fixed-rate debt securities held by the Corporation's annuity and insurance affiliates, principally resulting from increased interest rates. Carrying amounts of liabilities of these affiliates are not adjusted for changes in fair value. In a rising interest rate environment, the fair value of these liabilities would be expected to decline.

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

                                                                      EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                      AND
 COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK
                                   DIVIDENDS

                   FOR THE NINE MONTHS ENDED OCTOBER 1, 1994

                                  (Unaudited)

                                                                                       RATIO OF
                                                                                      EARNINGS TO
                                                                                       COMBINED
                                                                                         FIXED
                                                                       RATIO OF       CHARGES AND
                                                                       EARNINGS        PREFERRED
                                                                       TO FIXED          STOCK
(Dollar amounts in millions)                                           CHARGES         DIVIDENDS
                                                                       --------       -----------
Net earnings                                                            $1,433          $ 1,433
Provision for income taxes                                                 630              630
Minority interest in net earnings of consolidated affiliates                79               79
                                                                        ------          -------
Income before provision for income taxes and minority interest           2,142            2,142
                                                                        ------          -------
Fixed charges:
  Interest                                                               3,172            3,172
  One-third of rentals                                                     114              114
                                                                        ------          -------
Total fixed charges                                                      3,286            3,286
                                                                        ------          -------
Less capitalized interest, net of amortization                               7                7
                                                                        ------          -------
Earnings before provision for income taxes and minority interest
  plus fixed charges                                                    $5,421          $ 5,421
                                                                        ======          =======
Ratio of earnings to fixed charges                                        1.65
                                                                        ======
Preferred stock dividend requirements                                                   $    20
Ratio of income before provision for income taxes to net earnings                           144%
Preferred stock dividend factor on before tax basis                                          30
Fixed charges                                                                             3,286
                                                                                        -------
Total fixed charges and preferred stock dividend requirements                           $ 3,316
                                                                                        =======
Ratio of earnings to combined fixed charges and preferred stock
  dividends                                                                                1.63
                                                                                        =======

                          PART II -- OTHER INFORMATION

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

        Exhibit 27. Financial Data Schedule.

     b. REPORTS ON FORM 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GENERAL ELECTRIC CAPITAL CORPORATION
                                     ------------------------------------
                                                (Registrant)

Date:  November 2, 1994              By: /s/  J. A. PARKE
                                         ------------------------------------------------
                                              J. A. Parke, Senior Vice President, Finance
                                                      (Principal Financial Officer)




Date:  November 2, 1994              By: /s/  J. C. AMBLE
                                         ------------------------------------------------
                                              J. C. Amble, Vice President and Controller
                                                      (Principal Accounting Officer)

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

     27         Financial Data Schedule