Form 10-K405
GENERAL ELECTRIC CAPITAL CORP
filed 1995-03-31
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

            /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

          / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                     NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AT MARCH 29, 1995. NONE.

AT MARCH 29, 1995, 3,837,825 SHARES OF COMMON STOCK WITH A PAR VALUE OF $200 WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

THE CONSOLIDATED FINANCIAL STATEMENTS OF GENERAL ELECTRIC COMPANY, SET FORTH IN THE ANNUAL REPORT ON FORM 10-K OF GENERAL ELECTRIC COMPANY FOR THE YEAR ENDED DECEMBER 31, 1994 ARE INCORPORATED BY REFERENCE INTO PART IV HEREOF.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
  Item 1.  Business............................................................      1
  Item 2.  Properties..........................................................      9
  Item 3.  Legal Proceedings...................................................      9
  Item 4.  Submission of Matters to a Vote of Security Holders.................      9

PART II
  Item 5.  Market for the Registrant's Common Equity and Related Stockholder
             Matters...........................................................     10
  Item 6.  Selected Financial Data.............................................     10
  Item 7.  Management's Discussion and Analysis of Results of Operations.......     11
  Item 8.  Financial Statements and Supplementary Data.........................     17
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..............................................     34

PART III
  Item 10. Directors and Executive Officers of the Registrant..................     35
  Item 11. Executive Compensation..............................................     35
  Item 12. Security Ownership of Certain Beneficial Owners and Management......     35
  Item 13. Certain Relationships and Related Transactions......................     35

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....     36

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     General Electric Capital Corporation (herein together with its consolidated affiliates called the "Corporation" or "GE Capital" unless the context otherwise requires) was incorporated in 1943 in the State of New York, under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, formed in 1932. Until November 1987, the name of the Corporation was General Electric Credit Corporation. All outstanding common stock of the Corporation is owned by General Electric Capital Services, Inc. ("GE Capital Services"), formerly General Electric Financial Services, Inc., the common stock of which is in turn wholly owned by General Electric Company ("GE Company"). The business of the Corporation originally related principally to financing the distribution and sale of consumer and other products of GE Company. Currently, however, the type and brand of products financed and the financial services offered are significantly more diversified. Very little of the financing provided by GE Capital involves products that are manufactured by GE Company.

     The Corporation operates in four finance industry segments and in a specialty insurance industry segment. GE Capital's financing activities include a full range of leasing, lending, equipment management services and annuities. The Corporation's specialty insurance activities include providing private mortgage insurance, financial guaranty insurance, principally on municipal bonds and structured finance issues, and creditor insurance covering international customer loan repayments. The Corporation is an equity investor in a retail organization and certain other service and financial services organizations. GE Capital's operations are subject to a variety of regulations in their respective jurisdictions.

     Services of the Corporation are offered primarily in the United States, Canada, Europe and the Pacific basin. The Corporation's principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number (203) 357-4000). At December 31, 1994 the Corporation employed approximately 32,000 persons.

     For accounting purposes, the Corporation's principal financing products are classified as time sales and loans, investment in financing leases, equipment on operating leases and investment securities. The following table presents, by industry segment, these principal financing products which, together with other assets, comprise the Corporation's total assets at December 31, 1994 and 1993.

                            TOTAL ASSETS BY SEGMENT

                                                     1994                                                1993
                        ---------------------------------------------------------------      -----------------------------
                         TIME                   NET                 ALLOW.                    TIME                   NET
                         SALES                INVESTMENT              FOR                     SALES                INVESTMENT
                          AND        NET        IN                  LOSSES                     AND        NET        IN
                        LOANS,     INVESTMENT EQUIPMENT               AND                    LOANS,     INVESTMENT EQUIPMENT
                        NET OF       IN         ON                    ALL                    NET OF       IN         ON
                        DEFERRED   FINANCING  OPERATING  INVESTMENT  OTHER      TOTAL        DEFERRED   FINANCING  OPERATING
     (IN MILLIONS)      INCOME     LEASES     LEASES     SECURITIES ASSETS      ASSETS       INCOME     LEASES     LEASES
                        -------    -------    -------    -------    -------    --------      -------    -------    -------
SPECIALIZED FINANCING
  Commercial Real
    Estate.............. $11,833   $    36               $    55    $ 3,369    $ 15,293      $10,751    $    35
  Global Project and
    Structured
    Finance.............   1,758     4,780    $   448        432        496       7,914        2,247      5,013    $   223
  Commercial Finance....   3,900                             109        184       4,193        3,756
  Equity Capital
    Group...............     302                              90        357         749          113
                        -------    -------    -------    -------    -------    --------      -------    -------    -------
      Total.............  17,793     4,816        448        686      4,406      28,149       16,867      5,048        223
                        -------    -------    -------    -------    -------    --------      -------    -------    -------
CONSUMER SERVICES
  Retailer Financial
    Services............  19,129                              76      1,307      20,512       14,514
  GNA...................   1,377                          13,327      1,816      16,520        1,088
  Auto Financial
    Services............   3,682     7,473        124                   222      11,501        2,509      5,556        161
  Mortgage Servicing....   1,231                             382      3,507       5,120          176
  Other.................     123                                        395         518          155
                        -------    -------    -------    -------    -------    --------      -------    -------    -------
      Total.............  25,542     7,473        124     13,785      7,247      54,171       18,442      5,556        161
                        -------    -------    -------    -------    -------    --------      -------    -------    -------
MID-MARKET FINANCING
  Commercial Equipment
    Financing...........   2,995     6,235        596          2        357      10,185        2,316      6,128        404
  Vendor Financial
    Services............   1,252     3,377         28                   376       5,033          931      2,799         63
  GECC Financial --
    Hawaii..............   1,049        57                                7       1,113          933         66          1
  Other.................                                                 36          36
                        -------    -------    -------    -------    -------    --------      -------    -------    -------
      Total.............   5,296     9,669        624          2        776      16,367        4,180      8,993        468
                        -------    -------    -------    -------    -------    --------      -------    -------    -------
EQUIPMENT MANAGEMENT
  Aviation Services.....     919     2,901      3,750        328        281       8,179          881      2,880      3,105
  Fleet Services........     360     2,252      1,795                   867       5,274          224      1,364      1,475
  Genstar Container.....               459      2,687                   269       3,415                     417      2,416
  Railcar Services......               342      1,041          2        164       1,549                     317        990
  Transport
    International
    Pool................                96      1,104                   279       1,479                      73        799
  Modular Space.........                16        484                   165         665                      10        243
  Technology Management
    Services............     111       374        393                   436       1,314          146        272        333
  Satellite
    Telecommunications
    Services............                                                600         600
  Other.................                          401                   321         722                                437
                        -------    -------    -------    -------    -------    --------      -------    -------    -------
      Total.............   1,390     6,440     11,655        330      3,382      23,197        1,251      5,333      9,798
                        -------    -------    -------    -------    -------    --------      -------    -------    -------
SPECIALTY
  INSURANCE.............                                   5,447      1,190       6,637            8
CORPORATE...............                                   1,958        425       2,383
                        -------    -------    -------    -------    -------    --------      -------    -------    -------
TOTAL................... $50,021   $28,398    $12,851    $22,208    $17,426    $130,904      $40,748    $24,930    $10,650
                        =======    =======    =======    =======    =======    ========      =======    =======    =======


                                    ALLOW.
                                      FOR
                                    LOSSES
                                      AND
                                      ALL
                          INVESTMENT  OTHER    TOTAL
     (IN MILLIONS)        SECURITIES ASSETS    ASSETS
                          -------   -------   --------
SPECIALIZED FINANCING
  Commercial Real
    Estate..............  $    37   $ 3,654   $ 14,477
  Global Project and
    Structured
    Finance.............       56       186      7,725
  Commercial Finance....      133       560      4,449
  Equity Capital
    Group...............      149       156        418
                          -------   -------   --------
      Total.............      375     4,556     27,069
                          -------   -------   --------
CONSUMER SERVICES
  Retailer Financial
    Services............       52     1,085     15,651
  GNA...................   11,270       978     13,336
  Auto Financial
    Services............                242      8,468
  Mortgage Servicing....        1     7,408      7,585
  Other.................       45       532        732
                          -------   -------   --------
      Total.............   11,368    10,245     45,772
                          -------   -------   --------
MID-MARKET FINANCING
  Commercial Equipment
    Financing...........        9       179      9,036
  Vendor Financial
    Services............                184      3,977
  GECC Financial --
    Hawaii..............                  7      1,007
  Other.................                  2          2
                          -------   -------   --------
      Total.............        9       372     14,022
                          -------   -------   --------
EQUIPMENT MANAGEMENT
  Aviation Services.....      372       209      7,447
  Fleet Services........                765      3,828
  Genstar Container.....      318       296      3,447
  Railcar Services......        2       167      1,476
  Transport
    International
    Pool................                273      1,145
  Modular Space.........                 87        340
  Technology Management
    Services............                394      1,145
  Satellite
    Telecommunications
    Services............                583        583
  Other.................                297        734
                          -------   -------   --------
      Total.............      692     3,071     20,145
                          -------   -------   --------
SPECIALTY
  INSURANCE.............    7,029     2,542      9,579
CORPORATE...............    1,104       248      1,352
                          -------   -------   --------
TOTAL...................  $20,577   $21,034   $117,939
                          =======   =======   ========

     The Corporation provides a wide variety of financing and insurance products and services, which are organized into the following industry segments:

     - Specialized Financing -- loans and leases for major capital assets including industrial facilities and equipment and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in corporate enterprises.

     - Consumer Services -- private-label and bank credit card loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing and annuity and mutual fund sales.

     - Mid-Market Financing -- loans and leases for middle-market customers including manufacturers, distributors and end-users, for a variety of equipment, including data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.

     - Equipment Management -- leases, loans and asset management services for portfolios of commercial and transportation equipment including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, ocean-going containers and satellites.

     - Specialty Insurance -- financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance; and creditor insurance covering international customer loan repayments.

     Refer to Item 7, "Management's Discussion and Analysis of Results of Operations," in this Form 10-K for discussion of the Corporation's Portfolio Quality.

SPECIALIZED FINANCING

Commercial Real Estate

     Commercial Real Estate Financing and Services (CRE) provides funds for the acquisition, refinancing or renovation of a wide range of commercial and residential properties located throughout the United States, and, to a lesser extent, in Canada, Mexico and Europe. CRE also provides asset management services to real estate investors and selected services to real estate owners. CRE has field offices located throughout the United States, as well as offices in Toronto, Canada, Mexico City, Mexico, Singapore and London, England, in addition to its headquarters in Stamford, Connecticut.

     Lending represents a major segment of CRE's business in the form of intermediate-term senior or subordinated floating-rate loans secured by existing income-producing commercial properties such as office buildings, rental apartments, shopping centers, industrial buildings, mobile home parks and warehouses. Loans range in amount from single-property mortgages typically greater than $5 million to multi-property portfolios of several hundred million dollars, and are well dispersed geographically, covering properties located in most states and several foreign countries. Approximately 90% of all loans are senior mortgages.

     During 1994, CRE continued to broaden its investment base by buying or providing restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, REIT's and tax-exempt bonds.

     CRE also offers a variety of real estate management services to outside investors, institutions, corporations and investment banks through its GE Capital Realty Group subsidiary. Services include acquisitions and dispositions, strategic asset positioning, asset restructuring, on-site property management, maintenance, and leasing and loan servicing. CRE also helps owners reduce costs and enhance value in properties through buying services (e.g. lighting, appliances) and discount phone services.

Global Project and Structured Finance

     The Corporation's Global Project and Structured Finance (GPSF) business provides financing for major capital investments in various sectors of the economy, concentrating principally in the North American market with efforts being made toward Asia, South America and Europe. At year-end 1994, GPSF's diversified portfolio included investments in industrial facilities and equipment, energy-related facilities, railcars and marine vessels.

     GPSF's fundings take various forms ranging from financing leases to total balance sheet recapitalizations. At December 31, 1994, GPSF's portfolio consisted of finance leases (both direct financing and leveraged leases), operating leases, loans (both senior and subordinated) and equity investments (including collateralized, sinking fund and adjustable rate preferred stock; joint ventures; and partnerships). Fundings are adequately collateralized in the form of property liens, preferred mortgages, assignment of earnings, insurance, guaranties, cash flow streams and the financed assets.

     GPSF provides lease syndication and private placement services for transactions generated by GE Capital as well as other companies. When such services are performed, GPSF typically retains a portion of the transaction and sells off the remainder to one or more other financial institutions.

     In addition to its Stamford, Connecticut headquarters, GPSF has field offices in New York City and Chicago, as well as in Mexico, England, Singapore, Hong Kong, China and India.

Commercial Finance

     Commercial Finance (CF) provides both revolving and term debt financing for working capital and capital expansion. The portfolio is diversified with approximately 130 accounts dispersed throughout the United States and, to a lesser degree, Canada and Europe. Loans range in amount from $5 million to several hundred million dollars with industry concentration in cable television/media, retail, healthcare and, to a lesser extent, broadcasting and food and beverage. CF is active in the loan syndication market, selling and occasionally purchasing participations in leveraged transactions. During 1994, the highly leveraged transaction portfolio was transferred from Equity Capital Group, formerly the Corporate Finance Group, to CF.

     CF has offices throughout the United States in addition to its headquarters in Norwalk, Connecticut.

Equity Capital Group

     Equity Capital Group (ECG), formerly the Corporate Finance Group, purchases equity investments, primarily convertible preferred and common stock investments including, in some cases, stock warrants exercisable into additional ownership of respective investments. ECG's primary objective is to realize long-term capital appreciation appropriate to an equity risk profile. During 1994, the highly leveraged transaction portfolio was transferred from ECG to CF.

     The portfolio is geographically diversified with corporate accounts located throughout the United States, as well as accounts domiciled in Canada and Europe. Industry concentration is spread among retail, financial services, healthcare, food and beverage and broadcasting.

     ECG has offices throughout the United States in addition to its headquarters in Stamford, Connecticut.

CONSUMER SERVICES

Retailer Financial Services

     Retailer Financial Services (RFS) provides sales financing services to the distribution chain for various consumer industries. Financing plans offered vary considerably by client (including Montgomery Ward & Co., Incorporated, through a wholly-owned affiliate, Montgomery Ward Credit Corporation, "MW Credit"), but fall into three major product offerings: customized private-label credit card programs with retailers, bankcard programs direct with consumers and inventory financing programs with manufacturers, distributors and retailers.

     RFS purchases consumer revolving charge accounts from retailers primarily in the United States, Canada and the United Kingdom, most of whom sell a variety of products of various manufacturers on a time sales basis. The terms made available for these financing plans vary by size of contract and the credit standing of the customer. Maximum maturities ordinarily do not exceed 40 months. RFS generally maintains a security interest in the merchandise financed. Financing is provided to consumers under contractual arrangements both with and without recourse to retailers. RFS' wide range of financial services includes private-label credit cards, credit promotion and accounting services, billing (in the store's name) and customer credit and collection services. Similar services are also provided through joint ventures in Mexico, Spain, Indonesia and India.

     RFS provides consumers with Visa and Mastercard products, including the GE Rewards Credit Card, through GE Capital Consumer Card Co. RFS is also engaged in the home equity loan business. RFS provides inventory financing for retailers primarily in the appliance and consumer electronics industries. RFS obtains a security interest in the inventory and, as part of the agreement, retailers are required to provide insurance coverage for the merchandise financed.

     During 1994, RFS acquired operations which provide credit card services and consumer loans in the Austrian and Japanese consumer markets. Mercurbank provides financing services primarily to consumers and also to small and medium sized businesses in Austria. By acquiring Minebea Credit, RFS became the first U.S. company to enter the retail finance business in Japan.

     GE Capital Credit Services (GECCS) is a new services venture which provides statement printing, mailing, remittance processing, credit card embossing, and specialized collections services to over 75 million accounts. GECCS has targeted the banking, utilities, telecommunications, insurance and transportation industries. In addition to its Stamford, Connecticut headquarters, GECCS has sites in Georgia, Kansas and Texas.

GNA

     The Corporation acquired two companies during 1993 (GNA Corporation and United Pacific Life Insurance Company) which together comprise the Corporation's annuity business ("GNA"). GNA writes and markets tax-deferred, structured and immediate annuities, credit life and credit disability insurance, traditional and universal life insurance, accident and health insurance and sells proprietary and third party mutual funds through independent and captive agents and financial institutions.

     In 1994, GNA acquired Harcourt General's insurance businesses that include Federal Home Life Insurance Company, PHF Life Insurance Company and The Harvest Life Insurance Company, which underwrite individual life, health, accident and credit insurance annuities.

Auto Financial Services

     Auto Financial Services (AFS) provides lease financing for automobiles of domestic and foreign manufacture through dealers, independent leasing companies and importers of new and used cars throughout the United States, Canada and the United Kingdom. Contractual terms do not exceed 66 months and have an average expected term ranging from 30 to 45 months, which includes the estimated effect of prepayment. Property and casualty insurance is required for all leases, with the insurer selected by the lessee.

     AFS also provides inventory financing programs and direct loans to segments of the automotive industry, including dealers, rental car companies and leasing companies located throughout the United States.

     AFS purchases auto lease and loan assets from financial institutions and services the outstanding accounts throughout the liquidation of the portfolios.

     AFS is active in the Asian market through equity investments in United Merchants Finance Ltd. (Hong Kong) and ASTRA Sedaya Finance (Indonesia), and expanded in 1994 with Taiwan Acceptance Corporation and United Merchants Finance Private Ltd. (Singapore) and in 1993 with United Motor Works (Malaysia) and GS Capital Corporation (Thailand). During September 1994, 80% of Australian Guarantee Limited Taiwan was purchased. All joint ventures provide primarily automobile and vehicle financing in their respective markets.

     On January 1, 1993 AFS and Volvo of North America began a joint venture to provide financing for Volvo's customers. In 1994, AFS under the name of AFS De Mexico began providing auto loan financing in the Mexican market.

Mortgage Servicing

     GE Capital Mortgage Services, Inc. (GECMSI), wholly owned by GE Capital Mortgage Corporation (GECMC), is engaged in the business of servicing residential mortgage loans collateralized by one-to-four-family homes located throughout the United States. It obtains servicing through the purchase of mortgage loans and of servicing rights. GECMSI packages the loans it purchases into mortgage backed securities which are sold to investors. GECMSI is also engaged in the home equity loan business. GECMC, through GECMSI and other wholly-owned affiliates, is among the nation's leading asset management, servicing and disposition organizations.

MID-MARKET FINANCING

Commercial Equipment Financing

     Commercial Equipment Financing (CEF) offers a broad line of financial products including municipal financing and loans and leases to middle-market customers including manufacturers, distributors, dealers and end-users. Products are designed to meet customers' unique equipment needs and tax requirements and are either held for CEF's own account or brokered to a third party for a fee.

     Generally, transactions range from $50 thousand to several million dollars with financing terms from 36 to 120 months. CEF enhances the value of its leased equipment by maintaining an asset management operation that both redeploys off-lease equipment and monitors asset values.

     The portfolio includes vehicles, manufacturing equipment, corporate aircraft, construction equipment, medical diagnostic equipment, office equipment, telecommunications equipment and electronics.

     CEF operates from offices throughout the United States, Puerto Rico, Canada, Europe and Asia and through joint ventures in Mexico, Spain, Indonesia and Hong Kong.

Vendor Financial Services

     Vendor Financial Services (VFS) provides captive financing services to equipment manufacturers and distributors in specific industries including office furniture, healthcare, franchise, information systems, manufacturing and office equipment worldwide. The captive financing programs are tailored to meet the individual needs of each vendor including sales force training, marketing support and customized financing products. Funding, billing, collections and other related services are provided by six highly automated service operations and sales offices located throughout the United States, Canada, Mexico, Asia and Europe. VFS' headquarters are located in Danbury, Connecticut. VFS' typical transaction size ranges from $6 thousand to $500 thousand. Security is generally provided by the asset being financed.

     During 1994, VFS acquired Northern Telecom Finance Corporation (NTFC) which provides financing to customers and dealers of Northern Telecom, Inc. VFS also acquired the stock of AB Vendax and Nordic Finans AB from a subsidiary of Skandinaviska Enskilda Banken, a Swedish bank, which provides computer lease and office equipment financing to key customers, distributors and manufacturers. In addition, VFS purchased the assets of Union PLC's financing group, made up of Union Discount Company, Ltd. and Sabre Management Holdings, Ltd., collectively renamed Sabre Leasing. Sabre Leasing provides small ticket loan and lease financing throughout the United Kingdom to office equipment distributors.

GECC Financial -- Hawaii

     GECC Financial Corporation of Hawaii (GFC) operates exclusively in the state of Hawaii. Through a network of 10 branch offices, GFC offers commercial and residential real estate loans, auto and equipment leasing, inventory financing and equity lines of credit. GFC also offers thrift investment programs and loan servicing to institutional investors.

EQUIPMENT MANAGEMENT

Aviation Services

     GE Capital Aviation Services (GECAS) is a global commercial aviation financial services business that offers a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors, including financing leases, operating leases, tax-advantaged and other incentives-based financing while also providing management, marketing, and technical support services to aircraft owners, lenders and investors.

     At December 31, 1994, the GECAS fleet was comprised of more than 900 owned or managed aircraft on lease to 152 customers in 55 countries.

     GECAS has operations in Stamford, Connecticut, Shannon, Ireland, San Francisco, California and a number of other locations worldwide including London, Beijing, Hong Kong and Singapore.

Fleet Services

     GE Capital Fleet Services (GECFS) is the leading corporate fleet management company in North America and Europe with 730,000 cars, trucks and specialty vehicles under lease and service management. It provides fleet leasing and management services to corporate customers in the United States, Canada, Mexico and Europe.

     GECFS markets finance and operating leases to several thousand customers with an average lease term of 33 months. The primary product in North America is a Terminal Rental Adjustment Clause (TRAC) lease with the customer assuming the residual risk for the difference between market and book value at termination. In Europe, the primary product is a closed-end lease with GECFS assuming residual risk. In addition to the services directly associated with the lease, GECFS offers value-added fleet management services designed to reduce its customers' total fleet management costs. These include maintenance management programs, accident services, national account purchasing programs, fuel programs, title and licensing services, safety programs and many other value-added programs. GECFS' customer base is well diversified across all industries and geographic locations and includes many Fortune 500 companies.

     During 1994, GECFS acquired Triathlon Leasing, Canada's leading fleet management company and added 35,000 units to its European fleet with the purchase of Skandic Bilfinans in Sweden.

     GECFS' headquarters are located in Eden Prairie, Minnesota.

Genstar Container

     Genstar Container Corporation maintains a fleet of over 1,300,000 TEU ("twenty-foot equivalent units") of dry-cargo, refrigerated and specialized containers for intermodal cargo transport on a global basis. Lessees consist primarily of shipping lines which lease on a long-term or master lease basis. Genstar is the world's largest lessor of intermodal shipping containers and its headquarters are in San Francisco, California.

Railcar Service

     General Electric Railcar Services Corporation (GERSCO) has a fleet of approximately 139,000 railcars leased to others in North America (principally operating leases). Railcar maintenance and repair services are provided by General Electric Railcar Repair Services Corporation, a wholly-owned affiliate of GERSCO, at its 17 repair centers in the United States and Canada. General Electric Railcar Wheel and Parts Services Corporation, a wholly-owned affiliate of GERSCO, provides railcar refurbishing services and also remanufactures railcar parts.

Technology Management Services

     GE Capital Technology Management Services (GETMS) combines GE Capital Computer Leasing and GE Capital Computer Services to create one of the largest providers of information technology services. In 1994, GETMS acquired both Crowntek Business Centres, Inc. and Total Audio Visual Services, Inc. Crowntek is a computer hardware reseller, which also provides pre-configuration, distribution and system integration services while Total Audio Visual Services, Inc. provides audio visual and staging services. GETMS provides computer services and financing options, including asset planning, acquisition, financing, rental, management, remarketing, multi-platform installation, maintenance, depot services, help desk, deskside support, logistics, test and measurement equipment rental, repair and calibration.

     GETMS's principal locations are Atlanta, Georgia, Emeryville, California, and Toronto, Canada.

Transport International Pool

     Transport International Pool (TIP) rents, leases, sells and finances over-the-road trailers in the United States, Canada and throughout Europe from 187 locations. TIP's large diversified fleet of over

90,000 dry freight vans, refrigerated and double vans, flatbeds and specialized trailers serves the trailer needs of common and private carriers.

Modular Space

     GE Capital Modular Space (GECMS) maintains a fleet of approximately 61,000 non-residential relocatable modular structures for rental, lease and sale from over 100 facilities in North America and Europe. Markets served include construction, education, healthcare, financial, commercial, institutional and government. GECMS' operating leases are primarily rental and short-term leases, averaging 15 months, in term and usage.

     During 1994, GECMS acquired the fleet assets of the Modulaire Division of Waste Management, Inc., CVC Leasing and ATCO Structures, Inc.

Satellite Telecommunications Services

     GE American Communications (GE Americom) is a leading satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, broadcast radio, business information and integrated communications services for government and commercial customers. GE Americom operates fourteen communications satellites and maintains a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities, and is headquartered in Princeton, New Jersey.

     In 1994, GE Americom purchased GTE Spacenet satellite communications business. GE Capital Spacenet Services offers a full range of one way and two way VSAT network product and services.

SPECIALTY INSURANCE

Mortgage Insurance

     GE Mortgage Insurance Companies (GEMICO) are engaged principally in underwriting residential mortgage guaranty insurance. Operating in 25 field locations, GEMICO is licensed in 50 states and the District of Columbia and, at December 31, 1994, was the primary insurance carrier for over 1,227,000 residential homes, with total insurance in force aggregating over $157 billion and total risk in force aggregating over $31 billion. GEMICO issues both primary and, on a limited basis, pooled insurance. When a claim is received, GEMICO proceeds by either paying a guaranteed percentage based on the specified coverage or paying the mortgage and delinquent interest, taking title to the property and arranging for its sale. GEMICO is headquartered in Raleigh, North Carolina.

Financial Guaranty Insurance

     FGIC Corporation (FGIC), through its wholly-owned subsidiary Financial Guaranty Insurance Company (Financial Guaranty), is an insurer of municipal bonds, including new issues and bonds traded in the secondary market, including bonds held in unit investment trusts and mutual funds. Financial Guaranty also guaranties certain structured debt issues in the taxable market. The guarantied principal, after reinsurance, amounted to approximately $88 billion at December 31, 1994. Approximately 88% of the business written to date by Financial Guaranty has been municipal bond insurance. FGIC is headquartered in New York, New York.

Creditor Insurance

     Financial Insurance Group (FIG), headquartered in Enfield, Middlesex, England, is licensed to offer creditor insurance in the European Union. The insurance, which covers loan repayments, is sold through banks, building societies and other lenders to retail borrowers.

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

     In December 1994, ERAC and PESLIC were transferred to Employers Reinsurance Corporation (ERC), a wholly-owned affiliate of GE Capital Services, from GE Capital. ERAC and PESLIC have been managed by ERC since 1986.

LOSS EXPERIENCE ON FINANCING RECEIVABLES

     The following table sets forth the Corporation's net loss experience on total financing receivables (time sales, loans and financing lease rentals receivable) in dollars and as a percentage of average financing receivables outstanding for each of the last three years. Recoveries on accounts written off have been netted against gross credit losses.

                                                                 YEAR ENDED DECEMBER 31,
                                                                -------------------------
        (Dollar amounts in millions)                            1994     1993       1992
                                                                ----     -----     ------
        Specialized Financing.................................  $214      $391       $396
               % of average financing receivables.............  0.82%     1.51%      1.46%
        Consumer Services.....................................  $470      $467       $535
               % of average financing receivables.............  1.64%     2.23%      2.90%
        Mid-Market Financing..................................   $50       $70        $57
               % of average financing receivables.............  0.31%     0.49%      0.47%
        Equipment Management..................................    $6       $62        $21
               % of average financing receivables.............  0.06%     0.88%      0.34%
        Total.................................................  $740      $990     $1,009
               % of average financing receivables.............  0.91%     1.46%      1.58%

REGULATIONS AND COMPETITION

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

     The Corporation's charges for providing financing services are changed from time to time either on a general basis or for specific types of financing when warranted in light of competition or interest and other costs. The businesses in which the Corporation engages are highly competitive. The Corporation is subject to competition from various types of financial institutions, including banks, thrifts, investment banks, credit unions, leasing companies, consumer loan companies, independent finance companies and finance companies associated with manufacturers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                    Omitted.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     See Note 11 to the Consolidated Financial Statements. The common stock of the Corporation is owned entirely by GE Capital Services and, therefore, there is no trading market in such stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with the financial statements of GE Capital and consolidated affiliates and the related Notes to the Consolidated Financial Statements.

                                                                 YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------
           (Dollar amounts in millions)               1994       1993      1992      1991      1990
                                                    --------   --------   -------   -------   -------
FOR THE YEAR:
     Financing volume.............................. $ 75,438   $ 57,094   $51,186   $45,965   $42,853
                                                    ========   ========   =======   =======   =======
     Earned income................................. $ 16,923   $ 14,444   $12,250   $11,328   $10,121
     Interest expense..............................    4,414      3,461     3,665     4,225     4,228
     Operating and administrative expense..........    5,349      4,894     3,941     2,735     2,369
     Insurance losses and policyholder and annuity
       benefits....................................    1,707      1,259       611       599       521
     Provision for losses on financing
       receivables.................................      873        987     1,056     1,102       688
     Depreciation and amortization of buildings and
       equipment and equipment on operating
       leases......................................    1,657      1,587     1,297     1,187       940
     Minority interest in net earnings of
       consolidated affiliates.....................      109        114        14        (7)        4
                                                    --------   --------   -------   -------   -------
     Earnings before income taxes..................    2,814      2,142     1,666     1,487     1,371
     Provision for income taxes....................      896        664       415       362       350
                                                    --------   --------   -------   -------   -------
       Net earnings................................ $  1,918   $  1,478   $ 1,251   $ 1,125   $ 1,021
                                                    ========   ========   =======   =======   =======
     Ratio of earnings to fixed charges............     1.63       1.62      1.44      1.34      1.31
                                                    ========   ========   =======   =======   =======
     Ratio of earnings to combined fixed charges
       and preferred stock dividends...............     1.62       1.60      1.43      1.32      1.29
                                                    ========   ========   =======   =======   =======
AT YEAR END:
     Financing receivables:
          Time sales and loans, net of deferred
            income................................. $ 50,021   $ 40,748   $37,070   $36,849   $35,085
          Investment in financing leases, net of
            deferred income........................   28,398     24,930    23,925    20,411    16,530
                                                    --------   --------   -------   -------   -------
               Total financing receivables.........   78,419     65,678    60,995    57,260    51,615
          Allowance for losses on financing
            receivables............................   (2,062)    (1,730)   (1,607)   (1,508)   (1,360)
                                                    --------   --------   -------   -------   -------
               Financing receivables -- net........ $ 76,357   $ 63,948   $59,388   $55,752   $50,255
                                                    ========   ========   =======   =======   =======
     Percent of allowance for losses on financing
       receivables to total financing
       receivables.................................    2.63%      2.63%     2.63%     2.63%     2.63%
                                                    --------   --------   -------   -------   -------
     Equipment on operating leases -- net.......... $ 12,851   $ 10,650   $ 9,395   $ 7,552   $ 5,557
                                                    ========   ========   =======   =======   =======
     Total assets.................................. $130,904   $117,939   $92,632   $80,528   $70,385
                                                    ========   ========   =======   =======   =======
     Capitalization:
     Notes payable within one year................. $ 54,579   $ 52,903   $48,492   $43,152   $36,691
     Long-term senior debt.........................   33,615     25,112    21,182    17,946    16,728
     Long-term subordinated debt...................      697        697       697       325       112
     Equity (a)....................................   10,540     10,370     8,892     7,872     6,886
                                                    --------   --------   -------   -------   -------
     Debt to equity ratio (a)......................     7.94       7.96      7.91      7.80      7.77
                                                    ========   ========   =======   =======   =======

---------------
(a) The Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, on December 31, 1993, resulting in the inclusion in equity, net of tax, of $655 million of net unrealized losses and $485 million of net unrealized gains on investment securities at December 31, 1994 and 1993, respectively. The debt to equity ratio excludes the effects of such unrealized gains and losses. Including such unrealized gains and losses, the Corporation's debt to equity ratio would have been 8.43 to 1 and
    7.59 to 1 at December 31, 1994 and December 31, 1993, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

     The Corporation's net earnings for 1994 were $1,918 million, which, after payment of dividends on its variable cumulative preferred stock, resulted in a contribution of $1,888 million to GE Capital Services' 1994 net earnings, an increase of 30% over 1993. Net earnings for 1993 were $1,478 million, which, after payment of dividends on its variable cumulative preferred stock, resulted in a contribution to GE Capital Services' net earnings of $1,456 million, an increase of 19% over 1992.

     Earnings of the Corporation's lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of yields, rates earned, over interest rates on borrowings) and the quality of those assets. Earnings increases in 1994 and 1993 resulted from asset growth, improved financing spreads and asset quality. Asset growth in 1994 and 1993 was the result of higher origination volumes and acquisitions of businesses and portfolios, including the 1993 mid-year acquisition of the annuity business. Financing spreads increased to a greater extent in 1993, when borrowing rates declined substantially. The provision for losses on financing receivables declined in both 1994 and 1993 as the quality of the portfolio improved.

     Earnings from the Corporation's Specialty Insurance businesses declined in 1994, primarily due to adverse loss development in the private mortgage insurance business. In 1993, Specialty Insurance earnings were up sharply reflecting strong performances by the financial guaranty insurance and creditor insurance businesses.

OPERATING RESULTS

     EARNED INCOME from all sources increased 17% to $16,923 million in 1994, following an 18% increase in 1993. Asset growth in each of the Corporation's financing segments, through acquisitions of businesses and portfolios as well as origination volume, was the primary reason for increased income from time sales, loans, financing leases and operating lease rentals in both 1994 and 1993. Yields on related assets increased during 1994 after holding essentially flat in 1993 and 1992. Earned income in 1994 from the Corporation's annuity business, formed through two mid-year 1993 acquisitions, was $1,102 million and $571 million in 1994 and 1993, respectively.

     Gains on sales of warrants and other equity interests obtained in connection with certain loans, fee income associated with syndication activities, and sales of certain assets, including real estate investments, contributed $453 million to pre-tax income in 1994, compared with $647 million in 1993 and $438 million in 1992.

     Earned income of the Corporation's Specialty Insurance segment of $1,976 million in 1994 was essentially flat compared with 1993 reflecting steady growth in premium revenue offset by a reduction in assumed life reinsurance. The 1993 increase of 20% was primarily the result of growth in premium income and investment income as well as the impact of a full year of the creditor insurance business which was consolidated at the end of the second quarter of 1992 when an existing equity position was converted to a controlling interest.

     The correlation between interest rate changes and financing spreads (the excess of yield over interest rates on borrowings) is subject to many factors and cannot be forecasted with reliability. Although not necessarily relevant to future effects, management estimates that, all else constant, an increase of 100 basis points in interest rates for all of 1994 would have reduced net earnings by approximately $90 million.

     INTEREST EXPENSE in 1994 totaled $4.4 billion, 28% higher than 1993 which was 6% lower than in 1992. The 1994 increase reflected the effects of higher average borrowings used to finance asset growth as well as the effects of higher interest rates. The 1993 decrease was the result of substantially lower composite interest rates which more than offset the effect of higher average borrowings required to finance the significantly higher level of invested assets. The Corporation's 1994 composite interest rate of 5.47% was 50 basis points higher than the 1993 rate, which in turn was 87 basis points lower than the 1992 rate.

     OPERATING AND ADMINISTRATIVE EXPENSES increased 9% to $5,349 million in 1994, compared with a 24% increase to $4,894 million in 1993, primarily reflecting higher investment levels and costs associated with acquired businesses and portfolios over the past two years. These increases in both 1994 and 1993 were partially offset by reductions in provisions for losses on investments charged to operating and administra-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (Continued).
tive expenses, principally those relating to commercial real estate assets, highly leveraged transactions (HLT) and commercial aircraft.

     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased $448 million to $1,707 million in 1994, compared with a $648 million increase to $1,259 million in 1993. The 1994 increase was the result of annuity benefits credited to customers of the annuity business which was acquired in 1993 and adverse loss development in private mortgage pool insurance, particularly related to the effects of poor economic conditions and housing value declines in southern California. These increases were partially offset by lower policyholder benefits in the life reinsurance business resulting from reduced assumed volume. The 1993 increase largely reflected annuity benefits relating to the 1993 annuity business acquisition. The remainder of the 1993 increase represented higher losses on increased volume in the life reinsurance and private mortgage insurance businesses, partially offset by reduced losses in the creditor insurance business.

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES decreased $114 million to $873 million in 1994, compared with a $69 million decrease to $987 million in 1993. These provisions principally related to the private-label and bank credit cards, auto leasing, commercial real estate loans and, in 1993, the HLT portfolio discussed below under Portfolio Quality in connection with other finance receivables.

     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased 4% to $1,657 million in 1994, compared with a 22% increase to $1,587 million in 1993, as a result of additions to equipment on operating leases through business and portfolio acquisitions as well as origination volume, and, in 1993, the acceleration of depreciation of certain assets.

     PROVISION FOR INCOME TAXES was $896 million in 1994 (an effective tax rate of 31.8%), compared with $664 million in 1993 (31.0%) and $415 million (24.9%) in 1992. The increased provision for income taxes in both 1994 and 1993 reflected the effects of additional income before taxes and, in 1993, the 1% increase in the U. S. federal income tax rate. Increases impacting the effective tax rate in 1994, compared with 1993, included proportionately lower tax-exempt income and an increase in state income taxes. In addition, there was no current year counterpart to the effects of certain 1993 financing transactions that reduced the Corporation's obligation for deferred taxes. These increases were offset by the absence of a current year counterpart to the unfavorable effects of the 1993 increase in the U.S. federal income tax rate. The higher rate in 1993, compared with 1992, primarily reflected the increase in the U.S. federal income tax rate and proportionally lower tax-exempt income, partially offset by the aforementioned 1993 financing transactions.

OPERATING PROFIT BY INDUSTRY SEGMENT

     Operating profit (pre-tax income) of the Corporation, by industry segment, is summarized in Note 16 to the Consolidated Financial Statements and discussed below.

     SPECIALTY INSURANCE operating profit declined from $422 million in 1993 to $188 million in 1994 as a result of an operating loss in the private mortgage insurance business. The 1994 operating loss resulted from adverse loss development in private mortgage pool insurance, the result of poor economic conditions and housing value declines in southern California. These losses more than offset operating profit increases in other parts of the segment, including primary mortgage insurance. Based on conditions at December 31, 1994, management believes that loss development should diminish in 1995 and in subsequent years. However, future economic conditions and housing values in southern California are uncertainties that could affect that outlook. The 1993 operating profit was 40% higher than the $302 million recorded in 1992, reflecting higher premium volume from bond refunding in the financial guaranty insurance business as well as reduced claims expense in the creditor insurance business.

     CONSUMER SERVICES operating profit increased 50% to $1,067 million from $709 million in 1993 which was 16% higher than 1992. The strong 1994 growth in operating profit resulted from origination and acquisition growth in the auto leasing business and the private-label and bank credit card businesses. In addition, the operations of the annuity business, purchased in 1993, were included for a full year in 1994. The 1993 increase reflected lower provisions for receivable losses in the private-label and bank credit card businesses resulting from declines in consumer delinquency as well as strong asset growth and a favorable interest rate environment for both the auto leasing business and the private-label and bank credit card businesses.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (Continued).
     EQUIPMENT MANAGEMENT operating profit increased to $624 million in 1994 from $246 million in 1993. This increase reflected higher volume in most businesses, largely the result of portfolio and business acquisitions, and of improved trailer, container and railcar utilization. In addition, certain expenses associated with redeployment and refurbishment of owned aircraft declined in 1994 compared with 1993. Operating profit declined 50% in 1993 resulting from the aforementioned expenses associated with owned aircraft and the effects of lower utilization and pricing pressures with respect to ocean-going containers. These declines were partially offset by higher volume in most businesses, largely the result of asset growth and improved trailer and railcar utilization.

     MID-MARKET FINANCING operating profit of $435 million in 1994 was 7% higher than that of 1993 which was 74% higher than 1992. The 1994 and 1993 increases reflected higher levels of invested assets, primarily as a result of business and portfolio acquisitions and increased financing spreads.

     SPECIALIZED FINANCING operating profit was $513 million in 1994, compared with $366 million in 1993, and $35 million in 1992. The increase in 1994 principally reflected much lower provisions for losses on HLT investments and commercial real estate assets. The 1993 increase also principally reflected much lower provisions for losses on HLT investments and higher gains from sales of commercial real estate assets offset in part by higher loss provisions for commercial real estate assets. Further details concerning loss provisions relating to both the commercial real estate portfolio and HLT investments are discussed below.

CAPITAL RESOURCES AND LIQUIDITY

     The Corporation's principal source of cash is financing activities that involve the continuing rollover of short-term borrowings and appropriate addition of long-term borrowings, with an appropriate balance of maturities. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have increased by $3.7 billion. New borrowings of $49.5 billion having maturities longer than 90 days were added during those years, while $28.7 billion of such longer-term borrowings were retired. The Corporation also generated significant cash from operating activities, $16.4 billion during the last three years.

     The Corporation's principal use of cash has been investing in assets to grow the business. Of $39.4 billion that the Corporation invested over the past three years, $18.4 billion was used for additions to financing receivables, $12.2 billion for new equipment, primarily for lease to others, and $6.2 billion to acquire new businesses.

     GE Company has agreed to make payments to the Corporation, constituting additions to pre-tax income, to the extent necessary to cause GE Capital's consolidated ratio of earnings to fixed charges to be not less than 1.10 for each fiscal year commencing with fiscal year 1991. Three years advance written notice is required to terminate this agreement. No payments have been required under this agreement. The Corporation's ratios of earnings to fixed charges for the years 1994, 1993 and 1992, were 1.63, 1.62 and 1.44, respectively.

     The Corporation's total borrowings were $88.9 billion at December 31, 1994, of which $54.6 billion was due in 1995 and $34.3 billion was due in subsequent years. Comparable amounts at the end of 1993 were $78.7 billion total, $52.9 billion due within one year and $25.8 billion due thereafter. A large portion of the Corporation's borrowings was commercial paper ($41.2 billion and $44.0 billion at the end of 1994 and 1993, respectively). The average remaining terms and interest rates of commercial paper were 45 days and 5.90%, respectively, at the end of 1994 compared with 35 days and 3.39% at the end of 1993. The Corporation's ratio of debt to equity (leverage) was 8.43 to 1 at the end of 1994 compared with 7.59 to 1 at the end of 1993. Excluding net unrealized gains and losses on investment securities, the Corporation's leverage was 7.94 to 1 at the end of 1994, compared with 7.96 to 1 at the end of 1993.

     Management believes the Corporation is well positioned to meet the global needs of its customers for capital and to continue growing its diverse asset base.

INTEREST RATE AND CURRENCY RISK MANAGEMENT

     The Corporation is exclusively an end user of derivative financial instruments that are used to manage interest rate and currency risk. The Corporation does not engage in any derivatives trading, market-making or other speculative activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Continued).
     The Corporation manages its exposure to changes in interest rates, in part, by funding its assets with an appropriate mix of fixed and variable rate debt and its exposure to currency fluctuations principally by funding local currency denominated assets with debt denominated in those same currencies. It uses interest rate swaps and currency swaps (including non-U.S. currency and cross currency interest rate swaps) to achieve lower borrowing costs. Substantially all of these swaps have been designated as modifying interest rates and/or currencies associated with specific debt instruments. All other swaps, forward contracts and other derivatives have been designated as hedges of non-U.S. net investments or other assets, and are not significant. These financial instruments allow the Corporation to lower its cost of funds by substituting credit risk for interest rate and currency risks. Since the Corporation's principal use of swaps is to optimize funding costs, changes in interest rates and exchange rates underlying swaps would not be expected to have a material impact on the Corporation's financial position or results of operations. The Corporation conducts almost all activities with these instruments in the over-the-counter markets.

     Established practices require that all derivative financial instruments relate to specific asset, liability or equity transactions or currency exposures. Substantially all treasury actions are centrally executed by the Corporation's Treasury Department, which maintains controls on all exposures, adheres to stringent counterparty credit standards and actively monitors marketplace exposures.

     Given the ways in which the Corporation uses swaps, market risk associated with swap activities is meaningful only as it relates to how changes in the market value of swaps affect credit exposure to individual swap counterparties. The Corporation has established the following credit policies governing swap transactions: (a) at inception, counterparties must be rated, at a minimum, Aa3 (Moody's) or AA- (S&P) for swaps of five years or less, and Aaa/AAA for swaps in excess of five years; and (b) mark to market counterparty exposure is limited to $50 million for Aa2/AA rated institutions and $75 million for Aaa/AAA rated institutions. When monthly review of the market values indicate that a counterparty is approaching the above limits, appropriate actions are initiated to reduce exposure.

     Because of the changing nature of financial markets, the Corporation incorporates credit downgrade language in its master swap agreements. If either the Corporation or the counterparty is downgraded below A3 (Moody's) or A- (S&P), the non-downgraded counterparty has the right to require assignment of the affected swap to an approved counterparty or termination of the affected swaps. If termination occurs, the Corporation replaces the swap with an appropriate counterparty.

     The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 1994, the notional amount of derivatives for which the counterparty was rated below Aa3/AA- was $1,504 million. These amounts are the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Corporation's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses. The total exposure to market value changes related to credit risk on swaps at December 31, 1994 was $257 million. The Corporation does not anticipate any loss on this exposure.

     The following chart displays the credit risk exposures at the following year ends.

    PERCENTAGE OF NOTIONAL DERIVATIVE EXPOSURE BY COUNTERPARTY CREDIT RATING

    MOODY'S / S&P                                                       1994     1993     1989
    -------------                                                       ----     ----     ----
    AAA/AAA...........................................................   77%      65%      29%
    AA2/AA............................................................   18%      23%      19%
    A2/A..............................................................    5%      12%      52%

     The optimal funding strategy is sometimes achieved by using multiple swaps. For example, to obtain fixed rate U.S. dollar funding, several alternatives are generally available. One alternative is a swap of non-U.S. dollar denominated fixed rate debt into U.S. dollars. The synthetic U.S. dollar denominated debt would be effectively created by taking the following steps: (1) issuing fixed rate, non-U.S. currency denominated debt, (2) entering into a swap under which fixed rate non-U.S. currency principal and interest will be received and floating rate non-U.S. currency principal and interest will be paid, and (3) entering into a swap under which floating rate non-U.S. currency principal and interest will be received and fixed rate U.S. dollar denominated principal and interest will be paid. The end result is, in every important respect, fixed rate U.S. dollar denominated financing with an element of controlled

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (Continued).
credit risk. This type of structure usually results from using several swap counterparties for steps (2) and (3). The Corporation uses multiple swaps only as part of such transactions.

     The interplay of the Corporation's credit risk policy with its funding activities is seen in the following example, in which the Corporation is assumed to have been offered three alternatives for funding five-year fixed rate U.S. dollar assets with five-year fixed rate U.S. dollar debt.

                                                                SPREAD OVER
                                                               TREASURIES IN
                                                               BASIS POINTS      COUNTERPARTY
                                                               -------------     ------------
        1. Fixed rate 5 year medium term note................       +65               --
        2. U.S. dollar commercial paper swapped into 5 year
           U.S. dollar fixed rate funding....................       +40                A
        3. Swiss franc fixed rate debt swapped into 5 year
           U.S. dollar fixed rate funding....................       +35                B

     Counterparty A is a major brokerage house with a Aaa/AAA rated swap subsidiary and a current exposure to the Corporation of $39 million. Counterparty B is a Aa2/AA rated insurance company with a current exposure of $50 million.

     In this hypothetical case, the Corporation would have chosen alternative 2. Alternative 1 is unacceptably costly. Although alternative 3 would have yielded a lower immediate cost of funds, the additional credit risk would have exceeded the Corporation's risk management limits.

PORTFOLIO QUALITY

     THE PORTFOLIO OF FINANCING RECEIVABLES, which was $76.4 billion at the end of 1994 and $63.9 billion at the end of 1993, is the Corporation's largest asset and its primary source of revenues. Related allowances for losses at the end of 1994 aggregated $2.1 billion (2.63% of receivables -- the same level as 1993 and 1992) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. Further details are included in Notes 3, 4 and 5 to the Consolidated Financial Statements.

     CONSUMER LOANS RECEIVABLE, primarily retailer and auto receivables, were $23.1 billion and $17.3 billion at the end of 1994 and 1993, respectively. In addition, the Corporation's investment in consumer auto finance lease receivables was $7.5 billion and $5.6 billion at the end of 1994 and 1993, respectively. Nonearning receivables, which were 1.4% of total loans and leases (1.7% at the end of 1993), aggregated $422 million at the end of 1994. The provision for losses on retailer and auto financing receivables was $502 million in 1994, a 7% increase from $469 million in 1993, reflecting growth in the portfolio of receivables. Most nonearning receivables were private-label credit card receivables, the majority of which were subject to various loss-sharing arrangements that provide full or partial recourse to the originating retailer.

     COMMERCIAL REAL ESTATE LOANS classified as finance receivables by the Commercial Real Estate business were $11.9 billion at December 31, 1994, up $1.0 billion from the end of 1993. In addition, the investment portfolio of the annuity business included $1.4 billion of commercial property loans at December 31, 1994, up $0.3 billion from the end of 1993. Commercial real estate loans are generally secured by first mortgages. In addition to loans, the commercial real estate portfolio included, in other assets, $2.1 billion ($2.2 billion in 1993) of assets acquired for resale from various financial institutions, including the Resolution Trust Corporation. Values realized on sales of these assets and the pace of such sales continue to meet or exceed expectations at the time of purchase. Also included in other assets were investments in real estate ventures at year-end 1994 totaling $1.4 billion, the same as at year-end 1993. Those investments are made as a part of original financings and in conjunction with loan restructurings where management believes that such investments will enhance economic returns.

     Commercial Real Estate's foreclosed properties at the end of 1994 declined to $20 million from $110 million at the end of 1993, primarily because of sales.

     At December 31, 1994, Commercial Real Estate's portfolio included loans secured by and investments in a variety of property types that continued to be well dispersed geographically. Nonearning and reduced earning receivables declined to $179 million in 1994 from $272 million in 1993, reflecting write-offs and proactive management of delinquent receivables in a stabilized commercial real estate market. Sustaining the 1994 improvements depends on many factors, including interest rates and various local

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (Continued).
market conditions. The loss provision for Commercial Real Estate's investments was $287 million in 1994 ($244 million related to receivables and $43 million related to other assets), compared with $387 million and $299 million in 1993 and 1992, respectively. The 1994 decrease resulted from lower provisions related to real estate ventures and foreclosed properties. Loss provisions in 1993 increased as the portfolio was adversely affected by a weakened commercial real estate market.

     OTHER FINANCING RECEIVABLES, $32.5 billion at December 31, 1994, consisted primarily of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio grew $3.5 billion during 1994, while nonearning and reduced earning receivables decreased to $165 million at year-end 1994 from $237 million at year-end 1993. Included in other financing receivables are financings provided for highly leveraged management buyouts and corporate recapitalizations. The portion of those investments classified as financing receivables was $2.4 billion at the end of 1994, compared with $3.3 billion at the end of 1993, as repayments continued to reduce this liquidating portfolio. The year-end balance of the HLT portfolio included amounts that had been written down to estimated fair value and carried in other assets as a result of restructuring or in-substance repossession. These balances aggregated $336 million at the end of 1994 and $544 million at the end of 1993 (net of allowances of $224 million and $244 million, respectively).

     The Corporation has loans and leases to commercial airlines, as discussed in Note 5 to the Consolidated Financial Statements, that aggregated about $7.6 billion at the end of 1994, up from $6.8 billion at the end of 1993. At year-end 1994, the Corporation's commercial aircraft positions included financial guaranties and funding commitments amounting to $506 million (compared with $450 million in 1993) and conditional commitments to purchase aircraft at a cost of $81 million ($865 million at December 31, 1993). The decline in purchase commitments resulted from 1994 purchases of aircraft.

     ENTERING 1995, management believes that vigilant attention to risk management, along with the diversity and strength of the Corporation's resources, position it to deal effectively with the increasing competition in an ever-changing global economy.

NEW ACCOUNTING STANDARDS

     Principal new accounting standards are SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, which together modify the accounting and disclosure that applies when it is probable that all amounts due under contractual terms of a commercial loan will not be collected. Had these standards been adopted for 1994, there would have been no effect on earnings or financial position, and management does not foresee any significant future effect following adoption on January 1, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
General Electric Capital Corporation

     We have audited the financial statements of General Electric Capital Corporation and consolidated affiliates as listed in Item 14. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Corporation and consolidated affiliates at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 11 to the consolidated financial statements, the Corporation in 1993 adopted required changes in its method of accounting for investments in certain securities.

/S/ KPMG PEAT MARWICK LLP

Stamford, Connecticut
February 10, 1995

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   STATEMENT OF CURRENT AND RETAINED EARNINGS

          For the years ended December 31 (In millions)               1994       1993       1992
                                                                     -------    -------    -------
EARNED INCOME
Time sales, loan investment and other income (Note 12)............   $ 9,208    $ 7,558    $ 6,687
Financing leases(Note 12).........................................     2,539      2,315      2,151
Operating lease rentals (Note 5)..................................     3,802      3,267      2,444
Premium and commission income of insurance affiliates (Note 9)....     1,374      1,304        968
                                                                     -------    -------    -------
     Total earned income..........................................    16,923     14,444     12,250
                                                                     -------    -------    -------
EXPENSES
Interest (Notes 8 & 13)...........................................     4,414      3,461      3,665
Operating and administrative (Note 14)............................     5,349      4,894      3,941
Insurance losses and policyholder and annuity benefits (Note 9)...     1,707      1,259        611
Provision for losses on financing receivables (Note 4)............       873        987      1,056
Depreciation and amortization of buildings and equipment and
  equipment on operating leases (Notes 5 & 6).....................     1,657      1,587      1,297
Minority interest in net earnings of consolidated affiliates......       109        114         14
                                                                     -------    -------    -------
     Total expenses...............................................    14,109     12,302     10,584
                                                                     -------    -------    -------
Earnings before income taxes......................................     2,814      2,142      1,666
Provision for income taxes (Note 15)..............................       896        664        415
                                                                     -------    -------    -------
NET EARNINGS......................................................     1,918      1,478      1,251
Dividends paid (Note 11)..........................................      (605)      (482)      (326)
Retained earnings at January 1....................................     7,008      6,012      5,087
                                                                     -------    -------    -------
RETAINED EARNINGS AT DECEMBER 31..................................   $ 8,321    $ 7,008    $ 6,012
                                                                     =======    =======    =======

See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                        STATEMENT OF FINANCIAL POSITION

At December 31 (In millions)                                                 1994         1993
                                                                           --------     --------
ASSETS
Cash and equivalents.....................................................  $    712     $  1,049
Investment securities (Note 2)...........................................    22,208       20,577
Financing receivables (Note 3):
     Time sales and loans, net of deferred income........................    50,021       40,748
     Investment in financing leases, net of deferred income..............    28,398       24,930
                                                                           --------     --------
                                                                             78,419       65,678
     Allowances for losses on financing receivables (Note 4).............    (2,062)      (1,730)
                                                                           --------     --------
       Financing receivables -- net......................................    76,357       63,948
Other receivables -- net.................................................     3,624        4,046
Equipment on operating leases (at cost), less accumulated amortization of
  $4,029 and $3,238 (Note 5).............................................    12,851       10,650
Buildings and equipment (at cost), less accumulated depreciation of $764
  and $555 (Note 6)......................................................     1,018          910
Other assets (Note 7)....................................................    14,134       16,759
                                                                           --------     --------
TOTAL ASSETS.............................................................  $130,904     $117,939
                                                                           ========     ========
LIABILITIES AND EQUITY
Notes payable within one year (Note 8)...................................  $ 54,579     $ 52,903
Notes payable after one year (Note 8)....................................    34,312       25,809
                                                                           --------     --------
     Total notes payable.................................................    88,891       78,712
Accounts and drafts payable..............................................     3,156        3,452
Insurance liabilities, reserves and annuity benefits (Note 9)............    18,593       16,585
Other liabilities........................................................     3,842        2,764
Deferred income taxes (Note 15)..........................................     5,267        5,630
                                                                           --------     --------
     Total liabilities...................................................   119,749      107,143
                                                                           --------     --------
Minority interest in equity of consolidated affiliates (Note 10).........       615          426
                                                                           --------     --------
Variable cumulative preferred stock, $100 par value, liquidation preference $100,000 per share (10,500 shares authorized and 8,750
  shares outstanding at December 31, 1994 and December 31, 1993).........         1            1
Common stock, $200 par value (3,866,000 shares authorized and 3,837,825
  shares outstanding at December 31, 1994 and December 31, 1993).........       768          768
Additional paid-in capital...............................................     2,172        2,172
Retained earnings........................................................     8,321        7,008
Unrealized gains (losses) on investment securities.......................      (655)         485
Foreign currency translation adjustments.................................       (67)         (64)
                                                                           --------     --------
     Total equity (Note 11)..............................................    10,540       10,370
                                                                           --------     --------
TOTAL LIABILITIES AND EQUITY.............................................  $130,904     $117,939
                                                                           ========     ========

See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                            STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)                         1994       1993       1992
                                                                    --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings......................................................  $  1,918   $  1,478   $  1,251
Adjustments to reconcile net earnings to cash provided by
  operating activities:
  Provision for losses on financing receivables...................       873        987      1,056
  Increase in insurance liabilities, reserves and annuity
     benefits.....................................................       542        764        374
Increase (decrease) in deferred income taxes......................       721        496        (23)
Depreciation and amortization of buildings and equipment and
  equipment on operating leases...................................     1,657      1,587      1,297
Amortization of premium and discount on debt......................       141         99        197
Change in accounts and drafts payable.............................      (656)       624        343
Gain on principal business dispositions...........................        --         --        (65)
Other -- net......................................................        (6)       455        271
                                                                    --------   --------   --------
  Cash provided from operating activities.........................     5,190      6,490      4,701
                                                                    --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers....................................   (36,560)   (30,002)   (27,069)
Principal collections from customers..............................    31,264     27,571     25,136
Investment in assets on financing leases..........................   (10,528)    (7,204)    (7,758)
Principal collections on financing leases.........................     9,050      6,812      5,338
Net increase in credit card receivables...........................    (2,751)    (1,341)      (330)
Buildings and equipment and equipment on operating leases
  -- additions....................................................    (5,734)    (3,133)    (3,342)
   -- dispositions................................................     2,417      1,080      1,744
Payments for principal businesses purchased, net of cash
  acquired........................................................    (2,144)    (2,090)    (2,013)
Purchases of investment securities by insurance affiliates and
  annuity businesses..............................................    (5,484)    (7,527)    (3,059)
Dispositions of investment securities by insurance affiliates and
  annuity businesses..............................................     4,417      5,623      2,819
Other.............................................................     2,611     (3,724)    (3,457)
                                                                    --------   --------   --------
     Cash used for investing activities...........................   (13,442)   (13,935)   (11,991)
                                                                    --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowing (maturities 90 days or less)..............    (2,429)     2,053      4,123
Newly issued debt -- short term (maturities 91-365 days)..........     3,214      4,315      4,456
                     -- long-term senior..........................    19,228     10,885      6,699
                     -- long-term subordinated....................        --         --        450
Proceeds -- non-recourse, leverage lease debt.....................        31         53        148
Repayments and other reductions -- short term (maturities 91-365
                                days).............................   (10,460)    (9,008)    (6,474)
                                      -- long-term senior.........      (930)      (206)      (658)
                                      -- long-term subordinated...        --         --        (76)
Principal payments--non-recourse, leverage lease debt.............      (309)      (312)      (272)
Proceeds from sales of investment and annuity contracts...........       886        509         --
Redemption of investment and annuity contracts....................      (961)      (578)        --
Dividends paid....................................................      (595)      (482)      (326)
Capital contributions from parent company.........................        --         25         --
Issuance of variable cumulative preferred stock by consolidated
  affiliate.......................................................       240         --         --
                                                                    --------   --------   --------
     Cash provided from financing activities......................     7,915      7,254      8,070
                                                                    --------   --------   --------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS
  DURING THE YEAR.................................................      (337)      (191)       780
CASH AND EQUIVALENTS AT BEGINNING OF YEAR.........................     1,049      1,240        460
                                                                    --------   --------   --------
CASH AND EQUIVALENTS AT END OF YEAR...............................  $    712   $  1,049   $  1,240
                                                                    ========   ========   ========

See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION -- The consolidated financial statements represent the adding together of General Electric Capital Corporation and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the parent and consolidated affiliates have been eliminated. Other affiliates, generally companies in which the Corporation owns 20 to 50 percent of the voting rights ("nonconsolidated affiliates"), are included in other assets and valued at the appropriate share of equity plus loans and advances.

     CASH FLOWS -- Certificates and other time deposits are treated as cash equivalents.

     METHODS OF RECORDING EARNED INCOME -- Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent.

     Financing lease income, which includes residual values and investment tax credits, is recorded on the interest method so as to produce a level yield on funds not yet recovered. Unguaranteed residual values are based primarily on periodic independent appraisals of the values of leased assets remaining at expiration of the lease terms. Operating lease income is recognized on a straight-line basis over the terms of the underlying leases.

     Origination, commitment and other nonrefundable fees related to fundings are deferred and recorded in earned income on the interest method. Commitment fees related to loans not expected to be funded and line-of-credit fees are deferred and recorded in earned income on a straight-line basis over the period to which the fees relate. Syndication fees are recorded in earned income at the time the related services are performed unless significant contingencies exist.

     Premiums on short duration insurance contracts are reported as earned income over the terms of the related reinsurance treaties or insurance policies. In general, earned premiums are calculated on a pro-rata basis or are determined based on reports received from reinsureds. Premium adjustments under retrospectively rated assumed reinsurance contracts are recorded based on estimated losses and loss expenses, including both case and incurred-but-not-reported reserves. Premiums on long-duration insurance products are recognized as earned when due. Premiums received under annuity contracts are not reported as revenues but as annuity benefits -- a liability -- and are adjusted according to the terms of the respective policies.

     ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES AND INVESTMENTS -- The Corporation maintains an allowance for losses on financing receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolio. For small-balance receivables, the allowance for losses is determined principally on the basis of actual experience during the preceding three years. Further allowances are also provided to reflect management's judgment of additional loss potential. For other financing receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known troubled accounts.

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

     When collateral is repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value, transferred to other assets and subsequently carried at the lower of cost or estimated current fair value. This accounting has been employed principally for specialized financing transactions.

     INVESTMENT SECURITIES -- The Corporation has designated its investments in debt securities and marketable equity securities as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in equity, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings.

     EQUIPMENT ON OPERATING LEASES -- Equipment is amortized, principally on a straight-line basis, to estimated net salvage value over the lease term or the estimated economic life of the equipment.

     BUILDINGS AND EQUIPMENT -- Depreciation is recorded on a sum-of-the-years' digits basis or a straight-line basis over the lives of the assets.

     GOODWILL -- Goodwill is amortized on a straight-line basis over periods not exceeding 30 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

     DEFERRED INSURANCE ACQUISITION COSTS -- For the property and casualty businesses, deferred insurance acquisition costs are amortized pro-rata over the contract periods in which the related premiums are earned. For the life insurance business, these costs are amortized over the premium-paying periods of the contracts in proportion either to anticipated premium income or to gross profit, as appropriate. For certain annuity contracts, such costs are amortized on the basis of anticipated gross profits. For other lines of business, acquisition costs are amortized over the life of the related insurance contracts. Deferred insurance acquisition costs are reviewed for recoverability; for short-duration contracts, anticipated investment income is considered in making recoverability evaluations.

     INSURANCE LIABILITIES AND RESERVES -- The estimated liability for insurance losses and loss expenses consists of both case and incurred-but-not-reported reserves. Where experience is not sufficient, industry averages are used. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are deducted from outstanding losses.

     The liability for future policyholder benefits of the life insurance affiliates has been computed mainly by a net-level-premium method based on assumptions for investment yields, mortality and terminations that were appropriate at date of purchase or at the time the policies were developed, including provisions for adverse deviations.

     INTEREST RATE AND CURRENCY RISK MANAGEMENT -- As a matter of policy, the Corporation does not engage in derivatives trading or market-making activities. Rather, the principal derivative financial instruments used by the Corporation are interest and currency swaps used in connection with borrowing activities. Such swaps are accounted for on an accrual basis and included in interest expense. Other derivatives, including forwards, futures and options, are principally hedges of identified assets, liabilities or functional currency equity positions. The cost or revenue from such instruments is recognized in income or equity in a manner consistent with the accounting for the instrument being hedged. If, however, an instrument is designated but is ineffective as a hedge, the instrument is marked to market and recognized in operations immediately.

NOTE 2.  INVESTMENT SECURITIES

A summary of investment securities follows.

                                                                        GROSS        GROSS      ESTIMATED
                                                          AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                     (In millions)                          COST        GAINS        LOSSES       VALUE
                                                          ---------   ----------   ----------   ---------
DECEMBER 31, 1994
Corporate and other.....................................   $10,428       $  3       $   (755)    $ 9,676
Mortgage-backed.........................................     4,448         81           (188)      4,341
State and municipal.....................................     3,440         37           (166)      3,311
Equity..................................................     2,917        156            (91)      2,982
Non-U.S.................................................     1,084          8            (22)      1,070
U.S. government and federal agency......................       994         --           (166)        828
                                                          ---------   ----------   ----------   ---------
                                                           $23,311       $285       $ (1,388)    $22,208
                                                          ========    ========      ========     =======
DECEMBER 31, 1993
Corporate and other.....................................   $ 9,345       $ 92       $    (49)    $ 9,388
Mortgage-backed.........................................     2,487         31            (11)      2,507
State and municipal.....................................     4,646        396             (5)      5,037
Equity..................................................       977        299            (43)      1,233
Non-U.S.................................................     1,145         53            (10)      1,188
U.S. government and federal agency......................     1,217         14             (7)      1,224
                                                          ---------   ----------   ----------   ---------
                                                           $19,817       $885       $   (125)    $20,577
                                                          ========    ========      ========     =======

     Contractual maturities of debt securities at December 31, 1994, other than mortgage-backed securities, are shown below.

                                                                                     ESTIMATED
                                                                       AMORTIZED       FAIR
                              (In millions)                              COST          VALUE
                                                                       ---------     ---------
    Due in:
      1995...........................................................   $ 1,179       $ 1,182
      1996 - 1999....................................................     4,764         4,573
      2000 - 2004....................................................     4,174         3,874
      2005 and later.................................................     5,829         5,256

     It is expected that actual maturities will differ from contractual maturities because some borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties. Proceeds from the sales of investment securities in 1994, 1993 and 1992 were $3,100 million, $4,922 million and $1,249 million, respectively; gross realized gains were $143 million, $129 million and $60 million, respectively; and gross realized losses were $68 million, $31 million and $1 million, respectively.

NOTE 3.  FINANCING RECEIVABLES

Financing receivables at December 31, 1994 and 1993 by industry segment are shown below.

                               (In millions)                                  1994        1993
                                                                             -------     -------
Time sales and loans:
     Consumer services.....................................................  $25,906     $18,770
     Specialized financing.................................................   17,988      17,028
     Mid-market financing..................................................    5,916       4,693
     Equipment management..................................................    1,516       1,331
                                                                             -------     -------
                                                                              51,326      41,822
     Deferred income.......................................................   (1,305)     (1,074)
                                                                             -------     -------
     Time sales and loans -- net of deferred income........................   50,021      40,748
                                                                             -------     -------

Investment in financing leases:
     Direct financing leases...............................................   25,916      22,063
     Leveraged leases......................................................    2,482       2,867
                                                                             -------     -------
     Investment in financing leases........................................   28,398      24,930
                                                                             -------     -------
Total financing receivables................................................  $78,419     $65,678
                                                                             =======     =======

     Time sales and loans represent transactions with customers in a variety of forms, including time sales, revolving charge and credit arrangements, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans acquired on a discount basis carried at gross book value, which includes finance charges. At year-end 1994 and 1993, specialized financing and consumer services loans included $13,282 million and $11,887 million, respectively, for commercial real estate loans. Note 5 contains information on commercial airline loans and leases.

     At December 31, 1994, contractual maturities for time sales and loans were $20,147 million in 1995, $7,466 million in 1996, $5,708 million in 1997, $4,047 million in 1998, $4,115 million in 1999 and $9,843 million thereafter. Experience of the Corporation has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the contractual maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

     Financing leases consist of direct financing and leveraged leases of aircraft, railroad rolling stock, automobiles and other transportation equipment, data processing equipment, medical equipment, and other manufacturing, power generation, mining and commercial equipment and facilities.

     As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, the Corporation is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. The Corporation is also generally entitled to any residual value of leased assets and to any investment tax credit on leased equipment.

     Investments in direct financing and leveraged leases represent unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. Because the Corporation has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases, such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The Corporation's share of rentals receivable on leveraged leases is subordinate to the share of the other participants who also have security interests in the leased equipment.

     The Corporation's investment in financing leases at December 31, 1994 and 1993 is shown below.

                                              DIRECT                                      TOTAL
                                         FINANCING LEASES     LEVERAGED LEASES      FINANCING LEASES
                                        ------------------   -------------------   -------------------
(In millions)                             1994      1993       1994       1993       1994       1993
                                        --------  --------   --------   --------   --------   --------
Total minimum lease payments
  receivable........................... $30,338   $26,584    $ 9,630    $11,496    $39,968    $38,080
Less principal and interest on
  third-party nonrecourse debt.........      --        --     (7,103 )   (8,398 )   (7,103 )   (8,398 )
                                        --------  --------   --------   --------   --------   --------
     Net rentals receivable............  30,338    26,584      2,527      3,098     32,865     29,682
Estimated unguaranteed residual value
  of leased assets.....................   3,767     3,323      1,122      1,167      4,889      4,490
Less deferred income(a)................  (8,189 )  (7,844 )   (1,167 )   (1,398 )   (9,356 )   (9,242 )
                                        --------  --------   --------   --------   --------   --------
Investment in financing leases.........  25,916    22,063      2,482      2,867     28,398     24,930
Less: Allowance for losses.............    (471 )    (464 )      (99 )      (74 )     (570 )     (538 )
      Deferred taxes arising from
        financing leases...............  (2,470 )  (2,157 )   (2,605 )   (2,760 )   (5,075 )   (4,917 )
                                        --------  --------   --------   --------   --------   --------
Net investment in financing leases..... $22,975   $19,442    $  (222 )  $    33    $22,753    $19,475
                                        ========  ========   ========   ========   ========   ========

------------
(a) Total financing lease deferred income is net of deferred initial direct costs of $93 million and $83 million for 1994 and 1993, respectively.

     At December 31, 1994, contractual maturities for finance lease rentals receivable were $7,409 million in 1995, $6,235 million in 1996, $5,148 million in 1997, $3,050 million in 1998, $2,096 million in 1999, and $8,927 million thereafter. As with time sales and loans, experience has shown that a portion of receivables will be paid prior to contractual maturity and these amounts should not be regarded as forecasts of future cash flows.

     In connection with the sales of financing receivables with recourse, the Corporation received proceeds of $1,239 million in 1994, $1,105 million in 1993 and $1,097 million in 1992. The Corporation's exposure under such recourse provisions is included in "other financial guaranties" in Note 20.

     Nonearning consumer time sales and loans, primarily private-label credit card receivables, amounted to $422 million and $391 million at December 31, 1994 and 1993, respectively. A majority of these receivables was subject to various loss-sharing arrangements that provide full or partial recourse to the originating private-label entity. Nonearning and reduced earning receivables other than consumer time sales and loans were $346 million and $509 million at year-end 1994 and 1993, respectively. Earnings of $4 million and $11 million realized in 1994 and 1993, respectively, were $27 million and $41 million lower than would have been reported had these receivables earned income in accordance with their original terms.

NOTE 4.  ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

The allowance for losses on financing receivables represented 2.63% of total financing receivables at both year-ends 1994 and 1993. The table below shows the activity in the allowance for losses on financing receivables during each of the past three years.

     (In millions)                                           1994         1993         1992
                                                            ------       ------       -------
     Balance at January 1...............................    $1,730       $1,607       $ 1,508
     Provisions charged to operations...................       873          987         1,056
     Net transfers related to companies acquired or
       sold.............................................       199          126            52
     Amounts written off -- net.........................      (740)        (990)       (1,009)
                                                            ------       ------       -------
     Balance at December 31.............................    $2,062       $1,730       $ 1,607
                                                            ======       ======       =======

     Amounts written off in 1994 were approximately 0.91% of average gross financing receivables outstanding during the year, compared with 1.46% and 1.58% of average gross financing receivables outstanding during 1993 and 1992, respectively.

NOTE 5.  EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 1994 and 1993 are shown in the following table.

                               (In millions)                              1994        1993
                                                                         -------     -------
    Original Cost
      Aircraft.........................................................  $ 4,593     $ 3,677
      Vehicles.........................................................    4,542       3,568
      Marine shipping containers.......................................    3,333       2,985
      Railroad rolling stock...........................................    1,605       1,498
      Other............................................................    2,807       2,160
                                                                         -------     -------
                                                                          16,880      13,888
    Accumulated amortization...........................................   (4,029)     (3,238)
                                                                         -------     -------
                                                                         $12,851     $10,650
                                                                         =======     =======

     Amortization of equipment on operating leases was $1,435 million in 1994, $1,395 million in 1993 and $1,133 million in 1992. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1994 totaled $7,324 million and were due $2,305 million in 1995, $1,627 million in 1996, $1,015 million in 1997, $662 million in 1998, $476 million in 1999, and $1,239 million thereafter.

     The Corporation acts as a lender and lessor to the commercial airline industry. At December 31, 1994 and 1993, the aggregate amount of such loans, leases and equipment leased to others was $7,571 million and $6,776 million, respectively. In addition, the Corporation had issued financial guaranties and funding commitments of $506 million at December 31, 1994 ($450 million at year-end 1993) and had conditional commitments to purchase aircraft at a cost of $81 million ($865 million at year-end 1993). Included in the Corporation's equipment leased to others at year-end 1994 is $226 million of commercial aircraft off-lease ($244 million in 1993).

NOTE 6.  BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, data processing equipment, vehicles, furniture and office equipment. Depreciation expense was $222 million for 1994, $192 million for 1993 and $164 million for 1992.

NOTE 7.  OTHER ASSETS

Other assets at December 31, 1994 and 1993 are shown in the table below.

                               (In millions)                              1994        1993
                                                                         -------     -------
    Assets acquired for resale.........................................  $ 3,867     $ 8,141
    Goodwill...........................................................    2,171       1,537
    Investments in and advances to nonconsolidated affiliates..........    2,098       1,574
    Real estate ventures...............................................    1,400       1,374
    Mortgage servicing rights..........................................    1,351         832
    Other intangibles..................................................    1,003         805
    Miscellaneous investments..........................................      628         672
    Deferred insurance acquisition costs...............................      471         847
    Foreclosed real estate properties..................................      108         213
    Other..............................................................    1,037         764
                                                                         -------     -------
                                                                         $14,134     $16,759
                                                                         =======     =======

     Goodwill, mortgage servicing rights, and other intangibles are shown net of accumulated amortization of $672 million at December 31, 1994 and $490 million at December 31, 1993.

     Investments in and advances to nonconsolidated affiliates included advances of $949 million and $688 million at December 31, 1994 and 1993, respectively. Assets acquired for resale declined $4.3 billion during 1994 primarily due to sales of mortgages associated with the mortgage servicing business.

NOTE 8.  NOTES PAYABLE

Notes payable at December 31, 1994 totaled $88,891 million, consisting of $88,194 million of senior debt and $697 million of subordinated debt. The composite interest rate for the Corporation's finance activities during 1994 was 5.47% compared with 4.97% for 1993 and 5.84% for 1992. Total short-term notes payable at December 31, 1994 and 1993 consisted of the following.

                               (In millions)                              1994        1993
                                                                         -------     -------
    Commercial paper...................................................  $41,217     $43,958
    Current portion of long-term debt..................................    9,695       6,421
    Notes with trust departments of banks..............................    1,774       1,882
    Bank borrowings....................................................      975         197
    Other..............................................................      918         445
                                                                         -------     -------
                                                                         $54,579     $52,903
                                                                         =======     =======

     The average daily balance of short-term debt, excluding the current portion of long-term debt, was $43,444 million in 1994 compared with $41,450 million in 1993 and $38,319 million in 1992. The maximum balances of such debt during each of the past three years were $54,579 million on December 31, 1994, $52,903 million on December 31, 1993 and $48,492 million on December 31, 1992. The average short-term interest rate, including the effects of associated interest rate and currency swaps discussed below and excluding the current portion of long-term debt, for the year 1994 was 4.54%, representing short-term interest expense divided by the average daily balance, compared with 3.27% for 1993 and 3.91% for 1992. On December 31, 1994 and 1993, average interest rates were 2.46% and 3.25%, respectively, for bank borrowings, 5.90% and 3.39%, respectively, for commercial paper and 5.66% and 3.10%, respectively, for notes with trust departments of banks.

     Outstanding balances in notes payable after one year at December 31, 1994 and 1993 were as follows.

                                                     WEIGHTED
                                                     AVERAGE
                                                     INTEREST
               (Dollars in millions)                 RATE(A)      MATURITIES      1994        1993
                                                     --------     -----------    -------     -------
Senior notes
     Notes(b)(c)...................................     6.41%     1996-2054      $31,332     $22,028
     Reset or remarketed notes(d)..................     8.25      2007-2018        1,025       1,500
     Zero coupon/deep discount notes...............    13.58      1996-2001          936       1,407
     Floating rate notes...........................       (e)     1996-2053          521         521
     Less unamortized discount/premium.............                                 (199)       (344)
                                                                                 -------     -------
          Total senior notes.......................                               33,615      25,112
                                                                                 -------     -------
Subordinated notes(f)..............................     8.04      2006-2012          697         697
                                                                                 -------     -------
                                                                                 $34,312     $25,809
                                                                                 =======     =======

---------------
(a) Includes the effects of associated interest rate and currency swaps.

(b) At December 31, 1994 and 1993, the Corporation had agreed with others to exchange currencies and related interest payments on principal amounts equivalent to U.S. $12,183 million and $8,101 million, respectively. At December 31, 1994 and 1993, the Corporation had also entered into interest rate swaps with others relating to interest on $22,529 million and $11,624 million, respectively.

(c) At December 31, 1993, counterparties held options under which the Corporation could be caused to execute interest rate swaps associated with interest payments on $500 million.

(d) Interest rates are reset at the end of the initial and each subsequent interest period. At each rate-reset date, the Corporation may redeem notes in whole or in part at its option. Current interest periods range from May 1996 to March 1997.

(e) The rate of interest payable on each note is a variable rate based on the commercial paper rate each month. Interest is payable either monthly or semiannually at the option of the Corporation.

(f) Guaranteed by GE Company.

     At December 31, 1994, long-term borrowing maturities, including the current portion of long-term debt, were $9,695 million in 1995, $10,394 million in 1996, $6,556 million in 1997, $4,507 million in 1998, and $3,417 million in 1999.

     At December 31, 1994 the Corporation had committed lines of credit aggregating $20.8 billion with 131 banks, including $7.0 billion of revolving credit agreements with 69 banks pursuant to which the Corporation has the right to borrow funds for periods exceeding one year. A total of $2.6 billion of these lines were also available for use by GE Capital Services. In addition, at December 31, 1994, approximately $109 million of committed lines of credit were directly available to a foreign affiliate of the Corporation. Also, at December 31, 1994, substantially all of the approximately $3.1 billion of GE Company's credit lines were available for use by the Corporation or GE Capital Services. During 1994, GE Capital, GE Capital Services and GE Company did not borrow under any of these credit lines. The Corporation compensates banks for credit facilities in the form of fees which were immaterial for the past three years.

     Interest rate and currency swaps are employed to achieve the lowest cost of funding for a particular funding strategy. Optimizing funding costs is central to maintaining satisfactory financing spreads (the difference between the yield on financial assets and borrowing costs). The Corporation enters into interest rate swaps and currency swaps (including non-U.S. currency and cross-currency swaps) to modify interest rates and/or currencies of specific debt instruments. For example, to fund U.S. operations, GE Capital may issue fixed-rate debt denominated in a currency other than the U.S. dollar and simultaneously enter into a currency swap to create synthetic fixed-rate U.S. dollar debt with a lower yield than could be achieved directly. Virtually all interest rate and currency swaps have been designated as modifying interest rates and/or currencies associated with specific debt instruments. All other swaps, forward contracts and other derivatives have been designated as hedges of non-U.S. dollar monetary assets or net investments (see Note 20). The debt-associated swaps allow the Corporation to lower its cost of funds by substituting credit risk for interest rate and currency risks. Since the Corporation's principal use of swaps is to optimize funding costs, changes in interest rates and exchange rates underlying swaps would not be expected to have a material impact on the Corporation's financial position or results of operations. The Corporation conducts almost all activities with these instruments in the over-the-counter markets. The Corporation does not engage in derivatives trading or market-making activities.

     Each party in a swap transaction relies on its counterparties to make contractual payments. Given the ways in which the Corporation uses swaps, associated market risk is meaningful only as it relates to how changes in the market value affect credit exposure to individual swap counterparties. To manage counterparty credit exposure, substantially all transactions are executed centrally by the Corporation's Treasury Department, which maintains controls on all exposures, adheres to stringent counterparty credit standards and actively monitors marketplace exposures. All swap activities are carried out within the following credit policy constraints:

     - At inception, counterparties must be rated, at a minimum, Aa3 (Moody's) or AA- (S&P) for swaps of five years or less and Aaa/AAA for swaps in excess of five years.

     - Credit exposure is limited to a market value of $50 million for counterparties rated Aa2/AA and $75 million for those rated Aaa/AAA.

     - All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-. The total exposure to market value changes related to credit risk on swaps at December 31, 1994 was $257 million. The Corporation does not anticipate any loss on this exposure.

NOTE 9.  INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits represent policyholders' benefits, unearned premiums and provisions for policy losses and benefits relating to insurance and annuity businesses. The related balances at December 31, 1994 and 1993 are as follows:

    (In millions)                                                         1994        1993
                                                                         -------     -------
    Annuity benefits...................................................  $12,194     $ 8,894
    Other policyholder benefits........................................    3,778       5,259
    Property and casualty reserves.....................................      163         440
    Financial and mortgage guaranty reserves...........................      715         607
    Unearned premiums..................................................    1,743       1,385
                                                                         -------     -------
                                                                         $18,593     $16,585
                                                                         =======     =======

     The liability for future policy benefits of the life insurance affiliates, included in other policyholder benefits above, has been computed using average yields of 4.0% to 9.1% in 1994 and 6.2% to 10.1% in 1993.

     Activity in the liability for unpaid claims and claims adjustment expenses is summarized as follows for the past three years:

(In millions)                                                          1994       1993      1992
                                                                      ------     ------     -----
Balance at January 1 -- gross.......................................  $1,047     $  928     $ 707
Less reinsurance recoverables.......................................     (95)       (74)      (57)
                                                                      ------     ------     -----
Balance at January 1 -- net.........................................     952        854       650
Claims and adjustment expenses incurred
  Current year......................................................     600        434       451
  Prior years.......................................................     253        117        29
Claims and adjustment expenses paid
  Current year......................................................    (189)      (108)     (129)
  Prior years.......................................................    (481)      (333)     (219)
Reserves transferred to ERC.........................................    (291)        --        --
Other...............................................................      17        (12)       72
                                                                      ------     ------     -----
Balance at December 31 -- net.......................................     861        952       854
Add reinsurance recoverables........................................     138         95        74
                                                                      ------     ------     -----
Balance at December 31 -- gross.....................................  $  999     $1,047     $ 928
                                                                      ======     ======     =====

     In December 1994, two insurance affiliates were transferred to Employers Reinsurance Corporation (ERC), another wholly-owned affiliate of GE Capital Services.

     Financial guaranties of insurance affiliates as of December 31, 1994 and 1993 are summarized below.

                              (In millions)                          1994         1993
                                                                   --------     --------
        Guaranties, principally on municipal bonds and structured
          finance issues.........................................  $106,726     $101,352
        Reinsurance on bonds/finance issues......................   (18,954)     (17,287)
        Mortgage insurance risk in force (GE Capital Mortgage
          Insurance).............................................    31,463       27,022
        Other....................................................        44           --
                                                                   --------     --------
                                                                   $119,279     $111,087
                                                                   ========     ========

     The Corporation's Specialty Insurance businesses cede reinsurance on both a pro-rata and an excess basis. When the Corporation cedes business to third parties, it is not relieved of its primary obligation to policyholders and reinsureds. Consequently, the Corporation establishes allowances for amounts deemed uncollectible due to the failure of reinsurers to honor their obligations. The Corporation monitors both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers. The maximum amount of individual life insurance retained on any one life is $450,000.

     The effects of reinsurance on premiums written and earned were as follows for the past three years:

                                            WRITTEN PREMIUMS                 EARNED PREMIUMS
                                      ----------------------------     ---------------------------
             (In millions)             1994       1993       1992       1994       1993      1992
                                      ------     ------     ------     ------     ------     -----
    Direct..........................  $1,422     $1,312     $1,051     $1,401     $1,161     $ 888
    Assumed.........................     108        266        221        106        268       222
    Ceded...........................    (151)      (125)      (142)      (133)      (125)     (142)
                                      ------     ------     ------     ------     ------     -----
    Net Premiums....................  $1,379     $1,453     $1,130     $1,374     $1,304     $ 968
                                      ======     ======     ======     ======     ======     =====

     Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $40 million, $163 million and $169 million for the periods ended December 31, 1994, 1993 and 1992, respectively.

NOTE 10.  MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes 2,400 shares of $.01 par value variable cumulative preferred stock issued in 1994 by a subsidiary with a liquidation preference value of $240 million. Dividend rates ranged from 2.8% to 4.7%.

NOTE 11.  EQUITY

All common stock is owned by GE Capital Services, all of the common stock of which is in turn wholly owned by GE Company. In 1993, GE Capital Services contributed the minority interest in Financial Insurance Group to the Corporation. In 1992, GE Company contributed to GE Capital Services the assets of GE Computer Services. GE Capital Services in turn contributed the assets of GE Computer Services to the Corporation. These contributions were reflected as additions to the Corporation's additional paid-in capital of $25 million and $134 million in 1993 and 1992, respectively. Dividends paid on the common stock were $575 million in 1994, $460 million in 1993 and $300 million in 1992.

     On December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result of adopting this Statement, changes in the fair value of investment securities are reflected, net of tax, in equity. At December 31, 1994, unrealized losses on investment securities amounted to $655 million, a reduction in equity of $1,140 million from year-end 1993. The decrease was primarily attributable to the effect of increases in market interest rates on the fair value of the securities.

     Dividend rates on the Corporation's variable cumulative preferred stock ranged from 2.3% to 4.9% during 1994, 2.3% to 2.8% during 1993. Dividends paid on such variable cumulative preferred stock were $30 million in 1994, $22 million in 1993 and $26 million in 1992.

NOTE 12.  EARNED INCOME

Time sales, loan and investment and other income includes the Corporation's share of earnings from equity investees of approximately $169 million, $106 million and $72 million for 1994, 1993 and 1992, respectively.

     Included in earned income from financing leases for 1994, 1993 and 1992 were gains on the sale of equipment at lease completion or early termination of $180 million, $145 million and $126 million, respectively.

NOTE 13.  INTEREST EXPENSE

Interest expense reported in the Statement of Current and Retained Earnings in 1994, 1993 and 1992 is net of interest income on temporary investments of excess funds of $41 million, $38 million and $42 million, respectively, and net of capitalized interest of $9 million, $5 million and $6 million, respectively.

     For purposes of computing the ratio of earnings to fixed charges (the "ratio"), earnings consist of net earnings adjusted for the provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals. The ratio was 1.63 for 1994, compared with 1.62 for 1993 and 1.44 for 1992.

NOTE 14.  OPERATING AND ADMINISTRATIVE EXPENSES

Employees and retirees of the Corporation and its affiliates are covered under a number of pension, health and life insurance plans. The principal pension plan is the GE Company pension plan, a defined benefit plan, while employees of certain affiliates are covered under separate plans. The Corporation provides health and life insurance benefits to certain of its retired employees, principally through GE Company's benefit program. The annual cost to the Corporation of providing these benefits is not material.

     GE Company adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, in the second quarter of 1993. The Corporation adopted this standard in conjunction with its parent. This Statement requires that employers expense the costs of postemployment benefits (as distinct from postretirement pension, medical and life insurance benefits) over the working lives of their employees. This change principally affects the Corporation's accounting for severance benefits, which previously were expensed when the severance event occurred. The net transition obligation related to the Corporation's employees covered under GE Company postemployment benefit plans is not separately determinable from the GE Company plans as a whole; accordingly, there is no financial statement impact on the Corporation. The net transition obligation for employees covered under separate plans is not material.

     Rental expense relating to equipment the Corporation leases from others for the purposes of subleasing was $262 million in 1994, $239 million in 1993 and $151 million in 1992. Other rental expense was $198 million in 1994, $174 million in 1993 and $121 million in 1992, principally for the rental of office space and data processing equipment. Minimum future rental commitments under noncancelable leases at December 31, 1994, were $396 million in 1995, $365 million in 1996, $338 million in 1997, $319 million in 1998, $296 million in 1999 and $1,677 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

     Amortization of deferred acquisition costs charged to operations in 1994, 1993 and 1992 was $355 million, $330 million and $211 million, respectively.

NOTE 15.  INCOME TAXES

The provision for income tax is summarized in the following table.

                             (In millions)                            1994     1993     1992
                                                                      ----     ----     ----
    Estimated taxes payable.........................................  $462     $175     $291
    Effect of temporary differences.................................   448      496      129
    Investment tax credit amortized.................................   (14)      (7)      (5)
                                                                      ----     ----     ----
                                                                      $896..   $664     $415
                                                                      ====     ====     ====

     GE Company files a consolidated U.S. federal income tax return which includes GE Capital. The provisions for estimated taxes payable include the effect of the Corporation and its affiliates on the consolidated return.

     A reconciliation of the Corporation's actual income tax rate to the U.S. federal statutory rate follows.

                                                                        1994     1993     1992
                                                                        ----     ----     ----
    U.S. federal statutory income tax rate............................  35.0%    35.0%    34.0%
    Increase (reduction) in rate resulting from:
      Rate increase -- deferred taxes.................................    --      5.6       --
      State and local taxes...........................................   1.7      0.8      0.7
      Tax-exempt income...............................................  (4.4)    (5.0)    (6.1)
      Change in tax-rate assumptions for leveraged leases.............  (1.0)    (1.6)    (2.6)
      Other -- net....................................................   0.5     (3.8)    (1.1)
                                                                        ----     ----     ----
    Actual income tax rate............................................  31.8%    31.0%    24.9%
                                                                        ====     ====     ====

     The tax effects of principal temporary differences follow.

                               (In millions)                              1994        1993
                                                                         -------     -------
    Assets
      Provision for losses.............................................  $  (862)    $  (825)
      Net unrealized losses on investment securities...................     (382)         --
      Insurance reserves...............................................     (121)        (69)
      Other............................................................     (961)       (817)
                                                                         -------     -------
    Total deferred tax assets..........................................   (2,326)     (1,711)
                                                                         -------     -------
    Liabilities
      Financing leases.................................................    5,075       4,917
      Operating leases.................................................    1,233         966
      Tax transfer leases..............................................      338         340
      Net unrealized gains on investment securities....................       --         261
      Other............................................................      947         857
                                                                         -------     -------
    Total deferred tax liabilities.....................................    7,593       7,341
                                                                         -------     -------
    Net deferred tax liability.........................................  $ 5,267     $ 5,630
                                                                         =======     =======

NOTE 16.  INDUSTRY SEGMENT DATA

Industry segment operating data and identifiable assets are shown below.

                         (In millions)                         1994         1993        1992
                                                             --------     --------     -------
    Earned Income:
      Consumer Services....................................  $  5,508     $  4,061     $ 3,342
      Equipment Management.................................     5,186        4,323       3,387
      Specialized Financing................................     2,638        2,543       2,532
      Specialty Insurance..................................     1,976        2,002       1,663
      Mid-Market Financing.................................     1,575        1,472       1,283
                                                             --------     --------     -------
                                                               16,883       14,401      12,207
      Corporate............................................        40           43          43
                                                             --------     --------     -------
    Total earned income....................................  $ 16,923     $ 14,444     $12,250
                                                             ========     ========     =======
    Segment operating profit:
      Consumer Services....................................  $  1,067     $    709     $   609
      Equipment Management.................................       624          246         488
      Specialized Financing................................       513          366          35
      Specialty Insurance..................................       188          422         302
      Mid-Market Financing.................................       435          406         234
                                                             --------     --------     -------
    Total segment operating profit.........................     2,827        2,149       1,668
      Corporate............................................       (13)          (7)         (2)
                                                             --------     --------     -------
    Earnings before taxes..................................     2,814        2,142       1,666
    Provision for income taxes.............................       896          664         415
                                                             --------     --------     -------
    Net earnings...........................................  $  1,918     $  1,478     $ 1,251
                                                             ========     ========     =======
    Identifiable assets at December 31:
      Consumer Services....................................  $ 54,171     $ 45,772     $24,445
      Equipment Management.................................    23,197       20,145      17,876
      Specialized Financing................................    28,149       27,069      27,645
      Specialty Insurance..................................     6,637        9,579       7,418
      Mid-Market Financing.................................    16,367       14,022      12,369
      Corporate............................................     2,383        1,352       2,879
                                                             --------     --------     -------
    Total assets...........................................  $130,904     $117,939     $92,632
                                                             ========     ========     =======

NOTE 17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows:

                                                                             THREE MONTHS ENDED
                                             -----------------------------------------------------------------------------------
                                                   MARCH                 JUNE                SEPTEMBER             DECEMBER
                                             -----------------     -----------------     -----------------     -----------------
               (In millions)                  1994       1993       1994       1993       1994       1993       1994       1993
                                             ------     ------     ------     ------     ------     ------     ------     ------
Earned income..............................  $3,808     $3,131     $3,982     $3,354     $4,306     $3,668     $4,827     $4,291
Expenses:
  Interest.................................     985        779      1,056        865      1,098        871      1,275        946
  Operating and administrative.............   1,265      1,048      1,312      1,078      1,222      1,104      1,550      1,664
  Insurance losses and policyholder and
    annuity benefits.......................     351        169        292        272        575        381        489        437
  Provision for losses on financing
    receivables............................     170        255        251        292        186        200        266        240
Depreciation and amortization of buildings
  and equipment and equipment on operating
  leases...................................     384        340        382        364        425        375        466        508
Minority interest in net earnings of
  consolidated affiliates..................      18         15         43         20         18         48         30         31
                                             ------     ------     ------     ------     ------     ------     ------     ------
Earnings before income taxes...............     635        525        646        463        782        689        751        465
Provision for income taxes.................     191        154        205        128        234        291        266         91
                                             ------     ------     ------     ------     ------     ------     ------     ------
Net earnings...............................  $  444     $  371     $  441     $  335     $  548     $  398     $  485     $  374
                                             ======     ======     ======     ======     ======     ======     ======     ======

NOTE 18.  RESTRICTED NET ASSETS OF AFFILIATES

Various state and foreign regulations require that the Corporation's investment in certain affiliates be maintained at specified minimum levels to provide additional protection for insurance customers, investment certificate holders and passbook savings depositors. At December 31, 1994 and 1993, such minimum investment levels approximated $3,438 million and $4,936 million, respectively.

NOTE 19.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash used in 1994, 1993 and 1992 included interest paid by the Corporation of $4,005 million, $3,298 million and $3,570 million, respectively, and income taxes paid by the Corporation of $340 million, $133 million and $42 million, respectively.

NOTE 20.  ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which the Corporation is a party. Apart from the Corporation's own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1994 or 1993. Moreover, the disclosed values are representative of fair values only as of the dates indicated. Assets that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such assets include cash and equivalents, investment securities, and other receivables.

     Values are estimated as follows.

TIME SALES AND LOANS. Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

INVESTMENTS IN AND ADVANCES TO ASSOCIATED COMPANIES. Based on market comparables, recent transactions or discounted future cash flows. These equity interests were generally acquired in connection with financing transactions and, for the purpose of this disclosure, fair values were estimated.

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

FINANCIAL GUARANTIES. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a market rate.

ALL OTHER INSTRUMENTS. Based on comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

     Information about financial instruments that were not carried at fair value at December 31, 1994 and 1993, is shown below.

                                                            1994                                        1993
                                          -----------------------------------------   -----------------------------------------
                                                                  ESTIMATED FAIR                              ESTIMATED FAIR
                                                     CARRYING          VALUE                     CARRYING          VALUE
                                          NOTIONAL    AMOUNT    -------------------   NOTIONAL    AMOUNT    -------------------
             (In millions)                 AMOUNT     (NET)       HIGH       LOW       AMOUNT     (NET)       HIGH       LOW
                                          --------   --------   --------   --------   --------   --------   --------   --------
Assets
  Time sales and loans..................  $    (c )  $48,529    $ 49,496   $ 48,840   $    (c )  $39,556    $ 41,182   $ 40,490
  Investments in and advances to
    associated companies................       (c )    2,098       2,561      2,381        (c )    1,574       2,320      2,156
  Other cash financial instruments......       (c )    2,148       2,320      2,218        (c )    6,538       6,750      6,597
Liabilities
  Borrowings and related instruments
    Borrowings(a)(b)....................       (c )  (91,399 )   (89,797)   (89,797)       (c )  (81,052 )   (82,184)   (82,184)
    Interest rate swaps.................   22,529         --         (20)       (24)   11,624         --        (278)      (278)
    Currency swaps......................   12,183         --          83         83     8,101         --         (32)       (32)
  Annuity benefits......................       (c )  (12,194 )   (11,826)   (11,826)       (c )   (8,894 )    (8,660)    (8,660)
  Financial guaranties of insurance
    affiliates(d).......................  119,279     (1,344 )      (269)      (348)  111,087     (1,312 )      (135)      (220)
Other financial guaranties..............    3,508        (44 )       (53)       (53)    3,647        (42 )       (64)       (66)
Mortgage-related positions
Mortgage purchase commitments...........      205         --          (2)        (2)    3,950         --         (41)       (41)
  Mortgage sale commitments.............    1,792         --           2          2     6,426         --          49         49
    Memo: mortgages held for sale(e)....       (c )    1,764       1,764      1,764        (c )    5,963       5,983      5,972
Other financial instruments
  Loan commitments......................   13,489         --         (71)      (125)   10,421        (18 )       (31)       (34)
  Foreign currency forwards and
    options.............................    3,106         --          12         12     1,637         --          (2)        (2)
  Other financial instruments...........      309         13          56         53     1,132          4          15         14

(a) See Note 8.

(b) Includes interest rate and currency swaps.

(c) Not applicable.

(d) See Note 9.

(e) Included in other cash financial instruments.

FOREIGN CURRENCY AND FOREIGN CURRENCY OPTIONS are employed by the Corporation to manage certain exposures to changes in currency exchange rates associated with net investments in foreign affiliates. However, net investments in foreign affiliates are managed principally by funding local currency denominated assets with debt denominated in those same currencies.

NOTE 21. GEOGRAPHIC SEGMENT INFORMATION

Geographic segment operating data and total assets are as follows:

                                                    EARNED INCOME                 OPERATING PROFIT
                                            -----------------------------     ------------------------
              (In millions)                   1994       1993      1992        1994     1993     1992
                                            --------   --------   -------     ------   ------   ------
United States.............................  $ 13,858   $ 12,419   $10,627     $2,260   $2,028   $1,524
Other areas of the world..................     3,065      2,025     1,623        554      114      142
                                            --------   --------   -------     ------   ------   ------
  Total...................................  $ 16,923   $ 14,444   $12,250     $2,814   $2,142   $1,666
                                            ========   ========   =======     ======   ======   ======

                                                    TOTAL ASSETS
                                            -----------------------------
              (In millions)                   1994       1993      1992
                                            --------   --------   -------
United States.............................  $114,314   $108,228   $84,928
Other areas of the world..................    16,590      9,711     7,704
                                            --------   --------   -------
  Total...................................  $130,904   $117,939   $92,632
                                            ========   ========   =======

     U.S. amounts were derived from the Corporation's operations located in the U.S.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    Omitted

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.    FINANCIAL STATEMENTS
          Included in Part II of this report:
          Independent Auditors' Report
          Statement of Current and Retained Earnings for each of the years in the three-year period ended December 31, 1994
          Statement of Financial Position at December 31, 1994 and 1993
          Statement of Cash Flows for each of the years in the three-year period ended December
               31, 1994
          Notes to Consolidated Financial Statements
          Incorporated by reference:
          The consolidated financial statements, of General Electric Company, set forth in the
               Annual Report on Form 10-K of General Electric Company for the year ended
               December 31, 1994 (pages F-1 through F-41) and Exhibit 12 (Ratio of Earnings to
               Fixed Charges) of General Electric Company.
(a) 2.    FINANCIAL STATEMENT SCHEDULES
          I.  Condensed financial information of registrant.
          All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.
(a) 3.    EXHIBIT INDEX
          The exhibits listed below, as part of Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K of the Securities and Exchange
          Commission.

       EXHIBIT
       NUMBER                                        DESCRIPTION
--------------------- --------------------------------------------------------------------------
           3(i)       A complete copy of the Organization Certificate of the Corporation as last amended on December 6, 1990 and currently in effect. (Incorporated by reference to Exhibit 3(i) of the Corporation's Form 10-K Report for the
                        year ended December 31, 1993.)
           3(ii)      A complete copy of the By-Laws of the Corporation as last amended on June
                        30, 1994 and currently in effect.
           4(iii)     Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.
           12(a)      Computation of ratio of earnings to fixed charges.
           12(b)      Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
           23(ii)     Consent of KPMG Peat Marwick LLP.
           24         Power of Attorney.
           27         Financial Data Schedule (filed electronically herewith).
           99(a)      Income Maintenance Agreement dated March 28, 1991 between General Electric
                        Company and the Corporation. (Incorporated by reference to Exhibit 28(a)
                        of the Corporation's Form 10-K Report for the year ended December 31,
                        1992.)
           99(b)      The consolidated financial statements, of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for
                        the year ended December 31, 1994 (pages F-1 through F-41) and Exhibit 12
                        (Ratio of Earnings to Fixed Charges) of General Electric Company.

     (b) REPORTS ON FORM 8-K

        None.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      GENERAL ELECTRIC CAPITAL CORPORATION

                   CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                                DECEMBER 31,
                                                                            --------------------
                              (In millions)                                   1994        1993
                                                                            --------     -------
                                  ASSETS
Cash and equivalents......................................................  $    145     $    85
Investment securities.....................................................     3,097       1,959
Financing receivables:
     Time sales and loans.................................................    25,525      22,576
     Investment in financing leases.......................................    10,129       9,802
                                                                            --------     -------
                                                                              35,654      32,378
     Allowance for losses on financing receivables........................      (997)       (874)
                                                                            --------     -------
          Financing receivables -- net....................................    34,657      31,504
Investments in and advances to affiliates.................................    54,883      52,219
Equipment on operating leases (at cost), less accumulated amortization of
  $258 and $245...........................................................     1,897       1,106
Other assets..............................................................     5,597       5,138
                                                                            --------     -------
Total assets..............................................................  $100,276     $92,011
                                                                            ========     =======

                          LIABILITIES AND EQUITY
Notes payable:
  Due within one year.....................................................  $ 50,765     $51,265
  Long-term (including notes payable to affiliates of $914 and $971)......    31,769      24,145
Other liabilities.........................................................     4,898       4,254
Deferred income taxes.....................................................     2,304       1,977
                                                                            --------     -------
          Total liabilities...............................................    89,736      81,641
                                                                            --------     -------
Capital stock.............................................................       769         769
Additional paid-in capital................................................     2,172       2,172
Retained earnings.........................................................     8,321       7,008
Unrealized gains (losses) on investment securities........................      (655)        485
Foreign currency translation adjustments..................................       (67)        (64)
                                                                            --------     -------
          Total equity....................................................    10,540      10,370
                                                                            --------     -------
Total liabilities and equity..............................................  $100,276     $92,011
                                                                            ========     =======

See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                      GENERAL ELECTRIC CAPITAL CORPORATION

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                                                        YEARS ENDED DECEMBER 31,
                                                                      ----------------------------
                           (In millions)                               1994       1993       1992
                                                                      ------     ------     ------
Earned income.......................................................  $3,942     $3,782     $4,012
                                                                      ------     ------     ------
Expenses:
     Interest.......................................................   2,597      1,925      2,219
     Operating and administrative...................................   1,113      1,340      1,592
     Provision for losses on financing receivables..................     397        382        443
     Depreciation and amortization..................................     157        209        183
                                                                      ------     ------     ------
                                                                       4,264      3,856      4,437
                                                                      ------     ------     ------
Loss before income taxes and equity in earnings of affiliates.......    (322)       (74)      (425)
Income tax (provision) benefit......................................      54        (72)       205
Equity in earnings of affiliates....................................   2,186      1,624      1,471
                                                                      ------     ------     ------
Net earnings........................................................   1,918      1,478      1,251
Dividends paid......................................................    (605)      (482)      (326)
Retained earnings at January 1......................................   7,008      6,012      5,087
                                                                      ------     ------     ------
Retained earnings at December 31....................................  $8,321     $7,008     $6,012
                                                                      ======     ======     ======

See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                      GENERAL ELECTRIC CAPITAL CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                                    ------------------------------
                          (In millions)                               1994       1993       1992
                                                                    --------   --------   --------
CASH PROVIDED FROM OPERATING ACTIVITIES...........................  $  1,150   $  1,117   $  1,958
                                                                    --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers....................................   (30,198)   (27,112)   (24,993)
Principal collections from customers..............................    27,155     27,237     23,028
Investment in assets on financing leases..........................    (1,937)    (1,271)    (2,042)
Principal collections on financing leases.........................     1,701      1,728      1,796
Net change in credit card receivables.............................      (620)       299        (66)
Buildings, equipment and equipment on operating leases
     --additions..................................................      (809)      (610)      (254)
     --dispositions...............................................        76        365         87
Payments for principal businesses purchased, net of cash
  acquired........................................................      (817)    (2,090)      (780)
Change in investment in and advances to affiliates................      (859)   (10,296)       226
Other -- net......................................................    (1,236)     1,093     (4,998)
                                                                    --------   --------   --------
CASH USED FOR INVESTING ACTIVITIES................................    (7,544)   (10,657)    (7,996)
                                                                    --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities)............    (2,970)     3,969      1,894
Newly issued debt
     --short-term (91-365 days)...................................     3,214      4,315      4,456
     --long-term senior...........................................    16,641     10,188      6,582
     --long-term subordinated.....................................        --         --        450
Proceeds -- non-recourse, leveraged lease debt....................        31         --        118
Repayments and other reductions
     --short-term.................................................    (8,823)    (8,636)    (6,197)
     --long-term senior...........................................      (912)      (157)      (395)
     --long-term subordinated.....................................        --         --        (50)
Principal payments -- non-recourse, leveraged lease debt..........      (132)      (198)      (127)
Dividends paid....................................................      (595)      (482)      (326)
Contributions to additional paid-in capital.......................        --         25         --
                                                                    --------   --------   --------
CASH PROVIDED FROM FINANCING ACTIVITIES...........................     6,454      9,024      6,405
                                                                    --------   --------   --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR.......        60       (516)       367
CASH AND EQUIVALENTS AT BEGINNING OF YEAR.........................        85        601        234
                                                                    --------   --------   --------
CASH AND EQUIVALENTS AT END OF YEAR...............................  $    145   $     85   $    601
                                                                    ========   ========   ========

See Notes to Condensed Financial Statements

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONCLUDED)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Certain reclassifications have been made to prior year amounts to conform with 1994 presentation.

NOTES PAYABLE

     Outstanding balances in notes payable after one year at December 31, 1994 and 1993 are shown below.

                                                     WEIGHTED
                                                     AVERAGE
             (Dollars in millions)               INTEREST RATE(A)     MATURITIES     1994        1993
                                                 ----------------     ---------     -------     -------
Senior notes
  Notes(b)(c)..................................         6.55%         1996-2054     $28,351     $20,181
  Zero coupon/deep discount notes..............        15.80            2001            385         424
  Reset or remarked notes(d)...................         8.25          2007-2018       1,025       1,500
  Floating rate notes..........................           (e)         1996-2053         521         521
  Less unamortized discount/premium............                                        (124)       (149)
                                                                                    -------     -------
     Total senior notes........................                                     $30,158      22,477
                                                                                    -------     -------
Subordinated notes(f)..........................         8.04          2006-2012         697         697
Intercompany...................................                         1996            914         971
                                                                                    -------     -------
                                                                                    $31,769     $24,145
                                                                                    =======     =======

---------------
(a) Includes the effects of associated interest rate and currency swaps.

(b) At December 31, 1994 and 1993, the Corporation had agreed with others to exchange currencies and related interest payments on principal amounts equivalent to U.S. $12,183 million, and $8,101 million, respectively. At December 31, 1994 and 1993, the Corporation had entered into interest rate swaps with others related to interest on $22,529 million and $11,624 million, respectively.

(c) At December 31, 1993, counterparties held options under which the Corporation could be caused to execute interest rate swaps associated with interest payments on $500 million.

(d) Interest rates are reset at the end of the initial and each subsequent interest period. At each rate-reset date, the Corporation may redeem notes in whole or in part at its option. Current interest periods range from May 1996 to March 1997.

(e) The rate of interest payable on each note is a variable rate based on the commercial paper rate each month. Interest is payable either monthly or semi-annually at the option of the Corporation.

(f) Guaranteed by GE Company.

     At December 31, 1994, long-term borrowing maturities during the next five years, including the current portion of long-term notes payable, were $8,402 million in 1995, $9,594 million in 1996, $6,340 million in 1997, $4,040 million in 1998 and $2,761 million in 1999.

     Interest expense on the Condensed Statement of Current and Retained Earnings is net of interest income on loans and advances to majority owned affiliates of $1,322 million, $1,335 million and $1,223 million for 1994, 1993 and 1992, respectively.

INCOME TAXES

     GE Company files a consolidated U.S. federal income tax return which includes GE Capital. Income tax (provision) benefit includes the effect of the Corporation on the consolidated return.

                                                                 EXHIBIT 4 (III)

                                                                  March 29, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Subject: General Electric Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1994 -- File No. 1-6461

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

                                     Very truly yours,

                                     GENERAL ELECTRIC CAPITAL CORPORATION

                                     By:  /s/ J. A. PARKE
                                         ---------------------------------------
                                          J. A. Parke,
                                          Senior Vice President, Finance

                                                                   EXHIBIT 12(A)

                      GENERAL ELECTRIC CAPITAL CORPORATION
                          AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                    YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
(Dollar amounts in millions)                                1994     1993     1992     1991     1990
                                                           ------   ------   ------   ------   ------
Net earnings.............................................  $1,918   $1,478   $1,251   $1,125   $1,021
Provision for income taxes...............................     896      664      415      362      350
Minority interest........................................     109      114       14       (7)       4
                                                           ------   ------   ------   ------   ------
Earnings before income taxes and minority interest.......   2,923    2,256    1,680    1,480    1,375
                                                           ------   ------   ------   ------   ------
Fixed charges:
     Interest............................................   4,464    3,503    3,713    4,280    4,334
     One-third of rentals................................     153      138       90       34       33
                                                           ------   ------   ------   ------   ------
Total fixed charges......................................   4,617    3,641    3,803    4,314    4,367
                                                           ------   ------   ------   ------   ------
Less interest capitalized, net of amortization...........       9        4        6        7       19
                                                           ------   ------   ------   ------   ------
Earnings before income taxes and minority interest plus
  fixed charges..........................................  $7,531   $5,893   $5,477   $5,787   $5,723
                                                           ======   ======   ======   ======   ======
Ratio of earnings to fixed charges.......................    1.63     1.62     1.44     1.34     1.31
                                                           ======   ======   ======   ======   ======

                                                                   EXHIBIT 12(B)

                      GENERAL ELECTRIC CAPITAL CORPORATION
                          AND CONSOLIDATED AFFILIATES

 COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK
                                   DIVIDENDS

                                                                    YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
              (Dollar amounts in millions)                  1994     1993     1992     1991     1990
                                                           ------   ------   ------   ------   ------
Net earnings.............................................  $1,918   $1,478   $1,251   $1,125   $1,021
Provision for income taxes...............................     896      664      415      362      350
Minority interest........................................     109      114       14       (7)       4
                                                           ------   ------   ------   ------   ------
Earnings before income taxes and minority interest.......   2,923    2,256    1,680    1,480    1,375
                                                           ------   ------   ------   ------   ------
Fixed charges:
  Interest...............................................   4,464    3,503    3,713    4,280    4,334
  One-third of rentals...................................     153      138       90       34       33
                                                           ------   ------   ------   ------   ------
Total fixed charges......................................   4,617    3,641    3,803    4,314    4,367
                                                           ------   ------   ------   ------   ------
Less interest capitalized, net of amortization...........       9        4        6        7       19
                                                           ------   ------   ------   ------   ------
Earnings before income taxes and minority interest plus
  fixed charges..........................................  $7,531   $5,893   $5,477   $5,787   $5,723
                                                           ======   ======   ======   ======   ======
Preferred stock dividend requirements....................  $   30   $   22   $   26   $   41   $   42
Ratio of earnings before provision for income taxes to
  net earnings...........................................    1.47     1.45     1.34     1.32     1.35
                                                           ------   ------   ------   ------   ------
Preferred stock dividend factor on pre-tax basis.........      44       32       35       54       57
Fixed charges............................................   4,617    3,641    3,803    4,314    4,367
                                                           ------   ------   ------   ------   ------
Total fixed charges and preferred stock dividend
  requirements...........................................  $4,661   $3,673   $3,838   $4,368   $4,424
                                                           ======   ======   ======   ======   ======
Ratio of earnings to combined fixed charges and preferred
  stock dividends........................................    1.62     1.60     1.43     1.32     1.29
                                                           ======   ======   ======   ======   ======

                                                                  EXHIBIT 23(II)

To the Board of Directors
General Electric Capital Corporation

     We consent to incorporation by reference in the Registration Statements on Form S-3 (Nos. 33-36601, 33-37156, 33-39376, 33-43081, 33-43420, 33-39596 and
33-55209) of General Electric Capital Corporation of our report dated February 10, 1995 relating to the statement of financial position of General Electric Capital Corporation and consolidated affiliates as of December 31, 1994 and 1993 and the related statements of current and retained earnings and cash flows and related schedules for each of the years in the three-year period ended December 31, 1994, which report appears in the December 31, 1994 annual report on Form 10-K of General Electric Capital Corporation. Our report refers to a change in 1993 in the method of accounting for investments in certain securities.

/s/ KPMG PEAT MARWICK LLP

Stamford, Connecticut
March 31, 1995

                                                                      EXHIBIT 24

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Corporation, a New York corporation (the "Corporation"), hereby constitutes and appoints Gary C. Wendt, James A. Parke, Joan C. Amble and Burton J. Kloster, Jr., and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 1994, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 29th day of
March, 1995.

/s/ GARY C. WENDT
---------------------------------------------------
Gary C. Wendt,
Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)
/s/ JAMES A. PARKE
---------------------------------------------------
James A. Parke,
Director and Senior Vice President, Finance
(Principal Financial Officer)

                             /s/ JOAN C. AMBLE
      --------------------------------------------------------------------------
                            Joan C. Amble,
                            Vice President and Controller
                            (Principal Accounting Officer)

/s/ NIGEL D. T. ANDREWS
---------------------------------------------------
Nigel D. T. Andrews, Director

/s/ JAMES R. BUNT
---------------------------------------------------
James R. Bunt, Director

/s/ DENNIS D. DAMMERMAN
---------------------------------------------------
Dennis D. Dammerman, Director

/s/ PAOLO FRESCO
---------------------------------------------------
Paolo Fresco, Director

/s/ DALE F. FREY
---------------------------------------------------
Dale F. Frey, Director

---------------------------------------------------
Benjamin W. Heineman, Jr., Director

/s/ BURTON J. KLOSTER, JR.
---------------------------------------------------
Burton J. Kloster, Jr., Director

/s/ HUGH J. MURPHY
---------------------------------------------------
Hugh J. Murphy, Director

/s/ DENIS J. NAYDEN
---------------------------------------------------
Denis J. Nayden, Director

/s/ MICHAEL A. NEAL
---------------------------------------------------
Michael A. Neal, Director

/s/ JOHN M. SAMUELS
---------------------------------------------------
John M. Samuels, Director

/s/ EDWARD D. STEWART
---------------------------------------------------
Edward D. Stewart, Director

/s/ JOHN F. WELCH, JR.
---------------------------------------------------
John F. Welch, Jr., Director

A MAJORITY OF THE BOARD OF DIRECTORS

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                       GENERAL ELECTRIC CAPITAL CORPORATION

    March 29, 1995     By: /s/   GARY C. WENDT
                       -------------------------------------
                       (GARY C. WENDT)
                       Chairman of the Board
                       and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                                    TITLE                       DATE
------------------------------------        ---------------------------------   ----------------

                                            Chairman of the Board and            March 29, 1995
        /s/  GARY C. WENDT                  Chief Executive Officer
------------------------------------        (Principal Executive Officer)
          (GARY C. WENDT)

                                            Director and                         March 29, 1995
      /s/  JAMES A. PARKE                   Senior Vice President, Finance
------------------------------------        (Principal Financial Officer)
          (JAMES A. PARKE)

        /s/  JOAN C. AMBLE                  Vice President and Controller        March 29, 1995
------------------------------------        (Principal Accounting Officer)
          (JOAN C. AMBLE)




        NIGEL D. T. ANDREWS                 Director
          JOHN M. SAMUELS                   Director
         EDWARD D. STEWART                  Director
         JOHN F. WELCH, JR.                 Director
           JAMES R. BUNT                    Director
        DENNIS D. DAMMERMAN                 Director            /s/ JOAN C. AMBLE
            PAOLO FRESCO                    Director            ----------------
            DALE F. FREY                    Director            (JOAN C. AMBLE)
       BURTON J. KLOSTER, JR.               Director            Attorney-in-fact
           HUGH J. MURPHY                   Director            March 29, 1995
          DENIS J. NAYDEN                   Director
          MICHAEL A. NEAL                   Director
          JOHN M. SAMUELS                   Director
         EDWARD D. STEWART                  Director
         JOHN F. WELCH, JR.                 Director


A MAJORITY OF THE BOARD OF DIRECTORS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    EXHIBITS

                                       TO

                                      10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                               ------------------

                      GENERAL ELECTRIC CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

     EXHIBIT
      NUMBER                                   EXHIBIT
------------------ ---------------------------------------------------------------
           3(i)    A complete copy of the Organization Certificate of the
                     Corporation as last amended on December 6, 1990 and currently in effect. (Incorporated by reference to Exhibit 3(i) of the
                     Corporation's Form 10-K Report for the year ended December
                     31, 1993.)
           3(ii)   A complete copy of the By-Laws of the Corporation as last
                     amended on June 30, 1994 and currently in effect.
           4(iii)  Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of
                     holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated
                     financial statements are required to be filed.
           12(a)   Computation of ratio of earnings to fixed charges.
           12(b)   Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
           23(ii)  Consent of KPMG Peat Marwick LLP.
           24      Power of Attorney.
           27      Financial Data Schedule (filed electronically herewith).
           99(a)   Income Maintenance Agreement dated March 28, 1991 between Gen-
                     eral Electric Company and the Corporation. (Incorporated by reference to Exhibit 28(a) of the Corporation's Form 10-K
                     Report for the year ended December 31, 1992.)
           99(b)   The consolidated financial statements, of General Electric
                     Company, set forth in the Annual Report on Form 10-K of
                     General Electric Company for the year ended December 31, 1994
                     (pages F-1 through F-41) and Exhibit 12 (Ratio of Earnings to
                     Fixed Charges) of General Electric Company.