Form 10-Q
period 1995-04-01
GENERAL ELECTRIC CAPITAL CORP
filed 1995-05-15
CIK 40554

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                         ---------------------------
                                  FORM 10-Q
                         ---------------------------
         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1995
                                       OR
         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM         TO
                                                 -------    -------

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

                                  (203) 357-4000
               (Registrant's telephone number, including area code)

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
     At April 28, 1995, 3,837,825 shares of common stock with a par value of $200 were outstanding.

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

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                  (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                      -------------------------------
                          (In millions)                               APRIL 1, 1995     APRIL 2, 1994
                                                                      -------------     -------------
EARNED INCOME                                                            $ 4,790           $ 3,808
                                                                      -------------     -------------
EXPENSES
Interest                                                                   1,502               985
Operating and administrative                                               1,432             1,265
Insurance losses and policyholder and annuity benefits                       516               351
Provision for losses on financing receivables                                 79               170
Depreciation and amortization of buildings and equipment
  and equipment on operating leases                                          450               384
Minority interest in net earnings of consolidated affiliates                  17                18
                                                                      -------------     -------------
                                                                           3,996             3,173
                                                                      -------------     -------------

EARNINGS
Earnings before income taxes                                                 794               635
Provision for income taxes                                                  (266)             (191)
                                                                      -------------     -------------
NET EARNINGS                                                                 528               444
Dividends                                                                   (203)             (193)
Retained earnings at beginning of period                                   8,321             7,008
                                                                      -------------     -------------
RETAINED EARNINGS AT END OF PERIOD                                       $ 8,646           $ 7,259
                                                                       =========         =========

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                  APRIL 1, 1995
                         (In millions)                            -------------     DECEMBER 31, 1994
                                                                   (UNAUDITED)      -----------------
ASSETS
Cash and equivalents                                                $   1,061           $     712
Investment securities                                                  22,834              22,208
Financing receivables
  Time sales and loans, net of deferred income                         53,817              50,021
  Investment in financing leases, net of deferred income               29,832              28,398
                                                                  -------------     -----------------
                                                                       83,649              78,419
  Allowance for losses on financing receivables                        (2,199)             (2,062)
                                                                  -------------     -----------------
     Financing receivables -- net                                      81,450              76,357
Other receivables -- net                                                3,811               3,624
Equipment on operating leases (at cost), less accumulated
  amortization of $4,281 and $4,029                                    13,077              12,851
Other assets                                                           15,763              15,152
                                                                  -------------     -----------------
TOTAL ASSETS                                                        $ 137,996           $ 130,904
                                                                    =========       =============
LIABILITIES AND EQUITY
Notes payable within one year                                       $  52,206           $  54,579
Senior notes payable after one year                                    42,151              33,615
Subordinated notes payable after one year                                 697                 697
Insurance liabilities, reserves and annuity benefits                   18,713              18,593
Other liabilities                                                       6,622               6,998
Deferred income taxes                                                   5,654               5,267
                                                                  -------------     -----------------
  Total liabilities                                                   126,043             119,749
                                                                  -------------     -----------------
Minority interest in equity of consolidated affiliates                    625                 615
                                                                  -------------     -----------------
Capital stock                                                             769                 769
Additional paid-in capital                                              2,172               2,172
Retained earnings                                                       8,646               8,321
Unrealized losses on investment securities                               (187)               (655)
Currency translation adjustments                                          (72)                (67)
                                                                  -------------     -----------------
  Total equity                                                         11,328              10,540
                                                                  -------------     -----------------
TOTAL LIABILITIES AND EQUITY                                        $ 137,996           $ 130,904
                                                                    =========       =============

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                    ---------------------------------
(In millions)                                                       APRIL 1, 1995       APRIL 2, 1994
                                                                    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                          $     528            $   444
Adjustments to reconcile net earnings to cash provided from
  operating activities:
  Provision for losses on financing receivables                              79                170
  Depreciation and amortization of buildings and equipment
     and equipment on operating leases                                      450                384
  Other -- net                                                             (198)              (395)
                                                                    -------------       -------------
     Cash provided from operating activities                                859                603
                                                                    -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers                                          (11,718)            (6,387)
Principal collections from customers                                      9,870              5,412
Investment in assets on financing leases                                 (2,351)            (1,348)
Principal collections on financing leases                                 1,551              1,176
Net decrease in credit card receivables                                     459                247
Buildings and equipment and equipment on operating leases:
  -- additions                                                           (1,303)              (887)
  -- dispositions                                                           549                 41
Payments for principal businesses purchased, net of cash acquired        (1,627)              (565)
Purchases of investment securities by insurance affiliates and
  annuity businesses                                                     (1,534)            (1,410)
Dispositions and maturities of investment securities by insurance
  affiliates and annuity businesses                                       1,541              1,701
Other -- net                                                                (95)               939
                                                                    -------------       -------------
     Cash used for investing activities                                  (4,658)            (1,081)
                                                                    -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)                    (4,180)              (526)
Newly issued debt -- short-term (maturities 91-365 days)                    563                762
                    -- long-term senior                                  11,965              3,429
Repayments and other reductions -- short-term (maturities 91-365
                                days)                                    (3,712)            (3,194)
                                    -- long-term senior                      --               (273)
Principal payments -- non-recourse, leveraged lease debt                    (99)               (99)
Proceeds from sales of investment and annuity contracts                     387                146
Redemption of investment and annuity contracts                             (573)              (234)
Dividends paid                                                             (203)              (193)
Issuance of variable cumulative preferred stock by consolidated
  affiliate                                                                  --                240
                                                                    -------------       -------------
  Cash provided from financing activities                                 4,148                 58
                                                                    -------------       -------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 349               (420)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                 712              1,049
                                                                    -------------       -------------
CASH AND EQUIVALENTS AT END OF PERIOD                                 $   1,061            $   629
                                                                      =========          =========

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed, consolidated financial statements represent a consolidation of General Electric Capital Corporation ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the parent and consolidated affiliates have been eliminated. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of April 1, 1995, the statement of cash flows for the three-month interim periods ended April 1, 1995, and April 2, 1994, and the results of operations for the three-month interim periods ended April 1, 1995, and April 2, 1994, have been included. The condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and notes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

2. The results of operations for the three months ended April 1, 1995, should not be regarded as necessarily indicative of the results that may be expected for the entire year.

3. The ratio of earnings to fixed charges was 1.52 for the three months ended April 1, 1995. For purposes of computing the ratio, earnings consist of net earnings adjusted for provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals. The ratio of earnings to combined fixed charges and preferred stock dividends was 1.51 for the three months ended April 1, 1995.

4. The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures, on January 1, 1995 (together, the Statements). The Statements modify the accounting and disclosures that apply to impaired loans, which are loans for which management believes it is probable the Corporation will be unable to collect all amounts due under original contract terms based on insufficient cash flows and collateral values. The Statements do not apply to large groups of smaller-balance homogeneous loans. The Corporation's impaired loans are primarily commercial real estate loans, originated prior to the severe market downturn in the early 1990's, which have been restructured from their original terms. This accounting change had no effect on the Corporation's earnings or financial position because the Corporation's existing allowance for losses was appropriate under both the Corporation's previous accounting policy as well as the newly-adopted policy. At April 1, 1995, the recorded investment in impaired loans requiring an allowance for losses in accordance with these standards was $625 million, on which the portion of the Corporation's previously recorded allowance required by the Statements was $282 million. The Statements also require disclosure of loans for which the recorded investment is recoverable but meet the technical definition of "impaired" because the net investment has been reduced through previous charge-offs or deferral of income recognition. The amount of such loans, which do not require any specific allowance for losses because of their recoverability, was $452 million at April 1, 1995. Interest income on impaired loans is recognized either as cash is collected or on a cost recovery basis as conditions warrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

     Net earnings for the first quarter of 1995 were $528 million, an $84 million (19%) increase over the first quarter of 1994. The Corporation's contribution to its parent, General Electric Capital Services, Inc. (GECS), after payment of dividends on its variable cumulative preferred stock, was $518 million, an $80 million (18%) increase over the comparable 1994 period.

     Earnings of the Corporation's lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned -- yields -- over rates on borrowings) and the quality of those assets. The Corporation's increase in net earnings principally resulted from a higher average level of invested assets and lower provisions for losses on financing receivables, partially offset by a decrease in spreads, as the increase in interest rates paid on borrowings exceeded the increase in yields.

OPERATING RESULTS

     EARNED INCOME from all sources increased $982 million (26%) to $4,790 million for the first quarter of 1995 over the first quarter of 1994.

     Earned income from the Corporation's specialized financing, mid-market financing, consumer services and equipment management businesses increased $956 million (28%) over the comparable prior-year period principally reflecting a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses, and increased yields. Earned income from the Corporation's specialty insurance businesses increased slightly during the first quarter of 1995 compared with the first quarter of 1994 primarily reflecting growth in premium and investment income in the property and casualty business, due to acquisition growth in the prior year.

     INTEREST EXPENSE for the first quarter of 1995 increased $517 million (52%) from the first quarter of the prior year. The increase reflected the effects of significantly higher interest rates and additional borrowings required to finance the higher level of invested assets. The Corporation's composite interest rate for the first quarter of 1995 was 6.66%, compared with 4.88% for the first quarter of 1994.

     OPERATING AND ADMINISTRATIVE EXPENSES were $1,432 million in the first quarter of 1995, up 13% over the first quarter of 1994. This increase reflected operating costs associated with the higher level of assets, largely the result of businesses and portfolios acquired over the past year.

     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS were $516 million for the first quarter of 1995, compared with $351 million during the first quarter of 1994, principally as a result of growth in annuity benefits credited to customers of the annuity business, resulting from a 1994 acquisition, and continued adverse loss development in private mortgage pool insurance.

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES during the first quarter of 1995 was $79 million, compared with $170 million during the comparable prior-year period, principally reflecting improved credit quality of the portfolio.

     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES was $450 million in the first quarter of 1995, $66 million higher than in the first quarter of 1994, reflecting higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

     PROVISION FOR INCOME TAXES for the first quarter of 1995 was $266 million (an effective tax rate of 33%) compared with $191 million (30%) for the comparable prior-year period. The higher provision for income taxes was primarily due to increased pre-tax earnings subject to regular tax rates. The increase in the effective tax rate was primarily attributable to proportionately lower tax-exempt income on investment securities, lower amortized tax credits and reduced earnings on leveraged leases with effective tax rates lower than statutory rates. These increases were partially offset by increased dividends that are not fully taxable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Continued).
PORTFOLIO QUALITY

     Financing revenues are directly related to the largest financing asset, the portfolio of financing receivables. The portfolio, net of the allowance for losses, aggregated $81.4 billion at April 1, 1995, an increase of $5.1 billion (7%) from year-end 1994. The related allowance for losses was $2.2 billion (2.63% of receivables -- the same level as at the end of 1994) and is, in management's judgment, appropriate given the risk profile of the portfolio. A discussion of the portfolio quality of certain elements of financing receivables and investments follows. "Non-earning" receivables are those that are 90 days or more delinquent and "reduced earnings" receivables are those that have been restructured such that the interest rate is below market.

     CONSUMER loans receivable, primarily retailer and auto, were $24.5 billion at April 1, 1995, an increase of $1.4 billion from the end of 1994. In addition, the Corporation's investment in consumer auto finance lease receivables was $8.3 billion at April 1, 1995, an increase of $0.8 billion from the end of 1994. Nonearning receivables increased to $557 million at April 1, 1995, from $422 million at December 31, 1994, primarily related to acquisitions. Write-offs of retailer and auto financing receivables were $143 million for the first quarter of 1995, compared with $131 million for the first quarter of 1994.

     COMMERCIAL REAL ESTATE LOANS classified as financing receivables by the Commercial Real Estate business were $12.3 billion at April 1, 1995, compared with $11.9 billion at December 31, 1994. In addition, the investment portfolio of the Corporation's annuity business included approximately $1.4 billion of commercial property loans at April 1, 1995, which remained unchanged from December 31, 1994. The April 1, 1995, commercial real estate portfolio also included, in other assets, $2.4 billion of assets acquired for resale from various institutions compared with $2.1 billion at December 31, 1994. In addition, at April 1, 1995, investments in real estate ventures amounting to $1.4 billion were included in other assets (unchanged from year-end 1994). Nonearning and reduced earning receivables were $182 million at April 1, 1995, essentially the same as at the prior year end. Write-offs of Commercial Real Estate loans were $57 million for the first three months of 1995, compared with $29 million for the comparable prior-year period.

     OTHER FINANCING RECEIVABLES relate primarily to a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced earning receivables increased to $191 million at April 1, 1995, from $165 million at the prior year end. This portfolio included approximately $2.4 billion of financings provided for highly leveraged management buyouts and corporate recapitalizations at April 1, 1995, essentially unchanged from December 31, 1994.

     The Corporation's aggregate loans and leases to commercial airlines at April 1, 1995, approximated $7.6 billion, essentially unchanged from December 31, 1994.

OTHER MATTERS

     As 1995 progresses, management continues to believe that the diversity and strength of the Corporation's assets, along with vigilant attention to risk management, positions it to deal effectively with a changing global economic environment.

                                                                      EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                      AND
 COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK
                                   DIVIDENDS

                        THREE MONTHS ENDED APRIL 1, 1995

                                  (Unaudited)

                                                                                        RATIO OF
                                                                                      EARNINGS TO
                                                                      RATIO OF          COMBINED
                                                                      EARNINGS       FIXED CHARGES
                                                                      TO FIXED       AND PREFERRED
(Dollar amounts in millions)                                           CHARGES      STOCK DIVIDENDS
                                                                      ---------     ----------------
Net earnings                                                           $   528           $  528

Provision for income taxes                                                 266              266

Minority interest in net earnings of consolidated affiliates                17               17
                                                                      ---------         -------

Earnings before provision for income taxes and minority interest           811              811
                                                                      ---------         -------

Fixed charges:
  Interest                                                               1,520            1,520
  One-third of rentals                                                      36               36
                                                                      ---------         -------

Total fixed charges                                                      1,556            1,556
                                                                      ---------         -------

Less capitalized interest, net of amortization                               3                3
                                                                      ---------         -------

Earnings before provision for income taxes and minority interest
  plus fixed charges                                                   $ 2,364           $2,364
                                                                       =======      ============

Ratio of earnings to fixed charges                                        1.52
                                                                       =======

Preferred stock dividend requirements                                                    $   10

Ratio of earnings before provision for income taxes to net earnings                        1.50

Preferred stock dividend factor on pre-tax basis                                             15

Fixed charges                                                                             1,556
                                                                                        -------

Total fixed charges and preferred stock dividend requirements                            $1,571
                                                                                    ============

Ratio of earnings to combined fixed charges and preferred stock
  dividends                                                                                1.51
                                                                                    ============

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.EXHIBITS.

       Exhibit 12. Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

       Exhibit 27. Financial Data Schedule (filed electronically only).

     b.REPORTS ON FORM 8-K.

       None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENERAL ELECTRIC CAPITAL CORPORATION
                                                   (Registrant)

Date:  May 15, 1995                       By: /s/  J. A. PARKE
                                              -----------------------------------------------------
                                          J. A. Parke, Senior Vice President, Finance
                                                    (Principal Financial Officer)

Date:  May 15, 1995                       By: /s/  J. C. AMBLE
                                              -----------------------------------------------------
                                          J. C. Amble, Vice President and Controller
                                                    (Principal Accounting Officer)

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                       PAGE NO.
- -----------                                                                       --------

     12         Computation of ratio of earnings to fixed charges and
                computation of ratio of earnings to combined fixed charges and
                preferred stock dividends                                             7
     27         Financial Data Schedule (filed electronically only)