Form 10-Q
period 1995-07-01
GENERAL ELECTRIC CAPITAL CORP
filed 1995-08-11
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                          ---------------------------
                                   FORM 10-Q
                          ---------------------------
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                   ------- TO
                                    -------
                          ---------------------------

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

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At July 28, 1995, 3,837,825 shares of common stock with a par value of $200 were outstanding.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I -- FINANCIAL INFORMATION.

   Item 1. Financial Statements..............................................    1

  Item 2. Management's Discussion and Analysis of Results of Operations......    5

  Exhibit 12. Computation of Ratio of Earnings to Fixed Charges and
     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
     Stock Dividends.........................................................    7

PART II -- OTHER INFORMATION.

   Item 6. Exhibits and Reports on Form 8-K..................................    8

  Signatures.................................................................    9

  Index to Exhibits..........................................................   10

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                  (Unaudited)

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                ----------------------------     ----------------------------
                (In millions)                   JULY 1, 1995    JULY 2, 1994     JULY 1, 1995    JULY 2, 1994
                                                ------------    ------------     ------------    ------------
EARNED INCOME.................................     $5,169          $3,982           $9,959          $7,790
                                                   ------          ------           ------          ------
EXPENSES
Interest......................................      1,629           1,056            3,131           2,041
Operating and administrative..................      1,512           1,312            2,944           2,577
Insurance losses and policyholder and annuity
  benefits....................................        486             292            1,002             643
Provision for losses on financing
  receivables.................................        279             251              358             421
Depreciation and amortization of buildings and
  equipment and equipment on operating
  leases......................................        489             382              939             766
Minority interest in net earnings of
  consolidated affiliates.....................         16              43               33              61
                                                   ------          ------           ------          ------
                                                    4,411           3,336            8,407           6,509
                                                   ------          ------           ------          ------
EARNINGS
Earnings before income taxes..................        758             646            1,552           1,281
Provision for income taxes....................       (241)           (205)            (507)           (396)
                                                   ------          ------           ------          ------
NET EARNINGS..................................        517             441            1,045             885
Dividends.....................................        (58)            (94)            (261)           (287)
Retained earnings at beginning of period......      8,646           7,259            8,321           7,008
                                                   ------          ------           ------          ------
RETAINED EARNINGS AT END OF PERIOD............     $9,105          $7,606           $9,105          $7,606
                                                   ======          ======           ======          ======

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                  JULY 1, 1995
                         (In millions)                            -------------     DECEMBER 31, 1994
                                                                   (UNAUDITED)      -----------------
ASSETS
Cash and equivalents............................................    $   1,041           $     712
Investment securities...........................................       23,749              22,208
Financing receivables
  Time sales and loans, net of deferred income..................       54,252              50,021
  Investment in financing leases, net of deferred income........       32,568              28,398
                                                                     --------            --------
                                                                       86,820              78,419
  Allowance for losses on financing receivables.................       (2,283)             (2,062)
                                                                     --------            --------
     Financing receivables -- net...............................       84,537              76,357
Other receivables -- net........................................        3,822               3,624
Equipment on operating leases (at cost), less accumulated
  amortization of $4,537 and $4,029.............................       13,761              12,851
Other assets....................................................       16,655              15,152
                                                                     --------            --------
TOTAL ASSETS....................................................    $ 143,565           $ 130,904
                                                                     ========            ========
LIABILITIES AND EQUITY
Notes payable within one year...................................    $  51,659           $  54,579
Senior notes payable after one year.............................       45,205              33,615
Subordinated notes payable after one year.......................          697                 697
Insurance liabilities, reserves and annuity benefits............       18,581              18,593
Other liabilities...............................................        7,852               6,998
Deferred income taxes...........................................        6,079               5,267
                                                                     --------            --------
  Total liabilities.............................................      130,073             119,749
                                                                     --------            --------
Minority interest in equity of consolidated affiliates..........          744                 615
                                                                     --------            --------
Capital stock...................................................          769                 769
Additional paid-in capital......................................        2,697               2,172
Retained earnings...............................................        9,105               8,321
Unrealized gains (losses) on investment securities..............          234                (655)
Currency translation adjustments................................          (57)                (67)
                                                                     --------            --------
  Total equity..................................................       12,748              10,540
                                                                     --------            --------
TOTAL LIABILITIES AND EQUITY....................................    $ 143,565           $ 130,904
                                                                     ========            ========

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                     -------------------------------
                           (IN MILLIONS)                             JULY 1, 1995       JULY 2, 1994
                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings.......................................................    $  1,045           $    885
Adjustments to reconcile net earnings to cash provided from
  operating activities:
  Provision for losses on financing receivables....................         358                421
  Depreciation and amortization of buildings and equipment
     and equipment on operating leases.............................         939                766
  Other -- net.....................................................       1,236               (156)
                                                                       --------           --------
     Cash provided from operating activities.......................       3,578              1,916
                                                                       --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers.....................................     (22,225)           (13,242)
Principal collections from customers...............................      20,394             10,880
Investment in assets on financing leases...........................      (6,497)            (3,892)
Principal collections on financing leases..........................       3,243              2,516
Net decrease (increase) in credit card receivables.................         250                (10)
Buildings and equipment and equipment on operating leases:
  -- additions.....................................................      (3,039)            (1,703)
  -- dispositions..................................................       1,302                848
Payments for principal businesses purchased, net of cash
  acquired.........................................................      (1,887)            (1,053)
Purchases of investment securities by insurance affiliates and
  annuity businesses...............................................      (2,799)            (3,360)
Dispositions and maturities of investment securities by insurance
  affiliates and annuity businesses................................       3,018              2,838
Other -- net.......................................................      (1,240)             3,738
                                                                       --------           --------
     Cash used for investing activities............................      (9,480)            (2,440)
                                                                       --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)..............      (5,051)            (3,688)
Newly issued debt -- short-term (maturities 91-365 days)...........       1,211              1,493
                    -- long-term senior............................      18,734              8,933
Repayments and other reductions -- short-term (maturities 91-365
                                days)..............................      (8,489)            (4,721)
                                    -- long-term senior............          --               (983)
Principal payments -- non-recourse, leveraged lease debt...........        (157)              (164)
Proceeds from sales of investment and annuity contracts............         764                386
Redemption of investment and annuity contracts.....................      (1,165)              (470)
Dividends paid.....................................................        (261)              (287)
Issuance of preferred stock in excess of par value.................         525                 --
Issuance of variable cumulative preferred stock by consolidated
  affiliate........................................................         120                240
                                                                       --------           --------
     Cash provided from financing activities.......................       6,231                739
                                                                       --------           --------
INCREASE IN CASH AND EQUIVALENTS...................................         329                215
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........................         712              1,049
                                                                       --------           --------
CASH AND EQUIVALENTS AT END OF PERIOD..............................    $  1,041           $  1,264
                                                                       ========           ========

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed, consolidated financial statements represent a consolidation of General Electric Capital Corporation ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the parent and consolidated affiliates have been eliminated. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of July 1, 1995, the statement of cash flows for the six-month interim periods ended July 1, 1995, and July 2, 1994, and the results of operations for the three and six-month interim periods ended July 1, 1995, and July 2, 1994, have been included. The condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and notes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

2. The results of operations for the three and six months ended July 1, 1995, should not be regarded as necessarily indicative of the results that may be expected for the entire year.

3. The ratio of earnings to fixed charges was 1.49 for the six months ended July 1, 1995. For purposes of computing the ratio, earnings consist of net earnings adjusted for provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest and discount on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals. The ratio of earnings to combined fixed charges and preferred stock dividends was 1.47 for the six months ended July 1, 1995.

4. The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures, on January 1, 1995. The adoption of these Statements had no effect on earnings or financial position as the same level of allowance for losses was appropriate under both the previous accounting policy and the newly-adopted policy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

     Net earnings for the first half of 1995 were $1,045 million, a $160 million (18%) increase over the first half of 1994. The Corporation's contribution to its parent, General Electric Capital Services, Inc. (GECS), after payment of dividends on its variable cumulative preferred stock, was $1,025 million, a $153 million (18%) increase over the comparable 1994 period.

     Earnings of the Corporation's lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned -- yields -- over rates on borrowings) and the quality of those assets. The Corporation's increase in net earnings principally resulted from a higher average level of invested assets, partially offset by a decrease in spreads, as the increase in interest rates paid on borrowings exceeded the increase in yields.

OPERATING RESULTS

     EARNED INCOME from all sources increased $2,169 million (28%) to $9,959 million for the first half of 1995 over the first half of 1994.

     Earned income from the Corporation's specialized financing, mid-market financing, consumer services and equipment management businesses increased $2,023 million (29%) over the comparable prior-year period principally reflecting a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses, and increased yields. Earned income from the Corporation's specialty insurance businesses increased $146 million (16%) to $1,042 million for the first half of 1995 over the first half of 1994 primarily reflecting growth in premium and investment income in the property and casualty business, due to acquisition growth in the prior year.

     INTEREST EXPENSE for the first half of 1995 increased $1,090 million (53%) from the first half of the prior year. The increase reflected the effects of significantly higher interest rates and additional borrowings required to finance the higher level of invested assets. The Corporation's composite interest rate for the first half of 1995 was 6.72%, compared with 5.09% for the first half of 1994.

     OPERATING AND ADMINISTRATIVE EXPENSES were $2,944 million in the first half of 1995, up 14% over the first half of 1994. This increase reflected operating costs associated with the higher level of assets, largely the result of businesses and portfolios acquired over the past year.

     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS were $1,002 million for the first half of 1995, compared with $643 million during the first half of 1994, principally as a result of growth in annuity benefits credited to customers of the annuity business acquired in the second half of 1994 and losses in private mortgage pool insurance.

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES during the first half of 1995 was $358 million, compared with $421 million during the comparable prior-year period, reflecting slightly improved credit quality of the portfolio.

     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES was $939 million in the first half of 1995, $173 million higher than in the first half of 1994, reflecting higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

     PROVISION FOR INCOME TAXES for the first half of 1995 was $507 million (an effective tax rate of 33%) compared with $396 million (31%) for the comparable prior-year period. The higher provision for income taxes was primarily due to increased pre-tax earnings subject to regular tax rates. The increase in the effective tax rate was primarily attributable to proportionately lower tax-exempt income on investment securities and lower levels of earnings on leveraged leases having effective tax rates lower than statutory rates.

PORTFOLIO QUALITY

     Financing revenues are directly related to the largest financing asset, the portfolio of financing receivables. The portfolio, net of the allowance for losses, aggregated $84.5 billion at July 1, 1995, an increase of $8.2 billion (11%) from year-end 1994. The related allowance for losses was $2.3 billion (2.63% of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS. (Continued).

receivables -- the same level as at the end of 1994) and is, in management's judgment, appropriate given the risk profile of the portfolio. A discussion of the portfolio quality of certain elements of financing receivables and investments follows. For the purpose of this discussion, "nonearning" receivables are those that are 90 days or more delinquent and "reduced earning" receivables are those that have been restructured such that the interest rate is below market.

     CONSUMER loans receivable, primarily retailer and auto, were $25.0 billion at July 1, 1995, an increase of $1.9 billion from the end of 1994. In addition, the Corporation's investment in consumer auto finance lease receivables was $10.5 billion at July 1, 1995, an increase of $3.0 billion from the end of 1994. Nonearning receivables increased to $560 million at July 1, 1995, from $422 million at December 31, 1994, primarily related to acquisitions. Write-offs of retailer and auto financing receivables were $297 million for the first half of 1995, compared with $257 million for the first half of 1994.

     COMMERCIAL REAL ESTATE INVESTMENTS were $18.5 billion at July 1, 1995, an increase of $1.6 billion from December 31, 1994. Commercial real estate loans, the largest component of the Corporation's commercial real estate investments, increased to $14.1 billion at July 1, 1995, from $13.3 billion at December, 31, 1994. Nonearning and reduced earning receivables were $191 million at July 1, 1995, compared with $179 million at the prior year end. Write-offs of commercial real estate loans were $58 million for the first six months of 1995, compared with $127 million for the comparable prior-year period.

     OTHER FINANCING RECEIVABLES relate primarily to a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced earning receivables increased to $236 million at July 1, 1995, from $165 million at the prior year end. This portfolio included approximately $2.5 billion of financings provided for highly leveraged management buyouts and corporate recapitalizations at July 1, 1995, essentially unchanged from December 31, 1994.

     The Corporation's aggregate loans and leases to commercial airlines at July 1, 1995, increased to $8.1 billion from $7.6 billion at December 31, 1994, due to purchases of aircraft included in equipment on operating leases.

ACCOUNTING STANDARDS TO BE ADOPTED

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires among other things that certain long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if, upon such review, the sum of expected future cash flows is less than the carrying amount of the asset. An impairment loss is measured based on the difference between the carrying amount of the asset and its fair value. The effect of adopting SFAS No. 121 is not expected to be material. Adoption is required by no later than the first quarter of 1996.

     SFAS No. 122, Accounting for Mortgage Servicing Rights, requires that rights to service mortgage loans be recognized when the underlying loans are sold. The standard also requires that capitalized mortgage servicing rights be assessed for impairment by individual risk stratum based on the fair value of such rights. Management is gathering information and evaluating the requirements of SFAS No. 122, but has not determined the impact of its application on the Corporation's financial position or results of operations. Adoption is required by no later than the first quarter of 1996.

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

                                                                      EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                      AND
 COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK
                                   DIVIDENDS

                         SIX MONTHS ENDED JULY 1, 1995

                                  (Unaudited)

                                                                                        RATIO OF
                                                                                      EARNINGS TO
                                                                      RATIO OF          COMBINED
                                                                      EARNINGS       FIXED CHARGES
                                                                      TO FIXED       AND PREFERRED
                    (Dollar amounts in millions)                       CHARGES      STOCK DIVIDENDS
                                                                      ---------     ----------------

Net earnings........................................................   $ 1,045           $1,045

Provision for income taxes..........................................       507              507

Minority interest in net earnings of consolidated affiliates........        33               33
                                                                        ------           ------

Earnings before provision for income taxes and minority interest....     1,585            1,585
                                                                        ------           ------

Fixed charges:
  Interest..........................................................     3,164            3,164
  One-third of rentals..............................................        77               77
                                                                        ------           ------

Total fixed charges.................................................     3,241            3,241
                                                                        ------           ------

Less capitalized interest, net of amortization......................         7                7
                                                                        ------           ------

Earnings before provision for income taxes and minority interest
  plus fixed charges................................................   $ 4,819           $4,819
                                                                        ======           ======

Ratio of earnings to fixed charges..................................      1.49
                                                                        ======

Preferred stock dividend requirements...............................                     $   20

Ratio of earnings before provision for income taxes to net
  earnings..........................................................                       1.49
                                                                                         ------

Preferred stock dividend factor on pre-tax basis....................                         30

Fixed charges.......................................................                      3,241
                                                                                         ------

Total fixed charges and preferred stock dividend requirements.......                     $3,271
                                                                                         ======

Ratio of earnings to combined fixed charges and preferred stock
  dividends.........................................................                       1.47
                                                                                         ======

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.EXHIBITS.

       Exhibit 3(i) A complete copy of the Organization Certificate of the Corporation as last amended on July 17, 1995 and currently in effect, consisting of the following: (a) the Organization Certificate of the Corporation as in effect immediately prior to the filing of the Certificate of Amendment as of April 21, 1995 (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December 31, 1993); (b) a Certificate of Amendment filed in the Office of the Superintendent of Banks of the State of New York (the "Office of the Superintendent") as of April 21, 1995 (Incorporated by reference to
       Exhibit 4(b) to the Corporation's Registration Statement on Form S-3, File No. 33-58771; (c) a Certificate of Amendment filed in the Office of the Superintendent as of May 11, 1995 (Incorporated by reference to Exhibit 4(c) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (d) a Certificate of Amendment filed in the Office of the Superintendent as of June 28, 1995 (Incorporated by reference to Exhibit 4(d) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); and (e) a Certificate of Amendment filed in the Office of the Superintendent as of July 17, 1995 (Incorporated by reference to Exhibit 4(e) to the Corporation's Registration Statement on Form S-3, File No. 33-61257).

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

                                   GENERAL ELECTRIC CAPITAL CORPORATION
                                                   (Registrant)

Date:  August 8, 1995                     By:        /s/  J. A. PARKE
                                              -----------------------------------------------------
                                          J. A. Parke, Senior Vice President, Finance
                                                    (Principal Financial Officer)

Date:  August 8, 1995                     By:        /s/  J. C. AMBLE
                                              -----------------------------------------------------
                                          J. C. Amble, Vice President and Controller
                                                    (Principal Accounting Officer)

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                       PAGE NO.
- -----------                                                                       --------
     3(i)       A complete copy of the Organization Certificate of the
                Corporation as last amended on July 17, 1995 and currently in effect, consisting of the following: (a) the Organization
                Certificate of the Corporation as in effect immediately prior to the filing of the Certificate of Amendment as of April 21, 1995
                (Incorporated by reference to Exhibit 3(i) to the Corporation's
                Form 10-K Report for the year ended December 31, 1993); (b) a
                Certificate of Amendment filed in the Office of the
                Superintendent of Banks of the State of New York (the "Office of
                the Superintendent") as of April 21, 1995 (Incorporated by
                reference to Exhibit 4(b) to the Corporation's Registration
                Statement on Form S-3, File No. 33-58771); (c) a Certificate of
                Amendment filed in the Office of the Superintendent as of May
                11, 1995 (Incorporated by reference to Exhibit 4(c) to the
                Corporation's Registration Statement on Form S-3, File No.
                33-61257); (d) a Certificate of Amendment filed in the Office of the Superintendent as of June 28, 1995 (Incorporated by
                reference to Exhibit 4(d) to the Corporation's Registration
                Statement on Form S-3, File No. 33-61257); and (e) a Certificate
                of Amendment filed in the Office of the Superintendent as of
                July 17, 1995 (Incorporated by reference to Exhibit 4(e) to the
                Corporation's Registration Statement on Form S-3, File No.
                33-61257).
      12        Computation of ratio of earnings to fixed charges and
                computation of ratio of earnings to combined fixed charges and
                preferred stock dividends.......................................      7
      27        Financial Data Schedule (filed electronically only)