Form 10-Q
period 1995-09-30
GENERAL ELECTRIC CAPITAL CORP
filed 1995-11-13
CIK 40554

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  ----------
                                   FORM 10-Q
                                  ----------

                        SECURITIES EXCHANGE ACT OF 1934

         /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                      OR

        / /  TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to

                         -----------------------------

                         Commission file number 1-6461

                         -----------------------------

                     General Electric Capital Corporation

            (Exact name of registrant as specified in its charter)

               New York                                13-1500700
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

260 Long Ridge Road, Stamford, Connecticut               06927
(Address of principal executive offices)              (Zip Code)

                                (203) 357-4000
             (Registrant's telephone number, including area code)

                         -----------------------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  At October 27, 1995, 3,837,825 shares of common stock with a par value of $200 were outstanding.

  REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                         Page
                                                                         -----
   Item 1. Financial Statements.......................................      1

   Item 2. Management's Discussion and Analysis of Results
     of Operations....................................................      5

   Exhibit 12. Computation of Ratio of Earnings to Fixed Charges
     and Computation of Ratio of Earnings to Combined Fixed Charges
     and Preferred Stock Dividends....................................      8

PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...........................      9

   Signatures.........................................................     10

   Index to Exhibits..................................................     11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

Condensed Statement of Current and Retained Earnings

(Unaudited)

                                                        Three Months Ended             Nine Months Ended
                                                    ---------------------------     --------------------------
                                                    September 30,    October 1,     September 30,   October 1,
(In millions)                                           1995            1994            1995           1994
                                                    -------------    ----------     -------------   ----------
Earned Income......................................    $  5,395       $  4,306        $ 15,354       $ 12,096
                                                       --------       --------        --------       --------

Expenses

Interest...........................................       1,662          1,098           4,793          3,139
Operating and administrative.......................       1,456          1,222           4,400          3,799
Insurance losses and policyholder and
  annuity benefits.................................         445            575           1,447          1,218
Provision for losses on financing receivables......         352            186             710            607
Depreciation and amortization of buildings and
  equipment and equipment on operating leases......         487            425           1,426          1,191
Minority interest in net earnings of
  consolidated affiliates..........................          15             18              48             79
                                                       --------       --------        --------       --------
                                                          4,417          3,524          12,824         10,033
                                                       --------       --------        --------       --------

Earnings

Earnings before income taxes.......................         978            782           2,530          2,063
Provision for income taxes.........................        (330)          (234)           (837)          (630)
                                                       --------       --------        --------       --------
Net earnings.......................................         648            548           1,693          1,433
Dividends..........................................        (260)          (198)           (521)          (485)
Retained earnings at beginning of period...........       9,105          7,606           8,321          7,008
                                                       --------       --------        --------       --------

Retained earnings at end of period.................    $  9,493       $  7,956        $  9,493       $  7,956
                                                       ========       ========        ========       ========

See Notes to Condensed, Consolidated Financial Statements.


  4
Item 1. Financial Statements (Continued).

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

Condensed Statement of Financial Position

                                                                             September 30,      December 31,
(In millions)                                                                    1995              1994
                                                                             -------------      ------------
                                                                             (Unaudited)
Assets
Cash and equivalents................................................          $   1,200          $     712
Investment securities...............................................             24,056             22,208
Financing receivables:
  Time sales and loans, net of deferred income......................             55,879             50,021
  Investment in financing leases, net of deferred income............             33,870             28,398
                                                                              ---------          ---------
                                                                                 89,749             78,419
  Allowance for losses on financing receivables.....................             (2,360)            (2,062)
                                                                              ---------          ---------
     Financing receivables - net....................................             87,389             76,357
Other receivables - net.............................................              3,925              3,624
Equipment on operating leases (at cost), less
  accumulated amortization of $4,513 and $4,029.....................             13,291             12,851
Other assets........................................................             17,323             15,152
                                                                              ---------          ---------
Total assets........................................................          $ 147,184          $ 130,904
                                                                              =========          =========

Liabilities and equity
Notes payable within one year.......................................          $  52,767          $  54,579
Senior notes payable after one year.................................             46,777             33,615
Subordinated notes payable after one year...........................                697                697
Insurance liabilities, reserves and annuity benefits................             18,665             18,593
Other liabilities...................................................              7,622              6,998
Deferred income taxes...............................................              6,750              5,267
                                                                              ---------          ---------
         Total liabilities..........................................            133,278            119,749
                                                                              ---------          ---------
Minority interest in equity of consolidated affiliates..............                718                615
                                                                              ---------          ---------
Capital stock.......................................................                769                769
Additional paid-in capital..........................................              2,697              2,172
Retained earnings...................................................              9,493              8,321
Unrealized gains (losses) on investment securities..................                285               (655)
Currency translation adjustments....................................                (56)               (67)
                                                                              ---------          ---------
         Total equity...............................................             13,188             10,540
                                                                              ---------          ---------
Total liabilities and equity........................................          $ 147,184          $ 130,904
                                                                              =========          =========

See Notes to Condensed, Consolidated Financial Statements.


GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

Condensed Statement of Cash Flows

(Unaudited)

                                                                                   Nine Months Ended
                                                                            ------------------------------
                                                                            September 30,       October 1,
(In millions)                                                                   1995               1994
                                                                            ------------        -----------
Cash Flows From Operating Activities
Net earnings........................................................         $   1,693          $   1,433

Adjustments to reconcile net earnings to cash
  provided from operating activities:
  Provision for losses on financing receivables.....................               710                607
  Depreciation and amortization of buildings and
     equipment and equipment on operating leases....................             1,426              1,191
  Other - net.......................................................             1,686               (368)
                                                                             ---------          ---------
    Cash provided from operating activities.........................             5,515              2,863
                                                                             ---------          ---------

Cash Flows From Investing Activities
Increase in loans to customers......................................           (33,141)           (17,811)
Principal collections from customers................................            31,415             14,428
Investment in assets on financing leases............................           (10,703)            (7,175)
Principal collections on financing leases...........................             5,968              5,062
Net increase in credit card receivables.............................            (1,067)              (839)
Buildings and equipment and equipment on operating leases:
        - additions.................................................            (4,208)            (3,625)
        - dispositions..............................................             2,074              2,125
Payments for principal businesses purchased, net of cash acquired...            (2,433)            (1,309)
Proceeds from principal businesses disposed.........................               575                 -
Purchases of investment securities by insurance
  affiliates and annuity businesses.................................            (4,970)            (4,697)
Dispositions and maturities of investment securities
  by insurance affiliates and annuity businesses....................             4,717              3,855
Other - net.........................................................            (1,680)             3,373
                                                                             ---------          ---------
    Cash used for investing activities..............................           (13,453)            (6,613)
                                                                             ---------          ---------

Cash Flows From Financing Activities
Net change in borrowings (maturities 90 days or less)...............            (7,538)            (4,931)
Newly issued debt - short-term (maturities 91-365 days).............             1,862              2,354
                  - long-term senior................................            26,506             15,088
Repayments and other reductions
                - short-term (maturities 91-365 days)...............           (11,336)            (7,469)
                - long-term senior..................................              (597)              (854)
Proceeds - non-recourse, leveraged lease debt.......................               257                 -
Principal payments - non-recourse, leveraged lease debt.............              (235)              (246)
Proceeds from sales of investment and annuity contracts.............               976                585
Redemption of investment and annuity contracts......................            (1,593)              (713)
Dividends paid......................................................              (521)              (475)
Issuance of preferred stock in excess of par value..................               525                 -
Issuance of variable cumulative preferred stock by
  consolidated affiliate............................................               120                240
                                                                             ---------          ---------
    Cash provided from financing activities.........................             8,426              3,579
                                                                             ---------          ---------

Increase (Decrease) in Cash and Equivalents.........................               488               (171)
Cash and Equivalents at Beginning of Period.........................               712              1,049
                                                                             ---------          ---------
Cash and Equivalents at End of Period...............................         $   1,200          $     878
                                                                             =========          =========

See Notes to Condensed, Consolidated Financial Statements.


GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

Notes to Condensed, Consolidated Financial Statements
(Unaudited)

1. The condensed, consolidated financial statements represent a consolidation of General Electric Capital Corporation ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the parent and consolidated affiliates have been eliminated. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of September 30, 1995, the statement of cash flows for the nine-month interim periods ended September 30, 1995, and October 1, 1994, and the results of operations for the three-month- and nine-month interim periods ended September 30, 1995, and October 1, 1994, have been included. The condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and notes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

2. The results of operations for the three and nine months ended
   September 30, 1995, should not be regarded as necessarily indicative of the results that may be expected for the entire year.

3. The ratio of earnings to fixed charges was 1.52 for the nine months ended September 30, 1995. For purposes of computing the ratio, earnings consist of net earnings adjusted for provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest and discount on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals. The ratio of earnings to combined fixed charges and preferred stock dividends was 1.50 for the nine months ended September 30, 1995.

4. The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, on January 1, 1995. The adoption of these Statements had no effect on earnings or financial position as the same level of allowance for losses was appropriate under both the previous accounting policy and the newly-adopted policy.

Item 2. Management's Discussion and Analysis of Results of Operations.

Overview

     Net earnings for the first nine months of 1995 were $1,693 million, a $260 million (18%) increase over the first nine months of 1994. The Corporation's contribution to its parent, General Electric Capital Services, Inc. (GECS), after payment of dividends on its variable cumulative preferred stock, was $1,660 million, a $247 million (17%) increase over the comparable 1994 period.

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

Operating Results

     Earned income from all sources of $15,354 million for the first nine months of 1995 increased $3,258 million (27%) over the first nine months of 1994.

     Earned income from the Corporation's specialized financing, mid-market financing, consumer services and equipment management businesses increased $3,111 million (29%) over the comparable prior-year period principally reflecting a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses, and increased yields. Earned income from the Corporation's specialty insurance businesses of $1,560 million for the first nine months of 1995 increased $147 million (10%) over the first nine months of 1994 primarily reflecting growth in premium and investment income in the property and casualty business, due to acquisition growth in the prior year.

     Interest expense for the first nine months of 1995 increased $1,654 million (53%) from the first nine months of the prior year. The increase reflected the effects of significantly higher interest rates and additional borrowings required to finance the higher level of invested assets. The Corporation's composite interest rate for the first nine months of 1995 was 6.77%, compared with 5.23% for the first nine months of 1994.

     Operating and administrative expenses were $4,400 million for the first nine months of 1995, up 16% over the first nine months of 1994. This increase reflected operating costs associated with the higher level of assets, largely the result of businesses and portfolios acquired over the past year.

     Insurance losses and policyholder and annuity benefits were $1,447 million for the first nine months of 1995, compared with $1,218 million during the first nine months of 1994, principally as a result of growth in annuity benefits credited to customers of the annuity business resulting from portfolios acquired in the second half of 1994.

  8
Item 2. Management's Discussion and Analysis of Results of Operations
(Continued).

     Provision for losses on financing receivables during the first nine months of 1995 was $710 million, $103 million higher than during the comparable prior-year period, principally reflecting growth in the Auto Financing Services and Global Consumer Finance business portfolios and higher write-offs in the domestic consumer credit card business.

     Depreciation and amortization of buildings and equipment and equipment on operating leases was $1,426 million in the first nine months of 1995, $235 million higher than in the first nine months of 1994, reflecting higher levels of equipment on operating leases in the equipment management segment resulting from portfolio growth and acquisitions.

     Provision for income taxes for the first nine months of 1995 was $837 million (33% effective tax rate) compared with $630 million (31% effective tax rate) for the comparable prior-year period. The higher provision for income taxes was primarily due to increased pre-tax earnings subject to regular tax rates. The increase in the effective tax rate was primarily attributable to proportionately lower tax-exempt income on investment securities, lower levels of earnings on leveraged leases having effective tax rates lower than statutory rates and increased taxes on foreign income.

Portfolio Quality

     Financing revenues are directly related to the largest financing asset, the portfolio of financing receivables. The portfolio, net of the allowance for losses, aggregated $87.4 billion at September 30, 1995, an increase of $11.0 billion (14%) from year-end 1994. The related allowance for losses was $2.4 billion (2.63% of receivables -- the same level as at the end of 1994) and is, in management's judgment, appropriate given the risk profile of the portfolio. A discussion of the portfolio quality of certain elements of financing receivables and investments follows. For the purpose of this discussion, "nonearning" receivables are those that are 90 days or more delinquent and "reduced earning" receivables are those that have been restructured such that the interest rate is below market.

     Consumer loans receivable, primarily retailer and auto, were $26.1 billion at September 30, 1995, an increase of $3.0 billion from the end of 1994. In addition, the Corporation's investment in consumer auto finance lease receivables was $11.8 billion at September 30, 1995, an increase of $4.3 billion from the end of 1994. Nonearning receivables increased to $581 million at September 30, 1995, from $422 million at December 31, 1994, primarily related to acquisitions. Write-offs of receivables were $469 million for the first nine months of 1995, compared with $338 million for the first nine months of 1994.

     Commercial real estate investments were $18.8 billion at September 30, 1995, an increase of $1.9 billion from December 31, 1994. Commercial real estate loans, the largest component of the Corporation's commercial real estate investments, increased to $14.4 billion at September 30, 1995, from $13.3 billion at December, 31, 1994. Nonearning and reduced earning receivables were $203 million at September 30, 1995, compared with $179 million at the prior year end. Write-offs of commercial real estate loans were $102 million for the first nine months of 1995, compared with $170 million for the comparable prior-year period.

  9
Item 2. Management's Discussion and Analysis of Results of Operations
(Continued).

Other financing receivables relate primarily to a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced earning receivables increased to $293 million at September 30, 1995, from $165 million at the prior year end. This portfolio included approximately $2.5 billion of financings provided for highly leveraged management buyouts and corporate recapitalizations at September 30, 1995, essentially unchanged from December 31, 1994.

     The Corporation's aggregate loans and leases to commercial airlines at September 30, 1995, increased to $8.0 billion from $7.6 billion at December 31, 1994, due to purchases of aircraft included in equipment on operating leases.


Accounting Standards to Be Adopted

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires, among other things, that certain long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if, upon such review, the sum of expected future cash flows is less than the carrying amount of the asset. An impairment loss is measured based on the difference between the carrying amount of the asset and its fair value. The effect of adopting SFAS No. 121 is not expected to be material. Adoption is required by no later than the first quarter of 1996.

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

  10
EXHIBIT 12

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

Computation of Ratio of Earnings to Fixed Charges and
Computation of Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends

Nine Months Ended September 30, 1995

(Unaudited)

                                                                              Ratio             Ratio of
                                                                               of               Earnings
                                                                             Earnings         to Combined
                                                                                to            Fixed Charges
                                                                              Fixed           and Preferred
(Dollar amounts in millions)                                                 Charges         Stock Dividends

                                                                             ---------       ---------------
Net earnings......................................................           $  1,693            $  1,693
Provision for income taxes........................................                837                 837
Minority interest in net earnings of consolidated
  affiliates......................................................                 48                  48
                                                                             --------            --------
Earnings before provision for income taxes and
  minority interest...............................................              2,578               2,578
                                                                             --------            --------
Fixed charges:
    Interest......................................................              4,842               4,842
    One-third of rentals..........................................                113                 113
                                                                             --------            --------
Total fixed charges...............................................              4,955               4,955
                                                                             --------            --------
Less capitalized interest, net of amortization....................                 13                  13
                                                                             --------            --------
Earnings before provision for income taxes and
  minority interest plus fixed charges............................           $  7,520            $  7,520
                                                                             ========            ========
Ratio of earnings to fixed charges................................               1.52
                                                                             ========
Preferred stock dividend requirements.............................                               $     33
Ratio of earnings before provision for income
  taxes to net earnings...........................................                                   1.49
                                                                                                 --------
Preferred stock dividend on a pre-tax basis.......................                                     49
Fixed charges.....................................................                                  4,955
                                                                                                 --------
Total fixed charges and preferred stock dividend requirements.....                               $  5,004
                                                                                                 ========
Ratio of earnings to combined fixed charges and preferred
  stock dividends.................................................                                   1.50
                                                                                                 ========

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits.

Exhibit 12. Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

Exhibit 27.  Financial Data Schedule (filed electronically only)

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



                            GENERAL ELECTRIC CAPITAL CORPORATION
                            ------------------------------------
                                        (Registrant)


Date: November 10, 1995     By:               /s/ J.A. Parke
                                -------------------------------------------
                                J. A. Parke, Senior Vice President, Finance
                                       (Principal Financial Officer)


Date: November 10, 1995     By:              /s/ J.C. Amble
                                -------------------------------------------
                                J. C. Amble, Vice President and Controller
                                       (Principal Accounting Officer)

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

Index to Exhibits

Exhibit No.                                                       Page No.
-----------                                                       --------
12   Computation of ratio of earnings to fixed charges and
     computation of ratio of earnings to combined fixed
     charges and preferred stock dividends.....................        8

27   Financial Data Schedule (filed electronically only)
