Form 10-K405
period 1995-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 1996-03-29
CIK 40554

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-K
                                 ------------
           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                                      OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     For the transition period from    to

                                 ------------
                         Commission file number 1-6461
                                 ------------
                     General Electric Capital Corporation
            (Exact name of registrant as specified in its charter)

           New York                                          13-1500700
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

260 Long Ridge Road, Stamford, Connecticut  06927               (203) 357-4000
(Address of principal executive offices)  (Zip Code)   (Registrant's telephone
                                                   number, including area code)
                                 ------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 25, 1996. None.

At March 25, 1996, 3,837,825 shares of common stock with a par value of $200 were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 1995 are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

    Item  1.   Business..................................................    1
    Item  2.   Properties................................................   12
    Item  3.   Legal Proceedings.........................................   12
    Item  4.   Submission of Matters to a Vote of Security Holders.......   12

PART II

    Item  5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................   12
    Item  6.   Selected Financial Data...................................   13
    Item  7.   Management's Discussion and Analysis of Results of
               Operations................................................   14
    Item  8.   Financial Statements and Supplementary Data...............   24
    Item  9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................   50

PART III

    Item 10.   Directors and Executive Officers of the Registrant........   50
    Item 11.   Executive Compensation....................................   50
    Item 12.   Security Ownership of Certain Beneficial Owners and
               Management................................................   50
    Item 13.   Certain Relationships and Related Transactions............   50

PART IV

    Item 14.   Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K...............................................   50

                                    PART I

Item 1.  Business.

GENERAL

     General Electric Capital Corporation (herein, together with its consolidated affiliates, called "the Corporation" or "GE Capital" unless the context otherwise requires) was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. Until November 1987, the name of the Corporation was General Electric Credit Corporation. All outstanding common stock of the Corporation is owned by General Electric Capital Services, Inc. ("GE Capital Services"), formerly General Electric Financial Services, Inc., the common stock of which is in turn wholly owned by General Electric Company ("GE Company"). The business of the Corporation originally related principally to financing the distribution and sale of consumer and other products of GE Company. Currently, however, the types and brands of products financed and the financial services offered are significantly more diversified. Very little of the financing provided by GE Capital involves products that are manufactured by GE Company.

     The Corporation operates in four financing industry segments and in a specialty insurance industry segment. GE Capital's financing activities include a full range of leasing, lending, equipment management services and annuities. The Corporation's specialty insurance activities include providing financial guaranty insurance, principally on municipal bonds and structured finance issues, private mortgage insurance and creditor insurance covering international customer loan repayments. The Corporation is an equity investor in a retail organization and certain other service and financial services organizations. GE Capital's operations are subject to a variety of regulations in their respective jurisdictions.

     Services of the Corporation are offered primarily in the United States, Canada, Europe and the Pacific rim. The Corporation's principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number (203) 357-4000). At December 31, 1995 the Corporation employed approximately 37,000 persons.

     The Corporation's principal assets are classified as time sales and loans, investment in financing leases, equipment on operating leases and investment securities. The following table presents, by industry segment, these principal financing products which, together with other assets, comprise the Corporation's total assets at December 31, 1995 and 1994.

TOTAL ASSETS BY SEGMENT

                                                                            1995
                                          --------------------------------------------------------------------
                                           Time                         Net                  Allow.
                                           sales                     investment               for
                                            and            Net           in                  losses
                                           loans,      investment    equipment                and
                                           net of          in            on                   all
                                          deferred      financing    operating   Investment  other       Total
(In millions)                              income        leases        leases    securities  assets      assets
                                          --------     ----------    ----------  ----------  -------    --------
CONSUMER SERVICES
  GNA...................................  $  1,601                               $ 16,149    $3,683    $ 21,433
  Auto Financial Services...............     5,555     $ 12,461       $  161          112     2,054      20,343
  Retailer Financial Services...........    14,427                                              825      15,252
  Global Consumer Finance...............     6,146                                     64       960       7,170
  Mortgage Servicing....................     1,078                                    373     3,956       5,407
  Consumer Financial Services...........     3,364                                     31        67       3,462
  Other.................................         9                                                            9
                                          --------     --------     --------     --------  --------    --------
   Total................................    32,180       12,461          161       16,729    11,545      73,076

SPECIALIZED FINANCING
  Commercial Real Estate................    11,804           37                        57     3,901      15,799
  Global Project and Structured
   Finance..............................     1,732        5,047          627          873       744       9,023
  Commercial Finance....................     4,272                                    149       268       4,689
  Equity Capital Group..................       249                                     47       411         707
  Other.................................        17                                      5        45          67
                                          --------     --------     --------     --------  --------    --------
   Total................................    18,074        5,084          627        1,131     5,369      30,285

EQUIPMENT MANAGEMENT
  Aviation Services.....................       919        3,115        4,219          319       251       8,823
  Fleet Services........................       262        2,883        1,713                  1,173       6,031
  Genstar Container.....................                    363        2,526                    314       3,203
  Transport International Pool..........                    128        1,433                    421       1,982
  Railcar Services......................                    318        1,182                     95       1,595
  Technology Management Services........        78          357          522                    588       1,545
  Satellite Telecommunications
   Services.............................                                                        801         801
  Modular Space.........................                     29          529                    203         761
  Other.................................                      2                                 329         331
                                          --------     --------     --------     --------   -------    --------
    Total...............................     1,259        7,195       12,124          319     4,175      25,072

MID-MARKET FINANCING
  Commercial Equipment Financing........     5,229        6,713          800           70       562      13,374
  Vendor Financial Services.............     1,576        4,691           81                    537       6,885
  GE Capital--Hawaii....................     1,084           56                         9         8       1,157
  Other.................................                                                8       141         149
                                          --------     --------     --------     --------  --------    --------
  Total.................................     7,889       11,460          881           87     1,248      21,565

SPECIALTY INSURANCE.....................       189                                  8,084     1,568       9,841
CORPORATE...............................                                              641       345         986
                                          --------     --------     --------     --------   -------    --------

    TOTAL...............................  $ 59,591     $ 36,200     $ 13,793     $ 26,991  $ 24,250    $160,825
                                          ========     ========     ========     ========  ========    ========

                                                                        1994
                                          --------------------------------------------------------------------
                                           Time                         Net                  Allow.
                                           sales                     investment               for
                                            and            Net           in                  losses
                                           loans,      investment    equipment                and
                                           net of          in            on                   all
                                          deferred      financing    operating   Investment  other      Total
(In millions)                              income        leases        leases    securities  assets     assets
                                          --------     ----------    ----------  ----------  -------    ------
CONSUMER SERVICES
  GNA...................................  $  1,377                               $ 13,327  $  1,816  $ 16,520
  Auto Financial Services...............     3,682     $   7,473    $    124                    222    11,501
  Retailer Financial Services...........    13,210                                              722    13,932
  Global Consumer Finance...............     3,407                                     53       550     4,010
  Mortgage Servicing....................     1,231                                    382     3,507     5,120
  Consumer Financial Services...........     2,512                                     23        35     2,570
  Other.................................       123                                              395       518
                                          --------     --------     --------     --------  --------  --------
   Total................................    25,542        7,473          124       13,785     7,247    54,171

SPECIALIZED FINANCING
  Commercial Real Estate................    11,833           36                        55     3,369    15,293
  Global Project and Structured
   Finance..............................     1,758        4,780          448          432       496     7,914
  Commercial Finance....................     3,900                                    109       184     4,193
  Equity Capital Group..................       302                                     90       357       749
  Other.................................
                                          --------     --------     --------     --------  --------  --------
   Total................................    17,793        4,816          448          686     4,406    28,149

EQUIPMENT MANAGEMENT
  Aviation Services.....................       919        2,901        3,750          328       281     8,179
  Fleet Services........................       360        2,252        1,795                    867     5,274
  Genstar Container.....................                    459        2,687                    269     3,415
  Transport International Pool..........                     96        1,104                    279     1,479
  Railcar Services......................                    342        1,041            2       164     1,549
  Technology Management Services........       111          374          393                    436     1,314
  Satellite Telecommunications
   Services.............................                                                        600       600
  Modular Space.........................                     16          484                    165       665
  Other.................................                                 401                    321       722
                                          --------     --------     --------     --------  --------  --------
    Total...............................     1,390        6,440       11,655          330     3,382    23,197

MID-MARKET FINANCING
  Commercial Equipment Financing........     2,995        6,235          596            2       357    10,185
  Vendor Financial Services.............     1,252        3,377           28                    376     5,033
  GE Capital--Hawaii....................     1,049           57                                   7     1,113
  Other.................................                                                         36        36
                                          --------     --------     --------     --------  --------  --------
  Total.................................     5,296        9,669          624            2       776    16,367

SPECIALTY INSURANCE.....................                                            5,447     1,190     6,637
CORPORATE...............................                                            1,958       425     2,383
                                          --------     --------     --------     --------  --------  --------

    TOTAL...............................  $ 50,021     $ 28,398     $ 12,851     $ 22,208  $ 17,426  $130,904
                                          ========     ========     ========     ========  ========  ========

INDUSTRY SEGMENTS

     The Corporation provides a wide variety of financing, asset management, and insurance products and services which are organized into the following industry segments:

     Consumer Services--private-label and bank credit card loans, personal loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing and annuity and mutual fund sales.

     Specialized Financing--loans and financing leases for major capital assets, including industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in management buy-outs, including those with high leverage, and corporate recapitalizations.

     Equipment Management--leases, loans and asset management services for portfolios of commercial and transportation equipment including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, ocean-going containers and satellites.

     Mid-Market Financing--loans and leases for middle-market customers including manufacturers, distributors and end users, of a variety of commercial equipment, including data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.

     Specialty Insurance--financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance; and creditor insurance covering international customer loan repayments.

     Refer to Item 7, "Management's Discussion and Analysis of Results of Operations," in this Form 10-K for discussion of the Corporation's Portfolio Quality. A description of GE Capital's principal businesses by industry segment follows:

CONSUMER SERVICES

GNA

     GNA writes and markets tax-deferred, structured and immediate annuities, traditional and universal life insurance, accident and health insurance including long-term care insurance and sells proprietary and third party mutual funds through independent and captive agents and financial institutions. In 1995, GNA acquired AMEX Life Assurance Company's long-term care insurance business, as well as its long-term disability, corporate owned life insurance and accidental death insurance businesses.

     GNA is headquartered in Seattle, Washington.

Auto Financial Services

     Auto Financial Services ("AFS") is a full service provider of automobile financing for automobile dealers, manufacturers and their customers in North America, Europe and Asia.

     In the United States, AFS is the leading independent auto lessor and provides leasing products for new automobiles and the growing used automobile leasing market. During 1995, AFS entered the sub-prime loan financing market through the start-up of a new business, Customized Auto Credit Services. AFS provides the private label financing for American Isuzu Motors, Inc. and is a joint venture partner with Volvo of North America. In addition, AFS provides inventory financing programs and direct loans to segments of the automotive industry, including dealers, rental car companies and leasing companies.

     In 1995, AFS expanded its European presence through acquisitions of Credit de l'Est and Sovac SA in France, and Filea S.p.A in Italy. Other European businesses include Mercurbank (Austria), GE Capital Motor Finance (United Kingdom), Finanzia (Spain) and Skandic-Bilfinans (Sweden).

     AFS is active in the Asian automotive market through equity investments in ASTRA Sedaya Finance (Indonesia), Taiwan Acceptance Corporation, United Merchants Finance Private Ltd. (Singapore), United Motor Works (Malaysia), GS Capital Corporation (Thailand) and through majority ownership (80%) of Australian Guarantee Limited (Taiwan). In 1995, AFS acquired 100% of United Merchants Finance Ltd. (Hong Kong) and continues to provide financing under the name GE Capital Finance Ltd.

     AFS is headquartered in Barrington, Illinois.

Retailer Financial Services

     Retailer Financial Services ("RFS") provides sales financing services to distribution chains for various consumer industries. Financing plans differ considerably by client, but fall into two major categories: customized private-label credit card programs with retailers and inventory financing programs with manufacturers, distributors and retailers.

     RFS purchases consumer receivables from retailers, primarily in the United States and Canada, most of whom sell a variety of products of various manufacturers on a time sales basis. The terms for these financing plans differ according to the size of contract and credit standing of the customer. Maximum maturities ordinarily do not exceed 40 months. RFS generally maintains a security interest in the merchandise financed. Financing is provided to consumers under contractual arrangements both with and without recourse to retailers. RFS' wide range of financial services includes application processing, sales authorization, statement billings, customer services and collection services.

     RFS provides inventory financing for retailers primarily in the appliance and consumer electronics industries. RFS maintains a security interest in the inventory and, as part of the agreement, retailers are required to provide insurance coverage for the merchandise financed.

     GE Capital Credit Services ("GECCS") is a services venture which provides statement printing, mailing, remittance processing, credit card embossing, and specialized collections services to over 75 million accounts. GECCS offers services to the banking, utilities, telecommunications, insurance and transportation industries.

     RFS is headquartered in Stamford, Connecticut.

Global Consumer Finance

     Global Consumer Finance ("GCF") is a leading provider of credit services to non-U.S. retailers and consumers. GCF provides private label credit cards and proprietary credit services to retailers in Europe & Asia, as well as offering a variety of direct-to-the-consumer credit programs such as consumer loans, bankcards and credit insurance.

     GCF provides financing to consumers in the United Kingdom under contractual arrangements with retailers. GCF's wide range of proprietary financial services includes private label credit cards, credit promotion and accounting services, billing (in the store's name) and customer credit and collection services. Similar services are provided through GCF operations in Japan, Scandinavia, Austria and Thailand and joint ventures in Spain, Indonesia and India. GCF also provides consumers with MasterCard (registered trademark) products.

     During 1995, GCF acquired operations that provide credit card services and consumer loans in Germany, Australia and Poland. Service Bank provides financial services to German consumers through its branch offices located inside Metro Group stores. With the acquisition of the credit card operations of Coles Myer Ltd., GCF entered the Australian private label retail credit market. GCF entered the Eastern European financial services markets through its purchase of Solidarnosc Chase D.T. Bank in Poland.

     GCF is headquartered in Stamford, Connecticut.

Mortgage Servicing

     GE Capital Mortgage Services, Inc. ("GECMSI"), wholly owned by GE Capital Mortgage Corporation ("GECMC"), is engaged in the business of servicing residential mortgage loans collateralized by one-to-four-family homes located throughout the United States. GECMSI obtains servicing through the purchase of mortgage loans and servicing rights, and packages the loans it purchases into mortgage-backed securities which it sells to investors. GECMSI also originates and services home equity loans.

     GECMSI is headquartered in Cherry Hill, New Jersey.

Consumer Financial Services

     Consumer Financial Services ("CFS") issues and services MasterCard (registered trademark)and Visa (registered trademark)products originated through direct mail campaigns, private-label credit card conversions, telemarketing and point-of-sale applications. CFS also issues and services the GE Capital Corporate Card, providing payment and information systems to help medium and large-size companies reduce travel costs, and the GE Capital Purchasing Card, which helps companies streamline purchasing and accounts payable processes.

     CFS originates, acquires and services home equity loans and lines of credit, and services HUD-insured home improvement loans.

     In addition to its headquarters in Mason, Ohio, CFS also has offices in Connecticut, New Jersey, Ohio and Utah.

SPECIALIZED FINANCING

Commercial Real Estate

     Commercial Real Estate Financing and Services ("CRE") provides funds for the acquisition, refinancing and renovation of a wide range of commercial and residential properties located throughout the United States, and, to a lesser extent, in Canada, Mexico and Europe. CRE also provides asset management services to real estate investors and selected services to real estate owners.

     Lending is a major portion of CRE's business in the form of intermediate-term senior or subordinated fixed and floating-rate loans secured by existing income-producing commercial properties such as office buildings, rental apartments, shopping centers, industrial buildings, mobile home parks, hotels and warehouses. Loans range in amount from single-property mortgages typically greater than $5 million to multi-property portfolios of several hundred million dollars. Approximately 90% of all loans are senior mortgages.

     During 1995, CRE continued to broaden its investment base by buying or providing restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, and tax-exempt bonds.

     CRE also offers a variety of real estate management services to outside investors, institutions, corporations, investment banks, and others through its GE Capital Realty Group subsidiary. Services include acquisitions and dispositions, strategic asset positioning, asset restructuring, facilities management and loan servicing. CRE, through its GE Capital-ResCom venture, also offers owners of multi-family housing ways to reduce costs and enhance value in properties by offering buying services (e.g. lighting, appliances) and bundled telecommunications and video services.

     CRE has offices located throughout the United States, as well as offices in Canada, Mexico, Singapore, Sweden, and throughout the United Kingdom, in addition to its headquarters in Stamford, Connecticut.

Global Project and Structured Finance

     Global Project and Structured Finance ("GPSF") provides financing for major capital investments in the energy, industrial and infrastructure sectors, historically concentrating in the United States market but more recently conducting business in Asia, Latin America and Europe. At year-end 1995, GPSF's portfolio included investments in energy-related facilities, industrial facilities and equipment, infrastructure projects, telecommunications equipment, railcars and marine vessels.

     At December 31, 1995, GPSF's portfolio consisted of finance leases (both direct financing and leveraged leases), operating leases, loans (both senior and subordinated) and equity investments (including collateralized, sinking fund and adjustable rate preferred stock, joint ventures, and partnerships). The portfolio is generally secured by liens on the financial assets, preferred mortgages, assignments of earnings, insurance, guarantees, and rights to cash flow streams.

     GPSF provides syndication and private placement services for GE Capital and GE Company transactions. When such services are performed, GPSF typically retains a portion of the transaction and places the remainder with one or more other financial institutions.

     In addition to its Stamford, Connecticut headquarters, GPSF has offices in Mexico, the United Kingdom, Singapore, Hong Kong, China and India.

Commercial Finance

     Commercial Finance ("CF") provides revolving and term debt financing for working capital and capital expansion. The portfolio is diversified with approximately 140 accounts dispersed throughout the United States and, to a lesser degree, Canada and Europe. Loans range in amount from $5 million to several hundred million dollars, and represent investments in the cable television/media, retail, healthcare, manufacturing and food and beverage industries. CF is active in the loan syndication market, selling and occasionally purchasing participations in leveraged transactions.

     CF has offices throughout the United States including its headquarters in Stamford, Connecticut and plans to open its European office in the United Kingdom.

Equity Capital Group

     Equity Capital Group ("ECG") purchases equity investments, primarily convertible preferred and common stock investments including, in some cases, stock warrants convertible into equity ownership. ECG's primary objective is to realize long-term capital appreciation. Investments include the retail, financial services, healthcare, food and beverage, cable and broadcasting industries.

     The portfolio is geographically diversified with customers located throughout the United States, as well as in Canada and Europe.

     ECG is headquartered in Stamford, Connecticut.

EQUIPMENT MANAGEMENT

Aviation Services

     GE Capital Aviation Services ("GECAS") is a global commercial aviation financial services business that offers a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors. Financial products include financing leases, operating leases, tax-advantaged and other incentive-based financing. GECAS also provides asset management, marketing, and technical support services to aircraft owners, lenders and investors.

     At December 31, 1995, the GECAS fleet comprised 890 owned and managed aircraft on lease to 157 customers in 54 countries.

     GECAS has offices in California, Ireland and a number of other locations worldwide including Great Britain, China, Hong Kong and Singapore and is headquartered in Stamford, Connecticut.

Fleet Services

     GE Capital Fleet Services ("GECFS") is the leading corporate fleet management company in North America and Europe with 750,000 cars, trucks and specialty vehicles under lease and service management. GECFS offers finance and operating leases to several thousand customers with an average lease term of 33 months. The primary product in North America is a Terminal Rental Adjustment Clause (TRAC) lease through which the customer assumes the residual risk - that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which GECFS assumes residual risk. In addition to the services directly associated with the lease, GECFS offers fleet management services designed to reduce customers' total fleet management costs. These services include, among others, maintenance management programs, accident services, national account purchasing programs, fuel programs, title and licensing services and safety programs. GECFS' customer base is diversified with respect to industry and geography and includes many Fortune 500 companies.

     During 1995, GECFS added 13,000 vehicles to its European fleet, which now totals 175,000 vehicles, with the purchase of Leasecontracts, plc in the United Kingdom.

     GECFS' headquarters are located in Eden Prairie, Minnesota.

Genstar Container

     Genstar Container Corporation ("Genstar") is the world's largest lessor of intermodal shipping containers. Genstar maintains a fleet of over 1,300,000 TEU ('twenty-foot equivalent units') of dry-cargo, refrigerated and specialized containers for global intermodal cargo transport. Lessees are primarily shipping lines which lease on a long-term or master lease basis.

     Genstar is headquartered in San Francisco, California.

Transport International Pool

     Transport International Pool ("TIP") is the leading trailer specialist offering diverse trailer programs and associated services. TIP's fleet of over 100,000 dry freight, refrigerated and double vans, flatbeds and specialized trailers is available for rent, lease or purchase at over 180 locations in the United States, Canada, Mexico and Europe. TIP also finances new and used trailers, buys trailer fleets, and structures sale-leaseback transactions. TIP's customer base comprises trucking companies, manufacturers and retailers worldwide.

     TIP is headquartered in Devon, Pennsylvania.

Railcar Services

     General Electric Railcar Services Corporation ("GERSCO") has a fleet of approximately 140,000 railcars leased to others in North America, principally under operating leases. Railcar maintenance and repair services are provided by General Electric Railcar Repair Services Corporation, a wholly-owned affiliate of GERSCO, at its 15 repair centers in the United States and Canada.

     GERSCO is headquartered in Chicago, Illinois.

Technology Management Services

     GE Capital Technology Management Services ("GE Capital TMS"), is a leader in providing a broad spectrum of services that enable customers to utilize information technology more efficiently by combining consulting, services and financing options to help businesses plan, acquire, manage and refresh technology assets. These services and financing options include, among others, acquisition, leasing, rental, installation, help desk network services, audio visual rental and show services, and test equipment rental, repair and calibration services.

     During 1995, GE Capital TMS assumed responsibility for GE Capital's Commercial Processing Service Center, an information technology data center and outsourcing provider, and established the Network and Asset Management business unit, enhancing GE Capital TMS' information technology help desk and network service capabilities. Also, in 1995, GE Capital TMS acquired Andersen Consulting's OM/NI Solution Center as part of an alliance formed between GE Capital TMS and Andersen Consulting designed to promote full service information technology.

     GE Capital TMS is headquartered in Norcross, Georgia, and has other principal locations in Canada and California.

Satellite Telecommunications Services

     GE American Communications ("GE Americom") is a leading satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, broadcast radio, business information and integrated communications services for government and commercial customers. GE Americom operates 13 communications satellites and maintains a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities. GE Americom's GE Capital Spacenet Services business offers a full range of one-way and two-way Very Small Aperture Terminal (VSAT) network products and services.

     GE Americom is headquartered in Princeton, New Jersey.

Modular Space

     GE Capital Modular Space ("GECMS") maintains a fleet of approximately 68,000 non-residential relocatable modular structures for rental, lease and sale from over 100 facilities in North America and Europe. Markets served include construction, education, healthcare, financial, commercial, institutional and government. GECMS' operating leases average 12-18 months.

     During 1995, GECMS acquired the fleet assets of HOB Units, N.V. in Europe and Elder Equipment Leasing, Inc. in the U.S.

     GECMS is headquartered in Malvern, Pennsylvania.

MID-MARKET FINANCING

Commercial Equipment Financing

     Commercial Equipment Financing ("CEF") offers a broad line of financial products including leases, loans and municipal financing to middle-market customers including manufacturers, distributors, dealers and end-users. Products are designed to meet customers' financing needs and are either held for CEF's own account or brokered to third parties.

     Generally, transactions range in size from $50 thousand to $50 million, with financing terms from 36 to 120 months. CEF also maintains an asset management operation that both redeploys off-lease equipment and monitors asset values.

     The portfolio includes loans and leases for vehicles, manufacturing equipment, corporate aircraft, construction equipment, medical diagnostic equipment, office equipment, telecommunications equipment and electronics.

     CEF operates from offices throughout the United States, Puerto Rico, Canada, Mexico, Europe, India and Asia and through joint ventures in Indonesia and China. CEF is headquartered in Danbury, Connecticut.

Vendor Financial Services

     Vendor Financial Services ("VFS") provides captive financing services to over 75 equipment manufacturers in 22 countries and 3,500 distributors and dealers in seven countries. Customers include telecommunications, information technology, healthcare, manufacturing and office equipment businesses. Financing programs are tailored to meet the individual needs of each manufacturer and distributor and include sales force training, marketing support and customized financing products. Funding, billing, collections and other related services are provided by several highly automated service operations around the world. VFS' typical transaction size ranges from $2,000 to $150,000, with typical terms between 36 to 60 months. Security interests are generally maintained in the assets being financed.

     During 1995, VFS acquired Pallas Leasing Group located in the United Kingdom. Pallas provides financing services to leading manufacturers, dealers and distributors in the telecommunications, information technology and office equipment industries.

     Sales offices are located worldwide at sites that include the United States, Canada, the United Kingdom, Spain, Sweden, Mexico, France, Hong Kong, India and elsewhere in Asia. VFS is headquartered in Danbury, Connecticut.

GE Capital Hawaii

     GE Capital Hawaii Inc. ("GECH") operates in the state of Hawaii and territory of Guam. Through a network of 10 branch offices, GECH offers commercial and residential real estate loans, auto and equipment leasing, inventory financing and equity lines of credit.

     GECH is headquartered in Honolulu, Hawaii.

SPECIALTY INSURANCE

Financial Guaranty Insurance

     FGIC Corporation ("FGIC"), through its wholly-owned subsidiary Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues and bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain structured debt issues in the taxable market. The guaranteed principal, after reinsurance, amounted to approximately $99 billion at December 31, 1995. Approximately 87% of the business written to date by Financial Guaranty has been municipal bond insurance.

     Companies affiliated with Financial Guaranty offer a variety of other services to state and local governments and agencies. These affiliates provide liquidity facilities in variable-rate transactions, municipal investment products and cash management services.

     FGIC is headquartered in New York, New York.

Mortgage Insurance

     GE Capital Mortgage Insurance is engaged principally in providing residential mortgage guaranty insurance. Operating in 25 field locations, GE Capital Mortgage Insurance is licensed in 50 states and the District of Columbia and, at December 31, 1995, was the primary insurance carrier for over 1,305,000 residential homes, with total insurance in force aggregating approximately $160 billion and total risk in force aggregating approximately $33 billion. When a claim is received, GE Capital Mortgage Insurance proceeds by either paying a guaranteed percentage based on the specified coverage, or paying the mortgage and delinquent interest, taking title to the property and arranging for its sale. In 1995, GE Capital Mortgage Insurance also began providing mortgage quaranty insurance in the United Kingdom and Canada.

     GE Capital Mortgage Insurance is headquartered in Raleigh, North Carolina.

Creditor Insurance

     Consolidated Financial Insurance ("CFI"), headquartered in Brentford, Middlesex, England, provides creditor insurance in the European Union. The insurance, which covers loan repayments, is sold through banks, building societies and other lenders to retail borrowers.

Insurance Services

     Heritage Insurance Group primarily comprises a California property and casualty company and an Arizona life insurance company. Heritage is licensed to offer life, accident and health and property coverage in the District of Columbia and all states except New York. Viking Insurance Company, based in Bermuda, provides life, property and casualty reinsurance coverage. Other GE Capital Insurance Services' operations market and distribute insurance-related products through direct brokerage and agent networks.

     Insurance Services is headquartered in Stamford, Connecticut.

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

Item 6.      Selected Financial Data.

     The following selected financial data should be read in conjunction with the financial statements of GE Capital and consolidated affiliates and the related notes to consolidated financial statements.

Year ended December 31,
                                 ------------------------------------------------------
                                   1995       1994        1993       1992        1991
(Dollar amounts in millions)     -------    --------    --------   --------   ---------
Earned income................... $ 21,179   $ 16,923    $ 14,444   $ 12,250    $ 11,328

Net earnings....................    2,261      1,918       1,478      1,251       1,125

Return on common equity<F1>
 <F2>...........................    19.89%     19.59%      17.14%     16.17%      16.63%
Ratio of earnings to fixed
 charges........................     1.51       1.63        1.62       1.44        1.34
Ratio of earnings to combined
 fixed charges and preferred
 stock dividends................     1.49       1.62        1.60       1.43        1.32
Ratio of debt to equity<F1>.....     7.89       7.94        7.96       7.91        7.80

Financing receivables--net...... $ 93,272   $ 76,357    $ 63,948   $ 59,388    $ 55,752

Percent of allowance for losses
 on financing receivables to
 total financing receivables....     2.63%      2.63%       2.63%      2.63%      2.63%

Total assets.................... $160,825   $130,904    $117,939   $ 92,632    $ 80,528

Short-term borrowings...........   59,264     54,579      52,903     48,492      43,152
Long-term senior notes.........    47,794     33,615      25,112     21,182      17,946
Long-term subordinated notes...       697        697         697        697         325
Minority interest...............      703        615         426        123          -
Equity<F3>......................   14,202     10,540      10,370      8,892       7,872

<F1> Equity excludes unrealized gains and losses on investment securities, net of tax.

<F2> Return on common equity is calculated using earnings from continuing operations. Earnings are adjusted for preferred stock dividends and equity excludes preferred stock.

<F3> The Corporation adopted Statement of Financial Accounting Standards
 ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, on December 31, 1993, resulting in the inclusion in equity, net of tax, of net unrealized gains on investment securities of $543 million, net unrealized losses of $655 million and unrealized gains of $485 million at December 31, 1995, 1994 and 1993, respectively.


Item 7.  Management's Discussion and Analysis of Results of Operations.

Overview

     The Corporation's net earnings for 1995 were $2,261 million, which, after payment of dividends on its variable cumulative preferred stock, resulted in a contribution of $2,204 million to GE Capital Services' 1995 net earnings, an increase of 17% over 1994. Net earnings for 1994 were $1,918 million, which, after payment of dividends on its variable cumulative preferred stock, resulted in a contribution to GE Capital Services' 1994 net earnings of $1,888 million, an increase of 30% over 1993.

     Earnings growth during 1995 reflected strong performances from the financing segments. Asset growth, with approximately equal contributions from origination volume and from acquisitions of businesses and portfolios, was a significant contributing factor. The 1995 increase in earnings was partially offset by a decrease in financing spreads (the excess of yields over interest rates on borrowings) as the increase in borrowing rates outpaced the improvements in yields. The increase in 1994 earnings resulted from asset growth, improved financing spreads and asset quality along with a full year of earnings relating to the 1993 mid-year acquisition of the annuity business. In addition, financing spreads increased in 1994, when borrowing rates declined substantially.

     Earnings from the Corporation's Specialty Insurance businesses increased in 1995, principally because there was no current-year counterpart to the 1994 adverse loss development in private mortgage pool insurance. Earnings declined during 1994 in the Specialty Insurance segment primarily due to private mortgage pool insurance losses.

Operating Results

     Earned income from all sources increased 25% to $21,179 million in 1995, following a 17% increase in 1994. Asset growth in each of the Corporation's financing segments was the primary reason for increased income from time sales, loans, financing leases and operating lease rentals in both 1995 and 1994. Yields on related assets increased during 1995 and 1994 after holding essentially flat in 1993.

     Gains on sales of warrants and other equity interests obtained in connection with certain loans and sales of certain assets, including real estate investments, contributed $381 million to pre-tax income in 1995, compared with $453 million in 1994 and $647 million in 1993.

     Earned income of the Corporation's Specialty Insurance segment increased 10% to $2,174 million in 1995 compared with $1,976 million in 1994 reflecting premium growth and improved investment results. Earned income during 1994 was essentially flat compared with 1993 reflecting steady growth in premium revenue offset by a reduction in assumed life reinsurance.

     The correlation between interest rate changes and financing spreads is subject to many factors and cannot be forecasted with reliability. Although not necessarily relevant to future effects, management estimates that, all else constant, an increase of 100 basis points in interest rates for all of 1995 would have reduced net earnings by approximately $60 million.

     Interest expense on borrowings in 1995 was $6.5 billion, 46% higher than in 1994 which was 28% higher than in 1993. Increases in 1995 and 1994 reflected the effects of higher average borrowings used to finance asset growth as well as the effects of higher interest rates. Part of the 1995 increase resulted from a shift during the year to longer-term funding. The composite interest rate on the Corporation's borrowings was 6.77% in 1995 compared with 5.47% in 1994 and 4.97% in 1993

     Operating and administrative expenses were $6.2 billion in 1995, a 15% increase over 1994, which was 9% higher than 1993, primarily reflecting higher investment levels and costs associated with acquired businesses and portfolios over the past two years. These increases were partially offset by reductions in provisions for losses on investments charged to operating and administrative expenses, principally those relating to commercial real estate assets during 1995 and a combination of commercial real estate assets, highly leveraged transactions and commercial aircraft during 1994.

     Insurance losses and policyholder and annuity benefits increased 19% to $2.0 billion in 1995, compared with a 36% increase to $1.7 billion in 1994. The 1995 and 1994 increases primarily resulted from annuity benefits credited to customers of the annuity businesses acquired during 1994 and 1993, respectively. The 1994 increase also included adverse loss development in private mortgage pool insurance, particularly related to the effects of poor economic conditions and housing value declines in southern California. This 1994 increase was partially offset by lower policyholder benefits in the life reinsurance business resulting from reduced assumed volume.

     Provision for losses on financing receivables increased to $1,117 million in 1995 from $873 million in 1994, which decreased from $987 million in 1993. These provisions principally related to private-label credit cards, bank credit cards, auto loans and auto leases in the Consumer Segment along with commercial real estate loans, all of which are discussed below under Portfolio Quality.

     Depreciation and amortization of buildings and equipment and equipment on operating leases increased 21% to $2,001 million in 1995 compared with $1,657 million in 1994, a 4% increase over 1993. The increase in both years was the result of additions to equipment on operating leases through origination volume as well as business and portfolio acquisitions.

     Provision for income taxes was $1,071 million in 1995 (an effective tax rate of 32.2%), compared with $896 million in 1994 (an effective tax rate of 31.8%), and $664 million in 1993 (an effective tax rate of 31.0%). The higher provision for income taxes in both 1995 and 1994 reflected increased pre-tax earnings subject to statutory tax rates. The marginal increase in the 1995 effective tax rate resulted primarily from proportionately lower tax-exempt income, partially offset by an increase in dividends received which are not fully taxable. Increases affecting the effective tax rate in 1994, compared with 1993, included proportionately lower tax-exempt income and an increase in state and local income taxes. In addition, there was no 1994 counterpart to the effects of certain 1993 financing transactions that reduced the Corporation's obligation for deferred taxes. These increases were offset by the absence of a 1994 counterpart to the unfavorable effects of the 1993 increase of 1% in the U.S. federal income tax rate.

Operating profit by industry segment

     Operating profit of the Corporation, by industry segment, is summarized in note 15 to the consolidated financial statements and discussed below.

     Consumer Services operating profit was $1,030 million in 1995, compared with $1,067 million in 1994, and $709 million in 1993. Strong performances during 1995 in the bank credit card, annuity and non-U.S. private label credit card businesses, resulting primarily from acquisition growth, were offset by losses from adverse market conditions in the mortgage servicing business. The strong 1994 growth in operating profit resulted from origination and acquisition growth in the auto leasing business and the private-label and bank credit card businesses. In addition, the operations of the annuity business, purchased in 1993, were included for a full year in 1994.

     Specialized Financing operating profit increased to $651 million in 1995 from $513 million in 1994, which increased 40% over 1993. The 1995 increase resulted from lower provisions for losses, particularly in the commercial real estate business, and increased end-of-lease residual realization. The increase in 1994 principally reflected much lower provisions for losses on highly leveraged investments and commercial real estate assets.

     Equipment Management operating profit increased to $897 million in 1995 from $624 million in 1994, which was up from $246 million in 1993. Increases in both years reflected higher volume in most businesses, largely the result of portfolio and business acquisitions. The 1995 increase also resulted from increased prices at the trailer, modular space and railcar businesses along with the sale of an outdoor media business. The 1994 increase also reflected improved trailer, container and railcar utilization, and reduced expenses associated with redeployment and refurbishment of owned aircraft compared with 1993.

     Mid-Market Financing operating profit increased slightly to $445 million in 1995 compared with $435 million in 1994 primarily due to continued asset growth partially offset by reduced financing spreads. Operating profit during 1994 increased 7% over 1993 reflecting higher levels of invested assets, primarily as a result of business and portfolio acquisitions and increased financing spreads.

     Specialty Insurance operating profit increased to $341 million in 1995 from $188 million in 1994, principally because there was no current-year counterpart to the 1994 adverse loss development in private mortgage pool insurance, the result of poor economic conditions and housing value declines in southern California. 1994 operating profit declined from $422 million in 1993 as private mortgage pool insurance losses more than offset operating profit increases in other parts of the segment, including primary mortgage insurance.

Capital Resources and Liquidity

Statement of Financial Position

     Investment securities for each of the past two years comprised mainly investment-grade debt securities held by the Corporation's specialty insurance and annuity businesses in support of obligations to policyholders and annuitants. The increase of $4.8 billion during 1995 was principally related to acquisitions, increases in fair value resulting from lower year-end interest rates and investment of premiums.

     Financing receivables were $93.3 billion at year-end 1995, net of allowance for doubtful accounts, up $16.9 billion over 1994. These receivables are discussed on page 21 and in notes 3 and 4 to the consolidated financial statements.

     Other receivables were $6.4 billion and $3.6 billion at December 31, 1995 and 1994, respectively. The 1995 increase was almost entirely attributable to premiums receivable and reinsurance recoverables, reflecting acquired businesses and a general increase in underwriting activity.

     Equipment on operating leases was $13.8 billion at December 31, 1995, up $942 million from 1994. Details by category of investment can be found in note 5 to the consolidated financial statements. Additions to equipment on operating leases were $4.5 billion during 1995 and $5.6 billion during 1994.

     Other assets totaled $17.6 billion at year-end 1995, an increase of $3.4 billion from the end of 1994. $1.0 billion of the increase relates to goodwill attributable to various acquisitions, none of which was individually significant. The remaining increase of $2.4 billion related principally to acquisitions.

     Insurance liabilities, reserves and annuity benefits were $22.4 billion at year-end 1995, $3.8 billion higher than in 1994. The increase was primarily attributable to acquisitions.

     Borrowings were $107.8 billion at December 31, 1995, of which $59.3 billion is due in 1996 and $48.5 billion is due in subsequent years.
Comparable amounts at the end of 1994 were $88.9 billion in total, $54.6 billion due within one year and $34.3 billion due thereafter. A large portion of the Corporation's borrowings ($38.3 billion and 41.2 billion at the end of 1995 and 1994, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of the Corporation's commercial paper were 41 days and 5.88%, respectively, at the end of 1995 compared with 45 days and 5.90% at the end of 1994. The Corporation's leverage (ratio of debt to equity, excluding from equity all unrealized gains and losses on investment securities, net of tax) was 7.89 to 1 at the end of 1995, compared with 7.94 to 1 at the end of 1994. By comparison, including in equity all unrealized gains and losses on investment securities, net of tax, the Corporation's ratio of debt to equity was 7.59 to 1 at the end of 1995, compared with 8.43 to 1 at the end of 1994.

     GE Company has committed to make contributions to the Corporation in the event of either a significant, specified decrease in the ratio of GE Capital's earnings to fixed charges or a failure to maintain a specified debt-to-equity ratio in the event certain of the Corporation's preferred stock is redeemed.

GE Company also has guaranteed the Corporation's subordinated debt with a face amount of $700 million at December 31, 1995 and 1994. Management believes the likelihood that GE Company will be required to make contributions or payments under either the commitments or the guarantees is remote.

Statement of Cash Flows

     The Corporation's primary source of cash is financing activity involving the continued rollover of short-term borrowings and appropriate addition of borrowings, with a reasonable balance of maturities. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have decreased by $5.9 billion. New borrowings of $74.2 billion having maturities longer than 90 days were added during those years, while $38.3 billion of such longer-term borrowings were retired. The Corporation also generated $19.8 billion of cash from operating activities during the last three years.

     The Corporation's principal use of cash has been investing in assets to grow its businesses. Of the $49.0 billion that the Corporation invested in operations over the past three years, $25.0 billion was used for additions to financing receivables, $13.5 billion was used to invest in new equipment, principally for lease to others, and $8.8 billion was used for acquisitions of new businesses.

     With the financial flexibility that comes with excellent credit ratings, management believes the Corporation should be well positioned to meet the global needs of its customers for capital and to continue growing its diversified asset base.

Interest Rate and Currency Risk Management

     The Corporation uses various financial instruments, particularly interest rate, currency and basis swaps, but also options and currency forwards, to manage risks. The Corporation is exclusively an end user of these instruments, which are commonly referred to as derivatives. The Corporation does not engage in any derivatives trading, market-making or other speculative activities in the derivative markets.

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

     These financial instruments allow the Corporation to lower its cost of funds by substituting credit risk for interest rate and currency risks. Since the Corporation's principal use of such swaps is to optimize funding costs, changes in interest rates and exchange rates underlying swaps would not be expected to have a material impact on the Corporation's financial position or results of operations. The Corporation conducts almost all activities with these instruments in the over-the-counter markets.

     The Corporation is exposed to prepayment risk in certain of its business activities, such as in its mortgage servicing and annuities activities. In order to hedge those exposures, the Corporation uses swaps and option-based financial instruments. These instruments generally behave based on limits ("caps," "floors" or "collars") on interest rate movement. These swaps and option-based instruments are governed by the credit risk policies described below and are transacted in the over-the-counter markets.

     In addition, as part of its ongoing customer activities, the Corporation may enter into swaps that are integrated with investments in or loans to particular customers and do not involve assumption of third-party credit risk. Such integrated swaps are evaluated and monitored like their associated investments or loans, and are not therefore subject to the same credit criteria that would apply to a stand-alone swap. All other swaps, forward contracts and other derivatives have been designated as hedges of non-U.S. net investments or other assets.

     Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. Substantially all treasury actions are centrally executed by the Corporation's Treasury Department, which maintains controls on all exposures, adheres to stringent counterparty credit standards and actively monitors marketplace exposures.

     Given the ways in which the Corporation uses swaps, purchased options and forwards, the principal risk is credit risk - risk that counterparties will be financially unable to make payments in accordance with the agreements. Associated market risk is meaningful only as it relates to how changes in the market value affect credit exposure to individual counterparties. Except as noted above for positions that are integrated into financings, all swaps, purchased options and forwards are carried out within the following credit policy constraints:

Counterparty credit criteria                     Credit rating
                                       ------------------------------------
                                       Moody's          Standard & Poor's
                                       -------          -----------------
                                                        >C>
Term of transaction
  Between one and five years........     Aa3                   AA-
  Greater than five years...........     Aaa                   AAA
Credit exposure limits
  Up to $50 million.................     Aa3                   AA-
  Up to $75 million.................     Aaa                   AAA

     All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-. Because of their lower risk, more credit latitude is permitted for original maturities shorter than one year.

     Once a counterparty exceeds credit exposure limits, no additional transactions are permitted until the exposure with that counterparty is reduced to an amount that is within the established limit. Open contracts remain in force.

     The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 1995, the notional amount of long-term derivatives for which the counterparty was rated below Aa3/AA- was $2,297 million. These amounts are the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Corporation's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses. The total exposure to credit risk associated with in-the-money derivatives at December 31, 1995 was $680 million. The Corporation does not anticipate any loss from this exposure.

     Following is an analysis of credit risk exposures for the last three years.

      Percentage of Notional Derivative Exposure by Counterparty Credit Rating
      ------------------------------------------------------------------------
      Moody's / S&P                    1995        1994        1993
      -------------                    -----       -----       -----
      Aaa/AAA........................   75%        77%         65%
      Aa/AA..........................   22%        18%         23%
      A/A and below..................    3%         5%         12%

     The optimal funding strategy is sometimes achieved by using multiple swaps. For example, to obtain fixed rate U.S. dollar funding, several alternatives are generally available. One alternative is a swap of non-U.S. dollar denominated fixed rate debt into U.S. dollars. The synthetic U.S.
dollar denominated debt would be effectively created by taking the following steps: (1) issuing fixed rate, non-U.S. currency denominated debt, (2) entering into a swap under which fixed rate non-U.S. currency principal and interest will be received and floating rate non-U.S. currency principal and interest will be paid, and (3) entering into a swap under which floating rate non-U.S. currency principal and interest will be received and fixed rate U.S. dollar denominated principal and interest will be paid. The end result is, in every important respect, fixed rate U.S. dollar denominated financing with an element of controlled credit risk. This type of structure usually results from using several swap counterparties for steps (2) and (3). The Corporation uses multiple swaps only as part of such transactions.

     The interplay of the Corporation's credit risk policy with its funding activities is seen in the following example, in which the Corporation is assumed to have been offered three alternatives for funding five-year fixed rate U.S. dollar assets with five-year fixed rate U.S. dollar debt.

                                              Spread over
                                          U.S. Treasuries in
                                              basis points        Counterparty
                                             --------------       ------------

      1. Fixed rate 5 year medium
           term note......................        +65                 --

      2. U.S. dollar commercial paper
           swapped into 5 year U.S.
           dollar fixed rate funding......        +40                  A

      3. Swiss franc fixed rate debt
           swapped into 5 year U.S.
           dollar fixed rate funding......        +35                  B

     Counterparty A is a major brokerage house with a Aaa/AAA rated swap subsidiary and a current exposure to the Corporation of $39 million. Counterparty B is a Aa2/AA rated insurance company with a current exposure of $50 million.

     In this hypothetical case, the Corporation would have chosen alternative
2. Alternative 1 is unacceptably costly. Although alternative 3 would have yielded a lower immediate cost of funds, the additional credit risk of Counterparty B would have exceeded the Corporation's risk management limits.

Portfolio Quality

     The portfolio of financing receivables, before allowance for losses, increased to $95.8 billion at the end of 1995 from $78.4 billion at the end of 1994, with approximately equal contribution from origination volume and from acquisitions of businesses and portfolios. Financing receivables are the Corporation's largest asset and its primary source of revenues. Related allowances for losses at the end of 1995 aggregated $2.5 billion (2.63% of receivables - the same level as 1994 and 1993) and are, in management's judgment, appropriate given the risk profile of the portfolio. Amounts written off in 1995 were approximately 1.01% of the year's average financing receivables, compared with 1.04% and 1.59% during 1994 and 1993, respectively. A discussion about the quality of certain elements of the portfolio of financing receivables follows. Further details are included in notes 3, 4 and 5 to the consolidated financial statements. Nonearning receivables are those that are 90 days or more delinquent and reduced earning receivables are receivables whose terms have been restructured to a below-market yield.

     Consumer receivables at year-end 1995 and 1994 are shown in the following table:

                                                     1995         1994
(In millions)                                     --------     -------

      Credit card and personal loans.............  $23,937     $19,124
      Auto loans.................................    5,555       3,991
      Auto finance leases........................   12,461       7,473
                                                   -------     -------

        Total consumer...........................  $41,953     $30,588
                                                   =======     =======

      Nonearning and reduced earning.............  $   671     $   422
         - As a percentage of total..............      1.6%        1.4%
      Receivable write offs for the year.........  $   644     $   482

     Most of the nonearning consumer receivables were U.S. private-label credit card loans, the majority of which were subject to various loss sharing arrangements that provide full or partial recourse to the originating retailer. Delinquencies in the consumer portfolio were slightly higher at the end of 1995 than 1994, consistent with overall industry experience.

     Commercial real estate portfolio at year-end 1995 and 1994 amounted to $17.4 billion and $16.9 billion, respectively, as shown in the following table:

                                                     1995        1994
(In millions)                                      --------    -------

      Loans                                        $13,405     $13,282
        Nonearning and reduced earning loans......     179         179
        Receivable write offs for the year........     147         209
      Assets acquired for resale..................   2,335       2,103
      Other (primarily ventures)..................   1,651       1,508

     Commercial real estate loans are generally secured by first mortgages. Assets are acquired for resale from various financial institutions. Values realized during 1995 and 1994 on disposition of assets acquired for resale have met or exceeded expectations at the time of purchase.

     The commercial real estate portfolio included investments in a variety of property types and continues to be well dispersed geographically, principally in the continental United States. Write offs in the commercial real estate portfolio declined during 1995, as markets continued to stabilize.

     Other financing receivables, totaling $40.4 billion at December 31, 1995, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $5.9 billion during 1995, primarily because of acquisitions. The related nonearning and reduced-earning receivables increased to $285 million at year-end 1995 from $165 million at year-end 1994.

     The Corporation has loans and leases to commercial airlines, as discussed in note 5 to the consolidated financial statements, amounting to $8.3 billion at the end of 1995, up from $7.6 billion at the end of 1994. At year-end 1995, the Corporation's commercial aircraft positions included financial guarantees and funding commitments amounting to $409 million ($506 million in 1994) and conditional commitments to purchase aircraft at a cost of $141 million ($81 million at December 31, 1994). On January 22, 1996, the Corporation announced that it had placed a multi-year order for various Boeing aircraft with list prices approximating $4 billion.

     Entering 1996, management believes that vigilant attention to risk management and controllership and a strong focus on complete satisfaction of customer needs position it to deal effectively with the increasing competition in an ever-changing global economy.

New Accounting Standards

     Two newly-issued accounting standards will be adopted in the first quarter of 1996 and are not expected to have a material effect on the Corporation's financial position or results of operations. A summary of these standards follows.

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value.

     SFAS No. 122, Accounting for Mortgage Servicing Rights, requires that capitalized rights to service mortgage loans be assessed for impairment by individual risk stratum by comparing each stratum's carrying amount with its fair value. Impairment, if any, would be recognized in earnings.

Item 8.  Financial Statements and Supplementary Data.

                         INDEPENDENT AUDITORS REPORT

To the Board of Directors
General Electric Capital Corporation

     We have audited the consolidated financial statements of General Electric Capital Corporation and consolidated affiliates as listed in Item 14. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Corporation and consolidated affiliates at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP

Stamford, Connecticut
February 9, 1996

       GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                  Statement of Current and Retained Earnings


For the years ended December 31                     1995     1994       1993
(In millions)                                      ------   ------     ------

EARNED INCOME
Time sales, loan, investment and other
 income (Note 12)................................ $12,104   $ 9,208    $ 7,558
Financing leases (Note 12).......................   3,176     2,539      2,315
Operating lease rentals (Note 5).................   4,079     3,802      3,267
Premium and commission income of insurance
 affiliates (Note 9).............................   1,820     1,374      1,304
                                                  -------   -------    -------
    Total earned income..........................  21,179    16,923     14,444
                                                  -------   -------    -------

EXPENSES
Interest (Note 8)................................   6,455     4,414      3,461
Operating and administrative (Note 13)...........   6,162     5,349      4,894
Insurance losses and policyholder and annuity
 benefits (Note 9)...............................   2,031     1,707      1,259
Provision for losses on financing receivables
 (Note 4)........................................   1,117       873        987
Depreciation and amortization of buildings
 and equipment and equipment on operating
 leases (Notes 5 & 6)............................   2,001     1,657      1,587
Minority interest in net earnings of
 consolidated affiliates.........................      81       109        114
                                                  -------   -------    -------
    Total expenses...............................  17,847    14,109     12,302
                                                  -------   -------    -------
Earnings before income taxes.....................   3,332     2,814      2,142
Provision for income taxes (Note 14).............  (1,071)     (896)      (664)
                                                  -------   -------    -------

NET EARNINGS.....................................   2,261     1,918      1,478
Dividends paid (Note 11).........................  (1,645)     (605)      (482)
Retained earnings at January 1...................   8,321     7,008      6,012
                                                  -------   -------    -------
RETAINED EARNINGS AT DECEMBER 31................. $ 8,937   $ 8,321    $ 7,008
                                                  =======   =======    =======

See Notes to Consolidated Financial Statements.

                            GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                                             Statement of Financial Position


At December 31                                                    1995          1994
(In millions)                                                   --------      --------

ASSETS
Cash and equivalents.........................................   $  1,316       $   712
Investment securities (Note 2)...............................     26,991        22,208
Financing receivables (Note 3):
  Time sales and loans, net of deferred income...............     59,591        50,021
  Investment in financing leases, net of deferred income.....     36,200        28,398
                                                                --------      --------
                                                                  95,791        78,419
  Allowance for losses on financing receivables (Note 4).....     (2,519)       (2,062)
                                                                --------      --------
  Financing receivables--net.................................     93,272        76,357
Other receivables--net.......................................      6,408         3,624
Equipment on operating leases (at cost), less accumulated
 amortization of $4,670 and $4,029 (Note 5)..................     13,793        12,851
Buildings and equipment (at cost), less accumulated
 depreciation of $915 and $764 (Note 6)......................      1,478         1,018
Other assets (Note 7)........................................     17,567        14,134
                                                                --------      --------
Total assets.................................................   $160,825      $130,904
                                                                ========      ========

LIABILITIES AND EQUITY
Short-term borrowings (Note 8)...............................   $ 59,264      $ 54,579
Long-term borrowings (Note 8)................................     48,491        34,312
                                                                --------      --------
  Total borrowings...........................................    107,755        88,891
Accounts payable.............................................      4,560         3,156
Insurance liabilities, reserves and annuity benefits
 (Note 9)....................................................     22,401        18,593
Other liabilities............................................      4,642         3,842
Deferred income taxes (Note 14)..............................      6,562         5,267
                                                                --------      --------
  Total liabilities..........................................    145,920       119,749
                                                                --------      --------
Minority interest in equity of consolidated affiliates
 (Note 10)...................................................        703           615
                                                                --------      --------
Variable cumulative preferred stock, $100 par value,
 liquidation preference $100,000 per share (18,000 shares
 authorized and outstanding at December 31, 1995; 10,500
 shares authorized and 8,750 shares outstanding at
 December 31, 1994)..........................................          2             1

Common stock, $200 par value (3,866,000 shares authorized and
 3,837,825 shares outstanding at December 31, 1995 and
 December 31, 1994).........                                         768           768
Additional paid-in capital...................................      4,022         2,172
Retained earnings............................................      8,937         8,321
Unrealized gains (losses) on investment securities...........        543          (655)
Foreign currency translation adjustments.....................        (70)          (67)
                                                                --------      --------
  Total equity (Note 11).....................................     14,202        10,540
                                                                --------      --------
Total liabilities and equity.................................   $160,825      $130,904
                                                                ========      ========

See Notes to Consolidated Financial Statements.

                            GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                                                 Statement of Cash Flows


For the years ended December 31                           1995        1994       1993
(In millions)                                            -------     -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings...........................................  $ 2,261    $ 1,918     $ 1,478
Adjustments to reconcile net earnings to cash
 provided from operating activities:
  Provision for losses on financing receivables........    1,117        873         987
  Increase in insurance liabilities, reserves and
    annuity benefits...................................    1,006        542         764
  Increase in deferred income taxes....................      653        721         496
  Depreciation and amortization of buildings and
    equipment and equipment on operating leases........    2,001      1,657       1,587
  Increase (decrease) in accounts payable..............      720       (656)        624
  Other--net...........................................      357        135         554
                                                         -------    -------     -------
    Cash from operating activities.....................    8,115      5,190       6,490
                                                         -------    -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in financing receivables (Note 18)........  (11,309)    (9,525)     (4,164)
Buildings and equipment and equipment on operating
  leases--additions....................................   (4,628)    (5,734)     (3,133)
        --dispositions.................................    1,495      2,417       1,080
Payments for principal businesses purchased, net of
  cash acquired........................................   (4,600)    (2,144)     (2,090)
All other investing activities  (Note 18)).............   (2,617)     1,544      (5,628)
                                                         -------    -------     -------
    Cash used for investing activities.................  (21,659)   (13,442)    (13,935)
                                                         -------    -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)..   (5,547)    (2,429)      2,053
 Newly issued debt (maturities longer than 90 days)
 (Note 18).............................................   36,480     22,473      15,253
Repayments and other reductions (maturities longer
 than 90 days) (Note 18)...............................  (17,045)   (11,699)     (9,526)
Dividends paid.........................................     (961)      (595)       (482)
Issuance of preferred stock in excess of par value.....      924         -           -
Issuance of variable cumulative preferred stock by
  consolidated affiliate...............................      120        240          -
All other financing activities (Note 18)...............      177        (75)        (44)
                                                         -------    -------     -------
    Cash from financing activities.....................   14,148      7,915       7,254
                                                         -------    -------     -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING
 THE YEAR..............................................      604       (337)       (191)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR..............      712      1,049       1,240
                                                         -------    -------     -------
CASH AND EQUIVALENTS AT END OF YEAR....................  $ 1,316    $   712     $ 1,049
                                                         =======    =======     =======

See Notes to Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                  Notes to Consolidated Financial Statements

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation--The consolidated financial statements represent the adding together of General Electric Capital Corporation (the "Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the Corporation and consolidated affiliates have been eliminated. Other affiliates, generally companies in which the Corporation owns 20 to 50 percent of the voting rights ("nonconsolidated affiliates"), are included in other assets and valued at the appropriate share of equity plus loans and advances. Certain prior period data have been reclassified to conform to the current year presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

     Cash Equivalents--Certificates and other time deposits are treated as cash equivalents.

     Methods of Recording Earned Income--Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Interest income on impaired loans is recognized either as cash is collected or on a cost recovery basis as conditions warrant.

     Financing lease income is recorded on the interest method so as to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values of leased assets are based primarily on periodic independent appraisals of the values of leased assets remaining at expiration of the lease terms. Operating lease income is recognized on a straight-line basis over the terms of the underlying leases.

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

     Premiums on insurance contracts are reported as earned income over the terms of the contracts. In general, earned premiums are calculated on a pro-rata basis. Premiums received under annuity contracts that do not have significant mortality or morbidity risk are not reported as revenues but as annuity benefits - a liability - and are adjusted according to the terms of the respective policies.

     Allowance for Losses on Financing Receivables and Investments--The Corporation maintains an allowance for losses on financing receivables at an amount that it believes is sufficient to provide adequate protection against future losses in the portfolio. For small-balance receivables, the allowance for losses is determined principally on the basis of actual experience during the preceding three years. Further allowances are also provided to reflect management's judgment of additional loss potential. For other financing receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known troubled accounts.

     All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Generally, small-balance accounts are progressively written down (from 10% when more than three months delinquent to 100% when nine to twelve months delinquent) to record the balances at estimated realizable value. However, if at any time during that period an account is judged to be uncollectible, such as in the case of a bankruptcy, the uncollectible balance is written off. Larger-balance accounts are reviewed at least quarterly, and those accounts with amounts that are judged to be uncollectible are written down to estimated realizable value.

     When collateral is repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value less costs to sell, transferred to other assets and subsequently carried at the lower of cost or estimated fair value less costs to sell. This accounting method has been employed principally for specialized financing transactions.

     Investment Securities--The Corporation has designated its investments in debt securities and marketable equity securities as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in equity, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings.

     Equipment on Operating Leases--Equipment is amortized, principally on a straight-line basis, to estimated net salvage value over the lease term or the estimated economic life of the equipment.

     Buildings and Equipment--Depreciation is recorded on either a sum-of-the-years digits formula or a straight-line basis over the lives of the assets.

     Goodwill--Goodwill is amortized over its estimated period of benefit on a straight-line basis. No amortization period exceeds 30 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

     Deferred Insurance Acquisition Costs--For the property and casualty businesses, deferred insurance acquisition costs are amortized pro-rata over the contract periods in which the related premiums are earned. For the life insurance business, these costs are amortized over the premium-paying periods of the contracts in proportion either to anticipated premium income or to gross profit, as appropriate. For certain annuity contracts, such costs are amortized on the basis of anticipated gross profits. For other lines of business, acquisition costs are amortized over the life of the related insurance contracts. Deferred insurance acquisition costs are reviewed for recoverability; anticipated investment income is considered in making recoverability evaluations.

     Insurance Liabilities and Reserves--The estimated liability for insurance losses and loss expenses consists of both case and incurred-but-not-reported reserves. Where experience is not sufficient to determine reserves, industry averages are used. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are deducted from outstanding losses.

     The liability for future policyholder benefits of the life insurance affiliates has been computed mainly by a net-level-premium method based on assumptions for investment yields, mortality and terminations that were appropriate at date of purchase or at the time the policies were developed, including provisions for adverse deviations.

     Interest Rate and Currency Risk Management--As a matter of policy, the Corporation does not engage in derivatives trading, market-making or other speculative activities. Any instrument designated but ineffective as a hedge is marked to market and recognized in operations immediately. The Corporation uses swaps primarily to optimize funding costs. To a lesser degree, and in combination with options and limit contracts, the Corporation uses swaps to stabilize cash flows from mortgage-related assets.

     Interest rate and currency swaps that modify borrowings or designated assets, including swaps associated with forecasted commercial paper renewals, are accounted for on an accrual basis. The Corporation requires all other swaps, as well as options and forwards, to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

NOTE 2.     INVESTMENT SECURITIES

A summary of investment securities follows:

                                               Gross       Gross       Estimated
                                 Amortized   unrealized  unrealized      fair
(In millions)                       cost       gains       losses        value
                                 ---------   ----------  ----------    ---------
December 31, 1995

Corporate and other............  $11,470      $   447     $  (62)      $11,855
Mortgage-backed................    4,824          221        (63)        4,982
State and municipal............    3,781          196         (6)        3,971
Equity.........................    3,090          257        (13)        3,334
Non-U.S........................    1,489           39        (21)        1,507
U.S. government and federal
 agency........................    1,282           63         (3)        1,342
                                 -------      -------    -------       -------
                                 $25,936      $ 1,223    $  (168)      $26,991
                                 =======      =======    =======       =======

December 31, 1994

Corporate and other............  $10,428      $     3    $  (755)      $ 9,676
Mortgage-backed................    4,448           81       (188)        4,341
State and municipal............    3,440           37       (166)        3,311
Equity.........................    2,917          156        (91)        2,982
Non-U.S........................    1,084            8        (22)        1,070
U.S. government and federal
agency.........................      994           -        (166)          828
                                 -------      -------    -------       -------
                                 $23,311      $   285    $(1,388)      $22,208
                                 =======      =======    =======       =======

     Contractual maturities of debt securities at December 31, 1995, other than mortgage-backed securities, are shown below.

                                              Amortized      Estimated
(In millions)                                    cost        fair value
                                              ----------     ----------

Due in:
1996........................................    $1,345         $1,369
1997 - 2000.................................     5,761          5,896
2001 - 2005.................................     3,968          4,136
2006 and later..............................     6,948          7,274

     It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties. Proceeds from the sales of investment securities in 1995, 1994 and 1993 were $6,225 million, $3,100 million and $4,922 million, respectively; gross realized gains were $241 million, $143 million and $129 million, respectively; and gross realized losses were $86 million, $68 million and $31 million, respectively.

NOTE 3.     FINANCING RECEIVABLES

Financing receivables at December 31, 1995 and 1994 are shown below.

(In millions)                                      1995          1994
                                                  -------       -------
Time sales and loans:
   Consumer services...........................   $33,430       $25,906
   Specialized financing.......................    18,230        17,988
   Mid-market financing........................     8,795         5,916
   Equipment management........................     1,371         1,516
   Specialty insurance.........................       189            -
                                                  -------       -------
                                                   62,015        51,326
Deferred income................................    (2,424)       (1,305)
                                                  -------       -------
Time sales and loans--net of deferred income...    59,591        50,021
                                                  -------       -------
Investment in financing leases:
  Direct financing leases......................    33,291        25,916
  Leveraged leases.............................     2,909         2,482
                                                  -------       -------
     Investment in financing leases............    36,200        28,398
                                                  -------       -------
                                                   95,791        78,419
Less allowance for losses (Note 4).............    (2,519)       (2,062)
                                                  -------       -------
                                                  $93,272       $76,357
                                                  =======       =======

     Time sales and loans represent transactions in a variety of forms, including time sales, revolving charge and credit arrangements, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges.

At year-end 1995 and 1994, specialized financing and consumer services loans included $13,405 million and $13,282 million, respectively, for commercial real estate loans. note 5 contains information on commercial airline loans and leases.

     At December 31, 1995, contractual maturities for time sales and loans were $24,543 million in 1996, $11,933 million in 1997, $6,635 million in 1998,
$5,052 million in 1999, $4,424 million in 2000 and $9,428 million thereafter, aggregating $62,015 million. Experience of the Corporation has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the contractual maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

     Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, automobiles and other transportation equipment, data processing equipment, medical equipment, as well as other manufacturing, power generation, mining and commercial equipment and facilities.

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

     The Corporations net investment in financing leases at December 31, 1995 and 1994 is shown below.

                                            Direct                                       Total
                                       financing leases     Leveraged leases        financing leases
                                       -----------------    -----------------       -----------------
(In millions)                           1995     1994        1995       1994         1995       1994
                                       -------  -------     -------    -------      -------    -------

Total minimum lease payments
 receivable........................   $37,434    $30,338    $12,625    $ 9,630      $50,059    $39,968
Less principal and interest on
  third-party nonrecourse debt.....        -          -      (9,329)    (7,103)      (9,329)    (7,103)
                                      -------    -------    -------    -------      -------    -------
    Net rentals receivable.........    37,434     30,338      3,296      2,527       40,730     32,865
Estimated unguaranteed residual
 value of leased assets............     4,630      3,767      1,138      1,122        5,768      4,889
Less deferred income...............    (8,773)    (8,189)    (1,525)    (1,167)     (10,298)    (9,356)
                                      -------    -------    -------    -------      -------    -------
Investment in financing leases.....    33,291     25,916      2,909      2,482       36,200     28,398
Less: Allowance for losses.........      (669)      (471)       (76)       (99)        (745)      (570)
      Deferred taxes arising from
       financing leases............    (2,959)    (2,470)    (2,787)    (2,605)      (5,746)    (5,075)
                                      -------    -------    -------    -------      -------    -------
Net investment in financing leases.   $29,663    $22,975    $    46   $   (222)     $29,709    $22,753
                                      =======    =======    =======    =======      =======    =======
</TABLE.





     At December 31, 1995, contractual maturities for finance lease rentals receivable were $8,780 million in 1996, $10,418 million in 1997, $6,837 million in 1998, $3,631 million in 1999, $2,126 million in 2000 and $8,938 million thereafter aggregating $40,730 million. As with time sales and loans, experience has shown that a portion of receivables will be paid prior to contractual maturity and these amounts should not be regarded as forecasts of future cash flows.

     In connection with the sales of financing receivables with recourse, GE
Capital received proceeds of $2,139 million in 1995, $1,239 million in 1994 and $1,105 million in 1993. GE Capital's exposure under such recourse provisions is included in "credit and liquidity support-securitizations" in note 19.

     Nonearning consumer receivables, primarily private-label credit card receivables, amounted to $671 million and $422 million at December 31, 1995 and 1994, respectively. A majority of these receivables were subject to various loss-sharing arrangements that provide full or partial recourse to the originating private-label entity. Nonearning and reduced earning receivables other than consumer receivables were $464 million and $346 million at year-ends
1995 and 1994, respectively.

     On January 1, 1995, the Corporation adopted Statement of Financial
Accounting (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan-
-Income Recognition and Disclosures. These Statements do not apply to, among other things, leases or large groups of smaller-balance, homogeneous loans, and therefore are principally relevant to commercial loans. There was no effect of adopting the Statements on 1995 results of operations or financial position because the allowance for losses established under the previous accounting policy continued to be appropriate following the accounting change. The
Statements require disclosures of impaired loans--loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement, based on current information and events. At December 31, 1995, loans that required disclosure as impaired amounted to $867 million, principally commercial real estate loans. For $647 million of such loans, the required allowance for losses was $285 million. The remaining $220 million of loans represents the recorded investment in loans that are fully recoverable, but only because the recorded investment had been reduced through charge-offs or deferral of income recognition. These loans must be disclosed under the Statements' technical definition of "impaired" because the Corporation will be unable to collect all amounts due according to original contractual terms of the loan agreement. Under the Statements, such loans do not require an allowance for losses. The average investment in impaired loans requiring disclosure under the Statements was $1,037 million during 1995, with revenue of $49 million recognized, principally on the cash basis.


NOTE 4.     ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

The allowance for losses on financing receivables represented 2.63% of total financing receivables at year-end 1995 and 1994. The table below shows the activity in the allowance for losses on financing receivables during each of the past three years.





(In millions)                                       1995       1994      1993
                                                   ------     ------    ------

Balance at January 1.............................  $2,062     $1,730    $1,607
Provisions charged to operations.................   1,117        873       987
Net transfers related to companies
 acquired or sold................................     217        199       126
Amounts written off--net.........................    (877)      (740)     (990)
                                                   ------     ------    ------
Balance at December 31...........................  $2,519     $2,062    $1,730
                                                   ======     ======    ======

NOTE 5.     EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 1995 and 1994 are shown below.

(In millions)                                        1995       1994
                                                   --------   --------
Original Cost
   Aircraft.....................................   $ 5,682    $ 4,593
   Vehicles.....................................     4,948      4,542
   Marine shipping containers...................     3,253      3,333
   Railroad rolling stock.......................     1,811      1,605
   Other........................................     2,769      2,807
                                                   -------    -------
                                                    18,463     16,880
Accumulated amortization........................    (4,670)    (4,029)
                                                   -------    -------
                                                   $13,793    $12,851
                                                   =======    =======

     Amortization of equipment on operating leases was $1,702 million, $1,435 million and $1,395 million in 1995, 1994 and 1993, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1995 totaled $8,412 million and are due as follows: $2,501 million in 1996, $1,657 million in 1997, $1,119 million in 1998, $732 million in 1999, $450 million in 2000, and $1,953 million thereafter.

     The Corporation acts as a lender and lessor to the commercial airline industry. At December 31, 1995 and 1994, the balance of such loans, leases and equipment leased to others was $8,337 million and $7,571 million, respectively. In addition, the Corporation had issued financial guaranties and funding commitments of $409 million at December 31, 1995 ($506 million at year-end
1994) and had conditional commitments to purchase aircraft at a cost of $141 million ($81 million at year-end 1994). Included in the Corporation's equipment leased to others at year-end 1995 is $101 million of commercial aircraft off-lease ($226 million in 1994).

NOTE 6.     BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, data processing equipment, vehicles, furniture and office equipment. Depreciation expense was $299 million for 1995, $222 million for 1994 and $192 million for 1993.

NOTE 7.     OTHER ASSETS

Other assets at December 31, 1995 and 1994 are shown in the table below.

(In millions)                                         1995          1994
                                                     -------       -------
Assets acquired for resale.........................  $ 3,998       $ 3,867
Goodwill...........................................    3,218         2,171
Investments in and advances to nonconsolidated
  affiliates.......................................    3,366         2,098
Real estate ventures...............................    1,564         1,400
Mortgage servicing rights..........................    1,688         1,351
Other intangibles..................................      778         1,003
Miscellaneous investments..........................      789           628
Deferred insurance acquisition costs...............      595           471
Other..............................................    1,571         1,145
                                                     -------       -------
                                                     $17,567       $14,134
                                                     =======       =======

     Goodwill, mortgage servicing rights, and other intangibles are shown net of accumulated amortization of $1,090 million at December 31, 1995 and $672 million at December 31, 1994.

NOTE 8.     BORROWINGS

Total short-term borrowings at December 31, 1995 and 1994 consisted of the following:

                                                  1995              1994
                                            ----------------  ----------------
                                                     Average           Average
(Dollars in millions)                       Amount     rate    Amount    rate
                                            ------    ------   ------   ------

Commercial paper - U.S...................   $34,513    5.83%  $39,279   5.89%
Commercial paper - Non U.S...............     3,796    6.33     1,938   6.27
Current portion of long-term debt........    15,719             9,695
Other....................................     5,236             3,667
                                            -------           -------
                                            $59,264           $54,579
                                            =======           =======

     Total long-term borrowings at December 31, 1995 and 1994 were as follows:

                              Weighted
                              average
                              interest
(Dollars in millions)         rate <F1>   Maturities      1995         1994
                              ---------   ----------    -------      -------
Senior notes...............     6.56%     1997-2055     $47,794      $33,615
Subordinated notes<F2>.....     8.04      2006-2012         697          697
                                                        -------      -------
                                                        $48,491      $34,312
                                                        =======      =======

<F1>  Includes the effects of associated interest rate and currency swaps.
<F2>  Guaranteed by GE Company.

     Interest rate and currency swaps are employed to achieve the lowest cost of funds for a particular funding strategy. The Corporation enters into interest rate swaps and currency swaps (including non-U.S. currency and cross-currency interest rate swaps) to modify interest rates and/or currencies of specific debt instruments. For example, to fund U.S. operations, GE Capital may issue fixed-rate debt denominated in a currency other than the U.S. dollar and simultaneously enter into a currency swap to create synthetic fixed-rate U.S. dollar debt with a lower yield than could be achieved directly. Such interest rate and currency swaps have been designated as modifying interest rates, currencies or both. The Corporation does not engage in derivatives trading, market-making or other speculative activities.

     The Corporation used a portion of this interest rate swap portfolio to convert interest rate exposure on short-term and floating rate long-term borrowings to interest rates that are fixed over the terms of the related swaps; interest rate basis swaps also are employed to manage short-term financing factors--for example, to convert commercial paper-based interest costs to prime rate-based costs. At December 31, 1995 and 1994, such swaps were outstanding for principal amounts equivalent to $9,851 million and $7,701 million with maturities from 1996 to 2029 and weighted average interest rates of 6.45% and 6.28%, respectively.

     At December 31, 1995, long-term borrowing maturities, including the current portion of long-term debt, were $15,719 million in 1996, $14,012 million in 1997, $11,517 million in 1998, $5,480 million in 1999, and $4,494 million in 2000. Additional information about borrowings, as well as associated swaps, is provided in note 19.

     At December 31, 1995, the Corporation had committed lines of credit aggregating $20.4 billion with 128 banks, including $9.5 billion of revolving credit agreements pursuant to which the Corporation has the right to borrow funds for periods exceeding one year. A total of $2.5 billion and $1.5 billion of these lines were also available for use by GE Capital Services and GE Company, respectively. In addition, at December 31, 1995, approximately $108 million of committed lines of credit were directly available to a non-U.S. affiliate of the Corporation. Also, at December 31, 1995, substantially all of the approximately $3.1 billion of GE Company's credit lines were available for use by the Corporation or GE Capital Services. During 1995, GE Capital, GE Capital Services and GE Company did not borrow under any of these credit lines. The Corporation compensates banks for credit facilities in the form of fees which were insignificant in each of the past three years.

NOTE 9.      INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits comprises policyholders' benefits, unearned premiums and provisions for policy losses and benefits relating to insurance and annuity businesses. The related balances at December 31, 1995 and 1994, follow:

(In millions)                                           1995        1994
                                                      -------      -------
Annuity benefits..................................    $11,597      $12,194
Other policyholder benefits.......................      7,913        3,778
Property and casualty reserves....................        175          163
Financial and mortgage guaranty reserves..........        720          715
Unearned premiums.................................      1,996        1,743
                                                      -------      -------
                                                      $22,401      $18,593
                                                      =======      =======

     The liability for future policy benefits of the life insurance affiliates, included in other policyholder benefits above, has been computed using average yields of 3.5% to 9.0% in 1995 and 4.0% to 9.1% in 1994.

     Activity in the liability for unpaid claims and claims adjustment expenses is summarized as follows for the past three years:

(In millions)                                    1995       1994        1993
                                                ------     ------      ------
Balance at January 1 - gross..................  $  999     $1,047      $  928
Less reinsurance recoverables.................    (138)       (95)        (74)
                                                ------     ------      ------
Balance at January 1 - net....................     861        952         854
Claims and expenses incurred
   Current year...............................     838        600         434
   Prior years................................      51        253         117
Claims and expenses paid
   Current year...............................    (359)      (189)       (108)
   Prior years................................    (394)      (481)       (333)
Reserves transferred to ERC...................      -        (291)         -
Claim reserves related to acquired
 companies....................................     364          4          -
Other.........................................      (5)        13         (12)
                                                ------     ------      ------
Balance at December 31 - net..................   1,356        861         952
Add reinsurance recoverables..................      76        138          95
                                                ------     ------      ------
Balance at December 31 - gross................  $1,432     $  999      $1,047
                                                ======     ======      ======

     In December 1994, two insurance affiliates were transferred to Employers Reinsurance Corporation ("ERC"), an affiliate of GE Capital Services.

     Financial guarantees of insurance affiliates as of December 31, 1995 and 1994, are summarized below.


(In millions)                                       1995             1994
                                                 --------         --------
Guarantees, principally on municipal bonds
  and structured finance issues................  $119,406         $106,726
Mortgage insurance risk in force...............    32,599           31,463
Credit life insurance risk in force............    10,260            8,940
Less reinsurance...............................   (21,694)         (19,353)
                                                 --------         --------
                                                 $140,571         $127,776
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

     The effects of reinsurance on premiums written and earned were as follows for the past three years.

                         Written premiums           Earned premiums
                     ------------------------   ------------------------
(In millions)         1995     1994     1993     1995     1994     1993
                     ------   ------   ------   ------   ------   ------
Direct.............  $2,053   $1,422   $1,312   $1,839   $1,401   $1,161
Assumed............     154      108      266      124      106      268
Ceded..............    (270)    (151)    (125)    (143)    (133)    (125)
                     ------   ------   ------   ------   ------   ------
Net Premiums.......  $1,937   $1,379   $1,453   $1,820   $1,374   $1,304
                     ======   ======   ======   ======   ======   ======

     Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $113 million, $40 million and $163 million for the periods ended December 31, 1995, 1994 and 1993, respectively.

NOTE 10.    MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes preferred stock issued by a subsidiary with a liquidation preference value of $360 million and $240 million as of December 31, 1995 and 1994, respectively. Dividend rates on the preferred stock ranged from 4.2% to 4.6% during 1995 and from 2.8% to 4.7% during 1994.

NOTE 11.    EQUITY

Changes in equity for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                 Variable                                          Unrealized     Foreign
                                cumulative               Additional               gains (losses)  currency
                                preferred    Common       paid-in     Retained    on investment    trans-
(In millions)                     stock       stock       capital     earnings     securities     lations     Total
                                ---------    -------     ---------    --------    ------------    --------   ------
Balance at January 1, 1993....   $     1    $   768       $ 2,147      $ 6,012     $     (6)      $   (30)  $ 8,892
Capital contributions.........        -          -             25           -            -             -         25
Net unrealized gains on
 investment securities........        -          -             -            -           491            -        491
Currency translation
 adjustments..................        -          -             -            -            -            (34)      (34)
Net earnings..................        -          -             -         1,478           -             -      1,478
Dividends declared:
  Common stock................        -          -             -          (460)          -             -       (460)
  Preferred stock.............        -          -             -           (22)          -             -        (22)
                                 -------    -------       -------      -------      -------       -------   -------
Balance at December 31, 1993..         1        768         2,172        7,008          485          (64)    10,370

Net unrealized losses on
 investment securities........        -          -             -            -        (1,140)           -     (1,140)
Currency translation
 adjustments..................        -          -             -            -            -             (3)       (3)
Net earnings..................        -          -             -         1,918           -             -      1,918
Dividends declared:
  Common stock................        -          -             -          (575)          -             -       (575)
  Preferred stock.............        -          -             -           (30)          -             -        (30)
                                 -------    -------       -------      -------      -------       -------   -------
Balance at December 31, 1994..         1        768         2,172        8,321         (655)          (67)   10,540

Capital contributions.........         -          -           926            -            -             -       926
Preferred stock issued........         1          -           924            -            -             -       925
Net unrealized gains on
 investment securities........         -          -             -            -        1,198             -     1,198
Currency translation
 adjustments..................         -          -             -            -            -            (3)       (3)
Net earnings..................         -          -             -        2,261            -             -     2,261
Dividends declared:
  Common stock................         -          -             -       (1,588)           -             -    (1,588)
  Preferred stock.............         -          -             -          (57)           -             -       (57)
                                 -------    -------       -------      -------      -------        ------   -------
Balance at December 31, 1995..   $     2    $   768       $ 4,022      $ 8,937       $   543       $  (70)  $14,202
                                 =======    =======       =======      =======       =======       ======   =======

     All common stock is owned by GE Capital Services, all of the common stock of which is in turn wholly owned by GE Company. In 1995, GE Company contributed to GE Capital Services certain assets of Caribe GE Products, Inc. GE Capital Services in turn contributed the assets of Caribe GE Products, Inc. to the Corporation. Also in 1995, the Corporation distributed certain assets to GE Capital Services by way of a dividend and in turn received an equal capital contribution. These contributions increased the Corporation's additional paid-in capital by $926 million. In 1993, GE Capital Services contributed the minority interest in Financial Insurance Group to the Corporation, which increased additional paid-in capital by $25 million.

     Changes in fair value of investment securities are reflected, net of tax, in equity. The changes from year to year were primarily attributable to the effects of changes in year-end market interest rates on the fair value of the securities.

     During 1995, the Corporation issued 9,250 additional shares of its variable cumulative preferred stock. Dividend rates on the preferred stock ranged from 4.2% to 5.2% during 1995, 2.3% to 4.9% during 1994 and 2.3% to 2.8% during 1993.

     At December 31, 1995 and 1994, the statutory capital and surplus of the Corporation's insurance affiliates totaled $4,120 million and $3,122 million, respectively, and amounts available for the payment of dividends without the approval of the insurance regulators totaled $279 million and $296 million, respectively.

NOTE 12. EARNED INCOME

Time sales, loan, investment and other income includes the Corporation's share of earnings from equity investees of approximately $113 million, $169 million and $106 million for 1995, 1994 and 1993, respectively.

     Included in earned income from financing leases for 1995, 1994 and 1993 were gains on the sale of equipment at lease completion of $191 million, $180 million and $145 million, respectively.

NOTE 13. OPERATING AND ADMINISTRATIVE EXPENSES

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

     GE Company adopted SFAS No. 112, Employers' Accounting for Post employment Benefits, in the second quarter of 1993. The Corporation adopted this standard in conjunction with its parent. This Statement requires that employers expense the costs of postemployment benefits (as distinct from postretirement pension, medical and life insurance benefits) over the working lives of their employees. This change principally affects the Corporation's accounting for severance benefits, which previously were expensed when the severance event occurred. The net transition obligation related to the Corporations employees covered under GE Company postemployment benefit plans is not separately determinable from the GE Company plans as a whole; accordingly, there is no financial statement impact on the Corporation. The net transition obligation for employees covered under separate plans is not material.

     Rental expense relating to equipment the Corporation leases from others for the purposes of subleasing was $273 million in 1995, $262 million in 1994 and $239 million in 1993. Other rental expense was $237 million in 1995, $198 million in 1994 and $174 million in 1993, principally for the rental of office space and data processing equipment. Minimum future rental commitments under noncancelable leases at December 31, 1995, are $426 million in 1996, $378 million in 1997, $340 million in 1998, $316 million in 1999, $285 million in 2000 and $1,333 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

     Amortization of deferred acquisition costs charged to operations in 1995, 1994 and 1993 was $252 million, $355 million and $330 million, respectively.

NOTE 14.    INCOME TAXES

The provision for income tax is summarized in the following table.

(In millions)                                 1995        1994        1993
                                             ------      ------      ------
Estimated amounts payable..................  $  425      $  462      $  175
Deferred tax expense from temporary
 differences...............................     653         448         496
Investment tax credit amortized - net......      (7)        (14)         (7)
                                             ------      ------      ------
                                             $1,071      $  896      $  664
                                             ======      ======      ======

Estimated amounts payable includes amounts applicable to non-U.S.
jurisdictions of $158 million, $218 million and $116 million in 1995, 1994 and 1993, respectively.

     GE Company files a consolidated U.S. federal income tax return which includes GE Capital. The provisions for estimated taxes payable include the effect of the Corporation and its affiliates on the consolidated return.

     Except for certain earnings that GE Capital intends to reinvest indefinitely, provision has been made for the estimated U.S. federal income tax liabilities applicable to undistributed earnings of affiliates and associated companies.

     A reconciliation of the U.S. federal statutory rate to the actual income tax rate follows.

                                                         1995    1994    1993
                                                         -----   -----   -----
Statutory U.S. federal income tax rate.................  35.0%   35.0%   35.0%
Increase (reduction) in rate resulting from:
  Rate increase - deferred taxes.......................    -       -      5.6
  Amortization of goodwill.............................   1.0     0.9     1.0
  Tax-exempt income....................................  (3.0)   (4.4)   (5.0)
  Dividends received, not fully taxable                  (1.6)   (0.6)   (1.1)
  Other--net...........................................   0.8     0.9    (4.5)
                                                         -----   -----   -----
Actual income tax rate.................................  32.2%   31.8%   31.0%
                                                         =====   =====   =====

     Principal components of the net deferred tax liability balances at December 31, 1995 and 1994 are as follows:

(In millions)                                              1995        1994
                                                          ------      ------
Assets
  Allowance for losses.................................  $  (845)     $ (862)
  Net unrealized losses on investment securities.......       -         (382)
  Insurance reserves...................................     (128)       (121)
  Other................................................     (936)       (961)
                                                          ------      ------
Total deferred tax assets..............................   (1,909)     (2,326)
                                                          ------      ------
Liabilities
  Financing leases.....................................    5,746       5,075
  Operating leases.....................................    1,367       1,233
  Net unrealized gains on investment securities........      362          -
  Other................................................      996       1,285
                                                          ------      ------
Total deferred tax liabilities.........................    8,471       7,593
                                                          ------      ------
Net deferred tax liability.............................   $6,562      $5,267
                                                          ======      ======

NOTE 15.    INDUSTRY SEGMENT DATA

Industry segment operating data and identifiable assets are shown below.

(In millions)                                1995         1994        1993
                                            ------       ------       ------
Earned Income:
  Consumer Services....................    $  7,586    $  5,508     $  4,061
  Specialized Financing................       3,076       2,638        2,543
  Equipment Management.................       6,144       5,186        4,323
  Mid-Market Financing.................       2,184       1,575        1,472
  Specialty Insurance..................       2,174       1,976        2,002
                                           --------    --------     --------
                                             21,164      16,883       14,401
  Corporate............................          15          40           43
                                           --------    --------     --------
Total earned income....................    $ 21,179    $ 16,923     $ 14,444
                                           ========    ========     ========

Segment operating profit:
  Consumer Services....................    $  1,030    $  1,067     $    709
  Specialized Financing................         651         513          366
  Equipment Management.................         897         624          246
  Mid-Market Financing.................         445         435          406
  Specialty Insurance..................         341         188          422
                                           --------    --------     --------
Total segment operating profit.........       3,364       2,827        2,149
  Corporate............................         (32)        (13)          (7)
                                           --------    --------     --------
Earnings before income taxes...........    $  3,332    $  2,814     $  2,142
                                           ========    ========     ========

Identifiable assets at December 31:
  Consumer Services....................    $ 73,076    $ 54,171     $ 45,772
  Specialized Financing................      30,285      28,149       27,069
  Equipment Management.................      25,072      23,197       20,145
  Mid-Market Financing.................      21,565      16,367       14,022
  Specialty Insurance..................       9,841       7,835        9,579
  Corporate............................         986       1,185        1,352
                                           --------    --------     --------
Total assets...........................    $160,825    $130,904     $117,939
                                           ========    ========     ========

NOTE 16.    QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data are as follows.

                                     First quarter       Second quarter     Third quarter       Fourth quarter
                                    ---------------      --------------     --------------      --------------
(In millions)                        1995      1994       1995     1994       1995     1994      1995      1994
                                    ------    ------     ------   ------     ------   ------    ------    ------
Earned income.....................  $4,790    $3,808     $5,169   $3,982    $5,395    $4,306    $5,825    $4,827
                                    ------    ------     ------   ------    ------    ------    ------    ------
Expenses:
  Interest........................   1,502       985      1,629    1,056     1,662     1,098     1,662     1,275
  Operating and administrative....   1,432     1,265      1,512    1,312     1,456     1,222     1,762     1,550
  Insurance losses and
    policyholder and annuity
    benefits......................     516       351        486      292       445       575       584       489
  Provision for losses on
    financing receivables.........      79       170        279      251       352       186       407       266
  Depreciation and amortization
   of buildings and equipment
   and equipment on operating
   leases.........................     450       384        489      382       487       425       575       466
Minority interest in net
  earnings of consolidated
  affiliates......................      17       18          16       43        15        18        33        30
                                    ------    ------     ------   ------    ------    ------    ------    ------
Earnings before income taxes......     794       635        758      646       978       782       802       751
Provision for income taxes........    (266)     (191)      (241)    (205)     (330)     (234)     (234)     (266)
                                    ------    ------     ------   ------    ------    ------    ------    ------
Net earnings......................  $  528    $  444     $  517   $  441    $  648    $  548    $  568    $  485
                                    ======    ======     ======   ======    ======    ======    ======    ======

NOTE 17.    RESTRICTED NET ASSETS OF AFFILIATES

Certain consolidated affiliates are restricted from remitting funds to the Corporation in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors, or investors. At year-end 1995, net assets of the Corporation's regulated affiliates amounted to $9.3 billion, of which $7.4 billion was restricted.

NOTE 18.    SUPPLEMENTAL CASH FLOWS INFORMATION

"Other--net operating activities" in the Statement of Cash Flows consists principally of adjustments to current and noncurrent accruals of costs and expenses, amortization of premium and discount on debt, and adjustments to assets such as amortization of goodwill and intangibles.

     The Statement of Cash Flows excludes certain noncash transactions that had no significant effect on the investing or financing activities of the Corporation other than the non-cash dividends disclosed in note 11.

     Certain supplemental information related to the Corporation's cash flows is shown below.

For the years ended December 31
(In millions)                                                      1995         1994         1993
                                                                --------     --------     --------
Financing receivables
Increase in loans to customers................................ $(46,154)    $(37,059)    $(30,002)
Principal collections from customers..........................   44,840       31,264       27,571
Investment in equipment for financing leases..................  (17,182)     (10,528)      (7,204)
Principal collections on financing leases.....................    8,821        8,461        6,011
Net change in credit card receivables.........................   (3,773)      (2,902)      (1,645)
Sales of financing receivables with recourse..................    2,139        1,239        1,105
                                                               --------     --------     --------
                                                               $(11,309)    $ (9,525)    $ (4,164)
                                                               ========     ========     ========

All other investing activities
Purchases of securities by insurance and annuity businesses... $ (6,409)    $ (5,484)    $ (7,527)
Dispositions and maturities of securities by insurance
  and annuity businesses......................................    5,866        4,417        5,623
Proceeds from principal business dispositions.................      575           -            -
Other.........................................................   (2,649)       2,611       (3,724)
                                                               --------     --------     --------
                                                               $ (2,617)    $  1,544     $ (5,628)
                                                               ========     ========     ========

Newly issued debt having maturities longer than 90 days
Short-term (91 to 365 days)................................... $  2,545     $  3,214     $  4,315
Long-term (longer than one year)..............................   32,507       19,228       10,885
Proceeds -- nonrecourse, leveraged lease debt.................    1,428           31           53
                                                               ---------  -  -------     --------
                                                               $ 36,480     $ 22,473     $ 15,253
                                                               ========     ========     ========

Repayments and other reductions of debt having maturities
  longer than 90 days
Short-term (91 to 365 days)..................................  $(16,075)    $(10,460)    $ (9,008)
Long-term (longer than one year).............................      (678)        (930)        (206)
Principal payments -- nonrecourse, leveraged lease debt......      (292)        (309)        (312)
                                                               --------     --------     --------
                                                               $(17,045)    $(11,699)    $ (9,526)
                                                               ========     ========     ========

All other financing activities
Proceeds from sales of investment and annuity contracts......  $  1,554     $    886     $    509
Redemption of investment and annuity contracts...............    (2,061)        (961)        (578)
Capital contributions from parent company....................       684           -            25
                                                               --------     --------     --------
                                                               $    177     $    (75)    $    (44)
                                                               ========     ========     ========

Cash recovered (paid) during the year for:
Interest.....................................................  $ (5,970)    $ (4,005)    $ (3,298)
Income taxes.................................................       217         (340)        (133)

     Changes in operating assets and liabilities are net of acquisitions and dispositions of businesses.

     "Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

                                                                   1995        1994         1993
                                                                --------    --------     --------
Fair value of assets acquired................................  $15,496      $ 7,992      $15,175
Cash paid....................................................   (4,749)      (2,220)      (2,988)
                                                               -------      -------      -------
Liabilities assumed..........................................  $10,747      $ 5,772      $12,187
                                                               =======      =======      =======

NOTE 19.    ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which the Corporation is a party. Apart from the Corporation's own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1995 or 1994. Moreover, the disclosed values are representative of fair values only as of the dates indicated. Assets that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such assets include cash and equivalents, investment securities, and other receivables.

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

Financial guarantees. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a market rate.

All other instruments. Based on comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

Information about financial instruments that were not carried at fair value at December 31, 1995 and 1994, is shown below.

                                                                1995                                     1994
                                           --------------------------------------  -------------------------------------
                                                         Assets (liabilities)                     Assets (liabilities)
                                                     ----------------------------            ----------------------------
                                                                 Estimated fair                          Estimated fair
                                                     Carrying        value                    Carrying       value
                                           Notional   amount   ------------------  Notional   amount   ------------------
                                            amount    (net)      High       Low     amount     (net)     High      Low
At December 31 (In millions)               --------  --------  --------  --------  --------  --------  --------  --------
Assets
 Time sales and loans..................... $  <F1>   $ 57,817  $ 59,188  $ 58,299  $  <F1>   $ 48,529  $ 49,496  $ 48,840
 Integrated interest rate swaps...........    1,703        -        (93)      (93)    1,183        -         64        64
 Purchased options........................    1,213        24        11        11       103         2         2         2
 Mortgage-related positions
  Mortgage purchase commitments...........    1,360        -         17        17       205        -         (2)       (2)
  Mortgage sale commitments...............    1,334        -        (11)      (11)    1,792        -          2         2
   Memo: mortgages held for sale <F2>.....    <F1>      1,663     1,663     1,663     <F1>      1,764     1,764     1,764
  Options, including "floors".............   18,522        67       144       144        -         -         -         -
  Interest rate swaps.....................    1,990        -         31        31       950        -       (127)     (127)
 Other cash financial instruments.........    <F1>      1,878     2,281     2,019     <F1>      1,992     2,160     2,058

Liabilities
 Borrowings and related instruments
  Borrowings <F3><F4> ....................    <F1>   (107,755) (109,118) (109,118)    <F1>    (88,891)  (87,515)  (87,515)
  Interest rate swaps.....................   42,081        -       (496)     (496)   20,396        -         43        39
  Currency swaps..........................   22,342        -        937       937    11,695        -         86        86
  Purchased options.......................    2,736        16        (2)       (2)      124        11        12        13
 Annuity benefits.........................    <F1>    (11,597)  (11,350)  (11,350)    <F1>    (12,194)  (11,826)  (11,826)
 Insurance -- Financial guarantees
  and credit life <F5>....................  140,571    (1,505)     (770)     (864)  127,776    (1,517)     (619)     (765)
 Credit and liquidity support --
  securitizations.........................    6,060       (41)      (48)      (48)    5,808       (22)      (22)      (22)
 Performance guarantees -- principally
  letters of credit.......................    2,622       (48)      (79)      (79)    2,227       (18)      (98)     (101)
 Other -- principally liquidity
  commitments.............................    3,556         1       (36)      (45)    3,166        -         42        38
Other firm commitments
  Currency forwards and options...........    6,189        -         55        55     3,106        -         12        12
  Currency swaps..........................      280        -        (22)      (22)      488        -         (3)       (3)
  Ordinary course of business lending
  commitments.............................    6,929        -        (60)      (60)    6,687        -        (50)      (50)
  Unused revolving credit lines
   Commercial.............................    3,223        -         -         -      2,580        -         -         -
   Consumer -- principally credit
    cards.................................  118,710        -         -         -    101,582        -         -         -
-----------------------------------------

<F1>  Not applicable.
<F2>  Included in other cash financial instruments.
<F3>  See note 8.
<F4>  Includes interest rate and currency swaps.
<F5>  See note 9.


Additional information about certain financial instruments in the above table follows.

Currency forwards and options are employed by the Corporation to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions. These financial instruments generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. Currency exposures that result from net investments in affiliates are managed principally by funding assets denominated in local currency with debt denominated in those same currencies. In certain circumstances, net investment exposures are managed using currency forwards and currency swaps.

Options other than currency options. The Corporation is exposed to prepayment risk in certain of its business activities, such as in its mortgage servicing and annuities activities. In order to hedge those exposures, the Corporation uses one-sided financial instruments containing option features. These instruments generally behave based on limits ("caps," "floors" or "collars") on interest rate movement.

Interest rate and currency swaps are used by the Corporation to optimize borrowing costs for a particular funding strategy (see note 8) and to establish specific hedges of mortgage-related assets and to manage net investment exposures. Such swaps are evaluated by management under the credit criteria set forth below. In addition, as part of its ongoing customer activities, the Corporation may enter into swaps that are integrated with investments in or loans to particular customers and do not involve assumption of third-party credit risk. Such integrated swaps are evaluated and monitored like their associated investments or loans, and are not therefore subject to the same credit criteria that would apply to a stand-alone swap.

Counterparty credit risk. Given the ways in which the Corporation uses swaps, purchased options and forwards, the principal risk is credit risk--risk that counterparties will be financially unable to make payments in accordance with the agreements. Associated market risk is meaningful only as it relates to how changes in market value affect credit exposure to individual counterparties. Except as noted above for positions that are integrated into financings, all swaps, purchased options and forwards are carried out within the following credit policy constraints:

 - Once a counterparty reaches a credit exposure limit (see table below), no additional transactions are permitted until the exposure with that counterparty is reduced to an amount that is within the established limit. Open contracts remain in force.

Counterparty credit criteria                          Credit rating
                                               ----------------------------------
                                               Moody's       Standard & Poor's
                                               -------       -----------------
Term of transaction
  Five years or less......................      Aa3               AA-
  Greater than five years.................      Aaa               AAA
Credit exposure limits
  Up to $50 million.......................      Aa3               AA-
  Up to $75 million.......................      Aaa               AAA

     - All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.
     Because of their lower risk, more credit latitude is permitted for original maturities shorter than one year.

NOTE 20.    GEOGRAPHIC SEGMENT INFORMATION

Geographic segment operating data and total assets are as follows:

                             Earned income                Operating profit
                        ----------------------------    ----------------------
(In millions)             1995      1994       1993      1995    1994    1993
                        -------   -------    -------    ------  ------  ------

United States........   $15,306   $12,832   $11,303     $2,740  $2,327  $1,921
Europe...............     2,729     1,886     1,425        293     203      (8)
Global-including
 other areas of the
 world...............     3,144     2,205     1,716        299     284     229
                        -------   -------   -------     ------  ------  ------
  Total..............   $21,179   $16,923   $14,444     $3,332  $2,814  $2,142
                        =======   =======   =======     ======  ======  ======

                               Total assets
                        ----------------------------
(In millions)              1995      1994      1993
                        --------  --------  --------
United States........   $121,078  $104,610  $ 97,469
Europe...............     19,895     9,774     6,800
Global-including
 other areas of the
 world...............     19,852    16,520    13,670
                        --------  --------  --------
  Total..............   $160,825  $130,904  $117,939
                        ========  ========  ========

The basis of presentation of geographic segment information was revised in 1995 to reclassify the results of certain business activities within GE Capital that are essentially global in nature to "Global-including other areas of the world." Prior-year amounts have been restated to conform to the current year presentation.

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

            Included in Part II of this report:
               Independent Auditors Report
               Statement of Current and Retained Earnings for each of the years in the three-year period ended December 31, 1995
               Statement of Financial Position at December 31, 1995 and 1994 Statement of Cash Flows for each of the years in the three-
                year period ended December 31, 1995
               Notes to Consolidated Financial Statements

            Incorporated by reference:
               The consolidated financial statements of General Electric
                Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1995 (pages F-1 through F-40) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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

Exhibit
 Number                                 Description
-------                                 -----------

3(i) A complete copy of the Organization Certificate of the Corporation as last amended on November 1, 1995 and currently in effect, consisting of the following: (a) the Organization Certificate of the Corporation as in effect immediately prior to the filing of the Certificate of Amendment as of April 21, 1995 (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December 31, 1993); (b) a Certificate of Amendment filed in the Office of the Superintendent of Banks of the State of New York (the "Office of the Superintendent") as of April 21, 1995 (Incorporated by reference to Exhibit 4(b) to the Corporation's Registration Statement on Form S-3, File No. 33-58771); (c) a Certificate of Amendment filed in the Office of The Superintendent as of May 11, 1995 (Incorporated by reference to Exhibit 4(c) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (d) a Certificate of Amendment filed in the Office of the Superintendent as of June 28, 1995 (Incorporated by reference to Exhibit 4(d) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (e) a Certificate of Amendment filed in the Office of the Superintendent as of July 17, 1995 (Incorporated by reference to Exhibit 4(e) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); and (f) a Certificate of Amendment filed in the Office of the Superintendent as of November 1, 1995.

3(ii) A complete copy of the By-Laws of the Corporation as last amended on June 30, 1994 and currently in effect. (Incorporated by reference to Exhibit 3(ii) of the Corporation's Form 10-K Report for the year ended December 31, 1994.)

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

23(ii)      Consent of KPMG Peat Marwick LLP.

24          Power of Attorney.

27          Financial Data Schedule (filed electronically herewith).

Exhibit
 Number                                 Description
-------                                 -----------

99(a) Income Maintenance Agreement dated March 28, 1991 between General Electric Company and the Corporation. (Incorporated by reference to Exhibit 28(a) of the Corporation's Form 10-K Report for the year ended December 31, 1992.)

99(b) The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1995 (pages F-1 through F-40) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

99(C) Letter, dated June 29, 1995, from Dennis D. Dammerman of General Electric Company to Gary C. Wendt of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of shares of its Variable Cumulative Preferred Stock. (Incorporated by reference to
            Exhibit 99(g) to the General Electric Capital Corporation's Registration Statement on Form S-3, File No. 33-61257)

(b)         Reports on Form 8-K

               None.

       GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     GENERAL ELECTRIC CAPITAL CORPORATION

             CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS


For the years ended December 31                    1995       1994       1993
(In millions)                                     ------     ------     ------

Earned income.................................... $5,721     $3,980     $3,819
                                                  ------     ------     ------
Expenses:
  Interest, net of allocations...................  3,094      2,635      1,962
  Operating and administrative...................  1,217      1,113      1,340
  Provision for losses on financing receivables..    206        397        382
  Depreciation and amortization..................    209        157        209
                                                  ------     ------     ------
                                                   4,726      4,302      3,893
                                                  ------     ------     ------
Earnings (loss) before income taxes and equity
 in earnings of affiliates.......................    995       (322)       (74)
Income tax (provision) benefit...................   (291)        54        (72)
Equity in earnings of affiliates.................  1,557      2,186      1,624
                                                  ------     ------     ------
Net earnings.....................................  2,261      1,918      1,478
Dividends paid................................... (1,645)      (605)      (482)
Retained earnings at January 1...................  8,321      7,008      6,012
                                                  ------     ------     ------
Retained earnings at December 31................. $8,937     $8,321     $7,008
                                                  ======     ======     ======



See Notes to Condensed Financial Statements.

       GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                     GENERAL ELECTRIC CAPITAL CORPORATION

                   CONDENSED STATEMENT OF FINANCIAL POSITION

At December 31                                            1995         1994
(In millions)                                           -------- -    -------

ASSETS

Cash and equivalents................................... $     12     $    145
Investment securities..................................    3,449        3,097
Financing receivables:
  Time sales and loans.................................   25,746       25,525
  Investment in financing leases.......................   10,786       10,129
                                                        --------     --------
                                                          36,532       35,654
  Allowance for losses on financing receivables........     (899)        (997)
                                                        --------     --------
  Financing receivables -- net.........................   35,633       34,657
Investments in and advances to affiliates..............   69,739       54,883
Equipment on operating leases (at cost), less
  accumulated amortization of $477 and $258............    2,378        1,897
Other assets...........................................    3,898        5,597
                                                        --------     --------
Total assets........................................... $115,109     $100,276
                                                        ========     ========

LIABILITIES AND EQUITY

Short-term borrowings (including notes payable to
 affiliates of $553 in 1995)........................... $ 52,700     $ 50,765
Long-term borrowings (including notes payable to
 affiliates of $914 in 1994)...........................   42,169       31,769
Other liabilities......................................    3,574        4,898
Deferred income taxes..................................    2,464        2,304
                                                        --------     --------
  Total liabilities....................................  100,907       89,736
                                                        --------     --------
Capital stock..........................................      770          769
Additional paid-in capital.............................    4,022        2,172
Retained earnings......................................    8,937        8,321
Unrealized gains (losses) on investment securities.....      543         (655)
Foreign currency translation adjustments...............      (70)         (67)
                                                        --------     --------
  Total equity.........................................   14,202       10,540
                                                        --------     --------
Total liabilities and equity........................... $115,109     $100,276
                                                        ========     ========

See Notes to Condensed Financial Statements.

       GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                     GENERAL ELECTRIC CAPITAL CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31                           1995      1994      1993
(In millions)                                          --------  --------  --------

CASH FROM OPERATING ACTIVITIES.......................  $  1,489  $  1,150  $  1,117
                                                       --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers.......................   (41,650)  (30,198)  (27,112)
Principal collections from customers.................    39,664    27,155    27,237
Investment in assets on financing leases.............   .(2,976)   (1,937)   (1,271)
Principal collections on financing leases............     1,587     1,701     1,728
Net change in credit card receivables................     1,566      (620)      299
Buildings, equipment and equipment on
 operating leases
      --additions....................................      (810)     (809)     (610)
      --dispositions.................................        78        76       365
Payments for principal businesses purchased, net
 of cash acquired....................................    (3,866)     (817)   (2,090)
Proceeds from principal business dispositions........       575        -         -
Change in investment in and advances to affiliates...   (11,377)     (859)  (10,296)
Other - net..........................................     1,984    (1,236)    1,093
                                                       --------  --------  --------
CASH USED FOR INVESTING ACTIVITIES...................   (15,225)   (7,544)  (10,657)
                                                       --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities)   (3,544)   (2,970)    3,969
Newly issued debt
-short-term (91-365 days)............................     2,545     3,214     4,315
-long-term senior....................................    25,654    16,641    10,188
Proceeds-non-recourse, leveraged lease debt..........       783        31        -
Repayments and other reductions
-short-term..........................................   (11,710)   (8,823)   (8,636)
-long-term senior....................................      (638)     (912)     (157)
Principal payments - non-recourse, leveraged
 lease debt..........................................      (134)     (132)     (198)
Dividends paid.......................................      (961)     (595)     (482)
Contributions to additional paid-in capital..........       684        -         25
Issuance of preferred stock in excess of par.........       924        -         -
                                                       --------  --------  --------
CASH FROM FINANCING ACTIVITIES.......................    13,603     6,454     9,024
                                                       --------  --------  --------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS
  DURING THE YEAR....................................      (133)       60      (516)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR............       145        85       601
                                                       --------  --------  --------
CASH AND EQUIVALENTS AT END OF YEAR..................  $     12  $    145  $     85
                                                       ========  ========  ========

See Notes to Condensed Financial Statements

       GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT  (Concluded)

                     GENERAL ELECTRIC CAPITAL CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

     Certain reclassifications have been made to prior year amounts to conform with 1995 presentation.

Borrowings

     Total long-term borrowings at December 31, 1995 and 1994 are shown below.

                              Weighted
                               average
                              interest
(Dollars in millions)         rate<F1>       Maturities      1995        1994
                              ---------      ----------     ------     -------

Senior notes..................    6.60%      1997-2055      $41,472    $30,158
Subordinated notes<F2>........    8.04       2006-2012          697        697
Intercompany..................                                   -         914
                                                            -------    -------
                                                            $42,169    $31,769
                                                            =======    =======

<F1> Includes the effects of associated interest rate and currency swaps.

<F2> Guaranteed by GE Company.

     Interest rate and currency swaps are employed to achieve the lowest cost of funds for a particular funding strategy. The Corporation enters into interest rate swaps and currency swaps (including non-U.S. currency and cross-currency interest rate swaps) to modify interest rates and/or currencies of specific debt instruments. For example, to fund U.S. operations, GE Capital may issue fixed-rate debt denominated in a currency other than the U.S. dollar and simultaneously enter into a currency swap to create synthetic fixed-rate U.S. dollar debt with a lower yield than could be achieved directly. Such interest rate and currency swaps have been designated as modifying interest rates, currencies or both. The Corporation does not engage in derivatives trading, market-making or other speculative activities.

     The Corporation used a portion of this interest rate swap portfolio to convert interest rate exposure on short-term and floating rate long-term borrowings to interest rates that are fixed over the terms of the related swaps; interest rate basis swaps also are employed to manage short-term financing factors--for example, to convert commercial paper-based interest costs to prime rate-based costs. At December 31, 1995 and 1994, such swaps were outstanding for principal amounts equivalent to $7,955 million and $6,780 million with maturities from 1996 to 2029 and weighted average interest rates of 6.67% and 6.33%, respectively.

     At December 31, 1995, long-term borrowing maturities during the next five years, including the current portion of long-term notes payable are $13,587 million in 1996, $12,417 million in 1997; $10,137 million in 1998, $4,353 million in 1999, and $3,977 million in 2000.

     Interest expense on the Condensed Statement of Current and Retained Earnings is net of interest income on loans and advances to majority owned affiliates of $2,310 million, $1,322 million and $1,335 million for 1995, 1994 and 1993, respectively.

Income Taxes

GE Company files a consolidated U.S. federal income tax return which includes GE Capital. Income tax (provision) benefit includes the effect of the Corporation on the consolidated return.

                                                              Exhibit 4 (iii)


                             March 26, 1996

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Subject: General Electric Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1995 - File No. 1-6461


Dear Sirs:

    Neither General Electric Capital Corporation (the "Corporation") nor any of its subsidiaries has outstanding any instrument with respect to its long-term debt under which the total amount of securities authorized exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. In accordance with paragraph (b) (4) (iii) of Item 601 of Regulation S-K (17 CFR 229.601), the Corporation hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument which defines the rights of holders of such long-term debt.

                             Very truly yours,

                             GENERAL ELECTRIC CAPITAL CORPORATION


                             By: /s/ J. A. Parke
                                 -------------------------------------------
                                 J. A. Parke,
                                 Senior Vice President, Finance

                                                                Exhibit 12 (a)

                     GENERAL ELECTRIC CAPITAL CORPORATION
                          AND CONSOLIDATED AFFILIATES

               Computation of Ratio of Earnings to Fixed Charges

                                               Years ended December 31,
                                    ------------------------------------------------
 (Dollar amounts in millions)        1995      1994       1993      1992       1991
                                    ------    ------     ------    ------     ------

Net earnings.....................  $ 2,261   $ 1,918    $ 1,478   $ 1,251    $ 1,125
Provision for income taxes.......    1,071       896        664       415        362
Minority interest................       81       109        114        14         (7)
                                   -------   -------    -------   -------    -------
Earnings before income taxes
  and minority interest..........    3,413     2,923      2,256     1,680      1,480
                                   -------   -------    -------   -------    -------
Fixed charges:
Interest.........................    6,520     4,464      3,503     3,713      4,280
One-third of rentals.............      170       153        138        90         34
                                   -------   -------    -------   -------    -------
Total fixed charges..............    6,690     4,617      3,641     3,803      4,314
                                   -------   -------    -------   -------    -------
Less interest capitalized,
  net of amortization............       21         9          4         6          7
                                   -------   -------    -------   -------    -------
Earnings before income taxes
  and minority interest plus
  fixed charges..................  $10,082   $ 7,531    $ 5,893   $ 5,477    $ 5,787
                                   =======   =======    =======   =======    =======
Ratio of earnings to fixed
  charges........................     1.51      1.63       1.62      1.44       1.34
                                   =======   =======    =======   =======    =======

                                                                Exhibit 12 (b)

                           GENERAL ELECTRIC CAPITAL CORPORATION
                                AND CONSOLIDATED AFFILIATES

 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                                               Years ended December 31,
                                    ------------------------------------------------
(Dollar amounts in millions)         1995      1994       1993      1992       1991
                                    ------    ------     ------    ------     ------
Net earnings...................    $ 2,261   $ 1,918    $ 1,478   $ 1,251    $ 1,125
Provision for income taxes.....      1,071       896        664       415        362
Minority interest..............         81       109        114        14         (7)
                                   -------   -------    -------   -------    -------
Earnings before income taxes
  and minority interest........      3,413     2,923      2,256     1,680      1,480
                                   -------   -------    -------   -------    -------
Fixed charges:
  Interest.....................      6,520     4,464      3,503     3,713      4,280
  One-third of rentals.........        170       153        138        90         34
                                   -------   -------    -------   -------    -------
Total fixed charges............      6,690     4,617      3,641     3,803      4,314
                                   -------   -------    -------   -------    -------
Less interest capitalized,
  net of amortization..........         21         9          4         6          7
                                   -------   -------    -------   -------    -------
Earnings before income taxes
  and minority interest plus
  fixed charges................    $10,082   $ 7,531    $ 5,893   $ 5,477    $ 5,787
                                   =======   =======    =======   =======    =======
Preferred stock dividend
  requirements.................    $    57   $    30    $    22   $    26    $    41
Ratio of earnings before
  provision for income taxes
  to net earnings..............       1.47      1.47       1.45      1.34       1.32
                                   -------   -------    -------   -------    -------
Preferred stock dividend
  factor on pre-tax basis......         84        44         32        35         54
Fixed charges                        6,690     4,617      3,641     3,803      4,314
                                   -------   -------    -------   -------    -------
Total fixed charges and
  preferred stock dividend
  requirements.................    $ 6,774   $ 4,661    $ 3,673   $ 3,838    $ 4,368
                                   =======   =======    =======   =======    =======
Ratio of earnings to combined
  fixed charges and preferred
  stock dividends..............       1.49      1.62       1.60      1.43       1.32
                                   =======   =======    =======   =======    =======

                                                               Exhibit 23 (ii)


To the Board of Directors
General Electric Capital Corporation

     We consent to incorporation by reference in the Registration Statements (Nos. 33-36601, 33-39596, 33-43420, 33-51793 and 33-60723) on Form S-3 of
General Electric Capital Corporation of our report dated February 9, 1996 relating to the statement of financial position of General Electric Capital Corporation and consolidated affiliates as of December 31, 1995 and 1994 and the related statements of current and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1995, and the related schedule which report appears in the December 31, 1995 annual report on Form 10-K of General Electric Capital Corporation.




/s/ KPMG Peat Marwick LLP

Stamford, Connecticut
March 28, 1996

                                                                    Exhibit 24
                               POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Corporation, a New York corporation (the "Corporation"), hereby constitutes and appoints Gary C. Wendt, James A. Parke, Joan C. Amble and Nancy E. Barton, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 1995, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

 IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 26th day of March, 1996.



/s/ Gary C. Wendt                          /s/ James A. Parke
---------------------------------          -------------------------------------
Gary C. Wendt,                             James A. Parke,
Chairman of the Board                      Director and Senior Vice President,
and Chief Executive Officer                Finance
(Principal Executive Officer)              (Principal Financial Officer)



                         /s/ Joan C. Amble
                         ---------------------------------
                         Joan C. Amble,
                         Vice President and Controller
                         (Principal Accounting Officer)


                                                                (Page 1 of 2)
                                      62

/s/ Nigel D. T. Andrews
---------------------------------            ---------------------------------
Nigel D. T. Andrews,                         Benjamin W. Heineman, Jr.,
Director                                     Director


/s/ Nancy E. Barton
---------------------------------            ---------------------------------
Nancy E. Barton,                             Hugh J. Murphy,
Director                                     Director


/s/ James R. Bunt                            /s/ Denis J. Nayden
---------------------------------            ---------------------------------
James R. Bunt,                               Denis J. Nayden,
Director                                     Director


/s/ Dennis D. Dammerman                      /s/ Michael A. Neal
---------------------------------            ---------------------------------
Dennis D. Dammerman,                         Michael A. Neal,
Director                                     Director



---------------------------------            ---------------------------------
Paolo Fresco,                                John M. Samuels,
Director                                     Director


                                             /s/ Edward D. Stewart
---------------------------------            ---------------------------------
Dale F. Frey,                                Edward D. Stewart,
Director                                     Director


                                             /s/ John F. Welch, Jr.
                                             ---------------------------------
                                             John F. Welch, Jr.,
                                             Director

A MAJORITY OF THE BOARD OF DIRECTORS

                                                                (Page 2 of 2)
                                      63

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENERAL ELECTRIC CAPITAL CORPORATION

   March 26, 1996                         By: /s/ Gary C. Wendt
                                          ------------------------------------
                                                    (Gary C. Wendt)
                                                Chairman of the Board
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                       Title                         Date
       ---------                       -----                         -----


/s/  Gary C. Wendt          Chairman of the Board and           March 26, 1996
-----------------------     Chief Executive Officer
(Gary C. Wendt)             (Principal Executive Officer)


/s/  James A. Parke         Director and                        March 26, 1996
-----------------------     Senior Vice President, Finance
(James A. Parke)            (Principal Financial Officer)


/s/  Joan C. Amble          Vice President and Controller       March 26, 1996
-----------------------     (Principal Accounting Officer)
(Joan C. Amble)


NIGEL D. T. ANDREWS*              Director
NANCY E. BARTON*                  Director
JAMES R. BUNT*                    Director
DENNIS D. DAMMERMAN*              Director
DENIS J. NAYDEN*                  Director
MICHAEL A. NEAL*                  Director
EDWARD D. STEWART*                Director
JOHN F. WELCH, JR.*               Director

A MAJORITY OF THE BOARD OF DIRECTORS

* By: /s/ Joan C. Amble                                         March 26, 1996
      -----------------
      (Joan C. Amble)
      Attorney-in-fact