Form 10-Q
period 1996-03-30
GENERAL ELECTRIC CAPITAL CORP
filed 1996-05-14
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-Q
                            ------------------------

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1996

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 1-6461

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    At April 26, 1996, 3,837,825 shares of common stock with a par value of $200 were outstanding.

    REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION.

     Item 1. Financial Statements.......................................       1

     Item 2. Management's Discussion and Analysis of Results
              of Operations.............................................       5

     Exhibit 12. Computation of Ratio of Earnings to Fixed Charges
      and Computation of Ratio of Earnings to Combined Fixed Charges
      and Preferred Stock Dividends.....................................       7

PART II - OTHER INFORMATION.

     Item 6. Exhibits and Reports on Form 8-K...........................       8

     Signatures.........................................................       9

     Index to Exhibits..................................................      10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                          ----------------------
(In millions)                                             MARCH 30,    APRIL 1,
                                                             1996        1995
                                                          ---------    --------

EARNED INCOME ..........................................   $  5,620    $  4,790
                                                           --------    --------

EXPENSES

Interest ...............................................      1,668       1,502
Operating and administrative ...........................      1,716       1,432
Insurance losses and policyholder and annuity benefits .        615         516
Provision for losses on financing receivables ..........        213          79
Depreciation and amortization of buildings
 and equipment and equipment on operating leases .......        489         450
Minority interest in net earnings of consolidated
 affiliates ............................................         25          17
                                                           --------    --------
                                                              4,726       3,996
                                                           --------    --------
EARNINGS

Earnings before income taxes ...........................        894         794
Provision for income taxes .............................       (289)       (266)
                                                           --------    --------

NET EARNINGS ...........................................        605         528
Dividends ..............................................       (244)       (203)
Retained earnings at beginning of period ...............      8,937       8,321
                                                           --------    --------
RETAINED EARNINGS AT END OF PERIOD .....................   $  9,298    $  8,646
                                                           ========    ========














See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

 (In millions)                                            MARCH 30,   DECEMBER 31,
                                                             1996        1995
                                                          ---------   ------------
                                                           (Unaudited)

ASSETS
Cash and equivalents ...................................   $  1,531    $  1,316
Investment securities ..................................     26,827      26,991
Financing receivables
   Time sales and loans, net of deferred income ........     58,749      59,591
   Investment in financing leases, net of
    deferred income ....................................     35,949      36,200
                                                           --------    --------
                                                             94,698      95,791
   Allowance for losses on financing receivables .......     (2,490)     (2,519)
                                                           --------    --------
      Financing receivables -- net .....................     92,208      93,272
Other receivables -- net ...............................      5,526       6,408
Equipment on operating leases (at cost),
 less accumulated amortization of $4,934 and $4,670 ....     14,354      13,793
Other assets ...........................................     20,529      19,045
                                                           --------    --------
   TOTAL ASSETS ........................................   $160,975    $160,825
                                                           ========    ========

LIABILITIES AND EQUITY

Short-term borrowings ..................................   $ 59,891    $ 59,264
Long-term borrowings
   Senior ..............................................     48,508      47,794
   Subordinated ........................................        697         697
Insurance liabilities, reserves and annuity benefits ...     21,862      22,401
Other liabilities ......................................      8,533       9,202
Deferred income taxes ..................................      6,539       6,562
                                                           --------    --------
   Total liabilities ...................................    146,030     145,920
                                                           --------    --------
Minority interest in equity of consolidated affiliates .        696         703
                                                           --------    --------
Capital stock ..........................................        770         770
Additional paid-in capital .............................      4,022       4,022
Retained earnings ......................................      9,298       8,937
Unrealized gains on investment securities ..............        232         543
Foreign currency translation adjustments ...............        (73)        (70)
                                                           --------    --------
   Total equity ........................................     14,249      14,202
                                                           --------    --------
TOTAL LIABILITIES AND EQUITY ...........................   $160,975    $160,825
                                                           ========    ========








See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                          ----------------------
(In millions)                                             MARCH 30,    APRIL 1,
                                                             1996        1995
                                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...........................................   $    605    $    528
Adjustments to reconcile net earnings to cash
 provided from operating activities:

   Provision for losses on financing receivables .......        213          79
   Depreciation and amortization of buildings and
    equipment and equipment on operating leases ........        489         450
   Other -- net ........................................         49        (198)
                                                           --------    --------
      Cash provided from operating activities ..........      1,356         859
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in loans to customers .........................    (11,391)    (11,718)
Principal collections from customers ...................     11,876       9,870
Investment in assets on financing leases ...............     (2,914)     (2,351)
Principal collections on financing leases ..............      2,908       1,551
Net decrease in credit card receivables ................        172         459
Buildings and equipment and equipment on
 operating leases:
     - additions .......................................     (1,362)     (1,303)
     - dispositions ....................................        348         549
Payments for principal businesses purchased,
 net of cash acquired ..................................        (88)     (1,627)
Purchases of investment securities by insurance
 affiliates and annuity businesses .....................     (1,628)     (1,534)
Dispositions and maturities of investment securities
 by insurance affiliates and annuity businesses ........      1,311       1,541
Other -- net ...........................................     (1,280)        (95)
                                                           --------    --------
      Cash used for investing activities ...............     (2,048)     (4,658)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in borrowings (maturities 90 days or less) ..     (1,458)     (4,180)
Newly issued debt
     - short-term (maturities 91-365 days)..............        882         563
     - long-term senior ................................      7,102      11,965
Proceeds - non-recourse, leveraged lease debt ..........        236          --
Repayments and other reductions
     - short-term (maturities 91-365 days) .............     (4,879)     (3,712)
     - long-term senior ................................       (314)         --
Principal payments - non-recourse, leveraged lease debt        (103)        (99)
Proceeds from sales of investment and annuity contracts         148         387
Redemption of investment and annuity contracts .........       (463)       (573)
Dividends paid .........................................       (244)       (203)
                                                           --------    --------
      Cash provided from financing activities ..........        907       4,148
                                                           --------    --------
INCREASE IN CASH AND EQUIVALENTS .......................        215         349
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............      1,316         712
                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................   $  1,531    $  1,061
                                                           ========    ========

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Capital Corporation ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the parent and consolidated affiliates have been eliminated. Certain prior period data have been reclassified to conform to the current period presentation.

2. The condensed consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

3. Two newly issued accounting standards were adopted in the first quarter of 1996 and did not have a material effect on the financial position or results of operations of the Corporation.

      Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

      SFAS No. 122, Accounting for Mortgage Servicing Rights, requires that capitalized rights to service mortgage loans be assessed for impairment by individual risk stratum by comparing each stratum's carrying amount with its fair value. Strata are based on the predominant risk characteristics of the underlying loans, which include loan type and note rate. Fair values are estimated based on discounted anticipated future net cash flows considering market consensus for loan prepayment predictions and other economic factors. To the extent that the carrying value of mortgage servicing rights exceeds fair value by individual stratum, the resulting impairment is recognized in earnings through a valuation allowance.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

         Net earnings for the first quarter of 1996 were $605 million, a $77 million (15%) increase over the first quarter of 1995. The Corporation's contribution to its parent, General Electric Capital Services, Inc. (GECS), after payment of dividends on its variable cumulative preferred stock, was $586 million, a $68 million (13%) increase over the comparable 1995 period.

         Earnings of the lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned -- yields -- over rates on borrowings) and the quality of those assets. The Corporation's increase in net earnings principally reflected a higher average level of invested assets, partially offset by higher provisions for losses on financing receivables. Financing spreads were essentially the same in both periods as the decrease in interest rates paid on borrowings were offset by a decrease in yields. The Specialty Insurance segment also contributed to the increase in net earnings primarily resulting from increased premium and investment income.

OPERATING RESULTS

         EARNED INCOME from all sources increased $830 million (17%) to $5,620 million for the first quarter of 1996 over the first quarter of 1995.

         Earned income from the specialized financing, mid-market financing, consumer services and equipment management businesses increased $721 million (17%) over the comparable prior-year period principally reflecting a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses. A portion of the increase was also attributable to higher consumer insurance premiums due to the acquisition of the long-term care business during 1995. Earned income of the Specialty Insurance segment increased $109 million (23%) to $582 million for the first quarter of 1996 compared with the first quarter of 1995 reflecting growth in premium and investment income.

         INTEREST EXPENSE for the first quarter of 1996 was $1,668 million, 11% higher than for the first quarter of 1995. The increase reflected the effects of higher average borrowings used to finance asset growth partially offset by the effects of lower interest rates. The composite interest rate on the borrowings for the first quarter of 1996 was 6.38% compared with 6.66% in the first quarter of 1995.

         OPERATING AND ADMINISTRATIVE EXPENSES were $1,716 million for the first quarter of 1996, a 20% increase over the first quarter of 1995. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year and higher investment levels.

         INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased 19% to $615 million for the first quarter of 1996, compared with $516 million for the first quarter of 1995. The increase primarily resulted from higher policyholder benefit costs due to the acquisition of the long-term care insurance business during 1995.

         PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $213 million for the first quarter of 1996 from $79 million for the first quarter of 1995. These provisions principally related to private-label and bank credit cards in the Consumer Segment which are discussed below under Portfolio Quality.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           (Continued).

         DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $39 million (9%) to $489 million for the first quarter of 1996 compared with $450 million for the first quarter of 1995. The increase principally reflected higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

         PROVISION FOR INCOME TAXES was $289 million for the first quarter of 1996 (an effective tax rate of 32.3%), compared with $266 million for the first quarter of 1995 (an effective tax rate of 33.5%). The higher provision for income taxes reflected increased pre-tax earnings. The decrease in the 1996 effective tax rate resulted primarily from the effects of terminating certain leveraged leases and increased tax credits, partially offset by an increase in non-U.S. taxes.

PORTFOLIO QUALITY

         THE PORTFOLIO OF FINANCING RECEIVABLES, before allowance for losses, decreased to $94.7 billion at March 30, 1996 from $95.8 billion at the end of 1995. Financing receivables are the Corporation's largest asset and the primary source of revenues. Related allowances for losses at March 30, 1996, aggregated $2.5 billion (2.63% of receivables - the same level as at the end of 1995) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. Nonearning receivables are those that are 90 days or more delinquent and reduced earning receivables are receivables whose terms have been restructured to a below-market yield.

         CONSUMER RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $41.4 billion at March 30, 1996, a decrease of $0.6 billion from the end of 1995. Nonearning and reduced earning receivables increased to $712 million at March 30, 1996, from $671 million at December 31, 1995. Write-offs of consumer receivables increased to $190 million for the first quarter of 1996, compared with $143 million for the first quarter of 1995, primarily due to higher average receivable balances resulting from a combination of origination volume and acquisitions of businesses and portfolios and higher delinquencies consistent with overall industry experience.

         COMMERCIAL REAL ESTATE LOANS classified as financing receivables were $13.3 billion at March 30, 1996, compared with $13.4 billion at year-end 1995. Nonearning and reduced earning receivables increased to $263 million at March 30, 1996, from $179 million at December 31, 1995. Write-offs of commercial real estate loans were $10 million for the first quarter of 1996, compared with $57 million for the first quarter of 1995. At March 30, 1996, the commercial real estate portfolio also included, in other assets, $2.2 billion of assets acquired for resale from various financial institutions ($2.3 billion at year-end 1995), and $1.7 billion of investments in real estate ventures (essentially unchanged from the prior year end).

         OTHER FINANCING RECEIVABLES, totaling $40.0 billion at March 30, 1996 ($40.4 billion at December 31, 1995), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced-earning receivables increased to $297 million at March 30, 1996, from $285 million at year-end 1995.

         Loans and leases to commercial airlines amounted to $8.4 billion at March 30, 1996, up slightly from $8.3 billion at the end of 1995.

OTHER MATTERS

         As 1996 progresses, management continues to believe that vigilant attention to risk management and controllership and a strong focus on complete satisfaction of customer needs position it to deal effectively with the increasing competition in an ever-changing global economy.

                                                                      EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                        THREE MONTHS ENDED MARCH 30, 1996

                                   (Unaudited)

                                                                        RATIO OF
                                                                      EARNINGS TO
                                                                        COMBINED
                                                                           FIXED
                                                                         CHARGES
                                                           RATIO OF          AND
                                                           EARNINGS    PREFERRED
(Dollar amounts in millions)                               TO FIXED        STOCK
                                                            CHARGES    DIVIDENDS
                                                           --------     --------
Net earnings ...........................................   $    605     $    605
Provision for income taxes .............................        289          289
Minority interest in net earnings  of consolidated
 affiliates ............................................         25           25
                                                           --------     --------
Earnings before provision for income taxes and
 minority interest .....................................        919          919
                                                           --------     --------
Fixed charges:

Interest ...............................................      1,683        1,683
One-third of rentals ...................................         40           40
                                                           --------     --------
Total fixed charges ....................................      1,723        1,723
                                                           --------     --------
Less capitalized interest, net of amortization .........          6            6

Earnings before provision for income taxes and
 minority interest plus fixed charges ..................   $  2,636     $  2,636
                                                           ========     ========

Ratio of earnings to fixed charges .....................       1.53
                                                           ========

Preferred stock dividend requirements ..................                $     19
Ratio of earnings before provision for
 income taxes to net earnings ..........................                    1.48
Preferred stock dividend on pre-tax basis ..............                      28
Fixed charges ..........................................                   1,723
                                                                        --------
Total fixed charges and preferred stock
 dividend requirements .................................                $  1,751
                                                                        ========

Ratio of earnings to combined fixed charges and
 preferred stock dividends .............................                    1.51
                                                                        ========

For purposes of computing the ratios, fixed charges consist of interest on all indebtedness and one-third of rentals, which management believes is a reasonable approximation of the interest factor of such rentals.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                      GENERAL ELECTRIC CAPITAL CORPORATION
                                                 (Registrant)

Date:  May 14, 1996              By:            /s/ J.A. Parke
                                      -------------------------------------
                                      J.A. Parke, Senior Vice President, Finance
                                            (Principal Financial Officer)

Date:  May 14, 1996              By:           /s/ J.C. Amble
                                      -------------------------------------
                                      J.C. Amble, Vice President and Controller
                                            (Principal Accounting Officer)

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                                 PAGE
    12     Computation of ratio of earnings to fixed charges and
            computation of ratio of earnings to combined fixed
            charges and preferred stock dividends .......................      7

    27     Financial Data Schedule (filed electronically only)