Form 10-Q
period 1996-06-29
GENERAL ELECTRIC CAPITAL CORP
filed 1996-08-12
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                       -----------------------------------

                          COMMISSION FILE NUMBER 1-6461

                       -----------------------------------

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

                       -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

At August 2, 1996, 3,837,825 shares of common stock with a par value of $200 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION.

     Item 1. Financial Statements .........................................    1

     Item 2. Management's Discussion and Analysis of Results
      of Operations .......................................................    5

     Exhibit 12. Computation of Ratio of Earnings to Fixed Charges
      and Computation of Ratio of Earnings to Combined Fixed Charges
      and Preferred Stock Dividends .......................................    7

PART II - OTHER INFORMATION.

     Item 6. Exhibits and Reports on Form 8-K .............................    8

     Signatures ...........................................................    9

     Index to Exhibits ....................................................   10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   --------------------    --------------------
(In millions)                                                      JUNE 29,     JULY 1,    JUNE 29,     JULY 1,
                                                                     1996        1995        1996        1995
                                                                   --------    --------    --------    --------

EARNED INCOME ..................................................   $  6,068    $  5,169    $ 11,688    $  9,959
                                                                   --------    --------    --------    --------

EXPENSES

Interest .......................................................      1,722       1,629       3,390       3,131
Operating and administrative ...................................      1,906       1,512       3,622       2,944
Insurance losses and policyholder and annuity benefits .........        777         486       1,392       1,002
Provision for losses on financing receivables ..................        228         279         441         358
Depreciation and amortization of buildings and
equipment and equipment on operating leases ....................        524         489       1,013         939
Minority interest in net earnings of consolidated affiliates ...         17          16          42          33
                                                                   --------    --------    --------    --------
                                                                      5,174       4,411       9,900       8,407
                                                                   --------    --------    --------    --------
EARNINGS

Earnings before income taxes ...................................        894         758       1,788       1,552
Provision for income taxes .....................................       (267)       (241)       (556)       (507)
                                                                   --------    --------    --------    --------

NET EARNINGS ...................................................        627         517       1,232       1,045
Dividends ......................................................       (230)        (58)       (474)       (261)
Retained earnings at beginning of period .......................      9,298       8,646       8,937       8,321
                                                                   --------    --------    --------    --------
RETAINED EARNINGS AT END OF PERIOD .............................   $  9,695    $  9,105    $  9,695    $  9,105
                                                                   ========    ========    ========    ========














See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

(In millions)                                              JUNE 29,   December 31,
                                                             1996         1995
                                                           --------   ------------
                                                         (UNAUDITED)

ASSETS

Cash and equivalents ...................................   $  1,597    $  1,316
Investment securities ..................................     32,891      26,991
Financing receivables
   Time sales and loans, net of deferred income ........     59,214      59,591
   Investment in financing leases, net of
    deferred income ....................................     36,826      36,200
                                                           --------    --------
                                                             96,040      95,791
   Allowance for losses on financing receivables .......     (2,526)     (2,519)
                                                           --------    --------
      Financing receivables - net ......................     93,514      93,272
Other receivables - net ................................      5,879       6,408
Equipment on operating leases (at cost), less
 accumulated amortization of $5,019 and $4,670 .........     15,090      13,793
Other assets ...........................................     24,305      19,045
                                                           --------    --------
TOTAL ASSETS ...........................................   $173,276    $160,825
                                                           ========    ========

LIABILITIES AND EQUITY

Short-term borrowings ..................................   $ 65,416    $ 59,264
Long-term borrowings
   Senior ..............................................     46,404      47,794
   Subordinated ........................................        697         697
Insurance liabilities, reserves and annuity benefits ...     30,489      22,401
Other liabilities ......................................      8,487       9,202
Deferred income taxes ..................................      6,651       6,562
                                                           --------    --------
   Total liabilities ...................................    158,144     145,920
                                                           --------    --------
Minority interest in equity of consolidated affiliates .        663         703
                                                           --------    --------
Capital stock ..........................................        770         770
Additional paid-in capital .............................      4,022       4,022
Retained earnings ......................................      9,695       8,937
Unrealized gains on investment securities ..............         65         543
Foreign currency translation adjustments ...............        (83)        (70)
                                                           --------    --------
   Total equity ........................................     14,469      14,202
                                                           --------    --------
TOTAL LIABILITIES AND EQUITY ...........................   $173,276    $160,825
                                                           ========    ========








See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                             SIX MONTHS ENDED
                                                           --------------------
(In millions)                                              JUNE 29,     JULY 1,
                                                             1996        1995
                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings ...........................................   $  1,232    $  1,045
Adjustments to reconcile net earnings to cash
 provided from operating activities:

   Provision for losses on financing receivables .......        441         358
   Depreciation and amortization of buildings and
    equipment and equipment on operating leases ........      1,013         939
   Other - net .........................................        342       1,236
                                                           --------    --------
      Cash provided from operating activities ..........      3,028       3,578
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in loans to customers .........................    (23,954)    (22,225)
Principal collections from customers ...................     25,186      20,394
Investment in assets on financing leases ...............     (5,958)     (6,497)
Principal collections on financing leases ..............      5,319       3,243
Net (increase) decrease in credit card receivables .....       (602)        250
Buildings and equipment and equipment on
 operating leases:
     - additions .......................................     (2,647)     (3,039)
     - dispositions ....................................        528       1,302
Payments for principal businesses purchased,
 net of cash acquired ..................................     (1,699)     (1,887)
Purchases of investment securities by insurance
 affiliates and annuity businesses .....................     (2,784)     (2,799)
Dispositions and maturities of investment securities
 by insurance affiliates and annuity businesses ........      2,453       3,018
Other - net ............................................     (2,280)     (1,240)
                                                           --------    --------
      Cash used for investing activities ...............     (6,438)     (9,480)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in borrowings (maturities 90 days or less) ..      3,230      (5,051)
Newly issued debt
     - short-term (maturities 91-365 days) .............      2,473       1,211
     - long-term senior ................................      9,925      18,734
Proceeds - non-recourse, leveraged lease debt...........        429        --
Repayments and other reductions
     - short-term (maturities 91-365 days) .............    (10,694)     (8,489)
     - long-term senior ................................       (627)       --
Principal payments - non-recourse, leveraged lease debt        (152)       (157)
Proceeds from sales of investment and annuity contracts         850         764
Redemption of investment and annuity contracts .........     (1,269)     (1,165)
Dividends paid .........................................       (474)       (261)
Issuance of preferred stock in excess of par value .....       --           525
Issuance of variable cumulative preferred stock by
 consolidated affiliate ................................       --           120
                                                           --------    --------
      Cash provided from financing activities ..........      3,691       6,231
                                                           --------    --------
INCREASE IN CASH AND EQUIVALENTS .......................        281         329
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............      1,316         712
                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................   $  1,597    $  1,041
                                                           ========    ========

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying condensed quarterly financial statements represent the adding together of General Electric Capital Corporation and all majority-owned and controlled affiliates (collectively called "the Corporation" or "GECC"). All significant transactions among the parent and consolidated affiliates have been eliminated. Certain prior period data have been reclassified to conform to the current period presentation.

2. The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

OVERVIEW

Net earnings for the first half of 1996 were $1,232 million, a $187 million (18%) increase over the first half of 1995. The Corporation's contribution to the earnings of its parent, General Electric Capital Services, Inc. after payment of dividends on its variable cumulative preferred stock, was $1,194 million, a $169 million (16%) increase over the comparable 1995 period.

Earnings of the lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned - yields - over rates on borrowings) and the quality of those assets. The Corporation's increase in net earnings principally resulted from a higher average level of invested assets, partially offset by a decrease in financing spreads as the decrease in borrowing rates was outpaced by a decrease in yields. The specialty insurance businesses also contributed to the increase in net earnings primarily resulting from increased premium and investment income.

OPERATING RESULTS

EARNED INCOME from all sources increased $1,729 million (17%) to $11,688 million for the first half of 1996 over the first half of 1995.

Earned income from the specialized financing, mid-market financing, consumer services and equipment management businesses increased $1,460 million (16%) over the comparable prior-year period. These increases principally reflect a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses, as well as higher consumer insurance premiums arising from acquisitions in 1995 and 1996. Earned income from the specialty insurance businesses increased $269 million (26%) to $1,287 million for the first half of 1996 compared with the first half of 1995 due to growth in premium and investment income resulting from both origination volume and acquisitions.

INTEREST EXPENSE on borrowings for the first half of 1996 was $3,390 million, 8% higher than for the first half of 1995. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower interest rates. The composite interest rate on the borrowings for the first half of 1996 was 6.36% compared with 6.72% in the first half of 1995.

OPERATING AND ADMINISTRATIVE EXPENSES were $3,622 million for the first half of 1996, a 23% increase over the first half of 1995. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year and higher investment levels.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased 39% to $1,392 million for the first half of 1996, compared with $1,002 million for the first half of 1995. The increase primarily resulted from the acquisition of insurance businesses in 1995 and 1996.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $441 million for the first half of 1996 from $358 million for the first half of 1995. These provisions principally related to private-label and bank credit cards which are discussed below under Portfolio Quality.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           (Continued).

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $74 million (8%) to $1,013 million for the first half of 1996 compared with $939 million for the first half of 1995. The increase principally reflected higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

PROVISION FOR INCOME TAXES was $556 million for the first half of 1996 (an effective tax rate of 31%), compared with $507 million for the first half of 1995 (an effective tax rate of 33%). The higher provision for income taxes reflected increased pre-tax earnings. The decrease in the 1996 effective tax rate resulted primarily from increased tax credits and increased non-taxable income.

PORTFOLIO QUALITY

THE PORTFOLIO OF FINANCING RECEIVABLES, before allowance for losses, increased to $96.0 billion at June 29, 1996 from $95.8 billion at the end of 1995. Financing receivables are the Corporation's largest asset and the primary source of revenues. Related allowances for losses at June 29, 1996, aggregated $2.5 billion (2.63% of receivables - the same level as at the end of 1995) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning receivables" are those that are 90 days or more delinquent; "reduced earning receivables" are receivables whose terms have been restructured to a below-market yield.

CONSUMER RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $42.6 billion at June 29, 1996, an increase of $0.6 billion from the end of 1995. Nonearning and reduced earning receivables increased to $739 million at June 29, 1996, from $671 million at December 31, 1995. Write-offs of consumer receivables increased to $397 million for the first half of 1996, compared with $297 million for the first half of 1995. This increase was primarily attributable to higher average receivable balances resulting from a combination of origination volume and acquisitions of businesses and portfolios and higher delinquencies consistent with overall industry experience.

COMMERCIAL REAL ESTATE LOANS classified as financing receivables were $13.4 billion at June 29, 1996, the same as at year-end 1995. Nonearning and reduced earning receivables increased to $282 million at June 29, 1996, from $179 million at December 31, 1995. Write-offs of commercial real estate loans were $18 million for the first half of 1996, compared with $58 million for the first half of 1995. At June 29, 1996, the commercial real estate portfolio also included, in other assets, $2.2 billion of assets acquired for resale from various financial institutions ($2.3 billion at year-end 1995) and $1.8 billion of investments in real estate ventures ($1.7 billion at year-end 1995).

OTHER FINANCING RECEIVABLES, totaling $40.0 billion at June 29, 1996 ($40.4 billion at December 31, 1995), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced-earning receivables decreased to $268 million at June 29, 1996, from $285 million at year-end 1995.

Loans and leases to commercial airlines amounted to $8.7 billion at June 29, 1996, up from $8.3 billion at the end of 1995. On July 15, 1996, the Corporation announced that it had placed a multi-year order with Airbus Industries for various aircraft whose list prices exceeded $2.5 billion.

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

                                                                      EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
         COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND
                           PREFERRED STOCK DIVIDENDS

                         SIX MONTHS ENDED JUNE 29, 1996

                                   (Unaudited)

                                                                        RATIO OF
                                                                       EARNINGS TO
                                                           RATIO OF     COMBINED
                                                           EARNINGS   FIXED CHARGES
                                                           TO FIXED   AND PREFERRED
(Dollar amounts in millions)                                CHARGES  STOCK DIVIDENDS
                                                           --------  ---------------

Net earnings ...........................................   $  1,232    $  1,232
Provision for income taxes .............................        556         556
Minority interest in net earnings  of consolidated
 affiliates ............................................         42          42
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest .....................................      1,830       1,830
                                                           --------    --------
Fixed charges:

    Interest ...........................................      3,420       3,420
    One-third of rentals ...............................         82          82
                                                           --------    --------
Total fixed charges ....................................      3,502       3,502
                                                           --------    --------

Less capitalized interest, net of amortization .........         15          15
Earnings before provision for income taxes and
 minority interest plus fixed charges ..................   $  5,317    $  5,317
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.52
                                                           ========

Preferred stock dividend requirements ..................               $     38
Ratio of earnings before provision for income taxes
 to net earnings .......................................                   1.45
Preferred stock dividend on pre-tax basis ..............                     55
Fixed charges ..........................................                  3,502
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements ..........................................               $  3,557
                                                                       ========

Ratio of earnings to combined fixed charges and
 preferred stock dividends .............................                   1.50
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

         Exhibit 27. Financial Data Schedule (filed electronically only).

     b.  REPORTS ON FORM 8-K.

         A current report on Form 8-K was filed on July 1, 1996, under Item 5 to disclose that, during the year ended December 31, 1995, the Registrant completed several business acquisitions, and entered into definitive agreements to consummate other business acquisitions, which, on an aggregate basis, were considered significant for purposes of Regulation S-X. None of the acquisitions were considered significant for purposes of Regulation S-X on a stand-alone basis.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENERAL ELECTRIC CAPITAL CORPORATION
                                                   (Registrant)

Date:  August 12, 1996             By:             /s/ J.A. Parke
                                     -------------------------------------------
                                     J. A. Parke, Senior Vice President, Finance
                                            (Principal Financial Officer)

Date:  August 12, 1996             By:             /s/ J.C. Amble
                                     ------------------------------------------
                                     J.C. Amble, Vice President and Controller
                                            (Principal Accounting Officer)

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                             PAGE NO.
    12         Computation of ratio of earnings to fixed charges and
                computation of ratio of earnings to combined fixed
                charges and preferred stock dividends .....................    7

    27         Financial Data Schedule (filed electronically only)