Form 10-Q
period 1996-09-28
GENERAL ELECTRIC CAPITAL CORP
filed 1996-11-12
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1996

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                             ----------------------

                          Commission file number 1-6461

                             ----------------------

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

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

At November 8, 1996, 3,837,825 shares of common stock with a par value of $200 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION.

     Item 1. Financial Statements ......................................       1

     Item 2. Management's Discussion and Analysis of Results
              of Operations ............................................       5

     Exhibit 12. Computation of Ratio of Earnings to Fixed Charges
      and Computation of Ratio of Earnings to Combined Fixed Charges
      and Preferred Stock Dividends ....................................       7

PART II - OTHER INFORMATION.

     Item 6. Exhibits and Reports on Form 8-K ..........................       8

     Signatures ........................................................       9

     Index to Exhibits .................................................      10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  ---------------------   ---------------------
(In millions)                                                     SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                                                   28, 1996    30, 1995    28, 1996    30, 1995
                                                                   --------    --------    --------    --------

EARNED INCOME ..................................................   $  7,008    $  5,395    $ 18,696    $ 15,354
                                                                   --------    --------    --------    --------

EXPENSES

Interest .......................................................      1,685       1,662       5,075       4,793
Operating and administrative ...................................      2,583       1,456       6,205       4,400
Insurance losses and policyholder and annuity benefits .........        821         445       2,213       1,447
Provision for losses on financing receivables ..................        254         352         695         710
Depreciation and amortization of buildings and equipment and
 equipment on operating leases .................................        556         487       1,569       1,426
Minority interest in net earnings of consolidated affiliates ...         17          15          59          48
                                                                   --------    --------    --------    --------
                                                                      5,916       4,417      15,816      12,824
                                                                   --------    --------    --------    --------
EARNINGS

Earnings before income taxes ...................................      1,092         978       2,880       2,530
Provision for income taxes .....................................       (344)       (330)       (900)       (837)
                                                                   --------    --------    --------    --------

NET EARNINGS ...................................................        748         648       1,980       1,693
Dividends ......................................................       (272)       (260)       (746)       (521)
Retained earnings at beginning of period .......................      9,695       9,105       8,937       8,321
                                                                   --------    --------    --------    --------
RETAINED EARNINGS AT END OF
PERIOD .........................................................   $ 10,171    $  9,493    $ 10,171    $  9,493
                                                                   ========    ========    ========    ========








See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

(In millions)                                         SEPTEMBER 28, DECEMBER 31,
                                                          1996         1995
                                                      ------------- ------------
                                                       (UNAUDITED)

ASSETS

Cash and equivalents ...................................   $  2,777    $  1,316
Investment securities ..................................     33,623      26,991
Financing receivables:
    Time sales and loans, net of deferred income .......     59,902      59,591
    Investment in financing leases, net of
     deferred income ...................................     37,269      36,200
                                                           --------    --------
                                                             97,171      95,791
    Allowance for losses on financing receivables ......     (2,556)     (2,519)
                                                           --------    --------
        Financing receivables - net ....................     94,615      93,272
Other receivables - net ................................      6,988       6,408
Equipment on operating leases (at cost), less
 accumulated amortization of $5,336 and $4,670 .........     15,813      13,793
Other assets ...........................................     25,361      19,045
                                                           --------    --------
TOTAL ASSETS ...........................................   $179,177    $160,825
                                                           ========    ========

LIABILITIES AND EQUITY

Short-term borrowings ..................................   $ 68,371    $ 59,264
Long-term borrowings:
    Senior .............................................     45,636      47,794
    Subordinated .......................................        697         697
Insurance liabilities, reserves and annuity benefits ...     31,637      22,401
Other liabilities ......................................      9,926       9,202
Deferred income taxes ..................................      7,121       6,562
                                                           --------    --------
    Total liabilities ..................................    163,388     145,920
                                                           --------    --------
Minority interest in equity of consolidated affiliates .        769         703
                                                           --------    --------
Capital stock ..........................................        770         770
Additional paid-in capital .............................      4,024       4,022
Retained earnings ......................................     10,171       8,937
Unrealized gains on investment securities ..............        141         543
Foreign currency translation adjustments ...............        (86)        (70)
                                                           --------    --------
    Total equity .......................................     15,020      14,202
                                                           --------    --------
TOTAL LIABILITIES AND EQUITY ...........................   $179,177    $160,825
                                                           ========    ========








See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                            NINE MONTHS ENDED
                                                          ----------------------
(In millions)                                             SEPTEMBER    SEPTEMBER
                                                           28, 1996     30, 1995
                                                          ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings ...........................................   $  1,980    $  1,693
Adjustments to reconcile net earnings to cash provided
 from operating activities:
    Provision for losses on financing receivables ......        695         710
    Depreciation and amortization of buildings and
     equipment and equipment on operating leases .......      1,569       1,426
    Other - net ........................................      1,758       1,686
                                                           --------    --------
      Cash provided from operating activities ..........      6,002       5,515
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in loans to customers .........................    (38,262)    (33,141)
Principal collections from customers ...................     39,080      31,415
Investment in assets on financing leases ...............     (9,249)    (10,703)
Principal collections on financing leases ..............      8,345       5,968
Net increase in credit card receivables ................       (950)     (1,067)
Buildings and equipment and equipment on
 operating leases:
   - additions .........................................     (4,058)     (4,208)
   - dispositions ......................................        677       2,074
Payments for principal businesses purchased, net of
 cash acquired .........................................     (2,320)     (2,433)
Proceeds from principal business dispositions ..........       --           575
Purchases of investment securities by insurance
 affiliates and annuity businesses .....................     (5,396)     (4,970)
Dispositions and maturities of investment securities
 by insurance affiliates and annuity businesses ........      5,203       4,717
Other - net ............................................     (3,702)     (1,680)
                                                           --------    --------
      Cash used for investing activities ...............    (10,632)    (13,453)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in borrowings (maturities 90 days or less) ..      7,312      (7,538)
Newly issued debt
   - short-term (maturities 91-365 days) ...............      3,693       1,862
   - long-term senior ..................................     12,998      26,506
Proceeds - non-recourse, leveraged lease debt ..........        505         257
Repayments and other reductions
   - short-term (maturities 91-365 days) ...............    (17,082)    (11,336)
   - long-term senior ..................................       (780)       (597)
Principal payments - non-recourse, leveraged lease debt.       (227)       (235)
Proceeds from sales of investment and annuity contracts.      1,982         976
Redemption of investment and annuity contracts .........     (1,689)     (1,593)
Dividends paid .........................................       (746)       (521)
Issuance of preferred stock in excess of par value .....         --         525
Issuance of variable cumulative preferred stock by
 consolidated affiliate ................................        125         120
                                                           --------    --------
      Cash provided from financing activities ..........      6,091       8,426
                                                           --------    --------
INCREASE IN CASH AND EQUIVALENTS .......................      1,461         488
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............      1,316         712
                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................   $  2,777    $  1,200
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

OVERVIEW

Net earnings for the first nine months of 1996 were $1,980 million, a $287 million (17%) increase over the first nine months of 1995. The Corporation's contribution to the earnings of its parent, General Electric Capital Services, Inc. after payment of dividends on its variable cumulative preferred stock, was $1,924 million, a $264 million (16%) increase over the comparable 1995 period.

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

OPERATING RESULTS

EARNED INCOME from all sources increased $3,342 million (22%) to $18,696 million for the first nine months of 1996 over the first nine months of 1995.

Earned income from the specialized financing, mid-market financing, consumer services and equipment management businesses increased $2,786 million (20%) over the comparable prior-year period. These increases principally reflect a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses, higher consumer insurance premiums arising from acquisitions in 1995 and 1996 and increased personal computer equipment sales associated with the acquisitions of Ameridata Technologies, Inc. ("Ameridata") and CompuNet Computer AG ("CompuNet") during the third quarter of 1996. Earned income from the specialty insurance businesses increased $556 million (36%) to $2,116 million for the first nine months of 1996 compared with the first nine months of 1995 due to growth in premium and investment income resulting from both origination volume and acquisitions.

INTEREST EXPENSE on borrowings for the first nine months of 1996 was $5,075 million, 6% higher than for the first nine months of 1995. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower interest rates. The composite interest rate on the borrowings for the first nine months of 1996 was 6.26% compared with 6.77% in the first nine months of 1995.

OPERATING AND ADMINISTRATIVE EXPENSES were $6,205 million for the first nine months of 1996, a 41% increase over the first nine months of 1995. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year and higher investment levels. Included in the increase are costs of personal computer equipment sold associated with the acquisitions of Ameridata and CompuNet during the third quarter of 1996.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased 53% to $2,213 million for the first nine months of 1996, compared with $1,447 million for the first nine months of 1995. The increase primarily resulted from the acquisition of insurance businesses in 1995 and 1996.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES decreased to $695 million for the first nine months of 1996 from $710 million for the first nine months of 1995. These provisions principally related to private-label and bank credit cards which are discussed below under Portfolio Quality. The decrease reflected the effects of sales of receivables and loan repayments, partially offset by increases for private-label and bank credit cards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS (Continued).

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $143 million (10%) to $1,569 million for the first nine months of 1996 compared with $1,426 million for the first nine months of 1995. The increase principally reflected higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

PROVISION FOR INCOME TAXES was $900 million for the first nine months of 1996 (an effective tax rate of 31%), compared with $837 million for the first nine months of 1995 (an effective tax rate of 33%). The higher provision for income taxes reflected increased pre-tax earnings. The decrease in the 1996 effective tax rate resulted primarily from increased tax credits and a decrease in foreign taxes.

PORTFOLIO QUALITY

THE PORTFOLIO OF FINANCING RECEIVABLES, before allowance for losses, increased to $97.2 billion at September 28, 1996 from $95.8 billion at the end of 1995. Financing receivables are the Corporation's largest asset and the primary source of revenues. Related allowances for losses at September 28, 1996, aggregated $2.6 billion (2.63% of receivables - the same level as at the end of 1995) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning receivables" are those that are 90 days or more delinquent; "reduced earning receivables" are receivables whose terms have been restructured to a below-market yield.

CONSUMER RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $43.6 billion at September 28, 1996, an increase of $1.6 billion from the end of 1995. Nonearning and reduced earning receivables increased to $812 million at September 28, 1996, from $671 million at December 31, 1995. Write-offs of consumer receivables increased to $622 million for the first nine months of 1996, compared with $469 million for the first nine months of 1995. This increase was primarily attributable to higher average receivable balances resulting from a combination of origination volume and acquisitions of businesses and portfolios and higher delinquencies consistent with overall industry experience.

COMMERCIAL REAL ESTATE LOANS classified as financing receivables were $13.0 billion at September 28, 1996, a decrease of $0.4 billion from year-end 1995. Nonearning and reduced earning receivables increased to $185 million at September 28, 1996, from $179 million at December 31, 1995. Write-offs of commercial real estate loans were $33 million for the first nine months of 1996, compared with $102 million for the first nine months of 1995. At September 28, 1996, the commercial real estate portfolio also included, in other assets, $2.3 billion of assets acquired for resale from various financial institutions (the same as at year-end 1995) and $2.0 billion of investments in real estate ventures ($1.7 billion at year-end 1995).

OTHER FINANCING RECEIVABLES, totaling $40.6 billion at September 28, 1996 ($40.4 billion at December 31, 1995), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced-earning receivables were $286 million at September 28, 1996, compared with $285 million at year-end 1995.

     Loans and leases to commercial airlines amounted to $8.5 billion at September 28, 1996, up from $8.3 billion at the end of 1995.

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

                                                                     EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
    COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED
                                STOCK DIVIDENDS

                      NINE MONTHS ENDED SEPTEMBER 28, 1996

                                   (Unaudited)

                                                                     RATIO OF
                                                                    EARNINGS TO
                                                                     COMBINED
                                                                       FIXED
                                                          RATIO OF  CHARGES AND
                                                          EARNINGS   PREFERRED
                                                          TO FIXED     STOCK
(Dollar amounts in millions)                              CHARGES    DIVIDENDS
                                                          --------- -----------

Net earnings ...........................................   $  1,980    $  1,980
Provision for income taxes .............................        900         900
Minority interest in net earnings  of consolidated
 affiliates.............................................         59          59
                                                           --------    --------
Earnings before provision for income taxes and minority
 interest...............................................      2,939       2,939
                                                           --------    --------
Fixed charges:
    Interest ...........................................      5,121       5,121
    One-third of rentals ...............................        126         126
                                                           --------    --------
Total fixed charges ....................................      5,247       5,247
                                                           --------    --------

Less capitalized interest, net of amortization .........         26          26
                                                           --------    --------
Earnings before provision for income taxes and minority
 interest plus fixed charges ...........................   $  8,160    $  8,160
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.56
                                                           ========

Preferred stock dividend requirements ..................               $     56
Ratio of earnings before provision for income taxes to
 net earnings...........................................                   1.45
Preferred stock dividend on pre-tax basis ..............                     81
Fixed charges ..........................................                  5,247
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements...........................................               $  5,328
                                                                       ========

Ratio of earnings to combined fixed charges and
 preferred stock dividends..............................                   1.53
                                                                       ========

For purposes of computing the ratios, fixed charges consist of interest on all indebtedness and one-third of rentals, which management believes is a reasonable approximation of the interest factor of such rentals.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.  EXHIBITS.

         Exhibit 3(i). A complete copy of the Organization Certificate of the Corporation as last amended on November 1, 1995 and currently in effect, consisting of the following: (a) the Organization Certificate of the Corporation as in effect immediately prior to the filing of the Certificate of Amendment as of April 21, 1995 (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December 31, 1993); (b) a Certificate of Amendment filed in the Office of the Superintendent of Banks of the State of New York (the "Office of the Superintendent") as of April 21, 1995 (Incorporated by reference to Exhibit 4(b) to the Corporation's Registration Statement on Form S-3, File No. 33-58771); (c) a Certificate of Amendment filed in the Office of the Superintendent as of May 11, 1995 (Incorporated by reference to Exhibit 4(c) to the Corporation's Registration Statement on form S-3, File No. 33-61257);
         (d) a Certificate of Amendment filed in the Office of the Superintendent as of June 28, 1995 (Incorporated by reference to Exhibit 4(d) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (e) a certificate of Amendment filed in the Office of the Superintendent as of July 17, 1995 (Incorporated by reference to Exhibit 4(e) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (f) a Certificate of Amendment filed in the Office of the Superintendent as of November 1, 1995 (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December 31, 1995); and (g) a Certificate of Amendment filed in the Office of the Superintendent as of September 26, 1996 (Incorporated by reference to Exhibit 4(g) to the Corporation's Registration Statement on Form S-3, File No. 33-13195).

         Exhibit 12. Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

         Exhibit 27.  Financial Data Schedule (filed electronically only).

     b.  REPORTS ON FORM 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GENERAL ELECTRIC CAPITAL CORPORATION
                                                (Registrant)

Date:  November 11, 1996       By:             /s/ J.A. Parke
                                  -----------------------------------------
                                  J.A. Parke, Senior Vice President, Finance
                                         (Principal Financial Officer)

Date:  November 11, 1996       By:            /s/ J.C. Amble
                                  -----------------------------------------
                                  J.C. Amble, Vice President and Controller
                                       (Principal Accounting Officer)

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                                 PAGE
-----------                                                                 ----
    3(i) A complete copy of the Organization Certificate of the Corporation as last amended on November 1, 1995 and currently in effect, consisting of the following: (a) the Organization Certificate of the Corporation as in effect immediately prior to the filing of the Certificate of Amendment as of April 21, 1995 (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December 31, 1993); (b) a Certificate of
             Amendment filed in the Office of the Superintendent of Banks of the State of New York (the "Office of the Superintendent") as of April 21, 1995 (Incorporated by reference to Exhibit 4(b) to the Corporation's Registration Statement on Form S-3, File No. 33-58771); (c) a Certificate of Amendment filed in the Office of the Superintendent as of May 11, 1995 (Incorporated by reference to Exhibit 4(c) to the Corporation's Registration Statement on form S-3, File
             No. 33-61257); (d) a Certificate of Amendment filed in the Office of the Superintendent as of June 28, 1995
             (Incorporated by reference to Exhibit 4(d) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (e) a certificate of Amendment filed in the Office of the Superintendent as of July 17, 1995
             (Incorporated by reference to Exhibit 4(e) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (f) a Certificate of Amendment filed in the Office of the Superintendent as of November 1, 1995
             (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December
             31, 1995); and (g) a Certificate of Amendment filed in the Office of the Superintendent as of September 26, 1996
             (Incorporated by reference to Exhibit 4(g) to the Corporation's Registration Statement on Form S-3, File No. 33-13195).

    12       Computation of ratio of earnings to fixed
             charges and computation of ratio of earnings
             to combined fixed charges and preferred stock dividends ........  7

    27       Financial Data Schedule (filed electronically only)