Form 10-K405
period 1996-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 1997-03-28
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                                ----------------

                          COMMISSION FILE NUMBER 1-6461

                                ----------------

                      GENERAL ELECTRIC CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         NEW YORK                                             13-1500700
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification No.)

 260 LONG RIDGE ROAD,
 STAMFORD, CONNECTICUT                  06927               (203) 357-4000
(Address of principal                 (Zip Code)       (Registrant's telephone
   executive offices)                                number,including area code)

                                ----------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(b) OF THE ACT:

                                                                 NAME OF EACH
TITLE OF EACH CLASS                                 EXCHANGE ON WHICH REGISTERED
-------------------                                 ----------------------------
7 7/8% GUARANTEED SUBORDINATED                         NEW YORK STOCK EXCHANGE
  NOTES DUE DECEMBER 1, 2006

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(g) OF THE ACT:

                                      NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 24, 1997. None.

At March 24, 1997, 3,837,825 shares of common stock with a par value of $200 were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 1996 are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I

     Item 1.   Business..................................................     1
     Item 2.   Properties................................................    11
     Item 3.   Legal Proceedings.........................................    11
     Item 4.   Submission of Matters to a Vote of Security Holders.......    11

PART II

     Item 5.   Market for the Registrant's Common Equity and Related
                 Stockholder Matters.....................................    11
     Item 6.   Selected Financial Data...................................    12
     Item 7.   Management's Discussion and Analysis of Results
                 of Operations...........................................    12
     Item 8.   Financial Statements and Supplementary Data...............    20
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................    44

PART III

     Item 10.  Directors and Executive Officers of the Registrant........    45
     Item 11.  Executive Compensation....................................    45
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management..........................................    45
     Item 13.  Certain Relationships and Related Transactions............    45

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K.............................................    45

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

The Corporation operates in four financing industry segments and in a specialty insurance industry segment. GE Capital's financing activities include a full range of leasing, lending, equipment management sales and services, and consumer savings and insurance services. The Corporation's specialty insurance activities include providing financial guaranty insurance, principally on municipal bonds and structured finance issues, private mortgage insurance and creditor insurance covering international customer loan repayments. The Corporation is an equity investor in Montgomery Ward Holding Corp., a retail organization, and certain other service and financial services organizations. GE Capital's operations are subject to a variety of regulations in their respective jurisdictions.

Services of the Corporation are offered primarily in the United States, Canada, Europe and the Pacific Basin. The Corporation's principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number
(203) 357-4000). At December 31, 1996, the Corporation employed approximately 49,400 persons.

The Corporation's principal assets are classified as time sales and loans, investment in financing leases, equipment on operating leases and investment securities. The following table presents, by industry segment, these principal financing products which, together with other assets, constitute the Corporation's total assets at December 31, 1996 and 1995.

TOTAL ASSETS BY SEGMENT

(In millions)                                                  1996
                                  --------------------------------------------------------------
                                  TIME                   NET
                                  SALES               INVESTMENT            ALLOWANCE
                                   AND        NET         IN                   FOR
                                  LOANS,   INVESTMENT EQUIPMENT               LOSSES
                                  NET OF       IN         ON                 AND ALL
                                 DEFERRED  FINANCING  OPERATING  INVESTMENT   OTHER       TOTAL
                                  INCOME     LEASES     LEASES   SECURITIES   ASSETS     ASSETS
                                 --------   --------   --------   --------   --------   --------
CONSUMER SERVICES
  Consumer Savings and
    Insurance Group ..........   $  2,483       --         --     $ 31,249   $  9,187   $ 42,919
  Auto Financial Services ....      5,915   $ 13,113   $  1,502          6      1,504     22,040
  Retailer Financial Services      15,846       --         --           10        528     16,384
  Global Consumer Finance ....      7,586       --         --            7      1,084      8,677
  Mortgage Services ..........      1,124       --         --          651      3,504      5,279
  Consumer Financial Services       3,697       --         --           21         17      3,735
  Other ......................      1,891       --         --         --          185      2,076
                                 --------   --------   --------   --------   --------   --------
    Total ....................     38,542     13,113      1,502     31,944     16,009    101,110

EQUIPMENT MANAGEMENT
  Aviation Services ..........        223      3,204      4,774        344        374      8,919
  Fleet Services .............        297      3,383      1,529       --        1,177      6,386
  Technology Management
    Services .................         60        441        525       --        2,595      3,621
  Genstar Container ..........       --          292      2,262       --          287      2,841
  Transport International Pool         35         92      1,745       --          509      2,381
  Railcar Services ...........       --          296      1,409       --           94      1,799
  Satellite Telecommunications
    Services .................       --         --         --         --        1,589      1,589
  Modular Space ..............          2         48        651       --          316      1,017
  Other ......................       --            3       --           31      1,958      1,992
                                 --------   --------   --------   --------   --------   --------
    Total ....................        617      7,759     12,895        375      8,899     30,545

SPECIALIZED FINANCING
  Commercial Real Estate .....      9,591         42       --          394      3,937     13,964
  Structured Finance Group ...      1,334      5,130        598        992      1,000      9,054
  Commercial Finance .........      3,437         16       --          214        221      3,888
  Equity Capital Group .......         68       --         --          114        577        759
  Other ......................         28       --         --         --           48         76
                                 --------   --------   --------   --------   --------   --------
    Total ....................     14,458      5,188        598      1,714      5,783     27,741

MID-MARKET FINANCING
  Commercial Equipment
    Financing ................      6,315      7,708        971         43        629     15,666
  Vendor Financial Services ..      1,413      5,723        166       --          798      8,100
  GE Capital - Hawaii ........      1,094         84          2         10         31      1,221
  Other ......................         55       --         --            7        118        180
                                 --------   --------   --------   --------   --------   --------
  Total ......................      8,877     13,515      1,139         60      1,576     25,167

SPECIALTY INSURANCE ..........        338       --         --        9,911      4,555     14,804
CORPORATE ....................       --         --         --          336      1,113      1,449
                                 --------   --------   --------   --------   --------   --------
  TOTAL ......................   $ 62,832   $ 39,575   $ 16,134   $ 44,340   $ 37,935   $200,816
                                 ========   ========   ========   ========   ========   ========

                                                               1995
                                  --------------------------------------------------------------
                                  TIME                   NET
                                  SALES               INVESTMENT            ALLOWANCE
                                   AND        NET         IN                   FOR
                                  LOANS,   INVESTMENT  EQUIPMENT              LOSSES
                                  NET OF       IN         ON                 AND ALL
                                 DEFERRED  FINANCING  OPERATING  INVESTMENT   OTHER       TOTAL
                                  INCOME     LEASES     LEASES   SECURITIES   ASSETS     ASSETS
                                 --------   --------   --------   --------   --------   --------
CONSUMER SERVICES
  Consumer Savings and
    Insurance Group ..........   $  1,601       --         --     $ 16,149   $  3,683   $ 21,433
  Auto Financial Services ....      5,555   $ 12,461   $    161        112      2,054     20,343
  Retailer Financial Services      14,427       --         --         --          825     15,252
  Global Consumer Finance ....      6,146       --         --           64        960      7,170
  Mortgage Services ..........      1,078       --         --          373      3,956      5,407
  Consumer Financial Services       3,364       --         --           31         67      3,462
  Other ......................          9       --         --         --         --            9
                                 --------   --------   --------   --------   --------   --------
    Total ....................     32,180     12,461        161     16,729     11,545     73,076

EQUIPMENT MANAGEMENT
  Aviation Services ..........        919      3,115      4,219        319        251      8,823
  Fleet Services .............        262      2,883      1,713       --        1,173      6,031
  Technology Management
    Services .................         78        357        522       --          588      1,545
  Genstar Container ..........       --          363      2,526       --          314      3,203
  Transport International Pool       --          128      1,433       --          421      1,982
  Railcar Services ...........       --          318      1,182       --           95      1,595
  Satellite Telecommunications
    Services .................       --         --         --         --          801        801
  Modular Space ..............       --           29        529       --          203        761
  Other ......................       --            2       --         --          329        331
                                 --------   --------   --------   --------   --------   --------
    Total ....................      1,259      7,195     12,124        319      4,175     25,072

SPECIALIZED FINANCING
  Commercial Real Estate .....     11,804         37       --           57      3,901     15,799
  Structured Finance Group ...      1,732      5,047        627        873        744      9,023
  Commercial Finance .........      4,272       --         --          149        268      4,689
  Equity Capital Group .......        249       --         --           47        411        707
  Other ......................         17       --         --            5         45         67
                                 --------   --------   --------   --------   --------   --------
    Total ....................     18,074      5,084        627      1,131      5,369     30,285

MID-MARKET FINANCING
  Commercial Equipment
    Financing ................      5,229      6,713        800         70        562     13,374
  Vendor Financial Services ..      1,576      4,691         81       --          537      6,885
  GE Capital - Hawaii ........      1,084         56       --            9          8      1,157
  Other ......................       --         --         --            8        141        149
                                 --------   --------   --------   --------   --------   --------
    Total ....................      7,889     11,460        881         87      1,248     21,565

SPECIALTY INSURANCE ..........        189       --         --        8,084      1,568      9,841
CORPORATE ....................       --         --         --          641        345        986
                                 --------   --------   --------   --------   --------   --------
TOTAL ........................   $ 59,591   $ 36,200   $ 13,793   $ 26,991   $ 24,250   $160,825
                                 ========   ========   ========   ========   ========   ========

INDUSTRY SEGMENTS

The Corporation provides a wide variety of financing, asset management, and insurance products and services which are organized into the following industry segments:

    o Consumer Services - private-label and bank credit card loans, personal loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, and consumer savings and insurance services.

    o Equipment Management - leases, loans and asset management services, including sales, for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, containers used on ocean-going vessels, and satellites.

    o Specialized Financing - loans and financing leases for major capital assets, including industrial facilities and equipment and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in management buy-outs, including those with high leverage, and corporate recapitalizations.

    o Mid-Market Financing - loans and financing and operating leases for middle-market customers, including manufacturers, distributors and end users, for a variety of equipment that includes data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.

    o Specialty Insurance - financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance; and creditor insurance covering international customer loan repayments.

Refer to Item 7, "Management's Discussion and Analysis of Results of Operations," in this Form 10-K for discussion of the Corporation's Portfolio Quality. A description of the Corporation's principal businesses by industry segment follows:

CONSUMER SERVICES

Consumer Savings and Insurance Group

The Consumer Savings and Insurance Group ("CSIG") delivers financial security solutions to consumers with products and services which help consumers accumulate wealth, transfer wealth, and protect their lifestyles and assets. It achieves this through its family of insurance and annuity companies which is split into two primary groups. The Wealth Accumulation and Transfer Group includes: First Colony Corporation ("FCC"); Life of Virginia ("LOV"); Great Northern Annuity ("GNA"); Federal Home Life ("FHL") and GE Capital Assurance ("GECA"). FCC and LOV were both acquired during 1996. FCC markets term life insurance and immediate and deferred annuities and structured settlements, predominately through brokerage general agencies and specialized brokers. LOV specializes in variable annuity and substandard life insurance coverages sold through securities brokerages, brokerage general agencies and a dedicated sales force. GNA and GE Capital Assurance write and market tax-deferred, structured and immediate annuities, and third-party mutual funds through independent and captive agents and financial institutions. The Wealth and Lifestyle Protection Group includes GE Capital Assurance Long-Term Care (formerly AMEX Life); Union Fidelity Life; Harvest Life; and GE Capital Auto Dealer Services ("ADS"). GE Capital Assurance Long-Term Care writes and markets principally long-term care insurance for nursing home and home health care needs. Effective January 1,
1997, the operations of Union Fidelity Life Insurance Company ("UFLIC"), acquired during 1996, will be included within the consumer segment along with certain other operations previously reflected within the specialty insurance segment. UFLIC is a marketer of supplementary accident and health products and life insurance to farm and small town populations. ADS provides service contracts on autos.

CSIG, currently based in Stamford, Connecticut, will be headquartered in Richmond, Virginia.

Auto Financial Services

Auto Financial Services ("AFS") is a full service provider of automobile financing for automobile dealers, manufacturers and their customers in North America, Europe and Asia.

In the United States, AFS is one of the leading independent auto lessors and offers leasing, retail financing and sub-prime financing to customers. AFS also provides the private-label financing for American Isuzu Motors, Inc. and participates in a private-label purchase program with Volvo of North America. In addition, AFS also offers inventory financing programs and direct loans to segments of the automotive industry, including dealers, rental car companies and leasing companies.

AFS is active in the European markets through majority-owned entities in France, the United Kingdom, and Italy. AFS also provides automobile financing through businesses located in Austria, Spain, Sweden, and Poland.

AFS' Asian activities include majority ownership of entities located in Taiwan, Hong Kong, and, with its 1996 acquisition of 80% of Marubeni Car Systems, AFS now operates in Japan. AFS also maintains a presence in Asia through equity investments in Indonesia, Taiwan, Singapore, Malaysia, and Korea. In 1996, AFS increased its minority equity investment in GS Capital Corporation (Thailand) to an 80% majority ownership interest.

AFS headquarters are located in Barrington, Illinois.

Retailer Financial Services

Retailer Financial Services ("RFS") provides sales financing services to North American retailers in a broad range of consumer industries. Details of financing plans differ, but include customized private-label credit card programs with retailers and inventory financing programs with manufacturers, distributors and retailers.

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

RFS holds a noncontrolling equity investment in Montgomery Ward Holding Corp. ("MWHC"), which, together with its wholly-owned subsidiary, Montgomery Ward & Co. Incorporated, are engaged in retail merchandising and direct response advertising (conducted primarily through Signature Financial/Marketing, Inc., which markets consumer club and insurance products). RFS also provides financing to customers of MWHC and affiliates through GE Capital's wholly-owned affiliate, Montgomery Ward Credit Corporation.

RFS headquarters are located in Stamford, Connecticut.

Global Consumer Finance

Global Consumer Finance ("GCF") is a leading provider of credit services to non-U.S. retailers and consumers. GCF provides private-label credit cards and proprietary credit services to retailers in Europe and Asia, as well as offering a variety of direct-to-consumer credit programs such as consumer loans, bankcards and credit insurance.

GCF provides financing to consumers through operations in the United Kingdom, Australia, Japan, Thailand, Scandinavia, Austria, France, Ireland, China, Brazil, Belgium, Germany and Poland and joint ventures in Indonesia, India and Spain. GCF's wide range of proprietary financial services includes private-label credit cards, credit promotion and accounting services, billing (in the retailer's name) and customer credit and collection services.

GCF headquarters are located in Stamford, Connecticut.

Mortgage Services

GE Capital Mortgage Corporation, through its wholly-owned affiliate GE Capital Mortgage Services, Inc. ("GECMSI"), is engaged in the business of wholesale originations and servicing residential mortgage loans collateralized by one-to-four-family homes located throughout the United States. GECMSI obtains servicing through the purchase of mortgage loans and servicing rights, and packages the loans it purchases into mortgage-backed securities which it sells to investors. GECMSI also originates and services home equity loans.

GECMSI headquarters are located in Cherry Hill, New Jersey.

Consumer Financial Services

Consumer Financial Services ("CFS") issues and services MasterCard(R) and Visa(R) products originated through direct mail campaigns, private-label credit card conversions, telemarketing and point-of-sale applications. CFS also issues and services the GE Capital Corporate Card, providing payment and information systems to help medium and large-size companies reduce travel costs, and the GE Capital Purchasing Card, which helps companies streamline purchasing and accounts payable processes.

CFS has offices located in Canton, Ohio and Salt Lake City, Utah. CFS headquarters are located in Mason, Ohio.


EQUIPMENT MANAGEMENT

Aviation Services

GE Capital Aviation Services ("GECAS") is a global commercial aviation financial services business that offers a broad range of financial products to airlines and aircraft operators, owners, lenders and investors. Financial products include financing leases, operating leases, and tax-advantaged and other incentive-based financing. GECAS also provides asset management, marketing, and technical support services to aircraft owners, lenders and investors.

During 1996, GECAS placed firm orders for more than 150 new Boeing and Airbus aircraft with deliveries scheduled from December 1996 through 2001. GECAS' current fleet comprises 880 owned and managed aircraft leased to more than 150 customers in 55 countries.

GECAS headquarters are located in Stamford, Connecticut, and its regional offices are located in San Francisco, California; Miami, Florida; Dallas, Texas; Shannon, Ireland; Beijing, China; Hong Kong; and Singapore.

Fleet Services

GE Capital Fleet Services ("GECFS") is one of the leading corporate fleet management companies in North America, Europe and Australia with approximately 830,000 cars, trucks and specialty vehicles under lease and service management. GECFS offers finance and operating leases to several thousand
customers        with         an        average        lease        term      of

33 months. The primary product in North America is a Terminal Rental Adjustment Clause (TRAC) lease through which the customer assumes the residual risk - that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which GECFS assumes residual risk. In addition to the services directly associated with the lease, GECFS offers value-added fleet management services designed to reduce customers' total fleet management costs. These services include, among others, maintenance management programs, accident services, national account purchasing programs, fuel programs and title and licensing services. GECFS' customers are diversified with respect to industry, size and geography.

During 1996, GECFS added approximately 40,000 vehicles to its portfolio with the acquisition of JMJ Fleet Services, a leading supplier of fleet management services to companies throughout Australia.

GECFS headquarters are located in Eden Prairie, Minnesota.

Technology Management Services

GE Capital Technology Management Services ("TMS") is a leader in providing a broad spectrum of services that enable customers to utilize information technology more efficiently by combining consulting, services, sales and financing options to help businesses plan, acquire, manage and refresh technology assets. These services and financing options include, among others, leasing, rental, procurement, logistics, asset tracking, help desk, network and data center outsourcing services, and test equipment rental, repair and calibration services.

During 1996, TMS acquired several companies including Ameridata Technologies Inc., based in Stamford, Connecticut, an international provider of distributed computer products and services, as well as business and technology consulting services; CompuNet Computer AG ("CompuNet"), based in Kerpen, Germany, a provider of distributed computing and communications technologies; Ferntree
Computer Corporation ("Ferntree"), an Australian based desktop systems integrator; and other strategic operations.

At the end of 1996, GE Capital formed a new company, GE Capital Information Technology Solutions ("ITS"), to provide computer products and services as well as computer networking and other technology services to government and commercial customers. This entity combined several TMS businesses including Ameridata, CompuNet, Ferntree and TMS-Canada, a systems integrator in Canada. ITS headquarters are located in Stamford, Connecticut.

TMS has principal locations in Canada and California. TMS headquarters are located in Norcross, Georgia.

Genstar Container

Genstar Container Corporation ("Genstar") is one of the world's largest lessors of intermodal shipping containers. Genstar maintains a fleet of over 1,300,000 TEU ("twenty-foot equivalent units") of dry-cargo, refrigerated and specialized containers for global intermodal cargo transport. Lessees are primarily shipping lines which lease on a long-term or master lease basis.

Genstar headquarters are located in San Francisco, California.

Transport International Pool

Transport International Pool ("TIP") is one of the leading trailer specialists offering diverse trailer programs and associated services. TIP's fleet of over 100,000 dry freight, refrigerated and double vans, flatbeds and specialized trailers is available for rent, lease or purchase at over 180 locations in the United States, Canada, Mexico and Europe. TIP also finances new and used trailers, buys trailer fleets, and executes sale-leaseback transactions. TIP's customer base comprises trucking companies, manufacturers and retailers.

TIP headquarters are located in Devon, Pennsylvania.

Railcar Services

GE Capital Railcar Services ("GERSCO") is a major railcar leasing company in North America, with over 140,000 railcars in its portfolio. Serving Class 1 railroads, short-line railroads, and shippers throughout North America, GERSCO offers one of the most diverse fleets in the industry and a variety of lease options.

GERSCO also owns and operates a network of railcar repair and maintenance facilities strategically located throughout North America. The repair facilities offer a variety of services, ranging from light maintenance to heavy repair of damaged railcars. The company also provides railcar management, administration and other services.

GERSCO headquarters are located in Chicago, Illinois.

Satellite Telecommunications Services

GE American Communications ("GE Americom") is a leading satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, broadcast radio, business information and integrated communications services for government and commercial customers. GE Americom operates 12 communications satellites and maintains a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities. GE Americom's GE Capital Spacenet Services business offers a full range of global one-way and two-way Very Small Aperture Terminal (VSAT) network products and services.

GE Americom headquarters are located in Princeton, New Jersey.

Modular Space

GE Capital Modular Space ("GECMS") provides non-residential relocatable modular structures for rental, lease and sale from over 100 facilities in the United States, Europe, Canada and Mexico. The primary markets served include construction, education, healthcare, financial, commercial, institutional and government. GECMS' products are tailored as much as possible to client specifications; accomplished through either custom modular units or through GECMS' stock fleet of approximately 83,000 modular units. In addition, GECMS' operating leases range from a few months to sixty months, depending on customer needs, with the average operating lease approximating 12-18 months.

During 1996, GECMS continued its European growth through acquisitions such as Groenendijk Yellowcabin in Belgium and Gefi Handelsgesellschaft in Germany, in addition to its operations in France and Holland. GECMS also acquired an entity in the United States.

GECMS has offices located in North America as well as Europe. GECMS headquarters are located in Malvern, Pennsylvania.


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

CRE continues to broaden its investment base by buying or providing restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, and tax-exempt bonds. CRE's business also includes the origination and securitization of low leverage real estate loans. Such loans are intended to be held less than one year before outplacement. To a lesser degree, CRE provides equity capital for real estate partnerships through the holding of limited partnership interests and receives preferred returns; typical such investments range from $2 million to $10 million.

CRE also offers a variety of real estate management services to outside investors, institutions, corporations, investment banks, and others through its real estate services subsidiaries. Asset management services include acquisitions and dispositions, strategic asset management, asset restructuring, and debt and equity management. CRE also provides investment products and advisory and asset management services to pension fund clients through GE Capital Investment Advisors, its registered investment advisor, as well as loan administration and servicing through GE Capital Asset Management. In addition, CRE offers owners of multi-family housing ways to reduce costs and enhance value in properties by offering buying services (e.g., for appliances, roofing) and bundled telecommunications and video services.

CRE has offices  located  throughout  the United  States,  as well as offices in
Canada,  Mexico,   Singapore,   Sweden,  France  and  the  United  Kingdom.  CRE
headquarters are located in Stamford, Connecticut.

Structured Finance Group

Structured Finance Group ("SFG"), formally Global Project and Structured Finance, develops specialized financial products and services to meet the specific transaction requirements of corporate and government clients.

SFG provides capital, capital market services and financial advisory services for major infrastructure, energy, telecommunications, and industrial development worldwide. The range of financial services includes project finance (construction and term), corporate finance, acquisition finance and arrangement and placement services. Products include the full spectrum of debt and equity instruments, with particular expertise in structured finance transactions, including leasing and partnerships.

SFG has offices located in Mexico, the United Kingdom, Singapore, Hong Kong, China, India, Australia, Ireland and the Philippines. SFG headquarters are located in Stamford, Connecticut.

Commercial Finance

Commercial Finance ("CF") provides revolving and term debt financing for working capital and capital expansion. The portfolio is diversified with approximately 140 accounts throughout the United States and, to a lesser degree, Canada and Europe. Loans range in amount from $5 million to several hundred million dollars, and represent investments in the manufacturing, retail, healthcare, cable television/media and food and beverage industries. CF is active in the loan syndication market, selling and occasionally purchasing participations in leveraged transactions.

During 1996, CF broadened its product base as well as its global presence with the acquisition of a European factoring company in Milan, Italy. This acquisition supports CF's strategy of developing a presence in the European community with the creation of a European factoring platform.

CF has offices located throughout the United States and in London, England and Milan, Italy. CF headquarters are located in Stamford, Connecticut.

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

The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia.

ECG headquarters are located in Stamford, Connecticut.


MID-MARKET FINANCING

Commercial Equipment Financing

GE Capital Commercial Equipment Financing ("CEF") offers a broad line of financial products including leases and loans to middle-market customers, including manufacturers, distributors, dealers and end-users, as well as municipal financing. Products are either held for CEF's own account or brokered to third parties.

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

During 1996, CEF acquired Mietfinanz, a mid-market equipment financing company, located in Muelheim, Germany. Mietfinanz's portfolio consists of loans and leases for a variety of commercial equipment.

CEF operates from offices located throughout the United States, Puerto Rico, Canada, Mexico, Europe, India and Asia and through joint ventures in Indonesia and China. CEF headquarters are located in Danbury, Connecticut.

Vendor Financial Services

GE Capital Vendor Financial Services ("VFS") provides captive financing services to over 90 equipment manufacturers, 3,500 dealers and more than 500,000 customers in over 25 countries throughout North America, Europe and Asia. Customers include major U.S. and foreign manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications and industrial equipment. VFS establishes sales financing captives in two ways - by forming captive partnerships with manufacturers that do not have them, and by outsourcing captives from manufacturers that do. VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers including trade payables financing and inventory financing.

In 1996, VFS acquired BellSouth Financial Services expanding its presence in the growing telecommunications financial services industry. VFS is now BellSouth's preferred provider of leasing and financing to large business users of equipment such as private branch exchanges (PBXs) and network routers. VFS also expanded its European financing capabilities with the acquisition of LocaFrance S.A., a leading equipment financing company in France, and through GE Capital's 1995 acquisition of Sovac S.A. in France and the 1996 acquisition of Mietfinanz in Germany.

VFS has sales offices  located  throughout  the United States,  Canada,  Mexico,
Europe,   Asia,  and  Australia.   VFS  headquarters  are  located  in  Danbury,
Connecticut.

GE Capital Hawaii

GE Capital Hawaii Inc. ("GECH") operates in the state of Hawaii and territory of Guam. Through a network of nine branch offices, GECH offers commercial and residential real estate loans, auto and equipment leasing, inventory financing and equity lines of credit.

GECH headquarters are located in Honolulu, Hawaii.

SPECIALTY INSURANCE

Financial Guaranty Insurance

FGIC Corporation ("FGIC"), through its subsidiary Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues and bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain structured debt issues in the taxable market. The guaranteed principal, after reinsurance, amounted to approximately $104 billion at December 31, 1996. Approximately 85% of the business written to date by Financial Guaranty is municipal bond insurance.

Companies affiliated with Financial Guaranty offer a variety of other services to state and local governments and agencies. These affiliates provide liquidity facilities in variable-rate transactions, municipal investment products and other services.

FGIC headquarters are located in New York, New York.

Mortgage Insurance

GE Capital Mortgage  Insurance is engaged  principally in providing  residential mortgage guaranty insurance. Operating in 25 field locations, GE Capital Mortgage Insurance is licensed in 50 states and the District of Columbia and, at December 31, 1996, was the primary insurance carrier for over 1,400,000 residential homes, with total insurance in force aggregating approximately $163 billion and total risk in force aggregating approximately $36 billion. When a claim is received, GE Capital Mortgage Insurance proceeds by either paying a guaranteed percentage based on the specified coverage, or paying the mortgage and delinquent interest, taking title to the property and arranging for its sale. GE Capital Mortgage Insurance also provides mortgage guaranty insurance in the United Kingdom and Canada.

GE  Capital  Mortgage  Insurance  headquarters  are  located in  Raleigh,  North
Carolina.

Creditor Insurance

Consolidated Financial Insurance ("CFI") is one of the leading providers of payment protection in the United Kingdom. The insurance is designed to protect customers' loan repayment obligations in the event of unemployment, disability, or death. The product is sold alongside most forms of consumer credit through banks, building societies, and finance houses.

CFI also offers personal accident insurance, which is distributed through financial institutions, and personal investment products, which are distributed through a network of over 6,000 independent financial advisors. To extend its product range, CFI acquired IMCO, a leading administrator of extended product warranty insurance in the United Kingdom, headquartered in London with operations in Brazil and Belgium.

CFI is expanding distribution geographically and now has insurance operations in 11 countries across Europe and also in Australia. In 1996, CFI acquired Vie Plus and RD Plus, payment protection insurance companies with headquarters in Paris, France.

CFI headquarters are located in London, England.

REGULATIONS AND COMPETITION

The Corporation's activities are subject to a variety of federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers in retail time sales transactions, installment loans and revolving credit financing. Common carrier services of GE Americom are subject to regulation by the Federal Communications Commission. Insurance and reinsurance operations are subject to regulation by various state insurance commissions or foreign regulatory authorities, as applicable. The Corporation's international operations are subject to regulation in their respective jurisdictions. To date such regulations have not had a material adverse effect on the Corporation's operations or profitability.

The Corporation's charges for providing financing services are changed from time to time either on a general basis or for specific types of financing when warranted in light of competition or interest and other costs. The businesses in which the Corporation engages are highly competitive. The Corporation is subject to competition from various types of financial institutions, including banks, thrifts, investment banks, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, insurance and reinsurance companies.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                    Omitted.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

See note 13 to the consolidated financial statements. The common stock of the Corporation is owned entirely by GE Capital Services and, therefore, there is no trading market in such stock.

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the financial statements of GE Capital and consolidated affiliates and the related Notes to Consolidated Financial Statements.

                                                                          YEAR ENDED DECEMBER 31
                                                       --------------------------------------------------------
(Dollar amounts in millions)                              1996        1995        1994        1993        1992
                                                       --------    --------    --------    --------    --------
Earned income ......................................   $ 26,570    $ 21,179    $ 16,923    $ 14,444    $ 12,250
Net earnings .......................................      2,632       2,261       1,918       1,478       1,251
Return on common equity <F1><F2> ...................      20.18%      19.89%      19.59%      17.14%      16.17%
Ratio of earnings to fixed charges .................       1.53        1.51        1.63        1.62        1.44
Ratio of earnings to combined fixed
  charges and preferred stock dividends ............       1.51        1.49        1.62        1.60        1.43
Ratio of debt to equity <F1> .......................       7.92        7.89        7.94        7.96        7.91

Financing receivables - net ........................   $ 99,714    $ 93,272    $ 76,357    $ 63,948    $ 59,388

Percent of allowance for losses on financing
  receivables to total financing receivables .......       2.63%       2.63%       2.63%       2.63%       2.63%

Total assets .......................................   $200,816    $160,825    $130,904    $117,939    $ 92,632

Short-term borrowings ..............................     74,971      59,264      54,579      52,903      48,492
Long-term senior notes .............................     46,124      47,794      33,615      25,112      21,182
Long-term subordinated notes .......................        697         697         697         697         697
Minority interest ..................................        679         703         615         426         123
Equity <F3> ........................................     15,526      14,202      10,540      10,370       8,892

<F1> Equity excludes unrealized gains and losses on investment  securities,  net of tax.

<F2> Earnings are adjusted for  preferred  stock  dividends and equity  excludes preferred stock.

<F3> The  Corporation   adopted  Statement  of  Financial  Accounting  Standards
     ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, on December 31, 1993, resulting in the inclusion in equity, net of tax, of net unrealized gains on investment securities of $149 million and $543 million at December 31, 1996 and 1995, respectively, net unrealized losses of $655 million at December 31, 1994, and net unrealized gains of $485 million at December 31, 1993.


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.


OVERVIEW

The Corporation's net earnings for 1996 were $2,632 million, which, after payment of dividends on its variable cumulative preferred stock, resulted in a contribution of $2,556 million to GE Capital Services' 1996 net earnings, an increase of 16% over 1995. Net earnings for 1995 were $2,261 million, which, after payment of dividends on its variable cumulative preferred stock, resulted in a contribution to GE Capital Services' 1995 net earnings of $2,204 million, an increase of 17% over 1994.

The increase in net earnings in both 1996 and 1995 was largely attributable to the effects of continued asset growth in the financing segments, principally from acquisitions of businesses and portfolios in 1996, and equal contributions from acquisitions and origination volume in 1995. The 1995 increase in earnings was partially offset by a decrease in financing spreads (the excess of yields over interest rates on borrowings). Financing spreads were essentially flat in 1996 as a reduction in yields was offset by decreases in borrowing rates.

Earnings from the Corporation's Specialty Insurance businesses also increased in 1996, principally as a result of origination volume, higher investment income and acquisitions. The 1995 increase in Specialty Insurance net earnings principally reflects no 1995 counterpart to the 1994 adverse loss development in private mortgage pool insurance.

OPERATING RESULTS

EARNED INCOME from all sources increased 25% to $26,570 million in 1996, following a 25% increase in 1995. In both years, earned income of the financing segments increased significantly, primarily as a result of asset growth, but was partially offset in 1996 by lower yields. Yields increased in 1995 and contributed slightly to the increase. A significant component of the 1996 revenue increase was the contribution provided by the consumer savings and insurance businesses acquired in 1995 and 1996 and the computer equipment businesses acquired in 1996.

Gains on sales of warrants and other  equity  interests  obtained in  connection with certain loans and sales of certain assets, including real estate investments, contributed $482 million to pre-tax income in 1996, compared with $381 million in 1995 and $453 million in 1994.

Earned income of the Corporation's Specialty Insurance segment increased 33% to $2,895 million in 1996, compared with $2,174 million in 1995, as a result of origination volume, investment income and acquisitions. Earned income in 1995 was up 10% over 1994, also reflecting premium growth and improved investment income.

INTEREST EXPENSE on borrowings in 1996 was $7.0 billion, 9% higher than in 1995 which was 46% higher than in 1994. The increase in 1996 reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The 1995 increase resulted from higher average borrowings used to finance asset growth and the effects of higher average interest rates. The Corporation's use of floating rate versus fixed rate borrowings is largely a function of the assets against which borrowings are matched. The composite interest rate on the Corporation's borrowings was 6.24% in 1996 compared with 6.77% in 1995 and 5.47% in 1994.

OPERATING AND ADMINISTRATIVE EXPENSES were $9.3 billion in 1996, compared with $6.2 billion in 1995, which was 15% higher than 1994. The increase in both 1996 and 1995 primarily reflects costs associated with acquired businesses and portfolios and higher investment levels. Included in the 1996 increase are costs of sales and services of computer equipment businesses acquired in 1996. The 1995 increase was partially offset by a reduction in provisions for losses on commercial real estate assets charged to operating and administrative expenses.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased 57% to $3.2 billion in 1996, compared with a 19% increase to $2.0 billion in 1995. These increases were primarily driven by business acquisitions and growth in originations.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES decreased to $1,033 million in 1996 from $1,117 million in 1995, following an increase from $873 million in 1994. These provisions principally related to private-label credit cards, bank credit cards, auto loans and auto leases in the Consumer Services segment along with commercial real estate loans, all of which are discussed below under Portfolio Quality.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased 7% to $2,137 million in 1996 compared with $2,001 million in 1995, a 21% increase over 1994. The increase in both years was the result of additions to equipment on operating leases, primarily reflecting a shift in auto lease volume from financing leases to operating leases and increased volume in aircraft in 1996, and business and portfolio acquisitions as well as origination volume in 1995 and 1996.

PROVISION FOR INCOME TAXES was $1,172 million in 1996 (an effective tax rate of 30.8%), compared with $1,071 million in 1995 (an effective tax rate of 32.2%), and $896 million in 1994 (an effective tax rate of 31.8%). The higher provision for income taxes in both 1996 and 1995 reflected increased pre-tax earnings subject to statutory tax rates. The 1996 decrease in the effective tax rate reflected increased tax credits and a decrease in non-U.S. income taxes. The marginal increase in the 1995 effective tax rate resulted primarily from proportionately lower tax-exempt income, partially offset by an increase in dividends received which are not fully taxable.

OPERATING PROFIT BY INDUSTRY SEGMENT

Operating profit of the Corporation, by industry segment, is summarized in note 17 to the consolidated financial statements and discussed below.

CONSUMER SERVICES operating profit was $1,272 million in 1996, compared with $1,030 million in 1995, and $1,067 million in 1994. The increase in 1996 was led by strong performances from the auto finance, consumer savings and insurance and non-U.S. private-label credit card businesses, resulting from both acquisition growth and higher origination volume. The 1996 increase also reflected improved market conditions in the mortgage servicing business. These increases were partially offset by a higher provision for losses, reflecting higher average receivable balances and increased delinquencies, consistent with industry experience, and losses associated with the Corporation's equity investment in Montgomery Ward Holding Corp. Strong performances during 1995 in the bank credit card, annuity and non-U.S. private-label credit card businesses, resulting primarily from acquisition growth, were offset by losses from adverse market conditions in the mortgage servicing business.

EQUIPMENT MANAGEMENT operating profit increased to $929 million in 1996 from $897 million in 1995, which was up from $624 million in 1994. Increases in both years reflected higher volume in most businesses resulting from originations and acquisitions of businesses and portfolios. The 1996 increase included the effects of the computer equipment businesses acquired, which was partially offset by no counterpart to the 1995 sale of an outdoor media business. The 1995 increase also resulted from increased prices at the trailer, modular space and railcar businesses along with the sale of the outdoor media business.

SPECIALIZED FINANCING operating profit increased to $726 million in 1996 from $651 million in 1995, which increased 27% over 1994. The increase in 1996 principally reflected lower provisions for losses, primarily related to lower investment levels from sales of receivables and loan repayments and improved conditions in commercial real estate, and higher sales of warrants and other equity interests. These increases were offset in part by a reduction in earnings related to the lower investment levels and increased operating expenses. The 1995 increase resulted from lower provisions for losses, particularly in the commercial real estate business, and increased end-of-lease residual realization.

MID-MARKET FINANCING operating profit increased to $538 million in 1996 compared with $445 million in 1995, which was up from $435 million in 1994. Asset growth from higher volumes and acquisitions of businesses and portfolios was the most significant contributing factor in both years.

SPECIALTY INSURANCE operating profit increased to $344 million in 1996 from $341 million in 1995, principally as a result of origination volume, higher investment income and acquisitions. These increases were mostly offset by increases in insurance losses, reserves and other costs and expenses. The 1995 operating profit increased $153 million over 1994, principally because there was no 1995 counterpart to the 1994 adverse loss development in private mortgage pool insurance, the result of poor economic conditions and housing value declines in southern California.

INTERNATIONAL OPERATIONS

The Corporation's international operations include its operations located outside the United States and certain of its operations that cannot be meaningfully associated with specific geographic areas (for example, shipping containers used on ocean-going vessels). The Corporation's international revenues were $8.1 billion in 1996 and year-end assets were about $50.9 billion. These revenues, which are derived primarily from operations in Europe, Canada and the Pacific Basin, were up from $5.9 billion in 1995; year-end assets
increased      28%     during       the       year       from      approximately

$39.7 billion at the end of 1995. These increases are attributable to the Corporation's continued expansion as a global provider of financial products and services.

CAPITAL RESOURCES AND LIQUIDITY

STATEMENT OF FINANCIAL POSITION

INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by the Corporation's specialty insurance and annuity and investment businesses in support of obligations to policyholders and annuitants. The increase of $17.3 billion during 1996 was principally related to acquisitions. A breakdown of the investment securities portfolio is provided in note 2 to the consolidated financial statements.

FINANCING RECEIVABLES were $99.7 billion at year-end 1996, net of allowance for doubtful accounts, up $6.4 billion over 1995. These receivables are discussed on page 18 and in notes 3 and 4 to the consolidated financial statements.

OTHER RECEIVABLES were $8.5 billion and $6.4 billion at December 31, 1996 and 1995, respectively. The 1996 increase was primarily attributable to receivables associated with the acquisitions of computer equipment businesses in 1996 and insurance activities, particularly increases in receivables associated with acquired businesses.

EQUIPMENT ON OPERATING LEASES was $16.1 billion at December 31, 1996, up $2.3 billion from 1995. Details by category of investment can be found in note 6 to the consolidated financial statements. Additions to equipment on operating leases were $5.3 billion during 1996 versus $4.5 billion during 1995, principally reflecting a shift in auto lease volume from financing leases in 1995 to operating leases in 1996 and increased volume in aircraft.

INTANGIBLE ASSETS were $7.6 billion at year-end 1996, up from $4.0 billion at year-end 1995. The $3.6 billion increase in intangible assets principally related to increases in goodwill attributable to various acquisitions and the present value of future profits associated with acquisitions of life insurance enterprises.

OTHER ASSETS totaled $19.9 billion at year-end 1996, compared with $13.6 billion at the end of 1995. The $6.3 billion increase principally related to separate accounts of acquired life insurance businesses and investments in associated companies.

Other Assets includes $314 million representing the Corporation's noncontrolling investment in common stock of Montgomery Ward Holding Corp. ("MWHC"). During 1996, MWHC reported significant losses from operations, and the Corporation's investment was reduced for its share of such losses. In addition to the investment in MWHC common stock, the Corporation engages in various ordinary course of business financing transactions with MWHC and affiliates. At December 31, 1996, such investments, primarily financing receivables from MWHC and affiliates, amounted to approximately $747 million. These investments were all performing in accordance with their terms at December 31, 1996. No impairment writedown was considered necessary for investments in or financing receivables from MWHC and affiliates at December 31, 1996. In addition to the direct transactions with MWHC and affiliates, the Corporation also provides financing to customers of MWHC and affiliates through GE Capital's wholly-owned affiliate, Montgomery Ward Credit Corporation.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS were $43.3 billion at year-end 1996, $20.9 billion higher than in 1995. The increase was primarily attributable to acquisitions in 1996. For additional information on these liabilities, see note 11 to the consolidated financial statements.

BORROWINGS were $121.8 billion at December 31, 1996, of which $75.0 billion is due in 1997 and $46.8 billion is due in subsequent years. Comparable amounts at the end of 1995 were $107.8 billion in total, $59.3 billion due within one year and $48.5 billion due thereafter. The Corporation's composite interest rates are discussed on page 13. A large portion of the Corporation's borrowings ($51.2 billion and $38.3 billion at the end of 1996 and 1995, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of the Corporation's commercial paper were 42 days and 5.58%, respectively, at the end of 1996 compared with 41 days and 5.88% at the end of 1995.

The Corporation's leverage (ratio of debt to equity, excluding from equity net unrealized gains on investment securities) was 7.92 to 1 at the end of 1996, and
7.89 to 1 at the end of 1995. By comparison, including in equity net unrealized gains on investment securities, the Corporation's ratio of debt to equity was
7.84 to 1 at the end of 1996, and 7.59 to 1 at the end of 1995.

GE Company has committed to make contributions to the Corporation in the event of either a significant, specified decrease in the ratio of GE Capital's earnings to fixed charges or a failure to maintain a specified debt-to-equity ratio in the event certain of the Corporation's preferred stock is redeemed. GE Company also has guaranteed the Corporation's subordinated debt with a face amount of $697 million at December 31, 1996 and 1995. Management believes the likelihood that GE Company will be required to make contributions or payments under either the commitments or the guarantees is remote.

STATEMENT OF CASH FLOWS

One of the Corporation's primary sources of cash is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings, with a reasonable balance of maturities. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have increased by $3.0 billion. New borrowings of $81.3 billion having maturities longer than 90 days were added during those years, while $52.8 billion of such longer-term borrowings were retired. The Corporation also generated $22.7 billion of cash from operating activities during the last three years.

The Corporation's principal use of cash has been investing in assets to grow its businesses. Of the $51.2 billion that the Corporation invested in operations over the past three years, $23.1 billion was used for additions to financing receivables, $15.7 billion was used to invest in new equipment, principally for lease to others, and $11.1 billion was used for acquisitions of new businesses.

With the financial flexibility that comes with excellent credit ratings, management believes the Corporation should be well positioned to meet the global needs of its customers for capital and to continue growing its diversified asset base.

INTEREST RATE AND CURRENCY RISK MANAGEMENT

The Corporation uses various financial instruments, particularly interest rate, currency and basis swaps, but also futures, options and currency forwards, to manage risks. The Corporation is exclusively an end user of these instruments, which are commonly referred to as derivatives. The Corporation does not engage in any derivatives trading, market-making or other speculative activities in the derivative markets. More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in notes 1, 10, and 21 to the consolidated financial statements.

The relationship between interest rate changes and financing spreads is subject to many factors and cannot be forecasted with reliability. Although not necessarily predictive of future effects, management estimates that, all else constant, an increase of 100 basis points in interest rates for all of 1996 would have reduced net earnings by approximately $66 million. For comparison, the effect on 1995 net earnings would have been $60 million.

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

The Corporation is exposed to prepayment risk in certain of its business activities, such as in its mortgage servicing and annuities activities. In order to hedge those exposures, the Corporation uses swaps, futures, and option-based financial instruments. These instruments generally behave based on limits ("caps", "floors" or "collars") on interest rate movement. These swaps, futures and option-based instruments are governed by the credit risk policies described below and are transacted in the over-the-counter markets.

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

Given the ways in which the Corporation uses swaps, purchased options and forwards, the principal risk is credit risk - risk that counterparties will be financially unable to make payments in accordance with the agreements. Associated market risk is meaningful only as it relates to how changes in the market value affect credit exposure to individual counterparties. Except as noted above for positions that are integrated into financings, all swaps, purchased options and forwards are carried out within the following credit policy constraints.

       o Once a counterparty reaches a credit exposure limit (see table below), no additional transactions are permitted until the exposure with that counterparty is reduced to an amount that is within the established limit. Open contracts remain in force.

          COUNTERPARTY CREDIT CRITERIA                         CREDIT RATING
                                                          ----------------------
                                                                      STANDARD &
                                                            MOODY'S     POOR'S
                                                          ----------  ----------
Term of transaction
  Between one and five years ...........................      Aa3         AA-
  Greater than five years ..............................      Aaa         AAA
Credit exposure limits
  Up to $50 million ....................................      Aa3         AA-
  Up to $75 million ....................................      Aaa         AAA

       o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 1996, the notional amount of long-term derivatives for which the counterparty was rated below Aa3/AA- was $5.0 billion. These amounts are the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Corporation's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses.

Following is an analysis of credit risk exposures for the last three years.

   PERCENTAGE OF NOTIONAL DERIVATIVE EXPOSURE BY COUNTERPARTY CREDIT RATING
 -------------------------------------------------------------------------------
 MOODY'S/STANDARD & POOR'S                         1996        1995         1994
 -------------------------                        ------      ------      ------
Aaa/AAA ....................................         78%         75%         77%
Aa/AA ......................................         17%         22%         18%
A/A and below ..............................          5%          3%          5%


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

                                                    SPREAD OVER
                                                        U.S.
                                                   TREASURIES IN
                                                    BASIS POINTS   COUNTERPARTY
                                                    ------------   -------------
1.  Fixed rate five-year medium term note ........      +65             --
2.  U.S. dollar commercial paper swapped into
      five-year U.S. dollar fixed rate funding ...      +40              A
3.  Swiss franc fixed rate debt swapped into
      five-year U.S. dollar fixed rate funding ...      +35              B


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

PORTFOLIO QUALITY

THE PORTFOLIO OF FINANCING RECEIVABLES, before allowance for losses, increased to $102.4 billion at the end of 1996 from $95.8 billion at the end of 1995. Financing receivables are the Financing segment's largest asset and its primary source of revenues. The related allowance for losses at the end of 1996 amounted to $2.7 billion (2.63% of receivables - the same as 1995 and 1994) and, in management's judgment, is appropriate given the risk profile of the portfolio. Amounts written off in 1996 were approximately 1.03% of the year's average financing receivables, compared with 1.01% and 1.04% during 1995 and 1994, respectively. The increase in 1996 principally reflects increased delinquencies in the consumer portfolio, consistent with industry experience. A discussion of the quality of certain elements of the portfolio of financing receivables follows. Further details are included in notes 3, 4 and 6 to the consolidated financial statements.

"Nonearning" receivables are those that are 90 days or more delinquent and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

CONSUMER RECEIVABLES at year-end 1996 and 1995 are shown in the following table:

(In millions)                                                 1996        1995
                                                           --------    --------
Credit card and personal loans .........................   $ 27,127    $ 23,937
Auto loans .............................................      5,915       5,555
Auto financing leases ..................................     13,113      12,461
                                                           --------    --------
  Total consumer .......................................   $ 46,155    $ 41,953
                                                           ========    ========

Nonearning .............................................   $    926    $    671
- As a percentage of total .............................        2.0%        1.6%
Receivable write-offs for the year .....................   $    870    $    644

Most of the nonearning consumer receivables were U.S. private-label credit card loans, the majority of which were subject to various loss sharing arrangements that provide full or partial recourse to the originating retailer.

COMMERCIAL REAL ESTATE LOANS classified as financing receivables were $12.1 billion at December 31, 1996, a decrease of $1.3 billion from 1995, principally reflecting sales of receivables. Nonearning and reduced-earning receivables decreased to $158 million at December 31, 1996, compared with $179 million at year-end 1995. Write-offs of commercial real estate loans declined to $45 million in 1996 from $147 million in 1995 as markets continued to stabilize. Commercial real estate loans are generally secured by first mortgages.

In addition to loans, the commercial real estate portfolio included, in other assets, $1.6 billion at year-end 1996 ($1.9 billion at year-end 1995) of assets acquired for resale from various financial institutions. Values realized on sales of these assets continue to meet or exceed expectations at the time of purchase. Also included in other assets were investments in real estate ventures at year-end 1996 totaling $2.5 billion, up from $2.0 billion at year-end 1995. Those investments are made as a part of original financings or in conjunction with certain loan restructurings. The commercial real estate portfolio includes investments in a variety of property types and continues to be well dispersed geographically, principally in the continental United States.

OTHER FINANCING RECEIVABLES, totaling $44.1 billion at December 31, 1996, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $3.7 billion during 1996, primarily because of acquisitions. Related nonearning and reduced-earning receivables were $313 million at year-end 1996, compared with $285 million at year-end 1995.

The Corporation held loans and leases to commercial airlines amounting to $8.2 billion at the end of 1996, down from $8.3 billion at the end of 1995. The Corporation's commercial aircraft positions also included financial guarantees, funding commitments and aircraft orders as discussed in note 6 to the consolidated financial statements.

ENTERING 1997, management believes that continued vigilant attention to risk management and controllership and a strong focus on quality - complete satisfaction of customer needs - position it to deal effectively with the increasing competition in an ever-changing global economy.

NEW ACCOUNTING STANDARDS

New accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other things, the new Statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings, based on control of the transferred assets. SFAS No. 125 is effective for transfers of financial assets occurring after December 31, 1996, and its adoption will not have an effect on the financial position or results of operations of the Corporation.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Corporation and consolidated affiliates at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP

Stamford, Connecticut
February 7, 1997

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   STATEMENT OF CURRENT AND RETAINED EARNINGS

For the years ended December 31 (In millions)                                     1996        1995        1994
                                                                               --------    --------    --------
EARNED INCOME
Time sales, loan and other income (Note 14) ................................   $ 13,231    $ 10,473    $  7,681
Operating lease rentals (Note 6) ...........................................      4,341       4,079       3,802
Financing leases (Note 14) .................................................      3,485       3,176       2,539
Investment income ..........................................................      2,377       1,631       1,527
Premium and commission income of insurance
  affiliates (Note 11) .....................................................      3,136       1,820       1,374
                                                                               --------    --------    --------
  Total earned income ......................................................     26,570      21,179      16,923
                                                                               --------    --------    --------

EXPENSES
Interest (Note 10) .........................................................      7,042       6,455       4,414
Operating and administrative (Note 15) .....................................      9,285       6,162       5,349
Insurance losses and policyholder and annuity benefits (Note 11) ...........      3,183       2,031       1,707
Provision for losses on financing receivables (Note 4) .....................      1,033       1,117         873
Depreciation and amortization of buildings and equipment
  and equipment on operating leases (Notes 6 & 7) ..........................      2,137       2,001       1,657
Minority interest in net earnings of consolidated affiliates ...............         86          81         109
                                                                               --------    --------    --------
  Total expenses ...........................................................     22,766      17,847      14,109
                                                                               --------    --------    --------
Earnings before income taxes ...............................................      3,804       3,332       2,814
Provision for income taxes (Note 16) .......................................     (1,172)     (1,071)       (896)
                                                                               --------    --------    --------
NET EARNINGS ...............................................................      2,632       2,261       1,918
Dividends paid (Note 13) ...................................................       (891)     (1,645)       (605)
Retained earnings at January 1 .............................................      8,937       8,321       7,008
                                                                               --------    --------    --------
RETAINED EARNINGS AT DECEMBER 31 ...........................................   $ 10,678    $  8,937    $  8,321
                                                                               ========    ========    ========


See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                         STATEMENT OF FINANCIAL POSITION

 At December 31 (In millions)                                                                 1996        1995
                                                                                           --------    --------
ASSETS
Cash and equivalents ...................................................................   $  3,074    $  1,316
Investment securities (Note 2) .........................................................     44,340      26,991
Financing receivables (Note 3):
  Time sales and loans, net of deferred income .........................................     62,832      59,591
  Investment in financing leases, net of deferred income ...............................     39,575      36,200
                                                                                           --------    --------
                                                                                            102,407      95,791
  Allowance for losses on financing receivables (Note 4) ...............................     (2,693)     (2,519)
                                                                                           --------    --------
    Financing receivables - net ........................................................     99,714      93,272
Other receivables - net (Note 5) .......................................................      8,456       6,408
Equipment on operating leases (at cost), less accumulated amortization of $5,625 and
  $4,670 (Note 6) ......................................................................     16,134      13,793
Buildings and equipment (at cost), less accumulated depreciation of $1,188 and $915
  (Note 7) .............................................................................      1,647       1,478
Intangible assets (Note 8) .............................................................      7,594       3,996
Other assets (Note 9) ..................................................................     19,857      13,571
                                                                                           --------    --------
  TOTAL ASSETS .........................................................................   $200,816    $160,825
                                                                                           ========    ========

LIABILITIES AND EQUITY
Short-term borrowings (Note 10) ........................................................   $ 74,971    $ 59,264
Long-term borrowings (Note 10) .........................................................     46,821      48,491
                                                                                           --------    --------
  Total borrowings .....................................................................    121,792     107,755
Accounts payable .......................................................................      5,618       4,560
Insurance liabilities, reserves and annuity benefits (Note  11) ........................     43,263      22,401
Other liabilities ......................................................................      6,466       4,312
Deferred income taxes (Note 16) ........................................................      7,472       6,892
                                                                                           --------    --------
  Total liabilities ....................................................................    184,611     145,920
                                                                                           --------    --------
Minority interest in equity of consolidated affiliates (Note 12) .......................        679         703
                                                                                           --------    --------
Variable  cumulative  preferred stock, $100 par value,  liquidation  preference
  $100,000 per share (23,000 shares authorized and 18,000 shares outstanding at
  December 31, 1996 and 18,000 shares authorized and outstanding at December 31, 1995) .          2           2

Common stock, $200 par value (3,866,000 shares authorized and 3,837,825 shares
  outstanding at December 31, 1996 and December 31, 1995) ..............................        768         768
Additional paid-in capital .............................................................      4,024       4,022
Retained earnings ......................................................................     10,678       8,937
Unrealized gains on investment securities ..............................................        149         543
Foreign currency translation adjustments ...............................................        (95)        (70)
                                                                                           --------    --------
  Total equity (Note 13) ...............................................................     15,526      14,202
                                                                                           --------    --------
  TOTAL LIABILITIES AND EQUITY .........................................................   $200,816    $160,825
                                                                                           ========    ========


See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                             STATEMENT OF CASH FLOWS

 For the years ended December 31 (In millions)                                    1996        1995        1994
                                                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...............................................................   $  2,632    $  2,261    $  1,918
Adjustments to reconcile net earnings to cash provided from
  operating activities:
   Provision for losses on financing receivables ...........................      1,033       1,117         873
   Increase in insurance liabilities, reserves and annuity benefits ........      1,373       1,006         542
   Increase in deferred income taxes .......................................      1,025         653         721
   Depreciation and amortization of buildings and equipment and
     equipment on operating leases .........................................      2,137       2,001       1,657
   Increase (decrease) in accounts payable .................................        422         720        (656)
   Other - net .............................................................        795         357         135
                                                                               --------    --------    --------
  Cash from operating activities ...........................................      9,417       8,115       5,190
                                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in financing receivables (Note 20) ............................     (2,278)    (11,309)     (9,525)
Buildings and equipment and equipment on operating leases
  - additions ..............................................................     (5,348)     (4,628)     (5,734)
  - dispositions ...........................................................      1,326       1,495       2,417
Payments for principal businesses purchased, net of cash acquired ..........     (4,385)     (4,600)     (2,144)
All other investing activities (Note 20) ...................................     (5,405)     (2,617)      1,544
                                                                               --------    --------    --------
  Cash used for investing activities .......................................    (16,090)    (21,659)    (13,442)
                                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less) ......................     10,996      (5,547)     (2,429)
Newly issued debt (maturities longer than 90 days) (Note 20) ...............     22,345      36,480      22,473
Repayments and other reductions (maturities longer than 90 days) (Note 20) .    (24,056)    (17,045)    (11,699)
Dividends paid .............................................................       (891)       (961)       (595)
Issuance of preferred stock in excess of par value .........................       --           924        --
Issuance of variable cumulative preferred stock by consolidated affiliate ..        125         120         240
All other financing activities (Note 20) ...................................        (88)        177         (75)
                                                                               --------    --------    --------
  Cash from financing activities ...........................................      8,431      14,148       7,915
                                                                               --------    --------    --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR ................      1,758         604        (337)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR ..................................      1,316         712       1,049
                                                                               --------    --------    --------
CASH AND EQUIVALENTS AT END OF YEAR ........................................   $  3,074    $  1,316    $    712
                                                                               ========    ========    ========


See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - The consolidated financial statements represent the adding together of General Electric Capital Corporation ("the Parent") and all of its majority-owned and controlled affiliates ("consolidated affiliates"), (collectively called "the Corporation"). All outstanding common stock of the Parent is owned by General Electric Capital Services, Inc. ("GE Capital Services"), all of whose common stock is owned by General Electric Company ("GE Company"). All significant transactions among the Parent and consolidated affiliates have been eliminated. Other affiliates, generally companies in which the Corporation owns 20 to 50 percent of the voting rights ("non-consolidated affiliates"), are included in other assets and valued at the appropriate share of equity plus loans and advances. Certain prior period data have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

CASH AND EQUIVALENTS - Certificates and other time deposits are treated as cash equivalents.

METHODS OF RECORDING EARNED INCOME - Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Interest income on impaired loans is recognized either as cash is collected or on a cost recovery basis as conditions warrant.

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

Origination, commitment and other nonrefundable fees related to fundings are deferred and recorded in earned income on the interest method. Commitment fees related to loans not expected to be funded and line-of-credit fees are deferred and recorded in earned income on a straight-line basis over the period to which the fees relate. Syndication fees are recorded in earned income at the time related services are performed unless significant contingencies exist.

Premium income from insurance activities is discussed under insurance accounting policies.

ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES AND INVESTMENTS - The Corporation maintains an allowance for losses on financing receivables at an amount that it believes is sufficient to provide adequate protection against future losses in the portfolio.

When collateral is repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value less costs to sell, transferred to other assets and subsequently carried at the lower of cost or estimated fair value less costs to sell. This accounting method has been employed principally for specialized financing transactions.

INVESTMENT SECURITIES - The Corporation has designated its investments in debt securities and marketable equity securities as available for sale. Those securities are reported at fair value, with net unrealized gains and losses included in equity, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method.

EQUIPMENT ON OPERATING LEASES - Equipment is amortized, principally on a straight-line basis, to estimated net salvage value over the lease term or the estimated economic life of the equipment.

BUILDINGS AND EQUIPMENT - Depreciation is recorded on either a sum-of-the-years digits formula or a straight-line basis over the lives of the assets.

INTANGIBLE ASSETS - Goodwill is amortized over its estimated period of benefit on a straight-line basis; other intangible assets are amortized on appropriate bases over their estimated lives. No amortization period exceeds thirty years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

INTEREST RATE AND CURRENCY RISK MANAGEMENT - As a matter of policy, the Corporation does not engage in derivatives trading, market-making or other speculative activities. The Corporation uses swaps primarily to optimize funding costs. To a lesser degree, and in combination with options and limit contracts, the Corporation uses swaps to stabilize cash flows from mortgage-related assets.

Interest rate and currency swaps that modify borrowings or designated assets, including swaps associated with forecasted commercial paper renewals, are accounted for on an accrual basis. The Corporation requires all other swaps, as well as futures, options and forwards, to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items, both at inception of the hedge and over the life of the hedge contract. Any instrument designated but ineffective as a hedge is marked to market and recognized in operations immediately.

INSURANCE ACCOUNTING POLICIES - Accounting policies for insurance businesses are as follows.

PREMIUM INCOME. Insurance premiums are reported as earned income as follows:

   o For property and casualty and accident and health risks contracts (including financial guaranty insurance), premiums are reported as earned income, generally on a pro rata basis, over the terms of related insurance policies or reinsurance treaties.

   o For retrospectively  rated reinsurance  contracts,  premium adjustments are
     recorded  based  on  estimated  losses  and  loss  expenses,   taking  into
     consideration both case and incurred-but-not-reported reserves.

   o For term and whole life contracts, premiums are reported as earned income when due under terms of the respective policies.

   o For annuity and investment contracts - contracts that do not have significant mortality or morbidity risk - premiums are not reported as revenues, but as liabilities (included in "Insurance liabilities, reserves and annuity benefits") and are adjusted according to terms of the respective policies.

DEFERRED POLICY ACQUISITION COSTS. Costs that vary with and are primarily related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized systematically over the respective policy terms.

   o For  property  and   casualty  and  accident  and health  risks  (including
     financial guaranty insurance), these costs are amortized pro rata over the contract periods in which the related premiums are earned.

   o For term and whole life contracts, these costs are amortized over the respective contract periods in proportion to either anticipated premium income or gross profit, as appropriate.

   o For annuity and investment contracts, these costs are amortized on the basis of anticipated gross profits.

Periodically, deferred policy acquisition costs are reviewed for recoverability;
anticipated   investment   income  is   considered   in  making   recoverability
evaluations.

PRESENT VALUE OF FUTURE PROFITS. The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance enterprises is recorded as the present value of future profits ("PVFP"). Amortization of PVFP is based on gross profit projections from the underlying contracts, adjusted to reflect actual experience and any impairment.


NOTE 2.        INVESTMENT SECURITIES

A summary of investment securities follows:


(In millions)                                                                    GROSS       GROSS
                                                                  AMORTIZED   UNREALIZED  UNREALIZED   ESTIMATED
 DECEMBER 31, 1996                                                   COST        GAINS      LOSSES    FAIR VALUE
                                                                   --------    --------    --------    --------
Debt securities
  U.S. corporate ..............................................    $ 21,093    $    294    $   (637)   $ 20,750
  State and municipal .........................................       4,366         120         (26)      4,460
  Mortgage-backed .............................................       9,139         240        (100)      9,279
  Corporate - non-U.S .........................................       3,140          53         (11)      3,182
  Government - non-U.S ........................................         779           5          (1)        783
  U.S. government and federal agency ..........................       1,824          31          (5)      1,850
Equity securities .............................................       3,728         325         (17)      4,036
                                                                   --------    --------    --------    --------
                                                                   $ 44,069    $  1,068    $   (797)   $ 44,340
                                                                   ========    ========    ========    ========
DECEMBER 31, 1995

Debt securities
  U.S. corporate ...............................................   $ 11,470    $    447    $    (62)   $ 11,855
  State and municipal ..........................................      3,781         196          (6)      3,971
  Mortgage-backed ..............................................      4,824         221         (63)      4,982
  Corporate - non-U.S ..........................................      1,104          26         (21)      1,109
  Government - non-U.S .........................................        385          13        --           398
  U.S. government and federal agency ...........................      1,282          63          (3)      1,342
Equity securities ..............................................      3,090         257         (13)      3,334
                                                                   --------    --------    --------    --------
                                                                   $ 25,936    $  1,223    $   (168)   $ 26,991
                                                                   ========    ========    ========    ========

The majority of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages. Mortgage-backed securities are subject to prepayment risk, which affects yield but does not impair recovery of principal.

At December 31, 1996, contractual maturities of debt securities, other than mortgage-backed securities, were as follows:


(In millions)                                                                             AMORTIZED    ESTIMATED
                                                                                             COST     FAIR VALUE
                                                                                           --------    --------
Due in:
  1997 .................................................................................   $  1,509    $  1,514
  1998-2001 ............................................................................      6,961       6,416
  2002-2006 ............................................................................      7,504       7,656
  2007 and later .......................................................................     15,228      15,439

It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties. Proceeds from sales of investment securities in 1996 were $5,375 million ($6,225 million in 1995 and $3,100 million in 1994). Gross realized gains were $321 million in 1996 ($241 million in 1995 and $143 million in 1994). Gross realized losses were $96 million in 1996 ($86 million in 1995 and $68 million in 1994).


NOTE 3.        FINANCING RECEIVABLES

Financing receivables at December 31, 1996 and 1995 are shown below.

(In millions)                                                                                 1996        1995
                                                                                           --------    --------
Time sales and loans:
  Consumer Services ....................................................................   $ 40,479    $ 33,430
  Specialized Financing ................................................................     14,584      18,230
  Mid-Market Financing .................................................................      9,914       8,795
  Equipment Management .................................................................        760       1,371
  Specialty Insurance ..................................................................        339         189
                                                                                           --------    --------
                                                                                             66,076      62,015
Deferred income ........................................................................     (3,244)     (2,424)
                                                                                           --------    --------
   Time sales and loans - net of deferred income .......................................     62,832      59,591
                                                                                           --------    --------
Investment in financing leases:
  Direct financing leases ..............................................................     36,576      33,291
  Leveraged leases .....................................................................      2,999       2,909
                                                                                           --------    --------
   Investment in financing leases ......................................................     39,575      36,200
                                                                                           --------    --------
                                                                                            102,407      95,791
Less allowance for losses (Note 4) .....................................................     (2,693)     (2,519)
                                                                                           --------    --------
                                                                                           $ 99,714    $ 93,272
                                                                                           ========    ========

Time sales and loans represent transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 1996 and 1995, specialized financing and consumer services loans included $12,075 million and $13,405 million, respectively, for commercial real estate loans. Note 6 contains information on commercial airline loans and leases.

At December 31, 1996, contractual maturities for time sales and loans were $28,128 million in 1997; $12,504 million in 1998; $7,255 million in 1999; $5,279 million in 2000; $3,743 million in 2001 and $9,167 million thereafter - aggregating $66,076 million. Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, automobiles and other transportation equipment, data processing equipment, medical equipment, as well as other manufacturing, power generation, mining and commercial equipment and facilities.

As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, the Corporation is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. The Corporation generally is entitled to any residual value of leased assets.

Investments in direct financing and leveraged leases represents unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. The Corporation has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases; such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The Corporation's share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment.

The Corporation's net investment in financing leases at December 31, 1996 and 1995 is shown below.

                                                  TOTAL                  DIRECT
                                             FINANCING LEASES        FINANCING LEASES        LEVERAGED LEASES
                                           --------------------    --------------------    --------------------
(In millions)                                 1996        1995        1996        1995        1996        1995
                                           --------    --------    --------    --------    --------    --------
Total minimum lease payments
  receivable ...........................   $ 54,009    $ 50,059    $ 40,555    $ 37,434    $ 13,454    $ 12,625
Less principal and interest on
  third-party nonrecourse debt .........    (10,213)     (9,329)       --          --       (10,213)     (9,329)
                                           --------    --------    --------    --------    --------    --------
  Net rentals receivable ...............     43,796      40,730      40,555      37,434       3,241       3,296
Estimated unguaranteed residual  value
  of leased assets .....................      6,248       5,768       4,906       4,630       1,342       1,138
Less deferred income ...................    (10,469)    (10,298)     (8,885)     (8,773)     (1,584)     (1,525)
                                           --------    --------    --------    --------    --------    --------
  Investment in financing leases .......     39,575      36,200      36,576      33,291       2,999       2,909

Less:  Allowance for losses ............       (720)       (745)       (641)       (669)        (79)        (76)
       Deferred taxes arising from
       financing leases ................     (7,488)     (6,243)     (4,077)     (3,215)     (3,411)     (3,028)
                                           --------    --------    --------    --------    --------    --------
Net investment in financing leases .....   $ 31,367    $ 29,212    $ 31,858    $ 29,407    $   (491)   $   (195)
                                           ========    ========    ========    ========    ========    ========

At December 31, 1996, contractual maturities for rentals receivable under financing leases were $12,890 million in 1997; $9,759 million in 1998; $6,716 million in 1999; $3,616 million in 2000; $2,071 million in 2001 and $8,744 million thereafter - aggregating $43,796 million. As with time sales and loans, experience has shown that a portion of receivables will be paid prior to contractual maturity and these amounts should not be regarded as forecasts of future cash flows.

In connection with the sales of financing receivables with recourse, the Corporation received proceeds of $4,026 million in 1996, $2,139 million in 1995 and $1,239 million in 1994. The Corporation's exposure under such recourse provisions is included in "credit and liquidity support - securitizations" in note 21.

Nonearning consumer receivables, primarily private-label credit card receivables, amounted to $926 million and $671 million at December 31, 1996 and 1995, respectively. A majority of these receivables were subject to various loss-sharing arrangements that provide full or partial recourse to the originating private-label entity. Nonearning and reduced-earning receivables other than consumer receivables were $471 million and $464 million at year-end 1996 and 1995, respectively.

"Impaired" loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. That definition excludes, among other things, leases or large groups of smaller-balance homogenous loans, and therefore applies principally to the Corporation's commercial loans.

Under these principles, the Corporation has two types of "impaired" loans as of December 31, 1996 and 1995: loans requiring allowances for losses ($583 million and $647 million, respectively) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($187 million and $220 million, respectively); allowances for losses on these loans were $222 million and

$285 million, respectively. Average investment in these loans during 1996 and 1995 was $842 million and $1,037 million, respectively, before allowance for losses; interest income earned, principally on the cash basis, while they were considered impaired was $30 million and $49 million in 1996 and 1995, respectively.


NOTE 4.        ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

The allowance for losses on small-balance receivables is determined principally on the basis of actual experience during the preceding three years. Further allowances are provided to reflect management's judgment of additional loss potential. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of the net loss potential, including specific allowances for known troubled accounts. The table below shows the activity in the allowance for losses on financing receivables during each of the past three years.

(In millions)                                                                     1996        1995        1994
                                                                               --------    --------    --------
Balance at January 1 .......................................................   $  2,519    $  2,062    $  1,730
Provisions charged to operations ...........................................      1,033       1,117         873
Net transfers related to companies acquired or sold ........................        139         217         199
Amounts written off - net ..................................................       (998)       (877)       (740)
                                                                               --------    --------    --------
Balance at December 31 .....................................................   $  2,693    $  2,519    $  2,062
                                                                               ========    ========    ========


All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Small-balance accounts generally are written off when 6 to 12 months delinquent, although any balance judged to be uncollectible, such as an account in bankruptcy, is written down immediately to estimated realizable value. Large-balance accounts are reviewed at least quarterly, and those accounts with amounts that are judged to be uncollectible are written down to estimated realizable value.


NOTE 5.        OTHER RECEIVABLES

This account includes reinsurance recoverables of $1,691 million and $1,808 million at year-end 1996 and 1995, respectively. Also included are amounts for accrued investment income, trade receivables, operating lease receivables, insurance policy loans and a variety of sundry items.


NOTE 6.        EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 1996 and 1995 are shown below.

(In millions)                                                                                 1996        1995
                                                                                           --------    --------
Original cost
  Vehicles .............................................................................   $  6,789    $  4,948
  Aircraft .............................................................................      6,647       5,682
  Marine shipping containers ...........................................................      3,053       3,253
  Railroad rolling stock ...............................................................      2,093       1,811
  Other ................................................................................      3,177       2,769
                                                                                           --------    --------
                                                                                             21,759      18,463
Accumulated amortization ...............................................................     (5,625)     (4,670)
                                                                                           --------    --------
                                                                                           $ 16,134    $ 13,793
                                                                                           ========    ========

Amortization of equipment on operating leases was $1,848 million, $1,702 million and $1,435 million in 1996, 1995 and 1994, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1996 totaled $9,093 million and are due as follows: $2,908 million in 1997; $1,923 million in 1998; $1,128 million in 1999; $686 million in 2000; $446 million in 2001 and $2,002 million thereafter.

The Corporation acts as a lender and lessor to the commercial airline industry. At December 31, 1996 and 1995, the balance of such loans, leases and equipment leased to others was $8,240 million and $8,337 million, respectively. In addition, at December 31,1996, the Corporation had issued financial guarantees and funding commitments of $221 million ($409 million at year-end 1995) and had placed multiyear orders for various Boeing and Airbus aircraft with list prices of approximately $6.5 billion. Included in the Corporation's equipment leased to others at year-end 1996 was $190 million, net, of commercial aircraft off-lease ($101 million at the end of 1995).

Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Adoption of this standard on January 1, 1996, did not have a material effect on the financial position or results of operations of the Corporation.


NOTE 7.        BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, data processing equipment, vehicles, furniture and office equipment. Depreciation expense was $289 million in 1996, $299 million in 1995 and $222 million in 1994.


NOTE 8.        INTANGIBLE ASSETS

Intangible assets at December 31, 1996 and 1995 are shown in the table below.

(In millions)                                                                                 1996        1995
                                                                                           --------    --------
Goodwill ...............................................................................   $  5,031    $  3,218
Present value of future profits (PVFP) .................................................      2,271         452
Other intangibles ......................................................................        292         326
                                                                                           --------    --------
                                                                                           $  7,594    $  3,996
                                                                                           ========    ========

The Corporation's intangible assets are shown net of accumulated amortization of $1,518 million at December 31, 1996 and $948 million at December 31, 1995.

The year-end 1996 PVFP balance includes $1,880 million related to life insurance enterprises acquired during 1996. PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 11% to 9% of the year-end 1996 unamortized balance for each of the next five years.

NOTE 9.        OTHER ASSETS

Other assets at December 31, 1996 and 1995 are shown in the table below.

(In millions)                                                                                 1996        1995
                                                                                           --------    --------
Investments
  Assets acquired for resale ...........................................................   $  2,993    $  3,558
  Investments in and advances to nonconsolidated affiliates ............................      4,841       3,366
  Real estate ventures .................................................................      2,469       2,004
  Other ................................................................................      1,022         789
                                                                                           --------    --------
                                                                                             11,325       9,717
Separate accounts ......................................................................      3,447        --
Mortgage servicing rights ..............................................................      1,663       1,688
Deferred insurance acquisition costs ...................................................        940         595
Other ..................................................................................      2,482       1,571
                                                                                           --------    --------
                                                                                           $ 19,857    $ 13,571
                                                                                           ========    ========

Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 11.

SFAS No. 122, Accounting for Mortgage Servicing Rights, requires that capitalized rights to service mortgage loans be assessed for impairment by individual risk stratum by comparing each stratum's carrying amount with its fair value. Impairment, if any, is recognized as a charge to earnings. Adoption of this standard on January 1, 1996, did not have a material effect on the financial position or results of operations of the Corporation.


NOTE 10.       BORROWINGS

Total short-term borrowings at December 31, 1996 and 1995 consisted of the following:

                                                                           1996                   1995
                                                                   ---------------------   --------------------
                                                                                AVERAGE                AVERAGE
(Dollars in millions)                                               AMOUNT        RATE      AMOUNT       RATE
                                                                   --------     --------   --------    --------

Commercial paper - U.S. ........................................   $ 47,511        5.68%   $ 34,513        5.83%
Commercial paper - non-U.S .....................................      3,737        4.30       3,796        6.33
Current portion of long-term debt ..............................     16,471        6.17 <F1> 15,719        6.51 <F1>
Other ..........................................................      7,252                   5,236
                                                                   --------                --------
                                                                   $ 74,971                $ 59,264
                                                                   ========                ========


Total long-term borrowings at December 31, 1996 and 1995 were as follows:

                                                                     1996
                                                                   AVERAGE
                                                                     RATE
(Dollars in millions)                                                <F1>      MATURITIES     1996        1995
                                                                   --------     --------   --------    --------
Senior notes ...................................................     6.16%     1998-2055   $ 46,124    $ 47,794
Subordinated notes <F2> ........................................     8.04      2006-2012        697         697
                                                                                           --------    --------
                                                                                           $ 46,821    $ 48,491
                                                                                           ========    ========

<F1>  Includes the effects of associated interest rate and currency swaps.
<F2>  Guaranteed by GE Company.

Borrowings of the Corporation are addressed below from two perspectives - liquidity and interest rate management. Additional information about borrowings and associated swaps can be found in note 21.

LIQUIDITY requirements of the Corporation are principally met through credit markets. Maturities of long-term borrowings, including the current portion of long-term debt, at December 31, 1996 were $16,471 million in 1997; $14,414 million in 1998; $7,986 million in 1999; $5,433 million in 2000 and $3,773 million in 2001.

At December 31, 1996, the Corporation had committed lines of credit aggregating $20.4 billion with 118 banks, including $11.2 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. A total of $2.7 billion and $1.7 billion of these credit lines were also available for use by GE Capital Services and GE Company, respectively. In addition, at December 31, 1996, approximately $116 million of committed lines of credit were directly available to a non-U.S. affiliate of the Corporation. Also, at December 31, 1996, substantially all of the approximately $3.6 billion of GE Company's credit lines were available for use by the Corporation or GE Capital Services. During 1996, neither the Corporation, GE Capital Services nor GE Company borrowed under any of these credit lines. The Corporation compensates banks for credit facilities in the form of fees which were insignificant in each of the past three years.

INTEREST RATES ARE MANAGED by the Corporation in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. A variety of instruments, including interest rate and currency swaps, are employed to achieve management's interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly.

The following table shows the Corporation's borrowing positions at December 31, 1996 and 1995, considering the effects of swaps.

(In millions)                                                                                 1996        1995
                                                                                           --------    --------
EFFECTIVE BORROWINGS (INCLUDING SWAPS)
Short-term .............................................................................   $ 45,076    $ 36,565
                                                                                           ========    ========
Long-term (including current portion)
  Fixed rate <F1> ......................................................................   $ 53,735    $ 47,682
  Floating rate ........................................................................     22,981      23,508
                                                                                           --------    --------
Total long-term ........................................................................   $ 76,716    $ 71,190
                                                                                           ========    ========

<F1> Includes  the  notional  amount  of  long-term  interest  rate  swaps  that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 1996, interest rate swap maturities ranged from 1997 to 2029, and weighted average interest rates for "synthetic" fixed-rate borrowings were 6.43% (6.60% at year-end 1995).

NOTE 11.       INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits at December 31, 1996 and 1995 are shown below.

(In millions)                                                                                 1996        1995
                                                                                           --------    --------
Annuity and investment contract benefits ...............................................   $ 18,499    $ 12,165
Life insurance benefits and other <F1> .................................................     16,513       6,808
Unpaid claims and claims adjustment expenses ...........................................      1,907       1,432
Unearned premiums ......................................................................      2,897       1,996
Separate accounts (see note 9) .........................................................      3,447        --
                                                                                           --------    --------
                                                                                           $ 43,263    $ 22,401
                                                                                           ========    ========

<F1> Life  insurance  benefits are accounted  for mainly by a  net-level-premium
     method using estimated  yields   generally   ranging  from 5% to 9% in both
     1996 and 1995.


The liability for unpaid claims and claims adjustment expenses, principally property and casualty reserves, consists of both case and incurred-but-not-reported reserves. Where experience is not sufficient to determine reserves, industry averages are used. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are deducted from outstanding losses.

Activity in the liability for unpaid claims and claims adjustment expenses is summarized below.

(In millions)                                                                     1996        1995        1994
                                                                               --------    --------    --------
Balance at January 1 - gross ...............................................   $  1,432    $    999    $  1,047
Less reinsurance recoverables ..............................................        (76)       (138)        (95)
                                                                               --------    --------    --------
Balance at January 1 - net .................................................      1,356         861         952
Claims and expenses incurred
  Current year .............................................................      1,230         838         600
  Prior years ..............................................................         29          51         253
Claims and expenses paid
  Current year .............................................................       (541)       (359)       (189)
  Prior years ..............................................................       (614)       (394)       (481)
Reserves transferred to ERC ................................................       --          --          (291)
Claim reserves related to acquired companies ...............................        309         364           4
Other ......................................................................         21          (5)         13
                                                                               --------    --------    --------
Balance at December 31 - net ...............................................      1,790       1,356         861
Add reinsurance recoverables ...............................................        117          76         138
                                                                               --------    --------    --------
Balance at December 31 - gross .............................................   $  1,907    $  1,432    $    999
                                                                               ========    ========    ========

Prior-years claims and expenses incurred in the above table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

Financial guarantees and credit life risk of insurance affiliates at December 31, 1996 and 1995, are summarized below.

(In millions)                                                                                 1996        1995
                                                                                           --------    --------
Guarantees, principally on municipal bonds and structured finance issues ...............   $135,148    $119,406
Mortgage insurance risk in force .......................................................     36,279      32,599
Credit life insurance risk in force ....................................................     19,468      10,260
Less reinsurance .......................................................................    (32,369)    (21,694)
                                                                                           --------    --------
                                                                                           $158,526    $140,571
                                                                                           ========    ========


The Corporation's insurance risk is ceded on both a pro rata and excess basis. When the Corporation cedes insurance to third parties, it is not relieved of its primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; allowances are established for such receivables from reinsurers.

The effects of reinsurance on premiums written and premiums and commissions earned were as follows for the past three years.

                                                    PREMIUMS WRITTEN            PREMIUMS AND COMMISSIONS EARNED
                                           --------------------------------    --------------------------------
(In millions)                                 1996        1995        1994        1996        1995        1994
                                           --------    --------    --------    --------    --------    --------
Direct .................................   $  3,175    $  2,053    $  1,422    $  3,126    $  1,839    $  1,401
Assumed ................................        534         154         108         380         124         106
Ceded ..................................       (493)       (270)       (151)       (370)       (143)       (133)
                                           --------    --------    --------    --------    --------    --------
Net premiums ...........................   $  3,216    $  1,937    $  1,379    $  3,136    $  1,820    $  1,374
                                           ========    ========    ========    ========    ========    ========


Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $286 million, $113 million and $40 million for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 12.       MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes preferred stock issued by a subsidiary with a liquidation preference value of $485 million and $360 million as of December 31, 1996 and 1995, respectively. Dividend rates on the preferred stock ranged from 3.8% to 4.3% during 1996, from 4.2% to 4.6% during 1995, and from 2.8% to 4.7% during 1994.

NOTE 13.       EQUITY

Changes in equity for each of the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                              UNREALIZED
                                                                                GAINS
                               VARIABLE                                        (LOSSES)     FOREIGN
                              CUMULATIVE              ADDITIONAL                  ON        CURRENCY
                               PREFERRED    COMMON      PAID-IN    RETAINED   INVESTMENT  TRANSLATION
(In millions)                    STOCK       STOCK      CAPITAL    EARNINGS   SECURITIES  ADJUSTMENTS    TOTAL
                               --------    --------    --------    --------    --------    --------    --------
Balance at January 1, 1994 .  $       1    $    768    $  2,172    $  7,008    $    485    $    (64)   $ 10,370

Net unrealized losses on
 investment securities .....       --          --          --          --        (1,140)       --        (1,140)
Currency translation
 adjustments ...............       --          --          --          --          --            (3)         (3)
Net earnings ...............       --          --          --         1,918        --          --         1,918
Dividends declared:
 Common stock ..............       --          --          --          (575)       --          --          (575)
 Preferred stock ...........       --          --          --           (30)       --          --           (30)
                               --------    --------    --------    --------    --------    --------    --------
Balance at December 31, 1994          1         768       2,172       8,321        (655)        (67)     10,540

Capital contributions ......       --          --           926        --          --          --           926
Preferred stock issued .....          1        --           924        --          --          --           925
Net unrealized gains on
 investment securities .....       --          --          --          --         1,198        --         1,198
Currency translation
 adjustments ...............       --          --          --          --          --            (3)         (3)
Net earnings ...............       --          --          --         2,261        --          --         2,261
Dividends declared:
 Common stock ..............       --          --          --        (1,588)       --          --        (1,588)
 Preferred stock ...........       --          --          --           (57)       --          --           (57)
                               --------    --------    --------    --------    --------    --------    --------
Balance at December 31, 1995          2         768       4,022       8,937         543         (70)     14,202

Capital contributions ......       --          --             2        --          --          --             2
Net unrealized losses on
 investment securities .....       --          --          --          --          (394)       --          (394)
Currency translation
 adjustments ...............       --          --          --          --          --           (25)        (25)
Net earnings ...............       --          --          --         2,632        --          --         2,632
Dividends declared:
 Common stock ..............       --          --          --          (815)       --          --          (815)
 Preferred stock ...........       --          --          --           (76)       --          --           (76)
                               --------    --------    --------    --------    --------    --------    --------
Balance at December 31, 1996   $      2    $    768    $  4,024    $ 10,678    $    149    $    (95)   $ 15,526
                               ========    ========    ========    ========    ========    ========    ========


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

During 1995, the Corporation issued 9,250 additional shares of its variable cumulative preferred stock. Dividend rates on the preferred stock ranged from 3.8% to 5.2% during 1996, from 4.2% to 5.2% during 1995 and from 2.3% to 4.9%
during 1994.

At December 31, 1996 and 1995, the aggregate statutory capital and surplus of the insurance businesses totaled $5.8 billion and $4.1 billion, respectively. In preparing statutory statements, no significant permitted accounting practices were used that differ from prescribed accounting practices.


NOTE 14.       EARNED INCOME

Time sales, loan and other income includes the Corporation's share of earnings from equity investees of approximately $85 million, $113 million and $169 million for 1996, 1995 and 1994, respectively.

Included in earned income from financing leases for 1996, 1995 and 1994 were pretax gains on the sale of equipment at lease completion of $115 million, $191 million and $180 million, respectively.


NOTE 15.       OPERATING AND ADMINISTRATIVE EXPENSES

Employees and retirees of the Corporation are covered under a number of pension, health and life insurance plans. The principal pension plan is the GE Company Pension Plan, a defined benefit plan, while employees of certain affiliates are covered under separate plans. The Corporation provides health and life insurance benefits to certain of its retired employees, principally through GE Company's benefit program. The annual cost to the Corporation of providing these benefits is not material.

Rental expense relating to equipment the Corporation leases from others for the purposes of subleasing was $269 million in 1996, $273 million in 1995 and $262 million in 1994. Other rental expense was $263 million in 1996, $237 million in 1995 and $198 million in 1994, principally for the rental of office space and data processing equipment. Minimum future rental commitments under noncancelable leases at December 31, 1996 are $463 million in 1997; $408 million in 1998; $370 million in 1999; $323 million in 2000; $299 million in 2001 and $1,208 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

Amortization of deferred  insurance  acquisition  costs charged to operations in
1996,  1995  and  1994  was  $365  million,   $252  million  and  $355  million,
respectively.


NOTE 16.       INCOME TAXES

The provision for income taxes is summarized in the following table.

(In millions)                                                                     1996        1995        1994
                                                                               --------    --------    --------
Estimated amounts payable ..................................................   $    157    $    425    $    462
Deferred tax expense from temporary differences ............................      1,015         646         434
                                                                               --------    --------    --------
                                                                               $  1,172    $  1,071    $    896
                                                                               ========    ========    ========

GE Company files a consolidated U.S. federal income tax return which includes the Corporation. The provision for estimated taxes payable includes the effect of the Corporation and its affiliates on the consolidated return.

Estimated amounts payable includes amounts applicable to non-U.S. jurisdictions of $485 million, $158 million and $218 million in 1996, 1995 and 1994, respectively.

Deferred income tax balances reflect the impact of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Except for certain earnings that the Corporation intends to reinvest indefinitely, provision has been made for the estimated U.S. federal income tax liabilities applicable to undistributed earnings of affiliates and associated companies.

Consolidated U.S. income before taxes was $2.7 billion in 1996 and 1995, and $2.3 billion in 1994. The corresponding amounts for non-U.S. based operations were $1.1 billion in 1996, $0.6 billion in 1995 and $0.5 billion in 1994.

A reconciliation of the U.S. federal statutory rate to the actual income tax rate follows.

                                                                                  1996        1995        1994
                                                                               --------    --------    --------
Statutory U.S. federal income tax rate .....................................       35.0%       35.0%       35.0%
Increase (reduction) in rate resulting from:
  Amortization of goodwill .................................................        1.0         1.0         0.9
  Tax-exempt income ........................................................       (3.0)       (3.0)       (4.4)
  Foreign Sales Corporation tax benefits ...................................       (0.4)       --          --
  Dividends received, not fully taxable ....................................       (1.7)       (1.6)       (0.6)
  Other - net ..............................................................       (0.1)        0.8         0.9
                                                                               --------    --------    --------
Actual income tax rate .....................................................       30.8%       32.2%       31.8%
                                                                               ========    ========    ========


Principal components of the net deferred tax liability balances at December 31, 1996 and 1995 are as follows:

(In millions)                                                                                 1996        1995
                                                                                           --------    --------
Assets
  Allowance for losses .................................................................   $ (1,173)   $   (845)
  Insurance reserves ...................................................................       (647)       (128)
  AMT credit carryforwards .............................................................       (561)       --
  Other ................................................................................     (1,190)     (1,005)
                                                                                           --------    --------
Total deferred tax assets ..............................................................     (3,571)     (1,978)
                                                                                           --------    --------
Liabilities
  Financing leases .....................................................................      7,488       6,243
  Operating leases .....................................................................      1,833       1,485
  Net unrealized gains on securities ...................................................         97         362
  Other ................................................................................      1,625         780
                                                                                           --------    --------
Total deferred tax liabilities .........................................................     11,043       8,870
                                                                                           --------    --------
Net deferred tax liability .............................................................   $  7,472    $  6,892
                                                                                           ========    ========

NOTE 17.       INDUSTRY SEGMENT DATA

Industry segment operating data and identifiable assets are shown below.

(In millions)                                                                     1996        1995        1994
                                                                               --------    --------    --------
Earned income
  Consumer Services ........................................................   $ 10,217    $  7,586    $  5,508
  Equipment Management .....................................................      7,968       6,144       5,186
  Specialized Financing ....................................................      2,962       3,076       2,638
  Mid-Market Financing .....................................................      2,540       2,184       1,575
  Specialty Insurance ......................................................      2,895       2,174       1,976
                                                                               --------    --------    --------
Total segment earned income ................................................     26,582      21,164      16,883
  Corporate ................................................................        (12)         15          40
                                                                               --------    --------    --------
Total earned income ........................................................   $ 26,570    $ 21,179    $ 16,923
                                                                               ========    ========    ========
Segment operating profit:
  Consumer Services ........................................................   $  1,272    $  1,030    $  1,067
  Equipment Management .....................................................        929         897         624
  Specialized Financing ....................................................        726         651         513
  Mid-Market Financing .....................................................        538         445         435
  Specialty Insurance ......................................................        344         341         188
                                                                               --------    --------    --------
Total segment operating profit .............................................      3,809       3,364       2,827
  Corporate ................................................................         (5)        (32)        (13)
                                                                               --------    --------    --------
Earnings before income taxes ...............................................   $  3,804    $  3,332    $  2,814
                                                                               ========    ========    ========
Identifiable assets at December 31:
  Consumer Services ........................................................   $101,110    $ 73,076    $ 54,171
  Equipment Management .....................................................     30,545      25,072      23,197
  Specialized Financing ....................................................     27,741      30,285      28,149
  Mid-Market Financing .....................................................     25,167      21,565      16,367
  Specialty Insurance ......................................................     14,804       9,841       7,835
                                                                               --------    --------    --------
Total segment identifiable assets ..........................................    199,367     159,839     129,719
  Corporate ................................................................      1,449         986       1,185
                                                                               --------    --------    --------
Total assets ...............................................................   $200,816    $160,825    $130,904
                                                                               ========    ========    ========

NOTE 18.       QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data were as follows:

                                               FIRST QUARTER          SECOND QUARTER
                                           --------------------    --------------------
(In millions)                                 1996        1995        1996        1995
                                           --------    --------    --------    --------
Earned income ..........................   $  5,620    $  4,790    $  6,068    $  5,169
                                           --------    --------    --------    --------
Expenses:
  Interest .............................      1,668       1,502       1,722       1,629
  Operating and administrative .........      1,716       1,432       1,906       1,512
  Insurance losses and policyholder
    and annuity benefits ...............        615         516         777         486
  Provision for losses on financing
    receivables ........................        213          79         228         279
  Depreciation and amortization of
    buildings and equipment and
    equipment on operating leases ......        489         450         524         489
  Minority interest in net earnings
    of consolidated affiliates .........         25          17          17          16
                                           --------    --------    --------    --------
Earnings before income taxes ...........        894         794         894         758
Provision for income taxes .............       (289)       (266)       (267)       (241)
                                           --------    --------    --------    --------
Net earnings ...........................   $    605    $    528    $    627    $    517
                                           ========    ========    ========    ========


                                              THIRD QUARTER           FOURTH QUARTER
                                           --------------------    --------------------
                                              1996        1995        1996        1995
                                           --------    --------    --------    --------
Earned income ..........................   $  7,008    $  5,395    $  7,874    $  5,825
                                           --------    --------    --------    --------
Expenses:
  Interest .............................      1,685       1,662       1,967       1,662
  Operating and administrative .........      2,583       1,456       3,080       1,762
  Insurance losses and policyholder
    and annuity benefits ...............        821         445         970         584
  Provision for losses on financing
    receivables ........................        254         352         338         407
  Depreciation and amortization of
    buildings and equipment and
    equipment on operating leases ......        556         487         568         575
  Minority interest in net earnings
    of consolidated affiliates .........         17          15          27          33
                                           --------    --------    --------    --------
Earnings before income taxes ...........      1,092         978         924         802
Provision for income taxes .............       (344)       (330)       (272)       (234)
                                           --------    --------    --------    --------
Net earnings ...........................   $    748    $    648    $    652    $    568
                                           ========    ========    ========    ========


NOTE 19.       RESTRICTED NET ASSETS OF AFFILIATES

Certain of the Corporation's consolidated affiliates are restricted from remitting funds to the Parent in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 1996, net assets of the Corporation's regulated affiliates amounted to $14.4 billion, of which $11.7 billion was restricted.


NOTE 20.       SUPPLEMENTAL CASH FLOWS INFORMATION

"Other - net operating activities" in the Statement of Cash Flows consists principally of adjustments to other liabilities, current and noncurrent accruals of costs and expenses, amortization of premium and discount on debt, and adjustments to assets such as amortization of goodwill and intangibles.

The Statement of Cash Flows excludes certain noncash transactions that had no significant effect on the investing or financing activities of the Corporation.

Certain supplemental information related to the Corporation's cash flows were as follows for the past three years.

(In millions)                                                                     1996        1995        1994
                                                                               --------    --------    --------
FINANCING RECEIVABLES
Increase in loans to customers .............................................   $(49,890)   $(46,154)   $(37,059)
Principal collections from customers .......................................     49,923      44,840      31,264
Investment in equipment for financing leases ...............................    (14,427)    (17,182)    (10,528)
Principal collections on financing leases ..................................     11,158       8,821       8,461
Net change in credit card receivables ......................................     (3,068)     (3,773)     (2,902)
Sales of financing receivables with recourse ...............................      4,026       2,139       1,239
                                                                               --------    --------    --------
                                                                               $ (2,278)   $(11,309)   $ (9,525)
                                                                               ========    ========    ========
ALL OTHER INVESTING ACTIVITIES
Purchases of securities by insurance and annuity businesses ................   $ (8,244)   $ (6,409)   $ (5,484)
Dispositions and maturities of securities by insurance and
  annuity businesses .......................................................      6,736       5,866       4,417
Proceeds from principal business dispositions ..............................       --           575        --
Other ......................................................................     (3,897)     (2,649)      2,611
                                                                               --------    --------    --------
                                                                               $ (5,405)   $ (2,617)   $  1,544
                                                                               ========    ========    ========
NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90 DAYS
Short-term (91 to 365 days) ................................................   $  5,061    $  2,545    $  3,214
Long-term (longer than one year) ...........................................     16,689      32,507      19,228
Proceeds - nonrecourse, leveraged lease debt ...............................        595       1,428          31
                                                                               --------    --------    --------
                                                                               $ 22,345    $ 36,480    $ 22,473
                                                                               ========    ========    ========
REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES LONGER
  THAN 90 DAYS
Short-term (91 to 365 days) ................................................   $(22,755)   $(16,075)   $(10,460)
Long-term (longer than one year) ...........................................     (1,025)       (678)       (930)
Principal payments - nonrecourse, leveraged lease debt .....................       (276)       (292)       (309)
                                                                               --------    --------    --------
                                                                               $(24,056)   $(17,045)   $(11,699)
                                                                               ========    ========    ========
ALL OTHER FINANCING ACTIVITIES
Proceeds from sales of investment and annuity contracts ....................   $  2,341    $  1,554    $    886
Redemption of investment and annuity contracts .............................     (2,429)     (2,061)       (961)
Capital contributions from parent company ..................................       --           684        --
                                                                               --------    --------    --------
                                                                               $    (88)   $    177    $    (75)
                                                                               ========    ========    ========
CASH RECOVERED (PAID) DURING THE YEAR FOR
Interest ...................................................................   $ (7,166)   $ (5,970)   $ (4,005)
Income taxes ...............................................................        (87)        217        (340)


Changes in operating assets and liabilities are net of acquisitions and dispositions of businesses.

"Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

(In millions)                                                                     1996        1995        1994
                                                                               --------    --------    --------
Fair value of assets acquired ..............................................   $ 27,341    $ 15,496    $  7,992
Cash paid ..................................................................     (4,839)     (4,749)     (2,220)
                                                                               --------    --------    --------
Liabilities assumed ........................................................   $ 22,502    $ 10,747    $  5,772
                                                                               ========    ========    ========


NOTE 21.       ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which the Corporation is a party. Apart from the Corporation's own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1996 or 1995. Moreover, the disclosed values are representative of fair values only as of the dates indicated. Assets that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such assets include cash and equivalents and investment securities.

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

Information about financial instruments that were not carried at fair value at December 31, 1996 and 1995, is shown below.

                                                               1996
                                           -------------------------------------------
                                                             ASSETS (LIABILITIES)
                                                      --------------------------------
                                                                 ESTIMATED FAIR VALUE
                                                                 ---------------------
                                                      CARRYING
                                           NOTIONAL    AMOUNT
(In millions)                               AMOUNT      (NET)       HIGH         LOW
                                           --------   --------    --------    --------

Assets
 Time sales and loans ..................   $    <F1>  $ 60,859    $ 61,632    $ 60,544
 Integrated interest rate swaps ........      3,604       --            82          82
 Purchased options .....................      1,938         11          12          12
 Mortgage-related positions
  Mortgage purchase commitments ........      1,193       --             2           2
  Mortgage sale commitments ............      1,417       --             3           3
   Memo: mortgages held for sale <F2> ..        <F1>     1,112       1,165       1,165
  Options, including "floors" ..........     27,422         78          81          81
  Interest rate swaps and futures ......      1,731       --           (29)        (29)
 Other cash financial instruments ......        <F1>     2,459       2,795       2,547

Liabilities
 Borrowings and related instruments
  Borrowings <F3> <F4> .................        <F1>  (106,836)   (106,849)   (106,849)
  Interest rate swaps ..................     32,891       --          (551)       (551)
  Currency swaps .......................     24,588       --           368         368
  Purchased options ....................      1,882         10           1           1
 Annuity and investment contract
  benefits .............................        <F1>   (18,499)    (18,227)    (18,227)
 Separate accounts .....................        <F1>    (3,447)     (3,447)     (3,447)
 Insurance - financial guarantees
  and credit life ......................    158,526     (3,089)     (2,907)     (3,297)
 Credit and liquidity support
  -securitizations .....................      4,684        (73)        (72)        (72)
 Performance guarantees
  -principally letters of credit .......      3,142        (55)       (134)       (134)
 Other .................................      3,060     (1,434)     (1,049)     (1,050)

Other firm commitments
 Currency forwards .....................      7,389       --            69          68
 Currency swaps ........................         99       --            (7)         (7)
 Ordinary course of business
  lending commitments ..................      4,950       --           (27)        (27)
 Unused revolving credit lines
  Commercial ...........................      3,375       --          --          --
  Consumer - principally credit cards ..    116,878       --          --          --


                                                               1995
                                           -------------------------------------------
                                                             ASSETS (LIABILITIES)
                                                      --------------------------------
                                                                 ESTIMATED FAIR VALUE
                                                                 ---------------------
                                                      CARRYING
                                           NOTIONAL    AMOUNT
(In millions)                               AMOUNT      (NET)       HIGH         LOW
                                           --------   --------    --------    --------
Assets
 Time sales and loans ..................   $    <F1>  $ 57,817    $ 59,188    $ 58,299
 Integrated interest rate swaps ........      1,703       --           (93)        (93)
 Purchased options .....................      1,213         24          11          11
 Mortgage-related positions
  Mortgage purchase commitments ........      1,360       --            17          17
  Mortgage sale commitments ............      1,334       --           (11)        (11)
   Memo: mortgages held for sale <F2> ..        <F1>     1,663       1,663       1,663
  Options, including "floors" ..........     18,522         67         144         144
  Interest rate swaps and futures ......      1,990       --            31          31
 Other cash financial instruments ......        <F1>     2,445       2,848       2,586

Liabilities
 Borrowings and related instruments
  Borrowings <F3> <F4>  ................        <F1>  (107,755)   (108,566)   (108,566)
  Interest rate swaps ..................     28,281       --          (496)       (496)
  Currency swaps .......................     22,342       --           937         937
  Purchased options ....................      2,736         16          (2)         (2)
 Annuity and investment contract
  benefits  ............................        <F1>   (12,165)    (11,918)    (11,918)
 Separate accounts .....................        <F1>      --          --          --
 Insurance - financial guarantees
  and credit life ......................    140,571     (1,505)       (770)       (864)
 Credit and liquidity support
  -securitizations .....................      6,060        (41)        (48)        (48)
 Performance guarantees
  -principally letters of credit .......      2,622        (48)        (79)        (79)
 Other .................................      3,556       (302)        (36)        (45)

Other firm commitments
 Currency forwards .....................      6,189       --            55          55
 Currency swaps ........................        280       --           (22)        (22)
 Ordinary course of business
  lending commitments ..................      6,929       --           (60)        (60)
 Unused revolving credit lines
  Commercial ...........................      3,223       --          --          --
  Consumer - principally credit cards ..    118,710       --          --          --

<F1>      Not applicable.
<F2>      Included in other cash financial instruments.
<F3>      Includes interest rate and currency swaps.
<F4>      See note 10.


Additional information about certain financial instruments in the above table follows.

CURRENCY FORWARDS AND OPTIONS are employed by the Corporation to manage exposures to changes in currency exchange rates associated with commercial purchase and sales transactions. These financial instruments generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. Currency exposures that result from net investments in affiliates are managed principally by funding assets denominated in local currency with debt denominated in those same currencies. In certain circumstances, net investment exposures are managed using currency forwards and currency swaps.

OPTIONS AND INSTRUMENTS CONTAINING OPTION FEATURES that behave based on limits ("caps", "floors" or "collars") on interest rate movement are used to hedge prepayment risk in certain of the Corporation's business activities, such as the mortgage servicing and annuities businesses.

SWAPS OF INTEREST RATES AND CURRENCIES are used by the Corporation to optimize borrowing costs for a particular funding strategy (see note 10). In addition, swaps, along with purchased options and futures, are used by the Corporation to establish specific hedges of mortgage-related assets and to manage net investment exposures. Credit risk of these positions is evaluated by management under the credit criteria discussed below. As part of its ongoing customer activities, the Corporation also enters into swaps that are integrated into investments in or loans to particular customers and do not involve assumption of third-party credit risk. Such integrated swaps are evaluated and monitored like their associated investments or loans, and are not therefore subject to the same credit criteria that would apply to a stand-alone position.

COUNTERPARTY CREDIT RISK - risk that counterparties will be financially unable to make payments according to the terms of the agreements - is the principal risk associated with swaps, purchased options and forwards. Gross market value of probable future receipts is one way to measure this risk, but is meaningful only in the context of net credit exposure to individual counterparties. At December 31, 1996 and 1995, this gross market risk amounted to $0.6 billion and $1.1 billion, respectively. Aggregate fair values that represent associated probable future obligations, normally associated with a right of offset against probable future receipts, amounted to $0.6 billion at year-end 1996 and 1995.

Except as noted above for positions that are integrated into financings, all swaps, purchased options and forwards are carried out within the following credit policy constraints.

       o Once a counterparty exceeds a credit exposure limit (see table below), no additional transactions are permitted until the exposure with that counterparty is reduced to an amount that is within the established limit. Open contracts remain in force.

         COUNTERPARTY CREDIT CRITERIA                         CREDIT RATING
                                                          ----------------------
                                                                      STANDARD &
                                                            MOODY'S     POOR'S
                                                          ----------  ----------
Term of transaction
  Between one and five years ...........................      Aa3         AA-
  Greater than five years ..............................      Aaa         AAA
Credit exposure limits
  Up to $50 million ....................................      Aa3         AA-
  Up to $75 million ....................................      Aaa         AAA

       o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

NOTE 22.       GEOGRAPHIC SEGMENT INFORMATION

Geographic segment operating data and total assets were as follows:

                                                     EARNED INCOME                     OPERATING PROFIT
                                           --------------------------------    --------------------------------
For the years ended December 31               1996        1995        1994        1996        1995        1994
(In millions)                              --------    --------    --------    --------    --------    --------

United States ..........................   $ 18,424    $ 15,306      12,832    $  2,889    $  2,740    $  2,327
Europe .................................      4,429       2,729       1,886         507         293         203
Pacific Basin ..........................        693         403          42          57          33          10
Other <F1> .............................      3,024       2,741       2,163         351         266         274
                                           --------    --------    --------    --------    --------    --------
Total ..................................   $ 26,570    $ 21,179    $ 16,923    $  3,804    $  3,332    $  2,814
                                           ========    ========    ========    ========    ========    ========

<F1> Principally  the Americas other than the United  States,  but also includes operations that cannot meaningfully be associated with specific geographic areas (for example, shipping containers used on ocean-going vessels).




                                                                                         TOTAL ASSETS
                                                                               --------------------------------
December 31                                                                       1996        1995        1994
(In millions)                                                                  --------    --------    --------

United States ..............................................................   $149,901    $121,078    $104,610
Europe .....................................................................     28,710      19,895       9,774
Pacific Basin ..............................................................      5,060       3,567       1,714
Other <F1> .................................................................     17,145      16,285      14,806
                                                                               --------    --------    --------
Total ......................................................................   $200,816    $160,825    $130,904
                                                                               ========    ========    ========

<F1> Principally  the Americas other than the United  States,  but also includes operations that cannot meaningfully be associated with specific geographic areas (for example, shipping containers used on ocean-going vessels).

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

             Included in Part II of this report:

                Independent Auditors' Report

                Statement of Current and Retained Earnings for each of the years in the  three-year  period ended  December 31, 1996

                Statement of Financial  Position at December  31, 1996 and 1995

                Statement of Cash Flows  for each of the years in the three-year period ended December 31, 1996

                Notes to Consolidated Financial Statements

             Incorporated by reference:
                The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1996 (pages F-1 through F-40) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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

EXHIBIT
 NUMBER                               DESCRIPTION
-------                               -----------
 3 (i) A complete copy of the Organization Certificate of the Corporation as last amended as of September 27, 1996 and currently in effect, consisting of the following: (a) the Organization Certificate of the Corporation as in effect immediately prior to the filing of the Certificate of Amendment as of April 21, 1995 (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December 31, 1993); (b) a Certificate of Amendment filed in the Office of the Superintendent of Banks of the State of New York (the "Office of the Superintendent") as of April 21, 1995 (Incorporated by reference to Exhibit 4(b) to the Corporation's
          Registration Statement on Form S-3, File No. 33-58771; (c) a Certificate of Amendment filed in the Office of the Superintendent as of May 11, 1995 (Incorporated by reference to Exhibit 4(c) to the Corporation's Registration Statement on form S-3, File No. 33-61257);
          (d) a Certificate of Amendment filed in the Office of the Superintendent as of June 28, 1995 (Incorporated by reference to Exhibit 4(d) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (e) a Certificate of Amendment filed in the Office of the Superintendent as of July 17, 1995 (Incorporated by reference to Exhibit 4(e) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (f) a Certificate of Amendment filed in the Office of the Superintendent as of November 1, 1995 (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December 31, 1995); and (g) a Certificate of Amendment filed in the Office of the Superintendent as of September 27, 1996 (Incorporated by reference to Exhibit 4(g) to the Corporation's Registration Statement on Form S-3, File No. 333-13195).

3 (ii) A complete copy of the By-Laws of the Corporation as last amended on June 30, 1994, and currently in effect. (Incorporated by reference to Exhibit 3(ii) of the Corporation's Form 10-K Report for the year ended December 31, 1994).

4 (iii) Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

12 (a)   Computation of ratio of earnings to fixed charges.

12 (b) Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

23 (ii)  Consent of KPMG Peat Marwick LLP.

24       Power of Attorney.

27       Financial Data Schedule (filed electronically herewith).

99 (a) Income Maintenance Agreement dated March 28, 1991, between General Electric Company and the Corporation. (Incorporated by
         reference to Exhibit 28(a) of the Corporation's Form 10-K Report for the year ended December 31, 1992).

99 (b) The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1996, (pages F-1 through F-40) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

99 (c) Letter, dated September 26, 1996 from Dennis D. Dammerman of General Electric Company to Gary C. Wendt of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of shares of its Variable Cumulative Preferred Stock. (Incorporated by reference to Exhibit 99(g) to the Corporation's Registration Statement on Form S-3, File No.333-13195).

(b)     REPORTS ON FORM 8-K

        None.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      GENERAL ELECTRIC CAPITAL CORPORATION

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

For the years ended December 31 (In millions)                                     1996        1995        1994
                                                                               --------    --------    --------
EARNED INCOME ..............................................................   $  6,631    $  5,721    $  3,980
                                                                               --------    --------    --------
EXPENSES:
  Interest, net of allocations .............................................      3,871       3,094       2,635
  Operating and administrative .............................................      1,573       1,217       1,113
  Provision for losses on financing receivables ............................         65         206         397
  Depreciation and amortization ............................................        255         209         157
                                                                               --------    --------    --------
                                                                                  5,764       4,726       4,302
                                                                               --------    --------    --------
Earnings (loss) before income taxes and equity in earnings of affiliates ...        867         995        (322)
Income tax (provision) benefit .............................................       (218)       (291)         54
Equity in earnings of affiliates ...........................................      1,983       1,557       2,186
                                                                               --------    --------    --------
NET EARNINGS ...............................................................      2,632       2,261       1,918
Dividends paid .............................................................       (891)     (1,645)       (605)
Retained earnings at January 1 .............................................      8,937       8,321       7,008
                                                                               --------    --------    --------
RETAINED EARNINGS AT DECEMBER 31 ...........................................   $ 10,678    $  8,937    $  8,321
                                                                               ========    ========    ========


See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (CONTINUED)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                    CONDENSED STATEMENT OF FINANCIAL POSITION

At December 31 (In millions)                                                                  1996        1995
                                                                                           --------    --------
ASSETS
Cash and equivalents ...................................................................  $     203    $     12
Investment securities ..................................................................      3,641       3,449
Financing receivables:
  Time sales and loans .................................................................     21,622      25,746
  Investment in financing leases .......................................................     10,851      10,786
                                                                                           --------    --------
                                                                                             32,473      36,532
Allowance for losses on financing receivables ..........................................       (875)       (899)
                                                                                           --------    --------
    Financing receivables - net ........................................................     31,598      35,633
Investments in and advances to affiliates ..............................................     82,676      69,739
Equipment on operating leases (at cost), less accumulated amortization of $583
  and $477 .............................................................................      3,000       2,378
Other assets ...........................................................................      5,629       3,898
                                                                                           --------    --------
  TOTAL ASSETS .........................................................................   $126,747    $115,109
                                                                                           ========    ========
LIABILITIES AND EQUITY
Short-term borrowings (including notes payable to affiliates of $553 in 1995) ..........   $ 66,435    $ 52,700
Long-term borrowings ...................................................................     38,373      42,169
Other liabilities ......................................................................      3,684       3,394
Deferred income taxes ..................................................................      2,729       2,644
                                                                                           --------    --------
  Total liabilities ....................................................................    111,221     100,907
                                                                                           --------    --------
Capital stock ..........................................................................        770         770
Additional paid-in capital .............................................................      4,024       4,022
Retained earnings ......................................................................     10,678       8,937
Unrealized gains on investment securities ..............................................        149         543
Foreign currency translation adjustments ...............................................        (95)        (70)
                                                                                           --------    --------
  Total equity .........................................................................     15,526      14,202
                                                                                           --------    --------
  TOTAL LIABILITIES AND EQUITY .........................................................   $126,747    $115,109
                                                                                           ========    ========



See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (CONTINUED)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)                                     1996        1995        1994
                                                                               --------    --------    --------
CASH FROM OPERATING ACTIVITIES .............................................   $  1,243    $  1,489    $  1,150
                                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .............................................    (40,381)    (41,650)    (30,198)
Principal collections from customers .......................................     44,447      39,664      27,155
Investment in assets on financing leases ...................................     (2,206)     (2,976)     (1,937)
Principal collections on financing leases ..................................      2,127       1,587       1,701
Net change in credit card receivables ......................................       (269)      1,566        (620)
Buildings, equipment and equipment on operating leases
  - additions ..............................................................     (1,111)       (810)       (809)
  - dispositions ...........................................................        335          78          76
Payments for principal businesses purchased, net of cash acquired ..........     (4,839)     (3,866)       (817)
Proceeds from principal business dispositions ..............................       --           575        --
Change in investment in  and advances to affiliates ........................     (6,436)    (11,377)       (859)
Other - net ................................................................     (1,863)      1,984      (1,236)
                                                                               --------    --------    --------
  Cash used for investing activities .......................................    (10,196)    (15,225)     (7,544)
                                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities) .....................     13,249      (3,544)     (2,970)
Newly issued debt
  short-term (91-365 days) .................................................      5,061       2,545       3,214
  long-term senior .........................................................     11,065      25,654      16,641
Proceeds - non-recourse, leveraged lease debt ..............................        219         783          31
Repayments and other reductions
  short-term ...............................................................    (18,846)    (11,710)     (8,823)
  long-term senior .........................................................       (583)       (638)       (912)
Principal payments - non-recourse, leveraged lease debt ....................       (130)       (134)       (132)
Dividends paid .............................................................       (891)       (961)       (595)
Contributions to additional paid-in capital ................................       --           684        --
Issuance of preferred stock in excess of par ...............................       --           924        --
                                                                               --------    --------    --------
  Cash from financing activities ...........................................      9,144      13,603       6,454
                                                                               --------    --------    --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR                         191        (133)         60
CASH AND EQUIVALENTS AT BEGINNING OF YEAR ..................................         12         145          85
                                                                               --------    --------    --------
CASH AND EQUIVALENTS AT END OF YEAR ........................................   $    203    $     12    $    145
                                                                               ========    ========    ========



See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (CONCLUDED)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain reclassifications have been made to prior year amounts to conform with 1996 presentation.

BORROWINGS

Total long-term borrowings at December 31, 1996 and 1995 are shown below.

                                                                     1996
                                                                   AVERAGE
(Dollars in millions)                                              RATE <F1>   MATURITIES      1996        1995
                                                                   --------    ---------   --------    --------
Senior notes ...................................................       6.20%   1998-2055   $ 37,676    $ 41,472
Subordinated notes <F2> ........................................       8.04    2006-2012        697         697
                                                                                           --------    --------
                                                                                           $ 38,373    $ 42,169
                                                                                           ========    ========

<F1> Includes the effects of associated interest rate and currency swaps.
<F2> Guaranteed by General Electric Company.


At December 31, 1996, long-term borrowing maturities during the next five years, including the current portion of long-term notes payable, are $14,455 million in 1997, $11,970 million in 1998, $6,385 million in 1999, $4,543 million in 2000, and $2,934 million in 2001.

INTEREST RATES ARE MANAGED by General Electric Capital Corporation ("GE Capital") in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. A variety of instruments, including interest rate and currency swaps, are employed to achieve management's interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly. At December 31, 1996 and 1995, interest rate swap maturities ranged from 1997 to 2029, and weighted average interest rates of "synthetic" fixed-rate borrowings were 6.37% and 6.56%, respectively.

Interest expense on the Condensed Statement of Current and Retained Earnings is net of interest income on loans and advances to majority owned affiliates of $2,332 million, $2,310 million and $1,322 million for 1996, 1995 and 1994, respectively.

INCOME TAXES

General Electric Company files a consolidated U.S. federal income tax return which includes GE Capital. Income tax (provision) benefit includes the effect of GE Capital on the consolidated return.

                                                                  EXHIBIT 4(iii)

                                                                  March 25, 1997


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Subject: General Electric Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1996 - File No. 1-6461

Dear Sirs:

Neither General Electric Capital Corporation (the "Corporation") nor any of its subsidiaries has outstanding any instrument with respect to its long-term debt that is not registered with the Commission and under which the total amount of securities authorized exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. In accordance with paragraph (b) (4) (iii) of Item 601 of Regulation S-K (17 CFR 229.601), the Corporation hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument which defines the rights of holders of such long-term debt.

                                            Very truly yours,

                                            GENERAL ELECTRIC CAPITAL CORPORATION

                                            By: /s/ J.A. Parke
                                            ------------------
                                                J.A. Parke,
                                                Senior Vice President, Finance

                                                                  EXHIBIT 12 (a)

                      GENERAL ELECTRIC CAPITAL CORPORATION
                           AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                                         YEARS ENDED DECEMBER 31
                                                       --------------------------------------------------------
(Dollar amounts in millions)                              1996        1995        1994        1993        1992
                                                       --------    --------    --------    --------    --------
Net earnings .......................................   $  2,632    $  2,261    $  1,918    $  1,478    $  1,251
Provision for income taxes .........................      1,172       1,071         896         664         415
Minority interest ..................................         86          81         109         114          14
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority
  interest .........................................      3,890       3,413       2,923       2,256       1,680
                                                       --------    --------    --------    --------    --------
Fixed charges:
Interest ...........................................      7,114       6,520       4,464       3,503       3,713
One-third of rentals ...............................        177         170         153         138          90
                                                       --------    --------    --------    --------    --------
Total fixed charges ................................      7,291       6,690       4,617       3,641       3,803
                                                       --------    --------    --------    --------    --------
Less interest capitalized, net of amortization .....         41          21           9           4           6
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority
  interest plus fixed charges ......................   $ 11,140    $ 10,082    $  7,531    $  5,893    $  5,477
                                                       ========    ========    ========    ========    ========
Ratio of earnings to fixed charges .................       1.53        1.51        1.63        1.62        1.44
                                                       ========    ========    ========    ========    ========

                                                                  EXHIBIT 12 (b)

                      GENERAL ELECTRIC CAPITAL CORPORATION
                           AND CONSOLIDATED AFFILIATES

    COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED
                                 STOCK DIVIDENDS


                                                                       YEARS ENDED DECEMBER 31
                                                       --------------------------------------------------------
(Dollar amounts in millions)                              1996        1995        1994        1993        1992
                                                       --------    --------    --------    --------    --------
Net earnings .......................................   $  2,632    $  2,261    $  1,918    $  1,478    $  1,251
Provision for income taxes .........................      1,172       1,071         896         664         415
Minority interest ..................................         86          81         109         114          14
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority interest .      3,890       3,413       2,923       2,256       1,680
                                                       --------    --------    --------    --------    --------
Fixed charges:
Interest ...........................................      7,114       6,520       4,464       3,503       3,713
One-third of rentals ...............................        177         170         153         138          90
                                                       --------    --------    --------    --------    --------
Total fixed charges ................................      7,291       6,690       4,617       3,641       3,803
                                                       --------    --------    --------    --------    --------
Less interest capitalized, net of amortization .....         41          21           9           4           6
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority
  interest plus fixed charges ......................   $ 11,140    $ 10,082    $  7,531    $  5,893    $  5,477
                                                       ========    ========    ========    ========    ========
Preferred stock dividend requirements ..............   $     76     $    57    $     30    $     22    $     26
Ratio of earnings before provision for income
  taxes to net earnings ............................       1.45        1.47        1.47        1.45        1.34
                                                       --------    --------    --------    --------    --------
Preferred stock dividend factor on pre-tax basis ...        110          84          44          32          35
Fixed charges ......................................      7,291       6,690       4,617       3,641       3,803
                                                       --------    --------    --------    --------    --------
Total fixed charges and preferred stock dividend
  requirements .....................................   $  7,401    $  6,774    $  4,661    $  3,673    $  3,838
                                                       ========    ========    ========    ========    ========
Ratio of earnings to combined fixed charges and
  preferred  stock dividends .......................       1.51        1.49        1.62        1.60        1.43
                                                       ========    ========    ========    ========    ========

                                                                 EXHIBIT 23 (ii)

To the Board of Directors
General Electric Capital Corporation

We consent to incorporation by reference in the Registration Statements (Nos. 33-43420, 33-51793, 33-60723, 333-07469, 333-13195 and 333-22265) on Form S-3 of
General Electric Capital Corporation, and in the Registration Statement (No. 33-39596) on Form S-3 jointly filed by General Electric Capital Corporation and General Electric Company, of our report dated February 7, 1997, relating to the statement of financial position of General Electric Capital Corporation and consolidated affiliates as of December 31, 1996 and 1995 and the related statements of current and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1996, and the related schedule which report appears in the December 31, 1996 annual report on Form 10-K of General Electric Capital Corporation.

/s/ KPMG Peat Marwick LLP

Stamford, Connecticut
March 25, 1997

                                                                      EXHIBIT 24

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Corporation, a New York corporation (the "Corporation"), hereby constitutes and appoints Gary C. Wendt, James A. Parke, Joan C. Amble and Nancy E. Barton, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 1996, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 25th day of March, 1997.


/s/ Gary C. Wendt                            /s/ James A. Parke
-----------------                            ------------------
Gary C. Wendt,                               James A. Parke,
Chairman of the Board                        Director and Senior Vice President,
and Chief Executive Officer                  Finance
(Principal Executive Officer)                (Principal Financial Officer)


                         /s/ Joan C. Amble
                         -----------------
                         Joan C. Amble,
                         Vice President and Controller
                         (Principal Accounting Officer)




                                                                   (Page 1 of 2)

/s/ Nigel D. T. Andrews                    /s/ Robert L. Nardelli
---------------------------                ---------------------------
Nigel D.T. Andrews,                        Robert L. Nardelli,
Director                                   Director

/s/ Nancy E. Barton                        /s/ Denis J. Nayden
---------------------------                ---------------------------
Nancy E. Barton,                           Denis J. Nayden,
Director                                   Director

/s/ James R. Bunt                          /s/ Michael A. Neal
---------------------------                ---------------------------
James R. Bunt,                             Michael A. Neal,
Director                                   Director

/s/ Dennis D. Dammerman
---------------------------                ---------------------------
Dennis D. Dammerman,                       John M. Samuels,
Director                                   Director

                                           /s/ Edward D. Stewart
---------------------------                ---------------------------
Paolo Fresco,                              Edward D. Stewart,
Director                                   Director

                                           /s/ John F. Welch, Jr.
---------------------------                ---------------------------
Benjamin W. Heineman, Jr.,                 John F. Welch, Jr.,
Director                                   Director

/s/ John H. Myers
---------------------------
John H. Myers,
Director


A MAJORITY OF THE BOARD OF DIRECTORS

                                                                   (Page 2 of 2)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GENERAL ELECTRIC CAPITAL CORPORATION

March 25, 1997                              By: /s/ Gary C. Wendt
                                            ---------------------
                                            (Gary C. Wendt)
                                            Chairman of the Board
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Title                                  Date
---------                  -----                                  ----

/s/ Gary C. Wendt          Chairman of the Board and              March 25, 1997
------------------         Chief Executive Officer
(Gary C. Wendt)            (Principal Executive Officer)


/s/ James A. Parke         Director and                           March 25, 1997
------------------         Senior Vice President, Finance
(James A. Parke)           (Principal Financial Officer)


/s/ Joan C. Amble          Vice President and Controller          March 25, 1997
------------------         (Principal Accounting Officer)
(Joan C. Amble)


NIGEL D.T. ANDREWS*                      Director
NANCY E. BARTON*                         Director
JAMES R. BUNT*                           Director
DENNIS D. DAMMERMAN*                     Director
JOHN H. MYERS*                           Director
ROBERT L. NARDELLI*                      Director
DENIS J. NAYDEN*                         Director
MICHAEL A. NEAL*                         Director
EDWARD D. STEWART*                       Director
JOHN F. WELCH, JR.*                      Director

A MAJORITY OF THE BOARD OF DIRECTORS


*By:    /s/ Joan C. Amble                                         March 25, 1997
        -----------------
        (Joan C. Amble)
        Attorney-in-fact