Form 10-Q
period 1997-03-29
GENERAL ELECTRIC CAPITAL CORP
filed 1997-05-13
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

       |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

                                       OR

       | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                            --------------------------

                          Commission file number 1-6461

                            --------------------------

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

                            --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

At May 12, 1997, 3,837,825 shares of common stock with a par value of $200 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                    ----------


PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements .............................         1

Item 2.       Management's Discussion and Analysis of Results of
              Operations .......................................         5

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges
              and Computation of Ratio of Earnings to Combined
              Fixed Charges and Preferred Stock Dividends ......         8


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K .................         9

Signatures .....................................................        10

Index to Exhibits ..............................................        11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                          MARCH 29,   MARCH 30,
(In millions)                                                 1997        1996
                                                           --------    --------
EARNED INCOME ..........................................   $  7,773    $  5,620
                                                           --------    --------

EXPENSES
Interest ...............................................      1,711       1,668
Operating and administrative ...........................      3,025       1,716
Insurance losses and policyholder and annuity benefits .      1,149         615
Provision for losses on financing receivables ..........        312         213
Depreciation and amortization of buildings and equipment
 and equipment on operating leases .....................        565         489
Minority interest in net earnings of consolidated
 affiliates ............................................         13          25
                                                           --------    --------
                                                              6,775       4,726
                                                           --------    --------

EARNINGS
Earnings before income taxes ...........................        998         894
Provision for income taxes .............................       (301)       (289)
                                                           --------    --------

NET EARNINGS ...........................................        697         605
Dividends ..............................................       (317)       (244)
Retained earnings at beginning of period ...............     10,678       8,937
                                                           --------    --------
RETAINED EARNINGS AT END OF PERIOD .....................   $ 11,058    $  9,298
                                                           ========    ========









See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

                                                          MARCH 29, DECEMBER 31,
(In millions)                                                 1997        1996
                                                           --------    --------
                                                         (Unaudited)
ASSETS
Cash and equivalents ...................................   $  2,655    $  3,074
Investment securities ..................................     43,901      44,340
Financing receivables:
  Time sales and loans, net of deferred income .........     60,681      62,832
  Investment in financing leases, net of deferred income     39,088      39,575
                                                           --------    --------
                                                             99,769     102,407
  Allowance for losses on financing receivables ........     (2,624)     (2,693)
                                                           --------    --------
    Financing receivables - net ........................     97,145      99,714
Other receivables - net ................................      9,354       8,456
Equipment on operating leases (at cost), less
 accumulated amortization of $5,402 and $5,625 .........     16,583      16,134
Intangible assets ......................................      7,475       7,594
Other assets ...........................................     22,031      21,504
                                                           --------    --------
      TOTAL ASSETS .....................................   $199,144    $200,816
                                                           ========    ========

LIABILITIES AND EQUITY
Short-term borrowings ..................................   $ 75,730    $ 74,971
Long-term borrowings:
  Senior ...............................................     43,236      46,124
  Subordinated .........................................        697         697
Insurance liabilities, reserves and annuity benefits ...     44,051      43,263
Other liabilities ......................................     11,632      12,084
Deferred income taxes ..................................      7,512       7,472
                                                           --------    --------
      Total liabilities ................................    182,858     184,611
                                                           --------    --------
Minority interest in equity of consolidated affiliates .        789         679
                                                           --------    --------

Capital stock ..........................................        770         770
Additional paid-in capital .............................      4,033       4,024
Retained earnings ......................................     11,058      10,678
Unrealized (losses) gains on investment securities .....       (235)        149
Foreign currency translation adjustments ...............       (129)        (95)
                                                           --------    --------
      Total equity .....................................     15,497      15,526
                                                           --------    --------
      TOTAL LIABILITIES AND EQUITY .....................   $199,144    $200,816
                                                           ========    ========




See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                          MARCH 29,   MARCH 30,
(In millions)                                                 1997        1996
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...........................................   $    697    $    605
Adjustments to reconcile net earnings to cash provided
 from operating activities:
  Provision for losses on financing receivables ........        312         213
  Depreciation and amortization of buildings and
   equipment and equipment on operating leases .........        565         489
  Other - net ..........................................        176          49
                                                           --------    --------
      Cash provided from operating activities ..........      1,750       1,356
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .........................    (10,362)    (11,391)
Principal collections from customers ...................     10,250      11,876
Investment in assets on financing leases ...............     (3,880)     (2,914)
Principal collections on financing leases ..............      3,924       2,908
Net decrease in credit card receivables ................      1,453         172
Buildings and equipment and equipment on
 operating leases:
      - additions ......................................     (1,280)     (1,362)
      - dispositions ...................................        347         348
Payments for principal businesses purchased, net of
 cash acquired .........................................        (27)        (88)
Purchases of investment securities by insurance
 affiliates and annuity businesses .....................     (2,735)     (1,628)
Dispositions and maturities of investment securities by
 insurance affiliates and annuity businesses ...........      2,709       1,311
Other - net ............................................     (1,234)     (1,280)
                                                           --------    --------
      Cash used for investing activities ...............       (835)     (2,048)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less) ..      1,811      (1,458)
Newly issued debt  - short-term (maturities 91-365 days)        963         882
                   - long-term senior ..................      3,700       7,102
Proceeds - non-recourse, leveraged lease debt ..........        --          236
Repayments and other reductions:
                   - short-term (maturities 91-365 days)     (7,418)     (4,879)
                   - long-term senior ..................       (331)       (314)
Principal payments - non-recourse, leveraged lease debt        (129)       (103)
Proceeds from sales of investment and annuity contracts         873         148
Redemption of investment and annuity contracts .........       (586)       (463)
Dividends paid .........................................       (317)       (244)
Issuance of variable cumulative preferred stock by
 consolidated affiliate ................................        100         --
                                                           --------    --------
      Cash (used for) provided from financing activities     (1,334)        907
                                                           --------    --------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS ............       (419)        215
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............      3,074       1,316
                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................   $  2,655    $  1,531
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

3. The Corporation has adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other things, this Statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings, based on control of the transferred assets. SFAS No. 125 applies to all transactions occurring after December 31, 1996; thus, adoption did not have an effect on the financial position or results of operations of the Corporation.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

Net earnings for the first quarter of 1997 were $697 million, a $92 million (15%) increase over the first quarter of 1996. The Corporation's contribution to its parent, General Electric Capital Services, Inc. ("GECS"), after payment of dividends on its variable cumulative preferred stock, was $679 million, a $93 million (16%) increase over the comparable 1996 period.

Earnings of the lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned -- yields -- over rates on borrowings) and the quality of those assets. The increase in net earnings for these businesses principally resulted from a higher average level of invested assets as well as increased financing spreads, reflecting both higher yields and lower borrowing rates. Earnings growth from the consumer savings and insurance operations also contributed to the increase in net earnings, principally reflecting the effects of acquisitions during 1996. These increases were partially offset by higher losses associated with the Corporation's equity investment in Montgomery Ward Holding Corp. The Specialty Insurance segment added to the increase in net earnings primarily due to increased premium and investment income.

OPERATING RESULTS

EARNED INCOME from all sources was $7,773 million for the first quarter of 1997, a 38% increase compared with $5,620 million for the first quarter of 1996.

Earned income from the equipment management, consumer services, mid-market financing and specialized financing businesses increased $2,077 million (40%) over the comparable prior-year period. A significant portion of this increase was the contribution provided by the computer equipment businesses and the consumer savings and insurance businesses acquired during 1996. The increase also reflected a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses. Earned income of the Specialty Insurance segment increased $104 million (22%) to $571 million for the first quarter of 1997 compared with the first quarter of 1996 reflecting growth in premium and investment income.

INTEREST EXPENSE for the first quarter of 1997 was $1,711 million, 3% higher than for the first quarter of 1996. The increase reflected the effects of higher average borrowings used to finance asset growth, offset by the effects of lower average interest rates. The composite interest rate on the Corporation's borrowings for the first quarter of 1997 was 6.02% compared with 6.38% in the first quarter of 1996.

OPERATING AND ADMINISTRATIVE EXPENSES were $3,025 million for the first quarter of 1997, a 76% increase over the first quarter of 1996. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year and higher investment levels. Included in this increase are costs of sales and services of the computer equipment businesses acquired in 1996.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased 87% to $1,149 million for the first quarter of 1997, compared with $615 million for the first quarter of 1996. The increase primarily reflected the consumer savings and insurance businesses acquired in 1996 and growth in origination volume.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $312 million for the first quarter of 1997 from $213 million for the first quarter of 1996. These provisions principally related to private-label and bank credit cards in the Consumer Services segment which are discussed below under Portfolio Quality. The increase principally reflects higher average receivable balances as well as increased delinquencies in the consumer portfolio, consistent with industry experience.

ITEM  2.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF  OPERATIONS
          (Continued).

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $76 million (15%) to $565 million for the first quarter of 1997 compared with $489 million for the first quarter of 1996. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting a shift in auto lease volume from financing leases to operating leases as well as origination volume and acquisition growth.

PROVISION FOR INCOME TAXES was $301 million for the first quarter of 1997 (an effective tax rate of 30.2%), compared with $289 million for the first quarter of 1996 (an effective tax rate of 32.3%). The higher provision for income taxes reflected increased pre-tax earnings subject to statutory rates. The decrease in the 1997 effective tax rate resulted primarily from increased tax credits and decreases in taxes on non-U.S. income.

CAPITAL RESOURCES AND LIQUIDITY

Other  Assets  includes  $228  million  at  March  29,  1997,  representing  the
Corporation's noncontrolling investment in common stock of Montgomery Ward Holding Corp. ("MWHC"), down from $314 million at December 31, 1996. During the first quarter of 1997, MWHC reported losses from operations, and the Corporation's investment was reduced for its share of such losses. In addition to the investment in MWHC common stock, the Corporation engages in various ordinary course of business financing transactions with MWHC and affiliates. At March 29, 1997, such investments, primarily financing receivables from MWHC and affiliates, amounted to approximately $880 million, an increase of $133 million from December 31, 1996, primarily resulting from increased inventory financing. These investments were all performing in accordance with their terms at March 29, 1997. No impairment writedown was considered necessary for investments in or financing receivables with MWHC and affiliates at March 29, 1997. In addition to the direct transactions with MWHC and affiliates, the Corporation also provides financing to customers of MWHC and affiliates through GE Capital's wholly-owned affiliate, Montgomery Ward Credit Corporation.

PORTFOLIO QUALITY

THE PORTFOLIO OF FINANCING RECEIVABLES, before allowance for losses, decreased to $99.8 billion at March 29, 1997 from $102.4 billion at the end of 1996. Financing receivables are the financing segment's largest asset and its primary source of revenues. Related allowances for losses at March 29, 1997, aggregated $2.6 billion (2.63% of receivables - the same as at the end of 1996) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent and "reduced earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

CONSUMER RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $44.5 billion at March 29, 1997, a decrease of $1.7 billion from the end of 1996. Nonearning receivables increased to $939 million at March 29, 1997, from $926 million at December 31, 1996. Write-offs of consumer receivables increased to $293 million for the first quarter of 1997, compared with $190 million for the first quarter of 1996. This increase was primarily attributable to higher average receivable balances resulting from a combination of origination volume and acquisitions of businesses and portfolios as well as higher delinquencies, consistent with overall industry experience.

COMMERCIAL REAL ESTATE LOANS classified as financing receivables were $11.9 billion at March 29, 1997, compared with $12.1 billion at year-end 1996. Nonearning and reduced earning receivables increased to $179 million at March 29, 1997, from $158 million at December 31, 1996. Write-offs of commercial real estate loans were $6 million for the first quarter of 1997, compared with $10 million for the first quarter of 1996. At March 29, 1997, the commercial real estate portfolio also included, in other assets, $1.6 billion of assets acquired for resale from various financial institutions (the same as at year-end 1996) and $2.4 billion of investments in real estate ventures ($2.5 billion at year-end 1996).

OTHER FINANCING RECEIVABLES, totaling $43.4 billion at March 29, 1997 ($44.1 billion at December 31, 1996), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $290 million at March 29, 1997, compared with $313 million at year-end 1996.

ITEM  2.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF  OPERATIONS
          (Continued).

The Corporation held loans and leases to commercial airlines amounting to $8.4 billion at March 29, 1997, up from $8.2 billion at the end of 1996.

OTHER MATTERS

As 1997 progresses, management continues to believe that vigilant attention to risk management and controllership and a strong focus on quality - complete satisfaction of customer needs - position it to deal effectively with the increasing competition in an ever-changing global economy.

                                                                     EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                        THREE MONTHS ENDED MARCH 29, 1997

                                   (Unaudited)

                                                                       RATIO OF
                                                                       EARNINGS
                                                                          TO
                                                                       COMBINED
                                                                        FIXED
                                                           RATIO OF    CHARGES
                                                           EARNINGS      AND
                                                              TO      PREFERRED
                                                             FIXED      STOCK
(Dollar amounts in millions)                                CHARGES   DIVIDENDS
                                                           --------    --------
Net earnings ...........................................   $    697    $    697
Provision for income taxes .............................        301         301
Minority interest in net earnings  of consolidated
 affiliates ............................................         13          13
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest .....................................      1,011       1,011
                                                           --------    --------

Fixed charges:
  Interest .............................................      1,736       1,736
  One-third of rentals .................................         48          48
                                                           --------    --------
Total fixed charges ....................................      1,784       1,784
                                                           --------    --------

Less interest capitalized, net of amortization .........         12          12
                                                           --------    --------

Earnings before provision for income taxes and minority
 interest, plus fixed charges ..........................   $  2,783    $  2,783
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.56
                                                           ========


Preferred stock dividend requirements ..................               $     18
Ratio of earnings before provision for income taxes to
 net earnings ..........................................                   1.43
Preferred stock dividend factor on pre-tax basis .......                     26
Fixed charges ..........................................                  1,784
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements ..........................................               $  1,810
                                                                       ========

Ratio of earnings to combined fixed charges and
 preferred stock dividends .............................                   1.54
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


                                      GENERAL ELECTRIC CAPITAL CORPORATION
                                      ------------------------------------
                                                   (Registrant)


Date:  May 13, 1997                   By:         /s/ J.A. Parke
                                          -------------------------------------
                                                      J.A. Parke,
                                             Senior Vice President, Finance
                                              (Principal Financial Officer)


Date:  May 13, 1997                   By:         /s/ J.C. Amble
                                          -------------------------------------
                                                      J.C. Amble,
                                              Vice President and Controller
                                              (Principal Accounting Officer)

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS

     EXHIBIT NO.                                                       PAGE
    -------------                                                     ------

         12      Computation  of ratio of  earnings  to  fixed
                 charges and  computation of ratio of earnings
                 to combined fixed charges and preferred stock
                 dividends ...................................           8

         27      Financial Data Schedule (filed electronically only)