Form 10-Q
period 1997-06-28
GENERAL ELECTRIC CAPITAL CORP
filed 1997-07-30
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------


          |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997
                                                 -------------
                                       OR


          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ____ to ____

                            ------------------------
                          Commission file number 1-6461
                            ------------------------


                      GENERAL ELECTRIC CAPITAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             NEW YORK                                   13-1500700
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

        260 LONG RIDGE ROAD,                               06927
       STAMFORD, CONNECTICUT                             (Zip Code)
(Address of principal executive offices)

                                 (203) 357-4000
              (Registrant's telephone number, including area code)

                           ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

At July 28, 1997, 3,837,825 shares of common stock with a par value of $200 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------


PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements ..............................          1

Item 2.       Management's Discussion and Analysis of Results of
              Operations ........................................          5

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges
              and Computation of Ratio of Earnings to Combined
              Fixed Charges and Preferred Stock Dividends .......          8


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ..................          9

Signatures ......................................................         10

Index to Exhibits ...............................................         11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                   --------------------    --------------------
                                   JUNE 28,    JUNE 29,    JUNE 28,    JUNE 29,
(In millions)                         1997        1996        1997        1996
                                   --------    --------    --------    --------
EARNED INCOME ..................   $  7,658    $  6,068    $ 15,431    $ 11,688
                                   --------    --------    --------    --------

EXPENSES
Interest .......................      1,780       1,722       3,491       3,390
Operating and administrative ...      2,855       1,906       5,880       3,622
Insurance losses and
  policyholder and annuity
  benefits .....................      1,106         777       2,255       1,392
Provision for losses on
  financing receivables ........        337         228         649         441
Depreciation and amortization of
  buildings and equipment and
  equipment on operating leases         563         524       1,128       1,013
Minority interest in net
  earnings of consolidated
  affiliates ...................          1          17          14          42
                                   --------    --------    --------    --------
                                      6,642       5,174      13,417       9,900
                                   --------    --------    --------    --------

EARNINGS
Earnings before income taxes ...      1,016         894       2,014       1,788
Provision for income taxes .....       (298)       (267)       (599)       (556)
                                   --------    --------    --------    --------

NET EARNINGS ...................        718         627       1,415       1,232
Dividends ......................       (340)       (230)       (657)       (474)
Retained earnings at beginning
  of period ....................     11,058       9,298      10,678       8,937
                                   --------    --------    --------    --------
RETAINED EARNINGS AT END OF
  PERIOD .......................   $ 11,436    $  9,695    $ 11,436    $  9,695
                                   ========    ========    ========    ========










See Notes to Condensed, Consolidated Financial Statements.


        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

                                                           JUNE 28, DECEMBER 31,
(In millions)                                                 1997        1996
                                                           --------    --------
                                                         (Unaudited)
ASSETS
Cash and equivalents ...................................   $  2,651    $  3,074
Investment securities ..................................     47,364      44,340
Financing receivables:
  Time sales and loans, net of deferred income .........     61,446      62,832
  Investment in financing leases, net of deferred income     39,199      39,575
                                                           --------    --------
                                                            100,645     102,407
  Allowance for losses on financing receivables ........     (2,647)     (2,693)
                                                           --------    --------
    Financing receivables - net ........................     97,998      99,714
Other receivables - net ................................     10,247       8,456
Equipment on operating leases (at cost), less
  accumulated amortization of $5,392 and $5,625 ........     17,093      16,134
Intangible assets ......................................      7,522       7,594
Other assets ...........................................     22,589      21,504
                                                           --------    --------
      TOTAL ASSETS .....................................   $205,464    $200,816
                                                           ========    ========


LIABILITIES AND EQUITY
Short-term borrowings ..................................   $ 77,535    $ 74,971
Long-term borrowings:
  Senior ...............................................     43,613      46,124
  Subordinated .........................................        697         697
Insurance liabilities, reserves and annuity benefits ...     46,350      43,263
Other liabilities ......................................     11,976      12,084
Deferred income taxes ..................................      8,028       7,472
                                                           --------    --------
      Total liabilities ................................    188,199     184,611
                                                           --------    --------

Minority interest in equity of consolidated affiliates .        773         679
                                                           --------    --------

Capital stock ..........................................        770         770
Additional paid-in capital .............................      4,033       4,024
Retained earnings ......................................     11,436      10,678
Unrealized gains on investment securities ..............        391         149
Foreign currency translation adjustments ...............       (138)        (95)
                                                           --------    --------
      Total equity .....................................     16,492      15,526
                                                           --------    --------
      TOTAL LIABILITIES AND EQUITY .....................   $205,464    $200,816
                                                           ========    ========





See Notes to Condensed, Consolidated Financial Statements.


        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                             SIX MONTHS ENDED
                                                           --------------------
                                                           JUNE 28,    JUNE 29,
(In millions)                                                 1997        1996
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...........................................   $  1,415    $  1,232
Adjustments to reconcile net earnings to cash provided
  from operating activities:
    Provision for losses on financing receivables ......        649         441
    Depreciation and amortization of buildings and
     equipment and equipment on operating leases .......      1,128       1,013
    Other - net ........................................      1,275         342
                                                           --------    --------
      Cash provided from operating activities ..........      4,467       3,028
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .........................    (21,757)    (23,954)
Principal collections from customers ...................     20,571      25,186
Investment in assets on financing leases ...............     (7,407)     (5,958)
Principal collections on financing leases ..............      7,382       5,319
Net decrease (increase) in credit card receivables .....      1,700        (602)
Buildings and equipment and equipment on operating
  leases:
     -  additions ......................................     (2,917)     (2,647)
     -  dispositions ...................................      1,119         528
Payments for principal businesses purchased, net of
  cash acquired ........................................       (581)     (1,699)
Purchases of investment securities by insurance
  affiliates and annuity businesses ....................     (5,160)     (2,784)
Dispositions and maturities of investment securities
  by insurance affiliates and annuity businesses .......      4,359       2,453
Other - net ............................................     (2,165)     (2,280)
                                                           --------    --------
      Cash used for investing activities ...............     (4,856)     (6,438)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less) ..      5,579       3,230
Newly issued debt - short-term (maturities 91-365 days).      2,098       2,473
                  - long-term senior ...................      7,039       9,925
Proceeds - non-recourse, leveraged lease debt ..........       --           429
Repayments and other reductions:
                  - short-term (maturities 91-365 days).    (13,456)    (10,694)
                  - long-term senior ...................       (495)       (627)
Principal payments - non-recourse, leveraged lease debt        (186)       (152)
Proceeds from sales of investment and annuity contracts       1,886         850
Redemption of investment and annuity contracts .........     (1,942)     (1,269)
Dividends paid .........................................       (657)       (474)
Issuance of variable cumulative preferred stock by
  consolidated affiliate ...............................        100        --
                                                           --------    --------
      Cash (used for) provided from financing activities        (34)      3,691
                                                           --------    --------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS ............       (423)        281
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............      3,074       1,316
                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................   $  2,651    $  1,597
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

4. The Corporation has a noncontrolling investment in the common stock of Montgomery Ward Holding Corp. ("MWHC"), which, together with its wholly-owned subsidiary, Montgomery Ward & Co., Incorporated ("MWC"), is engaged in retail merchandising and direct response marketing (conducted primarily through Signature Financial/Marketing, Inc.("Signature"), which markets consumer club and insurance products). At June 28, 1997, MWHC and certain of its affiliates were in negotiations with lenders to restructure debt and to obtain additional financing. On July 7, 1997, MWHC, MWC and certain of their affiliates (excluding Signature), filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, loans to MWHC and affiliates became "impaired" loans, as defined by generally accepted accounting principles, because, due to the automatic stay in bankruptcy, the Corporation is not receiving current interest payments on its loans and it is therefore probable that the Corporation will be unable to collect all amounts due according to original contractual terms of the loan agreements (refer to Management's Discussion and Analysis of Results of Operations, Other Matters).

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

Net earnings for the first half of 1997 were $1,415 million, a $183 million (15%) increase over the first half of 1996. The Corporation's contribution to its parent, General Electric Capital Services, Inc. ("GECS"), after payment of dividends on its variable cumulative preferred stock, was $1,377 million, a $183 million (15%) increase over the comparable 1996 period.

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

OPERATING RESULTS

EARNED INCOME from all sources was $15,431 million for the first half of 1997, a 32% increase compared with $11,688 million for the first half of 1996.

Earned income from the equipment management, consumer services, mid-market financing and specialized financing businesses increased $3,557 million (33%) over the comparable prior-year period. A significant portion of this increase was the contribution provided by the computer equipment businesses and the consumer savings and insurance businesses acquired during 1996. The increase also reflected a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses. Earned income was impacted by higher losses associated with the Corporation's equity investment in Montgomery Ward Holding Corp. ("MWHC"), including the write-off of the Corporation's remaining common stock investment in MWHC (refer to Other Matters below). This impact was largely offset by a gain recognized on the sale of an investment in the stock of a publicly traded company.

Earned income of the Specialty Insurance segment increased $243 million (26%) to $1,169 million for the first half of 1997 compared with the first half of 1996 reflecting growth in premium and investment income.

INTEREST EXPENSE for the first half of 1997 was $3,491 million, 3% higher than for the first half of 1996. The increase reflected the effects of higher average borrowings used to finance asset growth, offset by the effects of lower average interest rates. The composite interest rate on the Corporation's borrowings for the first half of 1997 was 5.99% compared with 6.36% in the first half of 1996.

OPERATING AND ADMINISTRATIVE EXPENSES were $5,880 million for the first half of 1997, a 62% increase over the first half of 1996. The increase primarily reflected the inclusion of costs of sales and services of the computer equipment businesses acquired in the third quarter of 1996. The remainder of the increase primarily resulted from other costs associated with businesses and portfolios acquired over the past year and higher investment levels.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased 62% to $2,255 million for the first half of 1997, compared with $1,392 million for the first half of 1996. The increase primarily reflected the consumer savings and insurance businesses acquired in 1996 and growth in origination volume.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $649 million for the first half of 1997 from $441 million for the first half of 1996. These provisions principally related to private-label and bank credit cards in the Consumer Services segment which are discussed below under Portfolio Quality. The increase principally reflects higher average receivable balances as well as increased delinquencies in the consumer portfolio, consistent with industry experience.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS (Continued).

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $115 million (11%) to $1,128 million for the first half of 1997 compared with $1,013 million for the first half of 1996. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting a shift in auto lease volume from financing leases to operating leases as well as origination volume and acquisition growth.

PROVISION FOR INCOME TAXES was $599 million for the first half of 1997 (an effective tax rate of 29.7%), compared with $556 million for the first half of 1996 (an effective tax rate of 31.1%). The higher provision for income taxes reflected increased pre-tax earnings subject to statutory rates.

PORTFOLIO QUALITY

THE PORTFOLIO OF FINANCING RECEIVABLES, before allowance for losses, decreased to $100.6 billion at June 28, 1997, from $102.4 billion at the end of 1996. Financing receivables are the financing segment's largest asset and its primary source of revenues. Related allowances for losses at June 28, 1997, aggregated $2.6 billion (2.63% of receivables - the same as at the end of 1996) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent and "reduced earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. Refer to Other Matters for a discussion of receivables related to MWHC and affiliates. The nonearning and reduced earning receivable balances and the write-off amounts discussed below exclude amounts related to MWHC and affiliates.

CONSUMER RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $44.4 billion at June 28, 1997, a decrease of $1.8 billion from the end of 1996. Nonearning receivables increased to $936 million at June 28, 1997, from $926 million at December 31, 1996. Write-offs of consumer receivables increased to $607 million for the first half of 1997, compared with $397 million for the first half of 1996. This increase was primarily attributable to higher average receivable balances resulting from a combination of origination volume and acquisitions of businesses and portfolios as well as higher delinquencies, consistent with overall industry experience.

COMMERCIAL REAL ESTATE LOANS classified as financing receivables were $12.1 billion at June 28, 1997, the same as at year-end 1996. Nonearning and reduced earning receivables were $165 million at June 28, 1997, compared with $158 million at December 31, 1996. Write-offs of commercial real estate loans were $15 million for the first half of 1997, compared with $18 million for the first half of 1996. At June 28, 1997, the commercial real estate portfolio also included, in other assets, $1.7 billion of assets acquired for resale from various financial institutions ($1.6 billion at year-end 1996) and $2.1 billion of investments in real estate ventures ($2.5 billion at year-end 1996).

OTHER FINANCING RECEIVABLES, totaling $44.1 billion at June 28, 1997 (the same as at December 31, 1996), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $260 million at June 28, 1997, compared with $313 million at year-end 1996.

The Corporation held loans and leases to commercial airlines amounting to $8.4 billion at June 28, 1997, up from $8.2 billion at the end of 1996.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS (Continued).

OTHER MATTERS

The Corporation has a noncontrolling investment in the common stock of Montgomery Ward Holding Corp. ("MWHC"), which, together with its wholly-owned subsidiary, Montgomery Ward & Co., Incorporated ("MWC"), is engaged in retail merchandising and direct response marketing (conducted primarily through Signature Financial/Marketing, Inc. ("Signature"), which markets consumer club and insurance products). At June 28, 1997, MWHC and certain of its affiliates were in negotiations with lenders to restructure debt and to obtain additional financing. On July 7, 1997, MWHC, MWC and certain of their affiliates filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

MWHC reported losses from operations during the first half of 1997, and the Corporation's investment was reduced for its share of such losses. The Corporation has also written off its remaining investment in MWHC common stock, resulting in total pre-tax losses of $323 million for the first six months of 1997. In addition to the investment in MWHC common stock, the Corporation engages in various ordinary course of business transactions with MWHC and its affiliates. At June 28, 1997, such investments, primarily inventory financing and preferred stock from MWHC and its affiliates, amounted to approximately $1,060 million, an increase of $313 million from December 31, 1996, primarily resulting from increased inventory financing. No impairment writedown was considered necessary for these investments as of June 28, 1997; however, the Corporation has suspended income recognition on these investments. Management will continue to carefully monitor these investments for recoverability.

Subsequent to the MWHC bankruptcy filing, the Corporation announced a $1,000 million Debtor-In-Possession financing commitment ("the commitment"), subject to certain conditions, to MWHC for the purchase of inventory and other costs. Approximately $300 million of the financing, which has an administrative priority in bankruptcy, has been approved by the bankruptcy court, with the remainder still subject to court approval. The Corporation intends to syndicate a substantial portion of any borrowings under the commitment.

The Corporation also provides financing to customers of MWHC and affiliates through the Corporation's wholly-owned affiliates, Montgomery Ward Credit Corporation and Monogram Credit Card Bank of Georgia. These receivables, which represent revolving credit card transactions directly with customers of MWHC and affiliates, aggregated approximately $4,559 million at June 28, 1997, including $1,669 million that have been sold with recourse by the Corporation's affiliates. The obligations of customers with respect to these receivables are not affected by the Chapter 11 bankruptcy filing.

MWHC and its affiliates, under new management in 1997, are continuing their restructuring efforts as well as developing a plan of reorganization. Restructuring plans are likely to include the implementation of a revised merchandising strategy and the closing and/or upgrading of selected retail stores. Signature is not included in the Chapter 11 bankruptcy filing, and the possibility of sale of Signature will continue to be evaluated.

                                                                      EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                         SIX MONTHS ENDED JUNE 28, 1997

                                   (Unaudited)

                                                                        RATIO OF
                                                                        EARNINGS
                                                                           TO
                                                                        COMBINED
                                                                         FIXED
                                                            RATIO OF    CHARGES
                                                            EARNINGS      AND
                                                               TO      PREFERRED
                                                              FIXED      STOCK
(Dollar amounts in millions)                                 CHARGES   DIVIDENDS
                                                            --------    --------
Net earnings ...........................................   $  1,415    $  1,415
Provision for income taxes .............................        599         599
Minority interest in net earnings of consolidated
  affiliates ...........................................         14          14
                                                           --------    --------
Earnings before provision for income taxes and
  minority interest ....................................      2,028       2,028
                                                           --------    --------

Fixed charges:
  Interest .............................................      3,539       3,539
  One-third of rentals .................................        109         109
                                                           --------    --------
Total fixed charges ....................................      3,648       3,648
                                                           --------    --------
Less interest capitalized, net of amortization .........         23          23
                                                           --------    --------

Earnings before provision for income taxes and
  minority interest, plus fixed charges ................   $  5,653    $  5,653
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.55
                                                           ========


Preferred stock dividend requirements ..................               $     38
Ratio of earnings before provision for income taxes to
  net earnings .........................................                   1.42
Preferred stock dividend factor on pre-tax basis .......                     54
Fixed charges ..........................................                  3,648
                                                                       --------
Total fixed charges and preferred stock dividend
  requirements .........................................               $  3,702
                                                                       ========

Ratio of earnings to combined fixed charges and
  preferred stock dividends ............................                   1.53
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

                                         GENERAL ELECTRIC CAPITAL CORPORATION
                                         ------------------------------------
                                                     (Registrant)

Date:  July 30, 1997                    By:        /s/ J.A. Parke
                                           ----------------------------------
                                                       J.A. Parke,
                                              Senior Vice President, Finance
                                               (Principal Financial Officer)


Date:  July 30, 1997                   By:         /s/ J.C. Amble
                                          -----------------------------------
                                                       J.C. Amble,
                                              Vice President and Controller
                                              (Principal Accounting Officer)

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS

     EXHIBIT NO.                                                         PAGE
   --------------                                                      --------


         12            Computation of ratio of earnings to fixed
                       charges and computation of ratio of
                       earnings to combined fixed charges and
                       preferred stock dividends .................         8

         27            Financial Data Schedule (filed
                       electronically only)