Form 10-Q
period 1997-09-27
GENERAL ELECTRIC CAPITAL CORP
filed 1997-10-24
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------


      | X |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997

                                       OR


      |   |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                            -------------------------
                          Commission file number 1-6461
                            -------------------------

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

                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

At October 23, 1997, 3,837,825 shares of common stock with a par value of $200 were outstanding.


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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)


                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                   --------------------    --------------------
                                  SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
(In millions)                      27, 1997    28, 1996    27, 1997    28, 1996
                                   --------    --------    --------    --------
EARNED INCOME ..................   $  8,377    $  7,008    $ 23,808    $ 18,696
                                   --------    --------    --------    --------
EXPENSES
Interest .......................      1,832       1,685       5,323       5,075
Operating and administrative ...      3,567       2,583       9,447       6,205
Insurance losses and
 policyholder and annuity
 benefits ......................      1,227         821       3,482       2,213
Provision for losses on
 financing receivables .........        371         254       1,020         695
Depreciation and amortization of
 buildings and equipment and
 equipment on operating leases .        623         556       1,751       1,569
Minority interest in net
 earnings of consolidated
 affiliates ....................         13          17          27          59
                                   --------    --------    --------    --------
                                      7,633       5,916      21,050      15,816
                                   --------    --------    --------    --------

EARNINGS
Earnings before income taxes ...        744       1,092       2,758       2,880
Provision for income taxes .....       (176)       (344)       (775)       (900)
                                   --------    --------    --------    --------

NET EARNINGS ...................        568         748       1,983       1,980
Dividends ......................       (529)       (272)     (1,186)       (746)
Retained earnings at beginning
 of period .....................     11,436       9,695      10,678       8,937
                                   --------    --------    --------    --------
RETAINED EARNINGS AT END OF
 PERIOD ........................   $ 11,475    $ 10,171    $ 11,475    $ 10,171
                                   ========    ========    ========    ========







See Notes to Condensed, Consolidated Financial Statements.


        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

                                                          SEPTEMBER    DECEMBER
(In millions)                                              27, 1997    31, 1996
                                                           --------    --------
                                                         (Unaudited)
ASSETS
Cash and equivalents ...................................   $  2,839    $  3,074
Investment securities ..................................     49,097      44,340
Financing receivables:
  Time sales and loans, net of deferred income .........     61,320      62,832
  Investment in financing leases, net of deferred income     38,391      39,575
                                                           --------    --------
                                                             99,711     102,407
  Allowance for losses on financing receivables ........     (2,624)     (2,693)
                                                           --------    --------
    Financing receivables - net ........................     97,087      99,714
Other receivables - net ................................     10,684       8,456
Equipment on operating leases (at cost), less
 accumulated amortization of $5,726 and $5,625 .........     18,102      16,134
Intangible assets ......................................      7,829       7,594
Other assets ...........................................     24,790      21,504
                                                           --------    --------
      TOTAL ASSETS .....................................   $210,428    $200,816
                                                           ========    ========


LIABILITIES AND EQUITY
Short-term borrowings ..................................   $ 79,594    $ 74,971
Long-term borrowings:
  Senior ...............................................     44,320      46,124
  Subordinated .........................................        697         697
Insurance liabilities, reserves and annuity benefits ...     47,443      43,263
Other liabilities ......................................     12,698      12,084
Deferred income taxes ..................................      7,820       7,472
                                                           --------    --------
      Total liabilities ................................    192,572     184,611
                                                           --------    --------

Minority interest in equity of consolidated affiliates .        770         679
                                                           --------    --------

Capital stock ..........................................        770         770
Additional paid-in capital .............................      4,080       4,024
Retained earnings ......................................     11,475      10,678
Unrealized gains on investment securities ..............        894         149
Foreign currency translation adjustments ...............       (133)        (95)
                                                           --------    --------
      Total equity .....................................     17,086      15,526
                                                           --------    --------
      TOTAL LIABILITIES AND EQUITY .....................   $210,428    $200,816
                                                           ========    ========





See Notes to Condensed, Consolidated Financial Statements.


        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                             NINE MONTHS ENDED
                                                           --------------------
                                                          SEPTEMBER   SEPTEMBER
(In millions)                                              27, 1997    28, 1996
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...........................................   $  1,983    $  1,980
Adjustments to reconcile net earnings to cash provided
 from operating activities:
  Provision for losses on financing receivables ........      1,020         695
  Depreciation and amortization of buildings and
   equipment and equipment on operating leases .........      1,751       1,569
  Other - net ..........................................      1,203       1,758
                                                           --------    --------
      Cash provided from operating activities ..........      5,957       6,002
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .........................    (38,386)    (38,262)
Principal collections from customers ...................     36,328      39,080
Investment in assets on financing leases ...............     (9,943)     (9,249)
Principal collections on financing leases ..............     11,559       8,345
Net decrease (increase) in credit card receivables .....      2,335        (950)
Buildings and equipment and equipment on
 operating leases:
    - additions ........................................     (4,617)     (4,058)
    - dispositions .....................................      1,867         677
Payments for principal businesses purchased, net of
 cash acquired .........................................     (1,532)     (2,320)
Purchases of investment securities by insurance
 affiliates and annuity businesses .....................     (7,892)     (5,396)
Dispositions and maturities of investment securities
 by insurance affiliates and annuity businesses ........      6,828       5,203
Other - net ............................................     (4,456)     (3,702)
                                                           --------    --------
      Cash used for investing activities ...............     (7,909)    (10,632)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less) ..      6,861       7,312
Newly issued debt  - short-term (maturities 91-365 days)      3,240       3,693
                   - long-term senior ..................     12,099      12,998
Proceeds - non-recourse, leveraged lease debt ..........        129         505
Repayments and other reductions:
                   - short-term (maturities 91-365 days)    (18,486)    (17,082)
                   - long-term senior ..................       (861)       (780)
Principal payments - non-recourse, leveraged lease debt        (262)       (227)
Proceeds from sales of investment and annuity contracts       3,334       1,982
Redemption of investment and annuity contracts .........     (3,251)     (1,689)
Dividends paid .........................................     (1,186)       (746)
Issuance of variable cumulative preferred stock by
 consolidated affiliate ................................        100         125
                                                           --------    --------
      Cash provided from financing activities ..........      1,717       6,091
                                                           --------    --------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS ............       (235)      1,461
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............      3,074       1,316
                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................   $  2,839    $  2,777
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

4. The Corporation has a noncontrolling investment in the common stock of Montgomery Ward Holding Corp. ("MWHC"), which, together with its wholly-owned subsidiary, Montgomery Ward & Co., Incorporated ("MWC"), is engaged in retail merchandising and direct response marketing (conducted primarily through Signature Financial/Marketing, Inc. ("Signature"), which markets consumer club and insurance products). On July 7, 1997, MWHC, MWC and certain of their affiliates (excluding Signature), filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, loans to MWHC and affiliates became "impaired" loans, as defined by generally accepted accounting principles, because, due to the automatic stay in bankruptcy, the Corporation is not receiving current interest payments on its loans and , in management's judgment, it is therefore probable that the Corporation will be unable to collect all amounts due according to original contractual terms of the loan agreements (refer to Management's Discussion and Analysis of Results of Operations, Other Matters).

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

Net earnings for the nine months of 1997 were $1,983 million, a $3 million increase over the first nine months of 1996. The Corporation's contribution to its parent, General Electric Capital Services, Inc. ("GECS"), after payment of dividends on its variable cumulative preferred stock, was $1,926 million, a $2 million increase over the comparable 1996 period.

Earnings of the lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned -- yields -- over rates on borrowings) and the quality of those assets. Earnings for these businesses were impacted by higher losses associated with the Corporation's equity investment in Montgomery Ward Holding Corp. ("MWHC"), (refer to Other Matters below), as well as increased residual losses on automobiles. These impacts were partially offset by gains recognized on sales of assets, as well as earnings growth from the consumer savings and insurance operations, principally reflecting the effects of acquisitions during 1996. The Specialty Insurance segment also contributed to the increase in net earnings primarily due to increased premium and investment income.


OPERATING RESULTS

EARNED INCOME from all sources was $23,808 million for the first nine months of 1997, a 27% increase compared with $18,696 million for the first nine months of 1996.

Earned income from the equipment management, consumer services, mid-market financing and specialized financing businesses increased $4,651 million (27%) over the comparable prior-year period. A significant portion of this increase was the contribution provided by the computer equipment businesses and the consumer savings and insurance businesses acquired during 1996. The increase also reflected a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses. Earned income was also impacted by higher losses associated with the Corporation's equity investment in MWHC, as well as increased residual losses on automobiles. These impacts were offset by gains recognized on securitizations and other sales of assets. Earned income of the Specialty Insurance segment increased $457 million (31%) to $1,909 million for the first nine months of 1997 compared with the first nine months of 1996 reflecting growth in premium and investment income.

INTEREST EXPENSE for the first nine months of 1997 was $5,323 million, 5% higher than for the first nine months of 1996. The increase reflected the effects of higher average borrowings used to finance asset growth, offset by the effects of lower average interest rates. The composite interest rate on the Corporation's borrowings for the first nine months of 1997 was 6.02% compared with 6.26% in the first nine months of 1996.

OPERATING AND ADMINISTRATIVE EXPENSES were $9,447 million for the first nine months of 1997, a 52% increase over the first nine months of 1996. The increase primarily reflected the inclusion of costs of sales and services of the computer equipment businesses acquired in the third quarter of 1996. The remainder of the increase resulted from other costs associated with businesses and portfolios acquired over the past year and higher investment levels.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased 57% to $3,482 million for the first nine months of 1997, compared with $2,213 million for the first nine months of 1996. The increase primarily reflected the consumer savings and insurance businesses acquired in 1996 and growth in origination volume.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $1,020 million for the first nine months of 1997 from $695 million for the first nine months of 1996. These provisions principally related to private-label and bank credit cards in the Consumer Services segment which are discussed below under Portfolio Quality. The increase principally reflects higher average receivable balances as well as increased delinquencies in the consumer portfolio, consistent with industry experience.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS (Continued).

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $182 million (12%) to $1,751 million for the first nine months of 1997 compared with $1,569 million for the first nine months of 1996. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting a shift in auto lease volume from financing leases to operating leases as well as origination volume and acquisition growth.

PROVISION FOR INCOME TAXES was $775 million for the first nine months of 1997 (an effective tax rate of 28.1%), compared with $900 million for the first nine months of 1996 (an effective tax rate of 31.3%). The lower provision for income taxes primarily reflected decreased pre-tax earnings subject to statutory rates and the impact on the effective tax rate of decreased taxes on foreign earnings and increased tax credits.


PORTFOLIO QUALITY

THE PORTFOLIO OF FINANCING RECEIVABLES, before allowance for losses, decreased to $99.7 billion at September 27, 1997 from $102.4 billion at the end of 1996, principally as a result of securitizations of consumer receivables. Financing receivables are the financing segment's largest asset and its primary source of revenues. Related allowances for losses at September 27, 1997, aggregated $2.6 billion (2.63% of receivables - the same as at the end of 1996) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent and "reduced earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. Refer to Other Matters for a discussion of receivables related to MWHC and affiliates. The nonearning and reduced earning receivable balances and the write-off amounts discussed below exclude amounts related to MWHC and affiliates.

CONSUMER RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $43.4 billion at September 27, 1997, a decrease of $2.8 billion from the end of 1996. Nonearning receivables increased to $1,010 million at
September 27, 1997, from $926 million at December 31, 1996. Write-offs of consumer receivables increased to $912 million for the first nine months of 1997, compared with $622 million for the first nine months of 1996. This increase was primarily attributable to higher average receivable balances resulting from a combination of origination volume and acquisitions of businesses and portfolios as well as higher delinquencies, consistent with overall industry experience.

COMMERCIAL REAL ESTATE LOANS classified as financing receivables were $11.8 billion at September 27, 1997, compared with $12.1 billion at year-end 1996. Nonearning and reduced earning receivables increased to $198 million at September 27, 1997, from $158 million at December 31, 1996. Write-offs of commercial real estate loans were $21 million for the first nine months of 1997, compared with $33 million for the first nine months of 1996. At September 27, 1997, the commercial real estate portfolio also included, in other assets, $1.5 billion of assets acquired for resale from various financial institutions ($1.6 billion at year-end 1996) and $2.4 billion of investments in real estate ventures ($2.5 billion at year-end 1996).

OTHER FINANCING RECEIVABLES, totaling $44.5 billion at September 27, 1997 ($44.1 billion at December 31, 1996), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $219 million at September 27, 1997, compared with $313 million at year-end 1996.

The Corporation held loans and leases to commercial airlines amounting to $8.4 billion at September 27, 1997, up from $8.2 billion at the end of 1996.

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

MWHC reported losses from operations during the first nine months of 1997, and the Corporation's share of such losses was $582 million before income taxes. The Corporation recorded its share of losses by reducing its investments in MWHC, resulting in the writing off of its investments in MWHC common and preferred stock. In addition to those stock investments, the Corporation has other investments, primarily inventory financing, that resulted from ordinary course of business transactions with MWHC and its affiliates. Such investments, after reduction for the Corporation's share of losses as discussed above, amounted to approximately $833 million at September 27, 1997. No impairment writedown was considered necessary for these remaining investments as of September 27, 1997, although the Corporation has suspended income recognition on these investments. Management continues to monitor these investments carefully for recoverability.

Subsequent to the MWHC bankruptcy filing, the Corporation announced a $1,000 million Debtor-In-Possession financing commitment ("the commitment"), subject to certain conditions, to MWHC for the purchase of inventory and to cover other costs. The Corporation has syndicated a majority of the commitment.
Approximately $71 million of the commitment, which has an administrative priority in bankruptcy, was utilized as of September 27, 1997.

The Corporation also provides financing to customers of MWHC and affiliates through the Corporation's wholly-owned affiliates, Montgomery Ward Credit Corporation and Monogram Credit Card Bank of Georgia. These receivables, which represent revolving credit card transactions directly with customers of MWHC and affiliates, aggregated approximately $4,294 million at September 27, 1997, including $1,718 million that have been sold with recourse by the Corporation's affiliates. The obligations of customers with respect to these receivables are not affected by the Chapter 11 bankruptcy filing.

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

                                                                      EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
            COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS


                      NINE MONTHS ENDED SEPTEMBER 27, 1997

                                   (Unaudited)

                                                                      RATIO OF
                                                                      EARNINGS
                                                                         TO
                                                                      COMBINED
                                                                        FIXED
                                                           RATIO OF    CHARGES
                                                           EARNINGS      AND
                                                              TO      PREFERRED
                                                             FIXED      STOCK
(Dollar amounts in millions)                                CHARGES   DIVIDENDS
                                                           --------    --------
Net earnings ...........................................   $  1,983    $  1,983
Provision for income taxes .............................        775         775
Minority interest in net earnings of consolidated
 affiliates ............................................         27          27
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest .....................................      2,785       2,785
                                                           --------    --------
Fixed charges:
  Interest .............................................      5,401       5,401
  One-third of rentals .................................        170         170
                                                           --------    --------
Total fixed charges ....................................      5,571       5,571
                                                           --------    --------

Less interest capitalized, net of amortization .........         38          38
                                                           --------    --------

Earnings before provision for income taxes and minority
 interest, plus fixed charges ..........................   $  8,318    $  8,318
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.49
                                                           ========


Preferred stock dividend requirements ..................               $     57
Ratio of earnings before provision for income taxes to
 net earnings ..........................................                   1.39
Preferred stock dividend factor on pre-tax basis .......                     79
Fixed charges ..........................................                  5,571
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements ..........................................               $  5,650
                                                                       ========

Ratio of earnings to combined fixed charges and
 preferred stock dividends .............................                   1.47
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

                                 GENERAL ELECTRIC CAPITAL CORPORATION
                                 ------------------------------------
                                             (Registrant)


Date:  October 24, 1997         By:         /s/ J.A. Parke
                                    ---------------------------------
                                                J.A. Parke,
                                      Senior Vice President, Finance
                                       (Principal Financial Officer)



Date:  October 24, 1997         By:        /s/ J.C. Amble
                                   ----------------------------------
                                               J.C. Amble,
                                       Vice President and Controller
                                       (Principal Accounting Officer)

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

         27        Financial Data Schedule (filed electronically only)