Form 10-K405
period 1997-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 1998-03-27
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-K
                                  -------------

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                            -------------------------
                          COMMISSION FILE NUMBER 1-6461
                            -------------------------


                      GENERAL ELECTRIC CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEW YORK                                          13-1500700
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification No.)

 260 LONG RIDGE ROAD,
 STAMFORD, CONNECTICUT                 06927               (203) 357-4000
(Address of principal                (Zip Code)       (Registrant's telephone
 executive offices)                                 number, including area code)

                            -------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH
      TITLE OF EACH CLASS                          EXCHANGE ON WHICH REGISTERED
   --------------------------                     ------------------------------
 7 7/8% GUARANTEED SUBORDINATED                       NEW YORK STOCK EXCHANGE
   NOTES DUE DECEMBER 1, 2006

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(g) OF THE ACT:

                                      NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At March 24, 1998, 3,837,825 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $200 were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 24, 1998. None.

                       DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 1997 are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                    --------
PART I

   Item 1.   Business .............................................     1
   Item 2.   Properties ...........................................    11
   Item 3.   Legal Proceedings ....................................    11
   Item 4.   Submission of Matters to a Vote of Security Holders ..    12

PART II

   Item 5.   Market for the Registrant's Common Equity and
               Related Stockholder Matters ........................    12
   Item 6.   Selected Financial Data ..............................    12
   Item 7.   Management's Discussion and Analysis of
               Results of Operations ..............................    13
   Item 7A.  Quantitative and Qualitative Disclosures
               About Market Risk ..................................    21
   Item 8.   Financial Statements and Supplementary Data ..........    22
   Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure .............    47

PART III

   Item 10.  Directors and Executive Officers of the Registrant ...    47
   Item 11.  Executive Compensation ...............................    47
   Item 12.  Security Ownership of Certain Beneficial Owners
               and Management .....................................    47
   Item 13.  Certain Relationships and Related Transactions .......    47

PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K ........................................    47

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

General Electric  Capital  Corporation  (herein,  together with its consolidated affiliates, called "the Corporation" or "GE Capital" unless the context otherwise requires) was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. Until November 1987, the name of the Corporation was General Electric Credit Corporation. All outstanding common stock of the Corporation is owned by General Electric Capital Services, Inc. ("GE Capital Services"), formerly General Electric Financial Services, Inc., the common stock of which is in turn wholly owned by General Electric Company ("GE Company"). The business of the Corporation originally related principally to financing the distribution and sale of consumer and other products of GE Company. Currently, however, the types and brands of products financed and the services offered are significantly more diversified. Very few of the products financed by GE Capital are manufactured by GE Company.

The Corporation operates in four financing industry segments and in a specialty insurance industry segment. GE Capital's financing activities include a full range of leasing, lending, equipment management sales and services, and consumer savings and insurance services. The Corporation's specialty insurance activities include providing financial guaranty insurance, principally on municipal bonds and structured finance issues, private mortgage insurance and creditor insurance covering international customer loan repayments. The Corporation is an equity investor in Montgomery Ward Holding Corp. ("MWHC"), a retail organization, and certain other service and financial services organizations. As discussed on page 20 and in note 3 to the consolidated financial statements, MWHC filed a bankruptcy petition for reorganization in 1997.

GE Capital's operations are subject to a variety of regulations in their respective jurisdictions.

Services of the Corporation are offered primarily throughout the United States, Canada, Europe and the Pacific Basin. The Corporation's principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number (203) 357-4000). At December 31, 1997, the Corporation employed approximately 65,000 persons.

The Corporation's principal assets are classified as time sales and loans, investment in financing leases, equipment on operating leases and investment securities. The following table presents, by industry segment, these principal financing products which, together with other assets, constitute the Corporation's total assets at December 31, 1997 and 1996.


TOTAL ASSETS BY SEGMENT

(In millions)                                                             1997
                                           --------------------------------------------------------------------
                                                                      NET
                                             TIME                INVESTMENT              ALLOWANCE
                                          SALES AND       NET         IN                      FOR
                                            LOANS,    INVESTMENT  EQUIPMENT                 LOSSES
                                            NET OF        IN          ON                   AND ALL
                                           DEFERRED    FINANCING  OPERATING   INVESTMENT     OTHER       TOTAL
                                            INCOME      LEASES      LEASES    SECURITIES    ASSETS      ASSETS
                                           --------    --------    --------    --------    --------    --------
CONSUMER SERVICES
 GE Financial Assurance .................  $  2,724    $   --      $   --      $ 35,692    $ 13,251    $ 51,667
 Auto Financial Services ................     8,973      12,594       2,773          61       3,041      27,442
 Retailer Financial Services ............    12,443        --          --            12       1,057      13,512
 Global Consumer Finance ................     8,622         675        --            25         645       9,967
 Mortgage Services ......................     1,013        --          --           689       4,474       6,176
 Consumer Financial Services ............     4,704        --          --            28          52       4,784
 Other ..................................     1,888           9        --           750         105       2,752
                                           --------    --------    --------    --------    --------    --------
  Total .................................    40,367      13,278       2,773      37,257      22,625     116,300

EQUIPMENT MANAGEMENT
 Aviation Services ......................       256       3,162       5,525         374         822      10,139
 Fleet Services .........................         1       3,036       1,498        --         1,200       5,735
 IT Solutions ...........................        38         232          47        --         3,752       4,069
 Transport International Pool ...........        31          62       2,433        --         1,208       3,734
 Genstar Container ......................      --           330       1,951        --           252       2,533
 Penske Truck Leasing ...................      --          --          --            30       2,129       2,159
 Satellite Telecommunications Services ..      --          --          --          --         2,132       2,132
 Railcar Services .......................      --           270       1,595        --           148       2,013
 Modular Space ..........................        16          82         797        --           469       1,364
 Technology Management Services .........      --            24        --          --           231         255
 Other ..................................      --          --           163        --            95         258
                                           --------    --------    --------    --------    --------    --------
  Total .................................       342       7,198      14,009         404      12,438      34,391

MID-MARKET FINANCING
 Commercial Equipment Financing .........     7,397      10,496       1,124         114       1,010      20,141
 Vendor Financial Services ..............     1,662       5,602         247           2         823       8,336
 GE Capital - Hawaii ....................     1,055          89           3           9          30       1,186
 Other ..................................        72         --         --             7          82         161
                                           --------    --------    --------    --------    --------    --------
  Total .................................    10,186      16,187       1,374         132       1,945      29,824

SPECIALIZED FINANCING
 Commercial Real Estate .................     7,779          42        --           303       4,634      12,758
 Structured Finance Group ...............     1,334       5,049         533       1,412       1,306       9,634
 Commercial Finance .....................     4,467          15        --           173         329       4,984
 Equity Capital Group ...................        53        --          --            35         970       1,058
 Other ..................................       102        --          --           729          37         868
                                           --------    --------    --------    --------    --------    --------
  Total .................................    13,735       5,106         533       2,652       7,276      29,302


SPECIALTY INSURANCE ....................        202        --          --        12,583       5,114      17,899
CORPORATE AND OTHER ....................       --          --          --            75         986       1,061
                                           --------    --------    --------    --------    --------    --------
  TOTAL ................................   $ 64,832    $ 41,769    $ 18,689    $ 53,103    $ 50,384    $228,777
                                           ========    ========    ========    ========    ========    ========


(In millions)                                                             1996
                                           --------------------------------------------------------------------
                                                                      NET
                                             TIME                INVESTMENT              ALLOWANCE
                                          SALES AND       NET         IN                      FOR
                                            LOANS,    INVESTMENT  EQUIPMENT                 LOSSES
                                            NET OF        IN          ON                   AND ALL
                                           DEFERRED    FINANCING  OPERATING   INVESTMENT     OTHER       TOTAL
                                            INCOME      LEASES      LEASES    SECURITIES    ASSETS      ASSETS
                                           --------    --------    --------    --------    --------    --------
CONSUMER SERVICES
 GE Financial Assurance ................   $  2,483    $   --      $   --      $ 32,735    $ 10,702    $ 45,920
 Auto Financial Services ...............      5,915      13,113       1,502         544         972      22,046
 Retailer Financial Services ...........     15,846        --          --            10         528      16,384
 Global Consumer Finance ...............      7,586        --          --             7       1,078       8,671
 Mortgage Services .....................      1,124        --          --           651       3,504       5,279
 Consumer Financial Services ...........      3,697        --          --            21          17       3,735
 Other .................................      1,891        --          --           228         184       2,303
                                           --------    --------    --------    --------    --------    --------
  Total ................................     38,542      13,113       1,502      34,196      16,985     104,338

EQUIPMENT MANAGEMENT
 Aviation Services .....................        223       3,205       4,774         344         373       8,919
 Fleet Services ........................         27       2,667       1,443        --         1,172       5,309
 IT Solutions ..........................         60         409         315        --         2,321       3,105
 Transport International Pool ..........         35          92       1,745        --           509       2,381
 Genstar Container .....................       --           292       2,262        --           286       2,840
 Penske Truck Leasing ..................       --          --          --            31       1,934       1,965
 Satellite Telecommunications Services .       --          --          --          --         1,589       1,589
 Railcar Services ......................       --           296       1,409        --            94       1,799
 Modular Space .........................          2          48         651        --           316       1,017
 Technology Management Services ........       --            32         210        --           273         515
 Other .................................       --             2         110        --           107         219
                                           --------    --------    --------    --------    --------    --------
  Total ................................        347       7,043      12,919         375       8,974      29,658

MID-MARKET FINANCING
 Commercial Equipment Financing ........      6,362       9,291       1,037          43         718      17,451
 Vendor Financial Services .............      1,388       4,856         185        --           667       7,096
 GE Capital - Hawaii ...................      1,094          84           2          10          31       1,221
 Other .................................         55        --          --             7         118         180
                                           --------    --------    --------    --------    --------    --------
  Total ................................      8,899      14,231       1,224          60       1,534      25,948

SPECIALIZED FINANCING
 Commercial Real Estate ................      9,591          42        --           394       3,937      13,964
 Structured Finance Group ..............      1,334       5,130         489         993         918       8,864
 Commercial Finance ....................      3,685          16        --           214         270       4,185
 Equity Capital Group ..................         68        --          --           114         577         759
 Other .................................         28        --          --             3          44          75
                                           --------    --------    --------    --------    --------    --------
  Total ................................     14,706       5,188         489       1,718       5,746      27,847


SPECIALTY INSURANCE ....................        338        --          --         7,886       3,580      11,804
CORPORATE AND OTHER ....................       --          --          --           105       1,116       1,221
                                           --------    --------    --------    --------    --------    --------
  TOTAL ................................   $ 62,832    $ 39,575    $ 16,134    $ 44,340    $ 37,935    $200,816
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

    o Equipment Management - leases, loans, sales and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, containers used on ocean-going vessels, and satellites.

    o Mid-Market Financing - loans and financing and operating leases for middle-market customers, including manufacturers, distributors and end users, for a variety of equipment that includes data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.

    o Specialized Financing - loans and financing leases for major capital assets, including industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in management buyouts, including those with high leverage, and corporate recapitalizations.

    o Specialty Insurance - financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance; and creditor insurance covering international customer loan repayments.

Insurance services, previously included within the Specialty Insurance segment, has been combined with the consumer savings and insurance operations in the Consumer Services segment. Prior-year information has been reclassified to reflect this and certain other organizational changes.

Refer to Item 7, "Management's Discussion and Analysis of Results of Operations," in this Form 10-K for discussion of the Corporation's Portfolio Quality. A description of the Corporation's principal businesses by industry segment follows.

CONSUMER SERVICES

GE Financial Assurance

GE Financial Assurance ("GEFA") provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products, primarily in the United States, which help consumers accumulate wealth, transfer wealth, and protect their lifestyles and assets. It achieves this through its family of insurance and annuity companies.

GEFA's principal product lines are annuities (deferred and immediate; either fixed or variable), life insurance (universal, term, ordinary and group), guaranteed investment contracts, mutual funds, long-term care insurance, supplemental accident and health insurance, personal lines of automobile insurance and credit insurance. The distribution of these products is accomplished through four distribution methods: intermediaries (brokerage general agents, banks, securities brokerage firms, personal producing general agents and specialized brokers), career or dedicated sales forces, marketing through businesses and affinity groups and direct marketing.

GEFA's principal operating companies include General Electric Capital Assurance Company, First Colony Life Insurance Company, The Life Insurance Company of Virginia, Colonial Penn Insurance Company, Union Fidelity Life Insurance Company and GE Capital Life Assurance of New York.

GEFA headquarters are in Richmond, Virginia.

Auto Financial Services

Auto Financial Services ("AFS") is a full service provider of automobile financing for automobile dealers, manufacturers and their customers in North America, Europe and, to a lesser extent, Asia.

In the United States, AFS is one of the leading independent auto lessors and offers leasing, retail financing and, to a lesser degree, sub-prime financing to customers. AFS also provides the private-label financing for American Isuzu Motors, Inc. and participates in a private-label purchase program with Volvo of North America. In addition, AFS offers inventory financing programs and direct loans to segments of the automotive industry, including dealers, rental car companies and leasing companies.

AFS is active in the European markets through affiliates in France, the United Kingdom, and Italy. AFS also provides automobile financing through businesses located in Austria, Spain, Sweden, Poland, and Switzerland. In 1997, AFS expanded its presence in Europe to include Ireland, Portugal, Denmark, and Czechoslovakia through acquisitions.

AFS' Asian activities include affiliates in Taiwan, Hong Kong, Thailand and Japan. AFS also maintains additional presence in Asia through equity investments in Indonesia, Taiwan, Singapore, Malaysia, Korea, and India.

AFS headquarters are in Barrington, Illinois.

Retailer Financial Services

Retailer Financial Services ("RFS") provides sales financing services to North American retailers in a broad range of consumer industries. Details of financing plans differ, but include customized private-label credit card programs with retailers and inventory financing programs with manufacturers, distributors and retailers.

RFS provides financing directly to customers of retailers or purchases the retailers' customer receivables. Most of the retailers sell a variety of products of various manufacturers on a time sales basis. The terms for these financing plans differ according to the size of contract and credit standing of the customer. RFS generally maintains a security interest in the merchandise financed. Financing is provided to consumers under contractual arrangements, both with and without recourse to retailers. RFS' wide range of financial services includes application processing, sales authorization, statement billings, customer services and collection services.

RFS provides inventory financing for retailers primarily in the appliance and consumer electronics industries. RFS maintains a security interest in the inventory and retailers are obliged to maintain insurance coverage for the merchandise financed.

RFS has a noncontrolling investment in the common stock of Montgomery Ward Holding Corp. ("MWHC"), which, together with its wholly-owned subsidiary, Montgomery Ward & Co. Incorporated ("MWC"), is engaged in retail merchandising and direct response marketing, the latter conducted primarily through Signature Financial/Marketing, Inc. ("Signature"), which markets consumer club and insurance products. RFS also provides financing to customers of MWHC and affiliates. As discussed on page 20 and in note 3 to the consolidated financial statements, MWHC, MWC and certain of their affiliates (excluding Signature) filed a bankruptcy petition for reorganization in 1997.

RFS headquarters are in Stamford, Connecticut.

Global Consumer Finance

Global Consumer Finance ("GCF") is a leading provider of credit services to non-U.S. retailers and consumers. GCF provides private-label credit cards and proprietary credit services to retailers in Europe and Asia, as well as offering a variety of direct-to-consumer credit programs such as consumer loans, bankcards and credit insurance.

During 1997, GCF expanded its European presence through acquisitions including Multiservis AS in the Czech Republic, Bank Aufina Ltd. in Switzerland, and AVA Bank in Austria.

GCF provides financing to consumers through operations in the United Kingdom, Austria, France, Ireland, Germany, The Netherlands, Italy, Spain, Portugal, Poland, Switzerland, Czech Republic, Japan, Thailand, Hong Kong, China, Brazil and Australia and joint ventures in Indonesia and India. GCF's wide range of proprietary financial services includes private-label credit cards, credit promotion and accounting services, billing (in the retailer's name) and customer credit and collection services.

GCF headquarters are in Stamford, Connecticut.

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

GECMSI headquarters are in Cherry Hill, New Jersey.

Consumer Financial Services

Consumer Financial Services ("CFS") primarily provides and services MasterCard(R) and Visa(R) credit card loan products issued to retail customers throughout the United States. These loans originate through loan portfolio acquisitions, direct mail campaigns, private-label credit card loan conversions, telemarketing efforts and point-of-sale applications. During 1997, CFS acquired two large loan portfolios, totaling $1,419 million, and suspended active participation in the consumer home equity loan market by selling loans totaling $594 million.

CFS also issues and services the GE Capital Corporate Card, providing payment and information systems which help medium and large-size companies reduce travel costs, and the GE Capital Purchasing Card, which helps customers streamline their purchasing and accounts payable processes.

CFS has offices in Canton, Ohio and Salt Lake City, Utah. CFS headquarters are in Mason, Ohio.

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

GECAS has firm orders and options for more than 270 new Boeing and Airbus aircraft with deliveries scheduled through 2003. GECAS current fleet comprises 850 owned and managed aircraft leased to more than 150 customers in 55 countries.

GECAS headquarters are in Stamford, Connecticut, with regional offices in Miami, Florida; Shannon, Ireland; Beijing and Hong Kong, China; Singapore; and Vienna, Austria.

Fleet Services

GE Capital Fleet Services ("GECFS") is one of the leading corporate fleet management companies with operations in North America, Europe, Australia and Japan with approximately 900,000 cars and trucks under lease and service management. GECFS offers finance and operating leases to several thousand customers with an average lease term of 33 months. The primary product in North America is a Terminal Rental Adjustment Clause (TRAC) lease through which the customer assumes the residual risk - that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which GECFS assumes residual risk. In addition to the services directly associated with the lease, GECFS offers value-added fleet management services designed to reduce customers' total fleet management costs. These services include, among others, maintenance management programs, accident services, national account purchasing programs, fuel programs and title and licensing services. GECFS customer base is diversified with respect to industry and geography and includes many Fortune 500 companies.

During 1997, GECFS completed acquisitions of ARO Lease in The Netherlands and BRS Leasing in the United Kingdom.

GECFS headquarters are in Eden Prairie, Minnesota.

IT Solutions

GE Capital IT Solutions ("IT Solutions") is a leading worldwide provider of a broad array of information technology products and services, including full life cycle services that provide customers with cost-effective control and management of their information systems. Products offered include desktop personal computers, client server systems, UNIX systems, local and wide area network hardware, and software. Included among the services offered are network design, network support, asset management, help desk, disaster recovery, enterprise management and financial services. IT Solutions serves commercial, educational and governmental customers in over 20 countries around the world. During 1997, the company expanded its global presence through acquisitions in the United States, Canada, Mexico, Brazil, the United Kingdom, Portugal, Austria and Denmark.

IT Solutions headquarters are in Stamford, Connecticut.

Transport International Pool

Transport International Pool ("TIP") is one of the leading trailer specialists offering diverse trailer programs and associated services. TIP's fleet of over 150,000 dry freight, refrigerated and double vans, flatbeds, intermodal assets, and specialized trailers is available for rent, lease or purchase at over 200 locations in the United States, Europe, Canada, and Mexico. TIP's commercial vehicle fleet of over 20,000 units is available for rent, lease, or purchase in the United Kingdom. TIP also finances new and used trailers and buys trailer fleets. During 1997, TIP acquired two publicly traded companies in Europe:
Central Transport Rental Group plc, a pan-European trailer rental and leasing business, and TLS plc, a United Kingdom commercial vehicle rental and leasing business. TIP's customer base comprises trucking companies, manufacturers and retailers.

TIP operates a European service center in Amsterdam, The Netherlands. TIP headquarters are in Devon, Pennsylvania.

Genstar Container

Genstar Container Corporation ("Genstar") is one of the world's largest lessors of marine shipping containers. Genstar maintains a fleet of over 1,100,000 TEU ("twenty-foot equivalent units") of dry-cargo, refrigerated and specialized containers for global cargo transport. Lessees are primarily shipping lines which lease on a long-term or master lease basis.

In September 1997, a memorandum of understanding was signed with Sea Containers Ltd. to form GE SeaCo Ltd., a joint venture to operate the combined marine container fleet of Genstar and Sea Containers Ltd. The joint venture is expected to be formed in 1998.

Genstar headquarters are in San Francisco, California.

Penske Truck Leasing

GE Capital is a limited partner in Penske Truck Leasing ("Penske"), which operates the second largest full-service truck leasing business and is one of the largest commercial and consumer truck rental businesses in the United States. Penske operates through a national network of full-service truck leasing and rental facilities. At December 31, 1997, Penske had a fleet of about 73,000 tractors, trucks and trailers in its leasing and rental fleets and provided contract maintenance programs or other support services for about 28,500 additional vehicles.

Penske also provides dedicated logistics operations support which combines company-employed drivers with its full-service lease vehicles to provide dedicated contract carriage services. In addition, Penske offers supply chain services such as distribution consulting, warehouse management and information systems support.

Penske headquarters are in Reading, Pennsylvania.

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

GE Americom headquarters are in Princeton, New Jersey.

Railcar Services

GE Capital Railcar Services ("GERSCO") is one of the leading railcar leasing companies in North America, with over 180,000 railcars in its portfolio. Serving Class I railroads, short-line railroads, and shippers throughout North America, GERSCO offers one of the most diverse fleets in the industry and a variety of lease options.

GERSCO also owns and operates a network of railcar repair and maintenance facilities located throughout North America. The repair facilities offer a variety of services, ranging from light maintenance to heavy repair of damaged railcars. The company also provides railcar management, administration and other services.

In addition, Cargowaggon, GERSCO's pan-European business acquired during 1997, provides rail transport services and rail wagons to the automotive, steel and paper industries in Eastern and Western Europe. Cargowaggon is based in Frankfurt, Germany and has offices in the United Kingdom, Italy, Sweden and France.

GERSCO headquarters are in Chicago, Illinois.

Modular Space

GE Capital Modular Space ("GECMS") provides non-residential relocatable modular structures for rental, lease and sale from over 100 facilities in the United States, Europe, Canada and Mexico. The primary markets served include construction, education, healthcare, financial, commercial, institutional and government. GECMS products are tailored as much as possible to client specifications, accomplished through either custom modular units or through GECMS stock fleet of approximately 103,200 modular units. In addition, GECMS operating leases range from a few months to sixty months, with an average term of 12-18 months.

During 1997, GECMS continued its European growth through acquisitions including Bacon B.V. in The Netherlands, Adco & Dixi GmbH and ACB GmbH in Germany, AFIBAT in France, and DBS Nationwide plc in the United Kingdom.

GECMS has offices in North America and Europe. GECMS headquarters are in Malvern, Pennsylvania.

Technology Management Services

GE Capital Technology Management Services ("TMS") has provided services that enable customers to use information technology more efficiently by combining consulting and other services, including data center outsourcing services. During 1997, TMS sold its test equipment rental, repair and calibrations services businesses, as well as certain assets of its computer rental business. Effective January 1, 1998, operational control of the TMS consulting business was transferred to IT Solutions. In addition, in March 1998, TMS announced the sale of its data center outsourcing business.

TMS headquarters are in Alpharetta, Georgia.

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

CEF operates from offices throughout the United States, Puerto Rico, Canada, Mexico, Europe, India and Asia and through joint ventures in Indonesia and China. CEF headquarters are in Danbury, Connecticut.

Vendor Financial Services

GE Capital Vendor Financial Services ("VFS") provides captive financing services to over 90 equipment manufacturers and more than 3,500 dealers in North America, Europe and Asia. Customers include major U.S. and foreign manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications, energy and industrial equipment. VFS establishes sales financing captives in two ways - by forming captive partnerships with manufacturers that do not have them, and by outsourcing captives from manufacturers that do. VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers including trade payables financing and inventory financing.

In 1997, VFS acquired Transleasing Inc., expanding its presence in the healthcare industry. VFS also expanded its European financing capabilities with the acquisition of Fimacom Financiere Matra Comm, S.A., a French telecommunications captive, and through GE Capital's acquisition of Woodchester Investments plc with locations in Ireland, Portugal and the United Kingdom.

VFS has sales offices throughout the United States, Canada, Mexico, Europe, Asia, and Australia. VFS headquarters are in Danbury, Connecticut.

GE Capital Hawaii

GE Capital Hawaii Inc. ("GECH") operates in the states of Hawaii and Alaska and in the territory of Guam. Through a network of 8 branch offices, GECH offers commercial and residential real estate loans, auto and equipment leasing, inventory financing, equity lines of credit and modular space rental and sales.

GECH headquarters are in Honolulu, Hawaii.

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

Lending is a major portion of CRE's business in the form of intermediate-term senior or subordinated fixed and floating-rate loans secured by existing income-producing commercial properties such as office buildings, rental apartments, shopping centers, industrial buildings, mobile home parks, hotels and warehouses. Loans range in amount from single-property mortgages typically not less than $5 million to multi-property portfolios of several hundred million dollars. Approximately 90% of all loans are senior mortgages.

CRE purchases and provides restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, and tax-exempt bonds. CRE's business also includes the origination and securitization of low leverage real estate loans, which are intended to be held less than one year before outplacement. To a lesser degree, CRE provides equity capital for real estate partnerships through the holding of limited partnership interests and receives preferred returns; typical such investments range from $2 million to $10 million.

CRE also offers a variety of real estate management services to outside investors, institutions, corporations, investment banks, and others through its real estate services subsidiaries. Asset management services include acquisitions and dispositions, strategic asset management, asset restructuring, and debt and equity management. CRE also provides loan administration and servicing through GE Capital Asset Management. In addition, CRE offers owners of multi-family housing ways to reduce costs and enhance value in properties by offering buying services (e.g., for appliances, roofing) and bundled telecommunications and video services.

CRE has offices throughout the United States, as well as in Canada, Mexico, Singapore, Sweden, France and the United Kingdom. CRE headquarters are in Stamford, Connecticut.

Structured Finance Group

Structured Finance Group ("SFG") develops specialized financial products and services to meet the specific transaction requirements of corporate and government clients.

SFG provides capital, capital market services and financial advisory services for major infrastructure, energy, telecommunications, and industrial development worldwide. The range of financial services includes project finance (construction and term), corporate finance, acquisition finance and arrangement and placement services. Products include a variety of debt and equity instruments, with particular concentration in structured finance transactions, including leasing and partnerships.

SFG has offices in the United States, Australia, Brazil, Canada, China, Hong Kong, India, Mexico, Singapore, and the United Kingdom. SFG headquarters are in Stamford, Connecticut.

Commercial Finance

GE Capital Commercial Finance ("CF") is a leading provider of revolving and term debt, and equity to finance acquisitions, business expansion, bank refinancings, recapitalizations and other special situations. Products also include asset securitization facilities, capital expenditure lines and bankruptcy-related facilities. Transactions typically range in size from under $5 million to over $200 million.

CF's clients are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers in the healthcare, retail and communications industries. Through its Merchant Banking Group, CF provides senior debt, subordinated debt and bridge financing to buyout and private equity firms, and co-invests equity with buying groups, or invests directly on a select basis.

CF has lending operations in 25 cities, including international offices in Toronto, Montreal, Mexico City, and London, and also has significant factoring operations in France and Italy serving European companies and U.S. exporters. CF headquarters are in Stamford, Connecticut.

Equity Capital Group

Equity Capital Group ("ECG") purchases equity investments, primarily convertible preferred and common stock investments including, in some cases, stock warrants convertible into equity ownership. ECG's primary objective is long-term capital appreciation. Investments include the retail, financial services, healthcare, food and beverage, cable and broadcasting industries.

The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia.

ECG headquarters are in Stamford, Connecticut.

SPECIALTY INSURANCE

Financial Guaranty Insurance

FGIC Holdings ("FGIC"), through its subsidiary, Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues, bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain taxable structured debt. The guaranteed principal, after reinsurance, amounted to approximately $108 billion at December 31, 1997. Approximately 85% of the business written to date by Financial Guaranty is municipal bond insurance.

During 1997, FGIC acquired a Chicago-based specialty property and casualty insurer serving the public entity market. FGIC subsidiaries provide a variety of services to state and local governments and agencies, liquidity facilities in variable-rate transactions, municipal investment products and other services.

FGIC headquarters are in New York, New York.

Mortgage Insurance

GE Capital Mortgage Insurance is engaged principally in providing residential mortgage guaranty insurance. Operating in 25 field locations, GE Capital Mortgage Insurance is licensed in 50 states, the District of Columbia and the Virgin Islands. At December 31, 1997, GE Capital Mortgage Insurance was the mortgage insurance carrier for over 1,480,000 residential homes, with total insurance in force aggregating approximately $153 billion and total risk in force aggregating approximately $40 billion. When a claim is received, GE Capital Mortgage Insurance proceeds by either paying up to a guaranteed percentage based on the specified coverage, or paying the mortgage and delinquent interest, taking title to the property and arranging for its sale. GE Capital Mortgage Insurance also provides mortgage guaranty insurance in the United Kingdom and Canada, and commencing in 1998, in Australia.

GE Capital Mortgage Insurance headquarters are in Raleigh, North Carolina.

Creditor Insurance

Consolidated Financial Insurance ("CFI") is one of the leading providers of payment protection insurance in the United Kingdom and has insurance operations in 11 countries in Europe and in Australia. Payment protection insurance is designed to protect customers' loan repayment obligations in the event of unemployment, disability or death. The product is sold alongside most forms of consumer credit through banks, building societies and finance houses.

CFI also offers personal accident insurance, which is distributed through financial institutions, and personal investment products, which are distributed through a network of over 6,000 independent financial advisors in the United Kingdom. CFI is also a leading administrator of extended product warranty insurance in the United Kingdom.

During 1997, CFI expanded its product and distribution with acquisitions including Pet Protect Ltd., a pet insurance administrator; First Call Accident Assistance Ltd., offering management and recovery of uninsured loss claims on behalf of victims of road traffic accidents; World Cover and Accident & General, travel insurance brokers and administrators; and Stalwart Group Ltd., a provider of compulsory purchase annuities and home income products.

CFI headquarters are in London, England.


REGULATIONS AND COMPETITION

The Corporation's activities are subject to a variety of federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers in retail time sales transactions, installment loans and revolving credit financing. Common carrier services of GE Americom are subject to regulation by the Federal Communications Commission. Insurance and reinsurance operations are subject to regulation by various state insurance commissions or foreign regulatory authorities, as applicable. The Corporation's international operations are subject to regulation in their respective jurisdictions. To date, compliance with such regulations has not had a material adverse effect on the Corporation's financial position or results of operations.

The businesses in which the Corporation engages are highly competitive. The Corporation is subject to competition from various types of financial institutions, including banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, insurance and reinsurance companies.


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

                                                                           YEAR ENDED DECEMBER 31
                                                       --------------------------------------------------------
(Dollar amounts in millions)                              1997        1996        1995        1994        1993
                                                       --------    --------    --------    --------    --------
Revenues ...........................................   $ 33,404    $ 26,570    $ 21,179    $ 16,923    $ 14,444
Net earnings .......................................      2,729       2,632       2,261       1,918       1,478
Return on common equity <F1> <F2> ..................      18.62%      20.18%      19.89%      19.59%      17.14%
Ratio of earnings to fixed charges .................       1.48        1.53        1.51        1.63        1.62
Ratio of earnings to combined fixed
 charges and preferred stock dividends .............       1.46        1.51        1.49        1.62        1.60
Ratio of debt to equity <F1> .......................       7.94        7.92        7.89        7.94        7.96

Financing receivables - net ........................   $103,799    $ 99,714    $ 93,272    $ 76,357    $ 63,948

Percent of allowance for losses on
 financing receivables to total financing
 receivables .......................................       2.63%       2.63%       2.63%       2.63%       2.63%

Total assets .......................................   $228,777    $200,816    $160,825    $130,904    $117,939

Short-term borrowings ..............................     91,680      74,971      59,264      54,579      52,903
Long-term senior notes .............................     44,437      46,124      47,794      33,615      25,112
Long-term subordinated notes .......................        697         697         697         697         697
Minority interest ..................................        860         679         703         615         426
Equity .............................................     18,373      15,526      14,202      10,540      10,370

<F1>  Equity  excludes unrealized gains and losses on investment securities, net of tax.

<F2>  Earnings are adjusted  for preferred  stock dividends and  equity excludes preferred stock.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

The Corporation's net earnings for 1997 were $2,729 million, which, after payment of dividends on its variable cumulative preferred stock, resulted in a contribution of $2,651 million to GE Capital Services' 1997 net earnings, an increase of 4% over 1996. The Corporation's net earnings for 1996 were $2,632 million, which, after payment of dividends on its variable cumulative preferred stock, resulted in a contribution to GE Capital Services' 1996 net earnings of $2,556 million, an increase of 16% over 1995. The increase in net earnings in both 1997 and 1996 was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios throughout the period and higher origination volume in 1997.

The increase in earnings in both years reflected strong performances in most of the financing segments. Earnings in 1997 were affected by higher losses associated with the Corporation's investment in Montgomery Ward Holding Corp., discussed on page 20, as well as by increased automobile residual losses. These matters were partially offset by asset gains, including securitizations. Financing spreads (the excess of yields over interest rates on borrowings) were essentially flat in 1997 and 1996 as the reduction in yields was offset by decreases in borrowing rates. Increased investment income was caused by the combination of ongoing growth in the investment portfolios and a higher level of gains on investment securities.

Earnings in the Specialty Insurance segment also grew in 1997 and 1996. The increases in both years primarily reflected higher investment income, the result of continued growth in investment portfolios and higher gains on investment securities, improved earnings in the mortgage insurance business, the result of improved market conditions, as well as contributions of acquired businesses. Higher insurance losses, reserves and other costs and expenses partially offset these increases.

OPERATING RESULTS

REVENUES from all sources increased 26% to $33.4 billion in 1997, following a 25% increase to $26.6 billion in 1996. Significant portions of the revenue increase of the financing segments arose from the computer equipment distribution businesses acquired during 1997 and 1996 and from the consumer savings and insurance businesses acquired during 1996 and 1995. Asset growth contributed to increased revenues in both years, but was partially offset by lower yields. Financing segments revenues were negatively affected by higher losses associated with the investment in Montgomery Ward Holding Corp. That effect was partially offset by gains on asset transactions, including securitizations.

Gains on sales of warrants and other  equity  interests  obtained in  connection with certain loans and sales of certain assets, including real estate investments, contributed $768 million to pre-tax income in 1997, compared with $482 million in 1996 and $381 million in 1995.

Specialty Insurance revenues increased 36% to $2.8 billion in 1997 from $2.1 billion in 1996, which was up 18% over 1995. The increase in both years resulted from increased premium and investment income associated with origination volume, acquisitions and continued growth in the investment portfolios.

INTEREST EXPENSE on borrowings in 1997 was $7.3 billion, 4% higher than in 1996, which was 9% higher than in 1995. The increases in 1997 and 1996 were caused by higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The composite interest rate on the Corporation's borrowings was 6.05% in 1997, compared with 6.24% in 1996 and 6.77% in 1995. See pages 17-19 for an analysis of interest rate sensitivities.

OPERATING AND ADMINISTRATIVE EXPENSES were $9.5 billion in 1997, a 25% increase over 1996, which was 32% higher than 1995. The increase in both 1997 and 1996 primarily reflected costs associated with acquired businesses and portfolios and higher investment levels.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased 52% to $4.8 billion in 1997, compared with a 57% increase to $3.2 billion in 1996. These increases were primarily driven by the consumer savings and insurance businesses acquired in 1996 and 1995 and growth in originations throughout the period.

COST OF GOODS SOLD was associated with the computer equipment distribution businesses. This cost amounted to $4.1 billion in 1997, compared with $1.7 billion in 1996 and $0.4 billion in 1995, the result of acquisition-related growth in 1997 and 1996.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $1,421 million in 1997, compared with $1,033 million in 1996 and $1,117 million in 1995. These provisions principally related to private-label credit cards, bank credit cards, auto loans and auto leases in the Consumer Services segment, all of which are discussed below under Portfolio Quality. The increase in 1997 principally reflected higher average receivable balances as well as increased delinquencies in the consumer portfolio, consistent with industry experience. Higher portfolio growth from originations resulted in higher provisions in 1995 than in 1996.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased 14% to $2,443 million in 1997 compared with $2,137 million in 1996, a 7% increase over 1995. The increase in both years was the result of additions to equipment on operating leases, primarily reflecting a shift in auto lease volume from financing leases to operating leases and increased volume in aircraft.

PROVISION FOR INCOME TAXES was $997 million in 1997 (an effective tax rate of 26.8%), compared with $1,172 million in 1996 (an effective tax rate of 30.8%) and $1,071 million in 1995 (an effective tax rate of 32.2%). The decreases in the 1997 provision for income taxes and effective tax rate were primarily caused by increased tax credits and decreased taxes on non-U.S. earnings. The provision for income taxes increased in 1996, reflecting increased pre-tax earnings subject to statutory tax rates; the lower effective tax rate resulted primarily from increased tax credits and decreased taxes on non-U.S. earnings.

OPERATING PROFIT BY INDUSTRY SEGMENT

Operating profit of the Corporation, by industry segment, is summarized in note 17 to the consolidated financial statements and discussed below.

CONSUMER SERVICES operating profit was $563 million in 1997, compared with $1,269 million in 1996 and $1,044 million in 1995. As indicated above, 1997 operating profit included higher losses associated with the investment in Montgomery Ward Holding Corp. ("MWHC"), increased automobile residual losses and a higher provision for losses on financing receivables, reflecting higher average receivable balances and increased delinquencies, consistent with industry experience. These items were partially offset by acquisition and core growth, principally from the consumer savings and insurance businesses, as well as gains on asset transactions, including securitizations. The increase in 1996 was led by strong performances from the auto finance, consumer savings and insurance and non-U.S. private-label credit card businesses, resulting from both acquisition growth and higher origination volume. The 1996 increase also reflected improved market conditions in the mortgage servicing business. The 1996 increases were partially offset by a higher provision for losses, also reflecting higher average receivable balances and increased delinquencies, consistent with industry experience, and higher losses associated with the investment in MWHC.

EQUIPMENT MANAGEMENT operating profit increased to $1,062 million in 1997 from $892 million in 1996, which was up from $869 million in 1995. Increases in both years reflected higher volume in most businesses resulting from originations and acquisitions of businesses and portfolios. The 1996 increase included the effects of the computer equipment distribution businesses acquired, which was partially offset by absence of a counterpart to the 1995 gain on sale of an outdoor media business.

SPECIALIZED FINANCING operating profit increased to $1,036 million in 1997 from $742 million in 1996, which increased 13% over 1995. Increased operating profit in 1997 primarily reflected higher asset gains, including increased gains on sales of warrants and other equity interests obtained in connection with certain loans and sales of certain assets, including real estate investments, as discussed above. The increase in 1996 principally reflected lower provisions for losses, primarily related to lower investment levels from sales of receivables and loan repayments and improved conditions in commercial real estate, and higher sales of warrants and other equity interests. These increases were offset in part by a reduction in earnings related to the lower investment levels and increased operating expenses.

MID-MARKET FINANCING operating profit increased to $622 million in 1997, compared with $558 million in 1996, which was up from $467 million in 1995. Asset growth from higher volumes and acquisitions of businesses and portfolios was the most significant contributing factor in both years.

SPECIALTY INSURANCE operating profit increased to $434 million in 1997 from $348 million in 1996, which increased from $325 million in 1995. The increases in both years primarily reflected higher investment income, the result of continued growth in investment portfolios and higher gains on investment securities, improved earnings in the mortgage insurance business, the result of improved market conditions, as well as contributions of acquired businesses. Higher insurance losses, reserves and other costs and expenses partially offset these increases.

INTERNATIONAL OPERATIONS

The Corporation's international operations include its operations located outside the United States and certain of its operations that cannot be meaningfully associated with specific geographic areas (for example, shipping containers used on ocean-going vessels). The Corporation's international revenues were $10.7 billion in 1997, an increase of 31% from $8.1 billion in 1996, while international assets grew 35% from $50.9 billion at December 31, 1996, to $68.5 billion at the end of 1997. This revenue and asset growth occurred primarily in Europe and, to a lesser extent, in Canada and the Pacific Basin. These increases were attributable to the Corporation's continued expansion as a global provider of a wide range of services.

Recent economic developments in parts of Asia have altered somewhat the risks and opportunities of the Corporation's activities in affected economies. These activities encompass primarily leasing of aircraft and providing certain financial services within those Asian economies. As such, exposure exists to, among other things, increased receivable delinquencies and potential bad debts, delays in orders, principally related to aircraft-related equipment, and a slowdown in financial services activities. Conversely, new sourcing opportunities may arise and liberalization of financial regulations opens new opportunities to penetrate Asian financial services markets. Taken as a whole, while this situation bears close monitoring and increased management attention, the current situation is not expected to have a material adverse effect on the Corporation's financial position, results of operations or liquidity in 1998.

CAPITAL RESOURCES AND LIQUIDITY

STATEMENT OF FINANCIAL POSITION

INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by the Corporation's specialty insurance and annuity and investment businesses in support of obligations to policyholders and annuitants. The increase of $8.8 billion during 1997 was principally related to acquisitions and increases in fair value as well as investment of premiums received. A breakdown of the investment securities portfolio is provided in note 2 to the consolidated financial statements.

INVENTORIES were $786 million and $376 million at December 31, 1997 and 1996, respectively. The increase in 1997 primarily reflected acquisitions in the computer equipment distribution businesses.

FINANCING RECEIVABLES were $103.8 billion at year-end 1997, net of allowance for doubtful accounts, up $4.1 billion over 1996. These receivables are discussed on page 19 and in notes 3 and 4 to the consolidated financial statements.

OTHER RECEIVABLES were $11.9 billion and $8.5 billion at December 31, 1997 and 1996, respectively. Of the 1997 increase, $1.2 billion was attributable to acquisitions and the remainder resulted from core growth.

EQUIPMENT ON OPERATING LEASES was $18.7 billion at December 31, 1997, up $2.6 billion from 1996. Details by category of investment can be found in note 6 to the consolidated financial statements. Additions to equipment on operating leases were $6.8 billion during 1997 versus $5.3 billion during 1996, principally reflecting a shift in auto lease volume from financing leases to operating leases and increased acquisitions of new aircraft.

INTANGIBLE ASSETS were $9.5 billion at year-end 1997, up from $7.6 billion at year-end 1996. The $1.9 billion increase in intangible assets related primarily to goodwill from acquisitions.

OTHER ASSETS totaled $24.0 billion at year-end 1997, compared with $19.5 billion at the end of 1996. The $4.5 billion increase related principally to increases in assets acquired for resale, primarily residential mortgages, and increased "separate accounts," which are investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS were $50.2 billion at year-end 1997, $6.9 billion higher than in 1996. The increase was primarily attributable to acquisitions in 1997 and the increase in separate accounts. For additional information on these liabilities, see note 11 to the consolidated financial statements.

BORROWINGS were $136.8 billion at December 31, 1997, of which $91.7 billion is due in 1998 and $45.1 billion is due in subsequent years. Comparable amounts at the end of 1996 were $121.8 billion total, $75.0 billion due within one year and $46.8 billion due thereafter. The Corporation's composite interest rates are discussed on page 13. A large portion of the Corporation's borrowings ($67.6 billion and $51.2 billion at the end of 1997 and 1996, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of the Corporation's commercial paper were 44 days and 5.83% at the end of 1997, compared with 42 days and 5.58% at the end of 1996.

GE Capital leverage (ratio of debt to equity, excluding from equity net unrealized gains on investment securities) was 7.94 to 1 at the end of 1997 and
7.92 to 1 at the end of 1996. By comparison, including in equity net unrealized gains on investment securities, the GE Capital ratio of debt to equity was 7.45 to 1 at the end of 1997 and 7.84 to 1 at the end of 1996.

GE Company has committed to contribute capital to GE Capital in the event of either a decrease below a specified level in the ratio of GE Capital's earnings to fixed charges, or a failure to maintain a specified debt-to-equity ratio in the event certain GE Capital preferred stock is redeemed. GE Company also has guaranteed the Corporation's subordinated debt with a face amount of $700 million at December 31, 1997 and 1996. Management believes the likelihood that GE Company will be required to contribute capital under either the commitments or the guarantees is remote.

STATEMENT OF CASH FLOWS

One of the Corporation's primary sources of cash is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have increased by $18.4 billion. New borrowings of $79.7 billion having maturities longer than 90 days were added during those years, while $63.9 billion of such longer-term borrowings were retired. The Corporation also generated $23.7 billion of cash from continuing operating activities during the last three years.

The Corporation's principal use of cash has been investing in assets to grow its businesses. Of the $52.6 billion that the Corporation invested in continuing operations over the past three years, $15.5 billion was used for additions to financing receivables; $16.1 billion was used to invest in new equipment, principally for lease to others; and $12.8 billion was used for acquisitions of new businesses.

With the financial flexibility that comes with excellent credit ratings, management believes the Corporation should be well positioned to meet the global needs of its customers for capital and to continue growing its diversified asset base.

INTEREST RATE AND CURRENCY RISK MANAGEMENT

In normal operations, the Corporation must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

The Corporation uses various financial instruments, particularly interest rate and currency swaps, but also futures, options and currency forwards, to manage risks. The Corporation is exclusively an end user of these instruments, which are commonly referred to as derivatives. The Corporation does not engage in any derivatives trading, market-making or other speculative activities in the derivative markets. More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in notes 1, 10 and 21 to the consolidated financial statements.

The Corporation manages its exposure to changes in interest rates, in part, by funding its assets with an appropriate mix of fixed and variable rate debt and its exposure to currency fluctuations principally by funding local currency denominated assets with debt denominated in those same currencies. It uses interest rate swaps, currency swaps (including non-U.S. currency and cross currency interest rate swaps) and currency forwards to achieve lower borrowing costs. Substantially all of these derivatives have been designated as modifying interest rates and/or currencies associated with specific debt instruments.

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

The Corporation is exposed to prepayment risk in certain of its business activities, such as in its mortgage servicing and annuities activities. In order to hedge those exposures, the Corporation uses swaps, futures, and option-based financial instruments. These instruments generally behave based on limits ("caps", "floors" or "collars") on interest rate movement. These swaps, futures and option-based instruments are governed by the credit risk policies described below and are transacted in either exchange-traded or over-the-counter markets.

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

COUNTERPARTY CREDIT CRITERIA                                  CREDIT RATING
                                                           --------------------
                                                                     STANDARD &
                                                            MOODY'S      POOR'S
                                                           --------    --------
Term of transaction
 Between one and five years ............................        Aa3         AA-
 Greater than five years ...............................        Aaa         AAA
Credit exposure limits
 Up to $50 million .....................................        Aa3         AA-
 Up to $75 million .....................................        Aaa         AAA

     o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 1997, the notional amount of long-term derivatives for which the counterparty was rated below Aa3/AA- was $5.1 billion. These amounts are the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Corporation's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses.

Following is an analysis of credit risk exposures for the last three years.

    PERCENTAGE OF NOTIONAL DERIVATIVE EXPOSURE BY COUNTERPARTY CREDIT RATING
-------------------------------------------------------------------------------
MOODY'S/STANDARD & POOR'S                         1997        1996        1995
-------------------------                      --------    --------    --------
Aaa/AAA ....................................         75%         78%         75%
Aa/AA ......................................         20%         17%         22%
A/A and below ..............................          5%          5%          3%

The optimal funding strategy is sometimes achieved by using multiple swaps. For example, to obtain fixed rate U.S. dollar funding, several alternatives are generally available. One alternative is a swap of non-U.S. dollar denominated fixed rate debt into U.S. dollars. The synthetic U.S. dollar denominated debt would be effectively created by taking the following steps: (1) issuing fixed rate, non-U.S. currency denominated debt, (2) entering into a swap under which fixed rate non-U.S. currency denominated interest will be received and floating rate non-U.S. currency denominated interest will be paid, and (3) entering into a swap under which floating rate non-U.S. currency principal and interest will be received and fixed rate U.S. dollar denominated principal and interest will be paid. The end result is, in every important respect, fixed rate U.S. dollar denominated financing with an element of controlled credit risk. The Corporation uses multiple swaps only as part of such transactions.

The interplay of the Corporation's credit risk policy with its funding activities is seen in the following example, in which the Corporation is assumed to have been offered three alternatives for funding five-year fixed rate U.S. dollar assets with five-year fixed rate U.S. dollar debt.

                                                        SPREAD OVER
                                                            U.S.
                                                         TREASURIES
                                                             IN
                                                           BASIS
                                                           POINTS   COUNTERPARTY
                                                        ----------- ------------
1.  Fixed rate five-year medium term note ...........        +65         --
2.  U.S. dollar commercial paper swapped into
      five-year U S. dollar fixed rate funding ......        +40          A
3.  Swiss franc fixed rate debt swapped into
      five-year U.S dollar fixed rate funding .......        +35          B

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

The Securities and Exchange Commission requires that registrants disclose information about potential effects of changes in interest rates and currency exchange. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock-tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rates and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

 o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would reduce the 1998 net earnings of the Corporation based on year-end 1997 positions by approximately $100 million.

 o One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1997 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Corporation assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would reduce the 1998 net earnings of the Corporation based on year-end 1997 positions by an insignificant amount.

PORTFOLIO QUALITY

FINANCING RECEIVABLES are the Financing segment's largest asset and its primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $106.6 billion at the end of 1997 from $102.4 billion at the end of 1996, principally reflecting acquisition growth and origination volume that were partially offset by securitizations of receivables. The related allowance for losses at the end of 1997 amounted to $2.8 billion (2.63% of receivables - the same as 1996 and 1995) and, in management's judgment, is appropriate given the risk profile of the portfolio. A discussion of the quality of certain elements of the portfolio of financing receivables follows. Further details are included in notes 3, 4 and 6 to the consolidated financial statements.

"Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning"
receivables are commercial receivables whose terms have been restructured to a below-market yield. The following discussion of nonearning and reduced-earning receivable balances and write-off amounts excludes amounts related to Montgomery Ward Holding Corp. and affiliates which are separately discussed below.

CONSUMER FINANCING RECEIVABLES at year-end 1997 and 1996 are shown in the following table:

(In millions)                                                 1997        1996
                                                           --------    --------
Credit card and personal loans .........................   $ 25,773    $ 27,127
Auto loans .............................................      8,973       5,915
Auto financing leases ..................................     13,346      13,113
                                                           --------    --------
  Total consumer financing receivables .................   $ 48,092    $ 46,155
                                                           ========    ========

Nonearning .............................................   $  1,049    $    926
  - As a percentage of total ...........................        2.2%        2.0%
Receivable write-offs for the year .....................   $  1,298    $    870

The decrease in credit card and personal loan portfolios primarily resulted from securitization of receivables, partially offset by portfolio acquisitions and origination volume. Both the auto loan and financing lease portfolios increased as a result of acquisition growth; however, the increase in auto financing leases was partially offset by a shift in U.S. lease volume from financing leases to operating leases. Nonearning receivables did not change significantly during 1997. A substantial amount of the nonearning consumer receivables were U.S. private-label credit card loans which were subject to various loss-sharing arrangements that provide full or partial recourse to the originating retailer. Increased write-offs of consumer receivables were primarily attributable to the impact of higher delinquencies and personal bankruptcies on the credit card loan portfolios in the United States, consistent with overall industry experience, as well as higher average receivable balances worldwide.

OTHER FINANCING RECEIVABLES, totaling $58.5 billion at December 31, 1997, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $2.3 billion during 1997, primarily because of increased origination volume, partially offset by sales of receivables. Related nonearning and reduced-earning receivables were $353 million at year-end 1997, compared with $471 million at year-end 1996.

As discussed in note 3 to the consolidated financial statements, Montgomery Ward Holding Corp. ("MWHC") filed a bankruptcy petition for reorganization in 1997. MWHC reported losses from operations during 1997, and the Corporation's share of such losses was $380 million (after tax). The Corporation recorded its share of losses by reducing its investments in MWHC, resulting in the writing off of its investments in MWHC common and preferred stock. In addition to those equity investments, the Corporation has other investments, primarily inventory financing, that resulted from ordinary course of business transactions with MWHC and affiliates. Such investments, after reduction for the Corporation's share of losses as discussed above, amounted to approximately $795 million at December 31, 1997 ($617 million classified as financing receivables). Income recognition had been suspended on these pre-bankruptcy investments. Subsequent to the petition, the Corporation committed to provide MWHC up to $1.0 billion in debtor-in-possession financing, subject to certain conditions, in order to fund working capital requirements and general corporate expenses. A majority of this facility has been syndicated; total borrowings under this facility at December 31, 1997, were insignificant. The Corporation also provides financing to customers of MWHC and affiliates through the Corporation's wholly-owned affiliates, Montgomery Ward Credit Corporation and Monogram Credit Card Bank of Georgia. These receivables, which represent revolving credit card transactions directly with customers of MWHC and affiliates, aggregated approximately $4,232 million at December 31, 1997, including $1,755 million that have been sold with recourse by the Corporation's affiliates. The obligations of customers with respect to these receivables are not affected by the bankruptcy filing. MWHC and its affiliates, under new management in 1997, are continuing their restructuring efforts as well as developing a plan of reorganization.

The Corporation held loans and leases to commercial airlines amounting to $9.0 billion at the end of 1997, up from $8.2 billion at the end of 1996. The Corporation's commercial aircraft positions also included financial guarantees, funding commitments and aircraft orders as discussed in note 6 to the consolidated financial statements.

ENTERING 1998, management believes that continued vigilant attention to risk management and controllership and a strong focus on quality - complete satisfaction of customer needs - position it to deal effectively with the increasing competition in an ever-changing economy.

YEAR 2000

Year 2000 compliance programs and information systems modifications have been initiated in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, including enterprise systems, and by monitoring supplier and other third-party interfaces. While there can be no assurance that all such modifications will be successful, management does not expect that either costs of modifications or consequences of any unsuccessful modifications should have a material adverse effect on the Corporation's financial position, results of operations or liquidity.

NEW ACCOUNTING STANDARDS

New accounting standards issued in 1997 are described below. Neither of these standards will have any effect on the financial position or results of operations of the Corporation. The Financial Accounting Standards Board issued two Statements of Financial Accounting Standards ("SFAS") that will affect presentation in the Corporation's 1998 Annual Report on Form 10-K. SFAS No. 130, Reporting Comprehensive Income, will require display of certain information about adjustments to equity - most notably, adjustments arising from market value changes in marketable securities. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, will require additional information about industry segments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information about potential effects of changes in interest rates and currency exchange on the Corporation is discussed on pages 17-19.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
General Electric Capital Corporation:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Corporation and consolidated affiliates at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP

Stamford, Connecticut
February 13, 1998

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   STATEMENT OF CURRENT AND RETAINED EARNINGS


For the years ended December 31 (In millions)                                     1997        1996        1995
                                                                               --------    --------    --------
REVENUES
Time sales, loan and other income (Note 14) ................................   $ 11,877    $ 11,305    $ 10,006
Operating lease rentals ....................................................      4,819       4,341       4,079
Financing leases ...........................................................      3,499       3,485       3,176
Investment income ..........................................................      4,071       2,377       1,631
Premium and commission income of insurance affiliates (Note 11) ............      4,516       3,136       1,820
Sales of goods .............................................................      4,622       1,926         467
                                                                               --------    --------    --------
  Total revenues ...........................................................     33,404      26,570      21,179
                                                                               --------    --------    --------

EXPENSES
Interest ...................................................................      7,330       7,042       6,455
Operating and administrative (Note 15) .....................................      9,472       7,565       5,747
Insurance losses and policyholder and annuity benefits (Note 11) ...........      4,825       3,183       2,031
Cost of goods sold .........................................................      4,147       1,720         415
Provision for losses on financing receivables (Note 4) .....................      1,421       1,033       1,117
Depreciation and amortization of buildings and equipment
 and equipment on operating leases (Notes 6 & 7) ...........................      2,443       2,137       2,001
Minority interest in net earnings of consolidated affiliates ...............         40          86          81
                                                                               --------    --------    --------
  Total expenses ...........................................................     29,678      22,766      17,847
                                                                               --------    --------    --------
Earnings before income taxes ...............................................      3,726       3,804       3,332
Provision for income taxes (Note 16) .......................................       (997)     (1,172)     (1,071)
                                                                               --------    --------    --------
NET EARNINGS ...............................................................      2,729       2,632       2,261
Dividends paid (Note 13) ...................................................     (1,546)       (891)     (1,645)
Retained earnings at January 1 .............................................     10,678       8,937       8,321
                                                                               --------    --------    --------
RETAINED EARNINGS AT DECEMBER 31 ...........................................   $ 11,861    $ 10,678    $  8,937
                                                                               ========    ========    ========


See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                         STATEMENT OF FINANCIAL POSITION

At December 31 (In millions)                                                                  1997        1996
                                                                                           --------    --------
ASSETS
Cash and equivalents ...................................................................   $  4,648    $  3,074
Investment securities (Note 2) .........................................................     53,103      44,340
Financing receivables (Note 3):
  Time sales and loans, net of deferred income .........................................     64,832      62,832
  Investment in financing leases, net of deferred income ...............................     41,769      39,575
                                                                                           --------    --------
                                                                                            106,601     102,407
  Allowance for losses on financing receivables (Note 4) ...............................     (2,802)     (2,693)
                                                                                           --------    --------
    Financing receivables - net ........................................................    103,799      99,714
Other receivables - net (Note 5) .......................................................     11,925       8,456
Equipment on operating leases (at cost), less accumulated amortization of $6,126
  and $5,625 (Note 6) ..................................................................     18,689      16,134
Buildings and equipment (at cost), less accumulated depreciation of $1,421
  and $1,188 (Note 7) ..................................................................      2,335       1,647
Intangible assets (Note 8) .............................................................      9,459       7,594
Inventory ..............................................................................        786         376
Other assets (Note 9) ..................................................................     24,033      19,481
                                                                                           --------    --------
  TOTAL ASSETS .........................................................................   $228,777    $200,816
                                                                                           ========    ========

LIABILITIES AND EQUITY
Short-term borrowings (Note 10) ........................................................   $ 91,680    $ 74,971
Long-term borrowings (Note 10) .........................................................     45,134      46,821
                                                                                           --------    --------
  Total borrowings .....................................................................    136,814     121,792
Accounts payable .......................................................................      6,003       5,618
Insurance liabilities, reserves and annuity benefits (Note  11) ........................     50,248      43,263
Other liabilities ......................................................................      8,312       6,466
Deferred income taxes (Note 16) ........................................................      8,167       7,472
                                                                                           --------    --------
  Total liabilities ....................................................................    209,544     184,611
                                                                                           --------    --------
Minority interest in equity of consolidated affiliates (Note 12) .......................        860         679
                                                                                           --------    --------
Variable  cumulative  preferred stock, $100 par value,  liquidation  preference
  $100,000 per share (23,000  shares authorized at December 31, 1997 and 1996;
  22,300 shares and 18,000 shares outstanding at December 31, 1997 and 1996,
  respectively) ........................................................................          2           2
Common stock, $200 par value (3,866,000 shares authorized and 3,837,825 shares
  outstanding at December 31, 1997 and 1996) ...........................................        768         768
Additional paid-in capital .............................................................      4,744       4,024
Retained earnings ......................................................................     11,861      10,678
Unrealized gains on investment securities ..............................................      1,145         149
Foreign currency translation adjustments ...............................................       (147)        (95)
                                                                                           --------    --------
  Total equity (Note 13) ...............................................................     18,373      15,526
                                                                                           --------    --------
  TOTAL LIABILITIES AND EQUITY .........................................................   $228,777    $200,816
                                                                                           ========    ========


See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                             STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)                                     1997        1996        1995
                                                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...............................................................   $  2,729    $  2,632    $  2,261
Adjustments to reconcile net earnings to cash provided from
 operating activities:
  Provision for losses on financing receivables ............................      1,421       1,033       1,117
  Increase in insurance liabilities, reserves and annuity benefits .........      1,825       1,373       1,006
  Increase in inventories ..................................................       (244)        (58)        (15)
  Increase in deferred income taxes ........................................        588       1,025         653
  Depreciation and amortization of buildings and equipment and
    equipment on operating leases ..........................................      2,443       2,137       2,001
  Increase in accounts payable .............................................        138         422         720
  Other - net ..............................................................     (2,782)        853         372
                                                                               --------    --------    --------
 Cash from operating activities ............................................      6,118       9,417       8,115
                                                                               --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in financing receivables (Note 20) ............................     (1,898)     (2,278)    (11,309)
Buildings and equipment and equipment on operating leases
 - additions ...............................................................     (6,160)     (5,348)     (4,628)
 - dispositions ............................................................      2,209       1,326       1,495
Payments for principal businesses purchased, net of cash acquired ..........     (3,820)     (4,385)     (4,600)
All other investing activities (Note 20) ...................................     (5,163)     (5,405)     (2,617)
                                                                               --------    --------    --------
 Cash used for investing activities ........................................    (14,832)    (16,090)    (21,659)
                                                                               --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities of 90 days or less) ...................     12,964      10,996      (5,547)
Newly issued debt (maturities longer than 90 days) (Note 20) ...............     20,825      22,345      36,480
Repayments and other reductions (maturities longer than 90 days) (Note 20) .    (22,757)    (24,056)    (17,045)
Dividends paid .............................................................     (1,540)       (891)       (961)
Issuance of preferred stock in excess of par value .........................        430        --           924
Issuance of variable cumulative preferred stock by consolidated affiliate ..        175         125         120
All other financing activities (Note 20) ...................................        191         (88)        177
                                                                               --------    --------    --------
 Cash from financing activities ............................................     10,288       8,431      14,148
                                                                               --------    --------    --------

INCREASE IN CASH AND EQUIVALENTS DURING THE YEAR ...........................      1,574       1,758         604
CASH AND EQUIVALENTS AT BEGINNING OF YEAR ..................................      3,074       1,316         712
                                                                               --------    --------    --------
CASH AND EQUIVALENTS AT END OF YEAR ........................................   $  4,648    $  3,074    $  1,316
                                                                               ========    ========    ========


See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - The consolidated financial statements represent the adding together of General Electric Capital Corporation ("the Parent") and all of its majority-owned and controlled affiliates ("consolidated affiliates"), (collectively called "the Corporation"). All outstanding common stock of the Parent is owned by General Electric Capital Services, Inc. ("GE Capital Services"), all of whose common stock is owned by General Electric Company ("GE Company"). All significant transactions among the Parent and consolidated affiliates have been eliminated. Other associated companies, generally companies that are 20% to 50% owned and over which the Corporation, directly or indirectly, has significant influence, are included in other assets and valued at the appropriate share of equity plus loans and advances. Certain prior-year amounts have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

METHODS OF RECORDING REVENUES FROM SERVICES (EARNED INCOME) - Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Interest income on impaired loans is recognized either as cash is collected or on a cost recovery basis as conditions warrant.

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

SALES OF GOODS - A sale is recorded when title passes to the customer.

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

INVESTMENT SECURITIES - Investments in debt and marketable equity securities are reported at fair value. Substantially all investment securities are designated as available for sale, with unrealized gains and losses included in equity, net of applicable taxes and other adjustments. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

INVENTORIES - The Corporation's inventories consist primarily of finished products held for sale. All inventories are stated at the lower of cost or realizable values. Cost is primarily determined on a first-in, first-out basis.

EQUIPMENT ON OPERATING LEASES - Equipment is amortized, principally on a straight-line basis, to estimated net salvage value over the lease term or the estimated economic life of the equipment.

BUILDINGS AND EQUIPMENT - Depreciation is recorded on either a sum-of-the-years digits formula or a straight-line basis over the lives of the assets.

INTANGIBLE ASSETS - Goodwill is amortized over its estimated period of benefit on a straight-line basis; other intangible assets are amortized on appropriate bases over their estimated lives. No amortization period exceeds 40 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values, depending on the nature of the assets.

INTEREST RATE AND CURRENCY RISK MANAGEMENT - As a matter of policy, the Corporation does not engage in derivatives trading, market-making or other speculative activities. The Corporation uses swaps primarily to optimize funding costs. To a lesser degree, and in combination with options and limit contracts, the Corporation uses swaps to stabilize cash flows from mortgage-related assets.

Interest rate and currency swaps that modify borrowings or designated assets, including swaps associated with forecasted commercial paper renewals, are accounted for on an accrual basis. The Corporation requires all other swaps, as well as futures, options and currency forwards, to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Any instrument designated but ineffective as a hedge is marked to market and recognized in operations immediately.

INSURANCE ACCOUNTING POLICIES - Accounting policies for insurance businesses are as follows.

PREMIUM INCOME. Insurance premiums are reported as earned income as follows:

  o For short-duration insurance contracts (including property and casualty, accident and health, and financial guaranty insurance), premiums are reported as earned income, generally on a pro rata basis, over the terms of the related agreements. For retrospectively rated reinsurance contracts, premium adjustments are recorded based on estimated losses and loss expenses, taking into consideration both case and incurred-but-not-reported reserves.

  o  For  traditional  long-duration   insurance  contracts  (including term and
     whole life contracts and annuities payable for the life of the annuitant), premiums are reported as earned income when due.

  o For investment contracts and universal life contracts, premiums received are reported as liabilities, not as revenues. Universal life contracts are long-duration insurance contracts with terms that are not fixed and guaranteed; for these contracts, revenues are recognized for assessments against the policyholder's account, mostly for mortality, contract initiation, administration and surrender. Investment contracts are contracts that have neither significant mortality nor significant morbidity risk, including annuities payable for a determined period; for these contracts, revenues are recognized on the associated investments and amounts credited to policyholder accounts are charged to expense.

DEFERRED POLICY ACQUISITION COSTS. Costs that vary with and are primarily related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized over the respective policy terms.

  o For short-duration insurance contracts, these costs are amortized pro rata over the contract periods in which the related premiums are earned.

  o For traditional long-duration insurance contracts, these costs are amortized over the respective contract periods in proportion to either anticipated premium income or, in the case of limited-payment contracts, estimated benefit payments.

  o For investment contracts and universal life contracts, these costs are amortized on the basis of anticipated gross profits.

Periodically, deferred policy acquisition costs are reviewed for recoverability;
anticipated   investment   income  is   considered   in  making   recoverability
evaluations.

PRESENT VALUE OF FUTURE PROFITS. The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance enterprises is recorded as the present value of future profits ("PVFP"). PVFP is amortized over the respective policy terms in a manner similar to deferred policy acquisition costs; unamortized balances are adjusted to reflect experience and impairment, if any.


NOTE 2.        INVESTMENT SECURITIES

A summary of investment securities follows:

(In millions)                                                                  GROSS        GROSS
                                                                  AMORTIZED  UNREALIZED  UNREALIZED   ESTIMATED
DECEMBER 31, 1997                                                    COST       GAINS       LOSSES   FAIR VALUE
                                                                   --------    --------    --------    --------
Debt securities:
 U.S. corporate ................................................   $ 22,308    $    972    $    (49)   $ 23,231
 State and municipal ...........................................      5,235         290          (l)      5,524
 Mortgage-backed ...............................................      9,777         255         (27)     10,005
 Corporate - non-U.S. ..........................................      5,953         258          (6)      6,205
 Government - non-U.S. .........................................      1,257          30        --         1,287
 U.S. government and federal agency ............................      1,838          86          (3)      1,921
Equity securities ..............................................      4,617         367         (54)      4,930
                                                                   --------    --------    --------    --------
                                                                   $ 50,985    $  2,258    $   (140)   $ 53,103
                                                                   ========    ========    ========    ========
DECEMBER 31, 1996

Debt securities:
 U.S. corporate ................................................   $ 21,093    $    294    $   (637)   $ 20,750
 State and municipal ...........................................      4,366         120         (26)      4,460
 Mortgage-backed ...............................................      9,139         240        (100)      9,279
 Corporate - non-U.S. ..........................................      3,140          53         (11)      3,182
 Government - non-U.S. .........................................        779           5          (1)        783
 U.S. government and federal agency ............................      1,824          31          (5)      1,850
Equity securities ..............................................      3,728         325         (17)      4,036
                                                                   --------    --------    --------    --------
                                                                   $ 44,069    $  1,068    $   (797)   $ 44,340
                                                                   ========    ========    ========    ========

The majority of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages.

At December 31, 1997, contractual maturities of debt securities, other than mortgage-backed securities, were as follows:

                                                          AMORTIZED   ESTIMATED
(In millions)                                                COST    FAIR VALUE
                                                           --------    --------
Due in:
 1998 ..................................................   $  1,568    $  1,575
 1999-2002 .............................................     10,272      10,528
 2003-2007 .............................................      9,289       9,638
 2008 and later ........................................     15,462      16,427

It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties. Proceeds from sales of investment securities in 1997 were $8,485 million ($5,375 million in 1996 and $6,225 million in 1995). Gross realized gains were $618 million in 1997 ($321 million in 1996 and $241 million in 1995). Gross realized losses were $81 million in 1997 ($96 million in 1996 and $86 million in 1995).


NOTE 3.        FINANCING RECEIVABLES

Financing receivables at December 31, 1997 and 1996, are shown below.

(In millions)                                                 1997        1996
                                                           --------    --------
Time sales and loans:
 Consumer Services .....................................   $ 42,270    $ 40,479
 Specialized Financing .................................     13,974      14,832
 Mid-Market Financing ..................................     11,401       9,978
 Equipment Management ..................................        469         448
 Specialty Insurance ...................................        202         339
                                                           --------    --------
                                                             68,316      66,076
Deferred income ........................................     (3,484)     (3,244)
                                                           --------    --------
  Time sales and loans - net of deferred income ........     64,832      62,832
                                                           --------    --------

Investment in financing leases:
 Direct financing leases ...............................     38,616      36,576
 Leveraged leases ......................................      3,153       2,999
                                                           --------    --------
  Investment in financing leases .......................     41,769      39,575
                                                           --------    --------
                                                            106,601     102,407
Less allowance for losses (Note 4) .....................     (2,802)     (2,693)
                                                           --------    --------
                                                           $103,799    $ 99,714
                                                           ========    ========


Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 1997 and 1996, specialized financing and consumer services loans included $10,503 million and $12,075 million, respectively, for commercial real estate loans. Note 6 contains information on commercial airline loans and leases.

At December 31, 1997, contractual maturities for time sales and loans were $28,983 million in 1998; $12,792 million in 1999; $7,967 million in 2000; $5,156 million in 2001; $3,985 million in 2002 and $9,433 million thereafter - aggregating $68,316 million. Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment and medical equipment, as well as other manufacturing, power generation, mining and commercial equipment and facilities.

As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, the Corporation is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. The Corporation generally is entitled to any residual value of leased assets.

Investment in direct financing and leveraged leases represents unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. The Corporation has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases; such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The Corporation's share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment.

The Corporation's net investment in financing leases at December 31, 1997 and 1996, is shown below.

                                                  TOTAL                    DIRECT
                                             FINANCING LEASES        FINANCING LEASES        LEVERAGED LEASES
                                           --------------------    --------------------    --------------------
(In millions)                                 1997        1996        1997        1996        1997        1996
                                           --------    --------    --------    --------    --------    --------
Total minimum lease payments receivable    $ 58,543    $ 54,009    $ 42,901    $ 40,555    $ 15,642    $ 13,454
Less principal and interest on
 third-party nonrecourse debt ..........    (12,097)    (10,213)       --          --       (12,097)    (10,213)
                                           --------    --------    --------    --------    --------    --------
 Net rentals receivable ................     46,446      43,796      42,901      40,555       3,545       3,241
Estimated unguaranteed residual value
 of leased assets ......................      5,591       6,248       4,244       4,906       1,347       1,342
Less deferred income ...................    (10,268)    (10,469)     (8,529)     (8,885)     (1,739)     (1,584)
                                           --------    --------    --------    --------    --------    --------
 Investment in financing leases ........     41,769      39,575      38,616      36,576       3,153       2,999

Less:  Allowance for losses ............       (656)       (720)       (575)       (641)        (81)        (79)
       Deferred taxes arising from
        financing leases ...............     (7,909)     (7,488)     (4,671)     (4,077)     (3,238)     (3,411)
                                           --------    --------    --------    --------    --------    --------
Net investment in financing leases .....   $ 33,204    $ 31,367    $ 33,370    $ 31,858    $   (166)   $   (491)
                                           ========    ========    ========    ========    ========    ========

At December 31, 1997, contractual maturities for net rentals receivable under financing leases were $12,820 million in 1998; $10,616 million in 1999; $8,395 million in 2000; $3,871 million in 2001; $2,371 million in 2002 and $8,373 million thereafter - aggregating $46,446 million. As with time sales and loans, experience has shown that a portion of receivables will be paid prior to contractual maturity and these amounts should not be regarded as forecasts of future cash flows.

The Corporation has a noncontrolling investment in the common stock of Montgomery Ward Holding Corp. ("MWHC") which, together with its wholly-owned subsidiary, Montgomery Ward & Co., Incorporated ("MWC"), is engaged in retail merchandising and direct response marketing, the latter conducted primarily through Signature Financial/Marketing Inc. ("Signature"), which markets consumer club and insurance products. On July 7, 1997, MWHC, MWC and certain of their affiliates (excluding Signature) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, inventory financing loans to MWHC and affiliates became "impaired" loans (as defined below) because, due to the automatic stay in bankruptcy, the Corporation is not receiving current interest payment on its loans and, in management's judgment, it is therefore probable that the Corporation will be unable to collect all amounts due according to original contractual terms of the loan agreements. The total amount of such loans was $617 million at December 31, 1997. The nonearning and reduced-earning receivable balances and the impaired loan balances discussed below exclude amounts related to MWHC and affiliates.

Nonearning consumer receivables were $1,049 million and $926 million at December 31, 1997 and 1996, respectively, a substantial amount of which were U.S. private-label credit card loans subject to various loss-sharing agreements that provide full or partial recourse to the originating retailer. Nonearning and reduced-earning receivables other than consumer receivables were $353 million and $471 million at year-end 1997 and 1996, respectively.

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

Under these principles, the Corporation has two types of "impaired" loans as of December 31, 1997 and 1996: loans requiring allowances for losses ($339 million and $583 million, respectively) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($167 million and $187 million, respectively) - allowances for losses on these loans were $170 million and $222 million, respectively. Average investment in these loans during 1997 and 1996 was $647 million and $842 million, respectively, before allowance for losses; interest income earned, principally on the cash basis, while they were considered impaired was $32 million and $30 million in 1997 and 1996, respectively.


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

(In millions)                                                                     1997        1996        1995
                                                                               --------    --------    --------
Balance at January 1 .......................................................   $  2,693    $  2,519    $  2,062
Provisions charged to operations ...........................................      1,421       1,033       1,117
Net transfers primarily related to companies acquired or sold ..............        127         139         217
Amounts written off - net ..................................................     (1,439)       (998)       (877)
                                                                               --------    --------    --------
Balance at December 31 .....................................................   $  2,802    $  2,693    $  2,519
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


NOTE 5.        OTHER RECEIVABLES

This account includes reinsurance recoverables of $2,206 million and $1,691 million and insurance-related receivables of $1,830 million and $1,267 million at year-end 1997 and 1996, respectively. Premium receivables, funds on deposit with reinsurers and policy loans are included in insurance-related receivables. Also in other receivables are trade receivables, accrued investment income, operating lease receivables and a variety of sundry items.

NOTE 6.        EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 1997 and 1996, are shown below.

(In millions)                                                                                 1997        1996
                                                                                           --------    --------
Original cost
 Vehicles ..............................................................................   $  9,144    $  6,789
 Aircraft ..............................................................................      7,686       6,647
 Marine shipping containers ............................................................      2,774       3,053
 Railroad rolling stock ................................................................      2,367       2,093
 Other .................................................................................      2,844       3,177
                                                                                           --------    --------
                                                                                             24,815      21,759
Accumulated amortization ...............................................................     (6,126)     (5,625)
                                                                                           --------    --------
                                                                                           $ 18,689    $ 16,134
                                                                                           ========    ========

Amortization of equipment on operating leases was $2,102 million, $1,848 million and $1,702 million in 1997, 1996 and 1995, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1997 totaled $10,438 million and are due as follows: $3,247 million in 1998; $2,243 million in 1999; $1,473 million in 2000; $935 million in 2001; $628 million in 2002 and $1,912 million thereafter.

The Corporation acts as a lender and lessor to the commercial airline industry. At December 31, 1997 and 1996, the balance of such loans, leases and equipment leased to others was $8,980 million and $8,240 million, respectively. In addition, at December 31,1997, the Corporation had issued financial guarantees and funding commitments of $123 million ($221 million at year-end 1996) and had placed multiyear orders for various Boeing and Airbus aircraft with list prices of approximately $6.2 billion ($6.5 billion at year-end 1996).


NOTE 7.        BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, data processing equipment, vehicles, furniture and office equipment. Depreciation expense was $341 million in 1997, $289 million in 1996 and $299 million in 1995.


NOTE 8.        INTANGIBLE ASSETS

Intangible assets at December 31, 1997 and 1996, are shown in the table below.

(In millions)                                                                                 1997        1996
                                                                                           --------    --------
Goodwill ...............................................................................   $  7,368    $  5,031
Present value of future profits ("PVFP") ...............................................      1,671       2,271
Other intangibles ......................................................................        420         292
                                                                                           --------    --------
                                                                                           $  9,459    $  7,594
                                                                                           ========    ========

The Corporation's intangible assets are shown net of accumulated amortization of $2,098 million at December 31, 1997, and $1,518 million at December 31, 1996.

PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 13% to 8% of the year-end 1997 unamortized balance for each of the next five years.

NOTE 9.        OTHER ASSETS

Other assets at December 31, 1997 and 1996, are shown in the table below.

(In millions)                                                                                 1997        1996
                                                                                           --------    --------
Investments:
 Assets acquired for resale ............................................................   $  4,403    $  2,993
 Investments in and advances to associated companies ...................................      4,626       4,841
 Real estate ventures ..................................................................      2,326       2,469
 Other .................................................................................      1,986       1,022
                                                                                           --------    --------
                                                                                             13,341      11,325
Separate accounts ......................................................................      4,851       3,447
Servicing assets .......................................................................      1,710       1,663
Deferred insurance acquisition costs ...................................................      1,671         940
Other ..................................................................................      2,460       2,106
                                                                                           --------    --------
                                                                                           $ 24,033    $ 19,481
                                                                                           ========    ========

Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 11.


NOTE 10.       BORROWINGS

Total short-term borrowings at December 31, 1997 and 1996, consisted of the following:

                                                                            1997                  1996
                                                                   --------------------    --------------------
                                                                                AVERAGE                 AVERAGE
(Dollars in millions)                                               AMOUNT       RATE       AMOUNT       RATE
                                                                   --------    --------    --------    --------
Commercial paper - U.S. ........................................   $ 63,819        5.93%   $ 47,511        5.68%
Commercial paper - non-U.S. ....................................      3,879        4.18       3,737        4.30
Current portion of long-term debt ..............................     15,101        6.30<F1>  16,471        6.17<F1>
Other ..........................................................      8,881                   7,252
                                                                   --------                --------
                                                                   $ 91,680                $ 74,971
                                                                   ========                ========

<F1>  Includes the effects of associated interest rate and currency swaps.

Total long-term borrowings at December 31, 1997 and 1996, were as follows:

                                                                     1997
                                                                    AVERAGE
                                                                     RATE
(Dollars in millions)                                                <F1>    MATURITIES       1997        1996
                                                                   --------    --------    --------    --------
Senior notes ...................................................       6.58%  1999-2055    $ 44,437    $ 46,124
Subordinated notes <F2> ........................................       8.04   2006-2012         697         697
                                                                                           --------    --------
                                                                                           $ 45,134    $ 46,821
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

LIQUIDITY requirements of the Corporation are principally met through the credit markets. Maturities of long-term borrowings during the next five years, including the current portion of long-term debt, at December 31, 1997, were $15,101 million in 1998; $9,801 million in 1999; $6,927 million in 2000; $5,763 million in 2001 and $4,816 million in 2002.

At December 31, 1997, the Corporation held committed lines of credit aggregating $20.9 billion with 113 banks, including $11.8 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. A total of $6.9 billion and $1.4 billion of these credit lines were also available for use by GE Capital Services and GE Company, respectively. Also, at December 31, 1997, substantially all of the approximately $3.9 billion of GE Company's credit lines were available for use by the Corporation or GE Capital Services. During 1997, neither the Corporation, GE Capital Services nor GE Company borrowed under any of these credit lines. The Corporation compensates banks for credit facilities in the form of fees which were insignificant in each of the past three years.

INTEREST RATES ARE MANAGED by the Corporation in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. A variety of instruments, including interest rate and currency swaps and currency forwards, are employed to achieve management's interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly.

The following table shows the Corporation's borrowing positions at December 31, 1997 and 1996, considering the effects of swaps.

(In millions)                                                                                 1997        1996
                                                                                           --------    --------
EFFECTIVE BORROWINGS (INCLUDING SWAPS)
Short-term .............................................................................   $ 53,366    $ 45,076
                                                                                           ========    ========
Long-term (including current portion)
 Fixed rate <F1> .......................................................................   $ 58,474    $ 53,735
 Floating rate .........................................................................     24,974      22,981
                                                                                           --------    --------
Total long-term ........................................................................   $ 83,448    $ 76,716
                                                                                           ========    ========

<F1> Includes  the  notional  amount  of  long-term  interest  rate  swaps  that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 1997, interest rate swap maturities ranged from 1998 to 2029, and average interest rates for "synthetic" fixed-rate borrowings were 6.29% (6.43% at year-end 1996).

NOTE 11.       INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits at December 31, 1997 and 1996, are shown below.

(In millions)                                                                                 1997        1996
                                                                                           --------    --------
Investment contracts and universal life benefits .......................................   $ 25,961    $ 24,038
Life insurance benefits and other <F1> .................................................     11,967      10,974
Unpaid claims and claims adjustment expenses ...........................................      3,670       1,907
Unearned premiums ......................................................................      3,799       2,897
Separate accounts (see note 9) .........................................................      4,851       3,447
                                                                                           --------    --------
                                                                                           $ 50,248    $ 43,263
                                                                                           ========    ========

<F1> Life  insurance  benefits are accounted  for mainly by a  net-level-premium
     method using  estimated  yields   generally  ranging  from 5% to 9% in both
     1997 and 1996.

The liability for unpaid claims and claims adjustment expenses, principally property and casualty reserves, consists of both case and incurred-but-not-reported reserves. Where experience is not sufficient to determine reserves, industry averages are used. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are deducted from outstanding losses.

Activity in the liability for unpaid claims and claims adjustment expenses is summarized below.

(In millions)                                                                     1997        1996        1995
                                                                               --------    --------    --------
Balance at January 1 - gross ...............................................   $  1,907    $  1,432    $    999
Less reinsurance recoverables ..............................................       (117)        (76)       (138)
                                                                               --------    --------    --------
Balance at January 1 - net .................................................      1,790       1,356         861
Claims and expenses incurred:
 Current year ..............................................................      1,989       1,230         838
 Prior years ...............................................................         61          29          51
Claims and expenses paid:
 Current year ..............................................................     (1,144)       (541)       (359)
 Prior years ...............................................................       (902)       (614)       (394)
Claim reserves related to acquired companies ...............................      1,360         309         364
Other ......................................................................         78          21          (5)
                                                                               --------    --------    --------
Balance at December 31 - net ...............................................      3,232       1,790       1,356
Add reinsurance recoverables ...............................................        438         117          76
                                                                               --------    --------    --------
Balance at December 31 - gross .............................................   $  3,670    $  1,907    $  1,432
                                                                               ========    ========    ========

Prior-year claims and expenses incurred in the above table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

Financial guarantees and credit life risk of insurance affiliates at December 31, 1997 and 1996, are summarized below.

(In millions)                                                                                 1997        1996
                                                                                           --------    --------
Guarantees, principally on municipal bonds and structured finance issues ...............   $140,077    $135,148
Mortgage insurance risk in force .......................................................     46,243      36,279
Credit life insurance risk in force ....................................................     26,593      19,468
Less reinsurance .......................................................................    (33,503)    (32,369)
                                                                                           --------    --------
                                                                                           $179,410    $158,526
                                                                                           ========    ========

Insurance risk is ceded on both a pro rata and excess basis. When the Corporation cedes insurance to third parties, it is not relieved of its primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; allowances are established for such receivables from reinsurers.

The effects of reinsurance on premiums written and premiums and commissions earned were as follows for the past three years.

                                                    PREMIUMS WRITTEN            PREMIUMS AND COMMISSIONS EARNED
                                           --------------------------------    --------------------------------
(In millions)                                 1997        1996        1995        1997        1996        1995
                                           --------    --------    --------    --------    --------    --------
Direct .................................   $  4,541    $  3,175    $  2,053    $  4,500    $  3,126    $  1,839
Assumed ................................        502         534         154         479         380         124
Ceded ..................................       (493)       (493)       (270)       (463)       (370)       (143)
                                           --------    --------    --------    --------    --------    --------
Net ....................................   $  4,550    $  3,216    $  1,937    $  4,516    $  3,136    $  1,820
                                           ========    ========    ========    ========    ========    ========


Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $334 million, $286 million and $113 million for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 12.       MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes preferred stock issued by a subsidiary with a liquidation preference value of $660 million and $485 million as of December 31, 1997 and 1996, respectively. Dividend rates on the preferred stock ranged from 3.8% to 4.5% during 1997, from 3.8% to 4.3% during 1996, and from 4.2% to 4.6% during 1995.

NOTE 13.       EQUITY

Changes in equity for each of the last three years were as follows:

                                                                             UNREALIZED
                               VARIABLE                                        GAINS       FOREIGN
                             CUMULATIVE               ADDITIONAL            (LOSSES) ON    CURRENCY
                              PREFERRED     COMMON      PAID-IN    RETAINED  INVESTMENT  TRANSLATION
(In millions)                    STOCK       STOCK      CAPITAL    EARNINGS  SECURITIES  ADJUSTMENTS     TOTAL
                               --------    --------    --------    --------    --------    --------    --------
Balance at January 1, 1995 .   $      1    $    768    $  2,172    $  8,321    $   (655)   $    (67)   $ 10,540
Capital contributions ......       --          --           926        --          --          --           926
Preferred stock issued .....          1        --           924        --          --          --           925
Net unrealized gains on
 investment securities .....       --          --          --          --         1,198        --         1,198
Currency translation
 adjustments ...............       --          --          --          --          --            (3)         (3)
Net earnings ...............       --          --          --         2,261        --          --         2,261
Dividends declared:
 Common stock ..............       --          --          --        (1,588)       --          --        (1,588)
 Preferred stock ...........       --          --          --           (57)       --          --           (57)
                               --------    --------    --------    --------    --------    --------    --------
Balance at December 31, 1995          2         768       4,022       8,937         543         (70)     14,202
Capital contributions ......       --          --             2        --          --          --             2
Net unrealized losses on
 investment securities .....       --          --          --          --          (394)       --          (394)
Currency translation
 adjustments ...............       --          --          --          --          --           (25)        (25)
Net earnings ...............       --          --          --         2,632        --          --         2,632
Dividends declared:
 Common stock ..............       --          --          --          (815)       --          --          (815)
 Preferred stock ...........       --          --          --           (76)       --          --           (76)
                               --------    --------    --------    --------    --------    --------    --------
Balance at December 31, 1996          2         768       4,024      10,678         149         (95)     15,526
Capital contributions ......       --          --           290        --          --          --           290
Preferred stock issued .....       --          --           430        --          --          --           430
Net unrealized gains on
 investment securities .....       --          --          --          --           996        --           996
Currency translation
 adjustments ...............       --          --          --          --          --           (52)        (52)
Net earnings ...............       --          --          --         2,729        --          --         2,729
Dividends declared:
 Common stock ..............       --          --          --        (1,468)       --          --        (1,468)
 Preferred stock ...........       --          --          --           (78)       --          --           (78)
                               --------    --------    --------    --------    --------    --------    --------
Balance at December 31, 1997   $      2    $    768    $  4,744    $ 11,861    $  1,145    $   (147)   $ 18,373
                               ========    ========    ========    ========    ========    ========    ========

All common stock is owned by GE Capital Services, all of the common stock of which is in turn wholly owned by GE Company. In 1995, GE Company contributed to GE Capital Services certain assets of Caribe GE Products, Inc. GE Capital Services in turn contributed the assets of Caribe GE Products, Inc. to the Corporation. Also in 1995, the Corporation distributed certain assets to GE Capital Services by way of a dividend and in turn received an equal capital contribution. During 1997, GE Capital Services contributed certain assets to the Corporation, the largest of which were assets of Consolidated Insurance Group, a component of Consolidated Financial Insurance. These contributions increased the Corporation's additional paid-in capital by $926 million and $290 million at December 31, 1995 and 1997, respectively.

Changes in fair value of available-for-sale investment securities are reflected, net of applicable taxes and other adjustments, in equity. The changes from year to year were primarily attributable to the effects of changes in year-end market interest rates on the fair value of the securities.

During 1997 and 1995, the Corporation issued 4,300 and 9,250 additional shares of its variable cumulative preferred stock, respectively. Dividend rates on the preferred stock ranged from 3.8% to 5.2% during 1997 and 1996, and from 4.2% to 5.2% during 1995.

At December 31, 1997 and 1996, the aggregate statutory capital and surplus of the insurance businesses totaled $7.8 billion and $5.8 billion, respectively. In preparing statutory statements, no significant permitted accounting practices are used that differ from prescribed accounting practices.


NOTE 14.       REVENUES

Time sales, loan and other income includes the Corporation's share of losses from equity investments of approximately $586 million in 1997 and earnings from equity investments of approximately $85 million and $113 million for 1996 and 1995, respectively.


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

Rental expense relating to equipment the Corporation leases from others for the purposes of subleasing was $392 million in 1997, $269 million in 1996 and $273 million in 1995. Other rental expense was $327 million in 1997, $263 million in 1996 and $237 million in 1995, principally for the rental of office space and data processing equipment. Minimum future rental commitments under noncancelable leases at December 31, 1997 are $640 million in 1998; $562 million in 1999; $502 million in 2000; $480 million in 2001; $449 million in 2002 and $2,411 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

Amortization of deferred  insurance  acquisition  costs charged to operations in
1997,  1996  and  1995  was  $543  million,   $365  million  and  $252  million,
respectively.


NOTE 16.       INCOME TAXES

The provision for income taxes is summarized in the following table.

(In millions)                                                                     1997        1996        1995
                                                                               --------    --------    --------
Estimated amounts payable ..................................................   $    409    $    157    $    425
Deferred tax expense from temporary differences ............................        588       1,015         646
                                                                               --------    --------    --------

                                                                               $    997    $  1,172    $  1,071
                                                                               ========    ========    ========

GE Company files a consolidated U.S. federal income tax return which includes the Corporation. The provision for estimated taxes payable includes the effect of the Corporation and its affiliates on the consolidated return.

Estimated amounts payable includes amounts applicable to non-U.S. jurisdictions of $573 million, $485 million and $158 million in 1997, 1996 and 1995, respectively.

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

U.S. income before taxes was $2.4 billion in 1997, and $2.7 billion in 1996 and 1995. The corresponding amounts for non-U.S. based operations were $1.3 billion in 1997, $1.1 billion in 1996 and $0.6 billion in 1995.

A reconciliation of the U.S. federal statutory rate to the actual income tax rate follows.

                                                                                  1997        1996        1995
                                                                               --------    --------    --------
Statutory U.S. federal income tax rate .....................................       35.0%       35.0%       35.0%
Increase (reduction) in rate resulting from:
 Amortization of goodwill ..................................................        1.1         1.0         1.0
 Tax-exempt income .........................................................       (3.2)       (3.0)       (3.0)
 Foreign Sales Corporation tax benefits ....................................       (0.6)       (0.4)       --
 Dividends received, not fully taxable .....................................       (1.8)       (1.7)       (1.6)
 Other - net ...............................................................       (3.7)       (0.1)        0.8
                                                                               --------    --------    --------
Actual income tax rate .....................................................       26.8%       30.8%       32.2%
                                                                               ========    ========    ========

Principal components of the net deferred tax liability balances at December 31, 1997 and 1996, were as follows:

(In millions)                                                                                 1997        1996
                                                                                           --------    --------
Assets:
 Allowance for losses ..................................................................   $  1,360    $  1,173
 Insurance reserves ....................................................................      1,243         647
 AMT credit carryforwards ..............................................................        354         561
 Other .................................................................................      2,100       1,190
                                                                                           --------    --------
Total deferred tax assets ..............................................................      5,057       3,571
                                                                                           --------    --------
Liabilities:
 Financing leases ......................................................................      7,909       7,488
 Operating leases ......................................................................      2,156       1,833
 Net unrealized gains on securities ....................................................        760          97
 Other .................................................................................      2,399       1,625
                                                                                           --------    --------
Total deferred tax liabilities .........................................................     13,224      11,043
                                                                                           --------    --------
Net deferred tax liability .............................................................   $  8,167    $  7,472
                                                                                           ========    ========

NOTE 17.       INDUSTRY SEGMENT DATA

Industry segment operating data and identifiable assets are shown below. Insurance services, previously included within the Specialty Insurance segment, has been combined with the consumer savings and insurance operations in the Consumer Services segment. Prior-year information has been reclassified to reflect this and certain other organizational changes.

(In millions)                                                                     1997        1996        1995
                                                                               --------    --------    --------
Revenues:
 Consumer Services .........................................................   $ 13,266    $ 11,028    $  7,989
 Equipment Management ......................................................     11,446       7,909       6,090
 Mid-Market Financing ......................................................      2,952       2,626       2,268
 Specialized Financing .....................................................      2,985       2,935       3,047
 Specialty Insurance .......................................................      2,839       2,084       1,770
                                                                               --------    --------    --------
Total segment revenues .....................................................     33,488      26,582      21,164
 Corporate and other .......................................................        (84)        (12)         15
                                                                               --------    --------    --------
Total revenues .............................................................   $ 33,404    $ 26,570    $ 21,179
                                                                               ========    ========    ========
Segment operating profit:
 Consumer Services .........................................................   $    563    $  1,269    $  1,044
 Equipment Management ......................................................      1,062         892         869
 Mid-Market Financing ......................................................        622         558         467
 Specialized Financing .....................................................      1,036         742         659
 Specialty Insurance .......................................................        434         348         325
                                                                               --------    --------    --------
Total segment operating profit .............................................      3,717       3,809       3,364
 Corporate and other .......................................................          9          (5)        (32)
                                                                               --------    --------    --------
Earnings before income taxes ...............................................   $  3,726    $  3,804    $  3,332
                                                                               ========    ========    ========
Identifiable assets at December 31:
 Consumer Services .........................................................   $116,300    $104,338    $ 74,313
 Equipment Management ......................................................     34,391      29,658      24,378
 Mid-Market Financing ......................................................     29,824      25,948      22,438
 Specialized Financing .....................................................     29,302      27,847      30,102
 Specialty Insurance .......................................................     17,899      11,804       8,760
                                                                               --------    --------    --------
Total segment identifiable assets ..........................................    227,716     199,595     159,991
 Corporate and other .......................................................      1,061       1,221         834
                                                                               --------    --------    --------
Total assets ...............................................................   $228,777    $200,816    $160,825
                                                                               ========    ========    ========

NOTE 18.       QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data were as follows:

                       FIRST QUARTER          SECOND QUARTER           THIRD QUARTER          FOURTH QUARTER
                   --------------------    --------------------    --------------------    --------------------
(In millions)         1997        1996        1997        1996        1997        1996        1997        1996
                   --------    --------    --------    --------    --------    --------    --------    --------
Revenues ......... $  7,773    $  5,620    $  7,658    $  6,068    $  8,377    $  7,008    $  9,596    $  7,874
                   --------    --------    --------    --------    --------    --------    --------    --------
Expenses:
 Interest ........    1,711       1,668       1,780       1,722       1,832       1,685       2,007       1,967
 Operating,
  administrative
  and cost of
  goods sold .....    3,025       1,716       2,855       1,906       3,567       2,583       4,172       3,080
 Insurance
  losses and
  policyholder
  and annuity
  benefits .......    1,149         615       1,106         777       1,227         821       1,343         970
 Provision for
  losses on
  financing
  receivables ....      312         213         337         228         371         254         401         338
 Depreciation
  and amortization
  of buildings and
  equipment and
  equipment on
  operating
  leases .........      565         489         563         524         623         556         692         568
 Minority interest
  in net earnings
  of consolidated
  affiliates .....       13          25           1          17          13          17          13          27
                   --------    --------    --------    --------    --------    --------    --------    --------
Earnings before
  income taxes ...      998         894       1,016         894         744       1,092         968         924
Provision for
  income taxes ...     (301)       (289)       (298)       (267)       (176)       (344)       (222)       (272)
                   --------    --------    --------    --------    --------    --------    --------    --------
Net earnings ..... $    697    $    605    $    718    $    627    $    568    $    748    $    746    $    652
                   ========    ========    ========    ========    ========    ========    ========    ========


NOTE 19.       RESTRICTED NET ASSETS OF AFFILIATES

Certain of the Corporation's consolidated affiliates are restricted from remitting funds to the Parent in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 1997, net assets of the Corporation's regulated affiliates amounted to $16.6 billion, of which $13.2 billion was restricted.


NOTE 20.       SUPPLEMENTAL CASH FLOWS INFORMATION

"Other - net operating activities" in the Statement of Cash Flows consists principally of adjustments to other liabilities, current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets, increases and decreases in assets held for sale, and adjustments to assets such as amortization of goodwill and intangibles.

The Statement of Cash Flows excludes certain noncash transactions that had no significant effect on the investing or financing activities of the Corporation.

Certain supplemental information related to the Corporation's cash flows were as follows for the past three years.

(In millions)                                                                     1997        1996        1995
                                                                               --------    --------    --------
FINANCING RECEIVABLES
Increase in loans to customers .............................................   $(55,689)   $(49,890)   $(46,154)
Principal collections from customers .......................................     50,679      49,923      44,840
Investment in equipment for financing leases ...............................    (16,420)    (14,427)    (17,182)
Principal collections on financing leases ..................................     13,796      11,158       8,821
Net change in credit card receivables ......................................     (4,186)     (3,068)     (3,773)
Sales of financing receivables .............................................      9,922       4,026       2,139
                                                                               --------    --------    --------
                                                                               $ (1,898)   $ (2,278)   $(11,309)
                                                                               ========    ========    ========
ALL OTHER INVESTING ACTIVITIES
Purchases of securities by insurance and annuity businesses ................   $(11,700)   $ (8,244)   $ (6,409)
Dispositions and maturities of securities by insurance and
 annuity businesses ........................................................     10,261       6,736       5,866
Proceeds from principal business dispositions ..............................        241        --           575
Other ......................................................................     (3,965)     (3,897)     (2,649)
                                                                               --------    --------    --------
                                                                               $ (5,163)   $ (5,405)   $ (2,617)
                                                                               ========    ========    ========
NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90 DAYS
Short-term (91 to 365 days) ................................................   $  3,502    $  5,061    $  2,545
Long-term (longer than one year) ...........................................     15,566      16,689      32,507
Proceeds - nonrecourse, leveraged lease debt ...............................      1,757         595       1,428
                                                                               --------    --------    --------
                                                                               $ 20,825    $ 22,345    $ 36,480
                                                                               ========    ========    ========
REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES LONGER
THAN 90 DAYS
Short-term (91 to 365 days) ................................................   $(21,320)   $(22,755)   $(16,075)
Long-term (longer than one year) ...........................................     (1,150)     (1,025)       (678)
Principal payments - nonrecourse, leveraged lease debt .....................       (287)       (276)       (292)
                                                                               --------    --------    --------
                                                                               $(22,757)   $(24,056)   $(17,045)
                                                                               ========    ========    ========
ALL OTHER FINANCING ACTIVITIES
Proceeds from sales of investment and annuity contracts ....................   $  4,462    $  2,341    $  1,554
Redemption of investment and annuity contracts .............................     (4,453)     (2,429)     (2,061)
Capital contributions from parent company ..................................        182        --           684
                                                                               --------    --------    --------
                                                                               $    191    $    (88)   $    177
                                                                               ========    ========    ========
CASH RECOVERED (PAID) DURING THE YEAR FOR
Interest ...................................................................   $ (7,471)   $ (7,166)   $ (5,970)
Income taxes ...............................................................       (502)        (87)        217


Changes in operating assets and liabilities are net of acquisitions and dispositions of businesses.

"Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

(In millions)                                                                     1997        1996        1995
                                                                               --------    --------    --------
Fair value of assets acquired ..............................................   $ 15,190    $ 27,341    $ 15,496
Cash paid ..................................................................     (4,736)     (4,839)     (4,749)
                                                                               --------    --------    --------
Liabilities assumed ........................................................   $ 10,454    $ 22,502    $ 10,747
                                                                               ========    ========    ========


NOTE 21.       ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which the Corporation is a party. Apart from the Corporation's own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1997 or 1996. Moreover, the disclosed values are representative of fair values only as of the dates indicated. Assets and liabilities that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities and separate accounts.

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

INVESTMENT CONTRACT BENEFITS. Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender values for single premium deferred annuities.

FINANCIAL GUARANTEES AND CREDIT LIFE. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a market rate.

ALL OTHER INSTRUMENTS. Based on comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

Information about financial instruments that were not carried at fair value at December 31, 1997 and 1996, is shown below.

                                                                                        1997
                                                                    -------------------------------------------
                                                                                      ASSETS (LIABILITIES)
                                                                               --------------------------------
                                                                               CARRYING    ESTIMATED FAIR VALUE
                                                                   NOTIONAL     AMOUNT     --------------------
(In millions)                                                       AMOUNT       (NET)       HIGH         LOW
                                                                   --------------------    --------    --------
Assets
 Time sales and loans ..........................................   $    <F1>   $ 62,712    $ 63,105    $ 61,171
 Integrated interest rate swaps ................................     11,378          19        (128)       (128)
 Purchased options .............................................      1,617          31          31          31
 Mortgage-related positions
  Mortgage purchase commitments ................................      2,082        --            11          11
  Mortgage sale commitments ....................................      2,540        --            (9)         (9)
  Mortgages held for sale ......................................        <F1>      2,378       2,379       2,379
  Options, including "floors" ..................................     30,347          51         141         141
  Interest rate swaps and futures ..............................      3,681        --            23          23
 Other cash financial instruments ..............................        <F1>      2,242       2,592       2,349

Liabilities
 Borrowings and related instruments
  Borrowings <F2> <F3> .........................................        <F1>   (136,814)   (137,360)   (137,360)
  Interest rate swaps ..........................................     40,880        --          (170)       (170)
  Currency swaps ...............................................     23,382        --        (1,249)     (1,249)
  Currency forwards ............................................     14,483        --           367         367
  Purchased options ............................................        362          23         (22)        (22)
 Investment contract benefits ..................................        <F1>    (21,703)    (21,556)    (21,556)
 Insurance - financial guarantees and credit life ..............    179,410      (2,837)     (2,936)     (3,052)
 Credit and liquidity support - securitizations ................     10,008         (46)        (46)        (46)
 Performance guarantees - principally letters of credit ........      2,553         (34)       --           (67)
 Other .........................................................      3,288      (1,134)     (1,282)     (1,303)

Other firm commitments
 Currency forwards .............................................      1,744        --            11          11
 Currency swaps ................................................       --          --          --          --
 Ordinary course of business lending commitments ...............      7,891        --           (62)        (62)
 Unused revolving credit lines
  Commercial ...................................................      4,850        --          --          --
  Consumer - principally credit cards ..........................    134,123        --          --          --


                                                                                        1996
                                                                    -------------------------------------------
                                                                                      ASSETS (LIABILITIES)
                                                                               --------------------------------
                                                                               CARRYING    ESTIMATED FAIR VALUE
                                                                   NOTIONAL     AMOUNT     --------------------
(In millions)                                                       AMOUNT       (NET)       HIGH         LOW
                                                                   --------------------    --------    --------
Assets
 Time sales and loans ..........................................   $    <F1>  $  60,859    $ 61,632    $ 60,544
 Integrated interest rate swaps ................................      3,604        --            82          82
 Purchased options .............................................      1,938          11          12          12
 Mortgage-related positions
  Mortgage purchase commitments ................................      1,193        --             2           2
  Mortgage sale commitments ....................................      1,417        --             3           3
  Mortgages held for sale ......................................        <F1>      1,112       1,165       1,165
  Options, including "floors" ..................................     27,422          78          81          81
  Interest rate swaps and futures ..............................      1,731        --           (29)        (29)
 Other cash financial instruments ..............................        <F1>      1,347       1,630       1,382

Liabilities
 Borrowings and related instruments
  Borrowings <F2> <F3> .........................................        <F1>   (106,836)   (106,849)   (106,849)
  Interest rate swaps ..........................................     32,891        --          (551)       (551)
  Currency swaps ...............................................     24,588        --           368         368
  Currency forwards ............................................      6,165        --            69          68
  Purchased options ............................................      1,882          10           1           1
 Investment contract benefits ..................................        <F1>    (18,499)    (18,227)    (18,227)
 Insurance - financial guarantees and credit life ..............    158,526      (3,089)     (2,907)     (3,297)
 Credit and liquidity support - securitizations ................      4,684         (73)        (72)        (72)
 Performance guarantees - principally letters of credit ........      3,142         (55)       (134)       (134)
 Other .........................................................      3,060      (1,434)     (1,049)     (1,050)

Other firm commitments
 Currency forwards .............................................      1,224        --          --          --
 Currency swaps ................................................         99        --            (7)         (7)
 Ordinary course of business lending commitments ...............      4,950        --           (27)        (27)
 Unused revolving credit lines
  Commercial ...................................................      3,375        --          --          --
  Consumer - principally credit cards ..........................    116,878        --          --          --

<F1>      Not applicable.

<F2>      Includes  effects  of interest rate and currency swaps, which also are listed separately.

<F3>      See note 10.

Additional information about certain financial instruments in the above table follows.

CURRENCY FORWARDS AND OPTIONS are employed by the Corporation to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions and to optimize borrowing costs as discussed in note 10. These financial instruments generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. Currency exposures that result from net investments in affiliates are managed principally by funding assets denominated in local currency with debt denominated in those same currencies. In certain circumstances, net investment exposures are managed using currency forwards and currency swaps.

OPTIONS AND INSTRUMENTS CONTAINING OPTION FEATURES that behave based on limits ("caps", "floors" or "collars") on interest rate movement are used primarily to hedge prepayment risk in certain of the Corporation's business activities, such as the mortgage servicing and annuities businesses.

SWAPS OF INTEREST RATES AND CURRENCIES are used by the Corporation to optimize borrowing costs for a particular funding strategy (see note 10). In addition, interest rate and currency swaps, along with purchased options and futures, are used by the Corporation to establish specific hedges of mortgage-related assets and to manage net investment exposures. Credit risk of these positions is evaluated by management under the credit criteria discussed below. As part of its ongoing customer activities, the Corporation also enters into swaps that are integrated into investments in or loans to particular customers and do not involve assumption of third-party credit risk. Such integrated swaps are evaluated and monitored like their associated investments or loans, and are not therefore subject to the same credit criteria that would apply to a stand-alone position.

COUNTERPARTY CREDIT RISK - risk that counterparties will be financially unable to make payments according to the terms of the agreements - is the principal risk associated with swaps, purchased options and forwards. Gross market value of probable future receipts is one way to measure this risk, but is meaningful only in the context of net credit exposure to individual counterparties. At December 31, 1997 and 1996, this gross market risk amounted to $1.9 billion and $0.6 billion, respectively. Aggregate fair values that represent associated probable future obligations, normally associated with a right of offset against probable future receipts, amounted to $2.8 billion at year-end 1997 and $0.6 billion at year-end 1996.

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

COUNTERPARTY CREDIT CRITERIA                                  CREDIT RATING
                                                           --------------------
                                                                     STANDARD &
                                                            MOODY'S      POOR'S
                                                           --------    --------
Term of transaction
 Between one and five years ............................        Aa3         AA-
 Greater than five years ...............................        Aaa         AAA
Credit exposure limits
 Up to $50 million .....................................        Aa3         AA-
 Up to $75 million .....................................        Aaa         AAA

  o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

NOTE 22.       GEOGRAPHIC SEGMENT INFORMATION

Geographic segment operating data and total assets were as follows:

                                                       REVENUES                         OPERATING PROFIT
                                           --------------------------------    --------------------------------
For the years ended December 31               1997        1996        1995        1997        1996        1995
                                           --------    --------    --------    --------    --------    --------
(In millions)
United States ..........................   $ 22,737    $ 18,424    $ 15,306    $  2,599    $  2,889    $  2,740
Europe .................................      6,414       4,429       2,729         680         507         293
Pacific Basin ..........................        940         693         403          51          57          33
Other <F1> .............................      3,313       3,024       2,741         396         351         266
                                           --------    --------    --------    --------    --------    --------
  Total ................................   $ 33,404    $ 26,570    $ 21,179    $  3,726    $  3,804    $  3,332
                                           ========    ========    ========    ========    ========    ========


                                                      TOTAL ASSETS
                                           --------------------------------
December 31                                   1997        1996        1995
                                           --------    --------    --------
(In millions)

United States ..........................   $160,276    $149,901    $121,078
Europe .................................     43,064      28,710      19,895
Pacific Basin ..........................      5,785       5,060       3,567
Other <F1> .............................     19,652      17,145      16,285
                                           --------    --------    --------
  Total ................................   $228,777    $200,816    $160,825
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


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                     Omitted


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.        FINANCIAL STATEMENTS

             Included in Part II of this report:

                Independent Auditors' Report

                Statement of Current and Retained Earnings for each of the years in the  three-year  period ended  December 31, 1997

                Statement of Financial  Position at December  31, 1997 and 1996

                Statement of Cash Flows for each of the years in the three-year period ended December 31, 1997

                Notes to Consolidated Financial Statements

             Incorporated by reference:
                The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1997 (pages F-1 through F-42) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.


(a)2.        FINANCIAL STATEMENT SCHEDULES

             I.   Condensed financial information of registrant.

             All  other   schedules  are  omitted  because  of  the  absence  of
             conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(a)3.        EXHIBIT INDEX

             The exhibits listed below, as part of Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K of the Securities and Exchange Commission.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------

  3(i) A complete copy of the Organization Certificate of the Corporation as last amended as of February 17, 1998 and currently in effect, consisting of the following: (a) the Organization Certificate of the Corporation as in effect immediately prior to the filing of the
          Certificate of Amendment as of April 21, 1995 (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December 31, 1993); (b) a Certificate of Amendment filed in the Office of the Superintendent of Banks of the State of New York (the "Office of the Superintendent") as of April 21, 1995 (Incorporated by reference to Exhibit 4(b) to the Corporation's
          Registration Statement on Form S-3, File No. 33-58771; (c) a Certificate of Amendment filed in the Office of the Superintendent as of May 11, 1995 (Incorporated by reference to Exhibit 4(c) to the Corporation's Registration Statement on form S-3, File No. 33-61257);
          (d) a Certificate of Amendment filed in the Office of the Superintendent as of June 28, 1995 (Incorporated by reference to
          Exhibit 4(d) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (e) a Certificate of Amendment filed in the Office of the Superintendent as of July 17, 1995 (Incorporated by reference to Exhibit 4(e) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (f) a Certificate of Amendment filed in the Office of the Superintendent as of November 1, 1995 (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December 31, 1995); (g) a Certificate of Amendment filed in the Office of the Superintendent as of September 27, 1996 (Incorporated by reference to Exhibit 4(g) to the Corporation's Registration Statement on Form S-3, File No. 333-13195); (h) a Certificate of Amendment filed in the Office of the Superintendent as of December 9, 1997 (Incorporated by reference to Exhibit 4(g) to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-13195); (i) a Certificate of Amendment filed in the Office of the Superintendent as of December 19, 1997 (Incorporated by reference to Exhibit 4(h) to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-13195); and (j) a Certificate of Amendment filed in the Office of the Superintendent as of February 17, 1998 (Incorporated by reference to Exhibit 4(i) to the Corporation's Post-Effective
          Amendment No. 1 to Registration Statement on Form S-3, File No. 333-13195).

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

  23(ii)  Consent of KPMG Peat Marwick LLP.

  24      Power of Attorney.

  27      Financial Data Schedule (filed electronically herewith).

  99(a) Income Maintenance Agreement dated March 28, 1991, between General Electric Company and the Corporation. (Incorporated by reference to Exhibit 28(a) of the Corporation's Form 10-K Report for the year ended December 31, 1992).

  99(b) The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1997, (pages F-1 through F-42) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

   99(c) Letter, dated September 26, 1996 from Dennis D. Dammerman of General Electric Company to Gary C. Wendt of General Electric Capital
          Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital
          Corporation of shares of its Variable Cumulative Preferred Stock. (Incorporated by reference to Exhibit 99(g) to the Corporation's Registration Statement on Form S-3, File No. 333-13195).

  (b)     REPORTS ON FORM 8-K

          None.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      GENERAL ELECTRIC CAPITAL CORPORATION

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

For the years ended December 31 (In millions)                                     1997        1996        1995
                                                                               --------    --------    --------
REVENUES ...................................................................   $  4,867    $  6,631    $  5,721
                                                                               --------    --------    --------
EXPENSES:
 Interest, net of allocations ..............................................      3,548       3,871       3,094
 Operating and administrative ..............................................      1,765       1,573       1,217
 Provision for losses on financing receivables .............................          4          65         206
 Depreciation and amortization .............................................        345         255         209
                                                                               --------    --------    --------
                                                                                  5,662       5,764       4,726
                                                                               --------    --------    --------
Earnings (loss) before income taxes and equity in earnings of affiliates ...       (795)        867         995
Income tax (provision) benefit .............................................        439        (218)       (291)
Equity in earnings of affiliates ...........................................      3,085       1,983       1,557
                                                                               --------    --------    --------
NET EARNINGS ...............................................................      2,729       2,632       2,261
Dividends paid .............................................................     (1,546)       (891)     (1,645)
Retained earnings at January 1 .............................................     10,678       8,937       8,321
                                                                               --------    --------    --------
RETAINED EARNINGS AT DECEMBER 31 ...........................................   $ 11,861    $ 10,678    $  8,937
                                                                               ========    ========    ========


See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (CONTINUED)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                    CONDENSED STATEMENT OF FINANCIAL POSITION

At December 31 (In millions)                                                                  1997        1996
                                                                                           --------    --------
ASSETS

Cash and equivalents ...................................................................   $    249    $    203
Investment securities ..................................................................      3,916       3,641
Financing receivables:
 Time sales and loans ..................................................................     19,509      21,622
 Investment in financing leases ........................................................     11,817      10,851
                                                                                           --------    --------
                                                                                             31,326      32,473
 Allowance for losses on financing receivables .........................................       (786)       (875)
                                                                                           --------    --------
  Financing receivables - net ..........................................................     30,540      31,598
Investments in and advances to affiliates ..............................................     95,578      82,676
Equipment on operating leases (at cost), less accumulated amortization of $726
 and $583 ..............................................................................      3,477       3,000
Other assets ...........................................................................      6,240       5,629
                                                                                           --------    --------
  TOTAL ASSETS .........................................................................   $140,000    $126,747
                                                                                           ========    ========

LIABILITIES AND EQUITY

Short-term borrowings ..................................................................   $ 79,755    $ 66,435
Long-term borrowings ...................................................................     35,189      38,373
Other liabilities ......................................................................      3,938       3,684
Deferred income taxes ..................................................................      2,745       2,729
                                                                                           --------    --------
  Total liabilities ....................................................................    121,627     111,221
                                                                                           --------    --------
Capital stock ..........................................................................        770         770
Additional paid-in capital .............................................................      4,744       4,024
Retained earnings ......................................................................     11,861      10,678
Unrealized gains on investment securities ..............................................      1,145         149
Foreign currency translation adjustments ...............................................       (147)        (95)
                                                                                           --------    --------
  Total equity .........................................................................     18,373      15,526
                                                                                           --------    --------
  TOTAL LIABILITIES AND EQUITY .........................................................   $140,000    $126,747
                                                                                           ========    ========



See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (CONTINUED)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)                                     1997        1996        1995
                                                                               --------    --------    --------
CASH FROM OPERATING ACTIVITIES .............................................   $   (872)   $  1,243    $  1,489
                                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .............................................    (42,575)    (40,381)    (41,650)
Principal collections from customers .......................................     42,486      44,447      39,664
Investment in assets on financing leases ...................................     (4,589)     (2,206)     (2,976)
Principal collections on financing leases ..................................      2,665       2,127       1,587
Net change in credit card receivables ......................................      1,805        (269)      1,566
Buildings, equipment and equipment on operating leases
  - additions ..............................................................       (900)     (1,111)       (810)
  - dispositions ...........................................................        350         335          78
Payments for principal businesses purchased, net of cash acquired ..........     (4,736)     (4,839)     (3,866)
Proceeds from principal business dispositions ..............................        209        --           575
Change in investment in  and advances to affiliates ........................     (5,290)     (6,436)    (11,377)
Other - net ................................................................      1,348      (1,863)      1,984
                                                                               --------    --------    --------
  Cash used for investing activities .......................................     (9,227)    (10,196)    (15,225)
                                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities) .....................     15,537      13,249      (3,544)
Newly issued debt
  - short-term (91-365 days) ...............................................      4,066       5,061       2,545
  - long-term senior .......................................................      9,700      11,065      25,654
Proceeds - non-recourse, leveraged lease debt ..............................      1,043         219         783
Repayments and other reductions
  - short-term .............................................................    (18,379)    (18,846)    (11,710)
  - long-term senior .......................................................       (787)       (583)       (638)
Principal payments - non-recourse, leveraged lease debt ....................       (107)       (130)       (134)
Dividends paid .............................................................     (1,540)       (891)       (961)
Contributions to additional paid-in capital ................................        182        --           684
Issuance of preferred stock in excess of par ...............................        430        --           924
                                                                               --------    --------    --------
  Cash from financing activities ...........................................     10,145       9,144      13,603
                                                                               --------    --------    --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR ................         46         191        (133)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR ..................................        203          12         145
                                                                               --------    --------    --------
CASH AND EQUIVALENTS AT END OF YEAR ........................................   $    249    $    203    $     12
                                                                               ========    ========    ========



See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (CONCLUDED)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


BORROWINGS

Total long-term borrowings at December 31, 1997 and 1996 are shown below.

                                                                     1997
                                                                   AVERAGE
(Dollars in millions)                                              RATE <F1>  MATURITIES      1997        1996
                                                                   --------    ---------   --------    --------
Senior notes ...................................................       6.53%   1999-2055   $ 34,492    $ 37,676
Subordinated notes <F2> ........................................       8.04    2006-2012        697         697
                                                                                           --------    --------
                                                                                           $ 35,189    $ 38,373
                                                                                           ========    ========

<F1>  Includes the effects of associated interest rate and currency swaps.
<F2>  Guaranteed by General Electric Company.

At December 31, 1997, long-term borrowing maturities during the next five years, including the current portion of long-term notes payable, are $12,218 million in 1998, $6,795 million in 1999, $5,064 million in 2000, $4,770 million in 2001, and $2,998 million in 2002.

INTEREST RATES ARE MANAGED by General Electric Capital Corporation ("GE Capital") in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. A variety of instruments, including interest rate and currency swaps and currency forwards, are employed to achieve management's interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly. At December 31, 1997 and 1996, interest rate swap maturities ranged from 1998 to 2029, and average interest rates of "synthetic" fixed-rate borrowings were 6.32% and 6.37%, respectively.

Interest expense on the Condensed Statement of Current and Retained Earnings is net of interest income on loans and advances to majority owned affiliates of $2,971 million, $2,332 million and $2,310 million for 1997, 1996 and 1995, respectively.

INCOME TAXES

General Electric Company files a consolidated U.S. federal income tax return which includes GE Capital. Income tax (provision) benefit includes the effect of GE Capital on the consolidated return.

                                                                  EXHIBIT 4(iii)

                                                                  March 25, 1998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Subject: General Electric Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1997 - File No. 1-6461

Dear Sirs:

Neither General Electric Capital Corporation (the "Corporation") nor any of its subsidiaries has outstanding any instrument with respect to its long-term debt that is not registered with the Commission and under which the total amount of securities authorized exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. In accordance with paragraph (b) (4) (iii) of Item 601 of Regulation S-K (17 CFRss. 229.601), the Corporation hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument which defines the rights of holders of such long-term debt.


                                         Very truly yours,

                                         GENERAL ELECTRIC CAPITAL CORPORATION

                                         By: /s/ J.A. Parke
                                             -------------------------
                                             J.A. Parke,
                                             Senior Vice President, Finance

                                                                  EXHIBIT 12 (a)

                      GENERAL ELECTRIC CAPITAL CORPORATION
                           AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                          YEARS ENDED DECEMBER 31
                                                       --------------------------------------------------------
(Dollar amounts in millions)                              1997        1996        1995        1994        1993
                                                       --------    --------    --------    --------    --------
Net earnings .......................................   $  2,729    $  2,632    $  2,261    $  1,918    $  1,478
Provision for income taxes .........................        997       1,172       1,071         896         664
Minority interest ..................................         40          86          81         109         114
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority interest .      3,766       3,890       3,413       2,923       2,256
                                                       --------    --------    --------    --------    --------
Fixed charges:
 Interest ..........................................      7,440       7,114       6,520       4,464       3,503
 One-third of rentals ..............................        240         177         170         153         138
                                                       --------    --------    --------    --------    --------
Total fixed charges ................................      7,680       7,291       6,690       4,617       3,641
                                                       --------    --------    --------    --------    --------
Less interest capitalized, net of amortization .....         52          41          21           9           4
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority
 interest plus fixed charges .......................   $ 11,394    $ 11,140    $ 10,082    $  7,531    $  5,893
                                                       ========    ========    ========    ========    ========
Ratio of earnings to fixed charges .................       1.48        1.53        1.51        1.63        1.62
                                                       ========    ========    ========    ========    ========

                                                                  EXHIBIT 12 (b)

                      GENERAL ELECTRIC CAPITAL CORPORATION
                           AND CONSOLIDATED AFFILIATES

           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                                                                        YEARS ENDED DECEMBER 31
                                                       --------------------------------------------------------
(Dollar amounts in millions)                              1997        1996        1995        1994        1993
                                                       --------    --------    --------    --------    --------
Net earnings .......................................   $  2,729    $  2,632    $  2,261    $  1,918    $  1,478
Provision for income taxes .........................        997       1,172       1,071         896         664
Minority interest ..................................         40          86          81         109         114
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority interest .      3,766       3,890       3,413       2,923       2,256
                                                       --------    --------    --------    --------    --------
Fixed charges:
 Interest ..........................................      7,440       7,114       6,520       4,464       3,503
 One-third of rentals ..............................        240         177         170         153         138
                                                       --------    --------    --------    --------    --------
Total fixed charges ................................      7,680       7,291       6,690       4,617       3,641
                                                       --------    --------    --------    --------    --------
Less interest capitalized, net of amortization .....         52          41          21           9           4
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority
 interest plus fixed charges .......................   $ 11,394    $ 11,140    $ 10,082    $  7,531    $  5,893
                                                       ========    ========    ========    ========    ========

Preferred stock dividend requirements ..............   $     78    $     76    $     57    $     30    $     22
Ratio of earnings before provision for income
 taxes to net earnings .............................       1.37        1.45        1.47        1.47        1.45
                                                       --------    --------    --------    --------    --------
Preferred stock dividend factor on pre-tax basis ...        107         110          84          44          32
Fixed charges ......................................      7,680       7,291       6,690       4,617       3,641
                                                       --------    --------    --------    --------    --------
Total fixed charges and preferred stock dividend
 requirements ......................................   $  7,787    $  7,401    $  6,774    $  4,661    $  3,673
                                                       ========    ========    ========    ========    ========
Ratio of earnings to combined fixed charges and
 preferred  stock dividends ........................       1.46        1.51        1.49        1.62        1.60
                                                       ========    ========    ========    ========    ========

                                                                 EXHIBIT 23 (ii)

To the Board of Directors
General Electric Capital Corporation:

We consent to incorporation by reference in the Registration Statements (Nos. 33-43420, 33-51793, 33-60723, 333-07469, 333-13195 and 333-22265) on Form S-3 of
General Electric Capital Corporation, and in the Registration Statement (No. 33-39596) on Form S-3 jointly filed by General Electric Capital Corporation and General Electric Company, of our report dated February 13, 1998, relating to the statement of financial position of General Electric Capital Corporation and consolidated affiliates as of December 31, 1997 and 1996 and the related statements of current and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1997, and the related schedule, which report appears in the December 31, 1997 annual report on Form 10-K of General Electric Capital Corporation.


/s/ KPMG Peat Marwick LLP

Stamford, Connecticut
March 26, 1998

                                                                      EXHIBIT 24

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Corporation, a New York corporation (the "Corporation"), hereby constitutes and appoints Gary C. Wendt, James A. Parke, Joan C. Amble and Nancy E. Barton, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 1997, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 25th day of March, 1998.


/s/ Gary C. Wendt                            /s/ James A. Parke
-----------------------                      -----------------------
Gary C. Wendt,                               James A. Parke,
Chairman of the Board                        Director and Senior Vice President,
and Chief Executive Officer                  Finance
(Principal Executive Officer)                (Principal Financial Officer)



                               /s/ Joan C. Amble
                               -----------------------
                               Joan C. Amble,
                               Vice President and Controller
                               (Principal Accounting Officer)

                                                                   (Page 1 of 2)

/s/ Nigel D.T. Andrews
-----------------------------                      -----------------------------
Nigel D.T. Andrews,                                W. James McNerney, Jr.,
Director                                           Director


/s/ Nancy E. Barton                                /s/ John H. Myers
-----------------------------                      -----------------------------
Nancy E. Barton,                                   John H. Myers,
Director                                           Director


/s/ James R. Bunt                                  /s/ Robert L. Nardelli
-----------------------------                      -----------------------------
James R. Bunt,                                     Robert L. Nardelli,
Director                                           Director


/s/ David M. Cote                                  /s/ Denis J. Nayden
-----------------------------                      -----------------------------
David M. Cote,                                     Denis J. Nayden,
Director                                           Director


/s/ Dennis D. Dammerman
-----------------------------                      -----------------------------
Dennis D. Dammerman,                               Michael A. Neal,
Director                                           Director


                                                   /s/ John M. Samuels
-----------------------------                      -----------------------------
Paolo Fresco,                                      John M. Samuels,
Director                                           Director


/s/ Benjamin W. Heineman, Jr.                      /s/ Edward D. Stewart
-----------------------------                      -----------------------------
Benjamin W. Heineman, Jr.,                         Edward D. Stewart,
Director                                           Director


/s/ Jeffrey R. Immelt                              /s/ John F. Welch, Jr.
-----------------------------                      -----------------------------
Jeffrey R. Immelt,                                 John F. Welch, Jr.,
Director                                           Director


A MAJORITY OF THE BOARD OF DIRECTORS

                                                                   (Page 2 of 2)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GENERAL ELECTRIC CAPITAL CORPORATION

March 25, 1998                            By: /s/ Gary C. Wendt
                                              -------------------------
                                                 (Gary C. Wendt)
                                              Chairman of the Board
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


    Signature                          Title                          Date
    ---------                          -----                          ----

/s/ Gary C. Wendt             Chairman of the Board and           March 25, 1998
------------------            Chief Executive Officer
(Gary C. Wendt)               (Principal Executive Officer)


/s/ James A. Parke            Director and                        March 25, 1998
------------------            Senior Vice President, Finance
(James A. Parke)              (Principal Financial Officer)


/s/ Joan C. Amble             Vice President and Controller       March 25, 1998
------------------            (Principal Accounting Officer)
(Joan C. Amble)


NIGEL D.T. ANDREWS*                      Director
NANCY E. BARTON*                         Director
JAMES R. BUNT*                           Director
DAVID M. COTE*                           Director
DENNIS D. DAMMERMAN*                     Director
BENJAMIN W. HEINEMAN, JR.*               Director
JEFFREY R. IMMELT*                       Director
JOHN H. MYERS*                           Director
ROBERT L. NARDELLI*                      Director
DENIS J. NAYDEN*                         Director
JOHN M. SAMUELS*                         Director
EDWARD D. STEWART*                       Director
JOHN F. WELCH, JR.*                      Director


A MAJORITY OF THE BOARD OF DIRECTORS

*By: /s/ Joan C. Amble                                            March 25, 1998
     ------------------
     (Joan C. Amble)
     Attorney-in-fact