Form 10-Q
period 1998-03-28
GENERAL ELECTRIC CAPITAL CORP
filed 1998-05-12
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


         | X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1998

                                       OR

         |   | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          -----------------------------
                          Commission file number 1-6461
                          -----------------------------


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

                          -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

At May 11, 1998, 3,837,825 shares of common stock with a par value of $200 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                    --------


PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements .....................               1

Item 2.       Management's Discussion and Analysis
              of Results of Operations .................               5

Exhibit 12.   Computation of Ratio of Earnings to Fixed
              Charges and Computation of Ratio of
              Earnings to Combined Fixed Charges and
              Preferred Stock Dividends ................               7


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ..........              8

Signatures ..............................................              9

Index to Exhibits .......................................             10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                          MARCH 28,   MARCH 29,
(In millions)                                                 1998        1997
                                                           --------    --------
REVENUES
Revenues from services .................................   $  7,875    $  6,857
Sales of goods .........................................      1,626         916
                                                           --------    --------
                                                              9,501       7,773
                                                           --------    --------
EXPENSES
Interest ...............................................      1,948       1,711
Operating and administrative ...........................      2,631       2,217
Cost of goods sold .....................................      1,482         808
Insurance losses and policyholder and annuity benefits .      1,342       1,149
Provision for losses on financing receivables ..........        332         312
Depreciation and amortization of buildings and equipment
 and equipment on operating leases .....................        652         565
Minority interest in net earnings of consolidated
 affiliates ............................................         11          13
                                                           --------    --------
                                                              8,398       6,775
                                                           --------    --------
EARNINGS
Earnings before income taxes ...........................      1,103         998
Provision for income taxes .............................       (323)       (301)
                                                           --------    --------
NET EARNINGS ...........................................        780         697
Dividends ..............................................       (373)       (317)
Retained earnings at beginning of period ...............     11,861      10,678
                                                           --------    --------
RETAINED EARNINGS AT END OF PERIOD .....................   $ 12,268    $ 11,058
                                                           ========    ========



See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION


                                                          MARCH 28, DECEMBER 31,
(In millions)                                                 1998        1997
                                                           --------    --------
                                                         (Unaudited)
ASSETS
Cash and equivalents ...................................   $  4,358    $  4,648
Investment securities ..................................     54,302      53,103
Financing receivables:
  Time sales and loans, net of deferred income .........     64,255      64,832
  Investment in financing leases, net of deferred income     41,580      41,769
                                                           --------    --------
                                                            105,835     106,601
  Allowance for losses on financing receivables ........     (2,786)     (2,802)
                                                           --------    --------
    Financing receivables - net ........................    103,049     103,799
Other receivables - net ................................     12,344      11,925
Equipment on operating leases (at cost), less
 accumulated amortization of $6,465 and $6,126 .........     19,102      18,689
Intangible assets ......................................      9,509       9,459
Inventories ............................................        808         786
Other assets ...........................................     28,806      26,368
                                                           --------    --------
     TOTAL ASSETS ......................................   $232,278    $228,777
                                                           ========    ========

LIABILITIES AND EQUITY
Short-term borrowings ..................................   $ 96,038    $ 91,680
Long-term borrowings:
  Senior ...............................................     41,578      44,437
  Subordinated .........................................        697         697
Insurance liabilities, reserves and annuity benefits ...     51,110      50,248
Other liabilities ......................................     14,833      14,315
Deferred income taxes ..................................      8,278       8,167
                                                           --------    --------
     Total liabilities .................................    212,534     209,544
                                                           --------    --------
Minority interest in equity of consolidated affiliates .        969         860
                                                           --------    --------

Unrealized gains on investment securities ..............      1,148       1,145
Foreign currency translation adjustments ...............       (155)       (147)
                                                           --------    --------
Accumulated non-owner changes in equity ................        993         998
Capital stock ..........................................        770         770
Additional paid-in capital .............................      4,744       4,744
Retained earnings ......................................     12,268      11,861
                                                           --------    --------
     Total equity ......................................     18,775      18,373
                                                           --------    --------
     TOTAL LIABILITIES AND EQUITY ......................   $232,278    $228,777
                                                           ========    ========





See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                          MARCH 28,   MARCH 29,
(In millions)                                                 1998        1997
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...........................................   $    780    $    697
Adjustments to reconcile net earnings to cash provided
 from operating activities:
  Provision for losses on financing receivables ........        332         312
  Depreciation and amortization of buildings and
   equipment and equipment on operating leases .........        652         565
  Other - net ..........................................        854         176
                                                           --------    --------
     Cash from operating activities ....................      2,618       1,750
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .........................    (18,844)    (10,362)
Principal collections from customers ...................     19,249      10,250
Investment in assets on financing leases ...............     (3,596)     (3,880)
Principal collections on financing leases ..............      2,856       3,924
Net decrease in credit card receivables ................         89       1,453
Buildings and equipment and equipment on operating
 leases:
    - additions ........................................     (1,537)     (1,280)
    - dispositions .....................................      1,420         347
Payments for principal businesses purchased, net of
 cash acquired .........................................       (660)        (27)
Purchases of investment securities by insurance
 affiliates and annuity businesses .....................     (4,074)     (2,735)
Dispositions and maturities of investment securities by
 insurance affiliates and annuity businesses ...........      3,022       2,709
Other - net ............................................       (990)     (1,234)
                                                           --------    --------
     Cash used for investing activities ................     (3,065)       (835)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less) ..      6,198       1,811
Newly issued debt  - short-term (maturities 91-365 days)      1,556         963
                   - long-term senior ..................      3,853       3,700
Proceeds - non-recourse, leveraged lease debt ..........        156        --
Repayments and other reductions:
                   - short-term (maturities 91-365 days)     (8,221)     (7,418)
                   - long-term senior ..................     (2,630)       (331)
Principal payments - non-recourse, leveraged lease debt        (184)       (129)
Proceeds from sales of investment and annuity contracts       1,027         873
Redemption of investment and annuity contracts .........     (1,262)       (586)
Dividends paid .........................................       (336)       (317)
Issuance of variable cumulative preferred stock by
 consolidated affiliate ................................       --           100
                                                           --------    --------
     Cash from (used for) financing activities .........        157      (1,334)
                                                           --------    --------
DECREASE IN CASH AND EQUIVALENTS .......................       (290)       (419)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............      4,648       3,074
                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................   $  4,358    $  2,655
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

3. Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted as of January 1, 1998. This Statement requires reporting of changes in share owners' equity that do not result directly from transactions with share owners. An analysis of these changes follows:

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                          MARCH 28,    MARCH 29,
       (Dollars in millions)                                  1998         1997
                                                           --------    --------
       Net earnings ....................................   $    780    $    697
       Unrealized gains (losses) on investment
        securities - net ...............................          3        (384)
       Foreign currency translation adjustments ........         (8)        (34)
                                                           --------    --------
       Total ...........................................   $    775    $    279
                                                           ========    ========

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

Net earnings for the first quarter of 1998 were $780 million, an $83 million (12%) increase over the first quarter of 1997. The results reflected the globalization and diversity of the Corporation's businesses and were led by double digit increases in Specialty Insurance, Equipment Management and Mid-Market Financing activities. The Corporation's contribution to its parent, General Electric Capital Services, Inc. ("GECS"), after payment of dividends on its variable cumulative preferred stock, was $758 million, a $79 million (12%) increase over the comparable 1997 period.

The increase in net earnings in the Specialty Insurance segment reflected improved earnings in the mortgage insurance business, the result of improved market conditions, as well as increases in the other insurance businesses.

Earnings of the lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned -- yields -- over rates on borrowings) and the quality of those assets. Net earnings for these businesses reflected increases, primarily from a higher average level of invested assets, offset by decreased earnings from Consumer Services activities, attributable to increased losses and lower volumes for U.S. private-label credit cards and increased automobile residual losses. These impacts were partially offset by lower losses associated with the Corporation's equity investment in Montgomery Ward Holding Corp. Financing spreads decreased slightly compared with the prior year's quarter, reflecting both lower yields and higher borrowing rates.

OPERATING RESULTS

TOTAL REVENUES from all sources was $9,501 million for the first quarter of 1998, a 22% increase compared with $7,773 million for the first quarter of 1997.

Revenues from the equipment management, consumer services, mid-market financing and specialized financing businesses increased $1,324 million (18%) over the comparable prior-year period. A significant portion of the increase arose from sales of goods by the computer equipment distribution businesses, reflecting both acquisition and core growth. The increase also reflected a higher average level of invested assets, resulting principally from acquisitions of portfolios and businesses, as well as increased premiums related to the acquisition of a consumer savings and insurance business in 1997. Revenues of the Specialty Insurance segment increased $281 million (49%) to $852 million for the first quarter of 1998 compared with the first quarter of 1997. The increase primarily reflected increased investment income resulting from origination volume, continued growth in the investment portfolios and higher gains on investment securities.

INTEREST EXPENSE for the first quarter of 1998 was $1,948 million, 14% higher than for the first quarter of 1997. The increase reflected the effects of higher average borrowings used to finance asset growth combined with the effects of higher average interest rates. The composite interest rate on the Corporation's borrowings for the first quarter of 1998 was 6.08% compared with 6.02% in the first quarter of 1997.

OPERATING AND ADMINISTRATIVE EXPENSES were $2,631 million for the first quarter of 1998, a 19% increase over the first quarter of 1997. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year and higher investment levels.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased $193 million to $1,342 million for the first quarter of 1998, compared with the first quarter of 1997. The increase primarily reflected the consumer savings and insurance business acquired in 1997 and growth in origination volume, partially offset by improved market conditions in the mortgage insurance business.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $332 million for the first quarter of 1998 from $312 million for the first quarter of 1997. These provisions principally related to private-label and bank credit cards in the Consumer Services segment that are discussed below under Portfolio Quality. The increase principally reflects higher average receivable balances as well as increased delinquencies in the consumer portfolio, consistent with industry experience.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS (Continued).

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $87 million (15%) to $652 million for the first quarter of 1998 compared with $565 million for the first quarter of 1997. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting automobile and aircraft volume and acquisition growth.

PROVISION FOR INCOME TAXES was $323 million for the first quarter of 1998 (an effective tax rate of 29.3%), compared with $301 million for the first quarter of 1997 (an effective tax rate of 30.2%). The higher provision for income taxes reflected increased pre-tax earnings subject to statutory rates. The decrease in the 1998 effective tax rate resulted primarily from increased tax credits and decreases in taxes on non-U.S. income.

PORTFOLIO QUALITY

FINANCING RECEIVABLES are the financing segment's largest asset and its primary source of revenues. The portfolio of financing receivables, before allowance for losses, decreased to $105.8 billion at March 28, 1998, from $106.6 billion at the end of 1997, primarily reflecting seasonal decreases in the credit card portfolios, partially offset by origination volume and acquisition growth. Related allowances for losses at March 28, 1998, aggregated $2.8 billion (2.63% of receivables - the same as at the end of 1997) and, in management's judgment, are appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced- earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. The following discussion of the nonearning and reduced-earning receivable balances and write-off amounts excludes amounts related to Montgomery Ward Holding Corp. and affiliates, which are separately discussed below.

CONSUMER FINANCING RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $47.6 billion at March 28, 1998, a decrease of $0.5 billion from the end of 1997. Nonearning receivables were $1.0 billion at March 28, 1998, 2.1% of total consumer financing receivables, both of which were substantially the same as at December 31, 1997. Write-offs of consumer receivables increased to $356 million for the first quarter of 1998, compared with $293 million for the first quarter of 1997. This increase was primarily attributable to higher average receivable balances resulting from a combination of origination volume and acquisitions of businesses and portfolios as well as higher delinquencies, consistent with overall industry experience.

OTHER FINANCING RECEIVABLES, totaling $58.2 billion at March 28, 1998 ($58.5 billion at December 31, 1997), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $385 million at March 28, 1998, compared with $353 million at year-end 1997.

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, Montgomery Ward Holding Corp. (MWHC) filed a bankruptcy petition for reorganization in 1997. The Corporation's recorded investment in MWHC and affiliates at March 28, 1998, was $790 million, a decrease of $5 million from the end of 1997, and consisted primarily of inventory financing. Income recognition had been suspended on these pre-bankruptcy petition investments. Subsequent to the petition, the Corporation committed to provide MWHC up to $1.0 billion in debtor-in-possession financing, subject to certain conditions, in order to fund working capital requirements and general corporate expenses. A majority of this facility has been syndicated; the Corporation's loans under this facility at March 28, 1998 were approximately $81 million. The Corporation also provides financing to customers of MWHC and affiliates through the Corporation's wholly-owned affiliates, Montgomery Ward Credit Corporation and Monogram Credit Card Bank of Georgia. These receivables, which represent revolving credit card transactions directly with customers of MWHC and affiliates, aggregated approximately $3.9 billion at March 28, 1998, including $1.8 billion that have been sold with recourse by the Corporation's affiliates. The obligations of customers with respect to these receivables are not affected by the bankruptcy filing. MWHC and its affiliates, under new management since 1997, are continuing their restructuring efforts as well as developing a plan of reorganization.

The Corporation held loans and leases to commercial airlines amounting to $9.1 billion at March 28, 1998, up from $9.0 billion at the end of 1997.

                                                                     EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                        THREE MONTHS ENDED MARCH 28, 1998

                                   (Unaudited)

                                                                      RATIO OF
                                                                      EARNINGS
                                                                         TO
                                                                      COMBINED
                                                                        FIXED
                                                           RATIO OF    CHARGES
                                                           EARNINGS      AND
                                                              TO      PREFERRED
                                                             FIXED      STOCK
(Dollar amounts in millions)                                CHARGES   DIVIDENDS
                                                           --------    --------
Net earnings ...........................................   $    780    $    780
Provision for income taxes .............................        323         323
Minority interest in net earnings of consolidated
 affiliates ............................................         11          11
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest .....................................      1,114       1,114
                                                           --------    --------
Fixed charges:
  Interest .............................................      1,975       1,975
  One-third of rentals .................................         58          58
                                                           --------    --------
Total fixed charges ....................................      2,033       2,033
                                                           --------    --------

Less interest capitalized, net of amortization .........         12          12
                                                           --------    --------
Earnings before provision for income taxes and minority
 interest, plus fixed charges ..........................   $  3,135    $  3,135
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.54
                                                           ========


Preferred stock dividend requirements ..................               $     22
Ratio of earnings before provision for income taxes to
 net earnings ..........................................                   1.41
Preferred stock dividend factor on pre-tax basis .......                     31
Fixed charges ..........................................                  2,033
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements ..........................................               $  2,064
                                                                       ========
Ratio of earnings to combined fixed charges and
 preferred stock dividends .............................                   1.52
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

                                      GENERAL ELECTRIC CAPITAL CORPORATION
                                      ------------------------------------
                                                   (Registrant)


Date:  May 12, 1998                   By:           /s/ J.A. Parke
                                          -------------------------------------
                                                      J.A. Parke,
                                              Senior Vice President, Finance
                                               (Principal Financial Officer)


Date:  May 12, 1998                   By:           /s/ J.C. Amble
                                          -------------------------------------
                                                      J.C. Amble,
                                              Vice President and Controller
                                              (Principal Accounting Officer)

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                            PAGE
-----------                                                          --------


   12 Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed
             charges and preferred stock dividends ...............       7


   27        Financial Data Schedule (filed electronically only)