Form 10-Q
period 1998-09-26
GENERAL ELECTRIC CAPITAL CORP
filed 1998-11-10
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


           | X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1998

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

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

At November 6, 1998, 3,837,825 shares of common stock with a par value of $200 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                      --------

PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements ..............................         1

Item 2.       Management's Discussion and Analysis of Results
              of Operations .....................................         6

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges
              and Computation of Ratio of Earnings to Combined
              Fixed Charges and Preferred Stock Dividends .......         9


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ..................        10

Signatures ......................................................        11

Index to Exhibits ...............................................        12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                   --------------------    --------------------
                                                                  SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                                                        26,         27,         26,         27,
(In millions)                                                         1998        1997        1998        1997
                                                                   --------    --------    --------    --------
REVENUES
Revenues from services .........................................   $  8,529    $  7,195    $ 24,495    $ 20,649
Sales of goods .................................................      1,806       1,182       5,325       3,159
                                                                   --------    --------    --------    --------
                                                                     10,335       8,377      29,820      23,808
                                                                   --------    --------    --------    --------
EXPENSES
Interest .......................................................      2,076       1,832       6,129       5,323
Operating and administrative ...................................      2,817       2,504       8,167       6,646
Cost of goods sold .............................................      1,681       1,063       4,891       2,801
Insurance losses and policyholder and annuity benefits .........      1,418       1,227       4,127       3,482
Provision for losses on financing receivables ..................        304         371       1,044       1,020
Depreciation and amortization of buildings and equipment
 and equipment on operating leases .............................        663         623       1,913       1,751
Minority interest in net earnings of consolidated affiliates ...         14          13          35          27
                                                                   --------    --------    --------    --------
                                                                      8,973       7,633      26,306      21,050
                                                                   --------    --------    --------    --------
EARNINGS
Earnings before income taxes ...................................      1,362         744       3,514       2,758
Provision for income taxes .....................................       (432)       (176)       (991)       (775)
                                                                   --------    --------    --------    --------

NET EARNINGS ...................................................        930         568       2,523       1,983
Dividends ......................................................       (341)       (529)       (867)     (1,186)
Retained earnings at beginning of period .......................     12,928      11,436      11,861      10,678
                                                                   --------    --------    --------    --------
RETAINED EARNINGS AT END OF PERIOD .............................   $ 13,517    $ 11,475    $ 13,517    $ 11,475
                                                                   ========    ========    ========    ========



See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                                          SEPTEMBER    DECEMBER
                                                                                                26,         31,
(In millions)                                                                                 1998        1997
                                                                                           --------    --------
                                                                                         (Unaudited)
ASSETS
Cash and equivalents ...................................................................   $  4,708    $  4,648
Investment securities ..................................................................     57,079      53,103
Financing receivables:
  Time sales and loans, net of deferred income .........................................     71,145      64,832
  Investment in financing leases, net of deferred income ...............................     45,411      41,769
                                                                                           --------    --------
                                                                                            116,556     106,601
  Allowance for losses on financing receivables ........................................     (3,065)     (2,802)
                                                                                           --------    --------
    Financing receivables - net ........................................................    113,491     103,799
Other receivables - net ................................................................     14,877      11,925
Equipment on operating leases (at cost), less accumulated amortization
 of $6,716 and $6,126 ..................................................................     20,209      18,689
Intangible assets ......................................................................     10,737       9,459
Inventories ............................................................................        729         786
Other assets ...........................................................................     32,306      26,368
                                                                                           --------    --------
      TOTAL ASSETS .....................................................................   $254,136    $228,777
                                                                                           ========    ========

LIABILITIES AND EQUITY
Short-term borrowings ..................................................................   $ 98,485    $ 91,680
Long-term borrowings:
  Senior ...............................................................................     55,249      44,437
  Subordinated .........................................................................        697         697
Insurance liabilities, reserves and annuity benefits ...................................     52,991      50,248
Other liabilities ......................................................................     16,522      14,315
Deferred income taxes ..................................................................      8,734       8,167
                                                                                           --------    --------
      Total liabilities ................................................................    232,678     209,544
                                                                                           --------    --------
Minority interest in equity of consolidated affiliates .................................      1,076         860
                                                                                           --------    --------

Unrealized gains on investment securities ..............................................      1,435       1,145
Foreign currency translation adjustments ...............................................       (154)       (147)
                                                                                           --------    --------
Accumulated non-owner changes in equity ................................................      1,281         998
Capital stock ..........................................................................        770         770
Additional paid-in capital .............................................................      4,814       4,744
Retained earnings ......................................................................     13,517      11,861
                                                                                           --------    --------
      Total equity .....................................................................     20,382      18,373
                                                                                           --------    --------
      TOTAL LIABILITIES AND EQUITY .....................................................   $254,136    $228,777
                                                                                           ========    ========





See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                           --------------------
                                                                                          SEPTEMBER   SEPTEMBER
                                                                                                26,         27,
(In millions)                                                                                 1998        1997
                                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...........................................................................   $  2,523    $  1,983
Adjustments to reconcile net earnings to cash provided from operating activities:
  Provision for losses on financing receivables ........................................      1,044       1,020
  Depreciation and amortization of buildings and equipment and equipment on
   operating leases ....................................................................      1,913       1,751
  Other - net ..........................................................................      2,749       1,203
                                                                                           --------    --------
    Cash provided from operating activities ............................................      8,229       5,957
                                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .........................................................    (48,057)    (38,386)
Principal collections from customers ...................................................     43,711      36,328
Investment in assets on financing leases ...............................................    (13,886)     (9,943)
Principal collections on financing leases ..............................................     11,911      11,559
Net decrease in credit card receivables ................................................      3,307       2,335
Buildings and equipment and equipment on operating leases:
    - additions ........................................................................     (4,010)     (4,617)
    - dispositions .....................................................................      2,021       1,867
Payments for principal businesses purchased, net of cash acquired ......................     (8,294)     (1,532)
Purchases of investment securities by insurance affiliates and annuity businesses ......    (11,845)     (7,892)
Dispositions and maturities of investment securities by insurance affiliates and
 annuity businesses ....................................................................      8,669       6,828
Other - net ............................................................................     (4,868)     (4,456)
                                                                                           --------    --------
    Cash used for investing activities .................................................    (21,341)     (7,909)
                                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less) ..................................      5,718       6,861
Newly issued debt  - short-term (maturities 91-365 days) ...............................      4,126       3,240
                   - long-term senior ..................................................     26,158      12,099
Proceeds - non-recourse, leveraged lease debt ..........................................        971         129
Repayments and other reductions:
                   - short-term (maturities 91-365 days) ...............................    (17,992)    (18,486)
                   - long-term senior ..................................................     (4,298)       (861)
Principal payments - non-recourse, leveraged lease debt ................................       (333)       (262)
Proceeds from sales of investment and annuity contracts ................................      3,284       3,334
Redemption of investment and annuity contracts .........................................     (3,765)     (3,251)
Dividends paid .........................................................................       (867)     (1,186)
Issuance of preferred stock in excess of par value .....................................         70        --
Issuance of variable cumulative preferred stock by consolidated affiliate ..............        100         100
                                                                                           --------    --------
    Cash provided from financing activities ............................................     13,172       1,717
                                                                                           --------    --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS ............................................         60        (235)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............................................      4,648       3,074
                                                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................................................   $  4,708    $  2,839
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


3. Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, was adopted as of January 1, 1998. This Statement requires reporting of changes in share owners' equity that do not result directly from transactions with share owners. An analysis of these changes follows:

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                          SEPTEMBER   SEPTEMBER
                                                                26,         27,
(In millions)                                                 1998        1997
                                                           --------    --------
Net earnings ...........................................   $    930    $    568
Unrealized gains on investment securities - net ........        130         503
Foreign currency translation adjustments ...............         26           5
                                                           --------    --------
Total ..................................................   $  1,086    $  1,076
                                                           ========    ========


                                                             NINE MONTHS ENDED
                                                           --------------------
                                                          SEPTEMBER   SEPTEMBER
                                                                26,         27,
                                                              1998        1997
                                                           --------    --------
Net earnings ...........................................   $  2,523    $  1,983
Unrealized gains on investment securities - net ........        290         745
Foreign currency translation adjustments ...............         (7)        (38)
                                                           --------    --------
Total ..................................................   $  2,806    $  2,690
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

OVERVIEW

Net earnings for the first nine months of 1998 were $2,523 million, a $540 million (27%) increase over the first nine months of 1997. The results reflected the globalization and diversity of the Corporation's businesses and were led by double-digit increases in Specialized Financing, Consumer Services, Specialty Insurance and Mid-Market Financing activities. The Corporation's contribution to its parent, General Electric Capital Services, Inc. ("GECS"), after payment of dividends on its variable cumulative preferred stock, was $2,454 million, a $528 million (27%) increase over the comparable 1997 period.

Earnings of the lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned -- yields -- over rates on borrowings) and the quality of those assets. The increase in net earnings for these businesses reflected a higher average level of invested assets. Financing spreads were essentially the same in both periods, reflecting slightly lower yields offset by lower borrowing rates. Earnings for these businesses were also significantly impacted by lower losses associated with the Corporation's equity investment in Montgomery Ward Holding Corp. ("MWHC"). This impact was partially offset by lower gains recognized on sales of assets.

The increase in net earnings in the Specialty Insurance segment primarily reflected improved earnings in the mortgage insurance business, the result of improved market conditions, as well as increases in other insurance businesses.


OPERATING RESULTS

TOTAL REVENUES from all sources increased $6,012 million (25%) to $29,820 million for the first nine months of 1998, compared with $23,808 million for the first nine months of 1997.

Revenues from the equipment management, consumer services, mid-market financing and specialized financing businesses increased $5,118 million (23%) over the comparable prior-year period. A significant portion of the increase arose from sales of goods by the computer equipment distribution businesses, reflecting both acquisition and core growth. The increase also reflected a higher average level of invested assets, resulting principally from acquisitions of portfolios and businesses, as well as increased premiums related to the acquisition of consumer savings and insurance businesses in 1997 and 1998. Revenues were also impacted by lower losses associated with the Corporation's equity investment in MWHC. This impact was partially offset by lower gains recognized on sales of assets.

Revenues of the Specialty Insurance segment increased $679 million (36%) to $2,588 million for the first nine months of 1998 compared with the first nine months of 1997. The increase reflected higher investment income resulting from continued growth in the investment portfolios and a higher level of gains on investment securities as well as growth in origination volume. The increase also reflected the 1997 contribution of assets of Consolidated Insurance Group, a component of Consolidated Financial Insurance, from GECS to the Corporation.

INTEREST  EXPENSE  for the first  nine  months of 1998 was $6,129  million,  15%
higher than for the first nine months of 1997. The increase reflected the effects of higher average borrowings used to finance asset growth, slightly offset by the effects of lower average interest rates. The composite interest rate on the Corporation's borrowings for the first nine months of 1998 was 5.95% compared with 6.02% in the first nine months of 1997.

OPERATING AND ADMINISTRATIVE EXPENSES were $8,167 million for the first nine months of 1998, a 23% increase over the first nine months of 1997. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year and higher investment levels.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased $645 million to $4,127 million for the first nine months of 1998, compared with the first nine months of 1997. The increase primarily reflected the acquisitions of the consumer savings and insurance businesses and higher origination volume, partially offset by improved market conditions in the mortgage insurance business.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS (Continued).

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $1,044 million for the first nine months of 1998 from $1,020 million for the first nine months of 1997. These provisions principally related to private-label and bank credit cards in the Consumer Services segment that are discussed below under Portfolio Quality.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $162 million to $1,913 million for the first nine months of 1998 compared with $1,751 million for the first nine months of 1997. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting acquisition growth.

PROVISION FOR INCOME TAXES was $991 million for the first nine months of 1998 (an effective tax rate of 28.2%), compared with $775 million for the first nine months of 1997 (an effective tax rate of 28.1%). The higher provision for income taxes primarily reflected increased pre-tax earnings subject to statutory rates.


PORTFOLIO QUALITY

FINANCING RECEIVABLES are the financing segment's largest asset and its primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $116.6 billion at September 26, 1998, from $106.6 billion at the end of 1997, primarily reflecting acquisition growth and higher origination volume, partially offset by securitizations of receivables and other decreases in the credit card portfolios. Related allowances for losses at September 26, 1998, aggregated $3.1 billion (2.63% of receivables - the same as at the end of 1997) and, in management's judgment, are appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. The following discussion of the nonearning and reduced-earning receivable balances and write-off amounts excludes amounts related to Montgomery Ward Holding Corp. and affiliates, which are separately discussed below.

CONSUMER FINANCING RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $48.4 billion at September 26, 1998, an increase of $0.3 billion from the end of 1997. Nonearning receivables were $1.1 billion at September 26, 1998, 2.3% of total consumer financing receivables, compared with $1.0 billion, 2.2% of total consumer receivables, at December 31, 1997. Write-offs of consumer receivables increased to $1,052 million for the first nine months of 1998, compared with $912 million for the first nine months of 1997. This increase was primarily attributable to higher average receivable balances resulting from a combination of origination volume and acquisitions of businesses and portfolios as well as the effects of higher delinquencies at the end of 1997, consistent with overall industry experience.

OTHER FINANCING RECEIVABLES, totaling $68.2 billion at September 26, 1998 ($58.5 billion at December 31, 1997), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $282 million at September 26, 1998, compared with $353 million at year-end 1997.

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, Montgomery Ward Holding Corp. (MWHC) filed a bankruptcy petition for reorganization in 1997. The Corporation's recorded investment in MWHC and affiliates at September 26, 1998, was $754 million, a decrease of $41 million from the end of 1997, and consisted primarily of inventory financing. Income recognition had been suspended on these pre-bankruptcy petition investments. Subsequent to the petition, the Corporation committed to provide MWHC up to $1.0 billion in debtor-in-possession financing, subject to certain conditions, in order to fund working capital requirements and general corporate expenses. A majority of this facility has been syndicated; the Corporation's loans under this facility at September 26, 1998 were approximately $119 million. The Corporation also provides financing to customers of MWHC and affiliates through the Corporation's wholly-owned affiliates, Montgomery Ward Credit Corporation and Monogram Credit Card Bank of Georgia. These receivables, which represent revolving credit card transactions directly with customers of MWHC and affiliates, aggregated approximately $3.4 billion at September 26, 1998, including $1.7 billion that have been sold with recourse by the Corporation's affiliates. The obligations of customers with respect to these receivables are not affected by the bankruptcy filing. MWHC and its affiliates, under new management since 1997, are continuing their restructuring efforts as well as developing a plan of reorganization.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS (Continued).

The Corporation held loans and leases to commercial airlines amounting to $9.6 billion at September 26, 1998, up from $9.0 billion at the end of 1997.

OTHER MATTERS

YEAR 2000

The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. The Corporation has undertaken a global effort to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will impact its customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve -- execute project plans and perform a majority of the testing; and (4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and company-wide reviews with senior management are conducted monthly. Management plans to have completed the first three phases of the program for a substantial majority of mission-critical systems by the end of 1998 and to have nearly all significant information systems, products and services, facilities and suppliers in the control phase of the program by mid-1999.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs; products and services; facilities and facilities-related equipment; suppliers; and, customers. Business operations are also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes or that could affect customers' ability to repay amounts owed to the Corporation. The likelihood and effects of failures in infrastructure systems and in the supply chain cannot be estimated. However, with respect to operations under its direct control, management does not expect, in view of its Year 2000 program efforts and the diversity of its businesses, suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Corporation.

Total Year 2000 remediation expenditures are expected to be approximately $237 million, of which two-thirds is expected to be spent by the end of 1998. Substantially all of the remainder is expected to be spent in 1999. Most of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources.

The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                                                                      EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                      NINE MONTHS ENDED SEPTEMBER 26, 1998
                                   (Unaudited)

                                                                                                       RATIO OF
                                                                                                       EARNINGS
                                                                                                          TO
                                                                                                       COMBINED
                                                                                                         FIXED
                                                                                           RATIO OF     CHARGES
                                                                                           EARNINGS       AND
                                                                                              TO      PREFERRED
                                                                                            FIXED        STOCK
(Dollar amounts in millions)                                                               CHARGES    DIVIDENDS
                                                                                           --------    --------
Net earnings ...........................................................................   $  2,523    $  2,523
Provision for income taxes .............................................................        991         991
Minority interest in net earnings of consolidated affiliates ...........................         35          35
                                                                                           --------    --------
Earnings before provision for income taxes and minority interest .......................      3,549       3,549
                                                                                           --------    --------
Fixed charges:
  Interest .............................................................................      6,266       6,266
  One-third of rentals .................................................................        204         204
                                                                                           --------    --------
Total fixed charges ....................................................................      6,470       6,470
                                                                                           --------    --------

Less interest capitalized, net of amortization .........................................         65          65
                                                                                           --------    --------
Earnings before provision for income taxes and minority interest, plus fixed charges ...   $  9,954    $  9,954
                                                                                           ========    ========

Ratio of earnings to fixed charges .....................................................       1.54
                                                                                           ========

Preferred stock dividend requirements ..................................................               $     69
Ratio of earnings before provision for income taxes to net earnings ....................                   1.39
Preferred stock dividend factor on pre-tax basis .......................................                     96
Fixed charges ..........................................................................                  6,470
                                                                                                       --------
Total fixed charges and preferred stock dividend requirements ..........................               $  6,566
                                                                                                       ========

Ratio of earnings to combined fixed charges and preferred stock dividends ..............                   1.52
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


                                       GENERAL ELECTRIC CAPITAL CORPORATION
                                       ------------------------------------
                                                   (Registrant)


Date: November 10, 1998                By:        /s/ J.A. Parke
                                           --------------------------------
                                                      J.A. Parke,
                                            Senior Vice President, Finance
                                            (Principal Financial Officer)


Date: November 10, 1998                By:        /s/ J.C. Amble
                                           ---------------------------------
                                                      J.C. Amble,
                                             Vice President and Controller
                                            (Principal Accounting Officer)

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS


 EXHIBIT NO.                                                             PAGE
-------------                                                           -------

     12            Computation of ratio of earnings to fixed charges
                   and computation of ratio of earnings to combined
                   fixed charges and preferred stock dividends .......     9


     27            Financial Data Schedule (filed electronically only)