Form 10-K405
period 1998-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 1999-03-29
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-K
                                  -------------

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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


                            ------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH
     TITLE OF EACH CLASS                         EXCHANGE ON WHICH REGISTERED
   -----------------------                     --------------------------------
7 7/8% GUARANTEED SUBORDINATED                      NEW YORK STOCK EXCHANGE
  NOTES DUE DECEMBER 1, 2006

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(g) OF THE ACT:

                                      NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At March 24, 1999, 3,837,825 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $200 were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 24, 1999. None.

                       DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 1998 are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                    --------

PART I

   Item 1.   Business .............................................     1
   Item 2.   Properties ...........................................    11
   Item 3.   Legal Proceedings ....................................    11
   Item 4.   Submission of Matters to a Vote of Security Holders ..    11

PART II

   Item 5.   Market for the Registrant's Common Equity and
              Related Stockholder Matters .........................    12
   Item 6.   Selected Financial Data ..............................    12
   Item 7.   Management's Discussion and Analysis of
              Results of Operations ...............................    12
   Item 7A.  Quantitative and Qualitative Disclosures
              About Market Risk ...................................    21
   Item 8.   Financial Statements and Supplementary Data ..........    22
   Item 9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ..............    46

PART III

   Item 10.  Directors and Executive Officers of the Registrant ...    46
   Item 11.  Executive Compensation ...............................    46
   Item 12.  Security Ownership of Certain Beneficial Owners
              and Management ......................................    46
   Item 13.  Certain Relationships and Related Transactions .......    46

PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K .........................................    47

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

GE Capital operates in five operating segments that are described below. These operations are subject to a variety of regulations in their respective jurisdictions.

Services of the Corporation are offered primarily in the United States, Canada, Europe and the Pacific Basin. The Corporation's principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number
(203) 357-4000). At December 31, 1998, the Corporation employed approximately 82,600 persons.

The Corporation's principal assets are classified as time sales and loans, investment in financing leases, equipment on operating leases and investment securities. The following table presents, by operating segment, these principal financing products which, together with other assets, constitute the Corporation's total assets at December 31, 1998 and 1997.


TOTAL ASSETS BY OPERATING SEGMENT

(In millions)                                                              1998
                                           --------------------------------------------------------------------
                                                                     NET
                                             TIME                INVESTMENT
                                          SALES AND      NET         IN                   ALLOWANCE
                                            LOANS,   INVESTMENT   EQUIPMENT               FOR LOSSES
                                            NET OF       IN          ON                    AND ALL
                                           DEFERRED   FINANCING   OPERATING  INVESTMENT     OTHER        TOTAL
                                            INCOME      LEASES     LEASES    SECURITIES     ASSETS      ASSETS
                                           --------    --------    --------    --------    --------    --------
CONSUMER SERVICES
 GE Financial Assurance ................   $  3,025    $   --      $   --      $ 37,972    $ 16,070    $ 57,067
 Auto Financial Services ...............      2,946      10,496       1,913           5         781      16,141
 Auto Financial Services Europe ........      6,550       1,349          11          60       1,758       9,728
 GE Card Services ......................      9,907        --          --            80       2,529      12,516
 Global Consumer Finance ...............     17,587       1,695        --           462       4,483      24,227
 Mortgage Services .....................        343        --          --           594       6,070       7,007
 Other .................................      2,215         608         189         537         626       4,175
                                           --------    --------    --------    --------    --------    --------
   Total ...............................     42,573      14,148       2,113      39,710      32,317     130,861

EQUIPMENT MANAGEMENT
 Aviation Services .....................        459       3,210       6,499         118       1,294      11,580
 Fleet Services ........................         89       3,254       1,722        --         1,227       6,292
 Information Technology Solutions ......       --           197          31        --         3,908       4,136
 Transport International Pool ..........         75          20       3,418        --         1,458       4,971
 GE SeaCo/GE Capital Container
  Finance Corporation ..................         24         235       1,608          27         163       2,057
 Penske Truck Leasing ..................       --          --          --            30       2,559       2,589
 GE American Communications ............        160        --          --          --         2,007       2,167
 Railcar Services ......................       --           426       1,908        --           124       2,458
 Modular Space .........................         42          81       1,021        --           508       1,652
 Other .................................       --          --          --          --          --          --
                                           --------    --------    --------    --------    --------    --------
   Total ...............................        849       7,423      16,207         175      13,248      37,902

MID-MARKET FINANCING
 Commercial Equipment Financing ........     13,412      10,039       1,784         110       1,329      26,674
 Vendor Financial Services .............      1,998       3,867         236           1         894       6,996
 European Equipment Finance ............        620       5,556          20        --           653       6,849
 Other .................................      1,035          87           3          16         108       1,249
                                           --------    --------    --------    --------    --------    --------
   Total ...............................     17,065      19,549       2,043         127       2,984      41,768

SPECIALIZED FINANCING
 Real Estate ...........................      7,200       1,563        --           163       5,940      14,866
 Structured Finance Group ..............      1,899       4,910         506         932       1,580       9,827
 Commercial Finance ....................      6,983          14        --            56       1,685       8,738
 GE Equity .............................         49        --          --            43       1,445       1,537
 Other .................................         73        --          --           742          24         839
                                           --------    --------    --------    --------    --------    --------
   Total ...............................     16,204       6,487         506       1,936      10,674      35,807


SPECIALTY INSURANCE ....................        103        --          --        14,470       4,782      19,355
ALL OTHER ..............................       --           (71)         72         857       2,499       3,357
                                           --------    --------    --------    --------    --------    --------
   TOTAL ...............................   $ 76,794    $ 47,536    $ 20,941    $ 57,275    $ 66,504    $269,050
                                           ========    ========    ========    ========    ========    ========


                                                                           1997
                                           --------------------------------------------------------------------
                                                                     NET
                                             TIME                INVESTMENT
                                          SALES AND      NET         IN                   ALLOWANCE
                                            LOANS,   INVESTMENT   EQUIPMENT               FOR LOSSES
                                            NET OF       IN          ON                    AND ALL
                                           DEFERRED   FINANCING   OPERATING  INVESTMENT     OTHER        TOTAL
                                            INCOME      LEASES     LEASES    SECURITIES     ASSETS      ASSETS
                                           --------    --------    --------    --------    --------    --------
CONSUMER SERVICES
 GE Financial Assurance ................   $  2,724    $   --      $   --      $ 35,690    $ 13,213    $ 51,627
 Auto Financial Services ...............      2,543      10,681       2,795           4         689      16,712
 Auto Financial Services Europe ........      4,875       1,417        --            55       1,863       8,210
 GE Card Services ......................     17,146        --          --            40       1,192      18,378
 Global Consumer Finance ...............     10,922       1,053          (9)         55       1,051      13,072
 Mortgage Services .....................        764        --          --           689       4,443       5,896
 Other .................................      1,555         560         157         715         528       3,515
                                           --------    --------    --------    --------    --------    --------
   Total ...............................     40,529      13,711       2,943      37,248      22,979     117,410

EQUIPMENT MANAGEMENT
 Aviation Services .....................        257       3,162       5,559         374         813      10,165
 Fleet Services ........................          1       3,033       1,444        --         1,147       5,625
 Information Technology Solutions ......         22         172          24        --         3,620       3,838
 Transport International Pool ..........         31          62       2,396        --         1,165       3,654
 GE SeaCo/GE Capital Container
  Finance Corporation ..................       --           330       1,971        --           250       2,551
 Penske Truck Leasing ..................       --          --          --            30       2,127       2,157
 GE American Communications ............       --          --          --          --         1,531       1,531
 Railcar Services ......................       --           270       1,595        --           147       2,012
 Modular Space .........................         16          82         797        --           452       1,347
 Other .................................       --            24         163        --           336         523
                                           --------    --------    --------    --------    --------    --------
   Total ...............................        327       7,135      13,949         404      11,588      33,403

MID-MARKET FINANCING
 Commercial Equipment Financing ........      7,112       8,145       1,085          64         703      17,109
 Vendor Financial Services .............      1,395       3,310         239           2         636       5,582
 European Equipment Finance ............        377       4,349          15        --           537       5,278
 Other .................................      1,127          89           3          16         111       1,346
                                           --------    --------    --------    --------    --------    --------
   Total ...............................     10,011      15,893       1,342          82       1,987      29,315

SPECIALIZED FINANCING
 Real Estate ...........................      7,930          42        --           303       4,639      12,914
 Structured Finance Group ..............      1,334       5,049         532       1,412       1,299       9,626
 Commercial Finance ....................      4,411          15        --           173         379       4,978
 GE Equity .............................         53        --          --            35       1,005       1,093
 Other .................................         35        --          --           152          12         199
                                           --------    --------    --------    --------    --------    --------
   Total ...............................     13,763       5,106         532       2,075       7,334      28,810


SPECIALTY INSURANCE ....................        202        --          --        12,583       4,975      17,760
ALL OTHER ..............................       --           (76)        (77)        711       1,521       2,079
                                           --------    --------    --------    --------    --------    --------
   TOTAL ...............................   $ 64,832    $ 41,769    $ 18,689    $ 53,103    $ 50,384    $228,777
                                           ========    ========    ========    ========    ========    ========

OPERATING SEGMENTS

The Corporation provides a wide variety of financing, asset management, and insurance products and services which are organized into the following operating segments:

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

    o Mid-Market Financing - loans, financing and operating leases, and other services for middle-market customers, including manufacturers, distributors and end users, for a variety of equipment that includes vehicles, corporate aircraft, data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications, electronics and telecommunications activities.

    o Specialized Financing - loans and financing leases for major capital assets, including industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in public and private entities in diverse industries.

    o Specialty Insurance - financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance; and creditor insurance covering international customer loan repayments.

Refer to Item 7, "Management's Discussion and Analysis of Results of Operations," in this Annual Report on Form 10-K for discussion of the Corporation's Portfolio Quality. A description of the Corporation's principal businesses by operating segment follows.

CONSUMER SERVICES

GE Financial Assurance

GE Financial Assurance ("GEFA") provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products, primarily in the United States and Japan. These products help consumers accumulate wealth, transfer wealth, and protect their lifestyles and assets and are sold through a family of regulated insurance and annuity companies.

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

GEFA's principal operating companies include General Electric Capital Assurance Company, First Colony Life Insurance Company, GE Life and Annuity Assurance Company (formerly The Life Insurance Company of Virginia), Colonial Penn Insurance Company, Union Fidelity Life Insurance Company, GE Edison Life
Insurance Company, established in Japan in 1998, and GE Capital Life Assurance of New York.

GEFA headquarters are in Richmond, Virginia.

Auto Financial Services

GE Capital Auto Financial Services ("AFS") is a full service provider of automobile financing for automobile dealers, manufacturers and their customers in North America, and, to a lesser extent, Asia.

In the United States, AFS is one of the leading independent auto lessors for new and used lease financing and, to a much lesser degree, sub-prime and prime retail financing to customers. AFS also provides private-label financing for American Isuzu Motors, Inc. and participates in a private-label purchase program with Volvo of North America. In addition, AFS offers inventory financing programs and direct loans to segments of the automotive industry, including dealers and finance companies.

AFS' Asian activities include affiliates in Taiwan, Hong Kong, Thailand and Japan. AFS also maintains additional presence in Asia through equity investments in Indonesia, Taiwan, Singapore, Malaysia, Korea, and India.

AFS headquarters are in Barrington, Illinois.

Auto Financial Services Europe

GE Capital Auto Financial Services Europe ("AFS Europe") is a leading independent provider of automobile financing products to automobile dealers and their customers in Europe. Products include hire purchase, finance leases, loans and insurance premium financing.

AFS Europe has a significant presence in 13 countries throughout Western and Central Europe including the United Kingdom, Ireland, Portugal, France, Spain, Italy, Sweden, Denmark, Poland, the Czech Republic, Hungary, Switzerland and Austria.

AFS Europe headquarters are in Dublin, Ireland.

GE Card Services

GE Card Services ("CS") provides sales financing services to North American retailers in a broad range of consumer industries. Details of financing plans differ, but include customized private-label credit card programs with retailers and inventory financing programs with manufacturers, distributors and retailers.

CS provides financing directly to customers of retailers or purchases the retailers' customer receivables. Most of the retailers sell a variety of products of various manufacturers on a time sales basis. The terms for these financing plans differ according to the size of contract and credit standing of the customer. CS generally maintains a security interest in the merchandise financed. Financing is provided to consumers under contractual arrangements, both with and without recourse to retailers. CS' wide range of financial services includes application processing, sales authorization, statement billings, customer services and collection services. CS provides inventory financing for retailers primarily in the appliance and consumer electronics industries. CS maintains a security interest in the inventory and retailers are obliged to maintain insurance coverage for the merchandise financed.

CS also provides and services MasterCard(R) and Visa(R) credit card loan products issued to retail customers throughout the United States. These loans originate through loan portfolio acquisitions, direct mail campaigns, private-label credit card loan conversions, telemarketing efforts and point-of-sale applications. CS also issues and services the GE Capital Corporate Card product, providing payment and information systems which help medium and large-sized companies reduce travel costs, and the GE Capital Purchasing Card product, which helps customers streamline their purchasing and accounts payable processes.

CS sold approximately $2 billion of its MasterCard(R) and Visa(R) credit card loan portfolio in 1998 and intends to limit its future loan origination efforts to portfolios that it retains. In connection with the 1998 sale, General Electric has agreed to permit a third party to use its tradename in connection with the offering of general-purpose credit cards in the United States.

CS has a noncontrolling investment in the common stock of Montgomery Ward Holding Corp. ("MWHC"), which, together with its wholly-owned subsidiary, Montgomery Ward & Co., Incorporated ("MWC"), is engaged in retail merchandising and direct response marketing, the latter conducted primarily through Signature Financial/Marketing, Inc. ("Signature"), which markets consumer club and insurance products. CS also provides financing to customers of MWHC and affiliates. As discussed on page 20 and in
note   3    to    the    consolidated   financial    statements,    MWHC,    MWC
and certain of their affiliates (excluding Signature) filed a bankruptcy petition for reorganization in 1997 and have announced plans to emerge from bankruptcy protection in 1999.

CS headquarters are in Stamford, Connecticut.

Global Consumer Finance

GE Capital Global Consumer Finance ("GCF") is a leading provider of credit services to non-U.S. retailers and consumers. GCF provides private-label credit cards and proprietary credit services to retailers in Europe, Asia, and, to a lesser extent, South America as well as offering a variety of direct-to-consumer credit programs such as consumer loans, bankcards and credit insurance. GCF's wide range of proprietary financial services includes private-label credit cards, credit promotion and accounting services, billing (in the retailer's name) and customer credit and collection services.

During 1998, GCF expanded its global presence through acquisitions including Agrobanka in the Czech Republic, Prokredit Ltd. in Switzerland, and Koei Credit and Lake Finance in Japan. In addition, GCF launched a bankcard joint venture in India and a retail financing joint venture in Brazil.

GCF provides financing to consumers through operations in the United Kingdom, Austria, France, Ireland, Germany, The Netherlands, Italy, Spain, Portugal, Poland, Switzerland, the Czech Republic, Japan, Thailand, Hong Kong, China, Brazil and Australia and joint ventures in Indonesia, India and Brazil.

GCF headquarters are in Stamford, Connecticut.

Mortgage Services

GE Capital Mortgage Services, Inc. ("GECMSI"), a wholly-owned affiliate of GE Capital Mortgage Corporation, is engaged primarily in the business of originating, purchasing, selling and servicing residential mortgage loans collateralized by one-to-four-family homes located throughout the United States. GECMSI obtains servicing through the origination and purchase of mortgage loans and servicing rights, and primarily packages the loans it originates and purchases into mortgage-backed securities which it sells to investors. GECMSI also originates and services home equity loans.

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

GECAS has firm orders and options for more than 250 new Boeing and Airbus aircraft with deliveries scheduled through 2006. GECAS current fleet comprises 850 owned and managed aircraft leased to more than 175 customers in 58 countries.

During 1998, GECAS acquired a commercial aviation training business from Raytheon Company. The training facility, located at London's Gatwick airport, operates a wide range of full-flight motion simulators to train commercial pilots and serves more than 100 airlines.

GECAS headquarters are in Stamford, Connecticut, with regional offices in Shannon, Ireland; Miami, Florida; Vienna, Austria; Beijing and Hong Kong, China and Singapore.

Fleet Services

GE Capital Fleet Services ("GECFS") is one of the leading corporate fleet management companies with operations in North America, Europe, Australia, New Zealand, Brazil and Japan with approximately 950,000 cars and trucks under lease and service management. GECFS offers finance and operating leases to several thousand customers with an average lease term of 36 months. The primary product in North America is a Terminal Rental Adjustment Clause (TRAC) lease through which the customer assumes the residual risk - that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which GECFS assumes residual risk. In addition to the services directly associated with the lease, GECFS offers value-added fleet management services designed to reduce customers' total fleet management costs. These services include, among others, maintenance management programs, accident services, national account purchasing programs, fuel programs and title and licensing services. GECFS customer base is diversified with respect to industry and geography and includes many Fortune 500 companies.

In 1998, GECFS expanded its fleet management services with acquisitions of fleet logistics businesses in the United Kingdom, The Netherlands, Brazil and New Zealand.

GECFS headquarters are in Eden Prairie, Minnesota.

Information Technology Solutions

GE Capital Information Technology Solutions ("IT Solutions") is a leading worldwide provider of a broad array of information technology products and services, including full life cycle services that provide customers with cost-effective control and management of their information systems. Products offered include desktop personal computers, client server systems, UNIX systems, local and wide area network hardware, and software. Services offered include network design, network support, asset management, help desk, disaster recovery, enterprise management and financial services. IT Solutions serves commercial, educational and governmental customers in over 20 countries. During 1998, the company expanded its presence through acquisitions in the United States, France, Canada, and Portugal.

IT Solutions headquarters are in Newport, Kentucky.

Transport International Pool

Transport International Pool ("TIP") is one of the global leaders in renting, leasing, selling and financing transportation equipment. TIP's fleet of over 260,000 dry freight, refrigerated and double vans, flatbeds, intermodal assets, and specialized trailers is available for rent, lease or purchase at over 240 locations in the United States, Europe, Canada, and Mexico. TIP's commercial vehicle fleet of over 25,000 units is available for rent, lease, or purchase in the United Kingdom. TIP also finances new and used trailers and buys trailer fleets. During 1998, TIP acquired the operating assets of Trailer Leasing Co., Inc., a trailer rental and leasing company in the United States. TIP also acquired a majority interest in Bay Cities Leasing LLC, a United States entity predominately doing business as a lessor of intermodal equipment. TIP's customer base comprises trucking companies, railroads, shipping lines, manufacturers and retailers.

TIP operates a European service center in Amsterdam, The Netherlands and a commercial vehicle operations and administrative center in Manchester, England. TIP headquarters are in Devon, Pennsylvania.

GE SeaCo/GE Capital Container Finance Corporation

In May 1998, GE Capital and Sea Containers Ltd. formed GE SeaCo SRL ("GE SeaCo"), a joint venture which operates the combined marine container fleets of Genstar Container Corporation ("Genstar") and Sea Containers. GE SeaCo is one of the world's largest lessors of marine shipping containers with a combined fleet of over 1,100,000 TEU ("twenty-foot equivalent units") of dry-cargo, refrigerated and specialized containers for global cargo transport. Lessees are primarily shipping lines which lease on a long-term or master lease basis.

Concurrent with the formation of the joint venture, GE Capital Container Finance Corporation ("GECCF") was created to service the existing finance lease portfolio formerly run by Genstar, and to provide traditional finance leases and structured finance products to the global marine container industry.

GE SeaCo headquarters are in London, England. GECCF headquarters are in San Francisco, California.

Penske Truck Leasing

GE Capital is a limited partner in Penske Truck Leasing ("Penske"), which operates the second largest full-service truck leasing business and one of the largest commercial and consumer truck rental businesses in the United States. Penske operates through a national network of full-service truck leasing and rental facilities. At December 31, 1998, Penske had a fleet of about 78,000 tractors, trucks and trailers in its leasing and rental fleets and provided contract maintenance programs or other support services for about 32,000 additional vehicles.

Penske also provides dedicated logistics operations support which combines company-employed drivers with its full-service lease vehicles to provide dedicated contract carriage services. In addition, Penske offers supply chain services such as distribution consulting, warehouse management and information systems support.

Penske headquarters are in Reading, Pennsylvania.

GE American Communications

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

GE Americom headquarters are in Princeton, New Jersey.

Railcar Services

GE Capital Railcar Services ("GERSCO") is one of the leading railcar leasing companies in North America, with a fleet of 186,000 railcars in its total portfolio. Serving Class 1 railroads, short-line railroads, and shippers throughout North America, GERSCO offers one of the most diverse fleets in the industry, and a variety of lease options.

GERSCO also owns and operates a network of railcar repair and maintenance facilities located throughout North America. The repair facilities offer a variety of services, ranging from light maintenance to heavy repair of damaged railcars. The company also provides railcar management, administration and other services.

In addition, GERSCO is a pan-European provider of rail transport services, offering a broad range of railcar equipment and rail-related services to railroads, shippers and other transport providers.

European sales offices are in England, France, Germany, Italy and Sweden. GERSCO headquarters are in Chicago, Illinois.

Modular Space

GE Capital Modular Space ("GECMS") provides commercial mobile and modular structures for rental, lease and sale from over 100 facilities in the United States, Europe, Canada and Mexico. The primary markets served include construction, education, healthcare, financial, commercial, institutional and government. GECMS products are available as custom mobile and modular buildings, designed to customer specifications, or are available through the GECMS stock fleet of approximately 120,000 mobile and modular units.

During 1998, GECMS continued its European growth through the acquisition of certain units of the modular structure business of MVS GmbH. This acquisition doubled the size of the European fleet to approximately 50,000 units.

GECMS has offices in North America and Europe. GECMS world headquarters are in Malvern, Pennsylvania; its European headquarters are in Antwerp, Belgium.

MID-MARKET FINANCING

Commercial Equipment Financing

GE Capital Commercial Equipment Financing ("CEF") offers a broad line of financial products including leases and loans to middle-market customers, including manufacturers, distributors, dealers and end-users, as well as municipal financing. Products are either held for CEF's own account or brokered to third parties.

Generally, transactions range in size from $50 thousand to $50 million, with financing terms from 36 to 180 months. CEF also maintains an asset management operation that both redeploys off-lease equipment and monitors asset values. The portfolio includes loans and leases for vehicles, manufacturing equipment, corporate aircraft, construction equipment, medical diagnostic equipment, office equipment, telecommunications equipment and electronics.

During 1998, CEF expanded through acquisitions including: Simuflite Training International, Inc., a provider of advanced training to pilots and maintenance professionals operating turbine-powered aircraft in corporate, government and military service, located in Dallas, Texas; Barcom plc, a provider of construction fleet management services to the mining and quarrying, civil engineering, housing and industrial sectors, located in Wellingborough, Northampton, United Kingdom; and MetLife Capital Corporation, a provider of secured financing for middle-market businesses, located in Bellevue, Washington.

CEF operates from offices throughout the United States, Puerto Rico, Canada, Mexico, Europe and Asia and through joint ventures in Indonesia and China. CEF headquarters are in Danbury, Connecticut.

Vendor Financial Services

GE Capital Vendor Financial Services ("VFS") provides financing services to over 90 equipment manufacturers and more than 3,500 dealers in North America, Europe and Asia. Customers include major U.S. and foreign manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications, energy and industrial equipment. VFS establishes sales financing in two ways - by forming captive partnerships with manufacturers that do not have them, and by outsourcing captives from manufacturers that do. VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers including trade payables financing.

In 1998, VFS acquired Colonial Pacific Leasing Corporation, the market leader in indirect broker small-ticket leasing. In addition, VFS sold Digital Financial Services (the financing captive for Digital Equipment Corporation.)

VFS has sales offices throughout the United States, Canada, Europe, Asia, and Australia. VFS headquarters are in Danbury, Connecticut.

European Equipment Finance

GE Capital European Equipment Finance ("EEF") is one of Europe's leading diversified equipment leasing businesses, offering financial solutions on a single-country or pan-European basis. Customers include manufacturers, vendors and end-users in industries such as office imaging, materials handling, corporate aircraft, information technology, broadcasting, machine tools, telecommunications and transportation. Products and services include loans, leases, off-balance sheet financing, master lease coordination and other services, such as helping end-users increase purchasing power through financing options and helping manufacturers and vendors offer leasing programs.

During 1998, EEF expanded through acquisitions that included WTB Westdeutsche Kreditbank GmbH and its subsidiary WTB Leasing GmbH, leading German providers of equipment financing and leasing products and services, and the equipment finance operation of ABN AMRO, a leading provider of equipment financing solutions in Sweden.

EEF operates from offices in the United Kingdom, Italy, France, Germany, Belgium, Ireland, Portugal, Central Europe and the Nordic countries. EEF headquarters are in Hounslow, England.

SPECIALIZED FINANCING

Real Estate

GE Capital Real Estate ("Real Estate") provides funds for the acquisition, refinancing and renovation of a wide range of commercial and residential properties located throughout the United States, and, to a lesser extent, in Canada, Mexico, Europe, and the Far East. Real Estate also provides asset management services to real estate investors and selected services to real estate owners.

Lending is a major portion of Real Estate's business in the form of intermediate-term senior or subordinated fixed and floating-rate loans secured by existing income-producing commercial properties such as office buildings, rental apartments, shopping centers, industrial buildings, mobile home parks, hotels and warehouses. Loans range in amount from single-property mortgages typically not less than $5 million to multi-property portfolios of several hundred million dollars. Approximately 90% of all loans are senior mortgages.

Real Estate purchases and provides restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, and tax-exempt bonds. Real Estate's business also includes the origination and securitization of low leverage real estate loans, which are intended to be held less than one year before outplacement. To a lesser degree, Real Estate provides equity capital for real estate partnerships through the holding of limited partnership interests and receives preferred returns; typically such investments range from $2 million to $10 million.

Real Estate also offers a variety of real estate management services to outside investors, institutions, corporations, investment banks, and others through its real estate services subsidiaries. Asset management services include acquisitions and dispositions, strategic asset management, asset restructuring, and debt and equity management. Real Estate also provides investment products and advisory and asset management services to pension fund clients through GE Capital Investment Advisors, its registered investment advisor, as well as loan administration and servicing through GE Capital Asset Management. In addition, Real Estate offers owners of multi-family housing ways to reduce costs and enhance value in properties by offering buying services (e.g., for appliances, roofing).

Real Estate has offices throughout the United States, as well as in Canada, Mexico, Australia, Japan, Sweden, France and the United Kingdom. Real Estate headquarters are in Stamford, Connecticut.

Structured Finance Group

GE Capital  Structured  Finance Group  ("SFG")  provides  specialized  financial
products   and   services  to  clients  in  the   commercial   and   industrial,
communications, energy, and transportation sectors, worldwide.

SFG combines industry and technical expertise with significant financial capabilities to deliver a full range of sophisticated financial services and products. Services include project finance (construction and term), corporate finance, acquisition finance and arrangement and placement services. Products include a variety of debt and equity instruments, as well as structured transactions, including leasing and partnerships.

SFG has regional offices in the United States, Australia, Brazil, Canada, China, Hong Kong, Mexico, Singapore, and the United Kingdom. SFG headquarters are in Stamford, Connecticut.

Commercial Finance

GE Capital Commercial Finance ("CF") is a leading provider of revolving and term debt and equity to finance acquisitions, business expansion, bank refinancings, recapitalizations and other special situations. Products also include asset securitization facilities, capital expenditure lines and bankruptcy-related facilities. Transactions typically range in size from under $5 million to over $200 million.

CF's clients are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers in the healthcare, retail and communications industries. Through its Merchant Banking Group, CF provides senior debt, subordinated debt and bridge financing to buyout and private equity firms, and co-invests equity with buying groups or invests directly on a select basis.

CF has lending operations in 25 cities, including international offices in Toronto, Mexico City, and London, and also has significant factoring operations in France, Germany, the United Kingdom and Italy serving European companies and U.S. exporters. CF headquarters are in Stamford, Connecticut.

GE Equity

GE Equity (formerly Equity Capital Group) purchases equity investments, primarily convertible preferred and common stock investments including, in some cases, stock warrants convertible into equity ownership. GE Equity's primary objective is long-term capital appreciation. Investments include the retail, financial services, healthcare, food and beverage, cable and broadcasting industries.

The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia.

GE Equity headquarters are in Stamford, Connecticut.

SPECIALTY INSURANCE

Financial Guaranty Insurance

FGIC Holdings ("FGIC"), through its subsidiary, Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues, bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain taxable structured debt. The guaranteed principal, after reinsurance, amounted to approximately $131 billion at December 31, 1998. Approximately 86% of the business written to date by Financial Guaranty is municipal bond insurance.

FGIC subsidiaries provide a variety of services to state and local governments and agencies, liquidity facilities in variable-rate transactions, municipal investment products and other services.

FGIC headquarters are in New York, New York.

Mortgage Insurance

GE Capital Mortgage Insurance is engaged principally in providing residential mortgage guaranty insurance. Operating in 25 field locations, GE Capital Mortgage Insurance is licensed in 50 states, the District of Columbia and the Virgin Islands. At December 31, 1998, GE Capital Mortgage Insurance was the mortgage insurance carrier for over 1,480,000 residential homes, with total insurance in force aggregating approximately $153 billion and total risk in force aggregating approximately $42 billion. When a claim is received, GE Capital Mortgage Insurance proceeds by either paying up to a guaranteed percentage based on the specified coverage, or paying the mortgage and delinquent interest, taking title to the property and arranging for its sale. GE Capital Mortgage Insurance also provides mortgage guaranty insurance in the United Kingdom, Canada, and Australia.

GE Capital Mortgage Insurance headquarters are in Raleigh, North Carolina.

GE Insurance Holdings

GE Insurance Holdings (formerly Consolidated Financial Insurance) is a leading specialty insurer with operations in 13 European countries, Australia and the Philippines. GE Insurance Holdings is one of the leading payment protection insurers in the United Kingdom and Europe. Payment protection insurance is designed to protect customers' loan repayment obligations in the event of unemployment, disability or death. The product is sold alongside most forms of consumer credit through banks, building societies and finance houses.

GE Insurance Holdings also provides an extensive range of personal investment products, including pension and purchased life annuities, home income plans and investment bonds through a network of over 6,000 independent financial advisors and a direct sales force, in the United Kingdom.

In addition, GE Insurance Holdings sells insurance administration services for extended product warranty insurance and pet insurance, provides travel and personal accident insurance, and offers the management of uninsured loss claims on behalf of victims of traffic accidents.

GE Insurance Holdings headquarters are in London, England.

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

                                                                          YEAR ENDED DECEMBER 31
                                                       --------------------------------------------------------
(Dollar amounts in millions)                              1998        1997        1996        1995        1994
                                                       --------    --------    --------    --------    --------
Revenues ...........................................   $ 41,405    $ 33,404    $ 26,570    $ 21,179    $ 16,923
Net earnings .......................................      3,374       2,729       2,632       2,261       1,918
Return on common equity <F1> <F2> ..................      20.33%      18.62%      20.18%      19.89%      19.59%
Ratio of earnings to fixed charges .................       1.50        1.48        1.53        1.51        1.63
Ratio of earnings to combined fixed charges
 and preferred stock dividends .....................       1.48        1.46        1.51        1.49        1.62
Ratio of debt to equity ............................       7.86        7.45        7.84        7.59        8.43

Financing receivables - net ........................   $121,058    $103,799    $ 99,714    $ 93,272    $ 76,357

Total assets .......................................    269,050     228,777     200,816     160,825     130,904

Short-term borrowings ..............................    107,419      91,680      74,971      59,264      54,579
Long-term senior notes .............................     57,486      44,437      46,124      47,794      33,615
Long-term subordinated notes .......................        697         697         697         697         697
Minority interest ..................................      1,137         860         679         703         615
Equity .............................................     21,069      18,373      15,526      14,202      10,540

<F1>   Equity excludes unrealized gains and losses on investment securities, net of tax.
<F2>   Earnings are  adjusted for preferred  stock dividends and equity excludes preferred stock.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

The Corporation's net earnings were $3.374 billion in 1998, which, after payment of dividends on its variable cumulative preferred stock, resulted in a contribution of $3.277 billion to GE Capital Services' 1998 net earnings, an increase of 24% over 1997. The Corporation's net earnings for 1997 were $2.729 billion, which, after payment of dividends on its variable cumulative preferred stock, resulted in a contribution of $2.651 billion to GE Capital Services' 1997 net earnings, an increase of 4% over 1996. The results reflected the globalization and diversity of the Corporation's businesses, with double-digit increases in each of its five segments in 1998. The improvement in earnings in both 1998 and 1997 was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios and higher origination volume.

Comparisons of revenues and net earnings throughout the period were affected by the operating results of Montgomery Ward Holding Corp., which are discussed on page 20. Net earnings in 1997 were also affected by increased automobile residual losses. These matters were partially offset in 1997 by the effects of higher asset gains, including securitizations.

OPERATING RESULTS

TOTAL REVENUES increased 24% to $41.4 billion in 1998,  following a 26% increase
to  $33.4  billion  in  1997.   The  increases  in  both  years   reflected  the
contributions of businesses acquired as well as growth in core volume.

INTEREST EXPENSE on borrowings in 1998 was $8.6 billion, 18% higher than in 1997, which was 4% higher than in 1996. The increases in 1998 and 1997 were caused by higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The composite interest rate was 5.90% in 1998, compared with 6.05% in 1997 and 6.24% in 1996. See page 16 for a discussion of interest rate risk management.

OPERATING AND ADMINISTRATIVE expenses were $11.7 billion in 1998, an increase from $9.5 billion in 1997 and $7.6 billion in 1996. The increase in both 1998 and 1997 primarily reflected costs associated with acquired businesses and portfolios, higher investment levels and increases in costs that vary directly with increased revenues.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased to $5.5 billion in 1998, compared with $4.8 billion in 1997 and $3.2 billion in 1996, reflecting effects of business acquisitions and growth in premium volume throughout the period.

COST OF GOODS SOLD is associated with activities of the Corporation's computer equipment distribution businesses. This cost amounted to $6.8 billion in 1998, compared with $4.1 billion in 1997 and $1.7 billion in 1996, principally the result of acquisition-related growth.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $1.6 billion in 1998, compared with $1.4 billion in 1997 and $1.0 billion in 1996. These provisions principally related to private-label credit cards, bank credit cards, auto loans and auto leases in the consumer services operations, all of which are discussed on pages 19-20 under Financing Receivables. The increases principally reflected higher average receivable balances and the effects of delinquency rates -- higher during 1997 and lower during 1998 -- consistent with industry experience.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased 6% to $2.6 billion in 1998, compared with $2.4 billion in 1997, a 14% increase over 1996. The increase in both years was the result of additions to equipment on operating leases, primarily reflecting acquisitions of vehicles and aircraft in 1998, and a shift in auto lease volume from financing leases to operating leases and acquisitions of aircraft in 1997.

PROVISION FOR INCOME TAXES was $1.2 billion in 1998 (an effective tax rate of 26.0%), compared with $1.0 billion in 1997 (an effective tax rate of 26.8%) and $1.2 billion in 1996 (an effective tax rate of 30.8%). The higher provision for income taxes in 1998 primarily reflected increased pre-tax earnings subject to statutory rates. The decreases in the 1997 provision for income taxes and effective tax rate were primarily caused by increased tax credits and decreased taxes on non-U.S. earnings.

Financing spreads (the excess of yields over interest rates on borrowings) were essentially flat in 1998, 1997 and 1996, reflecting slightly lower yields offset by decreases in borrowing rates.

OPERATING SEGMENTS

At year-end 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management. Previously reported data have been restated as required by SFAS No. 131. For additional information, see note 16 to the consolidated financial statements.

Revenues and net earnings of the Corporation, by operating segment, for the past three years are summarized and discussed below.


(In millions)                                                                     1998        1997        1996
                                                                               --------    --------    --------
REVENUES
Consumer Services ..........................................................   $ 15,939    $ 13,549    $ 11,108
Equipment Management .......................................................     14,821      11,280       7,682
Mid-Market Financing .......................................................      3,751       3,009       2,781
Specialized Financing ......................................................      3,300       2,770       2,935
Specialty Insurance ........................................................      3,437       2,838       2,084
All other ..................................................................        157         (42)        (20)
                                                                               --------    --------    --------
Total revenues .............................................................   $ 41,405    $ 33,404    $ 26,570
                                                                               ========    ========    ========
NET EARNINGS
Consumer Services ..........................................................   $    797    $    546    $    795
Equipment Management .......................................................        806         708         603
Mid-Market Financing .......................................................        478         391         362
Specialized Financing ......................................................        740         591         566
Specialty Insurance ........................................................        479         396         310
All other ..................................................................         74          97          (4)
                                                                               --------    --------    --------
Total net earnings .........................................................   $  3,374    $  2,729    $  2,632
                                                                               ========    ========    ========

Consumer Services revenues increased 18% in 1998 and 22% in 1997. This growth -- largely acquisition related -- was led by higher premium and investment income at GE Financial Assurance, the consumer savings and insurance business of the Corporation. Asset growth in several of the other consumer services businesses also contributed to the increase in 1998. Net earnings increased 46% in 1998, following a 31% decrease in 1997. Comparisons of revenues and net earnings throughout the period were affected by the operating results of Montgomery Ward Holding Corp., which are discussed on page 20. Net earnings in 1998 also reflected acquisition and core volume growth, led by the Global Consumer Finance and GE Financial Assurance businesses. Overall gains on asset sales, including securitizations, were higher in 1997 than in 1998; gains in 1998 included the sale of certain bankcard assets. Net earnings in 1997 were affected by increased automobile residual losses, partially offset by acquisition and core growth, principally at GE Financial Assurance. A higher provision for losses on financing receivables also affected earnings in both years, as discussed previously.

Equipment Management revenues grew 31% in 1998, following a 47% increase in 1997, primarily as a result of acquisitions by IT Solutions and, to a lesser extent, asset growth. Net earnings increased 14% in 1998, following a 17% increase in 1997. Increases in both years reflected higher volumes in most businesses resulting from origination growth and acquisitions of businesses and portfolios, with those effects in 1998 partially offset by lower earnings at IT Solutions and Modular Space, primarily the result of lower pricing from competitive market conditions and higher operating expenses.

Mid-Market Financing revenues increased 25% in 1998, compared with an 8% increase in 1997. Net earnings for these businesses grew 22% and 8% in 1998 and 1997, respectively. Asset growth resulting from higher volumes and acquisitions of businesses and portfolios was the most significant contributing factor in both years. Revenues and net earnings were also favorably affected in 1998 by the disposition of certain assets.

Specialized Financing revenues rose 19% and net earnings increased 25% in 1998. The increase in revenues reflected asset growth and a higher level of asset gains, while the increase in net earnings included those factors as well as the effects of certain tax-advantaged transactions and higher levels of tax credits. Revenues decreased 6% in 1997, primarily as a result of lower investment levels. Net earnings increased 4% in 1997, reflecting asset gains and lower levels of asset write-offs.

Specialty Insurance revenues increased 21% in 1998, following a 36% increase in 1997. The increases in both years primarily resulted from increased investment income the result of continued growth in the investment portfolios, as well as a higher level of realized gains on investment securities. The increases also reflected the 1997 contribution of assets of Consolidated Insurance Group, a component of Consolidated Financial Insurance, from GE Capital Services to the Corporation. Net earnings increased 21% in 1998 and 28% in 1997, primarily reflecting improved conditions in the Mortgage Insurance business, the result of improvements in loss experience, and increased investment income.

INTERNATIONAL OPERATIONS

The Corporation's international operations include its operations located outside the United States and certain of its operations that cannot be meaningfully associated with specific geographic areas (for example, commercial aircraft and shipping containers used on ocean-going vessels). The Corporation's international revenues were $14.9 billion in 1998, an increase of 39% from $10.7 billion in 1997. International assets grew 38%, from $68.5 billion at year-end 1997 to $94.6 billion at the end of 1998. Revenues in Europe increased 52% in 1998, reflecting a mix of acquisition and core growth across all of the Corporation's segments. At the same time, revenues in the Pacific Basin grew 51%, principally in Japan, and principally as a result of consumer financing acquisitions by Global Consumer Finance and the acquisition of Toho Mutual Life's infrastructure and sales force by GE Financial Assurance. International revenues from the Americas (North and South America, except for the U.S.) increased 21% in 1998, largely as a result of acquisitions and core growth in Canada and Latin America. The increase in international assets occurred primarily in Europe and the Pacific Basin (principally Japan) reflecting the same factors discussed above. Overall, these increases reflect the Corporation's continued expansion as a global provider of a wide range of services.

The Corporation's activities span all global regions and primarily encompass leasing of aircraft and providing certain financial services within these regional economies. As such, when certain countries or regions such as the Pacific Basin and Latin America experience currency and/or economic stress, the Corporation may have increased exposure to certain risks but also may have new profit opportunities. Increased risks include, among other things, higher receivables delinquencies and bad debts, delays or cancellation of sales and orders principally related to aircraft-related equipment, higher local currency financing costs and a slowdown in established financial services activities. New profit opportunities include, among other things, more opportunities for lower cost outsourcing, expansion of financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs. Thus, while the Corporation's global activities warrant close monitoring and significant management attention, regional economic disruptions had only a modest adverse effect on the overall financial position, results of operations and liquidity of the Corporation in 1998, and there is little change in the outlook for 1999.

CAPITAL RESOURCES AND LIQUIDITY

STATEMENT OF FINANCIAL POSITION

INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by the Corporation's specialty insurance and annuity and investment businesses in support of obligations to policyholders and annuitants. The increase of $4.2 billion during 1998 was principally related to acquisitions and investment of premiums received. A breakdown of the investment securities portfolio is provided in note 2 to the consolidated financial statements.

INVENTORIES were $744 million and $786 million at December 31, 1998 and 1997, respectively. The decrease in 1998 primarily reflected improved inventory management in the computer equipment distribution businesses.

FINANCING RECEIVABLES were $121.1 billion at year-end 1998, net of allowance for doubtful accounts, up $17.3 billion over 1997. These receivables are discussed on pages 19-20 and in notes 3 and 4 to the consolidated financial statements.

OTHER RECEIVABLES were $17.8 billion and $11.9 billion at December 31, 1998 and 1997, respectively. Of the 1998 increase, $2.1 billion was attributable to acquisitions and the remainder resulted from core growth.

EQUIPMENT ON OPERATING LEASES was $20.9 billion at December 31, 1998, up $2.3 billion from 1997. Details by category of investment can be found in note 6 to the consolidated financial statements. Additions to equipment on operating leases, including business acquisitions, were $7.2 billion during 1998 ($6.8 billion during 1997), primarily reflecting acquisitions of vehicles and aircraft.

INTANGIBLE ASSETS were $12.0 billion at year-end 1998, up from $9.5 billion at year-end 1997. The $2.6 billion increase in intangible assets related primarily to goodwill from acquisitions, the largest of which were the consumer finance business of Lake Corporation ("Lake") in Japan and MetLife Capital in the United States.

OTHER ASSETS totaled $33.2 billion at year-end 1998, compared with $24.0 billion at the end of 1997. The $9.2 billion increase related principally to additional investments in associated companies, increases in assets acquired for resale, primarily residential mortgages, and increases in "separate accounts," which are investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS were $54.4 billion at year-end 1998, $4.2 billion higher than in 1997. The increase was primarily attributable to the increase in separate accounts and acquisitions. For additional information on these liabilities, see note 11 to the consolidated financial statements.

BORROWINGS were $165.6 billion at December 31, 1998, of which $107.4 billion is due in 1999 and $58.2 billion is due in subsequent years. Comparable amounts at the end of 1997 were $136.8 billion total, $91.7 billion due within one year and $45.1 billion due thereafter. The Corporation's composite interest rates are discussed on page 13. A large portion of the Corporation's borrowings ($81.0 billion and $67.6 billion at the end of 1998 and 1997, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of the Corporation's commercial paper were 45 days and 5.35% at the end of 1998, compared with 44 days and 5.83% at the end of 1997. The Corporation's ratio of debt to equity was 7.86 to 1 at the end of 1998 and 7.45 to 1 at the end of 1997.

GE Company has committed to contribute capital to GE Capital in the event of either a decrease below a specified level in the ratio of GE Capital's earnings to fixed charges, or a failure to maintain a specified debt-to-equity ratio in the event certain GE Capital preferred stock is redeemed. GE Company also has guaranteed the Corporation's subordinated debt with a face amount of $700 million at December 31, 1998 and 1997. Management believes the likelihood that GE Company will be required to contribute capital under either the commitments or the guarantees is remote.

STATEMENT OF CASH FLOWS

One of the Corporation's primary sources of cash is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have increased by $38.1 billion. New borrowings of $84.6 billion having maturities longer than 90 days were added during those years, while $77.8 billion of such longer-term borrowings were retired. The Corporation also generated $27.2 billion of cash from continuing operating activities during the last three years.

The Corporation's principal use of cash has been investing in assets to grow its businesses. Of the $67.8 billion that the Corporation invested in continuing operations over the past three years, $10.3 billion was used for additions to financing receivables; $18.5 billion was used to invest in new equipment, principally for lease to others; and $24.2 billion was used for acquisitions of new businesses, the largest of which were MetLife Capital and Lake in 1998.

With the financial flexibility that comes with excellent credit ratings, management believes the Corporation should be well positioned to meet the global needs of its customers for capital and to continue growing its diversified asset base.

INTEREST RATE AND CURRENCY RISK MANAGEMENT

In normal operations, the Corporation must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects. A related discussion of recent developments in the global economy is provided on page 15.

The Corporation uses various financial instruments, particularly interest rate and currency swaps, but also futures, options and currency forwards, to manage risks. The Corporation is exclusively an end user of these instruments, which are commonly referred to as derivatives. The Corporation does not engage in any trading, market-making or other speculative activities in the derivative markets. More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in notes 1, 10 and 20 to the consolidated financial statements.

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

In addition, as part of its ongoing customer activities, the Corporation may enter into swaps that are integrated with investments in, loans to or guarantees of the obligations of particular customers and do not involve assumption of third-party credit risk beyond the risk previously approved by the Corporation with respect to such investments, loans or guarantees. Such integrated swaps are evaluated and monitored like their associated investments, loans or guarantees, and are not therefore subject to the same credit criteria that would apply to a stand-alone swap. All other swaps, forward contracts and other derivatives have been designated as hedges of non-U.S. net investments or other assets.

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

         COUNTERPARTY CREDIT CRITERIA                      CREDIT RATING
                                                      -----------------------
                                                                   STANDARD &
                                                        MOODY'S      POOR'S
                                                      ----------   ----------
          Term of transaction
            Between one and five years ...........       Aa3           AA-
            Greater than five years ..............       Aaa           AAA
          Credit exposure limits
            Up to $50 million ....................       Aa3           AA-
            Up to $75 million ....................       Aaa           AAA

   o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 1998, the notional amount of long-term derivatives for which the counterparty was rated below Aa3/AA- was $3.1 billion. These amounts are primarily the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Corporation's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses.

Following is an analysis of credit risk exposures for the last three years.

    PERCENTAGE OF NOTIONAL DERIVATIVE EXPOSURE BY COUNTERPARTY CREDIT RATING
-------------------------------------------------------------------------------
MOODY'S/STANDARD & POOR'S                         1998        1997        1996
-------------------------                      --------    --------    --------
Aaa/AAA ....................................         66%         75%         78%
Aa/AA ......................................         32%         20%         17%
A/A and below ..............................          2%          5%          5%

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

                                                     SPREAD OVER
                                                         U.S.
                                                    TREASURIES IN
                                                     BASIS POINTS  COUNTERPARTY
                                                    -------------  ------------
1.   Fixed rate five-year medium term note .....          +65           --
2.   U.S. dollar commercial paper swapped into
      five-year U.S. dollar fixed rate funding .          +40           A
3.   Swiss franc fixed rate debt swapped into
      five-year U.S. dollar fixed rate funding .          +35           B

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

The U.S. Securities and Exchange Commission requires that registrants disclose information about potential effects of changes in interest rates and currency exchange. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock-tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rates and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

   o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would reduce the 1999 net earnings of the Corporation based on year-end 1998 positions by approximately $95 million. Based on conditions at year-end 1997, the effect on 1998 net earnings of such an increase in interest rates was estimated to be approximately $100 million.

   o One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Corporation assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would reduce the 1999 net earnings of the Corporation based on year-end 1998 positions by an insignificant amount.

PORTFOLIO QUALITY

FINANCING RECEIVABLES are the largest asset of the Corporation and one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $124.3 billion at the end of 1998 from $106.6 billion at the end of 1997, principally reflecting acquisition growth and origination volume that were partially offset by securitizations and other sales of receivables. The related allowance for losses at the end of 1998 amounted to $3.3 billion ($2.8 billion at the end of 1997) and, in management's judgment, is appropriate given the risk profile of the portfolio.

A discussion of the quality of certain elements of the financing receivable portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. The following discussion of the nonearning and reduced-earning receivable balances and write-off amounts excludes amounts related to Montgomery Ward Holding Corp. and affiliates, which are separately discussed below.

CONSUMER FINANCING RECEIVABLES at year-end 1998 and 1997 are shown in the following table:

(In millions)                                                 1998        1997
                                                           --------    --------
Credit card and personal loans .........................   $ 28,064    $ 25,773
Auto loans .............................................      9,496       8,973
Auto financing leases ..................................     14,063      13,346
                                                           --------    --------
  Total consumer financing receivables .................   $ 51,623    $ 48,092
                                                           ========    ========

Nonearning .............................................   $  1,250    $  1,049
 - As a percentage of total ............................        2.4%        2.2%
Receivable write-offs for the year .....................   $  1,357    $  1,298

The increase in credit card and personal loan portfolios primarily resulted from acquisition growth and origination volume, partially offset by securitizations and other sales of receivables. Both the auto loan and financing lease portfolios increased primarily as a result of acquisition growth; however, the increase in auto financing leases was partially offset by decreases in U.S. lease volume. A substantial amount of the nonearning consumer receivables were private-label credit card loans that were subject to various loss-sharing agreements that provide full or partial recourse to the originating retailer. Increased write-offs of consumer receivables were primarily attributable to the impact of higher average receivable balances.

OTHER FINANCING RECEIVABLES, totaling $72.7 billion at December 31, 1998, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $14.2 billion during 1998, reflecting the combination of acquisition growth and increased origination volume, partially offset by sales of receivables. Related nonearning and reduced-earning receivables were $354 million at year-end 1998, compared with $353 million at year-end 1997.

As discussed in note 3 to the consolidated financial statements, Montgomery Ward Holding Corp. ("MWHC") filed a bankruptcy petition for reorganization in 1997. The Corporation's after-tax share of the losses of MWHC and affiliates was $49 million in 1998 and $380 million in 1997. The Corporation's investment in MWHC and affiliates at year-end was $622 million in 1998 and $795 million in 1997 (of which $578 million and $617 million, respectively, were classified as financing receivables). Subsequent to the filing of the petition, the Corporation committed to provide MWHC up to $1.0 billion in debtor-in-possession financing, a majority of which has been syndicated: the Corporation's loans under this facility at December 31, 1998 were approximately $56 million. The Corporation also provides revolving credit card financing directly to customers of MWHC and affiliates; such receivables totaled $3.4 billion at December 31, 1998, including $1.6 billion that had been sold with recourse. The obligations of customers with respect to these receivables are not affected by the bankruptcy filing. On February 1, 1999, MWHC announced that it plans to emerge from bankruptcy protection in mid-1999 as a result of an agreement reached with the creditors' committee.

The Corporation's loans and leases to commercial airlines amounted to $10.2 billion at the end of 1998, up from $9.0 billion at the end of 1997. The Corporation's commercial aircraft positions also included financial guarantees, funding commitments and aircraft orders as discussed in note 6 to the consolidated financial statements.

ENTERING 1999, management believes that continued vigilant attention to risk management and controllership and a strong focus on Six Sigma quality - complete satisfaction of customer needs - position it to deal effectively with the increasing competition in an ever-changing economy.

YEAR 2000

Year 2000 will test the capability of business processes to function correctly. The Corporation has undertaken a global effort to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers, as well as to assess the extent to which Year 2000 issues will affect its customers. Each business has a Year 2000 leader who oversees a multifunctional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure- identify and inventory possible sources of Year 2000 issues; (2) analyze- determine the nature and extent of Year 2000 issues and develop project plans to address those issues;
(3) improve-  execute  project plans and perform a majority of the testing;  and
(4) control- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and Company-wide reviews with senior management are conducted monthly. The first three phases of the program have been completed for a substantial majority of mission-critical activities. Management plans to have nearly all significant information systems, products and services and facilities through the control phase of the program by mid-1999.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs; products and services; facilities and facilities-related equipment; suppliers and customers. Business operations are also affected by the Year 2000 readiness of customers and infrastructure suppliers in areas such as utilities, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes for the Corporation's businesses, affect their customers' ability to repay amounts owed or result in an increased level of insurance claims activity. The likelihood and effects of failures in the customer base, infrastructure systems and in the supply chain cannot be estimated. However, with respect to operations under its direct control, management does not expect, in view of its Year 2000 program efforts and the diversity of its businesses, suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Corporation.

Including amounts attributable to recent acquisitions, total Year 2000 remediation expenditures are expected to be approximately $265 million, of which 65% was spent by the end of 1998. Substantially all of the remainder is expected to be spent in 1999. Most of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

NEW ACCOUNTING STANDARDS

New accounting standards issued in 1998 are described below. Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. The Corporation will adopt the Statement on January 1, 2000. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management has not estimated the effects of adoption as it believes that such determination will not be meaningful until closer to the adoption date. Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. The SOP, which is consistent with the Corporation's previous accounting policy, is effective for financial statements beginning January 1, 1999.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information about potential effects of changes in interest rates and currency exchange on the Corporation is discussed on pages 16-19.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Corporation and consolidated affiliates at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Stamford, Connecticut
February 12, 1999

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                              STATEMENT OF EARNINGS

For the years ended December 31 (In millions)                                     1998        1997        1996
                                                                               --------    --------    --------
REVENUES
Time sales, loan and other income ..........................................   $ 14,518    $ 11,877    $ 11,305
Operating lease rentals ....................................................      5,402       4,819       4,341
Financing leases ...........................................................      4,267       3,499       3,485
Investment income ..........................................................      4,184       4,071       2,377
Premium and commission income of insurance affiliates (Note 11) ............      5,660       4,516       3,136
Sales of goods .............................................................      7,374       4,622       1,926
                                                                               --------    --------    --------
  Total revenues ...........................................................     41,405      33,404      26,570
                                                                               --------    --------    --------
EXPENSES
Interest ...................................................................      8,618       7,330       7,042
Operating and administrative (Note 14) .....................................     11,663       9,472       7,565
Insurance losses and policyholder and annuity benefits (Note 11) ...........      5,544       4,825       3,183
Cost of goods sold .........................................................      6,777       4,147       1,720
Provision for losses on financing receivables (Note 4) .....................      1,601       1,421       1,033
Depreciation and amortization of buildings and equipment and
 equipment on operating leases (Notes 6 & 7) ...............................      2,594       2,443       2,137
Minority interest in net earnings of consolidated affiliates ...............         49          40          86
                                                                               --------    --------    --------
  Total expenses ...........................................................     36,846      29,678      22,766
                                                                               --------    --------    --------
Earnings before income taxes ...............................................      4,559       3,726       3,804
Provision for income taxes (Note 15) .......................................     (1,185)       (997)     (1,172)
                                                                               --------    --------    --------
NET EARNINGS ...............................................................   $  3,374    $  2,729    $  2,632
                                                                               ========    ========    ========

                  STATEMENT OF CHANGES IN SHARE OWNERS' EQUITY

(In millions)                                                                     1998        1997        1996
                                                                               --------    --------    --------
CHANGES IN SHARE OWNERS' EQUITY
Balance at January 1 .......................................................   $ 18,373    $ 15,526    $ 14,202
                                                                               --------    --------    --------
Dividends and other transactions with share owners (Note 13) ...............       (706)       (826)       (889)
                                                                               --------    --------    --------
Changes other than transactions with share owners:
 Increases attributable to net earnings ....................................      3,374       2,729       2,632
 Unrealized gains (losses) on investment securities - net (Note 13) ........         22         996        (394)
 Currency translation adjustments (Note 13) ................................          6         (52)        (25)
                                                                               --------    --------    --------
  Total changes other than transactions with share owners ..................      3,402       3,673       2,213
                                                                               --------    --------    --------
Balance at December 31 .....................................................   $ 21,069    $ 18,373    $ 15,526
                                                                               ========    ========    ========


See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                         STATEMENT OF FINANCIAL POSITION

At December 31 (In millions)                                                                  1998        1997
                                                                                           --------    --------
ASSETS
Cash and equivalents ...................................................................   $  3,080    $  4,648
Investment securities (Note 2) .........................................................     57,275      53,103
Financing receivables (Note 3):
  Time sales and loans, net of deferred income .........................................     76,794      64,832
  Investment in financing leases, net of deferred income ...............................     47,536      41,769
                                                                                           --------    --------
                                                                                            124,330     106,601
  Allowance for losses on financing receivables (Note 4) ...............................     (3,272)     (2,802)
                                                                                           --------    --------
    Financing receivables - net ........................................................    121,058     103,799
Other receivables - net (Note 5) .......................................................     17,837      11,925
Inventories ............................................................................        744         786
Equipment on operating leases (at cost), less accumulated amortization of $7,021
 and $6,126 (Note 6) ...................................................................     20,941      18,689
Buildings and equipment (at cost), less accumulated depreciation of $1,654 and
 $1,421 (Note 7) .......................................................................      2,876       2,335
Intangible assets - net (Note 8) .......................................................     12,033       9,459
Other assets (Note 9) ..................................................................     33,206      24,033
                                                                                           --------    --------
  TOTAL ASSETS .........................................................................   $269,050    $228,777
                                                                                           ========    ========

LIABILITIES AND SHARE OWNERS' EQUITY
Short-term borrowings (Note 10) ........................................................   $107,419    $ 91,680
Long-term borrowings (Note 10) .........................................................     58,183      45,134
                                                                                           --------    --------
  Total borrowings .....................................................................    165,602     136,814
Accounts payable .......................................................................      7,974       6,003
Insurance liabilities, reserves and annuity benefits (Note  11) ........................     54,435      50,248
Other liabilities ......................................................................      9,934       8,312
Deferred income taxes (Note 15) ........................................................      8,899       8,167
                                                                                           --------    --------
  Total liabilities ....................................................................    246,844     209,544
                                                                                           --------    --------
Minority interest in equity of consolidated affiliates (Note 12) .......................      1,137         860
                                                                                           --------    --------
Variable  cumulative  preferred stock, $100 par value,  liquidation  preference
 $100,000 per share  (28,000 and 23,000 shares  authorized,  23,000 and 22,300
 shares outstanding, at December 31, 1998 and 1997, respectively) ......................          2           2
Common stock, $200 par value (3,866,000 shares authorized and 3,837,825 shares
 outstanding at December 31, 1998 and 1997, respectively) ..............................        768         768
Additional paid-in capital .............................................................      4,933       4,744
Retained earnings ......................................................................     14,340      11,861
Accumulated unrealized gains on investment securities - net <F1> .......................      1,167       1,145
Accumulated foreign currency translation adjustments <F1> ..............................       (141)       (147)
                                                                                           --------    --------
  Total share owners' equity (Note 13) .................................................     21,069      18,373
                                                                                           --------    --------
  TOTAL LIABILITIES AND SHARE OWNERS' EQUITY ...........................................   $269,050    $228,777
                                                                                           ========    ========

<F1> The sum of  accumulated  unrealized  gains  on  investment  securities  and
     accumulated   foreign   currency   translation    adjustments   constitutes
     "Accumulated nonowner changes other than earnings," as shown in Note 13, and was $1,026 million and $998 million at year-end 1998 and 1997, respectively.

See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                             STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)                                     1998        1997        1996
                                                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...............................................................   $  3,374    $  2,729    $  2,632
Adjustments to reconcile net earnings to cash provided from
 operating activities:
  Provision for losses on financing receivables ............................      1,601       1,421       1,033
  Increase in insurance liabilities, reserves and annuity benefits .........      2,466       1,825       1,373
  Decrease (increase) in inventories .......................................         81        (244)        (58)
  Increase in deferred income taxes ........................................        601         588       1,025
  Depreciation and amortization of buildings and equipment and
   equipment on operating leases ...........................................      2,594       2,443       2,137
  Amortization of goodwill and other intangibles ...........................        858         695         561
  Increase in accounts payable .............................................      1,491         138         422
  Other - net ..............................................................     (1,392)     (3,477)        292
                                                                               --------    --------    --------
 Cash from operating activities ............................................     11,674       6,118       9,417
                                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in financing receivables (Note 19) ............................     (6,117)     (1,898)     (2,278)
Buildings and equipment and equipment on operating leases
 - additions ...............................................................     (6,942)     (6,160)     (5,348)
 - dispositions ............................................................      4,027       2,209       1,326
Payments for principal businesses purchased, net of cash acquired ..........    (15,959)     (3,820)     (4,385)
All other investing activities (Note 19) ...................................    (11,877)     (5,163)     (5,405)
                                                                               --------    --------    --------
 Cash used for investing activities ........................................    (36,868)    (14,832)    (16,090)
                                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities of 90 days or less) ...................     14,160      12,964      10,996
Newly issued debt (maturities longer than 90 days) (Note 19) ...............     41,440      20,825      22,345
Repayments and other reductions (maturities longer than  90 days) (Note 19)     (31,027)    (22,757)    (24,056)
Dividends paid .............................................................       (895)     (1,540)       (891)
Issuance of variable cumulative preferred stock in excess of par value .....         70         430        --
Issuance of variable cumulative preferred stock by consolidated affiliate ..        200         175         125
All other financing activities (Note 19) ...................................       (322)        191         (88)
                                                                               --------    --------    --------
 Cash from financing activities ............................................     23,626      10,288       8,431
                                                                               --------    --------    --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR ................     (1,568)      1,574       1,758
CASH AND EQUIVALENTS AT BEGINNING OF YEAR ..................................      4,648       3,074       1,316
                                                                               --------    --------    --------
CASH AND EQUIVALENTS AT END OF YEAR ........................................   $  3,080    $  4,648    $  3,074
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

RECOGNITION OF LOSSES ON FINANCING RECEIVABLES AND INVESTMENTS - The allowance for losses on small-balance receivables is determined principally on the basis of actual experience during the preceding three years. Further allowances are provided to reflect management's judgment of additional probable losses. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of the net probable losses, including specific allowances for known troubled accounts.

All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Small-balance accounts generally are written off when 6 to 12 months delinquent, although any such balance judged to be uncollectible, such as an account in bankruptcy, is written down immediately to estimated realizable value. Large-balance accounts are reviewed at least quarterly, and those accounts with amounts that are judged to be uncollectible are written down to estimated realizable value.

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

EQUIPMENT ON OPERATING LEASES - Equipment is amortized, principally on a straight-line basis, to estimated residual value over the lease term or over the estimated economic life of the equipment.

BUILDINGS AND EQUIPMENT - Depreciation is recorded on either a sum-of-the-years digits formula or a straight-line basis over the lives of the assets.

INTANGIBLE ASSETS - Goodwill is amortized over its estimated period of benefit on a straight-line basis; other intangible assets, including internal-use software, are amortized on appropriate bases over their estimated lives. No amortization period exceeds 40 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values, depending on the nature of the assets.

INTEREST RATE AND CURRENCY RISK MANAGEMENT - As a matter of policy, the Corporation does not engage in derivatives trading, derivatives market-making or other speculative activities. The Corporation uses swaps primarily to optimize funding costs. To a lesser degree, and in combination with options and limit contracts, the Corporation uses swaps to stabilize cash flows from mortgage-related assets.

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

Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. As a matter of policy, any derivative that is either not designated as a hedge, or is so designated but is ineffective, is marked to market and recognized in operations immediately.

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

DEFERRED POLICY ACQUISITION COSTS. Costs that vary with and are primarily related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized over the respective policy terms. For short-duration contracts, acquisition costs consist primarily of commissions, brokerage expenses and premium taxes. For long-duration insurance contracts, these costs consist primarily of first-year commissions in excess of recurring renewal commissions, certain variable sales expenses and certain support costs such as underwriting and policy issue expenses.

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

PRESENT VALUE OF FUTURE PROFITS. The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance enterprises is recorded as the present value of future profits and is amortized over the respective policy terms in a manner similar to deferred policy acquisition costs. Unamortized balances are adjusted to reflect experience and impairment, if any.

NOTE 2.        INVESTMENT SECURITIES

A summary of investment securities follows:

                                                                                 GROSS      GROSS
                                                                  AMORTIZED   UNREALIZED  UNREALIZED  ESTIMATED
(In millions)                                                         COST       GAINS      LOSSES   FAIR VALUE
                                                                   --------    --------    --------    --------
DECEMBER 31, 1998

Debt securities:
 U.S. corporate ................................................   $ 24,858    $  1,194    $   (306)   $ 25,746
 State and municipal ...........................................      6,295         336          (6)      6,625
 Mortgage-backed ...............................................      8,877         319         (99)      9,097
 Corporate - non-U.S. ..........................................      6,429         311         (84)      6,656
 Government - non-U.S. .........................................      2,538          41          (7)      2,572
 U.S. government and federal agency ............................      1,543         187          (4)      1,726
Equity securities ..............................................      4,652         321        (120)      4,853
                                                                   --------    --------    --------    --------
                                                                   $ 55,192    $  2,709    $   (626)   $ 57,275
                                                                   ========    ========    ========    ========
DECEMBER 31, 1997

Debt securities:
 U.S. corporate ................................................   $ 22,308    $    972    $    (49)   $ 23,231
 State and municipal ...........................................      5,235         290          (l)      5,524
 Mortgage-backed ...............................................      9,777         255         (27)     10,005
 Corporate - non-U.S. ..........................................      5,953         258          (6)      6,205
 Government - non-U.S. .........................................      1,257          30        --         1,287
 U.S. government and federal agency ............................      1,838          86          (3)      1,921
Equity securities ..............................................      4,617         367         (54)      4,930
                                                                   --------    --------    --------    --------
                                                                   $ 50,985    $  2,258    $   (140)   $ 53,103
                                                                   ========    ========    ========    ========

The majority of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages.

At December 31, 1998, contractual maturities of debt securities, other than mortgage-backed securities, were as follows:

                                                                                          AMORTIZED   ESTIMATED
(In millions)                                                                                COST    FAIR VALUE
                                                                                           --------    --------
Due in:
 1999 ..................................................................................   $  4,212    $  4,411
 2000-2003 .............................................................................     10,390      10,605
 2004-2008 .............................................................................      8,012       8,242
 2009 and later ........................................................................     19,049      20,067

It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations. Proceeds from sales of investment securities in 1998 were $11,092 million ($8,485 million in 1997 and $5,375 million in 1996). Gross realized gains were $589 million in 1998 ($618 million in 1997 and $321 million in 1996). Gross realized losses were $198 million in 1998 ($81 million in 1997 and $96 million in 1996).

NOTE 3.        FINANCING RECEIVABLES

Financing receivables at December 31, 1998 and 1997, are shown below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Time sales and loans:
 Consumer Services .....................................................................   $ 44,680    $ 42,270
 Mid-Market Financing ..................................................................     20,240      11,401
 Specialized Financing .................................................................     16,320      13,974
 Equipment Management ..................................................................      1,066         469
 Specialty Insurance ...................................................................        103         202
                                                                                           --------    --------
                                                                                             82,409      68,316
Deferred income ........................................................................     (5,615)     (3,484)
                                                                                           --------    --------
  Time sales and loans - net of deferred income ........................................     76,794      64,832
                                                                                           --------    --------
Investment in financing leases:
 Direct financing leases ...............................................................     43,695      38,616
 Leveraged leases ......................................................................      3,841       3,153
                                                                                           --------    --------
  Investment in financing leases .......................................................     47,536      41,769
                                                                                           --------    --------
                                                                                            124,330     106,601
Less allowance for losses (Note 4) .....................................................     (3,272)     (2,802)
                                                                                           --------    --------
                                                                                           $121,058    $103,799
                                                                                           ========    ========

Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 1998 and 1997, specialized financing and consumer services loans included $12,858 million and $10,503 million, respectively, for commercial real estate loans. Note 6 contains information on commercial airline loans and leases.

At December 31, 1998, contractual maturities for time sales and loans were $30,643 million in 1999; $14,807 million in 2000; $9,448 million in 2001; $6,675 million in 2002; $5,465 million in 2003 and $15,371 million thereafter - aggregating $82,409 million. Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment and medical equipment, as well as other manufacturing,
power  generation,   commercial  real  estate,  and  commercial   equipment  and
facilities.

As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, the Corporation is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. The Corporation generally is entitled to any residual value of leased assets.

Investment in direct financing and leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. The Corporation has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases; such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The Corporation's share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment.

The Corporation's net investment in financing leases at December 31, 1998 and 1997, is shown below.

                                                   TOTAL                  DIRECT
                                             FINANCING LEASES        FINANCING LEASES        LEVERAGED LEASES
                                           --------------------    --------------------    --------------------
(In millions)                                 1998        1997        1998        1997        1998        1997
                                           --------    --------    --------    --------    --------    --------
Total minimum lease payments receivable    $ 66,513    $ 58,543    $ 47,436    $ 42,901    $ 19,077    $ 15,642
Less principal and interest on
 third-party nonrecourse debt ..........    (15,176)    (12,097)       --          --       (15,176)    (12,097)
                                           --------    --------    --------    --------    --------    --------
  Net rentals receivable ...............     51,337      46,446      47,436      42,901       3,901       3,545
Estimated unguaranteed residual value
  of leased assets .....................      6,806       5,591       4,991       4,244       1,815       1,347
Less deferred income ...................    (10,607)    (10,268)     (8,732)     (8,529)     (1,875)     (1,739)
                                           --------    --------    --------    --------    --------    --------
  Investment in financing leases .......     47,536      41,769      43,695      38,616       3,841       3,153

Less:  Allowance for losses ............       (619)       (656)       (519)       (575)       (100)        (81)
       Deferred taxes arising from
        financing leases ...............     (8,583)     (7,909)     (5,137)     (4,671)     (3,446)     (3,238)
                                           --------    --------    --------    --------    --------    --------
Net investment in financing leases .....   $ 38,334    $ 33,204    $ 38,039    $ 33,370    $    295    $   (166)
                                           ========    ========    ========    ========    ========    ========

At December 31, 1998, contractual maturities for net rentals receivable under financing leases were $14,088 million in 1999; $12,083 million in 2000; $8,944 million in 2001; $4,360 million in 2002; $2,758 million in 2003 and $9,104 million thereafter - aggregating $51,337 million. As with time sales and loans, experience has shown that a portion of these receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.

The Corporation has a noncontrolling investment in the common stock of Montgomery Ward Holding Corp. ("MWHC") which, together with certain of its affiliates, filed a bankruptcy petition for reorganization in 1997. Loans to MWHC, which are considered impaired (as defined below), were $578 million and $617 million at year-end 1998 and 1997, respectively. These amounts are excluded from the nonearning and reduced earning receivable and impaired loan discussion below. The Corporation also provides revolving credit card financing directly to customers of MWHC and affiliates; such receivables totaled $3.4 billion at December 31, 1998, including $1.6 billion that had been sold with recourse. The obligations of customers with respect to these receivables are not affected by the bankruptcy filing.

Nonearning consumer receivables were $1,250 million and $1,049 million at December 31, 1998 and 1997, respectively, a substantial amount of which were U.S. private-label credit card loans subject to various loss-sharing agreements that provide full or partial recourse to the originating retailer. Nonearning and reduced-earning receivables other than consumer receivables were $354 million and $353 million at year-end 1998 and 1997, respectively.

"Impaired" loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. That definition excludes, among other things, leases or large groups of smaller-balance homogenous loans, and therefore applies principally to the Corporation's commercial loans. An analysis of impaired loans at December 31, 1998 and 1997 is shown below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Loans requiring allowance for losses ...................................................   $    343    $    339
Loans expected to be fully recoverable .................................................        158         167
                                                                                           --------    --------
                                                                                           $    501    $    506
                                                                                           ========    ========

Allowance for losses ...................................................................   $    109    $    170
Average investment during year .........................................................        512         647
Interest income earned while impaired <F1> .............................................         39          32

<F1>  Principally on the cash basis.

NOTE 4.        ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

(In millions)                                                                     1998        1997        1996
                                                                               --------    --------    --------
Balance at January 1 .......................................................   $  2,802    $  2,693    $  2,519
Provisions charged to operations ...........................................      1,601       1,421       1,033
Net transfers primarily related to companies acquired or sold ..............        377         127         139
Amounts written off - net ..................................................     (1,508)     (1,439)       (998)
                                                                               --------    --------    --------
Balance at December 31 .....................................................   $  3,272    $  2,802    $  2,693
                                                                               ========    ========    ========


NOTE 5.        OTHER RECEIVABLES

At year-end 1998 and 1997, this account included reinsurance recoverables of $2,188 million and $2,206 million and insurance-related receivables of $2,627 million and $1,830 million, respectively. Premium receivables, funds on deposit with reinsurers and policy loans are included in insurance-related receivables. Also in other receivables are trade receivables, accrued investment income, operating lease receivables and a variety of sundry items.


NOTE 6.        EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 1998 and 1997, are shown below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Original cost
 Vehicles ..............................................................................   $  9,825    $  9,144
 Aircraft ..............................................................................      9,321       7,686
 Railroad rolling stock ................................................................      2,804       2,367
 Marine shipping containers ............................................................      2,565       2,774
 Other .................................................................................      3,447       2,844
                                                                                           --------    --------
                                                                                             27,962      24,815
Accumulated amortization ...............................................................     (7,021)     (6,126)
                                                                                           --------    --------
                                                                                           $ 20,941    $ 18,689
                                                                                           ========    ========

Amortization of equipment on operating leases was $2,185 million, $2,102 million and $1,848 million in 1998, 1997 and 1996, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1998 totaled $12,808 million and are due as follows: $3,377 million in 1999; $2,540 million in 2000; $1,841 million in 2001; $1,318 million in 2002; $897 million in 2003 and $2,835 million thereafter.

The Corporation acts as a lender and lessor to the commercial airline industry. At December 31, 1998 and 1997, the balance of such loans, leases and equipment leased to others was $10,170 million and $8,980 million, respectively. In addition, at December 31, 1998, the Corporation had issued financial guarantees and funding commitments of $74 million ($123 million at year-end 1997) and had placed multiyear orders for various Boeing and Airbus aircraft with list prices of approximately $9.4 billion ($6.2 billion at year-end 1997).

NOTE 7.        BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, data processing equipment, vehicles, furniture and office equipment. Depreciation expense was $409 million in 1998, $341 million in 1997 and $289 million in 1996.


NOTE 8.        INTANGIBLE ASSETS

Intangible assets at December 31, 1998 and 1997, are shown in the table below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Goodwill ...............................................................................   $ 10,143    $  7,368
Present value of future profits ("PVFP") ...............................................      1,479       1,671
Other intangibles ......................................................................        411         420
                                                                                           --------    --------
                                                                                           $ 12,033    $  9,459
                                                                                           ========    ========

The Corporation's intangible assets are shown net of accumulated amortization of $2,763 million at December 31, 1998, and $2,098 million at December 31, 1997.

PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 15% to 8% of the year-end 1998 unamortized balance for each of the next five years.


NOTE 9.        OTHER ASSETS

Other assets at December 31, 1998 and 1997, are shown in the table below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Investments:
 Assets acquired for resale ............................................................   $  6,164    $  4,403
 Investments in and advances to associated companies ...................................      7,495       4,626
 Real estate ventures ..................................................................      3,131       2,326
 Other .................................................................................      2,935       1,986
                                                                                           --------    --------
                                                                                             19,725      13,341
Separate accounts ......................................................................      6,476       4,851
Servicing assets .......................................................................      1,606       1,710
Deferred insurance acquisition costs ...................................................      2,115       1,671
Other ..................................................................................      3,284       2,460
                                                                                           --------    --------
                                                                                           $ 33,206    $ 24,033
                                                                                           ========    ========

Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 11.

NOTE 10.       BORROWINGS

Total short-term borrowings at December 31, 1998 and 1997, consisted of the following:

                                                                           1998                    1997
                                                                   --------------------    --------------------
                                                                               AVERAGE                 AVERAGE
(Dollars in millions)                                               AMOUNT     RATE <F1>    AMOUNT     RATE <F1>
                                                                   --------    --------    --------    --------
Commercial paper - U.S. ........................................   $ 77,076        5.38%   $ 63,819        5.93%
Commercial paper - non-U.S. ....................................      3,953        4.80       3,879        4.18
Current portion of long-term debt ..............................     14,645        5.66      15,101        6.30
Other ..........................................................     11,745                   8,881
                                                                   --------                --------
                                                                   $107,419                $ 91,680
                                                                   ========                ========

Total long-term borrowings at December 31, 1998 and 1997, were as follows:

                                                                     1998
                                                                   AVERAGE
                                                                     RATE
(Dollars in millions)                                                <F1>     MATURITIES      1998        1997
                                                                   --------    --------    --------    --------
Senior notes ...................................................       6.04%   2000-2055   $ 57,486    $ 44,437
Subordinated notes <F2> ........................................       8.04    2006-2012        697         697
                                                                                           --------    --------
                                                                                           $ 58,183    $ 45,134
                                                                                           ========    ========

<F1>   Based on  year-end balances and  local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.
<F2>   Guaranteed by GE Company.

Borrowings of the Corporation are addressed below from two perspectives - liquidity and interest rate management. Additional information about borrowings and associated swaps can be found in note 20.

LIQUIDITY requirements of the Corporation are principally met through the credit markets. Maturities of long-term borrowings during the next five years, including the current portion of long-term debt, at December 31, 1998, were $14,645 million in 1999; $13,889 million in 2000; $10,925 million in 2001;
$7,059 million in 2002 and $4,794 million in 2003.

At December 31, 1998, the Corporation held committed lines of credit aggregating $26.7 billion with 133 banks, including $11.8 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. A total of $3.4 billion and $1.5 billion of these credit lines were also available for use by GE Capital Services and GE Company, respectively. Also, at December 31, 1998, substantially all of the approximately $4.0 billion of GE Company's credit lines were available for use by the Corporation or GE Capital Services. During 1998, amounts drawn under these lines were not significant. The Corporation compensates banks for credit facilities in the form of fees, which were insignificant in each of the past three years.

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

The following table shows the Corporation's borrowing positions at December 31, 1998 and 1997, considering the effects of swaps.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
EFFECTIVE BORROWINGS (INCLUDING SWAPS)
Short-term .............................................................................   $ 68,001    $ 53,366
                                                                                           ========    ========
Long-term (including current portion)
 Fixed rate <F1> .......................................................................   $ 71,770    $ 58,474
 Floating rate .........................................................................     25,831      24,974
                                                                                           --------    --------
Total long-term ........................................................................   $ 97,601    $ 83,448
                                                                                           ========    ========

<F1> Includes  the  notional  amount  of  long-term  interest  rate  swaps  that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 1998, interest rate swap maturities ranged from 1999 to 2048, and average interest rates for fixed-rate borrowings (including "synthetic" fixed-rate borrowings) were 6.01% (6.29% at year-end 1997).


NOTE 11.       INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits at December 31, 1998 and 1997, are shown below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Investment contracts and universal life benefits .......................................   $ 26,995    $ 25,961
Life insurance benefits and other <F1> .................................................     13,725      11,967
Unpaid claims and claims adjustment expenses <F2> ......................................      3,721       3,670
Unearned premiums ......................................................................      3,518       3,799
Separate accounts (see note 9) .........................................................      6,476       4,851
                                                                                           --------    --------
                                                                                           $ 54,435    $ 50,248
                                                                                           ========    ========

<F1>  Life  insurance  benefits are accounted for mainly by a  net-level-premium method using estimated yields generally ranging from 5% to 9% in both 1998 and 1997.
<F2>  Principally  property  and casualty  reserves;  includes  amounts for both reported and incurred-but-not-reported claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.

When the Corporation cedes insurance to third parties, it is not relieved of its primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; allowances are established for such receivables from reinsurers.

A summary of activity affecting unpaid claims and claims adjustment expenses follows.

(In millions)                                                                     1998        1997        1996
                                                                               --------    --------    --------
Balance at January 1 - gross ...............................................   $  3,670    $  1,907    $  1,432
Less reinsurance recoverables ..............................................       (438)       (117)        (76)
                                                                               --------    --------    --------
Balance at January 1 - net .................................................      3,232       1,790       1,356
Claims and expenses incurred:
 Current year ..............................................................      2,469       1,989       1,230
 Prior years ...............................................................       (184)         61          29
Claims and expenses paid:
 Current year ..............................................................     (1,222)     (1,144)       (541)
 Prior years ...............................................................     (1,176)       (902)       (614)
Claim reserves related to acquired companies ...............................          6       1,360         309
Other ......................................................................         18          78          21
                                                                               --------    --------    --------
Balance at December 31 - net ...............................................      3,143       3,232       1,790
Add reinsurance recoverables ...............................................        578         438         117
                                                                               --------    --------    --------
Balance at December 31 - gross .............................................   $  3,721    $  3,670    $  1,907
                                                                               ========    ========    ========

Prior-year claims and expenses incurred in the preceding table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

Financial guarantees and credit life risk of insurance affiliates at December 31, 1998 and 1997, are summarized below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Guarantees, principally on municipal bonds and structured finance issues ...............   $166,576    $140,077
Mortgage insurance risk in force .......................................................     43,939      46,243
Credit life insurance risk in force ....................................................     31,018      26,593
Less reinsurance .......................................................................    (37,184)    (33,503)
                                                                                           --------    --------
                                                                                           $204,349    $179,410
                                                                                           ========    ========

The effects of reinsurance on premiums written and premiums and commissions earned were as follows for the past three years.

                                                    PREMIUMS WRITTEN            PREMIUMS AND COMMISSIONS EARNED
                                           --------------------------------    --------------------------------
(In millions)                                 1998        1997        1996        1998        1997        1996
                                           --------    --------    --------    --------    --------    --------
Direct .................................   $  5,696    $  4,541    $  3,175    $  5,547    $  4,500    $  3,126
Assumed ................................        817         502         534         885         479         380
Ceded ..................................       (698)       (493)       (493)       (772)       (463)       (370)
                                           --------    --------    --------    --------    --------    --------
Net ....................................   $  5,815    $  4,550    $  3,216    $  5,660    $  4,516    $  3,136
                                           ========    ========    ========    ========    ========    ========

Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $396 million, $334 million and $286 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 12.      MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes preferred stock issued by a subsidiary with a liquidation preference value of $860 million and $660 million as of December 31, 1998 and 1997, respectively. Dividend rates on the preferred stock ranged from 3.9% to 4.6% during 1998, from 3.8% to 4.5% during 1997, and from 3.8% to 4.3% during 1996.


NOTE 13.       EQUITY

Changes in equity for each of the last three years were as follows:

                                                                                         ACCUMULATED
                                                                                           NONOWNER
                                          VARIABLE                                          CHANGES
                                         CUMULATIVE               ADDITIONAL                 OTHER
                                          PREFERRED     COMMON     PAID-IN     RETAINED      THAN
(In millions)                                STOCK       STOCK     CAPITAL     EARNINGS    EARNINGS      TOTAL
                                           --------    --------    --------    --------    --------    --------
Balance at January 1, 1996 .............   $      2    $    768    $  4,022    $  8,937    $    473    $ 14,202
Capital contributions ..................       --          --             2        --          --             2
Net unrealized losses on
 investment securities <F1> ............       --          --          --          --          (394)       (394)
Currency translation adjustments <F2> ..       --          --          --          --           (25)        (25)
Net earnings ...........................       --          --          --         2,632        --         2,632
Dividends declared:
 Common stock ..........................       --          --          --          (815)       --          (815)
 Preferred stock .......................       --          --          --           (76)       --           (76)
                                           --------    --------    --------    --------    --------    --------
Balance at December 31, 1996 ...........          2         768       4,024      10,678          54      15,526

Capital contributions ..................       --          --           290        --          --           290
Preferred stock issued .................       --          --           430        --          --           430
Net unrealized gains on
 investment securities <F1> ............       --          --          --          --           996         996
Currency translation adjustments <F2> ..       --          --          --          --           (52)        (52)
Net earnings ...........................       --          --          --         2,729        --         2,729
Dividends declared:
 Common stock ..........................       --          --          --        (1,468)       --        (1,468)
 Preferred stock .......................       --          --          --           (78)       --           (78)
                                           --------    --------    --------    --------    --------    --------
Balance at December 31, 1997 ...........          2         768       4,744      11,861         998      18,373

Capital contributions ..................       --          --           119        --          --           119
Preferred stock issued .................       --          --            70        --          --            70
Net unrealized gains on
 investment securities <F1> ............       --          --          --          --           276         276
Currency translation adjustments <F2> ..       --          --          --          --             6           6
Reclassification adjustments <F3> ......       --          --          --          --          (254)       (254)
Net earnings ...........................       --          --          --         3,374        --         3,374
Dividends declared:
 Common stock ..........................       --          --          --          (798)       --          (798)
 Preferred stock .......................       --          --          --           (97)       --           (97)
                                           --------    --------    --------    --------    --------    --------
Balance at December 31, 1998 ...........   $      2    $    768    $  4,933    $ 14,340    $  1,026    $ 21,069
                                           ========    ========    ========    ========    ========    ========

<F1>  Presented  net of deferred  taxes of $139 million, $663 million and ($265)
      million in 1998, 1997 and 1996, respectively.
<F2>  Presented  net of  deferred   taxes of $5 million, ($36) million and ($16)
      million in 1998, 1997 and 1996, respectively.
<F3>  Presented net of deferred taxes of ($141) million.

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

During 1998 and 1997, the Corporation issued 700 and 4,300 additional shares of its variable cumulative preferred stock, respectively. Dividend rates on the preferred stock ranged from 3.9% to 5.2% during 1998, and from 3.8% to 5.2% during 1997 and 1996.

During 1998, the Corporation authorized 750,000 shares of preferred stock, $.01 par value, none of which was issued or outstanding at December 31, 1998.

At December 31, 1998 and 1997, the aggregate statutory capital and surplus of the insurance businesses totaled $9.4 billion and $7.8 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.


NOTE 14.       OPERATING AND ADMINISTRATIVE EXPENSES

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

Rental expense relating to equipment the Corporation leases from others for the purposes of subleasing was $439 million in 1998, $392 million in 1997 and $269 million in 1996. Other rental expense was $429 million in 1998, $327 million in 1997 and $263 million in 1996, principally for the rental of office space and data processing equipment. Minimum future rental commitments under noncancelable leases at December 31, 1998 are $700 million in 1999; $617 million in 2000; $566 million in 2001; $510 million in 2002; $461 million in 2003 and $2,222 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

Amortization of deferred  insurance  acquisition  costs charged to operations in
1998,  1997  and  1996  was  $863  million,   $543  million  and  $365  million,
respectively.


NOTE 15.       INCOME TAXES

The provision for income taxes is summarized in the following table.

(In millions)                                                                     1998        1997        1996
                                                                               --------    --------    --------
Estimated amounts payable ..................................................   $    584    $    409    $    157
Deferred tax expense from temporary differences ............................        601         588       1,015
                                                                               --------    --------    --------
                                                                               $  1,185    $    997    $  1,172
                                                                               ========    ========    ========

GE Company files a consolidated U.S. federal income tax return which includes the Corporation. The provision for estimated taxes payable includes the effect of the Corporation on the consolidated return.

Estimated amounts payable includes amounts applicable to non-U.S. jurisdictions of $699 million, $573 million and $485 million in 1998, 1997 and 1996, respectively.

Deferred income tax balances reflect the impact of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Except for certain earnings that the Corporation intends to reinvest indefinitely, provision has been made for the estimated U.S. federal income tax liabilities applicable to undistributed earnings of affiliates and associated companies. It is not practicable to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

U.S. income before taxes was $3.2 billion in 1998, and $2.4 billion in 1997 and $2.7 billion in 1996. The corresponding amounts for non-U.S. based operations were $1.3 billion in 1998 and 1997 and $1.1 billion in 1996.

A reconciliation of the U.S. federal statutory rate to the actual income tax rate follows.

                                                                                  1998        1997        1996
                                                                               --------    --------    --------
Statutory U.S. federal income tax rate .....................................       35.0%       35.0%       35.0%
Increase (reduction) in rate resulting from:
 Amortization of goodwill ..................................................        1.0         1.1         1.0
 Tax-exempt income .........................................................       (3.2)       (3.2)       (3.0)
 Foreign Sales Corporation tax benefits ....................................       (0.7)       (0.6)       (0.4)
 Dividends received, not fully taxable .....................................       (1.8)       (1.8)       (1.7)
 Fuels credits .............................................................       (2.0)       (1.9)       (0.9)
 Other - net ...............................................................       (2.3)       (1.8)        0.8
                                                                               --------    --------    --------
Actual income tax rate .....................................................       26.0%       26.8%       30.8%
                                                                               ========    ========    ========

Principal components of the net deferred tax liability balances at December 31, 1998 and 1997, were as follows:

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Assets:
 Allowance for losses ..................................................................   $  1,359    $  1,360
 Insurance reserves ....................................................................      1,012       1,243
 AMT credit carryforwards ..............................................................        903         354
 Other .................................................................................      1,897       2,100
                                                                                           --------    --------
Total deferred tax assets ..............................................................      5,171       5,057
                                                                                           --------    --------
Liabilities:
 Financing leases ......................................................................      8,583       7,909
 Operating leases ......................................................................      2,417       2,156
 Net unrealized gains on securities ....................................................        655         657
 Other .................................................................................      2,415       2,502
                                                                                           --------    --------
Total deferred tax liabilities .........................................................     14,070      13,224
                                                                                           --------    --------
Net deferred tax liability .............................................................   $  8,899    $  8,167
                                                                                           ========    ========


NOTE 16.       OPERATING SEGMENT DATA

At year-end 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally for management. Prior period amounts have been restated in accordance with the requirements of the new standard. The Corporation's operating segments are organized based on the nature of products and services provided. A description of the operating segments can be found in Item 1. Business., under the heading Operating Segments, on page 3 of this report. The accounting policies for these segments are the same as those described for the consolidated entity.

The Corporation evaluates the performance of its operating segments primarily on the basis of net earnings. Details of total revenues and net earnings by operating segment are provided in Item 7. Management's Discussion and Analysis of Results of Operations. Operating Segments, in the tables on page 14 of this report.

Other specific information is provided below in accordance with the requirements of SFAS 131 because they are included as a component of overall segment net earnings or total assets.


(In millions)                              DEPRECIATION AND AMORTIZATION <F1>     PROVISION FOR INCOME TAXES
                                           --------------------------------    --------------------------------
For the years ended December 31               1998        1997        1996        1998        1997        1996
                                           --------    --------    --------    --------    --------    --------
Consumer Services ......................   $    961    $    897    $    569    $    442    $    230    $    430
Equipment Management ...................      1,890       1,690       1,643         257         353         298
Mid-Market Financing ...................        405         398         400         239         198         174
Specialized Financing ..................         51          50          41          41         170         157
Specialty Insurance ....................         53          40          30         103          40          39
All other ..............................         92          63          15         103           6          74
                                           --------    --------    --------    --------    --------    --------
  Total ................................   $  3,452    $  3,138    $  2,698    $  1,185    $    997    $  1,172
                                           ========    ========    ========    ========    ========    ========

                                           TIME SALES, LOAN, INVESTMENT AND
                                                    OTHER INCOME <F2>                  INTEREST EXPENSE
                                           --------------------------------    --------------------------------
For the years ended December 31               1998        1997        1996        1998        1997        1996
                                           --------    --------    --------    --------    --------    --------
Consumer Services ......................   $ 10,661    $  9,585    $  8,051    $  3,601    $  3,225    $  3,003
Equipment Management ...................      2,241       1,985       1,403       1,486       1,296       1,204
Mid-Market Financing ...................      1,719       1,160       1,065       1,674       1,276       1,172
Specialized Financing ..................      2,645       2,192       2,487       1,541       1,436       1,491
Specialty Insurance ....................      1,301         953         696         538         427         327
All other ..............................        135          73         (20)       (222)       (330)       (155)
                                           --------    --------    --------    --------    --------    --------
  Total ................................   $ 18,702    $ 15,948    $ 13,682    $  8,618    $  7,330    $  7,042
                                           ========    ========    ========    ========    ========    ========

                                                                                 PROPERTY, PLANT AND EQUIPMENT
                                                                                ADDITIONS (INCLUDING EQUIPMENT
                                                         ASSETS                      LEASED TO OTHERS) <F3>
                                                     At December 31             For the years ended December 31
                                           --------------------------------    --------------------------------
                                              1998        1997        1996        1998        1997        1996
                                           --------    --------    --------    --------    --------    --------
Consumer Services <F4> .................   $130,861    $117,410    $104,695    $  2,218    $  1,863    $  1,675
Equipment Management <F5> ..............     37,902      33,403      28,521       4,408       4,314       3,264
Mid-Market Financing ...................     41,768      29,315      25,991       1,316         978         696
Specialized Financing <F5> .............     35,807      28,810      28,197          88          36          36
Specialty Insurance ....................     19,355      17,760      11,770          22          31          21
All other ..............................      3,357       2,079       1,642          25          64          48
                                           --------    --------    --------    --------    --------    --------
  Total ................................   $269,050    $228,777    $200,816    $  8,077    $  7,286    $  5,740
                                           ========    ========    ========    ========    ========    ========

<F1>   Includes amortization of goodwill and other intangibles.
<F2>   Principally interest income.
<F3>   Additions  to  property,  plant and equipment (including equipment leased to others) include amounts relating to principal businesses purchased.
<F4>   In 1997, the  Corporation  recorded its share of Montgomery  Ward Holding
       Corp. ("MWHC") losses of $380 million (after tax), by reducing its investments in MWHC, resulting in the writing off of its investment in MWHC common and preferred stock.
<F5>   Total  assets  of the  Equipment  Management  and  Specialized  Financing
       segments at December 31, 1998, include investments in and advances to non-consolidated affiliates of $2,937 million and $4,765 million, respectively, which contributed approximately $173 million and $295 million, respectively, to segment pre-tax income for the year ended December 31, 1998.

NOTE 17.       QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data were as follows:

                                                                       FIRST QUARTER          SECOND QUARTER
                                                                   --------------------    --------------------
(In millions)                                                         1998        1997        1998        1997
                                                                   --------    --------    --------    --------
Revenues .......................................................   $  9,501    $  7,773    $  9,984    $  7,658
                                                                   --------    --------    --------    --------
Expenses:
 Interest ......................................................      1,948       1,711       2,105       1,780
 Operating and administrative and cost of goods sold ...........      4,113       3,025       4,447       2,855
 Insurance losses and policyholder and annuity benefits ........      1,342       1,149       1,367       1,106
 Provision for losses on financing receivables .................        332         312         408         337
 Depreciation and amortization of buildings and equipment and
  equipment on operating leases ................................        652         565         598         563
 Minority interest in net earnings of consolidated affiliates ..         11          13          10           1
                                                                   --------    --------    --------    --------
Earnings before income taxes ...................................      1,103         998       1,049       1,016
Provision for income taxes .....................................       (323)       (301)       (236)       (298)
                                                                   --------    --------    --------    --------
Net earnings ...................................................   $    780    $    697    $    813    $    718
                                                                   ========    ========    ========    ========

                                                                       THIRD QUARTER          FOURTH QUARTER
                                                                   --------------------    --------------------
                                                                      1998        1997        1998        1997
                                                                   --------    --------    --------    --------
Revenues .......................................................   $ 10,335    $  8,377    $ 11,585    $  9,596
                                                                   --------    --------    --------    --------
Expenses:
 Interest ......................................................      2,076       1,832       2,489       2,007
 Operating and administrative and cost of goods sold ...........      4,498       3,567       5,382       4,172
 Insurance losses and policyholder and annuity benefits ........      1,418       1,227       1,417       1,343
 Provision for losses on financing receivables .................        304         371         557         401
 Depreciation and amortization of buildings and equipment and
  equipment on operating leases ................................        663         623         681         692
 Minority interest in net earnings of consolidated affiliates ..         14          13          14          13
                                                                   --------    --------    --------    --------
Earnings before income taxes ...................................      1,362         744       1,045         968
Provision for income taxes .....................................       (432)       (176)       (194)       (222)
                                                                   --------    --------    --------    --------
Net earnings ...................................................   $    930    $    568    $    851    $    746
                                                                   ========    ========    ========    ========


NOTE 18.       RESTRICTED NET ASSETS OF AFFILIATES

Certain of the Corporation's consolidated affiliates are restricted from remitting funds to the Parent in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 1998, net assets of the Corporation's regulated affiliates amounted to $18.1 billion, of which $15.0 billion was restricted.


NOTE 19.       SUPPLEMENTAL CASH FLOWS INFORMATION

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

Certain supplemental information related to the Corporation's cash flows were as follows for the past three years.

(In millions)                                                                     1998        1997        1996
                                                                               --------    --------    --------
FINANCING RECEIVABLES
Increase in loans to customers .............................................   $(73,827)   $(55,689)   $(49,890)
Principal collections from customers - loans ...............................     63,407      50,679      49,923
Investment in equipment for financing leases ...............................    (20,298)    (16,420)    (14,427)
Principal collections from customers - financing leases ....................     15,501      13,796      11,158
Net change in credit card receivables ......................................     (4,705)     (4,186)     (3,068)
Sales of financing receivables .............................................     13,805       9,922       4,026
                                                                               --------    --------    --------
                                                                               $ (6,117)   $ (1,898)   $ (2,278)
                                                                               ========    ========    ========

ALL OTHER INVESTING ACTIVITIES
Purchases of securities by insurance and annuity businesses ................   $(17,728)   $(11,700)   $ (8,244)
Dispositions and maturities of securities by insurance and
 annuity businesses ........................................................     14,231      10,261       6,736
Proceeds from principal business dispositions ..............................       --           241        --
Other ......................................................................     (8,380)     (3,965)     (3,897)
                                                                               --------    --------    --------
                                                                               $(11,877)   $ (5,163)   $ (5,405)
                                                                               ========    ========    ========

NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90 DAYS
Short-term (91 to 365 days) ................................................   $  5,881    $  3,502    $  5,061
Long-term (longer than one year) ...........................................     33,453      15,566      16,689
Proceeds - nonrecourse, leveraged lease debt ...............................      2,106       1,757         595
                                                                               --------    --------    --------
                                                                               $ 41,440    $ 20,825    $ 22,345
                                                                               ========    ========    ========

REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES LONGER
THAN 90 DAYS
Short-term (91 to 365 days) ................................................   $(25,901)   $(21,320)   $(22,755)
Long-term (longer than one year) ...........................................     (4,739)     (1,150)     (1,025)
Principal payments - nonrecourse, leveraged lease debt .....................       (387)       (287)       (276)
                                                                               --------    --------    --------
                                                                               $(31,027)   $(22,757)   $(24,056)
                                                                               ========    ========    ========

ALL OTHER FINANCING ACTIVITIES
Proceeds from sales of investment contracts ................................   $  4,914    $  4,462    $  2,341
Redemption of investment contracts .........................................     (5,355)     (4,453)     (2,429)
Capital contributions from parent company ..................................        119         182        --
                                                                               --------    --------    --------
                                                                               $   (322)   $    191    $    (88)
                                                                               ========    ========    ========

CASH PAID DURING THE YEAR FOR:
Interest ...................................................................   $ (8,324)   $ (7,471)   $ (7,166)
Income taxes ...............................................................       (883)       (502)        (87)

Changes in operating assets and liabilities are net of acquisitions and dispositions of businesses.

"Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

(In millions)                                                                     1998        1997        1996
                                                                               --------    --------    --------
Fair value of assets acquired ..............................................   $ 23,431    $ 15,190    $ 27,341
Cash paid ..................................................................    (16,986)     (4,736)     (4,839)
                                                                               --------    --------    --------
Liabilities assumed ........................................................   $  6,445    $ 10,454    $ 22,502
                                                                               ========    ========    ========


NOTE 20.       ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which the Corporation is a party. Apart from the Corporation's own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1998 or 1997. Assets and liabilities that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities and separate accounts.

A description of how values are estimated follows.

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

Information about financial instruments that were not carried at fair value at December 31, 1998 and 1997, is shown below.


                                                                                       1998
                                                                   --------------------------------------------
                                                                                     ASSETS (LIABILITIES)
                                                                              ---------------------------------
                                                                             CARRYING      ESTIMATED FAIR VALUE
                                                                    NOTIONAL    AMOUNT     --------------------
(In millions)                                                        AMOUNT      (NET)        HIGH        LOW
                                                                   --------------------    --------------------
Assets
 Time sales and loans ..........................................   $    <F1>   $ 74,141    $ 75,000    $ 73,820
 Integrated interest rate swaps ................................     13,217          16         (96)        (96)
 Purchased options .............................................     11,180         136         120         120
 Mortgage-related positions
  Mortgage purchase commitments ................................      1,983        --            15          15
  Mortgage sale commitments ....................................      3,276        --            (9)         (9)
  Mortgages held for sale ......................................        <F1>      4,402       4,454       4,454
  Options, including "floors" ..................................     21,406          87         176         176
  Interest rate swaps and futures ..............................      6,662        --            49          49
 Other cash financial instruments ..............................        <F1>      3,089       3,317       3,115

Liabilities
 Borrowings and related instruments
  Borrowings <F2> <F3> .........................................        <F1>   (165,602)   (167,814)   (167,814)
  Interest rate swaps ..........................................     44,718        --        (1,275)     (1,275)
  Currency swaps ...............................................     29,645        --           252         252
  Currency forwards ............................................     22,864        --          (392)       (392)
 Investment contract benefits ..................................        <F1>    (22,609)    (22,529)    (22,529)
 Insurance - financial guarantees and credit life ..............    204,349      (3,091)     (3,298)     (3,390)
 Credit and liquidity support - securitizations ................     17,471         (29)        (29)        (29)
 Performance guarantees - principally letters of credit ........      2,340        --          --          --
 Other .........................................................      2,888      (1,921)     (1,190)     (1,190)

Other firm commitments
 Currency forwards .............................................      5,072        --           (52)        (52)
 Ordinary course of business lending commitments ...............      9,839        --           (12)        (12)
 Unused revolving credit lines
  Commercial ...................................................      6,401        --          --          --
  Consumer - principally credit cards ..........................    132,475        --          --          --


                                                                                       1997
                                                                   --------------------------------------------
                                                                                     ASSETS (LIABILITIES)
                                                                              ---------------------------------
                                                                             CARRYING      ESTIMATED FAIR VALUE
                                                                    NOTIONAL    AMOUNT     --------------------
                                                                     AMOUNT      (NET)        HIGH        LOW
                                                                   --------------------    --------------------
Assets
 Time sales and loans ..........................................   $    <F1>   $ 62,712    $ 63,105    $ 61,171
 Integrated interest rate swaps ................................     11,378          19        (128)       (128)
 Purchased options .............................................      1,979          54           9           9
 Mortgage-related positions
  Mortgage purchase commitments ................................      2,082        --            11          11
  Mortgage sale commitments ....................................      2,540        --            (9)         (9)
  Mortgages held for sale ......................................        <F1>      2,378       2,379       2,379
  Options, including "floors" ..................................     30,347          51         141         141
  Interest rate swaps and futures ..............................      3,681        --            23          23
 Other cash financial instruments ..............................        <F1>      2,242       2,592       2,349

Liabilities
 Borrowings and related instruments
  Borrowings <F2> <F3> .........................................        <F1>   (136,814)   (137,360)   (137,360)
  Interest rate swaps ..........................................     40,880        --          (170)       (170)
  Currency swaps ...............................................     23,382        --        (1,249)     (1,249)
  Currency forwards ............................................     14,483        --           367         367
 Investment contract benefits ..................................        <F1>    (21,703)    (21,556)    (21,556)
 Insurance - financial guarantees and credit life ..............    179,410      (2,837)     (2,936)     (3,052)
 Credit and liquidity support - securitizations ................     10,008         (46)        (46)        (46)
 Performance guarantees - principally letters of credit ........      2,553         (34)       --           (67)
 Other .........................................................      3,288      (1,134)     (1,282)     (1,303)

Other firm commitments
 Currency forwards .............................................      1,744        --            11          11
 Ordinary course of business lending commitments ...............      7,891        --           (62)        (62)
 Unused revolving credit lines
  Commercial ...................................................      4,850        --          --          --
  Consumer - principally credit cards ..........................    134,123        --          --          --

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

OPTIONS AND INSTRUMENTS CONTAINING OPTION FEATURES that behave based on limits ("caps", "floors" or "collars") on interest rate movement are used primarily to hedge prepayment risk in certain of the Corporation's business activities, such as mortgage servicing and annuities.

SWAPS OF INTEREST RATES AND CURRENCIES are used by the Corporation to optimize borrowing costs for a particular funding strategy (see note 10). Interest rate and currency swaps, along with purchased options and futures, are used by the Corporation to establish specific hedges of mortgage-related assets and to manage net investment exposures. Credit risk of these positions is evaluated by management under the credit criteria discussed below. As part of its ongoing customer activities, the Corporation also enters into swaps that are integrated into investments in, loans to or guarantees of the obligations of particular customers and do not involve assumption of third-party credit risk beyond the risk previously approved by the Corporation with respect to such investments, loans or guarantees. Such integrated swaps are evaluated and monitored like their associated investments, loans or guarantees, and are not therefore subject to the same credit criteria that would apply to a stand-alone position.

COUNTERPARTY CREDIT RISK - risk that counterparties will be financially unable to make payments according to the terms of the agreements - is the principal risk associated with swaps, purchased options and forwards. Gross market value of probable future receipts is one way to measure this risk, but is meaningful only in the context of net credit exposure to individual counterparties. At December 31, 1998 and 1997, this gross market risk amounted to $2.2 billion and $1.9 billion, respectively. Aggregate fair values that represent associated probable future obligations, normally associated with a right of offset against probable future receipts, amounted to $3.4 billion and $2.8 billion at December 31, 1998 and 1997, respectively.

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

         COUNTERPARTY CREDIT CRITERIA                      CREDIT RATING
                                                      -----------------------
                                                                   STANDARD &
                                                        MOODY'S      POOR'S
                                                      ----------   ----------
          Term of transaction
            Between one and five years ...........       Aa3           AA-
            Greater than five years ..............       Aaa           AAA
          Credit exposure limits
            Up to $50 million ....................       Aa3           AA-
            Up to $75 million ....................       Aaa           AAA

   o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

NOTE 21.       GEOGRAPHIC SEGMENT INFORMATION

The table below presents data by geographic region. Revenues shown below are classified according to their country of origin.

                                                       REVENUES                         LONG-LIVED ASSETS
                                           For the years ended December 31                At December 31
                                           --------------------------------    --------------------------------
(In millions)                                 1998        1997        1996        1998        1997        1996
                                           --------    --------    --------    --------    --------    --------
United States ..........................   $ 26,538    $ 22,737    $ 18,424    $ 10,389    $  9,666    $  7,854
Europe .................................      9,743       6,414       4,429       3,482       2,601       1,865
Pacific Basin ..........................      1,418         940         693         625         270         157
Global <F1> ............................      1,682       1,669       1,651       8,160       7,543       7,094
Other <F2> .............................      2,024       1,644       1,373       1,161         944         811
                                           --------    --------    --------    --------    --------    --------
  Total ................................   $ 41,405    $ 33,404    $ 26,570    $ 23,817    $ 21,024    $ 17,781
                                           ========    ========    ========    ========    ========    ========

<F1> Includes  operations  that cannot  meaningfully be associated with specific geographic areas (for example, commercial aircraft and shipping containers used on ocean-going vessels).
<F2> Principally the Americas other than the United States.


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

             Included in Part II of this report:
                Independent Auditors' Report
                Statement  of Earnings  for each of the years in the  three-year period ended  December  31, 1998
                Statement of Changes in Share Owners'  Equity  for  each  of the years in the  three-year  period ended December 31, 1998
                Statement of Financial Position at December 31, 1998 and 1997 Statement of Cash Flows for each of the years in the three-year period ended December 31, 1998
                Notes to Consolidated Financial Statements

             Incorporated by reference:
                The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1998 (pages F-1 through F-44) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

(a)  2.      FINANCIAL STATEMENT SCHEDULES

             Schedule I.   Condensed financial information of registrant.

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

  EXHIBIT
   NUMBER                             DESCRIPTION
----------                            -----------
  3(i) A complete copy of the Organization Certificate of the Corporation as last amended as of February 16, 1999 and currently in effect, consisting of the following: (a) the Organization Certificate of the Corporation as in effect immediately prior to the filing of the
          Certificate of Amendment as of April 21, 1995 (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December 31, 1993); (b) a Certificate of Amendment filed in the Office of the Superintendent of Banks of the State of New York (the "Office of the Superintendent") as of April 21, 1995 (Incorporated by reference to Exhibit 4(b) to the Corporation's
          Registration Statement on Form S-3, File No. 33-58771; (c) a Certificate of Amendment filed in the Office of the Superintendent as of May 11, 1995 (Incorporated by reference to Exhibit 4(c) to the Corporation's Registration Statement on form S-3, File No. 33-61257);
          (d) a Certificate of Amendment filed in the Office of the Superintendent as of June 28, 1995 (Incorporated by reference to
          Exhibit 4(d) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (e) a Certificate of Amendment filed in the Office of the Superintendent as of July 17, 1995 (Incorporated by reference to Exhibit 4(e) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (f) a Certificate of Amendment filed in the Office of the Superintendent as of November 1, 1995 (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December 31, 1995); (g) a Certificate of Amendment filed in the Office of the Superintendent as of September 27, 1996 (Incorporated by reference to Exhibit 4(g) to the Corporation's Registration Statement on Form S-3, File No. 333-13195); (h) a Certificate of Amendment filed in the Office of the Superintendent as of December 9, 1997 (Incorporated by reference to Exhibit 4(g) to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-13195); (i) a Certificate of Amendment filed in the Office of the Superintendent as of December 19, 1997 (Incorporated by reference to Exhibit 4(h) to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-13195); (j) a Certificate of Amendment filed in the Office of the Superintendent as of February 17, 1998 (Incorporated by reference to Exhibit 4(i) to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-13195); (k) a Certificate of Amendment filed in the Office of the Superintendent as of June 24, 1998 (incorporated by reference to
          Exhibit 4(l) to the Corporation's Post-Effective Amendment No. 2 to Registration Statement on Form S-3, file number 333-59707); (l) a Certificate of Amendment filed in the Office of the Superintendent as of July 23, 1998 (incorporated by reference to Exhibit 4(k) to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, file number 333-59707); and (m) a Certificate of Amendment filed in the Office of the Superintendent as of February 16, 1999 (incorporated by reference to Exhibit 4(m) to the Corporation's Post-Effective Amendment No. 2 to Registration Statement on Form S-3, file number 333-59707).

  3(ii) A complete copy of the By-Laws of the Corporation as last amended on June 30, 1994, and currently in effect. (Incorporated by reference to Exhibit 3(ii) of the Corporation's Form 10-K Report for the year ended December 31, 1994).

  4(a) Amended and Restated Fiscal and Paying Agency Agreement, dated as of July 2, 1996, among the Corporation, General Electric Capital Australia Limited, General Electric Capital Canada Inc. and The Chase Manhattan Bank (National Association), London Branch.

  4(b) Amendment No. 1, dated as of December 8, 1997, to the Amended and Restated Fiscal and Paying Agency Agreement dated as of July 2, 1996, among the Corporation, General Electric Capital Australia (ACN 008
          562 534), Australian Retail Financial Network (ACN 008 583 588), General Electric Capital Canada Inc., General Electric Capital Canada Retailer Financial Services Company and The Chase Manhattan Bank, London Branch.

  4(c) Form of Euro Medium-Term Note and Debt Security - Temporary Global Fixed Rate Bearer Note.

  4(d) Form of Euro Medium-Term Note and Debt Security - Permanent Global Fixed Rate Bearer Note.

  4(e) Form of Euro Medium-Term Note and Debt Security - Temporary Global Floating Rate Bearer Note.

  4(f) Form of Euro Medium-Term Note and Debt Security - Permanent Global Floating Rate Bearer Note.

  4(g) Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

  12(a)   Computation of ratio of earnings to fixed charges.

  12(b) Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

  23(ii)  Consent of KPMG LLP.

  24      Power of Attorney.

  27      Financial Data Schedule (filed electronically herewith).

  99(a) Income Maintenance Agreement dated March 28, 1991, between General Electric Company and the Corporation. (Incorporated by reference to Exhibit 28(a) of the Corporation's Form 10-K Report for the year ended December 31, 1992).

  99(b) The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1998, (pages F-1 through F-44) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

  99(c) Letter, dated February 4, 1999 from Dennis D. Dammerman of General Electric Company to Denis J. Nayden of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of shares of its Variable Cumulative Preferred Stock. (Incorporated by reference to Exhibit 99(g) to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-59707).

  (b)     REPORTS ON FORM 8-K

          None.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      GENERAL ELECTRIC CAPITAL CORPORATION

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS



For the years ended December 31 (In millions)                                     1998        1997        1996
                                                                               --------    --------    --------
REVENUES ...................................................................   $  5,310    $  4,867    $  6,631
                                                                               --------    --------    --------
EXPENSES:
 Interest, net of allocations ..............................................      5,444       3,548       3,871
 Operating and administrative ..............................................      1,988       1,765       1,573
 Provision for losses on financing receivables .............................       (125)          4          65
 Depreciation and amortization .............................................        443         345         255
                                                                               --------    --------    --------
                                                                                  7,750       5,662       5,764
                                                                               --------    --------    --------
Earnings (loss) before income taxes and equity in earnings of affiliates ...     (2,440)       (795)        867
Income tax (provision) benefit .............................................      1,008         439        (218)
Equity in earnings of affiliates ...........................................      4,806       3,085       1,983
                                                                               --------    --------    --------
NET EARNINGS ...............................................................      3,374       2,729       2,632
Dividends paid .............................................................       (895)     (1,546)       (891)
Retained earnings at January 1 .............................................     11,861      10,678       8,937
                                                                               --------    --------    --------
RETAINED EARNINGS AT DECEMBER 31 ...........................................   $ 14,340    $ 11,861    $ 10,678
                                                                               ========    ========    ========



See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (CONTINUED)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                    CONDENSED STATEMENT OF FINANCIAL POSITION

At December 31 (In millions)                                                                  1998        1997
                                                                                           --------    --------
ASSETS
Cash and equivalents ...................................................................   $     15    $    249
Investment securities ..................................................................      3,758       3,916
Financing receivables:
 Time sales and loans ..................................................................     21,546      19,509
 Investment in financing leases ........................................................     12,525      11,817
                                                                                           --------    --------
                                                                                             34,071      31,326
 Allowance for losses on financing receivables .........................................       (642)       (786)
                                                                                           --------    --------
   Financing receivables - net .........................................................     33,429      30,540
Investments in and advances to affiliates ..............................................    118,299      95,578
Equipment on operating leases (at cost), less accumulated amortization of $906
 and $726 ..............................................................................      3,666       3,477
Other assets ...........................................................................     10,314       6,240
                                                                                           --------    --------
   TOTAL ASSETS ........................................................................   $169,481    $140,000
                                                                                           ========    ========

LIABILITIES AND EQUITY
Short-term borrowings ..................................................................   $ 93,670    $ 79,755
Long-term borrowings ...................................................................     47,135      35,189
Other liabilities ......................................................................      4,982       3,938
Deferred income taxes ..................................................................      2,625       2,745
                                                                                           --------    --------
   Total liabilities ...................................................................    148,412     121,627
                                                                                           --------    --------

Capital stock ..........................................................................        770         770
Additional paid-in capital .............................................................      4,933       4,744
Retained earnings ......................................................................     14,340      11,861
Accumulated unrealized gains on investment securities - net <F1> .......................      1,167       1,145
Accumulated foreign currency translation adjustments <F1> ..............................       (141)       (147)
                                                                                           --------    --------
   Total equity ........................................................................     21,069      18,373
                                                                                           --------    --------
   TOTAL LIABILITIES AND EQUITY ........................................................   $169,481    $140,000
                                                                                           ========    ========

<F1> The sum of  accumulated  unrealized  gains  on  investment  securities  and accumulated foreign currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," and was $1,026 million and $998 million at year-end 1998 and 1997, respectively.



See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (CONTINUED)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS



For the years end December 31 (In millions)                                       1998        1997        1996
                                                                               --------    --------    --------
CASH FROM (USED FOR) OPERATING ACTIVITIES ..................................   $   (628)   $   (872)   $  1,243
                                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .............................................    (49,265)    (42,575)    (40,381)
Principal collections from customers - loans ...............................     46,902      42,486      44,447
Investment in assets on financing leases ...................................     (5,915)     (4,589)     (2,206)
Principal collections from customers - financing leases ....................      3,207       2,665       2,127
Net change in credit card receivables ......................................       (709)      1,805        (269)
Buildings, equipment and equipment on operating leases
  - additions ..............................................................       (421)       (900)     (1,111)
  - dispositions ...........................................................        445         350         335
Payments for principal businesses purchased, net of cash acquired ..........    (15,959)     (4,736)     (4,839)
Proceeds from principal business dispositions ..............................       --           209        --
Change in investment in  and advances to affiliates ........................     (1,956)     (5,290)     (6,436)
Other - net ................................................................     (2,372)      1,348      (1,863)
                                                                               --------    --------    --------
   Cash used for investing activities ......................................    (26,043)     (9,227)    (10,196)
                                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities) .....................     14,263      15,537      13,249
Newly issued debt
  - short-term (91-365 days) ...............................................      5,881       4,066       5,061
  - long-term senior .......................................................     25,381       9,700      11,065
Proceeds - non-recourse, leveraged lease debt ..............................      1,422       1,043         219
Repayments and other reductions
  - short-term .............................................................    (16,553)    (18,379)    (18,846)
  - long-term senior .......................................................     (3,109)       (787)       (583)
Principal payments - non-recourse, leveraged lease debt ....................       (142)       (107)       (130)
Dividends paid .............................................................       (895)     (1,540)       (891)
Contributions to additional paid-in capital ................................        119         182        --
Issuance of preferred stock in excess of par ...............................         70         430        --
                                                                               --------    --------    --------
   Cash from financing activities ..........................................     26,437      10,145       9,144
                                                                               --------    --------    --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR ................       (234)         46         191
CASH AND EQUIVALENTS AT BEGINNING OF YEAR ..................................        249         203          12
                                                                               --------    --------    --------
CASH AND EQUIVALENTS AT END OF YEAR ........................................   $     15    $    249    $    203
                                                                               ========    ========    ========



See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (CONCLUDED)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


BORROWINGS

Total long-term borrowings at December 31, 1998 and 1997 are shown below.


                                                                     1998
                                                                   AVERAGE
                                                                     RATE
(Dollars in millions)                                                <F1>     MATURITIES      1998        1997
                                                                   --------    --------    --------    --------
Senior notes ...................................................       6.20%   2000-2055   $ 46,438    $ 34,492
Subordinated notes <F2>.........................................       8.04    2006-2012        697         697
                                                                                           --------    --------
                                                                                           $ 47,135    $ 35,189
                                                                                           ========    ========

<F1> Includes the effects of associated interest rate and currency swaps.
<F2> Guaranteed by General Electric Company.

At December 31, 1998, long-term borrowing maturities during the next five years, including the current portion of long-term notes payable, are $11,671 million in 1999, $10,722 million in 2000, $9,225 million in 2001, $5,767 million in 2002, and $4,295 million in 2003.

INTEREST RATES ARE MANAGED by General Electric Capital Corporation ("GE Capital") in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. A variety of instruments, including interest rate and currency swaps and currency forwards, are employed to achieve management's interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly. At December 31, 1998 interest rate swap maturities ranged from 1999 to 2048, and average interest rates for fixed-rate borrowings (including "synthetic" fixed-rate borrowings) were 6.16% (6.32% at year end 1997).

Interest expense on the Condensed Statement of Current and Retained Earnings is net of interest income on loans and advances to majority owned affiliates of $2,050 million, $2,971 million and $2,332 million for 1998, 1997 and 1996, respectively.

INCOME TAXES

General Electric Company files a consolidated U.S. federal income tax return which includes GE Capital. Income tax (provision) benefit includes the effect of GE Capital on the consolidated return.

                                                                    EXHIBIT 4(g)

                                                                  March 25, 1999


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Subject: General Electric Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1998 - File No. 1-6461


Dear Sirs:

Neither General Electric Capital Corporation (the "Corporation") nor any of its subsidiaries has outstanding any instrument with respect to its long-term debt that is not registered or filed with the Commission and under which the total amount of securities authorized exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. In accordance with paragraph (b) (4) (iii) of Item 601 of Regulation S-K (17 CFR ss.229.601), the Corporation hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument which defines the rights of holders of such long-term debt.


                                         Very truly yours,

                                         GENERAL ELECTRIC CAPITAL CORPORATION


                                         By:  /s/ J.A. Parke
                                             --------------------------------
                                             J.A. Parke,
                                             Senior Vice President, Finance

                                                                  EXHIBIT 12 (a)

                      GENERAL ELECTRIC CAPITAL CORPORATION
                           AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                                          YEARS ENDED DECEMBER 31
                                                       --------------------------------------------------------
(Dollar amounts in millions)                              1998        1997        1996        1995        1994
                                                       --------    --------    --------    --------    --------
Net earnings .......................................   $  3,374    $  2,729    $  2,632    $  2,261    $  1,918
Provision for income taxes .........................      1,185         997       1,172       1,071         896
Minority interest ..................................         49          40          86          81         109
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority interest .      4,608       3,766       3,890       3,413       2,923
                                                       --------    --------    --------    --------    --------
Fixed charges:
 Interest ..........................................      8,772       7,440       7,114       6,520       4,464
 One-third of rentals ..............................        289         240         177         170         153
                                                       --------    --------    --------    --------    --------
Total fixed charges ................................      9,061       7,680       7,291       6,690       4,617
                                                       --------    --------    --------    --------    --------
Less interest capitalized, net of amortization .....         88          52          41          21           9
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority
 interest plus fixed charges .......................   $ 13,581    $ 11,394    $ 11,140    $ 10,082    $  7,531
                                                       ========    ========    ========    ========    ========
Ratio of earnings to fixed charges .................       1.50        1.48        1.53        1.51        1.63
                                                       ========    ========    ========    ========    ========

                                                                  EXHIBIT 12 (b)

                      GENERAL ELECTRIC CAPITAL CORPORATION
                           AND CONSOLIDATED AFFILIATES

           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                                                                          YEARS ENDED DECEMBER 31
                                                       --------------------------------------------------------
(Dollar amounts in millions)                              1998        1997        1996        1995        1994
                                                       --------    --------    --------    --------    --------
Net earnings .......................................   $  3,374    $  2,729    $  2,632    $  2,261    $  1,918
Provision for income taxes .........................      1,185         997       1,172       1,071         896
Minority interest ..................................         49          40          86          81         109
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority interest .      4,608       3,766       3,890       3,413       2,923
                                                       --------    --------    --------    --------    --------
Fixed charges:
 Interest ..........................................      8,772       7,440       7,114       6,520       4,464
 One-third of rentals ..............................        289         240         177         170         153
                                                       --------    --------    --------    --------    --------
Total fixed charges ................................      9,061       7,680       7,291       6,690       4,617
                                                       --------    --------    --------    --------    --------
Less interest capitalized, net of amortization .....         88          52          41          21           9
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority
 interest plus fixed charges .......................   $ 13,581    $ 11,394    $ 11,140    $ 10,082    $  7,531
                                                       ========    ========    ========    ========    ========

Preferred stock dividend requirements ..............   $     97    $     78    $     76    $     57    $     30

Ratio of earnings before provision for income
 taxes to net earnings .............................       1.35        1.37        1.45        1.47        1.47
                                                       --------    --------    --------    --------    --------
Preferred stock dividend factor on pre-tax basis ...        131         107         110          84          44
Fixed charges ......................................      9,061       7,680       7,291       6,690       4,617
                                                       --------    --------    --------    --------    --------
Total fixed charges and preferred stock dividend
 requirements ......................................   $  9,192    $  7,787    $  7,401    $  6,774    $  4,661
                                                       ========    ========    ========    ========    ========
Ratio of earnings to combined fixed charges and
 preferred  stock dividends ........................       1.48        1.46        1.51        1.49        1.62
                                                       ========    ========    ========    ========    ========

                                                                 EXHIBIT 23 (ii)


To the Board of Directors
General Electric Capital Corporation:

We consent to incorporation by reference in the Registration Statements (Nos. 33-43420, 33-51793, 333-22265, 333-59707 and 333-59977) on Form S-3 of General
Electric Capital Corporation, and in the Registration Statement (No. 33-39596) on Form S-3 jointly filed by General Electric Capital Corporation and General Electric Company, of our report dated February 12, 1999, relating to the statement of financial position of General Electric Capital Corporation and consolidated affiliates as of December 31, 1998 and 1997, and the related statements of earnings, changes in share owners' equity and cash flows for each of the years in the three-year period ended December 31, 1998, and the related schedule, which report appears in the December 31, 1998 annual report on Form 10-K of General Electric Capital Corporation.



/s/ KPMG LLP

Stamford, Connecticut
March 25, 1999

                                                                      EXHIBIT 24

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Corporation, a New York corporation (the "Corporation"), hereby constitutes and appoints Denis J. Nayden, James A. Parke, Joan C. Amble and Nancy E. Barton, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 1998, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 25th day of March, 1999.



/s/ Denis J. Nayden                              /s/ James A. Parke
-----------------------------                    -----------------------------
Denis J. Nayden,                                 James A. Parke,
Director, President                              Director and Senior Vice
and Chief Executive Officer                      President, Finance
(Principal Executive Officer)                    (Principal Financial Officer)



                             /s/ Joan C. Amble
                             -----------------------------
                             Joan C. Amble,
                             Vice President and Controller
                            (Principal Accounting Officer)





                                                                   (Page 1 of 2)

/s/ Nigel D.T. Andrews                             /s/ John H. Myers
-----------------------------                      -----------------------------
Nigel D.T. Andrews,                                John H. Myers,
Director                                           Director


/s/ Nancy E. Barton                                /s/ Robert L. Nardelli
-----------------------------                      -----------------------------
Nancy E. Barton,                                   Robert L. Nardelli,
Director                                           Director


/s/ James R. Bunt                                  /s/ Michael A. Neal
-----------------------------                      -----------------------------
James R. Bunt,                                     Michael A. Neal,
Director                                           Director


/s/ David M. Cote                                  /s/ John M. Samuels
-----------------------------                      -----------------------------
David M. Cote,                                     John M. Samuels,
Director                                           Director


/s/ Dennis D. Dammerman                            /s/ Keith S. Sherin
-----------------------------                      -----------------------------
Dennis D. Dammerman,                               Keith S. Sherin,
Director                                           Director


/s/ Benjamin W. Heineman, Jr.
-----------------------------                      -----------------------------
Benjamin W. Heineman, Jr.,                         Edward D. Stewart,
Director                                           Director


/s/ Jeffrey R. Immelt                              /s/ John F. Welch, Jr.
-----------------------------                      -----------------------------
Jeffrey R. Immelt,                                 John F. Welch, Jr.,
Director                                           Director


/s/ W. James McNerney, Jr.
-----------------------------
W. James McNerney, Jr.,
Director



A MAJORITY OF THE BOARD OF DIRECTORS

                                                                   (Page 2 of 2)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GENERAL ELECTRIC CAPITAL CORPORATION

March 25, 1999                           By: /s/ Denis J. Nayden
                                            ---------------------------------
                                                    (Denis J. Nayden)
                                                        President
                                              and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  Signature                         Title                           Date
  ---------                         -----                           ----

/s/ Denis J. Nayden        Director, President and             March 25, 1999
----------------------     Chief Executive Officer
  (Denis J. Nayden)        (Principal Executive Officer)


/s/ James A. Parke         Director and                        March 25, 1999
----------------------     Senior Vice President, Finance
  (James A. Parke)         (Principal Financial Officer)


/s/ Joan C. Amble          Vice President and Controller       March 25, 1999
----------------------     (Principal Accounting Officer)
   (Joan C. Amble)



NIGEL D.T. ANDREWS*                      Director
NANCY E. BARTON*                         Director
JAMES R. BUNT*                           Director
DAVID M. COTE*                           Director
DENNIS D. DAMMERMAN*                     Director
BENJAMIN W. HEINEMAN, JR.*               Director
JEFFREY R. IMMELT*                       Director
W. JAMES McNERNEY, JR.*                  Director
JOHN H. MYERS*                           Director
ROBERT L. NARDELLI*                      Director
MICHAEL A. NEAL*                         Director
JOHN M. SAMUELS*                         Director
KEITH S. SHERIN*                         Director
JOHN F. WELCH, JR.*                      Director



A MAJORITY OF THE BOARD OF DIRECTORS


*By: /s/ Joan C. Amble                                         March 25, 1999
     ----------------------
        (Joan C. Amble)
       Attorney-in-fact