Form 10-Q
period 1999-06-26
GENERAL ELECTRIC CAPITAL CORP
filed 1999-08-10
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


           | X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 1999

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

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

At August 9, 1999, 3,837,825 shares of common stock with a par value of $200 were outstanding.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   --------------------    --------------------
                                                                   JUNE 26,    JUNE 27,    JUNE 26,    JUNE 27,
(In millions)                                                         1999        1998        1999        1998
                                                                   --------    --------    --------    --------
REVENUES
Revenues from services .........................................   $  9,168    $  8,091    $ 17,718    $ 15,966
Sales of goods .................................................      1,961       1,893       3,601       3,519
                                                                   --------    --------    --------    --------
                                                                     11,129       9,984      21,319      19,485
                                                                   --------    --------    --------    --------
EXPENSES
Interest .......................................................      2,133       2,105       4,153       4,053
Operating and administrative ...................................      3,210       2,719       6,175       5,350
Cost of goods sold .............................................      1,806       1,728       3,317       3,210
Insurance losses and policyholder and annuity benefits .........      1,324       1,367       2,737       2,709
Provision for losses on financing receivables ..................        441         408         819         740
Depreciation and amortization of buildings and equipment
 and equipment on operating leases .............................        815         598       1,493       1,250
Minority interest in net earnings of consolidated affiliates ...         18          10          33          21
                                                                   --------    --------    --------    --------
                                                                      9,747       8,935      18,727      17,333
                                                                   --------    --------    --------    --------
EARNINGS
Earnings before income taxes ...................................      1,382       1,049       2,592       2,152
Provision for income taxes .....................................       (350)       (236)       (655)       (559)
                                                                   --------    --------    --------    --------

NET EARNINGS ...................................................      1,032         813       1,937       1,593
Dividends ......................................................       (434)       (153)       (845)       (526)
Retained earnings at beginning of period .......................     14,834      12,268      14,340      11,861
                                                                   --------    --------    --------    --------
RETAINED EARNINGS AT END OF PERIOD .............................   $ 15,432    $ 12,928    $ 15,432    $ 12,928
                                                                   ========    ========    ========    ========







See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                                              JUNE    DECEMBER
                                                                                                26,         31,
(In millions)                                                                                 1999        1998
                                                                                           --------    --------
                                                                                         (Unaudited)
ASSETS
Cash and equivalents ...................................................................   $  3,847    $  3,080
Investment securities ..................................................................     54,778      57,275
Financing receivables:
  Time sales and loans, net of deferred income .........................................     80,964      76,794
  Investment in financing leases, net of deferred income ...............................     46,668      47,536
                                                                                           --------    --------
                                                                                            127,632     124,330
  Allowance for losses on financing receivables ........................................     (3,357)     (3,272)
                                                                                           --------    --------
    Financing receivables - net ........................................................    124,275     121,058
Other receivables - net ................................................................     21,929      17,837
Inventories ............................................................................        682         744
Equipment on operating leases (at cost), less accumulated amortization of $7,569
 and $7,021 ............................................................................     21,390      20,941
Intangible assets ......................................................................     12,075      12,033
Other assets ...........................................................................     38,727      36,082
                                                                                           --------    --------
      TOTAL ASSETS .....................................................................   $277,703    $269,050
                                                                                           ========    ========

LIABILITIES AND SHARE OWNERS' EQUITY
Short-term borrowings ..................................................................   $113,838    $107,419
Long-term borrowings:
  Senior ...............................................................................     58,255      57,486
  Subordinated .........................................................................        697         697
Insurance liabilities, reserves and annuity benefits ...................................     56,431      54,435
Other liabilities ......................................................................     18,414      17,908
Deferred income taxes ..................................................................      7,454       8,899
                                                                                           --------    --------
      Total liabilities ................................................................    255,089     246,844
                                                                                           --------    --------
Minority interest in equity of consolidated affiliates .................................      1,663       1,137
                                                                                           --------    --------

Accumulated unrealized gains (losses) on investment securities - net ...................       (297)      1,167
Accumulated foreign currency translation adjustments ...................................       (203)       (141)
                                                                                           --------    --------
Accumulated non-owner changes in share owners' equity ..................................       (500)      1,026
Capital stock ..........................................................................        771         770
Additional paid-in capital .............................................................      5,248       4,933
Retained earnings ......................................................................     15,432      14,340
                                                                                           --------    --------
      Total share owners' equity .......................................................     20,951      21,069
                                                                                           --------    --------
      TOTAL LIABILITIES AND SHARE OWNERS' EQUITY .......................................   $277,703    $269,050
                                                                                           ========    ========



See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                           --------------------
                                                                                           JUNE 26,    JUNE 27,
(In millions)                                                                                 1999        1998
                                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...........................................................................   $  1,937    $  1,593
Adjustments to reconcile net earnings to cash provided from operating activities:
  Provision for losses on financing receivables ........................................        819         740
  Depreciation and amortization of buildings and equipment and
   equipment on operating leases .......................................................      1,493       1,250
  Other - net ..........................................................................      3,191       1,209
                                                                                           --------    --------
      Cash from operating activities ...................................................      7,440       4,792
                                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .........................................................    (39,179)    (30,358)
Principal collections from customers - loans ...........................................     34,364      28,864
Investment in equipment for financing leases ...........................................     (7,949)     (8,867)
Principal collections from customers - financing leases ................................      6,419       7,121
Net change in credit card receivables ..................................................        858        (484)
Buildings and equipment and equipment on operating leases:
  - additions ..........................................................................     (4,153)     (3,921)
  - dispositions .......................................................................      3,784       2,951
Payments for principal businesses purchased, net of cash acquired ......................     (5,733)       (849)
Purchases of securities by insurance and annuity businesses ............................     (7,244)     (8,925)
Dispositions and maturities of securities by insurance and annuity businesses ..........      6,073       6,242
Other - net ............................................................................     (2,831)     (3,287)
                                                                                           --------    --------
      Cash used for investing activities ...............................................    (15,591)    (11,513)
                                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less) ..................................      6,547       4,821
Newly issued debt - short-term (maturities 91-365 days) ................................      2,541       2,891
                  - long-term (longer than one year) ...................................     11,455      14,362
Proceeds - non-recourse, leveraged lease debt ..........................................        320         535
Repayments and other reductions:
                  - short-term (maturities 91-365 days) ................................    (10,249)    (13,142)
                  - long-term (longer than one year) ...................................     (1,130)     (3,610)
Principal payments - non-recourse, leveraged lease debt ................................       (228)       (247)
Proceeds from sales of investment contracts ............................................      3,576       2,066
Redemption of investment contracts .....................................................     (3,384)     (2,397)
Dividends paid .........................................................................       (845)       (526)
Issuance of preferred stock in excess of par value .....................................        315          70
                                                                                           --------    --------
      Cash from financing activities ...................................................      8,918       4,823
                                                                                           --------    --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS ............................................        767      (1,898)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............................................      3,080       4,648
                                                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................................................   $  3,847    $  2,750
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

3. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. In June 1999, the FASB delayed the required effective date of the new standard to January 1, 2001. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management has not estimated the effect of adoption as it believes that such determination will not be meaningful until closer to the adoption date.

4. A summary of changes in share owner's equity that do not result directly from transactions with share owners is provided below.

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                           JUNE 26,    JUNE 27,
(In millions)                                                 1999        1998
                                                           --------    --------
Net earnings ...........................................   $  1,032    $    813
Unrealized gains (losses) on investment securities - net     (1,104)        157
Foreign currency translation adjustments ...............        (13)        (25)
                                                           --------    --------
Total ..................................................   $    (85)   $    945
                                                           ========    ========


                                                             SIX MONTHS ENDED
                                                           --------------------
                                                           JUNE 26,    JUNE 27,
                                                              1999        1998
                                                           --------    --------

Net earnings ...........................................   $  1,937    $  1,593
Unrealized gains (losses) on investment securities - net     (1,464)        160
Foreign currency translation adjustments ...............        (62)        (33)
                                                           --------    --------
Total ..................................................   $    411    $  1,720
                                                           ========    ========

5. Revenues and net earnings of the Corporation, by operating segment, for the three months and six months ended June 26, 1999 and June 27, 1998 were as follows:

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                   --------------------    --------------------
                                   JUNE 26,    JUNE 27,    JUNE 26,    JUNE 27,
(In millions)                         1999        1998        1999        1998
                                   --------    --------    --------    --------
REVENUES
Consumer Services ..............   $  4,059    $  3,756    $  8,070    $  7,476
Equipment Management ...........      4,057       3,692       7,586       6,984
Mid-Market Financing ...........      1,141         834       2,155       1,642
Specialized Financing ..........        988         760       1,765       1,504
Specialty Insurance ............        839         896       1,656       1,748
All other ......................         45          46          87         131
                                   --------    --------    --------    --------
Total revenues .................   $ 11,129    $  9,984    $ 21,319    $ 19,485
                                   ========    ========    ========    ========

NET EARNINGS
Consumer Services ..............   $    212    $    147    $    423    $    301
Equipment Management ...........        224         177         434         347
Mid-Market Financing ...........        130          95         246         198
Specialized Financing ..........        280         230         474         406
Specialty Insurance ............        171         140         305         266
All other ......................         15          24          55          75
                                   --------    --------    --------    --------
Total net earnings .............   $  1,032    $    813    $  1,937    $  1,593
                                   ========    ========    ========    ========

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

Net earnings for the first half of 1999 were $1,937 million, a $344 million (22%) increase over the first half of 1998. The results reflected the globalization and diversity of the Corporation's businesses and were led by double-digit increases in each of its five segments. The improvement in earnings was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios and higher origination volume, and a higher level of asset gains.

OPERATING RESULTS

TOTAL REVENUES from all sources increased $1,834 million (9%) to $21,319 million for the first half of 1999, compared with $19,485 million for the first half of 1998. This increase was led by acquisition-related growth in the Mid-Market Financing segment and a combination of core and acquisition growth in the Consumer Services, Equipment Management and Specialized Financing segments.

INTEREST EXPENSE for the first half of 1999 was $4,153 million, 2% higher than for the first half of 1998. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The composite interest rate on the Corporation's borrowings for the first half of 1999 was 5.20% compared with 6.11% in the first half of 1998.

OPERATING AND ADMINISTRATIVE EXPENSES were $6,175 million for the first half of 1999, a 15% increase over the first half of 1998. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year, higher investment levels and increases in costs that vary directly with increased revenues.

COST OF GOODS SOLD is associated with activities of the Corporation's computer equipment distribution businesses. This cost amounted to $3,317 million for the first half of 1999, compared with $3,210 million for the first half of 1998. The increase primarily reflected increased volume partially offset by reduced product costs.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased $28 million to $2,737 million for the first half of 1999, compared with the first half of 1998. The increase primarily reflected the effects of business acquisitions and growth in premium volume throughout the period, partially offset by improved market conditions in the mortgage insurance business.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $819 million for the first half of 1999 from $740 million for the first half of 1998. These provisions principally related to credit cards, personal loans and auto loans and auto leases in the Consumer Services segment, which are discussed below under Portfolio Quality.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $243 million to $1,493 million for the first half of 1999 compared with $1,250 million for the first half of 1998. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting acquisition growth.

PROVISION FOR INCOME TAXES was $655 million for the first half of 1999 (an effective tax rate of 25.3%), compared with $559 million for the first half of 1998 (an effective tax rate of 26.0%). The higher provision for income taxes primarily reflected increased pre-tax earnings subject to statutory rates partially offset by the lower effective tax rate caused by decreased taxes on non-U.S. earnings.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS (Continued).

OPERATING SEGMENTS

Revenues and net earnings of the Corporation, by operating segment, for the six months ended June 26, 1999 and June 27, 1998 are summarized and discussed below.

                                                             SIX MONTHS ENDED
                                                           --------------------
                                                           JUNE 26,    JUNE 27,
(In millions)                                                 1999        1998
                                                           --------    --------
REVENUES
Consumer Services ......................................   $  8,070    $  7,476
Equipment Management ...................................      7,586       6,984
Mid-Market Financing ...................................      2,155       1,642
Specialized Financing ..................................      1,765       1,504
Specialty Insurance ....................................      1,656       1,748
All other ..............................................         87         131
                                                           --------    --------
Total revenues .........................................   $ 21,319    $ 19,485
                                                           ========    ========

NET EARNINGS
Consumer Services ......................................   $    423    $    301
Equipment Management ...................................        434         347
Mid-Market Financing ...................................        246         198
Specialized Financing ..................................        474         406
Specialty Insurance ....................................        305         266
All other ..............................................         55          75
                                                           --------    --------
Total net earnings .....................................   $  1,937    $  1,593
                                                           ========    ========

Consumer Services revenues increased 8% and net earnings increased 40% for the first half of 1999, compared to the first half of 1998. The increase in revenues was led by acquisition-related and core growth at Global Consumer Finance and GE Financial Assurance, the Corporation's consumer savings and insurance business, partially offset by the effects of planned asset reductions in U.S. consumer credit card and automobile financing activities. The increase in net earnings was led by a combination of acquisition-related and core growth at Global Consumer Finance.

Equipment Management revenues grew 9% and net earnings grew 25% for the first half of 1999, compared to the corresponding period in 1998. The increase in revenues was primarily attributable to increased volume at Information Technology Solutions, acquisition-related growth in fleet services and asset gains and core growth in aviation services. The increase in net earnings was led by asset gains.

Mid-Market Financing revenues grew 31% and net earnings increased 24% for the first half of 1999, compared to the corresponding period in 1998, primarily as a result of acquisition growth.

Specialized Financing revenues rose 17% and net earnings increased 17% in the first half of 1999, compared to the first half of 1998. The increases in revenues and net earnings principally reflected asset growth as well as the effects of asset gains, including securitizations.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS (Continued).

Specialty Insurance revenues decreased 5% in the first half of 1999, compared to the corresponding period in 1998, principally resulting from decreased premium volume in the U.K. credit insurance business. Net earnings increased 15% in the same period, primarily reflecting improved conditions in the mortgage insurance business, the result of improvements in loss experience, partially offset by lower earnings at the U.K. credit insurance business associated with the decrease in revenues.

PORTFOLIO QUALITY

FINANCING RECEIVABLES are the financing businesses largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $127.6 billion at June 26, 1999, from $124.3 billion at the end of 1998, primarily reflecting the effects of higher origination volume and acquisition growth, partially offset by foreign currency translation on European financing receivables. The related allowances for losses at June 26, 1999 amounted to $3.4 billion ($3.3 billion at the end of 1998) and, in management's judgment, are appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. The following discussion of the nonearning and reduced-earning receivable balances and write-off amounts excludes amounts related to Montgomery Ward Holding Corp. and affiliates, which are separately discussed below.

CONSUMER FINANCING RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $51.7 billion at June 26, 1999, an increase of $0.1 billion from the end of 1998. Nonearning receivables were $1.1 billion at June 26, 1999, 2.1% of total consumer financing receivables, compared with $1.3 billion, 2.4% of total consumer receivables, at December 31, 1998. Write-offs of consumer receivables decreased to $481 million for the first half of 1999, compared with $714 million for the first half of 1998. This decrease was primarily attributable to the effects of lower delinquencies during the first half of 1999 as well as the effects of lower average receivable balances resulting from securitization and other sales of portfolios.

OTHER FINANCING RECEIVABLES, totaling $75.9 billion at June 26, 1999 ($72.7 billion at December 31, 1998), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were less than 1% of total other financing receivables at June 26, 1999 and December 31, 1998.

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, Montgomery Ward Holding Corp. ("MWHC") filed a bankruptcy petition for reorganization in 1997. The Corporation's recorded investment in MWHC and affiliates at June 26, 1999 was $565 million ($622 million at the end of 1998). Subsequent to the filing of the petition, the Corporation committed to provide MWHC up to $1.0 billion in debtor-in-possession financing, a majority of which has been syndicated: the Corporation's loans under this facility at June 26, 1999 were approximately $226 million. The Corporation also provides revolving credit card financing directly to customers of MWHC and affiliates; such receivables totaled $2.8 billion at June 26, 1999, including $1.6 billion that have been sold with recourse. The obligations of customers with respect to these receivables are not affected by the bankruptcy filing. On August 2, 1999, MWHC emerged from bankruptcy under a plan of reorganization that was approved on July 15, 1999. As part of the restructuring, the Corporation acquired The Signature Group, which was not in bankruptcy, as well as the equity of the reorganized retailer.

The Corporation held loans and leases to commercial airlines amounting to $10.7 billion at June 26, 1999, up from $10.2 billion at the end of 1998.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS (CONTINUED).

OTHER MATTERS

YEAR 2000

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, the Corporation is applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers, as well as to assess the extent to which Year 2000 issues will affect its customers. Each business has a Year 2000 leader who oversees a multi-functional project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure- identify and inventory possible sources of Year 2000 issues; (2) analyze- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve- execute project plans and perform a majority of the testing; and (4) control- complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities, and suppliers were in the control phase. As a final step in the control phase, the Corporation is developing, testing and implementing contingency plans to ameliorate any potential internal or external disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. While the Corporation does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to ameliorate the effects of any such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures, adjusted for increases related to acquired companies, is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                                                                     EXHIBIT 12


        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                         SIX MONTHS ENDED JUNE 26, 1999
                                   (Unaudited)

                                                                       RATIO OF
                                                                       EARNINGS
                                                                          TO
                                                                       COMBINED
                                                                         FIXED
                                                           RATIO OF     CHARGES
                                                           EARNINGS       AND
                                                              TO      PREFERRED
                                                            FIXED        STOCK
(Dollar amounts in millions)                               CHARGES    DIVIDENDS
                                                           --------    --------
Net earnings ...........................................   $  1,937    $  1,937
Provision for income taxes .............................        655         655
Minority interest in net earnings of consolidated
 affiliates ............................................         33          33
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest .....................................      2,625       2,625
                                                           --------    --------
Fixed charges:
  Interest .............................................      4,263       4,263
  One-third of rentals .................................        165         165
                                                           --------    --------
Total fixed charges ....................................      4,428       4,428
                                                           --------    --------
Less interest capitalized, net of amortization .........         48          48
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest, plus fixed charges .................   $  7,005    $  7,005
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.58
                                                           ========


Preferred stock dividend requirements ..................               $     50
Ratio of earnings before provision for income taxes to
 net earnings ..........................................                   1.34
Preferred stock dividend factor on pre-tax basis .......                     67
Fixed charges ..........................................                  4,428
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements ..........................................               $  4,495
                                                                       ========
Ratio of earnings to combined fixed charges and
 preferred stock dividends .............................                   1.56
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


                                        GENERAL ELECTRIC CAPITAL CORPORATION
                                        ------------------------------------
                                                     (Registrant)


Date: August 10, 1999                   By:         /s/ J.A. Parke
                                            --------------------------------
                                                        J.A. Parke,
                                                Executive Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)



Date: August 10, 1999                   By:         /s/ J.C. Amble
                                            --------------------------------
                                                        J.C. Amble,
                                               Vice President and Controller
                                               (Principal Accounting Officer)

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS


EXHIBIT NO.                                                           PAGE
-----------                                                         --------



    12         Computation  of  ratio  of  earnings to fixed
               charges and  computation of ratio of earnings
               to combined fixed charges and preferred stock
               dividends ...................................          14


    27         Financial Data Schedule (filed electronically only)