Form 10-Q
period 1999-09-25
GENERAL ELECTRIC CAPITAL CORP
filed 1999-10-26
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


           | X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1999

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

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

At October 26, 1999, 3,837,825 shares of common stock with a par value of $200 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                      --------

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements ..............................         1

Item 2.       Management's Discussion and Analysis of Results
              of Operations .....................................         6

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges
              and Computation of Ratio of Earnings to Combined
              Fixed Charges and Preferred Stock Dividends .......        10



PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K ..................        11

Signatures ......................................................        12

Index to Exhibits................................................        13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                   --------------------    --------------------
                                                                 SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                                                        25,         26,         25,         26,
(In millions)                                                         1999        1998        1999        1998
                                                                   --------    --------    --------    --------
REVENUES
Revenues from services .........................................   $  9,401    $  8,529    $ 27,119    $ 24,495
Sales of goods .................................................      2,352       1,806       5,953       5,325
                                                                   --------    --------    --------    --------
                                                                     11,753      10,335      33,072      29,820
                                                                   --------    --------    --------    --------
EXPENSES
Interest .......................................................      2,189       2,076       6,342       6,129
Operating and administrative ...................................      3,398       2,817       9,573       8,167
Cost of goods sold .............................................      2,124       1,681       5,441       4,891
Insurance losses and policyholder and annuity benefits .........      1,419       1,418       4,156       4,127
Provision for losses on financing receivables ..................        225         304       1,044       1,044
Depreciation and amortization of buildings and
 equipment and equipment on operating leases ...................        786         663       2,279       1,913
Minority interest in net earnings of consolidated affiliates ...         16          14          49          35
                                                                   --------    --------    --------    --------
                                                                     10,157       8,973      28,884      26,306
                                                                   --------    --------    --------    --------

EARNINGS
Earnings before income taxes ...................................      1,596       1,362       4,188       3,514
Provision for income taxes .....................................       (435)       (432)     (1,090)       (991)
                                                                   --------    --------    --------    --------
NET EARNINGS ...................................................      1,161         930       3,098       2,523
Dividends ......................................................       (505)       (341)     (1,350)       (867)
Retained earnings at beginning of period .......................     15,432      12,928      14,340      11,861
                                                                   --------    --------    --------    --------
RETAINED EARNINGS AT END OF PERIOD .............................   $ 16,088    $ 13,517    $ 16,088    $ 13,517
                                                                   ========    ========    ========    ========













See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                                         SEPTEMBER    DECEMBER
                                                                                                25,         31,
(In millions)                                                                                 1999        1998
                                                                                           --------    --------
                                                                                         (Unaudited)
ASSETS
Cash and equivalents ...................................................................   $  4,676    $  3,080
Investment securities ..................................................................     56,671      57,275
Financing receivables:
  Time sales and loans, net of deferred income .........................................     84,105      76,794
  Investment in financing leases, net of deferred income ...............................     46,099      47,536
                                                                                           --------    --------
                                                                                            130,204     124,330
  Allowance for losses on financing receivables ........................................     (3,429)     (3,272)
                                                                                           --------    --------
      Financing receivables - net ......................................................    126,775     121,058
Other receivables - net ................................................................     20,015      17,837
Inventories ............................................................................      1,376         744
Equipment on operating leases (at cost), less accumulated amortization of
 $7,700 and $7,021 .....................................................................     22,226      20,941
Intangible assets ......................................................................     12,762      12,033
Other assets ...........................................................................     42,281      36,082
                                                                                           --------    --------
      TOTAL ASSETS .....................................................................   $286,782    $269,050
                                                                                           ========    ========

LIABILITIES AND SHARE OWNER'S EQUITY
Short-term borrowings ..................................................................   $112,722    $107,419
Long-term borrowings:
  Senior ...............................................................................     63,663      57,486
  Subordinated .........................................................................        697         697
Insurance liabilities, reserves and annuity benefits ...................................     58,147      54,435
Other liabilities ......................................................................     20,833      17,908
Deferred income taxes ..................................................................      7,366       8,899
                                                                                           --------    --------
      Total liabilities ................................................................    263,428     246,844
                                                                                           --------    --------
Minority interest in equity of consolidated affiliates .................................      1,734       1,137
                                                                                           --------    --------

Accumulated unrealized gains (losses) on investment securities - net ...................       (447)      1,167
Accumulated foreign currency translation adjustments ...................................       (197)       (141)
                                                                                           --------    --------
Accumulated non-owner changes in share owner's equity ..................................       (644)      1,026

Capital stock ..........................................................................        771         770
Additional paid-in capital .............................................................      5,405       4,933
Retained earnings ......................................................................     16,088      14,340
                                                                                           --------    --------

      Total share owner's equity .......................................................     21,620      21,069
                                                                                           --------    --------

      TOTAL LIABILITIES AND SHARE OWNER'S EQUITY .......................................   $286,782    $269,050
                                                                                           ========    ========




See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                           --------------------
                                                                                         SEPTEMBER   SEPTEMBER
                                                                                                25,         26,
(In millions)                                                                                 1999        1998
                                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...........................................................................   $  3,098    $  2,523
Adjustments  to  reconcile  net  earnings  to  cash  provided  from operating activities:
  Provision for losses on financing receivables ........................................      1,044       1,044
  Depreciation and amortization of buildings and equipment and equipment
   on operating leases .................................................................      2,279       1,913
  Other - net ..........................................................................      4,585       2,749
                                                                                           --------    --------
      Cash from operating activities ...................................................     11,006       8,229
                                                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .........................................................    (66,557)    (48,057)
Principal collections from customers - loans ...........................................     57,230      43,711
Investment in equipment for financing leases ...........................................    (12,503)    (13,886)
Principal collections from customers - financing leases ................................     12,998      11,911
Net change in credit card receivables ..................................................      2,156       3,307
Buildings and equipment and equipment on operating leases:
  - additions ..........................................................................     (7,536)     (4,010)
  - dispositions .......................................................................      4,399       2,021
Payments for principal businesses purchased, net of cash acquired ......................     (6,437)     (8,294)
Purchases of securities by insurance and annuity businesses ............................    (12,609)    (11,845)
Dispositions and maturities of securities by insurance and annuity businesses ..........     10,967       8,669
Other - net ............................................................................     (2,554)     (4,868)
                                                                                           --------    --------
      Cash used for investing activities ...............................................    (20,446)    (21,341)
                                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less) ..................................     (5,268)      5,718
Newly issued debt  - short-term (maturities 91-365 days) ...............................      3,515       4,126
                   - long-term (longer than one year) ..................................     22,674      26,158
Proceeds - non-recourse, leveraged lease debt ..........................................        559         971
Repayments and other reductions:
                   - short-term (maturities 91-365 days) ...............................     (8,205)    (17,992)
                   - long-term (longer than one year) ..................................     (1,302)     (4,298)
Principal payments - non-recourse, leveraged lease debt ................................       (248)       (333)
Proceeds from sales of investment contracts ............................................      5,664       3,284
Redemption of investment contracts .....................................................     (5,403)     (3,765)
Dividends paid .........................................................................     (1,350)       (867)
Issuance of preferred stock in excess of par value .....................................        300          70
Issuance of variable cumulative preferred stock by consolidated affiliate ..............        100         100
                                                                                           --------    --------
      Cash from financing activities ...................................................     11,036      13,172
                                                                                           --------    --------

INCREASE IN CASH AND EQUIVALENTS .......................................................      1,596          60
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............................................      3,080       4,648
                                                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................................................   $  4,676    $  4,708
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

                                                                                            THREE MONTHS ENDED
                                                                                           --------------------
                                                                                         SEPTEMBER   SEPTEMBER
                                                                                                25,         26,
(In millions)                                                                                 1999        1998
                                                                                           --------    --------
Net earnings ...........................................................................   $  1,161    $    930
Unrealized gains (losses) on investment securities - net ...............................       (150)        130
Foreign currency translation adjustments ...............................................          6          26
                                                                                           --------    --------
  Total ................................................................................   $  1,017    $  1,086
                                                                                           ========    ========


                                                                                             NINE MONTHS ENDED
                                                                                           --------------------
                                                                                         SEPTEMBER   SEPTEMBER
                                                                                                25,         26,
                                                                                              1999        1998
                                                                                           --------    --------
Net earnings ...........................................................................   $  3,098    $  2,523
Unrealized gains (losses) on investment securities - net ...............................     (1,614)        290
Foreign currency translation adjustments ...............................................        (56)         (7)
                                                                                           --------    --------
  Total ................................................................................   $  1,428    $  2,806
                                                                                           ========    ========

5.     Revenues and net earnings of the Corporation, by operating  segment,  for
       the   three  months  and  nine   months  ended   September 25,  1999  and
       September 26, 1998 were as follows:


                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                   --------------------    --------------------
                                                                 SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                                                        25,         26,         25,         26,
(IN MILLIONS)                                                         1999        1998        1999        1998
                                                                   --------    --------    --------    --------
REVENUES
Consumer Services ..............................................   $  4,850    $  4,049    $ 12,920    $ 11,525
Equipment Management ...........................................      3,820       3,625      11,406      10,609
Mid-Market Financing ...........................................      1,164         988       3,319       2,630
Specialized Financing ..........................................      1,018         905       2,783       2,409
Specialty Insurance ............................................        884         840       2,540       2,588
All other ......................................................         17         (72)        104          59
                                                                   --------    --------    --------    --------
  Total revenues ...............................................   $ 11,753    $ 10,335    $ 33,072    $ 29,820
                                                                   ========    ========    ========    ========

NET EARNINGS
Consumer Services ..............................................   $    397    $    250    $    820    $    551
Equipment Management ...........................................        171         172         605         519
Mid-Market Financing ...........................................        167         132         413         330
Specialized Financing ..........................................        251         227         725         633
Specialty Insurance ............................................        163         123         468         389
All other ......................................................         12          26          67         101
                                                                   --------    --------    --------    --------
  Total net earnings ...........................................   $  1,161    $    930    $  3,098    $  2,523
                                                                   ========    ========    ========    ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

OVERVIEW

Net earnings for the first nine months of 1999 were $3,098 million, a $575 million (23%) increase over the first nine months of 1998. The results reflected the globalization and diversity of the Corporation's businesses and were led by double-digit increases in each of its five segments. The improvement in earnings was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios and higher origination volume.

OPERATING RESULTS

TOTAL REVENUES from all sources increased $3,252 million (11%) to $33,072 million for the first nine months of 1999, compared with $29,820 million for the first nine months of 1998. This increase primarily reflected acquisition-related growth in the Mid-Market Financing and Consumer Services segments and a combination of core and acquisition growth in the Equipment Management and Specialized Financing segments.

INTEREST EXPENSE for the first nine months of 1999 was $6,342 million, 3% higher than for the first nine months of 1998. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The composite interest rate on the Corporation's borrowings for the first nine months of 1999 was 5.13% compared with 5.95% in the first nine months of 1998.

OPERATING AND ADMINISTRATIVE EXPENSES were $9,573 million for the first nine months of 1999, a 17% increase over the first nine months of 1998. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year, and higher investment levels.

COST OF GOODS SOLD is associated with activities of the Corporation's computer equipment distribution and retail businesses. This cost amounted to $5,441 million for the first nine months of 1999, compared with $4,891 million for the first nine months of 1998. The increase primarily reflected the consolidation of the retail operations.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased $29 million to $4,156 million for the first nine months of 1999, compared with the first nine months of 1998. The increase primarily reflected the effects of business acquisitions and growth in premium volume throughout the period, partially offset by improved market conditions in the mortgage insurance business.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES remained constant at $1,044 for the first nine months of 1999 compared to the first nine months of 1998. These provisions principally related to credit cards, personal loans and auto loans and auto leases in the Consumer Services segment, which are discussed below under Portfolio Quality.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $366 million to $2,279 million for the first nine months of 1999 compared with $1,913 million for the first nine months of 1998. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting acquisition growth.

PROVISION FOR INCOME TAXES was $1,090 million for the first nine months of 1999 (an effective tax rate of 26.0%), compared with $991 million for the first nine months of 1998 (an effective tax rate of 28.2%). The higher provision for income taxes primarily reflected increased pre-tax earnings subject to statutory rates partially offset by the lower effective tax rate caused by decreased taxes on non-U.S. earnings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS (Continued)

OPERATING SEGMENTS

Revenues and net earnings of the Corporation, by operating segment, for the nine months ended September 25, 1999 and September 26, 1998 are summarized and discussed below.

                                                                                             NINE MONTHS ENDED
                                                                                           --------------------
                                                                                         SEPTEMBER   SEPTEMBER
                                                                                                25,         26,
(In millions)                                                                                 1999        1998
                                                                                           --------    --------
REVENUES
Consumer Services ......................................................................   $ 12,920    $ 11,525
Equipment Management ...................................................................     11,406      10,609
Mid-Market Financing ...................................................................      3,319       2,630
Specialized Financing ..................................................................      2,783       2,409
Specialty Insurance ....................................................................      2,540       2,588
All other ..............................................................................        104          59
                                                                                           --------    --------
  Total revenues .......................................................................   $ 33,072    $ 29,820
                                                                                           ========    ========

NET EARNINGS
Consumer Services ......................................................................   $    820    $    551
Equipment Management ...................................................................        605         519
Mid-Market Financing ...................................................................        413         330
Specialized Financing ..................................................................        725         633
Specialty Insurance ....................................................................        468         389
All other ..............................................................................         67         101
                                                                                           --------    --------
  Total net earnings ...................................................................   $  3,098    $  2,523
                                                                                           ========    ========

Consumer Services revenues increased 12% and net earnings increased 49% for the first nine months of 1999, compared to the first nine months of 1998. The increase in revenues was led by acquisition-related and core growth in the non-U.S. consumer finance business and the consumer savings and insurance business, partially offset by the effects of asset reductions in U.S. consumer credit card and automobile financing activities. The increase in net earnings was led by a combination of acquisition-related and core growth in the non-U.S. consumer finance activities.

Equipment Management revenues grew 8% and net earnings grew 17% for the first nine months of 1999, compared to the corresponding period in 1998. The increase in revenues and net earnings was primarily attributable to operational improvements in the information technology products and services business, acquisition-related growth in fleet services and structured sales of aircraft and core growth in aviation services.

Mid-Market Financing revenues grew 26% and net earnings increased 25% for the first nine months of 1999, compared to the corresponding period in 1998, primarily as a result of acquisition-related growth.

Specialized Financing revenues rose 16% and net earnings increased 15% in the first nine months of 1999, compared to the first nine months of 1998. The increases in revenues and net earnings principally reflected asset growth as well as the effects of asset gains, including securitizations.

Specialty Insurance revenues decreased 2% in the first nine months of 1999, compared to the corresponding period in 1998, principally resulting from decreased premium volume in the U.K. credit insurance business. Net earnings increased 20% in the same period, primarily reflecting improved loss experience in the mortgage insurance business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS (Continued)

PORTFOLIO QUALITY

FINANCING RECEIVABLES are the financing businesses largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $130.2 billion at September 25, 1999, from $124.3 billion at the end of 1998, primarily reflecting the effects of higher origination volume and acquisition growth, partially offset by foreign currency translation on European financing receivables. The related allowances for losses at September 25, 1999 amounted to $3.4 billion ($3.3 billion at the end of 1998) and, in management's judgment, are appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

CONSUMER FINANCING RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $49.0 billion at September 25, 1999, a decrease of $2.6 billion from the end of 1998. Nonearning receivables were $0.9 billion at September 25, 1999, 1.8% of total consumer financing receivables, compared with $1.3 billion, 2.4% of total consumer receivables, at December 31, 1998. Write-offs of consumer receivables decreased to $0.9 billion for the first nine months of 1999, compared with $1.1 billion for the first nine months of 1998. This decrease was primarily attributable to the effects of lower delinquencies during the first nine months of 1999 as well as the effects of lower average receivable balances resulting from securitization and other sales of portfolios.

OTHER FINANCING RECEIVABLES, totaling $81.2 billion at September 25, 1999 ($72.7 billion at December 31, 1998), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were less than 1% of total other financing receivables at September 25, 1999 and December 31, 1998.

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, Montgomery Ward Holding Corp. ("MWHC") filed a bankruptcy petition for reorganization in 1997. On August 2, 1999, MWHC emerged from bankruptcy under a plan of reorganization that was approved on July 15, 1999. As part of the restructuring, the Corporation acquired the Signature group ("Signature"), which was not in bankruptcy, for cash, $285 million of which was collected on loans to MWHC. The Corporation also acquired the equity of the reorganized retailer, Montgomery Ward, LLC ("Wards"), in exchange for the Corporation's remaining loans to MWHC. After these transactions, the Corporation's net investment in Wards and MWHC was $327 million. The financial condition at September 25, 1999, and the results of operations from August 2, 1999 to September 25, 1999, of Signature and Wards are included in the Consumer Services segment, and the increases in Sales of Goods and Cost of Goods Sold for the first nine months of 1999 as compared to the corresponding period in 1998 were substantially the result of the consolidation of Wards.

The Corporation held loans and leases to commercial airlines amounting to $10.8 billion at September 25, 1999, up from $10.2 billion at the end of 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS (Continued)

OTHER MATTERS

YEAR 2000

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, the Corporation is applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers. Each business has a Year 2000 leader who oversees a multi-functional project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure- identify and inventory possible sources of Year 2000 issues; (2) analyze- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve- execute project plans and perform a majority of the testing; and (4) control- complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities, and suppliers were in the control phase. As a final step in the control phase, the Corporation has developed, tested and is prepared to implement contingency plans to minimize disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. While management does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to minimize such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures, adjusted for increases related to acquired companies, is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                                                                     EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                      NINE MONTHS ENDED SEPTEMBER 25, 1999
                                   (Unaudited)

                                                                       RATIO OF
                                                                       EARNINGS
                                                                          TO
                                                                       COMBINED
                                                                         FIXED
                                                           RATIO OF     CHARGES
                                                           EARNINGS       AND
                                                              TO      PREFERRED
                                                            FIXED        STOCK
(Dollar amounts in millions)                               CHARGES    DIVIDENDS
                                                           --------    --------
Net earnings ...........................................   $  3,098    $  3,098
Provision for income taxes .............................      1,090       1,090
Minority interest in net earnings of consolidated
 affiliates ............................................         49          49
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest .....................................      4,237       4,237
                                                           --------    --------

Fixed charges:
  Interest .............................................      6,504       6,504
  One-third of rentals .................................        249         249
                                                           --------    --------
Total fixed charges ....................................      6,753       6,753
                                                           --------    --------

Less interest capitalized, net of amortization .........        (64)        (64)
                                                           --------    --------
Earnings before provision for income taxes and minority
 interest, plus fixed charges ..........................   $ 10,926    $ 10,926
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.62
                                                           ========

Preferred stock dividend requirements ..................               $     82
Ratio of earnings before provision for income taxes
 to net earnings .......................................                   1.35
                                                                       --------
Preferred stock dividend factor on pre-tax basis .......                    111
Fixed charges ..........................................                  6,753
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements ..........................................               $  6,864
                                                                       ========
Ratio of earnings to combined fixed charges and
 preferred stock dividends .............................                   1.59
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


                                        GENERAL ELECTRIC CAPITAL CORPORATION
                                                   (Registrant)


Date: October 26, 1999                  By:       /s/ J.A. Parke
                                           ---------------------------------
                                                      J.A. Parke,
                                               Executive Vice President
                                              and Chief Financial Officer
                                             (Principal Financial Officer)



Date: October 26, 1999                 By:        /s/ J.C. Amble
                                           ---------------------------------
                                                      J.C. Amble,
                                              Vice President and Controller
                                             (Principal Accounting Officer)

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS


EXHIBIT NO.                                                             PAGE
-----------                                                           --------

    12 Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed
             charges and preferred stock dividends  ................     16


    27       Financial Data Schedule (filed electronically only)