Form 10-K405
period 1999-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 2000-03-17
CIK 40554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ----------------

                                    FORM 10-K

                           --------------------------

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____

                                ----------------

                          Commission file number 1-6461

                                ----------------

                      General Electric Capital Corporation

             (Exact name of registrant as specified in its charter)

        New York                                      13-1500700
(State or other jurisdiction of                    (I.R.S. Employer
 Incorporation or organization)                   Identification No.)

260 Long Ridge Road,           06927                     (203) 357-4000
Stamford, Connecticut        (Zip Code)          (Registrant's telephone number,
(Address of principal                                  including area code)
 executive offices)
                                 ----------------
                         SECURITIES REGISTERED PURSUANT

                          TO SECTION 12(b) OF THE ACT:

                                                             Name of each
  Title of each class                               exchange on which registered

7 7/8% Guaranteed Subordinated                         New York Stock Exchange
 Notes Due December 1, 2006

                         SECURITIES REGISTERED PURSUANT

                          TO SECTION 12(g) OF THE ACT:

                                      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At March 17, 2000, 3,837,825 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $200 were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 17, 2000. None.

                       DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 1999 are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                            Page

PART I

     Item 1.   Business ..................................................     1
     Item 2.   Properties ................................................    10
     Item 3.   Legal Proceedings .........................................    10
     Item 4.   Submission of Matters to a Vote of Security Holders .......    10

PART II

     Item 5.   Market for the Registrant's Common Equity and Related
                    Stockholder Matters ..................................    11
     Item 6.   Selected Financial Data ...................................    11
     Item 7.   Management's Discussion and Analysis of Results of
                    Operations ...........................................    11
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk     18
     Item 8.   Financial Statements and Supplementary Data ................   19
     Item 9.   Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure .............................    39

PART III

     Item 10.  Directors and Executive Officers of the Registrant ........    40
     Item 11.  Executive Compensation ....................................    40
     Item 12.  Security Ownership of Certain Beneficial Owners and Management 40
     Item 13.  Certain Relationships and Related Transactions .............   40

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K .............................................    41

                                     PART I

Item 1.   Business

GENERAL

General Electric Capital Corporation (herein, together with its consolidated affiliates, called "the Corporation" or "GE Capital" unless the context otherwise requires) was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. Until November 1987, the name of the Corporation was General Electric Credit Corporation. All outstanding common stock of the Corporation is owned by General Electric Capital Services, Inc. ("GE Capital Services"), formerly General Electric Financial Services, Inc., the common stock of which is in turn wholly owned directly or indirectly by General Electric Company ("GE Company"). The business of the Corporation originally related principally to financing the distribution and sale of consumer and other products of GE Company. Currently, however, the types and brands of products financed and the services offered are significantly more diversified. Very few of the products financed by GE Capital are manufactured by GE Company.

GE Capital operates in five key operating segments that are described below. These operations are subject to a variety of regulations in their respective jurisdictions. In addition, as discussed on page 13, GE Capital acquired control of Montgomery Ward LLC ("Wards") on August 2, 1999. Further information about Wards is provided in the description of GE Capital's Other operating activities.

Services of the Corporation are offered primarily in the United States, Canada, Europe and the Pacific Basin. The Corporation's principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number
(203) 357-4000). At December 31, 1999, the Corporation employed approximately 125,600 persons, including approximately 30,000 employees associated with the consolidation of the retail operations of Montgomery Ward LLC.

The Corporation's principal assets are classified as time sales and loans, investment in financing leases, equipment on operating leases and investment securities. The following table presents, by operating segment, these principal financing products which, together with other assets, constitute the Corporation's total assets at December 31, 1999 and 1998.


        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
                   FINANCIAL INFORMATION BY OPERATING SEGMENT

(In millions)                                                     1999
                                      --------- ---------- --------- ---------- --------- ----------
                                                           Net
                                                           investment
                                      Time      Net        in                   Allowance
                                      sales     investment equipment            for
                                      and       in         on                   losses
                                      loans,    financing  operating Investment and all    Total
                                      net of     leases     leases   securities other      assets
                                      deferred                                   assets
                                       income
                                      --------- ---------- --------- ---------- --------- ----------
CONSUMER SERVICES
GE Financial Assurance ...........    $  3,486  $      -   $      -  $ 38,033   $ 22,955  $ 64,474
Auto Financial Services ..........       2,347     7,090      1,011        96        601    11,145
GCF Auto Europe ..................       5,712     1,729         11        51      2,115     9,618
GE Card Services .................      12,189         2          -       380      4,958    17,529
Global Consumer Finance ..........      19,188     1,736          -       107      3,738    24,769
Mortgage Services ................          98         -          -       606      4,201     4,905
Other ............................       3,796       856        269       578      1,301     6,800
                                      --------- ---------- --------- ---------- --------- ----------
   Total .........................      46,816    11,413      1,291    39,851     39,869   139,240

EQUIPMENT MANAGEMENT
Aviation Services ................         655     3,583      7,534       101      1,407    13,280
Fleet Services ...................         198     3,371      2,793        25      1,887     8,274
Information Technology Solutions .           -       213         17        34      3,384     3,648
Transport International Pool .....          56       128      3,926         -      1,397     5,507
GE SeaCo/GE Capital Container
   Finance Corporation ...........          13       210      1,374        26        189     1,812
Penske Truck Leasing .............           -         -          -        30      3,527     3,557
GE American Communications........          54         -          -         -      2,315     2,369
Railcar Services .................           -       455      2,355         -        125     2,935
Modular Space ....................           1        56      1,006         -        447     1,510
                                      --------- ---------- --------- ---------- --------- ----------
   Total .........................         977     8,016     19,005       216     14,678    42,892

MID-MARKET FINANCING
Commercial Equipment Financing ...      14,015    12,049      2,428       225      2,533    31,250
Vendor Financial Services ........       2,668     5,505        555        48      2,121    10,897
European Equipment Finance .......       1,464     4,821         51         -        606     6,942
Other ............................       1,039        88          -         9         90     1,226
                                      --------- ---------- --------- ---------- --------- ----------
   Total .........................      19,186    22,463      3,034       282      5,350    50,315

SPECIALIZED FINANCING
Real Estate ......................      10,165     1,167          -       351      6,190    17,873
Structured Finance Group .........       2,632     4,769        387     1,082      1,749    10,619
Commercial Finance ...............      11,265        13          -        58      1,751    13,087
GE Equity ........................          57         -          -     1,579      3,439     5,075
Other ............................           -         -          -       331         16       347
                                      --------- ---------- --------- ---------- --------- ----------
   Total .........................      24,119     5,949        387     3,401     13,145    47,001

SPECIALTY INSURANCE ..............          28         -          -    13,319      5,728    19,075
ALL OTHER ........................         255       (77)      (114)    2,104      6,750     8,918
                                      --------- ---------- --------- ---------- --------- ----------
TOTAL ............................    $ 91,381  $ 47,764   $ 23,603  $ 59,173   $ 85,520  $307,441
                                      ========= ========== ========= ========== ========= ==========


        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
                   FINANCIAL INFORMATION BY OPERATING SEGMENT

(In millions)                                                         1998
                                      --------- ---------- --------- ---------- --------- ----------
                                                           Net
                                                           investment
                                      Time      Net        in                   Allowance
                                      sales     investment equipment            for
                                      and       in         on                   losses
                                      loans,    financing  operating Investment and all    Total
                                      net of    leases     leases    securities other      assets
                                      deferred                                  assets
                                      income
                                      --------- ---------- --------- ---------- --------- ----------
CONSUMER SERVICES
GE Financial Assurance ...........    $  3,025  $      -   $      -  $ 37,972   $ 16,070  $ 57,067
Auto Financial Services ..........       2,946    10,496      1,913         5        781    16,141
GCF Auto Europe ..................       6,550     1,349         11        60      1,758     9,728
GE Card Services .................       9,907         -          -        80      2,529    12,516
Global Consumer Finance ..........      17,587     1,695          -       462      4,483    24,227
Mortgage Services ................         343         -          -       594      6,070     7,007
Other ............................       2,215       608        189       537        626     4,175
                                      --------- ---------- --------- ---------- --------- ----------
   Total .........................      42,573    14,148      2,113    39,710     32,317   130,861

EQUIPMENT MANAGEMENT
Aviation Services ................         459     3,210      6,499       118      1,294    11,580
Fleet Services ...................          89     3,254      1,722         -      1,227     6,292
Information Technology Solutions .           -       197         31         -      3,908     4,136
Transport International Pool .....          75        20      3,418         -      1,458     4,971
GE SeaCo/GE Capital Container
   Finance Corporation ...........          24       235      1,608        27        163     2,057
Penske Truck Leasing .............           -         -          -        30      2,559     2,589
GE American Communications........         160         -          -         -      2,007     2,167
Railcar Services .................           -       426      1,908         -        124     2,458
Modular Space ....................          42        81      1,021         -        508     1,652
                                      --------- ---------- --------- ---------- --------- ----------
   Total .........................         849     7,423     16,207       175     13,248    37,902

MID-MARKET FINANCING
Commercial Equipment Financing ...      13,412    10,039      1,784       110      1,329    26,674
Vendor Financial Services ........       1,998     3,867        236         1        894     6,996
European Equipment Finance .......         620     5,556         20         -        653     6,849
Other ............................       1,035        87          3        16        108     1,249
                                      --------- ---------- --------- ---------- --------- ----------
   Total .........................      17,065    19,549      2,043       127      2,984    41,768

SPECIALIZED FINANCING
Real Estate ......................       7,200     1,563          -       163      5,940    14,866
Structured Finance Group .........       1,899     4,910        506       932      1,580     9,827
Commercial Finance ...............       6,983        14          -        56      1,685     8,738
GE Equity ........................          49         -          -        43      1,445     1,537
Other ............................          73         -          -       742         24       839
                                      --------- ---------- --------- ---------- --------- ----------
   Total .........................      16,204     6,487        506     1,936     10,674    35,807

SPECIALTY INSURANCE ..............         103         -          -    14,470      4,782    19,355
ALL OTHER ........................           -       (71)        72       857      2,499     3,357
                                      --------- ---------- --------- ---------- --------- ----------
TOTAL ............................    $ 76,794  $ 47,536   $ 20,941  $ 57,275   $ 66,504  $269,050
                                      ========= ========== ========= ========== ========= ==========

OPERATING SEGMENTS

The Corporation provides a wide variety of financing, asset management, and insurance products and services which are organized into the following operating segments:

  o Consumer Services - private-label and bank credit card loans, personal loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, retail businesses and consumer savings and insurance services.

  o Equipment Management - leases, loans, sales and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, containers used on ocean-going vessels, and satellites.

  o Mid-Market Financing - loans, financing and operating leases, and other services for middle-market customers, including manufacturers, distributors and end-users, for a variety of equipment that includes vehicles, corporate aircraft, data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications, electronics and telecommunications activities.

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

GEFA's principal operating companies include General Electric Capital Assurance Company, First Colony Life Insurance Company, GE Life and Annuity Assurance Company (formerly The Life Insurance Company of Virginia), Colonial Penn Insurance Company, Union Fidelity Life Insurance Company, GE Edison Life Insurance Company and GE Capital Life Assurance of New York.

GEFA headquarters are in Richmond, Virginia.

Auto Financial Services

GE Capital  Auto  Financial  Services  ("AFS")  provides  financial  services to
automobile  dealers,   manufacturers,   financing  companies  and  the  consumer
customers of those entities in North America.

In the United States, AFS is a leading independent financier of leases for new and used motor vehicles leased at retail and sub-prime and prime financing products to consumers through a variety of distribution channels. In addition, AFS provides private-label programs for auto manufacturers and inventory financing programs and direct loans to auto dealers and finance companies.

AFS headquarters are in Barrington, Illinois.

Global Consumer Finance Auto Europe

GCF Auto Europe ("GCF Auto Europe") is a leading independent provider of automobile financing products to automobile dealers and their customers in Europe. Products include hire purchase contracts, finance leases, operating leases, loans, revolving credit facilities and insurance premium financing.

GCF Auto Europe has a significant presence in the United Kingdom, the Republic of Ireland, Portugal, France, Spain, Italy, Sweden and Denmark.

The headquarters of GCF Auto Europe are in Dublin, Republic of Ireland.

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

CS also issues and services the GE Capital Corporate Card product, providing payment and information systems which help medium and large-sized companies reduce travel costs and the GE Capital Purchasing Card product, which helps customers streamline their purchasing and accounts payable processes.

On June 30, 1999, CS completed its exit from the consumer bankcard business through the sale of approximately $3.4 billion in financing receivables, of which $2.2 billion were sold in December 1998. These were principally MasterCard(R) and Visa(R) credit loan products issued to retail customers throughout the United States.

On December 6, 1999, CS acquired J.C. Penney's ("JCP") private label credit card accounts receivable and their credit card services facilities for approximately $3.2 billion. In addition, the Company entered into an initial 10-year agreement with JCP to provide private label credit card services.

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

GCF provides financing to consumers through operations in the United Kingdom, Austria, France, Republic of Ireland, Germany, The Netherlands, Italy, Spain, Portugal, Poland, Switzerland, the Czech Republic, Japan, Thailand, Hong Kong, China, Brazil and Australia and joint ventures in Indonesia, India and Brazil.

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

GECMSI headquarters are in Cherry Hill, New Jersey.

EQUIPMENT MANAGEMENT

Aviation Services

GE Capital Aviation Services ("GECAS") is a global commercial aviation financial services business that offers a broad range of financial products to airlines and aircraft operators, owners, lenders and investors. Financial products include operating leases, sale/leasebacks, aircraft purchase and trading, financing leases, engine/spare parts financing, pilot training, fleet planning and financial advisory services.

GECAS owns or manages a fleet of nearly 900 aircraft world-wide with more than 200 additional planes on order or on option from Boeing and Airbus. GECAS has 155 customers in 54 countries.

GECAS headquarters are in Stamford, Connecticut, with regional offices in Shannon, Republic of Ireland; Miami, Florida; Vienna, Austria; Beijing and Hong Kong, China and Singapore.

Fleet Services

GE Capital Fleet Services ("GECFS") is one of the leading corporate fleet management companies with operations in North America, Europe, Australia, New Zealand, Brazil and Japan with approximately 1 million cars and trucks under lease and service management. GECFS offers finance and operating leases to several thousand customers with an average lease term of 36 months. The primary product in North America is a Terminal Rental Adjustment Clause (TRAC) lease through which the customer assumes the residual risk - that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which GECFS assumes residual risk. In addition to the services directly associated with the lease, GECFS offers value-added fleet management services designed to reduce customers' total fleet management costs. These services include, among others, maintenance management programs, accident services, national account purchasing programs, fuel programs and title and licensing services. GECFS customer base is diversified with respect to industry and geography and includes many Fortune 500 companies.

In 1999, GECFS completed several acquisitions. These included Japan Lease Auto Corporation - a leading fleet leasing company in Japan, a small fleet leasing portfolio from Bank of America in the United States, InTraffic - a fleet services provider in Sweden and McClean Leasing in Canada.

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

IT Solutions headquarters are in Newport, Kentucky.

Transport International Pool

Transport International Pool ("TIP") is one of the global leaders in renting, leasing, selling and financing transportation equipment. TIP's fleet of over 350,000 dry freight, refrigerated and double vans, flatbeds, intermodal assets, and specialized trailers is available for rent, lease or purchase at over 250 locations in the United States, Europe, Canada, and Mexico. TIP's commercial vehicle fleet of over 24,000 units is available for rent, lease, or purchase in the United Kingdom. TIP also finances new and used trailers and buys trailer fleets. TIP's customer base comprises trucking companies, railroads, shipping lines, manufacturers and retailers.

TIP operates a European service center in Amsterdam, The Netherlands and a commercial vehicle operations and administrative center in Manchester, England.

TIP headquarters are in Devon, Pennsylvania.

GE SeaCo/GE Capital Container Finance Corporation

In May 1998, GE Capital and Sea Containers Ltd. formed GE SeaCo SRL ("GE SeaCo"), a joint venture which operates the combined marine container fleets of Genstar Container Corporation ("Genstar") and Sea Containers. GE SeaCo is one of the world's largest lessors of marine shipping containers with a combined fleet of over 1,100,000 TEU ("twenty foot equivalent units") of dry cargo, refrigerated and specialized containers for global cargo transport. Lessees are primarily shipping lines which lease on a long term or master lease basis.

Concurrent with the formation of the joint venture, GE Capital Container Finance Corporation ("GECCF") was created to service the existing finance lease portfolio formerly run by Genstar, and to provide traditional finance leases and structured finance products to the global marine container industry.

GE SeaCo headquarters are in Bridgetown, Barbados. GECCF headquarters are in Oakland, California.

Penske Truck Leasing

GE Capital is a limited partner in Penske Truck Leasing ("Penske"), which is a leading provider of full-service truck leasing and commercial and consumer truck rental in the United States. Penske operates through a national network of full-service truck leasing and rental facilities. At December 31, 1999, Penske had a fleet of about 98,000 tractors, trucks and trailers in its leasing and rental fleets and provided contract maintenance programs or other support services for about 33,000 additional vehicles.

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

GE Americom headquarters are in Princeton, New Jersey.

Railcar Services

GE Capital Railcar Services ("GERSCO") is one of the leading railcar leasing companies in North America, with a fleet of 190,000 railcars in its total portfolio. Serving Class 1 railroads, short-line railroads, and shippers throughout North America, GERSCO offers one of the most diverse fleets in the industry, and a variety of lease options.

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

European sales offices are in England, France, Germany, Italy and Sweden. GERSCO headquarters are in Chicago, Illinois.

Modular Space

GE Capital Modular Space ("GECMS") provides commercial mobile and modular structures for rental, lease and sale from over 100 facilities in the United States, Europe, Canada and Mexico. The primary markets served include construction, education, healthcare, financial, commercial, institutional and government. GECMS products are available as custom mobile and modular buildings, designed to customer specifications, or are available through the GECMS stock fleet of approximately 125,000 mobile and modular units.

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

Generally, transactions range in size from $50 thousand to $50 million, with financing terms from 36 to 180 months. CEF also maintains an asset management operation that redeploys off-lease equipment. The portfolio includes loans and leases for vehicles, manufacturing equipment, corporate aircraft, construction equipment, medical diagnostic equipment, office equipment, telecommunications equipment and electronics.

CEF operates from offices throughout the United States, Puerto Rico, Canada, Mexico, Europe and Asia and through joint ventures in Indonesia and China. CEF headquarters are in Danbury, Connecticut.

In 1999, CEF, along with Vendor Financial Services, purchased the leasing and installment sales divisions of Japan Leasing Corporation.

Vendor Financial Services

GE Capital Vendor Financial Services ("VFS") provides financing services to over 100 equipment manufacturers and more than 3,500 dealers in North America, Europe and Asia (including Japan). Customers include major U.S. and foreign manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications, energy and industrial equipment. VFS establishes sales financing in two ways - by forming captive partnerships with manufacturers that do not have them, and by outsourcing captives from manufacturers that do. VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers including trade payables financing.

VFS has sales offices throughout the United States, Canada, Europe, Asia (including Japan), and Australia. VFS headquarters are in Danbury, Connecticut.

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

EEF  operates  from  offices  in the United  Kingdom,  Italy,  France,  Germany,
Belgium,   Republic  of  Ireland,   Portugal,  and  the  Nordic  countries.  EEF
headquarters are in Hounslow, England.

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

Structured Finance Group

GE Capital Structured Finance Group ("SFG") makes equity investments and provides specialized financial products and services to its client partners in the commercial and industrial, energy, telecommunications, and transportation sectors, worldwide.

SFG combines industry and technical expertise with significant financial capabilities to deliver a full range of sophisticated financial services and products. Services include project finance (construction and term), corporate finance, acquisition finance and arrangement and placement services. Products include a variety of debt and equity instruments, as well as structured transactions, including leasing and partnerships. SFG manages an investment portfolio of approximately $11 billion.

SFG headquarters are in Stamford, Connecticut and it has regional offices in Atlanta, Georgia; Chicago, Illinois; Hong Kong, China; Houston, Texas; London, United Kingdom; Mexico City, Mexico; Sao Paulo, Brazil; and Toronto, Canada.

Commercial Finance

GE Capital Commercial Finance ("CF") is a leading provider of revolving and term debt and equity to finance acquisitions, business expansion, bank refinancings, recapitalizations and other special situations. Products also include asset securitization facilities, capital expenditure lines and bankruptcy-related facilities. Transactions typically range in size from under $2 million to over $200 million.

CF's clients are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers, and has industry specialists in the healthcare, retail and communications industries. Through its Merchant Banking Group, CF provides senior debt, subordinated debt and bridge financing to buyout and private equity firms, and co-invests equity with buying groups or invests directly on a select basis.

CF has lending operations in 25 cities, including international offices in Canada, Mexico, Thailand, Australia, The Netherlands, and the United Kingdom, and also has significant factoring operations in France, Germany, the United Kingdom and Italy serving European companies and U.S. exporters. CF headquarters are in Stamford, Connecticut.

GE Equity

GE Equity (formerly Equity Capital Group) purchases equity investments, primarily convertible preferred and common stock investments including, in some cases, stock warrants convertible into equity ownership. GE Equity's primary objective is long-term capital appreciation. Investments include the retail, financial services, telecommunications, healthcare, food and beverage, cable and broadcasting industries.

The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia.

GE Equity headquarters are in Stamford, Connecticut.

SPECIALTY INSURANCE

Financial Guaranty Insurance

FGIC Holdings ("FGIC"), through its subsidiary, Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues, bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain taxable structured debt. The guaranteed principal, after reinsurance, amounted to approximately $137.4 billion at December 31, 1999. Approximately 85% of the business written to date by Financial Guaranty is municipal bond insurance.

FGIC subsidiaries provide a variety of services to state and local governments and agencies, liquidity facilities in variable-rate transactions, municipal investment products and other services.

FGIC headquarters are in New York, New York.

Mortgage Insurance

GE Capital Mortgage Insurance is engaged principally in providing residential mortgage guaranty insurance. Operating in 25 field locations, GE Capital Mortgage Insurance is licensed in 50 states, the District of Columbia and the Virgin Islands. At December 31, 1999, GE Capital Mortgage Insurance was the mortgage insurance carrier for over 1,460,000 residential homes, with total insurance in force aggregating approximately $152 billion and total risk in force aggregating approximately $52 billion. When a claim is received, GE Capital Mortgage Insurance proceeds by either paying up to a guaranteed percentage based on the specified coverage, or paying the mortgage and delinquent interest, taking title to the property and arranging for its sale. GE Capital Mortgage Insurance also provides mortgage guaranty insurance in the United Kingdom, Canada, and Australia.

GE Capital Mortgage Insurance headquarters are in Raleigh, North Carolina.

GE Insurance Holdings

GE Insurance Holdings (formerly Consolidated Financial Insurance) is a leading specialty insurer with operations in 13 European countries and the Philippines. GE Insurance Holdings is one of the leading payment protection insurers in the United Kingdom and Europe. Payment protection insurance is designed to protect customers' loan repayment obligations in the event of unemployment, disability or death. The product is sold alongside most forms of consumer credit through banks, building societies and finance houses.

GE Insurance Holdings also provides an extensive range of personal investment products, including pension and purchased life annuities, home income plans and investment bonds through a network of over 6,000 independent financial advisors and a direct sales force, in the United Kingdom.

In addition, GE Insurance Holdings sells pet insurance, provides travel and personal accident insurance, and offers the management of uninsured loss claims on behalf of victims of traffic accidents.

GE Insurance Holdings headquarters are in London, England.

OTHER

Wards

All other consists primarily of Montgomery Ward LLC ("Wards").

Wards is one of the largest retail merchandising operations in the United States. Wards offers a wide range of branded and private-label merchandise including apparel, fine jewelry, furniture, home furnishings, appliances, electronics, and automotive services.

Wards operates 252 stores in 32 states, encompassing approximately 20 million square feet of selling space. Wards is currently rolling out an aggressive store remodeling program designed to enhance the shopping experience and offer better presentation of its merchandise. Through 1999, 43 stores have been remodeled, with an additional 75 to 80 stores to be completed during 2000 and 2001.

Wards is headquartered in Chicago, Illinois.

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

                             Year ended December 31

                                        -----------------------------------------------------------------------------
(Dollars in millions)                       1999            1998           1997            1996            1995
                                        --------------  -------------- --------------  --------------  --------------
Revenues ............................   $      46,605   $     41,405  $       33,404   $      26,570  $       21,179
Net earnings ........................           4,208          3,374           2,729           2,632           2,261
Return on common equity (a) (b) .....           21.81%         20.33%          18.62%          20.18%          19.89%
Ratio of earnings to fixed charges ..            1.60           1.50            1.48            1.53            1.51
Ratio of earnings to combined fixed
  charges and preferred stock
  dividends .........................            1.58           1.48            1.46            1.51            1.49
Ratio of debt to equity .............            8.44           7.86            7.45            7.84            7.59

Financing receivables - net .........    $    135,437    $    121,058   $    103,799   $      99,714   $      93,272
Total assets ........................         307,441         269,050        228,777         200,816         160,825
Short-term borrowings................         123,073         107,419         91,680          74,971          59,264
Long-term senior notes ..............          68,164          57,486         44,437          46,124          47,794
Long-term subordinated notes ........             698             697            697             697             697
Minority interest ...................           1,767           1,137            860             679             703
Equity ..............................          22,746          21,069         18,373          15,526          14,202


(a) Equity excludes unrealized gains and losses on investment securities, net of tax.

(b) Return on common equity is calculated using earnings that are adjusted for preferred stock dividends and equity excludes preferred stock

Item 7.   Management's Discussion and Analysis of Results of Operations.

Overview

The Corporation's net earnings were $4,208 million in 1999, up 25% from $3,374 million in 1998, with strong double-digit earnings growth in four of the five operating segments. Net earnings in 1998 increased 24% from 1997. The earnings improvement throughout the three-year period resulted from asset growth, principally from acquisitions of businesses and portfolios, and origination volume.

Operating Results

Total Revenues increased 13% to $46.6 billion in 1999,  following a 24% increase
to  $41.4  billion  in  1998.   The  increases  in  both  years   reflected  the
contributions of businesses acquired as well as growth in origination volume.

Interest expense on borrowings in 1999 was $8.9 billion, up from $8.6 billion in 1998 and $7.3 billion in 1997. In both 1999 and 1998, while average borrowings increased in order to finance asset growth, the associated higher interest costs were partially mitigated by lower average interest rates. The composite interest rate was 5.11% in 1999, compared with 5.90% in 1998 and 6.05% in 1997. See page 15 for a discussion of interest rate risk management.

Operating and administrative expenses were $13.5 billion in 1999, an increase from $11.7 billion in 1998 and $9.5 billion in 1997. The increase in both 1999 and 1998 primarily reflected costs associated with acquired businesses and portfolios and higher investment levels.

Insurance losses and policyholder and annuity benefits increased to $5.6 billion in 1999, compared with $5.5 billion in 1998 and $4.8 billion in 1997, reflecting effects of business acquisitions and growth in premium volume throughout the period.

Cost of goods sold amounted to $8.0 billion in 1999, compared with $6.8 billion in 1998 and $4.1 billion in 1997, and related to IT Solutions and Montgomery Ward LLC ("Wards"). The increase in 1999 primarily reflects the consolidation of Wards as discussed on page 13; the increase in 1998 is principally the result of acquisition-related growth at IT Solutions.

Provision for losses on financing receivables increased to $1.7 billion in 1999, compared with $1.6 billion in 1998 and $1.4 billion in 1997. These provisions principally related to private-label credit cards, bank credit cards, auto loans and auto leases in the consumer services segment, all of which are discussed on page 17 under Portfolio Quality. The provision throughout the three-year period reflected higher average receivable balances, a different mix of business, as well as the effects of lower delinquency rates, consistent with industry experience.

Depreciation and amortization of buildings and equipment and equipment on operating leases increased 21% to $3.1 billion in 1999, compared with $2.6 billion in 1998, a 6% increase over 1997. The increase in both years was primarily the result of additions to equipment on operating leases, primarily reflecting acquisitions of vehicles and aircraft.

Provision for income taxes was $1.6 billion in 1999 (an effective tax rate of 27.0%), compared with $1.2 billion in 1998 (an effective tax rate of 26.0%) and $1.0 billion in 1997 (an effective tax rate of 26.8%). The higher provision for income taxes primarily reflected increased pre-tax earnings subject to statutory rates.

Financing spreads (the excess of yields over interest rates on borrowings) were essentially flat in 1999, 1998 and 1997, reflecting slightly lower yields offset by decreases in borrowing rates.

Operating Segments

At year-end 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires operating segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management. Previously reported data have been restated as required by SFAS No. 131. For additional information, see note 16 to the consolidated financial statements.

Revenues and net earnings of the Corporation, by operating segment, for the past three years are summarized and discussed below.

(In millions)                                                             1999             1998            1997
                                                                     ---------------  --------------   --------------
Revenues
Consumer Services ................................................   $     17,016     $     15,939     $     13,549
Equipment Management .............................................         15,263           14,821           11,280
Mid-Market Financing .............................................          4,684            3,751            3,009
Specialized Financing ............................................          4,501            3,300            2,770
Specialty Insurance ..............................................          3,404            3,437            2,838
All other ........................................................          1,737              157              (42)
                                                                     ---------------  --------------   --------------
   Total revenues ................................................   $     46,605     $     41,405     $     33,404
                                                                     ===============  ==============   ==============
Net earnings
Consumer Services ................................................   $      1,072     $        797     $        546
Equipment Management .............................................            695              806              708
Mid-Market Financing .............................................            604              478              391
Specialized Financing ............................................          1,243              740              591
Specialty Insurance ..............................................            597              479              396
All other ........................................................             (3)              74               97
                                                                     ---------------  --------------   --------------
   Total net earnings ............................................   $      4,208     $      3,374     $      2,729
                                                                     ===============  ==============   ==============

Consumer Services revenues increased 7% in 1999 and 18% in 1998 and net earnings increased 35% in 1999 and 46% in 1998. The growth in revenues and net earnings was led by Global Consumer Finance, with strong returns on investments in Japan and other international growth. Additionally, revenues and net earnings were increased by higher premium and investment income at GE Financial Assurance, the consumer savings and insurance business, partially offset by the effects of asset reductions in Card Services and Auto Financial Services. A higher provision for losses on financing receivables because of higher average receivables balances also affected earnings in 1998.

Equipment Management revenues grew 3% in 1999, following a 31% increase in 1998. Growth in 1999 revenues was primarily the result of Japanese acquisitions in the corporate auto fleet management operation, as well as higher revenue from commercial aircraft management business at GECAS, largely offset by decreases in sales volume at the remaining equipment management businesses. The 1998 increase reflected acquisitions by IT Solutions and, to a lesser extent, asset growth. Net earnings decreased 14% in 1999, following a 14% increase in 1998. In 1999, as market conditions became more competitive, pricing at IT Solutions and utilization at the European equipment management businesses declined, more than offsetting growth in GECAS and the satellite service business, GE Americom. Net earnings increased in 1998 reflecting higher volume in most businesses from both increased origination as well as acquisitions of businesses and portfolios. These factors were partially offset in 1998 by lower pricing and higher operating costs at IT Solutions and Modular Space.

Mid-Market Financing revenues increased 25% in both 1999 and 1998, while net earnings grew 26% and 22%, respectively. Asset growth from both acquisitions and originations was the most significant contributing factor in both years. Revenues and net earnings were also favorably affected in 1998 by the disposition of certain assets.

Specialized Financing revenues rose 36% and 19%, while net earnings increased 68% and 25% in 1999 and 1998, respectively. Revenues principally reflect increases in asset gains as well as origination growth, with GE Equity, Commercial Finance and Real Estate accounting for most of the 1999 increase. Revenue and net earnings growth in both years is principally the result of gains on equity investments. Net earnings in 1998 also included the effects of certain tax-advantaged transactions and higher tax credits.

Specialty Insurance revenues decreased 1% in 1999 and increased 21% in 1998. The decrease in 1999 revenues was primarily the result of decreased premium income associated with lower origination volume in Mortgage Insurance. The increase in 1998 revenues primarily resulted from increased investment income the result of continued growth in the investment portfolios, as well as a higher level of realized gains on investment securities. Net earnings increased 25% in 1999 and 21% in 1998, primarily reflecting improved conditions in the Mortgage Insurance business, the result of improvement in loss experience, as well as increased investment income in 1998.

All Other The Corporation's operating activities include the results of Wards subsequent to August 2, 1999, when the Corporation acquired control of the formerly bankrupt retailer. Wards had sales of $1,622 million and a net loss of $26 million for the period during which it was consolidated.

International Operations

The Corporation's international operations include its operations located outside the United States and certain of its operations that cannot be meaningfully associated with specific geographic areas (for example, commercial aircraft and shipping containers used on ocean-going vessels). The Corporation's international revenues were $18.0 billion in 1999, an increase of 21% from $14.9 billion in 1998. Revenues in the Pacific Basin more than doubled in 1999. Much of the increase was attributable to growth in Japan, the result of several strategic acquisitions, the largest of which were the purchase of assets and infrastructure of Japan Leasing and the acquisition of a consumer financing business in Japan. Revenues in Europe increased 6% in 1999, reflecting a mix of acquisition and core growth across all of the Corporation's operating activities. Overall, these increases reflect the continued expansion of the Corporation as a global provider of a wide range of financial services. International assets grew 12%, from $94.6 billion at year-end 1998 to $106.2 billion at the end of 1999. The increase in 1999 reflected strong growth in the Pacific Basin, where current economic conditions continue to provide a favorable environment for strategic investments. The Corporation had a particularly large increase in Japan, reflecting a mix of acquisitions, discussed previously, and strong core asset growth. The Corporation also had significant asset growth at GECAS, its aviation services business, which is classified as "other international."

The Corporation's activities span all global regions and primarily encompass leasing of aircraft and providing certain financial services within these regional economies. As such, when certain countries or regions such as the Pacific Basin and Latin America experience currency and/or economic stress, the Corporation may have increased exposure to certain risks but also may have new profit opportunities. Potential increased risks include, among other things, higher receivables delinquencies and bad debts, delays or cancellation of sales and orders principally related to aircraft-related equipment, higher local currency financing costs and a slowdown in established financial services activities. New profit opportunities include, among other things, more opportunities for lower cost outsourcing, expansion of financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Capital Resources and Liquidity

Statement of Financial Position

Investment securities for each of the past two years comprised mainly investment-grade debt securities held by GE Financial Assurance and the Corporation's specialty insurance segment in support of obligations to policyholders and annuitants. The increase of $1.9 billion during 1999 was principally related to investment of premiums received partially offset by decreases in the fair value of debt securities associated with rising interest rates. A breakdown of the investment securities portfolio is provided in note 2 to the consolidated financial statements.

Inventories were $1,209 million and $744 million at December 31, 1999 and 1998, respectively. The increase in 1999 primarily reflected the consolidation of the retail operations of Wards.

Financing receivables were $135.4 billion at year-end 1999, net of allowance for doubtful accounts, up $14.4 billion over 1998. These receivables are discussed on page 17 and in notes 3 and 4 to the consolidated financial statements.

Other receivables were $21.3 billion and $17.8 billion at December 31, 1999 and 1998, respectively. Of the 1999 increase, $2.2 billion was attributable to acquisitions.

Equipment on operating leases was $23.6 billion at December 31, 1999, up $2.7 billion from 1998. Details by category of investment can be found in note 6 to the consolidated financial statements. Additions to equipment on operating leases, including business acquisitions, were $13.4 billion during 1999 ($7.2 billion during 1998), primarily reflecting acquisitions of transportation equipment.

Intangible assets were $13.1 billion at year-end 1999, up from $12.0 billion at year-end 1998. The $1.0 billion increase in intangible assets related primarily to goodwill from acquisitions, the largest of which were Signature Group and the Australian consumer financial services business of AVCO.

Other assets totaled $42.5 billion at year-end 1999, compared with $33.2 billion at the end of 1998. The $9.2 billion increase was principally attributed to increases in "separate accounts," (see note 9 to the consolidated financial statements) and additional investments in associated companies, partially offset by decreases in assets acquired for resale, which reflect sales and securitizations in excess of originations.

Insurance liabilities, reserves and annuity benefits were $60.8 billion at year-end 1999, $6.3 billion higher than in 1998. The increase was primarily attributable to increases in separate accounts and growth in guaranteed investment contracts. For additional information on these liabilities, see note 11 to the consolidated financial statements.

Borrowings were $191.9 billion at December 31, 1999, of which $123.1 billion is due in 2000 and $68.8 billion is due in subsequent years. Comparable amounts at the end of 1998 were $165.6 billion total, $107.4 billion due within one year and $58.2 billion due thereafter. The Corporation's composite interest rates are discussed on page 11. A large portion of the Corporation's borrowings ($90.5 billion and $81.0 billion at the end of 1999 and 1998, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of the Corporation's commercial paper were 53 days and 5.82% at the end of 1999, compared with 45 days and 5.35% at the end of 1998. The Corporation's ratio of debt to equity was 8.44 to 1 at the end of 1999 and 7.86 to 1 at the end of 1998.

GE Company has committed to contribute capital to GE Capital in the event of either a decrease below a specified level in the ratio of GE Capital's earnings to fixed charges, or a failure to maintain a specified debt-to-equity ratio in the event certain GE Capital preferred stock is redeemed. GE Company also has guaranteed the Corporation's subordinated debt with a face amount of $700 million at December 31, 1999 and 1998. Management believes the likelihood that GE Company will be required to contribute capital under either the commitments or the guarantees is remote.

Statement of Cash Flows

The Corporation's cash and cash equivalents aggregated $6.5 billion at the end of 1999, up from $3.1 billion at year-end 1998 as management held short-term investments as additional liquidity over year-end 1999.One of the Corporation's primary sources of cash is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have increased by $34.0 billion. New borrowings of $108.8 billion having maturities longer than 90 days were added during those years, while $80.7 billion of such longer-term borrowings were retired. The Corporation also generated $31.7 billion of cash from operating activities during the last three years.

The Corporation's principal use of cash has been investing in assets to grow its businesses. Of the $87.8 billion that the Corporation invested over the past three years, $19.4 billion was used for additions to financing receivables;
$26.5 billion was used to invest in new equipment, principally for lease to others; and $29.6 billion was used for acquisitions of new businesses, the largest of which were Japan Leasing and the credit card operations of JC Penney in 1999.

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

         Counterparty credit criteria                                                  Credit rating
                                                                               -------------------------------
                                                                                                 Standard &
                                                                                  Moody's          Poor's
                                                                               --------------   --------------
         Term of transaction
           Between one and five years ......................................        Aa3              AA-
           Greater than five years .........................................        Aaa              AAA
         Credit exposure limits
           Up to $50 million ...............................................        Aa3              AA-
           Up to $75 million ...............................................        Aaa              AAA

o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 1999, the notional amount of long-term derivatives for which the counterparty was rated below Aa3/AA- was $4.4 billion. These amounts are primarily the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Corporation's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses.

Following is an analysis of credit risk exposures for the last three years.

                     Percentage of Notional Derivative Exposure by Counterparty Credit Rating
--------------------------------------------------------------------------------------------------------------------
 Moody's/Standard & Poor's                                               1999             1998             1997
 -------------------------                                         ---------------  ---------------  ---------------
 Aaa/AAA .........................................................          59%              66%              75%
 Aa/AA ...........................................................          37%              32%              20%
 A/A and below ...................................................           4%               2%               5%

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

                                                                                Spread over
                                                                              U.S. Treasuries
                                                                              in basis points
                                                                                                    Counterparty
                                                                              -----------------   ------------------
1. Fixed rate five-year medium-term note .................................          +65                   -
2. U.S. dollar commercial paper swapped into five-year U.S. dollar
       fixed rate funding ................................................          +40                   A
3. Swiss franc fixed rate debt swapped into five-year U.S. dollar fixed
       rate funding ......................................................          +35                   B

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

o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would reduce the 2000 net earnings of the Corporation based on year-end 1999 positions by approximately $96 million. Based on conditions at year-end 1998, the effect on 1999 net earnings of such an increase in interest rates was estimated to be approximately $95 million.

o One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1999 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Corporation assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would reduce the 2000 net earnings of the Corporation based on year-end 1999 positions by an insignificant amount.

Portfolio Quality

Financing receivables are the largest asset of the Corporation and one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $139.1 billion at the end of 1999 from $124.3 billion at the end of 1998, principally reflecting acquisition growth and origination volume that were partially offset by securitizations and other sales of receivables. The related allowance for losses at the end of 1999 amounted to $3.7 billion ($3.3 billion at the end of 1998), representing management's best estimate of probable losses inherent in the portfolio.

A discussion of the quality of certain elements of the financing receivable portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $50.7 billion at year-end 1999, a decrease of $0.9 billion from year-end 1998. The credit card and personal receivables increased $3.6 billion, primarily from acquisition growth and origination volume, partially offset by sales and securitizations. Auto receivables decreased $4.5 billion primarily as a result of reduced volume. Nonearning receivables at year-end 1999 were $0.9 billion, about 1.8% of total consumer financing receivables compared with $1.3 billion, about 2.4% of total consumer receivables at year-end 1998. Write-offs of consumer receivables declined to $1.2 billion from $1.4 billion at year-end 1998 reflecting improved delinquency trends.

Other financing receivables, totaling $88.4 billion at December 31, 1999, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $15.7 billion during 1999, reflecting the combination of acquisition growth and increased origination volume. Related nonearning and reduced-earning receivables were $0.9 billion at year-end 1999, compared with $0.4 billion at year-end 1998.

The Corporation's loans and leases to commercial airlines amounted to $11.8 billion at the end of 1999, up from $10.2 billion at the end of 1998. The Corporation's commercial aircraft positions also included financial guarantees, funding commitments and aircraft orders as discussed in note 6 to the consolidated financial statements.

Statement of Changes in Share Owners' Equity

Share owners' equity increased $1,677 million to $22,746 million at year-end 1999. The increase was largely attributable to net earnings during the period of $4,208 million, partially offset by dividends and other transactions with share owners of $1,086 million.

Investment securities had unrealized losses of $1,330 million during 1999, principally as a result of decreases in fair value attributable to increases in interest rates during 1999. A significant majority of the unrealized losses are associated with debt securities held by insurance businesses and are matched with insurance liabilities of similar duration. Accordingly, decreases in fair values of such investment securities are directionally offset by corresponding decreases in fair values of associated insurance liabilities. However, changes in the fair values of insurance liabilities are difficult to measure and are appropriately not recognized under generally accepted accounting principles.

Currency translation adjustments reduced equity by $115 million in 1999. Changes in the currency translation adjustment reflect the effects of changes in currency exchange rates on the Corporation's net investment in non-U.S.
subsidiaries that have functional currencies other than the U.S. dollar. The decrease during 1999 largely reflected the weakening in the European currencies, partially offset by strengthening in Asian currencies. Such adjustments affect earnings only when all or a portion of an affiliate is disposed.

New Accounting Standards

Two changes in accounting standards may affect future financial statements. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for the Corporation on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in balance sheets at fair value, and changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Changes in the values of derivatives meeting these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of qualifying changes in fair value are to be recorded in equity pending recognition in earnings. Certain significant refinements and interpretations of SFAS No. 133 are being deliberated by the FASB, and the effects on accounting for the Corporation's financial instruments will depend to some degree on the results of such deliberations. Management has not determined the total probable effects on its financial statements of adopting SFAS No. 133, and does not believe that an estimate of such effects would be meaningful at this time.

The FASB has also proposed new accounting for business combinations that, among other things, would change the accounting for and display of goodwill and other intangibles recorded in business acquisitions for transactions after January 1, 2001. An important aspect of the proposal is that goodwill amortization would be displayed as a separate element in the Statement of Earnings. Management believes that this proposal represents a useful approach to understanding financial performance but believes that the utility of this information would be materially enhanced if the proposed approach for goodwill were applied to all intangible assets acquired with a business.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Information about potential effects of changes in interest rates and currency exchange on the Corporation is discussed on pages 15-17.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Corporation and consolidated affiliates at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Stamford, Connecticut
February 4, 2000

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                              Statement of Earnings

 For the years ended December 31 (In millions)                              1999             1998            1997
                                                                        --------------   --------------  --------------
 REVENUES
 Time sales, loan and other income ..................................    $    17,893      $    14,518     $    11,877
 Operating lease rentals ............................................          6,020            5,402           4,819
 Financing leases....................................................          3,587            4,267           3,499
 Investment income ..................................................          4,390            4,184           4,071
 Premium and commission income of insurance affiliates (Note 11) ....          5,975            5,660           4,516
 Sales of goods .....................................................          8,740            7,374           4,622
                                                                        --------------   --------------  --------------
   Total revenues ...................................................         46,605           41,405          33,404
                                                                        --------------   --------------  --------------
 EXPENSES
 Interest ...........................................................          8,936            8,618           7,330
 Operating and administrative (Note 14) .............................         13,493           11,663           9,472
 Insurance losses and policyholder and annuity benefits (Note 11) ...          5,564            5,544           4,825
 Cost of goods sold .................................................          7,976            6,777           4,147
 Provision for losses on financing receivables (Note 4) .............          1,662            1,601           1,421
 Depreciation and amortization of buildings and equipment and
   equipment on operating leases (Notes 6 & 7) ......................          3,145            2,594           2,443
 Minority interest in net earnings of consolidated affiliates .......             68               49              40
                                                                        --------------   --------------  --------------
   Total expenses ...................................................         40,844           36,846          29,678
                                                                        --------------   --------------  --------------
 Earnings before income taxes .......................................          5,761            4,559           3,726
 Provision for income taxes (Note 15) ...............................         (1,553)          (1,185)           (997)
                                                                        --------------   --------------  --------------
 NET EARNINGS .......................................................   $      4,208     $      3,374    $      2,729
                                                                        ==============   ==============  ==============

                  Statement of Changes in Share Owners' Equity

 (In millions)                                                              1999             1998            1997
                                                                        --------------   --------------  --------------
 CHANGES IN SHARE OWNERS' EQUITY
 Balance at January 1 ...............................................   $     21,069     $     18,373    $     15,526
                                                                        --------------   --------------  --------------
 Dividends and other transactions with share owners (Note 13) .......         (1,086)            (706)           (826)
                                                                        --------------   --------------  --------------
 Changes other than transactions with share owners:
   Increases attributable to net earnings ...........................          4,208            3,374           2,729
   Unrealized (losses) gains on investment securities - net (Note 13)         (1,330)              22             996
   Currency translation adjustments (Note 13) .......................           (115)               6             (52)
                                                                        --------------   --------------  --------------
    Total changes other than transactions with share owners .........          2,763            3,402           3,673
                                                                        --------------   --------------  --------------
 Balance at December 31 .............................................   $     22,746     $     21,069    $     18,373
                                                                        ==============   ==============  ==============


See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                         Statement of Financial Position

 At December 31 (In millions)                                                             1999             1998
                                                                                      --------------  ---------------
 ASSETS

 Cash and equivalents ............................................................    $      6,505    $      3,080
 Investment securities (Note 2) ..................................................          59,173          57,275
 Financing receivables (Note 3):
    Time sales and loans, net of deferred income .................................          91,381          76,794
    Investment in financing leases, net of deferred income .......................          47,764          47,536
                                                                                      --------------  ---------------
                                                                                           139,145         124,330
    Allowance for losses on financing receivables (Note 4) .......................          (3,708)         (3,272)
                                                                                      --------------  ---------------
      Financing receivables - net ................................................         135,437         121,058
 Other receivables (Note 5) ......................................................          21,263          17,837
 Inventories .....................................................................           1,209             744
 Equipment on operating leases (at cost), less accumulated amortization of $7,391
   and $7,021 (Note 6) ...........................................................          23,603          20,941
 Buildings and equipment (at cost), less accumulated depreciation of $2,034 and
   $1,654 (Note 7) ...............................................................           4,728           2,876
 Intangible assets - net (Note 8) ................................................          13,073          12,033
 Other assets (Note 9) ...........................................................          42,450          33,206
                                                                                      --------------  ---------------
    Total assets .................................................................    $    307,441    $    269,050
                                                                                      ==============  ===============
 LIABILITIES AND SHARE OWNERS' EQUITY
 Short-term borrowings (Note 10) .................................................    $    123,073    $    107,419
 Long-term borrowings (Note 10) ..................................................          68,862          58,183
                                                                                      --------------  ---------------
    Total borrowings .............................................................         191,935         165,602
 Accounts payable ................................................................           8,759           7,974
 Insurance liabilities, reserves and annuity benefits (Note 11) ..................          60,775          54,435
 Other liabilities ...............................................................          12,678           9,934
 Deferred income taxes (Note 15) .................................................           8,781           8,899
                                                                                      --------------  ---------------
    Total liabilities ............................................................         282,928         246,844
                                                                                      --------------  ---------------
 Minority interest in equity of consolidated affiliates (Note 12) ................           1,767           1,137
                                                                                      --------------  ---------------
 Variable  cumulative  preferred stock, $100 par value,  liquidation  preference
   $100,000 per share (33,000 and 28,000 shares  authorized at December 31, 1999 and 1998, respectively,  26,000 and 23,000 shares outstanding at December 31,
   1999 and 1998, respectively) ..................................................               3               2
 Common stock, $200 par value (3,866,000 shares authorized and 3,837,825 shares
   outstanding at December 31, 1999 and 1998, respectively) ......................             768             768
 Additional paid-in capital ......................................................           5,383           4,933
 Retained earnings ...............................................................          17,011          14,340
 Accumulated unrealized (losses) gains on investment securities - net (a) ........            (163)          1,167
 Accumulated foreign currency translation adjustments (a) ........................            (256)           (141)
                                                                                      --------------  ---------------
    Total share owners' equity (Note 13) .........................................          22,746          21,069
                                                                                      --------------  ---------------
    Total liabilities and share owners' equity ...................................    $    307,441    $    269,050
                                                                                      ==============  ===============

          (a) The sum of accumulated unrealized (losses) gains on investment securities and accumulated foreign currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," as shown in Note 13, and was ($419) million and $1,026 million at year-end 1999 and 1998, respectively.

          See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                             Statement of Cash Flows

 For the years ended December 31 (In millions)                         1999             1998             1997
                                                                   ---------------  ---------------  ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings ....................................................     $  4,208        $   3,374         $   2,729
  Adjustments to reconcile net earnings to cash provided from operating activities:
     Depreciation and amortization of buildings and equipment and
       equipment on operating leases .............................        3,145            2,594             2,443
     Provision for losses on financing receivables ...............        1,662            1,601             1,421
     Amortization of goodwill and other intangibles ..............        1,083              858               695
     Increase in deferred income taxes ...........................          854              601               588
     Decrease (increase) in inventories ..........................          327               81              (244)
     (Decrease) increase in accounts payable .....................         (215)           1,491               138
     Increase in insurance liabilities and reserves ..............        2,085            2,466             1,825
     Other - net .................................................          750           (1,392)           (3,477)
                                                                   ---------------  ---------------  ---------------
   Cash from operating activities ................................       13,899           11,674             6,118
                                                                   ---------------  ---------------  ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in financing receivables (Note 19) .................      (11,349)          (6,117)           (1,898)
 Buildings and equipment and equipment on operating leases
    - additions ..................................................      (13,432)          (6,942)           (6,160)
    - dispositions ...............................................        6,252            4,027             2,209
 Payments for principal businesses purchased, net of cash acquired
    (Note 19) ....................................................       (9,823)         (15,959)           (3,820)
 All other investing activities (Note 19) ........................       (7,722)         (11,877)           (5,163)
                                                                   ---------------  ---------------  ---------------
   Cash used for investing activities ............................      (36,074)         (36,868)          (14,832)
                                                                   ---------------  ---------------  ---------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in borrowings (maturities of 90 days or less) ........        6,865           14,160            12,964
 Newly issued debt (maturities longer than 90 days) (Note 19) ....       46,556           41,440            20,825
 Repayments and other reductions (maturities longer than
     90 days) (Note 19) ..........................................      (26,924)         (31,027)          (22,757)
 Dividends paid ..................................................       (1,537)            (895)           (1,540)
 Issuance of variable cumulative preferred stock in excess of par
    value ........................................................          300               70               430
 Issuance of variable cumulative preferred stock by consolidated
    affiliate ....................................................          213              200               175
 All other financing activities (Note 19) ........................          127             (322)              191
                                                                   ---------------  ---------------  ---------------
   Cash from financing activities ................................       25,600           23,626            10,288
                                                                   ---------------  ---------------  ---------------
 INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR .....        3,425           (1,568)            1,574
 CASH AND EQUIVALENTS AT BEGINNING OF YEAR .......................        3,080            4,648             3,074
                                                                   ---------------  ---------------  ---------------
 CASH AND EQUIVALENTS AT END OF YEAR .............................    $   6,505        $   3,080         $   4,648
                                                                   ===============  ===============  ===============


See Notes to Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   Notes to Consolidated Financial Statements

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements represent the adding together of General Electric Capital Corporation ("the Parent") and all of its majority-owned and controlled affiliates ("consolidated affiliates"), (collectively called "the Corporation"). All outstanding common stock of the Parent is owned by General Electric Capital Services, Inc. ("GE Capital Services"), all of whose common stock is owned, directly or indirectly, by General Electric Company ("GE Company"). All significant transactions among the Parent and consolidated affiliates have been eliminated. Other associated companies, generally companies that are 20% to 50% owned and over which the Corporation, directly or indirectly, has significant influence, are included in other assets and valued at the appropriate share of equity plus loans and advances. Certain prior-year amounts have been reclassified to conform to the current year presentation.

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

Income from investment and insurance activities is discussed under insurance accounting policies.

Sales of Goods - A sale is recorded when title passes to the customer.

Cash and Equivalents - Certificates and other time deposits are treated as cash equivalents.

Recognition of Losses on Financing Receivables and Investments - The allowance for losses on small-balance receivables reflects management's best estimate of probable losses inherent in the portfolio determined principally on the basis of historical experience. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's best estimate of probable losses, including specific allowances for known troubled accounts.

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

When collateral is repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value of the asset less costs to sell, transferred to other assets and subsequently carried at the lower of cost or estimated fair value less costs to sell. This accounting method has been employed principally for specialized financing transactions.

Investment Securities - Investments in debt and marketable equity securities are reported at fair value based primarily on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Substantially all investment securities are designated as available for sale, with unrealized gains and losses included in equity, net of applicable taxes and other adjustments. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

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

NOTE 2.        INVESTMENT SECURITIES

A summary of investment securities follows:

                                                     Gross           Gross              Gross           Estimated
                                                    Amortized       unrealized       unrealized        fair value
 (In millions)                                        cost            gains            losses
                                                   --------------- ---------------- ---------------  ---------------
 December 31, 1999 Debt securities:
  U.S. corporate ...............................  $     27,726    $        160      $    (1,631)     $    26,255
  State and municipal ..........................         6,113              47             (254)           5,906
  Mortgage-backed ..............................         9,968             151             (310)           9,809
  Corporate - non-U.S. .........................         7,054             187             (161)           7,080
  Government - non-U.S. ........................         2,242              22              (16)           2,248
  U.S. government and federal agency ...........         1,637               4             (143)           1,498
 Equity securities .............................         4,829           1,663             (115)           6,377
                                                  --------------- ---------------- ---------------  ---------------
                                                   $    59,569    $      2,234      $    (2,630)     $    59,173
                                                  =============== ================ ===============  ===============
 December 31, 1998 Debt securities:
  U.S. corporate ...............................   $    24,858     $     1,194     $       (306)     $    25,746
  State and municipal ..........................         6,295             336               (6)           6,625
  Mortgage-backed ..............................         8,877             319              (99)           9,097
  Corporate - non-U.S. .........................         6,429             311              (84)           6,656
  Government - non-U.S. ........................         2,538              41               (7)           2,572
  U.S. government and federal agency ...........         1,543             187               (4)           1,726
 Equity securities .............................         4,652             321             (120)           4,853
                                                  --------------- ---------------- ---------------  ---------------
                                                   $    55,192     $     2,709     $       (626)     $    57,275
                                                  =============== ================ ===============  ===============

The majority of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages.

At December 31, 1999, contractual maturities of debt securities, other than mortgage-backed securities, were as follows:

                                                                                    Amortized cost    Estimated
 (In millions)                                                                                        fair value
                                                                                    --------------- ---------------
 Due in:
  2000 ............................................................................     $ 3,930         $ 4,008
  2001-2004 .......................................................................       9,891           9,843
  2005-2009 .......................................................................       9,380           8,945
  2010 and later ..................................................................      21,571          20,191

It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations. Proceeds from sales of investment securities in 1999 were $9,354 million ($11,092 million in 1998 and $8,485 million in 1997). Gross realized gains were $553 million in 1999 ($589 million in 1998 and $618 million in 1997). Gross realized losses were $327 million in 1999 ($198 million in 1998 and $81 million in 1997).

NOTE 3.        FINANCING RECEIVABLES

Financing receivables at December 31, 1999 and 1998, are shown below.

 (In millions)                                                                          1999             1998
                                                                                    ---------------  ---------------
 Time sales and loans:
   Consumer Services .............................................................. $     46,817     $     42,573
   Specialized Financing ..........................................................       24,373           16,204
   Mid-Market Financing ...........................................................       19,186           17,065
   Equipment Management ...........................................................          977              849
   Specialty Insurance ............................................................           28              103
                                                                                    ---------------  ---------------
    Time sales and loans - net of deferred income .................................       91,381           76,794
                                                                                    ---------------  ---------------
 Investment in financing leases:
   Direct financing leases ........................................................       43,719           43,695
   Leveraged leases ...............................................................        4,045            3,841
                                                                                    ---------------  ---------------
    Investment in financing leases ................................................       47,764           47,536
                                                                                    ---------------  ---------------
                                                                                         139,145          124,330
 Less allowance for losses (Note 4) ...............................................       (3,708)          (3,272)
                                                                                    ---------------  ---------------
                                                                                     $   135,437      $   121,058
                                                                                    ===============  ===============

Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 1999 and 1998, financing receivables included $15,661 million and $14,330 million, respectively, for commercial real estate loans and leases. Note 6 contains information on commercial airline loans and leases.

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

The Corporation's net investment in financing leases at December 31, 1999 and 1998, is shown below.

                                      Total financing leases    Direct financing leases       Leveraged leases
                                     -------------------------- ------------------------- --------------------------
 (In millions)                          1999          1998         1999         1998         1999          1998
                                     ------------- ------------ ------------ ------------ ------------ -------------
 Total minimum lease payments
    receivable .....................  $  68,151    $   66,513    $  47,062   $    47,436   $  21,089   $    19,077
 Less principal and interest on
   third-party nonrecourse debt ....    (17,184)      (15,176)           -            -      (17,184)     (15,176)
                                     ------------- ------------ ------------ ------------ ------------ -------------
   Net rentals receivable ..........     50,967        51,337       47,062       47,436        3,905        3,901
 Estimated unguaranteed residual
   value of leased assets ..........      7,142         6,806        4,930        4,991        2,212        1,815
 Less deferred income ..............    (10,345)      (10,607)      (8,273)      (8,732)      (2,072)      (1,875)
                                     ------------- ------------ ------------ ------------ ------------ -------------
   Investment in financing leases ..     47,764        47,536       43,719       43,695        4,045        3,841
 Less:  Allowance for losses .......       (580)         (619)        (508)        (519)         (72)        (100)
       Deferred taxes arising from
         financing leases ..........     (8,587)       (8,583)      (5,081)      (5,137)      (3,506)      (3,446)
                                     ------------- ------------ ------------ ------------ ------------ -------------
 Net investment in financing leases   $  38,597    $   38,334   $   38,130   $   38,039   $      467   $      295
                                     ============= ============ ============ ============ ============ =============


At December 31, 1999 the Corporation's contractual maturities for time sales and loans and net rentals receivable were:

(In millions)                                                                     Total time
                                                                                   sales and         Net rentals
Due in:                                                                            loans (a)       receivable (a)
                                                                                 ---------------  ------------------
  2000 ..........................................................................   $ 24,668           $  14,900
  2001...........................................................................     17,842              11,622
  2002 ..........................................................................     17,325               7,565
  2003 ..........................................................................      7,466               4,613
  2004 ..........................................................................      5,910               2,906
  Thereafter ....................................................................     18,170               9,361
                                                                                 ---------------  ------------------
                                                                                    $ 91,381           $  50,967
                                                                                 ===============  ==================


(a) Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.

Nonearning consumer receivables were $930 million and $1,250 million at December 31, 1999 and 1998, respectively, a substantial amount of which were private-label credit card loans. Nonearning and reduced-earning receivables other than consumer receivables were $932 million and $354 million at year-end 1999 and 1998, respectively.

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

An analysis of impaired loans at December 31, 1999 and 1998 is shown below.

 (In millions)                                                                          1999             1998
                                                                                   ---------------  ----------------
 Loans requiring allowance for losses .............................................     $   630           $   343
 Loans expected to be fully recoverable ...........................................         219               158
                                                                                   ---------------  ----------------
                                                                                        $   849           $   501
                                                                                   ===============  ================
 Allowance for losses .............................................................     $   178           $   109
 Average investment during year ...................................................         608               512
 Interest income earned while impaired (a) ........................................          27                39

 (a)  Principally on the cash basis.

NOTE 4.        ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

  (In millions)                                                          1999             1998             1997
                                                                     --------------   --------------   --------------
 Balance at January 1 ...........................................    $      3,272     $      2,802     $      2,693
 Provisions charged to operations ...............................           1,662            1,601            1,421
 Net transfers primarily related to acquisitions and sales ......             217              377              127
 Amounts written off - net ......................................          (1,443)          (1,508)          (1,439)
                                                                     --------------   --------------   --------------
 Balance at December 31 .........................................    $      3,708     $      3,272     $      2,802
                                                                     ==============   ==============   ==============

NOTE 5.        OTHER RECEIVABLES

At year-end 1999 and 1998, this account included reinsurance recoverables of $2,087 million and $2,188 million and insurance-related receivables of $2,393 million and $2,627 million, respectively. Premium receivables, policy loans and funds on deposit with reinsurers are included in insurance-related receivables. Also in other receivables are trade receivables, accrued investment income, operating lease receivables and a variety of sundry items.

NOTE 6.        EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 1999 and 1998, are shown below.

                                                                                        1999            1998
(In millions)                                                                      --------------  --------------
Original cost
   Vehicles .....................................................................  $      10,939   $       9,825
   Aircraft .....................................................................         10,591           9,321
   Railroad rolling stock .......................................................          3,323           2,804
   Marine shipping containers ...................................................          2,309           2,565
   Other ........................................................................          3,832           3,447
                                                                                   --------------- ---------------
                                                                                          30,994          27,962
  Accumulated amortization ......................................................         (7,391)         (7,021)
                                                                                   --------------- ---------------
                                                                                   $      23,603   $      20,941
                                                                                   =============== ===============

Amortization of equipment on operating leases was $2,673 million, $2,185 million and $2,102 million in 1999, 1998 and 1997, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1999 totaled $16,058 million and are due as follows: $4,177 million in 2000; $3,177 million in 2001; $2,332 million in 2002; $1,624 million in 2003; $1,086 million in 2004 and $3,662 million thereafter.

The Corporation acts as a lender and lessor to the commercial airline industry. At December 31, 1999 and 1998, the balance of such loans, leases and equipment leased to others was $11,772 million and $10,170 million, respectively. In addition, at December 31, 1999, the Corporation had issued financial guarantees and funding commitments of $59 million ($74 million at year-end 1998) and had placed multiyear orders for various Boeing and Airbus aircraft with list prices of approximately $9.9 billion ($9.4 billion at year-end 1998).

NOTE 7.        BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, data processing equipment, vehicles, furniture and office equipment. Depreciation expense was $472 million in 1999, $409 million in 1998 and $341 million in 1997.

NOTE 8.        INTANGIBLE ASSETS

Intangible assets at December 31, 1999 and 1998, are shown in the table below.

(In millions)                                                                             1999             1998
                                                                                      --------------  ---------------
Goodwill ..........................................................................   $      10,877        $ 10,143
Present value of future profits ("PVFP") ..........................................           1,704           1,479
Other intangibles .................................................................             492             411
                                                                                      --------------  ---------------
                                                                                      $      13,073        $ 12,033
                                                                                      ==============  ===============

The Corporation's intangible assets are shown net of accumulated amortization of $3,500 million at December 31, 1999, and $2,763 million at December 31, 1998.

PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 15% to 7% of the year-end 1999 unamortized balance for each of the next five years.

NOTE 9.        OTHER ASSETS

Other assets at December 31, 1999 and 1998, are shown in the table below.

(In millions)                                                                             1999             1998
                                                                                      --------------  ---------------
Investments:
  Assets acquired for resale ......................................................       $   3,406         $  6,164
  Investments in and advances to associated companies .............................          11,239            7,495
  Real estate ventures ............................................................           4,397            3,131
  Other ...........................................................................           4,174            2,935
                                                                                      --------------  ---------------
                                                                                             23,216           19,725
Separate accounts .................................................................          10,248            6,476
Servicing assets (a)...............................................................           1,669            1,606
Deferred insurance acquisition costs ..............................................           3,253            2,115
Other .............................................................................           4,064            3,284
                                                                                      --------------  ---------------
                                                                                          $  42,450        $  33,206
                                                                                      ==============  ===============

(a) Associated primarily with serviced residential mortgage loans amounting to $86 billion and $91 billion at December 31, 1999 and 1998, respectively.

Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 11 to the consolidated financial statements.

NOTE 10.       BORROWINGS

Total short-term borrowings at December 31, 1999 and 1998, consisted of the following:

                                                               1999                              1998
                                                  --------------------------------  --------------------------------
                                                  ---------------  ---------------  ---------------  ---------------
                                                                      Average                           Average
  (Dollars in millions)                               Amount          rate (a)          Amount          rate (a)
                                                  ---------------  ---------------  ---------------  ---------------
  Commercial paper - U.S. .......................    $  78,609          6.07%          $  77,076          5.38%
  Commercial paper - non-U.S. ....................      11,909          4.19               3,953          4.80
  Current portion of long-term debt ..............      22,902          5.59              14,645          5.66
  Other ..........................................       9,653                            11,745
                                                  ---------------                   ---------------
                                                     $ 123,073                         $ 107,419
                                                  ===============                   ===============

Total long-term borrowings at December 31, 1999 and 1998, were as follows:

                                                         1999
  (Dollars in millions)                                 average        Maturities          1999            1998
                                                       rate (a)
                                                      -------------   --------------  ---------------  --------------
  Senior notes ....................................        5.47%        2001-2055          $ 68,164        $ 57,486
  Subordinated notes (b) ..........................        8.04         2006-2012               698             697
                                                                                      ---------------  --------------
                                                                                           $ 68,862        $ 58,183
                                                                                      ===============  ==============

(a) Based on year-end balances and local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b) Guaranteed by GE Company.

Borrowings of the Corporation are addressed below from two perspectives - liquidity and interest rate management. Additional information about borrowings and associated swaps can be found in note 20.

Liquidity requirements of the Corporation are principally met through the credit markets. Maturities of long-term borrowings during the next five years, including the current portion of long-term debt, at December 31, 1999, were $22,902 million in 2000; $15,948 million in 2001; $12,763 million in 2002;
$9,503 million in 2003 and $7,922 million in 2004.

At December 31, 1999, the Corporation held committed lines of credit aggregating $32.5 billion with 118 banks, including $12 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. A total of $8.9 billion and $7.7 billion of these credit lines were also available for use by GE Capital Services and GE Company, respectively. Also, at December 31, 1999, substantially all of the approximately $4.2 billion of GE Company's credit lines were available for use by the Corporation or GE Capital Services. During 1999, amounts drawn under these lines were not significant. The Corporation compensates banks for credit facilities in the form of fees, which were insignificant in each of the past three years.

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

The following table shows the Corporation's borrowing positions at December 31, 1999 and 1998, considering the effects of swaps.

(In millions)                                                                             1999             1998
                                                                                      --------------  ---------------
Effective borrowings (including swaps)
Short-term ........................................................................      $  69,762        $  68,001
                                                                                      ==============  ===============
Long-term (including current portion)
  Fixed rate (a) ..................................................................      $  86,856        $  71,770
  Floating rate ...................................................................         35,317           25,831
                                                                                      --------------  ---------------
Total long-term ...................................................................      $ 122,173        $  97,601
                                                                                      ==============  ===============

 (a) Includes the notional amount of long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 1999, interest rate swap maturities ranged from 2000 to 2048, and average interest rates for fixed-rate borrowings (including "synthetic" fixed-rate borrowings) were 5.59% (6.01% at year-end 1998).

NOTE 11.       INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits at December 31, 1999 and 1998, are shown below.

(In millions)                                                                             1999             1998
                                                                                     ---------------   --------------
Investment contracts and universal life benefits ..................................      $  28,284         $ 26,995
Life insurance benefits and other (a) .............................................         15,528           13,725
Unpaid claims and claims adjustment expenses (b)...................................          3,235            3,721
Unearned premiums .................................................................          3,480            3,518
Separate accounts (see note 9) ....................................................         10,248            6,476
                                                                                     ---------------   --------------
                                                                                         $  60,775         $ 54,435
                                                                                     ===============   ==============

(a) Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 5% to 9% in both 1999 and 1998.

(b) Principally property and casualty reserves; includes amounts for both reported and incurred-but-not-reported claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.

When the Corporation cedes insurance to third parties, it is not relieved of its primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; allowances are established for such receivables from reinsurers.

A summary of activity affecting unpaid claims and claims adjustment expenses follows.

(In millions)                                                           1999             1998             1997
                                                                    --------------   --------------   --------------
  Balance at January 1 - gross ....................................$       3,721    $       3,670    $       1,907
  Less reinsurance recoverables ...................................         (578)            (438)            (117)
                                                                   ---------------  ---------------  ---------------
  Balance at January 1 - net ......................................        3,143            3,232            1,790
  Claims and expenses incurred:
    Current year ..................................................        2,286            2,469            1,989
    Prior years ...................................................         (328)            (184)              61
  Claims and expenses paid:
    Current year ..................................................       (1,210)          (1,222)          (1,144)
    Prior years ...................................................       (1,276)          (1,176)            (902)
  Claim reserves related to acquired companies ....................          136                6            1,360
  Other ...........................................................          (68)              18               78
                                                                   ---------------  ---------------  ---------------
  Balance at December 31 - net ....................................        2,683            3,143            3,232
  Add reinsurance recoverables ....................................          552              578              438
                                                                   ---------------  ---------------  ---------------
  Balance at December 31 - gross ..................................$       3,235    $       3,721    $       3,670
                                                                   ===============  ===============  ===============

Prior-year claims and expenses incurred in the preceding table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

Financial guarantees and credit life risk of insurance affiliates at December 31, 1999 and 1998, are summarized below.

(In millions)                                                                             1999             1998
                                                                                      --------------  ---------------
Guarantees, principally on municipal bonds and structured finance issues ..........   $     173,696   $     166,576
Mortgage insurance risk in force ..................................................          59,797          43,939
Credit life insurance risk in force ...............................................          26,427          31,018
Less reinsurance ..................................................................         (37,980)        (37,184)
                                                                                      --------------  ---------------
                                                                                      $     221,940   $     204,349
                                                                                      ==============  ===============

The effects of reinsurance on premiums written and premiums and commissions earned were as follows for the past three years.

                                    Premiums written                         Premiums and commissions earned
                      ----------------------------------------------  -----------------------------------------------
(In millions)             1999            1998            1997            1999            1998             1997
                      --------------  --------------  --------------  --------------  --------------  ---------------
Direct .............  $     6,378     $     5,696     $     4,541     $     6,108     $     5,547     $     4,500
Assumed ............          556             817             502             583             885             479
Ceded ..............         (534)           (698)           (493)           (716)           (772)           (463)
                      --------------  --------------  --------------  --------------  --------------  ---------------
Net ................  $      6,400    $      5,815    $      4,550    $      5,975    $      5,660    $      4,516
                      ==============  ==============  ==============  ==============  ==============  ===============

Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $386 million, $396 million and $334 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 12.       MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes preferred stock issued by a subsidiary with liquidation preference values of $1,421 million and $860 million as of December 31, 1999 and 1998, respectively. Dividend rates in local currency on the preferred stock ranged from 0.6% to 6.1% during 1999 and from 3.9% to 5.2% during 1998.

NOTE 13.       SHARE OWNERS' EQUITY

Changes in share owners' equity for each of the last three years were as follows:

(In millions)                                                           1999            1998            1997
                                                                    --------------  --------------  --------------
Variable Cumulative Preferred Stock Issued .......................  $           3   $           2   $           2
                                                                    --------------  --------------  --------------
Common Stock Issued ..............................................            768             768             768
                                                                    --------------  --------------  --------------
Accumulated nonowner changes other than earnings
Balance at January 1 .............................................          1,026             998              54
Unrealized (losses) gains on investment securities - net of
   deferred taxes of ($474), $139, and $663 ......................         (1,178)            276             996
Currency translation adjustments - net of deferred taxes of ($62),
   $5 and ($36) ..................................................           (115)              6             (52)
Reclassification adjustments - net of deferred taxes of ($82) and
   ($141) ........................................................           (152)           (254)              -
                                                                    --------------  --------------  --------------
Balance at December 31 ...........................................           (419)          1,026             998
                                                                    --------------  --------------  --------------
Other Capital
Balance at January 1 .............................................          4,933           4,744           4,024
Contributions ....................................................            450             189             720
                                                                    --------------  --------------  --------------
Balance at December 31 ...........................................          5,383           4,933           4,744
                                                                    --------------  --------------  --------------
Retained Earnings
Balance at January 1 .............................................         14,340          11,861          10,678
Net Earnings .....................................................          4,208           3,374           2,729
Dividends ........................................................         (1,537)           (895)         (1,546)
                                                                    --------------  --------------  --------------
Balance at December 31 ...........................................         17,011          14,340          11,861
                                                                    --------------  --------------  --------------
Total Share Owners' Equity .......................................  $      22,746   $      21,069   $      18,373
                                                                    ==============  ==============  ==============

All common stock is owned by GE Capital Services, all of the common stock of which is in turn owned, directly or indirectly, by GE Company.

Changes in fair value of available-for-sale investment securities are reflected, net of applicable taxes and other adjustments, in equity. The changes from year to year were primarily attributable to the effects of changes in year-end market interest rates on the fair value of the securities.

During 1999 and 1998, the Corporation issued 3,000 and 700 additional shares of its variable cumulative preferred stock, respectively. Dividend rates on the preferred stock ranged from 3.5% to 5.1% during 1999, 3.9% to 5.2% during 1998 and from 3.8% to 5.2% during 1997.

During 1998, the Corporation authorized 750,000 shares of preferred stock, $0.01 par value, none of which was issued or outstanding at December 31, 1999 or 1998.

At December 31, 1999 and 1998, the aggregate statutory capital and surplus of the insurance businesses totaled $9.6 billion and $9.4 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

NOTE 14.       OPERATING AND ADMINISTRATIVE EXPENSES

Employees and retirees of the Corporation are covered under a number of pension, health and life insurance plans. The principal pension plan is the GE Company Pension Plan, a defined benefit plan, while employees of certain affiliates are covered under separate plans. The Corporation provides health and life insurance benefits to certain of its retired employees, principally through GE Company's benefit program, as well as through plans sponsored by GE Global Insurance and other affiliates. The annual cost to the Corporation of providing these benefits is not material.

Rental expense relating to equipment the Corporation leases from others for the purposes of subleasing was $483 million in 1999, $439 million in 1998 and $392 million in 1997. Other rental expense was $552 million in 1999, $429 million in 1998 and $327 million in 1997, principally for the rental of office space and data processing equipment. Minimum future rental commitments under noncancelable leases at December 31, 1999 are $4,910 million; $810 million in 2000; $640 million in 2001; $586 million in 2002; $524 million in 2003; $400 million in 2004 and $1,950 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

Amortization of deferred insurance acquisition costs charged to operations in 1999, 1998 and 1997 was $1,031 million, $863 million and $543 million, respectively.

NOTE 15.       INCOME TAXES

The provision for income taxes is summarized in the following table.

   (In millions)                                                        1999             1998             1997
                                                                   ---------------  ---------------  ---------------
   Estimated amounts payable ......................................$         699   $         584    $          409
   Deferred tax expense from temporary differences ................          854             601               588
                                                                   ---------------  ---------------  ---------------
                                                                   $       1,553   $       1,185    $          997
                                                                   ===============  ===============  ===============

GE Company files a consolidated U.S. federal income tax return which includes the Corporation. The provision for estimated taxes payable includes the effect of the Corporation on the consolidated return.

Estimated amounts payable includes amounts applicable to non-U.S. jurisdictions of $765 million, $699 million and $573 million in 1999, 1998 and 1997, respectively.

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

U.S. income before taxes was $3.5 billion in 1999, $3.2 billion in 1998 and $2.4 billion in 1997. The corresponding amounts for non-U.S. based operations were $2.3 billion in 1999 and $1.3 billion in 1998 and 1997.

A reconciliation of the U.S. federal statutory rate to the actual income tax rate follows.

                                                                        1999             1998             1997
                                                                   ---------------  ---------------  ---------------
  Statutory U.S. federal income tax rate ..........................      35.0%            35.0%            35.0%
  Increase (reduction) in rate resulting from:
   Amortization of goodwill .......................................       0.9              1.0              1.1
   Tax-exempt income ..............................................      (2.7)            (3.2)            (3.2)
   Tax on International Activities Including Foreign Sales
     Corporation benefits .........................................      (5.2)            (1.5)            (2.6)
   Dividends received, not fully taxable ..........................      (1.5)            (1.8)            (1.8)
   Fuels credits ..................................................      (1.5)            (2.0)            (1.9)
   Other - net ....................................................       2.0             (1.5)             0.2
                                                                   ---------------  ---------------  ---------------
  Actual income tax rate ..........................................      27.0%            26.0%            26.8%
                                                                   ===============  ===============  ===============

Principal components of the net deferred tax liability balances at December 31, 1999 and 1998, were as follows:

(In millions)                                                                              1999             1998
Assets:                                                                               -------------    -------------
 Allowance for losses .............................................................    $     1,370      $     1,359
 Insurance reserves ...............................................................          1,035            1,012
 AMT credit carryforwards .........................................................          1,185              903
 Other ............................................................................          1,601            1,897
                                                                                       -------------    -------------
 Total deferred tax assets ........................................................          5,191            5,171
                                                                                       -------------    -------------
 Liabilities:
 Financing leases .................................................................          8,587            8,583
 Operating leases .................................................................          2,834            2,417
 Net unrealized (losses) gains on securities ......................................            (95)             655
 Other ............................................................................          2,646            2,415
                                                                                       -------------    -------------
 Total deferred tax liabilities ...................................................         13,972           14,070
                                                                                       -------------    -------------
 Net deferred tax liability .......................................................    $     8,781      $     8,899
                                                                                       =============    =============

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

The Corporation evaluates the performance of its operating segments primarily on the basis of net earnings. Details of total revenues and net earnings by operating segment are provided in Item 7. Management's Discussion and Analysis of Results of Operations under the heading Operating Segments on page 12 of this report.

Other specific information is provided below in accordance with the requirements of SFAS No. 131 because they are included as a component of overall segment net earnings or total assets.

(In millions)                           Depreciation and amortization (a)          Provision for income taxes
                                      --------------------------------------  --------------------------------------
For the years ended December 31          1999         1998          1997         1999         1998         1997
                                      ------------ ------------  -----------  -----------  -----------  -----------
Consumer Services .................   $   1,070    $     961     $     897    $     321    $     442    $     230
Equipment Management ..............       2,405        1,890         1,690          321          257          353
Mid-Market Financing ..............         548          405           398          241          239          198
Specialized Financing .............          57           51            50          457           41          170
Specialty Insurance ...............          41           53            40          132          103           40
All other .........................         107           92            63           81          103            6
                                      ------------ ------------  -----------  -----------  -----------  -----------
   Total ..........................   $   4,228    $   3,452     $   3,138    $   1,553    $   1,185    $      997
                                      ============ ============  ===========  ===========  ===========  ===========

                                        Time sales, loan, investment and
                                                other income (b)                        Interest expense
                                      --------------------------------------  --------------------------------------
For the years ended December 31          1999         1998          1997         1999         1998         1997
                                      ------------ ------------  -----------  -----------  -----------  -----------
Consumer Services .................    $ 12,251     $ 10,661     $   9,585    $   3,249    $   3,601    $   3,225
Equipment Management ..............       2,311        2,241         1,985        1,588        1,486        1,296
Mid-Market Financing ..............       2,329        1,719         1,160        2,027        1,674        1,276
Specialized Financing .............       3,926        2,645         2,192        1,814        1,541        1,436
Specialty Insurance ...............       1,250        1,301           953          481          538          427
All other .........................         216          135            73         (223)        (222)        (330)
                                      ------------ ------------  -----------  -----------  -----------  -----------
   Total ..........................    $ 22,283     $ 18,702      $ 15,948    $   8,936    $   8,618    $   7,330
                                      ============ ============  ===========  ===========  ===========  ===========

                                                                                  Property, plant and equipment
                                                                                 additions (including equipment
                                                     Assets                           leased to others) (c)
                                                 At December 31                  For the years ended December 31
                                      --------------------------------------  --------------------------------------
                                         1999         1998          1997         1999         1998         1997
                                      ------------ ------------  -----------  -----------  -----------  -----------
Consumer Services (d) (e) .........    $139,240     $130,861      $117,410    $   2,440      $ 2,218      $ 1,863
Equipment Management (e) ..........      42,892       37,902        33,403        7,956        4,408        4,314
Mid-Market Financing ..............      50,315       41,768        29,315        3,893        1,316          978
Specialized Financing (e)..........      47,001       35,807        28,810          155           88           36
Specialty Insurance ...............      19,075       19,355        17,760           11           22           31
All other .........................       8,918        3,357         2,079          950           25           64
                                      ------------ ------------  -----------  -----------  -----------  -----------
   Total ..........................    $307,441     $269,050      $228,777     $ 15,405      $ 8,077      $ 7,286
                                      ============ ============  ===========  ===========  ===========  ===========

(a) Includes amortization of goodwill and other intangibles.
(b) Principally interest income.
(c) Additions to property, plant and equipment (including equipment leased to others) include amounts relating to principal businesses purchased.
(d) In 1997, the Corporation recorded its share of Montgomery Ward Holding Corp. ("MWHC") losses of $380 million (after tax), by reducing its investments in MWHC, resulting in the writing off of its investment in MWHC common and preferred stock.
(e) Total assets of the Consumer Services, Equipment Management and Specialized Financing segments at December 31, 1999, include investments in and advances to non-consolidated affiliates of $3,643 million and
     $4,070 million, and $3,043 million, respectively, which contributed approximately $182 million and $328 million and $73 million, respectively, to segment pre-tax income for the year ended December 31, 1999.

NOTE 17.       QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data were as follows:

                                  First quarter        Second quarter        Third quarter        Fourth quarter
                               ------------------------------------------ -------------------- ---------------------
 (In millions)                    1999      1998       1999       1998       1999      1998       1999       1998
                               ---------- --------- ---------- ---------- -------------------- ---------- ----------
  Revenues ....................$ 10,190   $  9,501  $  11,129   $  9,984  $  11,753  $ 10,335  $  13,533  $  11,585
                               ---------- --------- ---------- ---------- ---------- --------- ---------- ----------
  Expenses:
  Interest ....................   2,020      1,948     2,133      2,105      2,189      2,076     2,594      2,489
  Operating and
     administrative and cost
     of goods sold ............   4,476      4,113     5,016      4,447      5,522      4,498     6,455      5,382
  Insurance losses and
     policyholder and annuity
     benefits .................   1,413      1,342     1,324      1,367      1,419      1,418     1,408      1,417
  Provision for losses on
     financing receivables ....     378        332       441        408        225        304       618        557
  Depreciation and
     amortization of
     buildings and equipment
     and equipment on
     operating leases .........     678        652       815        598        786        663       866        681
  Minority interest in net
     earnings of consolidated
     affiliates ...............      15         11        18         10         16         14        19         14
                               ---------- -------------------- ---------- ---------- --------- ---------- ----------
  Earnings before income
     taxes ....................   1,210      1,103     1,382      1,049      1,596      1,362     1,573      1,045
  Provision for income taxes ..    (305)      (323)     (350)      (236)      (435)      (432)     (463)      (194)
                               ---------- -------------------- ---------- ---------- --------- ---------- ----------
  Net earnings ................$    905   $    780  $  1,032   $    813   $  1,161   $    930  $  1,110   $    851
                               ========== ========= ========== ========== ========== ========= ========== ==========

NOTE 18.       RESTRICTED NET ASSETS OF AFFILIATES

Certain of the Corporation's consolidated affiliates are restricted from remitting funds to the Parent in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 1999, net assets of the Corporation's regulated affiliates amounted to $22.8 billion, of which $17.8 billion was restricted.

NOTE 19.       SUPPLEMENTAL CASH FLOWS INFORMATION

"Other - net operating activities" in the Statement of Cash Flows consists principally of adjustments to other liabilities, current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets, increases and decreases in assets held for sale, and other adjustments to assets.

The Statement of Cash Flows excludes certain noncash transactions that had no significant effect on the investing or financing activities of the Corporation.

Certain supplemental information related to the Corporation's cash flows were as follows for the past three years.

 (In millions)                                                           1999             1998             1997
                                                                     --------------   --------------  ---------------
 Financing receivables
 Increase in loans to customers .................................... $    (92,774)    $    (73,827)   $    (55,689)
 Principal collections from customers - loans ......................       83,629           63,407          50,679
 Investment in equipment for financing leases ......................      (18,173)         (20,298)        (16,420)
 Principal collections from customers - financing leases ...........       13,618           15,501          13,796
 Net change in credit card receivables .............................       (9,122)          (4,705)         (4,186)
 Sales of financing receivables ....................................       11,473           13,805           9,922
                                                                     --------------   --------------  ---------------
                                                                     $    (11,349)    $     (6,117)   $     (1,898)
                                                                     ==============   ==============  ===============
 All other investing activities
 Purchases of securities by insurance and annuity businesses ....... $    (15,897)    $    (17,728)   $    (11,700)
 Dispositions and maturities of securities by insurance and
    annuity businesses .............................................       13,432           14,231          10,261
 Proceeds from principal business dispositions .....................          176                -             241
 Other .............................................................       (5,433)          (8,380)         (3,965)
                                                                     --------------   --------------  ---------------
                                                                     $     (7,722)    $    (11,877)   $     (5,163)
                                                                     ==============   ==============  ===============
 Newly issued debt having maturities longer than 90 days
 Short-term (91 to 365 days) ....................................... $     15,799     $      5,881    $      3,502
 Long-term (longer than one year) ..................................       29,033           33,453          15,566
 Proceeds - nonrecourse, leveraged lease debt ......................        1,724            2,106           1,757
                                                                     --------------   --------------  ---------------
                                                                     $     46,556     $     41,440    $     20,825
                                                                     ==============   ==============  ===============
 Repayments and other reductions of debt having maturities longer than 90 days
 Short-term (91 to 365 days) ....................................... $    (21,211)    $    (25,901)   $    (21,320)
 Long-term (longer than one year) ..................................       (5,447)          (4,739)         (1,150)
 Principal payments - nonrecourse, leveraged lease debt ............         (266)            (387)           (287)
                                                                     --------------   --------------  ---------------
                                                                     $    (26,924)    $    (31,027)   $    (22,757)
                                                                     ==============   ==============  ===============
 All other financing activities
 Proceeds from sales of investment contracts ....................... $      7,092     $      4,914    $      4,462
 Redemption of investment contracts ................................       (6,965)          (5,355)         (4,453)
 Capital contributions from parent company .........................            -              119             182
                                                                     --------------   --------------  ---------------
                                                                     $        127     $       (322)   $        191
                                                                     ==============   ==============  ===============
 Cash paid during the year for:
 Interest .......................................................... $     (9,194)    $     (8,324)   $     (7,471)
 Income taxes ......................................................         (246)            (883)           (502)

Changes in operating assets and liabilities are net of acquisitions and dispositions of businesses.

"Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

(In millions)                                                             1999             1998             1997
                                                                      -------------    -------------    -------------
Fair value of assets acquired ...................................     $     14,888     $     23,431     $     15,190
Cash paid .......................................................           (9,737)         (16,986)          (4,736)
                                                                      -------------    -------------    -------------
Liabilities assumed .............................................     $      5,151     $      6,445     $     10,454
                                                                      =============    =============    =============

NOTE 20.       ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which the Corporation is a party. Apart from the Corporation's own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1999 or 1998. Assets and liabilities that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities and separate accounts.

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

Information about financial instruments that were not carried at fair value at December 31, 1999 and 1998, is shown below.

                                                1999                                             1998
                            -----------------------------------------------  -----------------------------------------------
                                              Assets (liabilities)                              Assets (liabilities)
                                        -----------------------------------              -----------------------------------
                                        Carrying                                         Carrying
                            Notional      amount     Estimated fair value     Notional     amount     Estimated fair value
                                                    -----------------------                           ----------------------
(In millions)                amount        (net)       High         Low        amount       (net)       High         Low
                            ----------  ----------- -----------  ----------  ----------- -----------  ----------  ----------
Assets
 Time sales and loans ..... $     (a)    $ 88,253    $ 88,139     $ 86,640    $    (a)    $ 74,141     $ 75,000    $ 73,820
 Integrated interest rate      14,978          18          70           70      13,217          16          (96)        (96)
 swaps ....................
 Purchased options ........     8,949          60         174          174      11,180         136          120         120
 Mortgage-related positions
  Mortgage purchase               669           -           -            -       1,983           -           15          15
    commitments............
  Mortgage sale                 1,452           -           4            4       3,276           -           (9)         (9)
  commitments .............
  Mortgages held for sale .       (a)       2,522       2,516        2,488         (a)       4,402        4,454       4,454
  Options, including           23,877          69          43           43      21,406          87          176         176
  "floors" ................
  Interest rate swaps and
  futures .................     4,054           -         (67)         (67)      6,662           -           49          49
 Other financial                  (a)       4,406       4,486        4,456         (a)       3,089        3,317       3,115
 instruments ..............

Liabilities
 Borrowings and related instruments
  Borrowings (b) (c).......       (a)    (191,935)   (190,767)    (190,767)        (a)    (165,602)    (167,814)   (167,814)
  Interest rate swaps .....    54,739           -        (113)        (113)     44,718           -       (1,275)     (1,275)
  Currency swaps ..........    22,859           -      (1,425)      (1,425)     29,645           -          252         252
  Currency forwards .......    26,770           -        (458)        (458)     22,864           -         (392)       (392)
 Investment contract
   benefits ...............       (a)     (23,798)    (23,294)     (23,294)        (a)     (22,609)     (22,529)    (22,529)
 Insurance - financial
   guarantees and credit
   life ...................   221,940      (2,722)     (2,765)      (2,866)    204,349      (3,091)      (3,298)     (3,390)
 Credit and liquidity
   support
   -securitizations .......    30,356          (8)         (8)          (8)     17,471         (29)         (29)        (29)
 Performance guarantees-
   principally letters of
   credit .................     2,773         (56)        (56)         (56)      2,340           -            -           -
 Other financial
   instruments.............     2,545      (1,473)     (1,444)      (1,444)      2,888      (1,921)      (1,190)     (1,190)
Other firm commitments
  Currency forwards .......     3,778         (14)        (41)         (41)      5,072           -          (52)        (52)
  Ordinary course of
    business lending
    commitments ...........     7,822           -           -            -       9,839           -          (12)        (12)
  Unused revolving credit
  lines
   Commercial .............    11,440           -           -            -       6,401           -            -           -
   Consumer - principally
     credit cards .........   145,531           -           -            -     132,475           -            -           -

(a) Not applicable.
(b) Includes effects of interest rate and currency swaps, which also are listed separately.
(c) See note 10.

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

Swaps of interest rates and currencies are used by the Corporation to optimize funding costs for a particular funding strategy (see note 10). Interest rate and currency swaps, along with purchased options and futures, are used by the Corporation to establish specific hedges of mortgage-related assets and to manage net investment exposures. Credit risk of these positions is evaluated by management under the credit criteria discussed below. As part of its ongoing customer activities, the Corporation also enters into swaps that are integrated into investments in or loans to particular customers and do not involve assumption of third-party credit risk. Such integrated swaps are evaluated and monitored like their associated investments or loans and are not therefore subject to the same credit criteria that would apply to a stand-alone position.

Counterparty credit risk - risk that counterparties will be financially unable to make payments according to the terms of the agreements - is the principal risk associated with swaps, purchased options and forwards. Gross market value of probable future receipts is one way to measure this risk, but is meaningful only in the context of net credit exposure to individual counterparties. At December 31, 1999 and 1998, this gross market risk amounted to $1.8 billion and $2.2 billion, respectively. Aggregate fair values that represent associated probable future obligations, normally associated with a right of offset against probable future receipts, amounted to $3.6 billion and $3.4 billion at December 31, 1999 and 1998, respectively.

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

         Counterparty credit criteria                                                    Credit rating

                                                                                  -----------------------------
                                                                                                   Standard &
                                                                                    Moody's          Poor's
                                                                                  -------------   -------------
         Term of transaction
            Between one and five years .........................................      Aa3             AA-
            Greater than five years ............................................      Aaa             AAA
         Credit exposure limits
            Up to $50 million ..................................................      Aa3             AA-
            Up to $75 million ..................................................      Aaa             AAA

o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

NOTE 21.       GEOGRAPHIC SEGMENT INFORMATION

The table below presents data by geographic region. Revenues shown below are classified according to their country of origin.

                                                 Revenues                             Long-lived assets
                                     For the years ended December 31                   At December 31
                                  ----------------------------------------  ----------------------------------------
 (In millions)                       1999          1998          1997          1999          1998          1997
                                  ------------  ------------  ------------  ------------  ------------  ------------
 United States .................  $   28,618     $  26,538     $  22,737     $  12,917     $  10,389    $    9,666
 Europe ........................      10,363         9,743         6,414         3,446         3,482         2,601
 Pacific Basin .................       3,722         1,418           940         1,311           625           270
 Global (a) ....................       1,788         1,682         1,669         8,959         8,160         7,543
 Other (b) .....................       2,114         2,024         1,644         1,698         1,161           944
                                  ------------  ------------  ------------  ------------  ------------  ------------
    Total ......................   $  46,605     $  41,405     $  33,404     $  28,331     $  23,817     $  21,024
                                  ============  ============  ============  ============  ============  ============

(a) Includes operations that cannot meaningfully be associated with specific geographic areas (for example, commercial aircraft and shipping containers used on ocean-going vessels).

(b) Principally the Americas other than the United States.

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

             Included in Part II of this report:

                Independent Auditors' Report

                Statement  of  Earnings  for each of the years in the three-year period  ended December 31, 1999

                Statement of Changes in Share Owners' Equity for each of the years in the three-year period ended December 31, 1999

                Statement of Financial Position at December 31, 1999 and 1998

                Statement of Cash Flows for each of the years in the three-year period ended December 31, 1999

                Notes to Consolidated Financial Statements

             Incorporated by reference:

                The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1999 (pages F-1 through F-44) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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

   Exhibit
   Number                          Description

   3(i) A complete copy of the Organization Certificate of the Corporation as last amended as of February 16, 1999 and currently in effect, consisting of the following: (a) the Organization Certificate of the Corporation as in effect immediately prior to the filing of the
          Certificate of Amendment as of April 21, 1995 (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December 31, 1993); (b) a Certificate of Amendment filed in the Office of the Superintendent of Banks of the State of New York (the "Office of the Superintendent") as of April 21, 1995 (Incorporated by reference to Exhibit 4(b) to the Corporation's
          Registration Statement on Form S-3, File No. 33-58771; (c) a Certificate of Amendment filed in the Office of the Superintendent as of May 11, 1995 (Incorporated by reference to Exhibit 4(c) to the Corporation's Registration Statement on form S-3, File No. 33-61257);
          (d) a Certificate of Amendment filed in the Office of the Superintendent as of June 28, 1995 (Incorporated by reference to
          Exhibit 4(d) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (e) a Certificate of Amendment filed in the Office of the Superintendent as of July 17, 1995 (Incorporated by reference to Exhibit 4(e) to the Corporation's Registration Statement on Form S-3, File No. 33-61257); (f) a Certificate of Amendment filed in the Office of the Superintendent as of November 1, 1995 (Incorporated by reference to Exhibit 3(i) to the Corporation's Form 10-K Report for the year ended December 31, 1995); (g) a Certificate of Amendment filed in the Office of the Superintendent as of September 27, 1996 (Incorporated by reference to Exhibit 4(g) to the Corporation's Registration Statement on Form S-3, File No. 333-13195); (h) a Certificate of Amendment filed in the Office of the Superintendent as of December 9, 1997 (Incorporated by reference to Exhibit 4(g) to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-13195); (i) a Certificate of Amendment filed in the Office of the Superintendent as of December 19, 1997 (Incorporated by reference to Exhibit 4(h) to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-13195); (j) a Certificate of Amendment filed in the Office of the Superintendent as of February 17, 1998 (Incorporated by reference to Exhibit 4(i) to the Corporation's Post-Effective
          Amendment No. 1 to Registration Statement on Form S-3, File No. 333-13195); (k) a Certificate of Amendment filed in the Office of the Superintendent as of June 24, 1998 (Incorporated by reference to Exhibit 4(l) to the Corporation's Post-Effective Amendment No. 2 to Registration Statement on Form S-3, file number 333-59707); (l) a Certificate of Amendment filed in the Office of the Superintendent as of July 23, 1998 (incorporated by reference to Exhibit 4(k) to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, file number 333-59707); and (m) a Certificate of Amendment filed in the Office of the Superintendent as of February 16, 1999 (Incorporated by reference to Exhibit 4(m) to the Corporation's Post-Effective Amendment No. 2 to Registration Statement on Form S-3, file number 333-59707); and (n) a Certificate of Amendment filed in the Office of the Superintendent as of April 15, 1999 (Incorporated by reference to Exhibit 4 (kk) to the Corporation's Post-Effective
          Amendment No. 2 to Registration Statement on Form S-3, File No. 333-87367)

   3(ii) A complete copy of the By-Laws of the Corporation as last amended on June 30, 1994, and currently in effect. (Incorporated by reference to Exhibit 3(ii) of the Corporation's Form 10-K Report for the year ended December 31, 1994).

   4(a) Second Amended and Restated Fiscal and Paying Agency Agreement dated as of March 31, 1999 among the Corporation, GE Capital Australia, GE Capital Australia Funding Pty Ltd, GE Capital Finance Australia, General Electric Capital Canada, Inc., GE Capital Canada Funding Company, GE Capital Canada Retailer Financial Services Company and The Chase Manhattan Bank, London Branch (Incorporated by reference to Exhibit 4(ee) to the Corporation's Post-Effective Amendment No. 4 to Registration Statement on Form S-3, File No. 333-59707).

   4(c) Form of Euro Medium-Term Note and Debt Security - Temporary Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(ff) to the Corporation's Post-Effective Amendment No. 4 to Registration Statement on Form S-3, File No. 333-59707).

   4(d) Form of Euro Medium-Term Note and Debt Security - Permanent Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(gg) to the Corporation's Post-Effective Amendment No. 4 to Registration Statement on Form S-3, File No. 333-59707).

   4(e) Form of Euro Medium-Term Note and Debt Security - Temporary Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(ii) to the Corporation's Post-Effective Amendment No. 4 to Registration Statement on Form S-3, File No. 333-59707).

   4(f) Form of Euro Medium-Term Note and Debt Security - Permanent Global Floating Rate Bearer Notes (Incorporated by reference to Exhibit 4(jj) to the Corporation's Post-Effective Amendment No. 4 to Registration Statement on Form S-3, File No. 333-59707).

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

   99(b) The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1999, (pages F-1 through F-44) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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

     (b)  Reports on Form 8-K

          None.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      GENERAL ELECTRIC CAPITAL CORPORATION

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

For the years ended December 31 (In millions)                             1999             1998             1997
                                                                      -------------    -------------    -------------
REVENUES .........................................................    $     5,527      $     5,310      $     4,867
                                                                      -------------    -------------    -------------
EXPENSES:
  Interest, net of allocations ...................................          7,096            5,444            3,548
  Operating and administrative ...................................          1,904            1,988            1,765
  Provision for losses on financing receivables ..................            241             (125)               4
  Depreciation and amortization ..................................            530              443              345
                                                                      -------------    -------------    -------------
                                                                            9,771            7,750            5,662
                                                                      -------------    -------------    -------------
Loss before income taxes and equity in earnings of affiliates ....         (4,244)          (2,440)            (795)
Income tax benefit ...............................................          1,734            1,008              439
Equity in earnings of affiliates .................................          6,718            4,806            3,085
                                                                      -------------    -------------    -------------
NET EARNINGS .....................................................          4,208            3,374            2,729
Dividends paid ...................................................         (1,537)            (895)          (1,546)
Retained earnings at January 1 ...................................         14,340           11,861           10,678
                                                                      -------------    -------------    -------------
RETAINED EARNINGS AT DECEMBER 31 .................................    $    17,011      $    14,340      $    11,861
                                                                      =============    =============    =============

See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                    CONDENSED STATEMENT OF FINANCIAL POSITION

 At December 31 (In millions)                                                             1999             1998
                                                                                      --------------   --------------
 ASSETS
 Cash and equivalents .............................................................   $     2,658      $        15
 Investment securities ............................................................         5,499            3,758
 Financing receivables:
  Time sales and loans ............................................................        24,957           21,546
  Investment in financing leases ..................................................        13,759           12,525
                                                                                      --------------   --------------
                                                                                           38,716           34,071
  Allowance for losses on financing receivables ...................................          (755)            (642)
                                                                                      --------------   --------------
     Financing receivables - net ..................................................        37,961           33,429
 Investments in and advances to affiliates ........................................       126,581          118,299
 Equipment on operating leases (at cost), less accumulated amortization of $938 and
  $906 ............................................................................         4,189            3,666
 Other assets .....................................................................        12,163           10,314
                                                                                      --------------   --------------
    Total assets ..................................................................    $  189,051       $  169,481
                                                                                      ==============   ==============
 LIABILITIES AND EQUITY
 Short-term borrowings ............................................................   $    99,237      $    93,670
 Long-term borrowings .............................................................        59,136           47,135
 Other liabilities ................................................................         4,806            4,982
 Deferred income taxes ............................................................         3,126            2,625
                                                                                      --------------   --------------
    Total liabilities .............................................................       166,305          148,412
                                                                                      --------------   --------------
Variable cumulative  preferred  stock,  $100 par value,  liquidation  preference
   $100,000 per share (33,000 and 28,000 shares  authorized at December 31, 1999 and 1998, respectively,  26,000 and 18,700 shares outstanding at December 31,
   1999 and 1998, respectively ....................................................             3                2
Common stock, $200 par value (3,866,000 shares authorized and 3,837,825 shares
   outstanding at December 31, 1999 and 1998, respectively)........................           768              768
 Additional paid-in capital .......................................................         5,383            4,933
 Retained earnings ................................................................        17,011           14,340
 Accumulated unrealized (losses) gains on investment securities - net (a) .........          (163)           1,167
 Accumulated foreign currency translation adjustments (a) .........................          (256)            (141)
                                                                                      --------------   --------------
    Total equity ..................................................................        22,746           21,069
                                                                                      --------------   --------------
    Total liabilities and equity ..................................................    $  189,051       $  169,481
                                                                                      ==============   ==============

(a) The sum of accumulated unrealized (losses) gains on investment securities and accumulated foreign currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," and was ($419) million and $1,026 million at year-end 1999 and 1998, respectively.

See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS

 For the years ended December 31 (In millions)                           1999             1998             1997
                                                                     --------------   --------------   --------------
 CASH USED FOR OPERATING ACTIVITIES ...............................  $     (1,537)    $       (628)    $       (872)
                                                                      --------------   --------------   --------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in loans to customers ...................................       (58,899)         (49,265)         (42,575)
 Principal collections from customers - loans .....................        55,114           46,902           42,486
 Investment in assets on financing leases .........................        (4,712)          (5,915)          (4,589)
 Principal collections from customers - financing leases ..........         2,788            3,207            2,665
 Net change in credit card receivables ............................           193             (709)           1,805
 Buildings, equipment and equipment on operating leases
    - additions ...................................................        (1,710)            (421)            (900)
    - dispositions ................................................           976              445              350
 Payments for principal businesses purchased, net of cash acquired         (9,823)         (15,959)          (4,736)
 Proceeds from principal business dispositions ....................           176                -              209
 Change in investment in and advances to affiliates ...............         6,193           (1,956)          (5,290)
 Other - net ......................................................        (4,687)          (2,372)           1,348
                                                                     --------------   --------------   --------------
    Cash used for investing activities ............................       (14,391)         (26,043)          (9,227)
                                                                     --------------   --------------   --------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in borrowings (less than 90-day maturities) ...........        (2,591)          14,263           15,537
 Newly issued debt
    - short-term (91-365 days) ....................................        14,081            5,881            4,066
    - long-term senior ............................................        25,016           25,381            9,700
 Proceeds - non-recourse, leveraged lease debt ....................           816            1,422            1,043
 Repayments and other reductions
    - short-term ..................................................       (17,291)         (16,553)         (18,379)
    - long-term senior ............................................           (97)          (3,109)            (787)
 Principal payments - non-recourse, leveraged lease debt ..........          (126)            (142)            (107)
 Dividends paid ...................................................        (1,537)            (895)          (1,540)
 Contributions to additional paid-in capital ......................             -              119              182
 Issuance of preferred stock in excess of par .....................           300               70              430
                                                                     --------------   --------------   --------------
    Cash from financing activities ................................        18,571           26,437           10,145
                                                                     --------------   --------------   --------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR .......         2,643             (234)              46
 CASH AND EQUIVALENTS AT BEGINNING OF YEAR ........................            15              249              203
                                                                     --------------   --------------   --------------
 CASH AND EQUIVALENTS AT END OF YEAR ..............................  $      2,658     $         15     $        249
                                                                     ==============   ==============   ==============


See Notes to Condensed Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Concluded)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Borrowings
Total long-term borrowings at December 31, 1999 and 1998 are shown below.

                                                        1999
                                                       average
  (Dollars in millions)                                rate (a)        Maturities          1999             1998
                                                   ---------------  ---------------  ---------------  ---------------
  Senior notes ....................................       5.61%       2001-2055           $ 58,438         $ 46,438
  Subordinated notes (b) ..........................       8.04        2006-2012                698              697
                                                                                     ---------------  ---------------
                                                                                          $ 59,136         $ 47,135
                                                                                     ===============  ===============

(a)  Includes the effects of associated interest rate and currency swaps.

(b)  Guaranteed by General Electric Company.

At December 31, 1999, long-term borrowing maturities during the next five years, including the current portion of long-term notes payable, are $19,565 million in 2000, $13,816 million in 2001, $11,379 million in 2002, $7,811 million in 2003, and $6,912 million in 2004.

Interest rates are managed by General Electric Capital Corporation ("GE Capital") in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. A variety of instruments, including interest rate and currency swaps and currency forwards, are employed to achieve management's interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly. At December 31, 1999 interest rate swap maturities ranged from 2000 to 2048, and average interest rates for fixed-rate borrowings (including "synthetic" fixed-rate borrowings) were 5.54% (6.16% at year end 1998).

Interest expense on the Condensed Statement of Current and Retained Earnings is net of interest income on loans and advances to majority owned affiliates of $1,129 million, $2,050 million and $2,971 million for 1999, 1998 and 1997, respectively.

Income Taxes

General Electric Company files a consolidated U.S. federal income tax return which includes GE Capital. Income tax benefit includes the effect of GE Capital on the consolidated return.

                                                                   Exhibit 4 (g)

                                                                  March 14, 2000

Securities and Exchange Commission
450 Fifth Street, N.W.

Washington, D.C. 20549

Subject: General Electric Capital Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1999 - File No. 1-6461

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

                                          Very truly yours,

                                          GENERAL ELECTRIC CAPITAL CORPORATION


                                          By: /s/ J.A. Parke
                                              J.A. Parke,
                                              Executive Vice President and
                                              Chief Financial Officer

                                                                  Exhibit 12 (a)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                           AND CONSOLIDATED AFFILIATES

                Computation of Ratio of Earnings to Fixed Charges

                                                                       Years ended December 31
                                                   ------------------------------------------------------------------
  (Dollars in millions)                                1999         1998          1997         1996         1995
                                                   ------------- ------------ ----------- -------------- ------------
  Net earnings .................................... $   4,208     $   3,374    $   2,729     $  2,632      $  2,261
  Provision for income taxes ......................     1,553         1,185          997        1,172         1,071
  Minority interest ...............................        68            49           40           86            81
                                                   ------------- ------------ ----------- -------------- ------------
  Earnings before income taxes and minority
   interest .......................................     5,829         4,608        3,766        3,890         3,413
                                                   ------------- ------------ -------------------------- ------------
  Fixed charges:
   Interest .......................................     9,183         8,772        7,440        7,114         6,520
   One-third of rentals ...........................       345           289          240          177           170
                                                   ------------- ------------ -------------------------- ------------
  Total fixed charges .............................     9,528         9,061        7,680        7,291         6,690
                                                   ------------- ------------ -------------------------- ------------
  Less interest capitalized, net of amortization ..       (87)          (88)         (52)         (41)          (21)
                                                   ------------- ------------ -------------------------- ------------
  Earnings before income taxes and minority
   interest plus fixed charges .................... $  15,270     $  13,581    $  11,394    $  11,140     $  10,082
                                                   ============= ============ ========================== ============
  Ratio of earnings to fixed charges ..............      1.60         1.50          1.48         1.53         1.51
                                                   ============= ============ ========================== ============

                                                                  Exhibit 12 (b)

                      GENERAL ELECTRIC CAPITAL CORPORATION

                           AND CONSOLIDATED AFFILIATES

          Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends



                                                                        Years ended December 31

                                                    -----------------------------------------------------------------
 (Dollars in millions)                                 1999          1998         1997         1996          1995
                                                    ------------  -----------  ------------ ------------  -----------
 Net earnings ....................................  $   4,208     $   3,374    $   2,729    $   2,632     $   2,261
 Provision for income taxes ......................      1,553         1,185          997        1,172         1,071
 Minority interest ...............................         68            49           40           86            81
                                                    ------------  -----------  ------------ ------------  -----------
 Earnings before income taxes and minority
  interest .......................................      5,829         4,608        3,766        3,890         3,413
                                                    ------------  -----------  ------------ ------------  -----------
 Fixed charges:
   Interest ......................................      9,183         8,772        7,440        7,114         6,520
   One-third of rentals ..........................        345           289          240          177           170
                                                    ------------  -----------  ------------ ------------  -----------
 Total fixed charges .............................      9,528         9,061        7,680        7,291         6,690
 Less interest capitalized, net of amortization ..        (87)          (88)         (52)         (41)          (21)
                                                    ------------  -----------  ------------ ------------  -----------
 Earnings before income taxes and minority
  interest plus fixed charges ....................   $ 15,270      $ 13,581     $ 11,394     $ 11,140      $ 10,082
                                                    ============  ===========  ============ ============  ===========
 Preferred stock dividend requirements ...........  $     115     $      97     $     78     $     76      $     57
 Ratio of earnings before provision for income
  taxes to net earnings ..........................       1.37          1.35         1.37         1.45          1.47
                                                    ------------  -----------  ------------ ------------  -----------
 Preferred stock dividend factor on pre-tax basis         157           131          107          110            84
 Fixed charges ...................................      9,528         9,061        7,680        7,291         6,690
                                                    ------------  -----------  ------------ ------------  -----------
 Total fixed charges and preferred stock dividend
  requirements ...................................  $   9,685     $   9,192    $   7,787    $   7,401     $   6,774
                                                    ============  ===========  ============ ============  ===========
 Ratio of earnings to combined fixed charges and
  preferred stock dividends ......................       1.58          1.48         1.46         1.51          1.49
                                                    ============  ===========  ============ ============  ===========

                                                                 Exhibit 23 (ii)

To the Board of Directors
General Electric Capital Corporation:

We consent to incorporation by reference in the Registration Statements (Nos. 33-43420, 33-51793, 333-22265, 333-59977, 333-76479 and 333-87367) on Form S-3
of General Electric Capital Corporation, and in the Registration Statement (No. 33-39596) on Form S-3 jointly filed by General Electric Capital Corporation and General Electric Company, of our report dated February 4, 2000, relating to the statement of financial position of General Electric Capital Corporation and consolidated affiliates as of December 31, 1999 and 1998, and the related statements of earnings, changes in share owners' equity and cash flows for each of the years in the three-year period ended December 31, 1999, and the related schedule, which report appears in the December 31, 1999 annual report on Form 10-K of General Electric Capital Corporation.

/s/ KPMG LLP

Stamford, Connecticut
March 14, 2000

                                                                      Exhibit 24

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Corporation, a New York corporation (the "Corporation"), hereby constitutes and appoints Denis J. Nayden, James A. Parke, Joan C. Amble and Nancy E. Barton, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 1999, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 14th day of March, 2000.

/s/ Denis J. Nayden                       /s/ James A. Parke
-----------------------------             ----------------------------
Denis J. Nayden,                          James A. Parke,
Director, President and                   Director, Executive Vice President and
Chief Executive Officer                   Chief Financial Officer
(Principal Executive Officer)             (Principal Financial Officer)



                                    /s/ Joan C. Amble
                                    -----------------
                                    Joan C. Amble,
                                    Vice President and Controller
                                    (Principal Accounting Officer)












                                                                  (Page 1 of 2)

                                              /s/ Robert L. Nardelli
-------------------------------------         ----------------------------------
Nigel D.T. Andrews,                           Robert L. Nardelli,
Director                                      Director

/s/ Nancy E. Barton
-------------------------------------         ----------------------------------
Nancy E. Barton,                              Michael A. Neal,
Director                                      Director

/s/ James R. Bunt                             /s/ Gary M. Reiner
-------------------------------------         ----------------------------------
James R. Bunt,                                Gary M. Reiner,
Director                                      Director

/s/ David L. Calhoun                          /s/ John M. Samuels
-------------------------------------         ----------------------------------
David L. Calhoun,                             John M. Samuels,
Director                                      Director

/s/ Dennis D. Dammerman                       /s/ Keith S. Sherin
-------------------------------------         ----------------------------------
Dennis D. Dammerman,                          Keith S. Sherin,
Director                                      Director


-------------------------------------         ----------------------------------
Benjamin W. Heineman, Jr.,                    Edward D. Stewart,
Director                                      Director

/s/ Jeffrey R. Immelt                         /s/ John F. Welch, Jr.
-------------------------------------         ----------------------------------
Jeffrey R. Immelt,                            John F. Welch, Jr.,
Director                                      Director

/s/ W. James McNerney, Jr.
-------------------------------------         ----------------------------------
W. James McNerney, Jr.,                       William A. Woodburn,
Director                                      Director

/s/ John H. Myers
-------------------------------------
John H. Myers,
Director




A MAJORITY OF THE BOARD OF DIRECTORS









                                                                   (Page 2 of 2)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      GENERAL ELECTRIC CAPITAL CORPORATION

March 14, 2000                     By:  /s/ Denis J. Nayden
                                        ---------------------------------------
                                        (Denis J. Nayden)
                                        President
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signature                        Title                            Date

/s/ Denis J. Nayden          Director, President and              March 14, 2000
-----------------------      Chief Executive Officer
(Denis J. Nayden)            (Principal Executive Officer)


/s/ James A. Parke           Director, Executive Vice President   March 14, 2000
-----------------------      and Chief Financial Officer
(James A. Parke)             (Principal Financial Officer)


/s/ Joan C. Amble            Vice President and Controller        March 14, 2000
----------------------       (Principal Accounting Officer)
(Joan C. Amble)


NANCY E. BARTON *                         Director
JAMES R. BUNT *                           Director
DAVID L. CALHOUN *                        Director
DENNIS D. DAMMERMAN *                     Director
JEFFREY R. IMMELT *                       Director
W. JAMES McNERNEY, JR. *                  Director
JOHN H. MYERS *                           Director
ROBERT L. NARDELLI *                      Director
DENNIS J. NAYDEN *                        Director
JAMES A. PARKE *                          Director
GARY M. REINER *                          Director
JOHN M. SAMUELS *                         Director
KEITH S. SHERIN *                         Director
JOHN F. WELCH, JR. *                      Director


A MAJORITY OF THE BOARD OF DIRECTORS

*By:         /s/ Joan C. Amble                                   March 14, 2000
         ---------------------------
              (Joan C. Amble)
              Attorney-in-fact
                                       54