Form 10-Q
period 2000-07-01
GENERAL ELECTRIC CAPITAL CORP
filed 2000-07-26
CIK 40554

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

                   For the quarterly period ended July 1, 2000
                                  ------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At July 26, 2000, 3,837,825 shares of common stock with a par value of $200 were outstanding.

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


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
              Condensed Statement of Current and Retained Earnings
                                   (Unaudited)

                                                                 Three Months Ended                     Six Months Ended
                                                          ----------------------------------- -------------------------------------
                                                             July 1,           June 26,            July 1,           June 26,
   (In millions)                                               2000              1999               2000               1999
                                                          ----------------  ----------------- ------------------   ----------------
   Revenues

   Revenues from services .............................     $     11,327      $      9,168    $       22,399        $       17,718
   Sales of goods .....................................            2,405             1,961             4,638                 3,601
                                                          ----------------   ----------------- ------------------  ----------------
                                                                  13,732            11,129            27,037                21,319
                                                          ----------------   ----------------- ------------------  ----------------
   Expenses
   Interest ...........................................            2,660             2,133             5,084                 4,153
   Operating and administrative .......................            3,965             3,210             8,009                 6,175
   Cost of goods sold .................................            2,238             1,806             4,308                 3,317
   Insurance losses and policyholder and annuity benefits          2,166             1,324             3,694                 2,737
   Provision for losses on financing receivables ......              406               441               914                   819
   Depreciation and amortization of buildings and equipment and
      equipment on operating leases ...................              683               815             1,639                 1,493
   Minority interest in net earnings of consolidated affiliates       21                18                40                    33
                                                          ----------------   ----------------- ------------------  ----------------
                                                                  12,139             9,747            23,688                18,727
                                                          ----------------   ----------------- ------------------  ----------------
   Earnings
   Earnings before income taxes .......................            1,593             1,382             3,349                 2,592
   Provision for income taxes..........................             (391)             (350)             (940)                 (655)
                                                          ----------------   ----------------- ------------------  ----------------
   Net Earnings .......................................            1,202             1,032             2,409                 1,937
   Dividends ..........................................             (474)             (434)             (945)                 (845)
   Retained earnings at beginning of period ...........           17,747            14,834            17,011                14,340
                                                          ----------------  ----------------- ------------------   ----------------
   Retained earnings at end of period .................     $     18,475    $       15,432     $      18,475        $       15,432
                                                          ================  ================= ==================   ================













See Notes to Condensed, Consolidated Financial Statements.


        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
                    Condensed Statement of Financial Position

                                                                                      July 1,          December 31,
 (In millions)                                                                         2000                1999
                                                                                 -----------------   -----------------
                                                                                    (Unaudited)
 Assets
 Cash and equivalents ......................................................      $        9,829     $        6,505
 Investment securities .....................................................              63,049             59,173
 Financing receivables:
    Time sales and loans, net of deferred income ...........................              96,612             91,381
    Investment in financing leases, net of deferred income .................              48,508             47,764
                                                                                 -----------------   -----------------
                                                                                         145,120            139,145
    Allowance for losses on financing receivables ..........................              (3,866)            (3,708)
                                                                                 -----------------   -----------------
       Financing receivables - net .........................................             141,254            135,437
 Other receivables - net ...................................................              18,018             21,263
 Inventories ...............................................................               1,315              1,209
 Equipment on operating leases (at cost), less accumulated amortization of
    $7,711 and $7,391 ......................................................              24,529             23,603
 Intangible assets .........................................................              13,627             13,073
 Other assets ..............................................................              50,838             47,178
                                                                                 -----------------   -----------------
         Total assets ......................................................      $      322,459     $      307,441
                                                                                 =================   =================

 Liabilities and share owner's equity
 Short-term borrowings .....................................................      $      115,137     $      123,073
 Long-term borrowings:
    Senior .................................................................              73,595             68,165
    Subordinated ...........................................................                 697                697
 Insurance liabilities, reserves and annuity benefits ......................              80,240             60,775
 Other liabilities .........................................................              19,421             21,437
 Deferred income taxes .....................................................               8,571              8,781
                                                                                 -----------------   -----------------
         Total liabilities .................................................             297,661            282,928
                                                                                 -----------------   -----------------
 Minority interest in equity of consolidated affiliates ....................               1,388              1,767
                                                                                 -----------------   -----------------
 Accumulated unrealized losses on investment securities - net ..............                (858)              (163)
 Accumulated foreign currency translation adjustments ......................                (361)              (256)
                                                                                 -----------------   -----------------
 Accumulated non-owner changes in share owner's equity .....................              (1,219)              (419)
 Capital stock .............................................................                 771                771
 Additional paid-in capital ................................................               5,383              5,383
 Retained earnings .........................................................              18,475             17,011
                                                                                 -----------------   -----------------
         Total share owner's equity ........................................              23,410             22,746
                                                                                 -----------------   -----------------
         Total liabilities and share owner's equity ........................      $      322,459     $      307,441
                                                                                 =================   =================




See Notes to Condensed, Consolidated Financial Statements.


        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                -------------------------------------
                                                                                   July 1,             June 26,
 (In millions)                                                                      2000                 1999
                                                                               -----------------   ------------------
 Cash Flows From Operating Activities

 Net earnings ..............................................................   $        2,409      $        1,937
   Adjustments to reconcile net earnings to cash provided from operating activities:
      Provision for losses on financing receivables ........................              914                 819
      Depreciation and amortization of buildings and equipment and
        equipment on operating leases ......................................            1,639               1,493
      Other - net ..........................................................           (3,477)              3,191
                                                                               -----------------   ------------------
         Cash from operating activities ....................................            1,485               7,440
                                                                               -----------------   ------------------
 Cash Flows From Investing Activities

 Increase in loans to customers ............................................          (47,603)            (39,179)
 Principal collections from customers - loans ..............................           45,046              34,364
 Investment in equipment for financing leases ..............................           (9,159)             (7,949)
 Principal collections from customers - financing leases ...................            7,211               6,419
 Net change in credit card receivables .....................................             (717)                858
 Buildings and equipment and equipment on operating leases:
      - additions ..........................................................           (5,666)             (4,153)
      - dispositions .......................................................            3,209               3,784
 Payments for principal businesses purchased, net of cash acquired .........             (315)             (5,733)
 Purchases of securities by insurance and annuity businesses ...............          (12,059)             (7,244)
 Dispositions and maturities of securities by insurance and annuity
   businesses ..............................................................            7,568               6,073
 Other - net ...............................................................            1,634              (2,831)
                                                                               -----------------   ------------------
         Cash used for investing activities ................................          (10,851)            (15,591)
                                                                               -----------------   ------------------
 Cash Flows From Financing Activities

 Net change in borrowings (maturities 90 days or less) .....................              521               6,547
 Newly issued debt  -  short-term (maturities 91-365 days) .................            3,859               2,541
                     -  long-term (longer than one year) ...................           14,756              11,455
 Proceeds - non-recourse, leveraged lease debt .............................              383                 320
 Repayments and other reductions:
                    -  short-term (maturities 91-365 days) .................          (16,896)            (10,249)
                    -  long-term (longer than one year) ....................           (1,555)             (1,130)
 Principal payments - non-recourse, leveraged lease debt ...................             (118)               (228)
 Proceeds from sales of investment contracts ...............................            4,057               3,576
 Cash received upon assumption of Toho Mutual Life Insurance Company
   insurance liabilities ...................................................           13,177                   -
 Redemption of investment contracts ........................................           (4,549)             (3,384)
 Dividends paid ............................................................             (945)               (845)
 Issuance of preferred stock in excess of par value ........................                -                 315
                                                                               -----------------   ------------------
         Cash from financing activities ....................................           12,690               8,918
                                                                               -----------------   ------------------
 Increase in Cash and Equivalents ..........................................            3,324                 767
 Cash and Equivalents at Beginning of Period ...............................            6,505               3,080
                                                                               -----------------   ------------------
 Cash and Equivalents at End of Period .....................................   $        9,829      $        3,847
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

3. The Financial Accounting Standards Board ("FASB") has issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for the Corporation on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in balance sheets at fair value, and changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Changes in the values of derivatives meeting these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of qualifying changes in fair value are to be recorded in equity pending recognition in earnings. Management has not determined the total probable effects on its financial statements of adopting SFAS No. 133, as amended, and does not believe that an estimate of such effects would be meaningful at this time.

4. A summary of changes in share owner's equity that do not result directly from transactions with share owners is provided below.

                                                                                          Three Months Ended
                                                                                     July 1,             June 26,
(In millions)                                                                          2000                1999
                                                                                 -----------------   -----------------
 Net earnings ..............................................................      $       1,202        $      1,032
 Unrealized losses on investment securities - net ..........................               (496)             (1,104)
 Foreign currency translation adjustments ..................................                (12)                (13)
                                                                                 -----------------   -----------------
   Total ...................................................................      $         694       $         (85)
                                                                                 =================   =================

                                                                                           Six Months Ended
                                                                                     July 1,             June 26,
(In millions)                                                                          2000                1999
                                                                                 -----------------   -----------------
 Net earnings ..............................................................      $       2,409       $       1,937
 Unrealized losses on investment securities - net ..........................               (695)             (1,464)
 Foreign currency translation adjustments ..................................               (105)                (62)
                                                                                 -----------------   -----------------
   Total ...................................................................      $       1,609       $         411
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

6. Revenues and net earnings of the Corporation, by operating segment, for the three and six months ended July 1, 2000 and June 26, 1999 were as follows:

                                                                  Three Months Ended                     Six Months Ended
                                                           ----------------------------------   -----------------------------------
                                                               July 1,        June 26, 1999         July 1,           June 26,
 (In millions)                                                  2000                                 2000               1999
                                                           ----------------  ----------------   ----------------   ----------------
 Revenues

 Consumer Services ......................................  $        6,165    $        4,457     $       11,575    $         8,834
 Equipment Management ...................................           3,652             4,073              7,370              7,618
 Mid-Market Financing ...................................           1,307             1,128              2,563              2,127
 Specialized Financing ..................................           1,368               988              3,049              1,765
 Specialty Insurance ....................................             424               414                835                839
 All other ..............................................             816                69              1,645                136
                                                           ----------------  ----------------  ----------------   ----------------
   Total revenues .......................................  $       13,732    $       11,129     $       27,037    $        21,319
                                                           ================  ================   ================  ================

 Net Earnings
 Consumer Services .....................................   $          333    $          229     $          609    $           450
 Equipment Management ..................................              167               222                318                432
 Mid-Market Financing ..................................              147               128                299                242
 Specialized Financing .................................              406               280                998                474
 Specialty Insurance ...................................              124               156                243                279
 All other .............................................               25                17                (58)                60
                                                            ----------------  ----------------  ----------------  ----------------
   Total net earnings ..................................   $        1,202    $        1,032     $        2,409    $         1,937
                                                           ================  ================   ================  ================


Item 2. Management's Discussion and Analysis of Results of Operations

Overview

Net earnings for the first six months of 2000 were $2,409 million, a $472 million (24%) increase over the first six months of 1999. The results reflected the globalization and diversity of the Corporation's businesses. The improvement in earnings was largely attributable to higher levels of asset gains and the effects of continued asset growth, principally from acquisitions of businesses and portfolios.

Operating Results

Total Revenues from all sources increased $5,718 million (27%) to $27,037 million for the first six months of 2000, compared with $21,319 million for the first six months of 1999. This increase primarily reflected a combination of acquisition and core growth in the Consumer Services segment, asset gains and core growth in the Specialized Financing segment, and core growth in the Specialty Insurance and Mid-Market Financing segments.

Interest expense for the first six months of 2000 was $5,084 million, 22% higher than for the first six months of 1999. The increase reflected higher interest rates and higher average borrowings used to finance asset growth. The composite interest rate on the Corporation's borrowings for the first six months of 2000 was 5.64% compared with 5.20% in the first six months of 1999.

Operating and administrative expenses were $8,009 million for the first six months of 2000, a 30% increase over the first six months of 1999. The increase primarily reflected increases in insurance commissions and other costs associated with businesses and portfolios acquired over the past year. Excluding the effects of other costs associated with businesses and portfolios acquired over the past year, operating and administrative expenses would have increased less than 10%.

Cost of goods sold is associated with activities of the Corporation's computer equipment distribution business and retail operation. This cost amounted to $4,308 million for the first six months of 2000, compared with $3,317 million for the first six months of 1999. The increase primarily reflected the consolidation of the retail operation.

Insurance losses and policyholder and annuity benefits increased $957 million to $3,694 million for the first six months of 2000, compared with the first six months of 1999. The increase primarily reflected the effects of business acquisitions and growth in premium volume throughout the period, partially offset by improved market conditions in the mortgage insurance business.

Provision for losses on financing receivables was $914 million for the first six months of 2000 compared with $819 million for the first six months of 1999. These provisions principally related to credit cards, personal loans and auto loans and auto leases in the Consumer Services segment, which are discussed below under Portfolio Quality.

Depreciation and amortization of buildings and equipment and equipment on operating leases increased $146 million to $1,639 million for the first six months of 2000 compared with $1,493 million for the first six months of 1999. The increase was principally the result of higher shorter-lived levels of equipment on operating leases, primarily reflecting acquisition growth.

Provision for income taxes was $940 million for the first six months of 2000 (an effective tax rate of 28.1%), compared with $655 million for the first six months of 1999 (an effective tax rate of 25.3%). The higher effective tax rate primarily reflected increased earnings taxed at statutory rates.

Operating Segments

Revenues and net earnings of the Corporation, by operating segment, for the three and six months ended July 1, 2000 and June 26, 1999 are summarized and discussed below.

                                                                  Three Months Ended                     Six Months Ended
                                                           ----------------------------------   -----------------------------------
                                                               July 1,        June 26, 1999         July 1,           June 26,
 (In millions)                                                  2000                                 2000               1999
                                                           ----------------  ----------------   ----------------   ----------------
 Revenues

 Consumer Services ......................................  $        6,165    $        4,457     $       11,575    $         8,834
 Equipment Management ...................................           3,652             4,073              7,370              7,618
 Mid-Market Financing ...................................           1,307             1,128              2,563              2,127
 Specialized Financing ..................................           1,368               988              3,049              1,765
 Specialty Insurance ....................................             424               414                835                839
 All other ..............................................             816                69              1,645                136
                                                           ----------------  ----------------  ----------------   ----------------
   Total revenues .......................................  $       13,732    $       11,129     $       27,037    $        21,319
                                                           ================  ================   ================  ================

 Net Earnings
 Consumer Services .....................................   $          333    $          229     $          609    $           450
 Equipment Management ..................................              167               222                318                432
 Mid-Market Financing ..................................              147               128                299                242
 Specialized Financing .................................              406               280                998                474
 Specialty Insurance ...................................              124               156                243                279
 All other .............................................               25                17                (58)                60
                                                            ----------------  ----------------  ----------------  ----------------
   Total net earnings ..................................   $        1,202    $        1,032     $        2,409    $         1,937
                                                           ================  ================   ================  ================



Consumer Services revenues increased 31% and net earnings increased 35% for the first six months of 2000, compared with the first six months of 1999. The increase in revenues was led by acquisition-related and core growth in the consumer savings and insurance, U.S. consumer credit card, and non-U.S. consumer finance businesses, partially offset by the effects of asset reductions in automobile financing activities. The increase in net earnings was led by a combination of core growth in the U.S. consumer credit card business and acquisition-related growth in the consumer savings and insurance business.

Equipment Management revenues decreased 3% for the first six months of 2000, compared with the corresponding period in 1999, primarily as a result of volume declines in the European information technology products and services business, partially offset by acquisition-related growth in fleet services and core growth in aviation services. Net earnings decreased 26% for the first six months of 2000, compared with the corresponding period in 1999 primarily attributable to volume declines in the European information technology products and services business and reduced asset gains in the railcar business, partially offset by core growth in aviation services.

Mid-Market Financing revenues grew 21% and net earnings increased 24% for the first six months of 2000, compared with the corresponding period in 1999, primarily as a result of core growth from increased originations.

Specialized Financing revenues rose 73%, while net earnings increased 111% in the first six months of 2000 compared with the first six months of 1999. Revenues principally reflect increases in asset gains as well as origination growth. Net earnings growth is principally the result of operating strength led by gains on sale of equity investments.

Specialty Insurance revenues decreased 1% in the first six months of 2000, compared with the corresponding period in 1999, principally resulting from lower net realized investment gains. Net earnings decreased 13% in the same period also reflecting lower net realized investment gains, partially offset by improved conditions in the mortgage insurance business.

All Other growth in revenues and increase in net loss were primarily the result of the consolidation of the retail operation.

Portfolio Quality

Financing receivables are the financing businesses' largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $145.1 billion at July 1, 2000, from $139.1 billion at the end of 1999, primarily reflecting the effects of acquisition growth and higher origination volume, partially offset by foreign currency translation on European financing receivables. The related allowance for losses at July 1, 2000 amounted to $3.9 billion ($3.7 billion at the end of 1999) and represents management's best estimate of probable losses inherent in the portfolio given its strength and diversity, and current economic circumstances. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $48.0 billion at July 1, 2000, a decrease of $2.7 billion from the end of 1999. Nonearning receivables remained steady at $0.9 billion, 1.9% of total consumer financing receivables, at July 1, 2000 and December 31, 1999. Write-offs of consumer receivables increased to $1.0 billion for the first six months of 2000 compared with $0.8 billion for the first six months of 1999. This increase was primarily attributable to the effects of higher average revolving product receivable balances resulting from acquisitions.

Other financing receivables, totaling $97.1 billion at July 1, 2000 ($88.4 billion at December 31, 1999), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $1.0 billion at July 1, 2000, compared with $0.9 billion at year-end 1999.

Statement of Financial Position

The Corporation's assets increased by $15.0 billion from the end of 1999, largely a result of acquisition of certain assets and liabilities of Toho Mutual Life Insurance Company ("Toho"), an entity that was insolvent when acquired. That acquisition included approximately $13.2 billion in cash, as well as financing receivables and other assets, in exchange for assuming Toho's existing policyholder liabilities. The significant cash position of Toho at the date of acquisition reflected the liquidity needs of the business including policyholder redemptions that have occurred through July 1, 2000 and are expected to continue over the remainder of the six month period following the acquisition.

Statement of Cash Flows

The Corporation's cash and equivalents increased by $3.3 billion during the first half of 2000 to $9.8 billion, principally as a result of cash acquired in connection with the Toho acquisition. Cash provided from operating activities amounted to $1.5 billion during the first six months of 2000 compared with $7.4 billion during the first half of 1999. The decrease in cash from operating activities compared with last year was largely attributable to policyholder redemptions associated with the Toho acquisition and a smaller decrease in mortgages held for resale. Cash from financing activities totaled $12.7 billion, primarily as a result of policyholder liabilities assumed in the Toho acquisition, the effect of which was partially offset by net reductions in debt. The principal use of cash during the period was for investing activities ($10.9 billion), a majority of which was attributable to investments in securities, financing receivables and equipment on operating leases.

                                                                     EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
                Computation of Ratio of Earnings to Fixed Charges
                                       and
 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
                          Six Months Ended July 1, 2000
                                   (Unaudited)

                                                                                                         Ratio of
                                                                                                       Earnings to
                                                                                                      Combined Fixed
                                                                                     Ratio of          Charges and
                                                                                    Earnings to      Preferred Stock
 (Dollar Amounts In millions)                                                      Fixed Charges        Dividends
                                                                                 -----------------   -----------------
 Net earnings ................................................................     $      2,409        $      2,409
 Provision for income taxes ..................................................              940                 940
 Minority interest in net earnings of consolidated affiliates ................               40                  40
                                                                                 -----------------   -----------------

 Earnings before provision for income taxes and minority interest ............            3,389               3,389
                                                                                 -----------------   -----------------

 Fixed charges:
    Interest .................................................................            5,248               5,248
    One-third of rentals .....................................................              200                 200
                                                                                 -----------------   -----------------

 Total fixed charges .........................................................            5,448               5,448
 Less interest capitalized, net of amortization ..............................              (54)                (54)
                                                                                 -----------------   -----------------

 Earnings before provision for income taxes and minority interest, plus fixed
    charges ..................................................................     $      8,783        $      8,783
                                                                                 =================   =================

 Ratio of earnings to fixed charges ..........................................             1.61
                                                                                 =================


 Preferred stock dividend requirements .......................................                         $         63
 Ratio of earnings before provision for income taxes to net earnings .........                                 1.39
                                                                                                     -----------------

 Preferred stock dividend factor on pre-tax basis ............................                                   87
 Fixed charges ...............................................................                                5,448
                                                                                                     -----------------

 Total fixed charges and preferred stock dividend requirements ...............                         $      5,535
                                                                                                     =================

 Ratio of earnings to combined fixed charges and preferred stock dividends ...                                 1.59
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

                                            GENERAL ELECTRIC CAPITAL CORPORATION
                                            ------------------------------------
                                                                    (Registrant)


Date: July 26, 2000                    By:                        /s/ J.A. Parke
                                           -------------------------------------
                                                                    J.A. Parke,
                                       Vice Chairman and Chief Financial Officer
                                                   (Principal Financial Officer)



Date: July 26, 2000                    By:                        /s/ J.C. Amble
                                           -------------------------------------
                                                                    J.C. Amble,
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)

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