Form 10-Q
period 2000-09-30
GENERAL ELECTRIC CAPITAL CORP
filed 2000-10-26
CIK 40554

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

                For the quarterly period ended September 30, 2000
                                               ------------------

                                       OR

        ------
                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ------
                     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                          Commission file number 1-6461


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At October 25, 2000, 3,837,825 shares of common stock with a par value of $200 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1        Financial Statements                                            1

Item 2        Management's Discussion and Analysis of
              Results of Operations                                           5

Exhibit 12    Computation of Ratio of Earnings to Fixed Charges
              and Computation of Ratio of Earnings to Combined
              Fixed Charges and Preferred Stock Dividends                     8

PART II - OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                                9

Signatures                                                                    10

                         PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              Condensed Statement of Current and Retained Earnings

                                   (Unaudited)


                                                                           Three Months Ended                  Nine Months Ended
                                                                     -----------------------------    ------------------------------
                                                                     September 30,  September 25,     September 30,    September 25,
(In millions)                                                             2000           1999              2000             1999
                                                                     -------------  ---------------   -------------    -------------

REVENUES
Revenues from services                                                     $ 11,322        $  9,401        $ 33,721        $ 27,119
Sales of goods                                                                2,392           2,352           7,030           5,953
                                                                           --------        --------        --------        --------

                                                                             13,714          11,753          40,751          33,072
                                                                           --------        --------        --------        --------

EXPENSES
Interest                                                                      2,592           2,189           7,676           6,342
Operating and administrative                                                  3,618           3,398          11,627           9,573
Cost of goods sold                                                            2,207           2,124           6,515           5,441
Insurance losses and policyholder and annuity benefits                        2,123           1,419           5,817           4,156
Provision for losses on financing receivables                                   448             225           1,362           1,044
Depreciation and amortization of buildings and equipment and
   equipment on operating leases                                                816             786           2,455           2,279
Minority interest in net earnings of consolidated affiliates                     22              16              62              49
                                                                           --------        --------        --------        --------

                                                                             11,826          10,157          35,514          28,884
                                                                           --------        --------        --------        --------
EARNINGS
Earnings before income taxes                                                  1,888           1,596           5,237           4,188
Provision for income taxes                                                     (568)           (435)         (1,508)         (1,090)
                                                                           --------        --------        --------        --------
NET EARNINGS                                                                  1,320           1,161           3,729           3,098
Dividends                                                                      (540)           (505)         (1,485)         (1,350)
Retained earnings at beginning of period                                     18,475          15,432          17,011          14,340
                                                                           --------        --------        --------        --------
RETAINED EARNINGS AT END OF PERIOD                                         $ 19,255        $ 16,088        $ 19,255        $ 16,088
                                                                           ========        ========        ========        ========

[FN]
See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    Condensed Statement of Financial Position



                                                                           September 30,       December 31,
 (In millions)                                                                 2000                1999
                                                                         -----------------   --------------
                                                                                      (Unaudited)
ASSETS
Cash and equivalents                                                          $   6,690      $   6,505
Investment securities                                                            66,382         59,173
Financing receivables:
        Time sales and loans, net of deferred income                             86,962         87,896
        Investment in financing leases, net of deferred income                   48,610         47,764
                                                                              ---------      ---------

                                                                                135,572        135,660
        Allowance for losses on financing receivables                            (3,639)        (3,637)
                                                                              ---------      ---------
                Financing receivables - net                                     131,933        132,023
Other receivables - net                                                          28,337         24,677
Inventories                                                                       1,642          1,209
Equipment on operating leases (at cost), less accumulated amortization of
        $7,762 and $7,391                                                        23,283         23,603
Intangible assets                                                                13,311         13,073
Other assets                                                                     54,595         47,178
                                                                              ---------      ---------

        TOTAL ASSETS                                                          $ 326,173      $ 307,441
                                                                              =========      =========

LIABILITIES AND SHARE OWNERS' EQUITY
Short-term borrowings                                                         $ 117,448      $ 123,073
Long-term borrowings:
        Senior                                                                   71,776         68,164
        Subordinated                                                                698            698
Insurance liabilities, reserves and annuity benefits                             81,004         60,775
Other liabilities                                                                21,319         21,437
Deferred income taxes                                                             8,194          8,781
                                                                              ---------      ---------

        Total liabilities                                                       300,439        282,928
                                                                              ---------      ---------

Minority interest in equity of consolidated affiliates                            1,332          1,767
                                                                              ---------      ---------

Accumulated unrealized losses on investment securities - net                       (605)          (163)
Accumulated foreign currency translation adjustments                               (472)          (256)
                                                                              ---------      ---------

Accumulated non-owner changes in share owners' equity                            (1,077)          (419)
Capital stock                                                                       771            771
Additional paid-in capital                                                        5,453          5,383
Retained earnings                                                                19,255         17,011
                                                                              ---------      ---------

        Total share owners' equity                                              24,402         22,746
                                                                              ---------      ---------

        TOTAL LIABILITIES AND SHARE OWNERS' EQUITY                            $ 326,173      $ 307,441
                                                                              =========      =========

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                -------------------------------------
                                                                                  September 30,       September 25,
 (In millions)                                                                        2000                 1999
                                                                               -----------------   ------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                                           $3,729               $3,098
   Adjustments to reconcile net earnings to cash provided from operating activities:
      Provision for losses on financing receivables                                       1,362                1,044
        Depreciation and amortization of buildings and equipment and                      2,455                2,279
        equipment on operating leases
      Other - net                                                                       (3,685)                4,585
                                                                               -----------------   ------------------

         Cash from operating activities                                                   3,861               11,006
                                                                               -----------------   ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in loans to customers                                                        (68,591)             (66,469)
 Principal collections from customers - loans                                            69,212               57,230
 Investment in equipment for financing leases                                          (14,411)             (12,591)
 Principal collections from customers - financing leases                                 11,041               13,393
 Net change in credit card receivables                                                    (381)                2,156
 Buildings and equipment and equipment on operating leases:
      - additions                                                                       (7,830)              (7,536)
      - dispositions                                                                      4,888                4,399
 Payments for principal businesses purchased, net of cash acquired                        (403)              (6,437)
 Purchases of securities by insurance and annuity businesses                           (16,917)             (12,609)
 Dispositions and maturities of securities by insurance and annuity                       8,928               10,967
   businesses
 Other - net                                                                            (6,694)             ( 2,949)
                                                                               -----------------   ------------------

         Cash used for investing activities                                            (21,158)            ( 20,446)
                                                                               -----------------   ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in borrowings (maturities 90 days or less)                                    6,382              (5,268)
 Newly issued debt  -  short-term (maturities 91-365 days)                                5,160                3,515
                    -  long-term (longer than one year)                                  20,091               22,674
 Proceeds - non-recourse, leveraged lease debt                                            1,112                  559
 Repayments and other reductions:
                    -  short-term (maturities 91-365 days)                             (24,878)              (8,205)
                    -  long-term (longer than one year)                                 (1,667)              (1,302)
 Principal payments - non-recourse, leveraged lease debt                                  (154)                (248)
 Proceeds from sales of investment contracts                                              6,821                5,664
 Cash received upon assumption of Toho Mutual Life Insurance Company                     13,177                    -
   insurance liabilities
 Redemption of investment contracts                                                     (7,077)              (5,403)
 Dividends paid                                                                         (1,485)              (1,350)
 Issuance of preferred stock in excess of par value                                           -                  300
 Issuance of variable cumulative preferred stock by consolidated affiliate                    -                  100

                                                                               -----------------   ------------------
         Cash from financing activities                                                  17,482               11,036
                                                                               -----------------   ------------------

 INCREASE IN CASH AND EQUIVALENTS                                                           185                1,596
 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                              6,505                3,080
                                                                               -----------------   ------------------

 CASH AND EQUIVALENTS AT END OF PERIOD                                                 $ 6,690               $4,676
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

3. The Financial Accounting Standards Board ("FASB") has issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for GECC on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in the balance sheet at their fair values; changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Effects of qualifying changes in fair value will be recorded in equity pending recognition in earnings as offsets to the related earnings effects of the hedged items. Management estimates that, at September 30, 2000, the effects on its financial statements of adopting SFAS No. 133, as amended, would have been to reduce net earnings and share owners' equity by less than $100 million and $300 million, respectively. However, the transition effect as of January 1, 2001, cannot be estimated at this time because it is subject to the following unknown variables as of that date: (1) actual derivatives and related hedged positions, (2) market values of derivatives and hedged positions, and (3) further interpretation of SFAS No. 133 by the FASB.

4. A summary of changes in share owners' equity that do not result directly from transactions with share owners is provided below.



                                                                Three Months Ended
                                                          September 30,   September 25,
(In millions)                                                 2000          1999
                                                          -------------  -------------
Net earnings                                                 $ 1,320      $ 1,161
Unrealized gains/(losses) on investment securities - net         253         (150)
Foreign currency translation adjustments                        (111)           6
                                                             -------      -------
   Total                                                     $ 1,462      $ 1,017
                                                             =======      =======


                                                                Nine Months Ended
                                                          September 30,   September 25,
(In millions)                                                 2000          1999
                                                          -------------  -------------
Net earnings                                                 $ 3,729      $ 3,098
Unrealized losses on investment securities - net                (442)      (1,614)
Foreign currency translation adjustments                        (216)         (56)
                                                             -------      -------
   Total                                                     $ 3,071      $ 1,428
                                                             =======      =======

5. On March 1, 2000, the insurance policies and related assets of Toho Mutual Life Insurance Company were transferred to GE Edison Life Insurance Company ("GE Edison"), a subsidiary of GE Financial Assurance Holdings, Inc., a wholly-owned, direct subsidiary of GECC. Total cash, investment securities and other receivables acquired by GE Edison was $19.7 billion, and restructured insurance contracts and other liabilities assumed were $21.5 billion.

6. Revenues and net earnings of the Corporation, by operating segment, for the three and nine months ended September 30, 2000 and September 25, 1999 can be found on page 6 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

OVERVIEW

Net earnings for the first nine months of 2000 were $3,729 million, a $631 million (20%) increase over the first nine months of 1999. The results reflected the globalization and diversity of the Corporation's businesses. The improvement in earnings was largely attributable to higher level of asset gains and the effects of continued asset growth, principally from acquisitions of businesses and portfolios.

OPERATING RESULTS

TOTAL REVENUES from all sources increased $7,679 million (23%) to $40,751 million for the first nine months of 2000, compared with $33,072 million for the first nine months of 1999. The increase included a pretax gain of $193 million on the Corporation's holdings of the common stock of PaineWebber Group, Inc. (PaineWebber), which are classified as trading securities. See discussion of Significant Pending Transaction below. The remaining increase primarily reflected a combination of acquisition and core growth in the Consumer Services segment, asset gains and core growth in the Specialized Financing segment, core growth in the Mid-Market Financing segment, and the consolidation of the retail operations.

INTEREST EXPENSE for the first nine months of 2000 was $7,676 million, 21% higher than for the first nine months of 1999. The increase reflected higher interest rates and higher average borrowings used to finance asset growth. The composite interest rate on the Corporation's borrowings for the first nine months of 2000 was 5.77% compared with 5.13% in the first nine months of 1999.

OPERATING AND ADMINISTRATIVE EXPENSES were $11,627 million for the first nine months of 2000, a 21% increase over the first nine months of 1999. The increase included unusual pretax charges of $326 million for asset writedowns, employee severance and other facilities costs in connection with third quarter decisions to rationalize certain information technology and mortgage servicing operations. The remaining increase primarily reflected increases in insurance commissions and other costs associated with businesses and portfolios acquired over the past year. Excluding the effects of current year acquisitions and the unusual charges, operating and administrative expenses would have decreased approximately 2%.

COST OF GOODS SOLD is associated with activities of the Corporation's computer equipment distribution business and retail operations. This cost amounted to $6,515 million for the first nine months of 2000, compared with $5,441 million for the first nine months of 1999. The increase primarily reflected the consolidation of the retail operations.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased $1,661 million to $5,817 million for the first nine months of 2000, compared with the first nine months of 1999. The increase primarily reflected the effects of business acquisitions and growth in premium volume throughout the period, partially offset by improved market conditions in the mortgage insurance business.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES was $1,362 million for the first nine months of 2000 compared with $1,044 million for the first nine months of 1999. This provision principally related to credit cards, personal loans and auto loans and leases in the Consumer Services segment, which are discussed below under Portfolio Quality.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased to $2,455 million for the first nine months of 2000 compared with $2,279 million for the first nine months of 1999. The increase was principally the result of higher shorter-lived levels of equipment on operating leases, primarily reflecting acquisition growth.

PROVISION FOR INCOME TAXES was $1,508 million for the first nine months of 2000 (an effective tax rate of 28.8%), compared with $1,090 million for the first nine months of 1999 (an effective tax rate of 26.0%). The higher effective tax rate primarily reflected increased earnings taxed at statutory rates.

OPERATING SEGMENTS

Revenues and net earnings of the Corporation, by operating segment, for the three and nine months ended September 30, 2000, and September 25, 1999, are summarized and discussed below.


                                Three Months Ended                Nine Months Ended
                            ----------------------------  -----------------------------
(In millions)               September 30,  September 25,  September 30,   September 25,
                                 2000         1999            2000            1999
                            -------------  -------------   ------------    ------------

REVENUES
Consumer Services            $  6,019         $ 4,714        $ 17,594         $13,548
Equipment Management            3,595           3,838          10,965          11,456
Mid-Market Financing            1,396           1,152           3,959           3,279
Specialized Financing           1,356           1,018           4,405           2,783
Specialty Insurance               396             440           1,231           1,279
All other                         952             591           2,597             727
                             --------         -------        --------         -------
   Total revenues            $ 13,714         $11,753        $ 40,751         $33,072
                             ========         =======        ========         =======

NET EARNINGS
Consumer Services            $    467         $   416        $  1,076         $   866
Equipment Management              245             165             563             597
Mid-Market Financing              222             165             521             407
Specialized Financing             376             251           1,374             725
Specialty Insurance               110             145             353             424
All other                        (100)             19            (158)             79
                             --------         -------        --------         -------
   Total net earnings        $  1,320         $ 1,161        $  3,729         $ 3,098
                             ========         =======        ========         =======


CONSUMER SERVICES revenues increased 30% and net earnings increased 24% for the first nine months of 2000, compared with the first nine months of 1999. The increase in revenues was led by acquisition-related and core growth in the consumer savings and insurance, U.S. consumer credit card, and non-U.S. consumer finance businesses, partially offset by the effects of asset reductions in automobile financing activities. The increase in net earnings was led by a combination of core growth in the U.S. consumer credit card business and acquisition-related growth in the consumer savings and insurance business, partially offset by the effects of asset reductions in automobile financing activities.

EQUIPMENT MANAGEMENT revenues decreased 4% for the first nine months of 2000, compared with the corresponding period in 1999, primarily as a result of volume declines in the European information technology products and services business, partially offset by core growth in aviation services and transportation equipment management businesses. Net earnings decreased 6% for the first nine months of 2000, compared with the corresponding period in 1999, primarily attributable to volume declines in the European information technology products and services business, partially offset by core growth in aviation services.

MID-MARKET FINANCING revenues grew 21% and net earnings increased 28% for the first nine months of 2000, compared with the corresponding period in 1999, primarily as a result of core growth from increased originations.

SPECIALIZED FINANCING revenues rose 58%, while net earnings increased 90% in the first nine months of 2000 compared with the first nine months of 1999. Revenue growth principally reflects increases in asset gains as well as origination growth. Net earnings growth is principally the result of operating strength led by gains on sale of equity investments.

SPECIALTY INSURANCE revenues decreased 4% in the first nine months of 2000, compared with the corresponding period in 1999, principally resulting from lower net realized investment gains. Net earnings decreased 17% in the same period, also reflecting lower net realized investment gains, partially offset by improved conditions in the mortgage insurance business.

ALL OTHER revenues in the first nine months of 2000 include a pretax gain on PaineWebber securities of $193 million. Net loss in the first nine months of 2000 includes the related after tax gain of $117 million and unusual charges after tax of $239 million, which were $160 million for the information technology business in the Equipment Management segment and $79 million for the mortgage servicing business in the Consumer Services segment. The remaining growth in revenues and increase in net loss, compared to the corresponding period in 1999, were primarily the result of the consolidation of the retail operations.

PORTFOLIO QUALITY

FINANCING RECEIVABLES are the financing businesses' largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, decreased to $135.6 billion at September 30, 2000, from $135.7 billion at the end of 1999, primarily reflecting the effects of foreign currency translation on European financing receivables, partially offset by acquisition growth and higher origination volume. The related allowance for losses at September 30, 2000 amounted to $3.6 billion ($3.6 billion at the end of 1999) and represents management's best estimate of probable losses inherent in the portfolio given its strength and diversity and current economic circumstances. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

CONSUMER FINANCING receivables, primarily credit card and personal loans and auto loans and leases, were $44.5 billion at September 30, 2000, a decrease of $6.2 billion from the end of 1999. Nonearning receivables were $1.0 billion, 2.1% of total consumer financing receivables at September 30, 2000, compared with $0.9 billion, 1.8% of total consumer financing receivables at December 31, 1999. Write-offs of consumer receivables increased to $1.2 billion for the first nine months of 2000 compared with $1.1 billion for the first nine months of 1999. This increase was primarily attributable to the effects of higher average revolving receivable balances resulting from acquisitions.

OTHER FINANCING RECEIVABLES, totaling $91.1 billion at September 30, 2000 ($85.0 billion at December 31, 1999), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $1.0 billion at September 30, 2000, compared with $0.9 billion at year-end 1999.

STATEMENT OF FINANCIAL POSITION

The Corporation's assets increased by $18.7 billion from the end of 1999, largely a result of acquisition of certain assets and assumption of liabilities of Toho Mutual Life Insurance Company ("Toho"). That acquisition included approximately $13.2 billion in cash, as well as investment securities and other receivables, in exchange for assuming Toho's existing policyholder liabilities. The significant cash position of Toho at the date of acquisition reflected the liquidity needs of the business including policyholder redemptions that have occurred through September 30, 2000.

STATEMENT OF CASH FLOWS

The Corporation's cash and equivalents increased by $0.2 billion during the first nine months of 2000 to $6.7 billion, principally as a result of cash acquired in connection with the Toho acquisition. Cash provided from operating activities amounted to $3.9 billion during the first nine months of 2000 compared with $11.0 billion during the first nine months of 1999. The decrease in cash from operating activities compared with last year was largely attributable to policyholder redemptions associated with the Toho acquisition and a smaller decrease in mortgages held for resale. Cash from financing activities totaled $17.5 billion, primarily as a result of policyholder liabilities assumed in the Toho acquisition. The principal use of cash during the period was for investing activities ($21.2 billion), a majority of which was attributable to investments in securities, financing receivables and equipment on operating leases.

SIGNIFICANT PENDING TRANSACTION

On July 12, 2000, Union Bank of Switzerland (UBS) and PaineWebber announced they had entered into a definitive merger agreement (the UBS merger agreement). The Corporation holds 8,273,600 shares of PaineWebber common stock and has voted in favor of the merger. The Corporation's holdings of PaineWebber securities are classified as trading securities; the increase in the share price of those securities through September 30, 2000, has thus been recognized as a pretax gain of $193 million. The UBS merger agreement is subject to a number of conditions that are not within the control of the Corporation, resolution of which will affect the amount and timing of proceeds realized from the transaction.

FORWARD LOOKING STATEMENTS

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors.

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     a.  EXHIBITS.

         Exhibit 3(i). A Certificate of Amendment to the Organization Certificate of the Corporation filed in the Office of the Superintendent of Banks of the State of New York as of October 24, 2000.

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


                          GENERAL ELECTRIC CAPITAL CORPORATION
                          ------------------------------------
                                             (Registrant)


Date: October 26, 2000    By:                        /s/ J.A. Parke
                              --------------------------------------------------
                                                       J.A. Parke,
                                       Vice Chairman and Chief Financial Officer
                                              (Principal Financial Officer)



Date: October 26, 2000    By:                        /s/ J.C. Amble
                              --------------------------------------------------
                                                       J.C. Amble,
                                              Vice President and Controller
                                             (Principal Accounting Officer)