Form 10-Q
period 2001-06-30
GENERAL ELECTRIC CAPITAL CORP
filed 2001-07-23
CIK 40554

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

                  For the quarterly period ended June 30, 2001
                                  -------------

                                       OR

                                     ------
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     ------
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________




                          Commission file number 1-6461


                      General Electric Capital Corporation
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-1500700
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

260 Long Ridge Road, Stamford, Connecticut                         06927
(Address of principal executive offices)                        (Zip Code)

                                 (203) 357-4000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At July 23, 2001, 3,837,825 shares of common stock with a par value of $0.01 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                                           TABLE OF CONTENTS



                                                                                                          Page
                                                                                                   -------------------


PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements ..........................................................                 1

Item 2.       Management's Discussion and Analysis of Results of Operations .................                 6

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges and Computation of
              Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends .....                 9


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ..............................................                10

Signatures ..................................................................................                11



                                                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              Condensed Statement of Current and Retained Earnings

                                   (Unaudited)


                                                         Three Months Ended                 Six Months Ended
                                                   --------------------------------  --------------------------------

                                                     June 30,          July 1,         June 30,          July 1,
 (In millions)                                         2001             2000             2001             2000
                                                   ---------------  ---------------  ---------------  ---------------
 Revenues
 Revenues from services .......................... $    10,718      $    11,327      $    21,728      $    22,399
 Sales of goods ..................................         960            2,405            2,028            4,638
                                                   ---------------  ---------------  ---------------  ---------------
                                                        11,678           13,732           23,756           27,037
                                                   ---------------  ---------------  ---------------  ---------------
 Expenses
 Interest ........................................       2,512            2,660            5,256            5,084
 Operating and administrative ....................       3,165            3,983            6,579            8,047
 Cost of goods sold ..............................         866            2,238            1,827            4,308
 Insurance losses and policyholder and annuity
    benefits .....................................       2,113            2,166            4,053            3,694
 Provision for losses on financing receivables ...         447              406              907              914
 Depreciation and amortization of buildings and
   equipment and equipment on operating leases ...         791              665            1,578            1,601

 Minority interest in net earnings of consolidated
   affiliates ....................................          17               21               47               40
                                                   ---------------  ---------------   --------------- ---------------
                                                         9,911           12,139           20,247           23,688
                                                   ---------------  ---------------   --------------- ---------------
 Earnings
 Earnings before income taxes and cumulative
      effect of changes in accounting principle ..       1,767            1,593            3,509            3,349
 Provision for income taxes ......................        (341)            (391)            (743)            (940)
                                                   ---------------  ---------------   --------------- ---------------
 Earnings before cumulative effect of changes
       in accounting principle.....................      1,426            1,202            2,766            2,409
 Cumulative effect of changes in accounting
      principle....................................          -                -             (158)               -
                                                   ---------------  ---------------  ---------------  ---------------

 Net Earnings ....................................       1,426            1,202            2,608            2,409
 Dividends .......................................        (531)            (474)          (1,060)            (945)
 Retained earnings at beginning of period ........      20,347           17,747           19,694           17,011
                                                   ---------------  ---------------  ---------------  ---------------
 Retained earnings at end of period .............. $    21,242      $    18,475      $    21,242      $    18,475
                                                   ===============  ===============  ===============  ===============




See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    Condensed Statement of Financial Position

                                                                                         June 30,        December 31,
(In millions)                                                                              2001              2000
                                                                                       --------------   --------------

                                                                                        (Unaudited)
 Assets
 Cash and equivalents .............................................................     $    5,589      $     5,819
 Investment securities ............................................................         73,456           70,282
 Financing receivables:
    Time sales and loans, net of deferred income ..................................         95,522           93,540
    Investment in financing leases, net of deferred income ........................         51,534           50,930
                                                                                       --------------   --------------

                                                                                           147,056          144,470
    Allowance for losses on financing receivables .................................         (3,912)          (3,970)
                                                                                       --------------   --------------
       Financing receivables - net  ...............................................        143,144          140,500
 Insurance receivables - net.......................................................         10,489           12,060
 Other receivables - net ..........................................................         14,400           14,308
 Inventories ......................................................................            319              666
 Equipment on operating leases (at cost), less accumulated
   amortization of $8,571 and $7,900 ..............................................         25,358           24,145
 Intangible assets ................................................................         12,885           13,216
 Other assets .....................................................................         52,220           51,640
                                                                                       --------------   --------------
         Total assets .............................................................     $  337,860      $   332,636
                                                                                       ==============   ==============

 Liabilities and share owners' equity
 Short-term borrowings ............................................................     $  122,669      $   117,482
 Long-term borrowings:
    Senior ........................................................................         74,621           78,078
    Subordinated ..................................................................            698              698
 Insurance liabilities, reserves and annuity benefits .............................         79,245           79,933
 Other liabilities ................................................................         24,960           20,764
 Deferred income taxes ............................................................          7,534            8,264
                                                                                       --------------   --------------
         Total liabilities ........................................................        309,727          305,219
                                                                                       --------------   --------------
 Minority interest in equity of consolidated affiliates ...........................          1,321            1,344
                                                                                       --------------   --------------

 Accumulated gains/(losses) - net
       Investment securities.......................................................           (206)            (139)
       Currency translation adjustments ...........................................           (477)            (600)
       Derivatives qualifying as hedges............................................           (865)               -
                                                                                       --------------   --------------
 Accumulated non-owner changes in share owners' equity  ...........................         (1,548)            (739)

 Capital stock ....................................................................            771              771
 Additional paid-in capital .......................................................          6,347            6,347
 Retained earnings ................................................................         21,242           19,694
                                                                                       --------------   --------------
         Total share owners' equity ...............................................         26,812           26,073
                                                                                       --------------   --------------
         Total liabilities and share owners' equity ...............................     $  337,860      $   332,636
                                                                                       ==============   ==============

See Notes to Condensed, Consolidated Financial Statements.


        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                        Condensed Statement of Cash Flows

                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                        ------------------------------

                                                                                         June 30,         July 1,
 (In millions)                                                                             2001             2000
                                                                                       --------------   --------------

 Cash Flows From Operating Activities
 Net earnings .....................................................................    $     2,608      $     2,409
  Adjustments to reconcile net earnings to cash provided from Operating activities:
      Cumulative effect of changes in accounting principle.........................            158                -
      Provision for losses on financing receivables ...............................            907              914
      Depreciation and amortization of buildings and equipment and
        equipment on operating leases .............................................          1,578            1,601
      Other - net .................................................................          4,250           (3,439)
                                                                                       --------------   --------------
         Cash from operating activities ...........................................          9,501            1,485
                                                                                       --------------   --------------

 Cash Flows From Investing Activities
 Increase in loans to customers ...................................................        (62,855)         (47,977)
 Principal collections from customers - loans .....................................         60,242           45,046
 Investment in equipment for financing leases .....................................         (7,832)          (9,159)
 Principal collections from customers - financing leases ..........................          8,185            7,211
 Net change in credit card receivables ............................................          1,234             (717)
 Buildings and equipment and equipment on operating leases:
      - additions .................................................................         (6,372)          (5,191)
      - dispositions ..............................................................          3,497            3,189
 Payments for principal businesses purchased, net of cash acquired ................         (3,280)            (315)
 Purchases of securities by insurance and annuity businesses ......................        (16,015)         (12,059)
 Dispositions and maturities of securities by insurance and
    Annuity businesses ............................................................         12,673            7,568
 Other - net ......................................................................           (680)           1,553
                                                                                       --------------   --------------
         Cash used for investing activities .......................................        (11,203)         (10,851)
                                                                                       --------------   --------------

 Cash Flows From Financing Activities
 Net change in borrowings (maturities 90 days or less) ............................            395              521
 Newly issued debt  -  short-term (maturities 91-365 days) ........................          2,333            3,859
                     -  long-term (longer than one year) ..........................          8,848           14,756
 Proceeds - non-recourse, leveraged lease debt ....................................            856              383
 Repayments and other reductions:
                    -  short-term (maturities 91-365 days) ........................         (5,895)         (16,896)
                    -  long-term (longer than one year) ...........................         (3,878)          (1,555)
 Principal payments - non-recourse, leveraged lease debt ..........................           (170)            (118)
 Proceeds from sales of investment contracts ......................................          3,551            4,057
 Cash received upon assumption of Toho Mutual Life Insurance Company
      Insurance liabilities........................................................              -           13,177
 Redemption of investment contracts ...............................................         (3,506)          (4,549)
 Dividends paid ...................................................................         (1,062)            (945)
                                                                                       --------------   --------------
         Cash from financing activities ...........................................          1,472           12,690
                                                                                       --------------   --------------
 Increase (Decrease) in Cash and Equivalents ......................................           (230)           3,324
 Cash and Equivalents at Beginning of Period ......................................          5,819            6,505
                                                                                       --------------   --------------
 Cash and Equivalents at End of Period ............................................    $     5,589      $     9,829
                                                                                       ==============   ==============
See Notes to Condensed, Consolidated Financial Statements.


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

The nature of the Corporation's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, equity prices, currency exchange rates, and commodity prices. As discussed more fully in notes 1, 10 and 20 of the 2000 Form 10-K, the Corporation uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001, accounting change described above affected only the pattern and timing of non-cash accounting recognition.

At January 1, 2001, the Corporation's financial statements were adjusted to record a cumulative effect of adopting this accounting change, as follows:


(In millions)                                             Earnings       Equity
                                                          -------       -------

Adjustment to fair value of derivatives (a) ........      $   (60)      $(1,315)
Income tax effects .................................           22           505
                                                          -------       -------
Total ..............................................      $   (38)      $  (810)
                                                          =======       =======
(a) For earnings effect, amount shown is net of adjustment to hedged item.

A reconciliation of current period changes for the first six months of 2001, net of applicable income taxes, in the separate component of share owners' equity labeled "derivatives qualifying as hedges" follows.

(In millions)

Transition adjustment as of January 1, 2001 ....................          $(810)
Declines in fair value - net ...................................           (143)
Reclassifications to earnings - net ............................             88
                                                                          -----
Balance at June 30, 2001 .......................................          $(865)
                                                                          =====

The cumulative effect on share owners' equity was primarily attributable to marking to market forward and swap contracts used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangements. As a matter of policy, the Corporation ensures that funding, including the effect of derivatives, of its lending and other financing asset positions are substantially matched in character (e.g., fixed vs. floating) and duration. As a result, declines in the fair values of these effective derivatives are offset by unrecognized gains on the related financing assets and hedged items, and future net earnings will not be subject to volatility arising from interest rate changes.


4. In November 2000, the Emerging Issues Task Force of the FASB reached a consensus on impairment accounting for retained beneficial interests ("EITF 99-20"). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. The effect of adopting EITF 99-20 at January 1, 2001, was a one-time reduction of net earnings of $120 million, net of income taxes of $64 million. This accounting change did not involve cash, and management expects that it will have no more than a modest effect on future results.

5. A summary of increases/(decreases) in share owners' equity that do not result directly from transactions with share owners, net of income taxes, is provided below.

                                                                                      Three Months Ended
                                                                          -------------------------------------------

     (In millions)                                                          June 30, 2001          July 1, 2000
                                                                         ---------------------  ---------------------
     Net earnings  ..................................................... $           1,426        $       1,202
     Investing securities ..............................................              (809)                (496)
     Currency translation adjustments ..................................               (11)                 (12)
     Derivatives qualifying as hedges...................................               339                    -
                                                                         ---------------------  ---------------------
     Total ............................................................. $             945        $         694
                                                                         =====================  =====================

                                                                                       Six Months Ended
                                                                          -------------------------------------------
                                                                            June 30, 2001          July 1, 2000
                                                                         ---------------------  ---------------------
     Net earnings  ..................................................... $           2,608        $       2,409
     Investing securities ..............................................               (67)                (695)
     Currency translation adjustments ..................................               123                 (105)
     Derivatives qualifying as hedges...................................               (55)                   -
     Cumulative effect on share owners' equity of adopting FAS  133.....              (810)                   -
                                                                         ---------------------  ---------------------
     Total ............................................................. $           1,799        $       1,609
                                                                         =====================  =====================



6. Revenues and net earnings before accounting changes of the Corporation, by operating segment, for the three and six months ended June 30, 2001, and July 1, 2000, can be found in the table on page 7 of this report.

Item 2. Management's Discussion and Analysis of Results of Operations.

Overview

The Corporation's net earnings before cumulative effect of changes in accounting principle (discussed in notes 3 and 4 to the condensed, consolidated financial statements) for the first six months of 2001 were $2,766 million, a $357 million (15%) increase over the first six months of 2000. The results reflected the globalization and diversity of the Corporation's businesses, with strong double-digit increases in the Equipment Management and Consumer Services segments.

Operating Results

Total revenues decreased $3,281 million (12%) to $23,756 million for the first six months of 2001, compared with $27,037 million for the first six months of 2000. This decrease primarily resulted from the deconsolidation of Montgomery Wards, LLC ("Wards"), volume declines in the information technology products and services businesses, reduced asset gains at GE Equity as the business was realigned, and the planned transition of restructured insurance policies from Toho Mutual Life Insurance Company ("Toho") in the consumer savings and insurance business. These factors were partially offset by growth in origination volume in the Mid-Market Financing, Specialty Insurance and Specialized Financing segments.

Interest expense on borrowings for the first six months of 2001 was $5,256 million, 3% higher than for the first six months of 2000. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The average composite interest rate on the Corporation's borrowings for the first six months of 2001 was 5.59% compared with 5.64% in the first six months of 2000.

Operating and administrative expenses were $6,579 million for the first six months of 2001, an 18% decrease from the first six months of 2000. The decrease primarily reflected productivity gains in the Consumer Services and Equipment Management segments and the deconsolidation of Wards.

Cost of goods sold is associated with activities of the Corporation's computer equipment distribution business and former retail operations. This cost amounted to $1,827 million for the first six months of 2001, compared with $4,308 million for the first six months of 2000. The decrease primarily reflected volume declines at the information technology products and services businesses and the deconsolidation of Wards.

Insurance losses and policyholder and annuity benefits increased $359 million to $4,053 million for the first six months of 2001, compared with the first six months of 2000. The increase primarily reflected the effects of growth in premium volume throughout the period and business acquisitions.

Provision for losses on financing receivables was $907 million for the first six months of 2001 compared with $914 million for the first six months of 2000. This provision principally related to credit cards and personal loans in the Consumer Services segment, which are discussed below under Portfolio Quality.

Depreciation and amortization of buildings and equipment and equipment on operating leases decreased to $1,578 million for the first six months of 2001 compared with $1,601 million for the first six months of 2000. The decrease was principally the result of the deconsolidation of Wards and reduced asset write-downs.

Provision for income taxes was $743 million for the first six months of 2001 (an effective tax rate of 21.2%), compared with $940 million for the first six months of 2000 (an effective tax rate of 28.1%). The lower effective tax rate primarily reflected one-time tax benefits with respect to the Equipment Management segment.

Operating Segments

Revenues and net earnings before cumulative effect of changes in accounting principle of the Corporation, by operating segment, for the three and six months ended June 30, 2001, and July 1, 2000, are summarized and discussed below.


                                                         Three Months Ended                 Six Months Ended
                                                   --------------------------------  --------------------------------

                                                     June 30,          July 1,         June 30,          July 1,
(In millions)                                          2001             2000             2001             2000
                                                   ---------------  ---------------  ---------------  ---------------
Revenues
Consumer Services ................................ $     5,688      $     6,165      $    11,437       $   11,575
Equipment Management .............................       2,866            3,652            5,949            7,370
Mid-Market Financing .............................       1,495            1,307            2,930            2,563
Specialized Financing ............................       1,100            1,368            2,408            3,049
Specialty Insurance ..............................         458              424              905              835
All other ........................................          71              816              127            1,645
                                                   ---------------  ---------------  ---------------  ---------------
Total revenues ................................... $    11,678       $   13,732      $    23,756       $   27,037
                                                   ===============  ===============  ===============  ===============


Net earnings before accounting changes
Consumer Services ................................ $       532       $      333      $     1,090       $      609
Equipment Management .............................         317              167              577              318
Mid-Market Financing .............................         156              147              311              299
Specialized Financing ............................         228              406              452              998
Specialty Insurance ..............................         137              124              257              243
All other ........................................          56               25               79              (58)
                                                   ---------------  ---------------  ---------------  ---------------
Total net earnings ............................... $     1,426       $    1,202      $     2,766       $    2,409
                                                   ===============  ===============  ===============  ===============



Consumer Services revenues decreased 1% while net earnings increased 79% for the first six months of 2001 compared with the first six months of 2000. Revenues decreased as a result of the planned transition of restructured insurance policies from Toho and the divestiture of the Mortgage Services business, offset by volume growth in the U.S. consumer credit card business and a combination of acquisition and asset growth in the consumer savings and insurance business. The increase in net earnings was led by volume growth in the U.S. consumer credit card, non-U.S. consumer finance and the consumer savings and insurance businesses, reduced residual losses in the U.S. auto finance business, and the divestiture of the Mortgage Services business, which had experienced losses in 2000.

Equipment Management revenues decreased 19% for the first six months of 2001, primarily as a result of volume declines in the information technology products and services businesses, partially offset by revenues associated with a contract cancellation fee and volume growth in the satellite service business, and asset gains and volume growth in the aviation services business. Net earnings increased 81% for the first six months of 2001, primarily attributable to tax benefits from a restructuring at Penske, improved performance in the information technology products and services businesses, a contract cancellation fee at the satellite service business, and asset gains and volume growth in the aviation services business.

Mid-Market Financing revenues grew 14% in the first six months of 2001, principally reflecting the combination of origination growth and asset gains. Net earnings increased 4% in the first six months of 2001, primarily from increased asset growth from originations, partially offset by reduced asset gains.

Specialized Financing revenues decreased 21% and net earnings decreased 55% in the first six months of 2001, principally reflecting the impact of reduced asset gains on equity investments at GE Equity, partially offset by the combination of higher asset gains and origination growth at Commercial Real Estate and Commercial Finance and origination growth at the Structured Finance Group.

Specialty Insurance revenues grew 8% in the first six months of 2001, compared with the corresponding period in 2000, primarily as a result of increased premium income. Net earnings increased 6% in the first six months of 2001, compared with the corresponding period in 2000, primarily reflecting the effects of increased investment income.

All Other decline in revenues and increase in net earnings in the first six months of 2001, were primarily the result of the deconsolidation of Wards.

Portfolio Quality

Financing receivables are the financing businesses' largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $147.1 billion at June 30, 2001, from $144.5 billion at the end of 2000, primarily reflecting the effects of higher origination volume and acquisition growth, partially offset by securitizations, the liquidating U.S. auto finance business portfolio, and foreign currency translation on Japanese and European financing receivables. The related allowance for losses at June 30, 2001, amounted to $3.9 billion ($4.0 billion at the end of 2000) and represents management's best estimate of probable losses inherent in the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $42.1 billion at June 30, 2001, a decrease of $4.7 billion from year-end 2000. Nonearning consumer receivables at June 30, 2001 were $1.1 billion, about 2.5% of outstandings, compared with $1.0 billion, about 2.3% of outstandings at December 31, 2000. Write-offs of consumer receivables increased to $0.8 billion for the first six months of 2001 compared with $0.6 billion for the first six months of 2000. This increase is primarily driven by the increase in delinquencies in the liquidating Wards credit card portfolio consistent with management's expectations.

Other financing receivables, which totaled $105.0 billion at June 30, 2001 ($97.7 billion at December 31, 2000), consisted of a diverse commercial, industrial  and  equipment  loan and lease  portfolio.  Related  nonearning  and reduced-earning receivables were $1.3 billion, about 1.2% of outstandings at June 30, 2001, compared with $0.9 billion, about 1.0% of outstandings at year-end 2000. The increase is primarily the result of several large bankruptcies and restructurings, events that have been considered in establishing the allowance for losses.

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

                                                                    EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                Computation of Ratio of Earnings to Fixed Charges
                                       and
           Computation of Ratio of Earnings to Combined Fixed Charges
                         and Preferred Stock Dividends

                         Six Months Ended June 30, 2001
                                   (Unaudited)

                                                                                                          Ratio of
                                                                                                         Earnings to
                                                                                                          Combined
                                                                                                            Fixed
                                                                                                         Charges and
                                                                                          Ratio of        Preferred
                                                                                        Earnings to         Stock
                                                                                       Fixed Charges      Dividends
 (Dollar amounts in millions)
                                                                                       --------------   --------------
 Net earnings .....................................................................         $2,608           $2,608
 Provision for income taxes .......................................................            743              743
 Minority interest in net earnings of consolidated affiliates .....................             47               47
                                                                                       --------------   --------------
 Earnings before provision for income taxes and minority interest .................          3,398            3,398
                                                                                       --------------   --------------
 Fixed charges:
    Interest ......................................................................          5,384            5,384
    One-third of rentals ..........................................................            152              152
                                                                                       --------------   --------------

 Total fixed charges ..............................................................          5,536            5,536
                                                                                       --------------   --------------

 Less interest capitalized, net of amortization ...................................            (56)             (56)
                                                                                       --------------   --------------
 Earnings before provision for income taxes and minority interest, plus
   fixed charges ..................................................................         $8,878           $8,878
                                                                                       ==============   ==============

 Ratio of earnings to fixed charges ...............................................           1.60
                                                                                       ==============


 Preferred stock dividend requirements ............................................                              53
 Ratio of earnings before provision for income taxes to net earnings ..............                            1.28
 Preferred stock dividend factor on pre-tax basis .................................                              68
 Fixed charges ....................................................................                           5,536
                                                                                                        --------------

 Total fixed charges and preferred stock dividend requirements ....................                          $5,604
                                                                                                        ==============

 Ratio of earnings to combined fixed charges and preferred stock dividends ........                            1.58
                                                                                                        ==============



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

     b.  Reports on Form 8-K.

         A current report on Form 8-K was filed on July 3, 2001, under Item 5 to disclose that, the Registrant was reincorporated as a Delaware business corporation (the "Reincorporation"). The Reincorporation was effected by means of the merger (the "Merger") of the Registrant's existing New York corporation ("GE Capital-NY") with and into a newly-formed corporation organized under the Delaware General Corporation Law ("GE Capital-DE"). GE Capital-DE was the surviving corporation in the Merger and upon consummation of the Merger, changed its name to "General Electric Capital Corporation." As a result of the Merger, GE Capital-DE succeeded to and assumed all rights and obligations of GE Capital-NY, and immediately after the Merger GE Capital-DE had the same assets and liabilities as GE Capital-NY had immediately prior to the Merger. The directors and officers of GE Capital-NY immediately prior to the Merger became the directors and officers of GE Capital-DE upon consummation of the Merger.

         Apart from the change in its state of incorporation, the Merger had no effect on GE Capital-NY's business, management, employees, fiscal year, assets or liabilities, or location of its facilities (including corporate headquarters), and did not result in any relocation of management or other employees. In addition, pursuant to the Merger, GE Capital-NY's obligations under its contracts, agreements, and guarantees were assumed by GE Capital-DE.

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


                                GENERAL ELECTRIC CAPITAL CORPORATION
                                ------------------------------------
                                             (Registrant)


Date: July 23, 2001             By:        /s/ J.A. Parke
                                ------------------------------------------------
                                J.A. Parke,
                                Vice Chairman and Chief Financial Officer
                                (Principal Financial Officer)



Date: July 23, 2001             By:         /s/ J.C. Amble
                                ------------------------------------------------
                                J.C. Amble,
                                Vice President and Controller
                                (Principal Accounting Officer)