Form 10-Q
period 2001-09-29
GENERAL ELECTRIC CAPITAL CORP
filed 2001-11-02
CIK 40554

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

               For the quarterly period ended September 29, 2001
                               ------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At October 30, 2001, 3,837,825 shares of common stock with a par value of $0.01 were outstanding.


REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS



                                                                                                          Page
                                                                                                       -----------


PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements ..........................................................                1

Item 2.       Management's Discussion and Analysis of Results of Operations .................                7

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges and Computation of

              Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends .....               10



PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ..............................................               11

Signatures ..................................................................................               12


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              Condensed Statement of Current and Retained Earnings

                                  (Unaudited)

                                                           Three Months Ended                    Nine Months Ended
                                                   ------------------------------------  -----------------------------------
                                                    September 29,      September 30,      September 29,      September 30,
 (In millions)                                          2001               2000               2001               2000
                                                   -----------------  -----------------  -----------------  ----------------
 Revenues
 Revenues from services .......................... $    10,844        $    11,322        $    32,572        $    33,721
 Sales of goods ..................................         778              2,392              2,806              7,030
                                                   -----------------  -----------------  -----------------  ----------------
                                                        11,622             13,714             35,378             40,751
                                                   -----------------  -----------------  -----------------  ----------------
 Expenses
 Interest ........................................       2,358              2,592              7,614              7,676
 Operating and administrative ....................       2,992              3,649              9,571             11,695
 Cost of goods sold ..............................         692              2,207              2,519              6,515
 Insurance losses and policyholder and annuity
    benefits .....................................       1,961              2,123              6,014              5,817
 Provision for losses on financing receivables ...         521                448              1,428              1,362
 Depreciation and amortization of buildings and
   equipment and equipment on operating leases ...         917                785              2,495              2,387
 Minority interest in net earnings of consolidated
   affiliates ....................................          15                 22                 62                 62
                                                   -----------------  -----------------  -----------------  ----------------
                                                         9,456             11,826             29,703             35,514
                                                   -----------------  -----------------  -----------------  ----------------
 Earnings
 Earnings before income taxes and cumulative
      effect of changes in accounting principle ..       2,166              1,888              5,675              5,237
 Provision for income taxes ......................        (495)              (568)            (1,238)            (1,508)
                                                   -----------------  -----------------  -----------------  ----------------
 Earnings before cumulative effect of changes
       in accounting principle....................       1,671              1,320              4,437              3,729
 Cumulative effect of changes in accounting
      principle...................................           -                  -               (158)                 -
                                                   -----------------  -----------------  -----------------  ----------------

 Net Earnings ....................................       1,671              1,320              4,279              3,729
 Dividends .......................................        (467)              (540)            (1,527)            (1,485)
 Retained earnings at beginning of period ........      21,242             18,475             19,694             17,011
                                                   -----------------  -----------------  -----------------  ----------------
 Retained earnings at end of period .............. $    22,446        $    19,255        $    22,446        $    19,255
                                                   =================  =================  =================  ================


See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                   Condensed Statement of Financial Position

                                                                                      September 29,       December 31,
 (In millions)                                                                            2001                2000
                                                                                    -----------------   -----------------

                                                                                        (Unaudited)
 Assets
 Cash and equivalents ..........................................................    $     6,393         $     5,819
 Investment securities .........................................................         76,416              70,282
 Financing receivables:
    Time sales and loans, net of deferred income ...............................         99,650              93,540
    Investment in financing leases, net of deferred income .....................         51,202              50,930
                                                                                    -----------------   -----------------
                                                                                        150,852             144,470
    Allowance for losses on financing receivables ..............................         (4,071)             (3,970)
                                                                                    -----------------   -----------------
       Financing receivables - net  ............................................        146,781             140,500
 Insurance receivables - net....................................................         10,381              12,060
 Other receivables - net .......................................................         14,898              14,308
 Inventories ...................................................................            292                 666
 Equipment on operating leases (at cost), less accumulated
    amortization of $9,046 and $7,900 ..........................................         25,674              24,145
 Intangible assets .............................................................         13,519              13,216
 Other assets ..................................................................         52,220              51,640
                                                                                    -----------------   -----------------
         Total assets ..........................................................    $   346,574         $   332,636
                                                                                    =================   =================

 Liabilities and share owners' equity
 Short-term borrowings .........................................................    $   127,338         $   117,482
 Long-term borrowings:
    Senior .....................................................................         77,007              78,078
    Subordinated ...............................................................            698                 698
 Insurance liabilities, reserves and annuity benefits ..........................         80,474              79,933
 Other liabilities .............................................................         23,433              20,764
 Deferred income taxes .........................................................          8,480               8,264
                                                                                    -----------------   -----------------
         Total liabilities .....................................................        317,430             305,219
                                                                                    -----------------   -----------------
 Minority interest in equity of consolidated affiliates ........................          1,301               1,344
                                                                                    -----------------   -----------------
 Accumulated gains/(losses) - net:
    Investment securities.......................................................            212                (139)
    Currency translation adjustments ...........................................           (608)               (600)
    Derivatives qualifying as hedges............................................         (1,325)                  -
                                                                                    -----------------   -----------------
 Accumulated non-owner changes in share owners' equity  ........................         (1,721)               (739)
 Capital stock .................................................................              4                   4
 Additional paid-in capital ....................................................          7,114               7,114
 Retained earnings .............................................................         22,446              19,694
                                                                                    -----------------   -----------------
         Total share owners' equity ............................................         27,843              26,073
                                                                                    -----------------   -----------------
         Total liabilities and share owners' equity ............................    $   346,574         $   332,636
                                                                                    =================   =================

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                       Condensed Statement of Cash Flows

                                  (Unaudited)

                                                                                                 Nine Months Ended
                                                                                       -------------------------------------

                                                                                        September 29,       September 30,
 (In millions)                                                                               2001                2000
                                                                                       -----------------   -----------------

 Cash Flows From Operating Activities
 Net earnings .....................................................................    $     4,279         $     3,729
 Adjustments to reconcile net earnings to cash provided from
    Operating activities:
      Cumulative effect of changes in accounting principle.........................            158                   -
      Provision for losses on financing receivables ...............................          1,428               1,362
      Depreciation and amortization of buildings and equipment and
        equipment on operating leases .............................................          2,495               2,387
      Other - net .................................................................          4,298              (3,617)
                                                                                       -----------------   -----------------
         Cash from operating activities ...........................................         12,658               3,861
                                                                                       -----------------   -----------------
 Cash Flows From Investing Activities
 Increase in loans to customers ...................................................        (92,898)            (73,843)
 Principal collections from customers - loans .....................................         87,467              69,212
 Investment in equipment for financing leases .....................................        (11,267)            (14,411)
 Principal collections from customers - financing leases ..........................         11,954              11,041
 Net change in credit card receivables ............................................          1,772                (381)
 Buildings and equipment and equipment on operating leases:
      - additions .................................................................         (9,458)             (7,641)
      - dispositions ..............................................................          5,627               4,877
 Payments for principal businesses purchased, net of cash acquired ................         (6,100)               (403)
 Purchases of securities by insurance and annuity businesses ......................        (24,545)            (16,917)
 Dispositions and maturities of securities by insurance and
    annuity businesses ............................................................         17,885               8,928
 Other - net ......................................................................            597              (1,620)
                                                                                       -----------------   -----------------
         Cash used for investing activities .......................................        (18,966)            (21,158)
                                                                                       -----------------   -----------------
 Cash Flows From Financing Activities
 Net change in borrowings (maturities 90 days or less) ............................            134               6,382
 Newly issued debt  -  short-term (maturities 91-365 days) ........................          3,717               5,160
                    -  long-term (longer than one year) ...........................         13,333              20,091
 Proceeds - non-recourse, leveraged lease debt ....................................          1,321               1,112
 Repayments and other reductions:
                    -  short-term (maturities 91-365 days) ........................         (5,951)            (24,878)
                    -  long-term (longer than one year) ...........................         (4,222)             (1,667)
 Principal payments - non-recourse, leveraged lease debt ..........................           (206)               (154)
 Proceeds from sales of investment contracts ......................................          5,471               6,821
 Cash received upon assumption of Toho Mutual Life Insurance Company
    Insurance liabilities..........................................................              -              13,177
 Redemption of investment contracts ...............................................         (5,188)             (7,077)
 Dividends paid ...................................................................         (1,527)             (1,485)
                                                                                       -----------------   -----------------
         Cash from financing activities ...........................................          6,882              17,482
                                                                                       -----------------   -----------------
 Increase (Decrease) in Cash and Equivalents ......................................            574                 185
 Cash and Equivalents at Beginning of Period ......................................          5,819               6,505
                                                                                       -----------------   -----------------
 Cash and Equivalents at End of Period ............................................    $     6,393         $     6,690
                                                                                       =================   =================

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

             Notes to Condensed, Consolidated Financial Statements
                                  (Unaudited)


1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Capital Corporation and all majority-owned and controlled affiliates (collectively, "GECC"). On July 2, 2001, GECC changed its state of incorporation to Delaware. Refer to the current report on Form 8-K filed July 3, 2001 for further details regarding the Reincorporation. In connection with the Reincorporation, the par value of the common stock decreased from $200 per share to $0.01 per share. The condensed, consolidated financial statements contained herein have been restated to give retroactive effect to the Reincorporation.

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

3. The Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for GECC on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs.

     The nature of GECC business activities necessarily involve the management of various financial and market risks, including those related to changes in interest rates, equity prices, currency exchange rates, and commodity prices. As discussed more fully in notes 1, 10 and 20 of the 2000 Form 10-K, management uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001, accounting change described above affected only the pattern and timing of non-cash accounting recognition.

     The January 1, 2001, cumulative effect of adopting this accounting change follows:

     (In millions)                                      Earnings       Equity
                                                      ------------- -----------
     Adjustment to fair value of derivatives (a) .... $     (60)    $   (1,315)
     Income tax effects .............................        22            505
                                                      ------------- -----------
     Total .......................................... $     (38)    $     (810)
                                                      ============= ===========


(a)      For earnings effect, amount shown is net of adjustment to hedged item.

     A reconciliation of current period changes for the first nine months of 2001, net of applicable income taxes, in the separate component of share owners' equity labeled "derivatives qualifying as hedges" follows.

     (In millions)

     Transition adjustment as of January 1, 2001 ...  $      (810)
     Declines in fair value - net ..................         (670)
     Reclassifications to earnings - net ...........          155
                                                     -----------------------
     Balance at September 29, 2001 .................  $    (1,325)
                                                     =======================

     The cumulative effect on share owners' equity was primarily attributable to marking to market forward and swap contracts used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangements. As a matter of policy, management ensures that funding, including the effect of derivatives, of its lending and other financing asset positions are substantially matched in character (e.g., fixed vs. floating) and duration. As a result, declines in the fair values of these effective derivatives are offset by unrecognized gains on the related financing assets and hedged items, and future net earnings will not be subject to volatility arising from interest rate changes.

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

5. Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, modify the accounting for business combinations, goodwill and identifiable intangible assets. All business combinations initiated after June 30, 2001, must be accounted for by the purchase method. Goodwill in such acquisitions will not be amortized, but will be written down when specified tests indicate that the goodwill is impaired, that is, fair value is lower than carrying value. Certain intangible assets will be required to be recognized separately from goodwill and will be amortized over their useful lives. As of January 1, 2002, all goodwill must be tested for impairment and a transition adjustment recognized at that time. Goodwill amortization will also cease at that date, and thereafter, all goodwill will be tested at least annually for impairment. If these rules had applied to goodwill for 2001, management believes that full year 2001 net earnings would have increased by approximately $480 million. Management has not yet determined the extent of impaired goodwill, if any, that will be recognized as of January 1, 2002.

     SFAS No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after December 15, 2002. Management has not yet determined the total likely effects of adopting this Statement on the financial position or results of operations.

6. A summary of increases/(decreases) in share owners' equity that do not result directly from transactions with share owners, net of income taxes, is provided below.

                                                                                      Three Months Ended
                                                                         --------------------------------------------
     (In millions)                                                         September 29, 2001     September 30, 2000
                                                                         ---------------------  ---------------------
     Net earnings  ..................................................... $          1,671         $        1,320
     Investing securities ..............................................              418                    253
     Currency translation adjustments ..................................             (131)                  (111)
     Derivatives qualifying as hedges...................................             (460)                     -
                                                                         ---------------------  ---------------------
     Total ............................................................. $          1,498         $        1,462
                                                                         =====================  =====================

                                                                                      Nine Months Ended
                                                                         --------------------------------------------
                                                                           September 29, 2001     September 30, 2000
                                                                         ---------------------  ---------------------
     Net earnings  ..................................................... $          4,279         $       3,729
     Investing securities ..............................................              351                  (442)
     Currency translation adjustments ..................................               (8)                 (216)
     Derivatives qualifying as hedges...................................             (515)                    -
     Cumulative effect on share owners' equity of adopting FAS  133.....             (810)                    -
                                                                         ---------------------  ---------------------
     Total ............................................................. $          3,297         $       3,071
                                                                         =====================  =====================




7. Revenues and net earnings before accounting changes, by operating segment, for the three and nine months ended September 29, 2001, and September 30, 2000, can be found in the table on page 8 of this report.

Item  2.  Management's Discussion and Analysis of Results of Operations.

Overview

Net earnings before cumulative effect of changes in accounting principle (discussed in notes 3 and 4 to the condensed, consolidated financial statements) for the first nine months of 2001 were $4,437 million, a $708 million (19%) increase over the first nine months of 2000. The results reflected the globalization and diversity of GECC businesses, with strong double-digit increases in the Consumer Services, Equipment Management and Specialty Insurance segments.

Operating Results

Total revenues decreased $5,373 million (13%) to $35,378 million for the first nine months of 2001, compared with $40,751 million for the first nine months of 2000. This decrease primarily resulted from volume declines in the information technology products and services businesses, the deconsolidation of Montgomery Wards, LLC ("Wards"), reduced asset gains at GE Equity, the planned transition of restructured insurance policies from Toho Mutual Life Insurance Company ("Toho") in the consumer savings and insurance business and the prior year inclusion of pretax gains from GECC's holdings of the common stock of PaineWebber Group, Inc. These factors were partially offset by growth in origination volume in the Mid-Market Financing, Specialized Financing and Specialty Insurance segments and acquisition-related growth in the Consumer Services and Mid-Market Financing segments.

Interest expense on borrowings for the first nine months of 2001 was $7,614 million, 1% lower than for the first nine months of 2000. The decrease reflected the effects of lower average interest rates, partially offset by the effects of higher average borrowings used to finance asset growth. The average composite interest rate on GECC's borrowings for the first nine months of 2001 was 5.37% compared with 5.77% in the first nine months of 2000.

Operating and administrative expenses were $9,571 million for the first nine months of 2001, an 18% decrease from the first nine months of 2000. The decrease primarily reflected productivity gains in the Consumer Services and Equipment Management segments, and the deconsolidation of Wards.

Cost of goods sold is associated with activities of the computer equipment distribution business and former retail operations. This cost amounted to $2,519 million for the first nine months of 2001, compared with $6,515 million for the first nine months of 2000. The decrease primarily reflected volume declines at the information technology products and services businesses and the deconsolidation of Wards.

Insurance losses and policyholder and annuity benefits increased $197 million to $6,014 million for the first nine months of 2001, compared with the first nine months of 2000. The increase primarily reflected the effects of growth in premium volume throughout the period and business acquisitions, partially offset by the planned transition of restructured insurance policies from Toho.

Provision for losses on financing receivables was $1,428 million for the first nine months of 2001 compared with $1,362 million for the first nine months of 2000. This provision principally related to credit cards and personal loans in the Consumer Services segment, which are discussed below under Portfolio Quality.

Depreciation and amortization of buildings and equipment and equipment on operating leases increased to $2,495 million for the first nine months of 2001 compared with $2,387 million for the first nine months of 2000. The increase was principally the result of higher shorter-lived levels of equipment on operating leases, primarily reflecting acquisition growth.

Provision for income taxes was $1,238 million for the first nine months of 2001 (an effective tax rate of 21.8%), compared with $1,508 million for the first nine months of 2000 (an effective tax rate of 28.8%). The lower effective tax rate primarily reflected one-time tax benefits with respect to the Equipment Management segment and increased low tax earnings from international operations.

Operating Segments

Revenues and net earnings before cumulative effect of changes in accounting principle, by operating segment, for the three and nine months ended September 29, 2001, and September 30, 2000, are summarized and discussed below.

                                                         Three Months Ended                 Nine Months Ended
                                                   --------------------------------  --------------------------------
                                                   September 29,    September 30,    September 29,    September 30,
(In millions)                                          2001             2000             2001             2000
                                                   ---------------  ---------------  ---------------  ---------------

Revenues
Consumer Services ................................ $     5,575      $     6,019      $    17,012      $    17,594
Equipment Management .............................       2,703            3,595            8,652           10,965
Mid-Market Financing .............................       1,808            1,396            4,738            3,959
Specialized Financing ............................       1,146            1,356            3,554            4,405
Specialty Insurance ..............................         478              396            1,383            1,231
All other ........................................         (88)             952               39            2,597
                                                   ---------------  ---------------  ---------------  ---------------
Total revenues ................................... $    11,622      $    13,714      $    35,378      $    40,751
                                                   ===============  ===============  ===============  ===============

Net earnings before accounting changes
Consumer Services ................................ $       554      $       467      $     1,644      $     1,076
Equipment Management .............................         259              245              836              563
Mid-Market Financing .............................         258              222              569              521
Specialized Financing ............................         320              376              772            1,374
Specialty Insurance ..............................         170              110              427              353
All other ........................................         110             (100)             189             (158)
                                                   ---------------  ---------------  ---------------  ---------------
Total net earnings ............................... $     1,671      $     1,320      $     4,437      $     3,729
                                                   ===============  ===============  ===============  ===============

Consumer Services revenues decreased 3% while net earnings increased 53% for the first nine months of 2001 compared with the first nine months of 2000. Revenues decreased primarily as a result of the planned transition of restructured insurance policies from Toho, the divestiture of the Mortgage Services business, and the planned run-off of the U.S. auto finance business portfolio, offset by a combination of volume growth in the U.S. consumer credit card business as well as acquisition-related growth in the consumer savings and insurance business and non-U.S. consumer finance businesses. The increase in net earnings was led by volume growth in the U.S. consumer credit card and non-U.S. consumer finance businesses, reduced residual losses in the U.S. auto finance business, and the divestiture of the Mortgage Services business, which had experienced losses in 2000.

Equipment Management revenues decreased 21% for the first nine months of 2001 as a result of volume declines in the information technology products and services businesses, partially offset by revenues generated from volume growth in the aviation services business. Net earnings increased 48% for the first nine months of 2001 on improved performance in the information technology products and services businesses and tax benefits at Penske and the satellite service business.

Mid-Market Financing revenues grew 20% in the first nine months of 2001 reflecting the combination of origination growth, acquisitions, and increased asset gains. Net earnings increased 9% in the first nine months of 2001 from a combination of increased asset gains and acquisition-related growth.

Specialized Financing revenues decreased 19% and net earnings decreased 44% in the first nine months of 2001 as growth at Commercial Real Estate, Structured Finance Group and Commercial Finance was more than offset by reduced asset gains on equity investments at GE Equity.

Specialty Insurance revenues increased 12% in the first nine months of 2001, compared with the corresponding period in 2000 as a result of increased premium income. Net earnings increased 21% in the first nine months of 2001, compared with the corresponding period in 2000 reflecting the effects of increased premium income, investment income and loss favorability.

All Other decline in revenues and increase in net earnings in the first nine months of 2001, were primarily the result of the deconsolidation of Wards.

Portfolio Quality

Financing receivables are the financing businesses' largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $150.9 billion at September 29, 2001, from $144.5 billion at the end of 2000, primarily reflecting the effects of higher origination volume and acquisition growth, partially offset by securitizations and the liquidating U.S. auto finance business portfolio. The related allowance for losses at September 29, 2001, amounted to $4.1 billion ($4.0 billion at the end of 2000) and represents management's best estimate of probable losses inherent in the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $49.3 billion at September 29, 2001, an increase of $2.5 billion from year-end 2000. Nonearning consumer receivables at September 29, 2001, were $1.4 billion, about 2.8% of outstandings, compared with $1.0 billion, about 2.3% of outstanding receivables at December 31, 2000. This increase reflects nonearning consumer receivables related to the second quarter acquisition of igroup Limited, a subprime mortgage lender in the United Kingdom. Excluding igroup Limited, nonearning consumer receivables at September 29, 2001, were $1.2 billion, about 2.6% of outstanding receivables. Write-offs of consumer receivables increased to $1.2 billion for the first nine months of 2001 compared with $1.0 billion for the first nine months of 2000 reflecting increased delinquencies in the liquidating Wards credit card portfolio and the maturation of recently acquired private label credit card portfolios, consistent with management's expectations.

Other financing receivables, which totaled $101.6 billion at September 29, 2001 ($97.7 billion at December 31, 2000), consisted of a diverse commercial, industrial  and  equipment  loan and lease  portfolio.  Related  nonearning  and reduced-earning  receivables  were $1.6 billion,  about 1.6% of  outstandings at
September 29, 2001, compared with $0.9 billion, about 1.0% of outstandings at year-end 2000. The increase is primarily the result of several large bankruptcies and restructurings, events that have been considered in establishing the allowance for losses.

Other

In light of John F. Welch, Jr.'s retirement from the General Electric Company, the Board of Directors of GECC has accepted Mr. Welch's resignation as a Director of GECC and as a member of the Executive Committee of the Board of Directors, effective September 7, 2001.

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

                                                                      EXHIBIT 12

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

               Computation of Ratio of Earnings to Fixed Charges
                                      and
           Computation of Ratio of Earnings to Combined Fixed Charges
                         and Preferred Stock Dividends

                      Nine Months Ended September 29, 2001
                                  (Unaudited)

                                                                                                       Ratio of
                                                                                                      Earnings to
                                                                                                       Combined
                                                                                                         Fixed
                                                                                                      Charges and
                                                                                       Ratio of        Preferred
                                                                                     Earnings to         Stock
                                                                                    Fixed Charges      Dividends
 (Dollar amounts in millions)
                                                                                    --------------   --------------
 Net earnings ..................................................................    $     4,279      $     4,279
 Provision for income taxes ....................................................          1,238            1,238
 Minority interest in net earnings of consolidated affiliates ..................             62               62
                                                                                    --------------   --------------
 Earnings before provision for income taxes and minority interest ..............          5,579            5,579
                                                                                    --------------   --------------
 Fixed charges:
    Interest ...................................................................          7,802            7,802
    One-third of rentals .......................................................            225              225
                                                                                    --------------   --------------
 Total fixed charges ...........................................................          8,027            8,027
                                                                                    --------------   --------------
 Less interest capitalized, net of amortization ................................            (75)             (75)
                                                                                    --------------   --------------
 Earnings before provision for income taxes and minority interest, plus
   fixed charges ...............................................................    $    13,531      $    13,531
                                                                                    ==============   ==============

 Ratio of earnings to fixed charges ............................................           1.69
                                                                                    ==============

 Preferred stock dividend requirements .........................................                              64
 Ratio of earnings before provision for income taxes to net earnings ...........                            1.29
 Preferred stock dividend factor on pre-tax basis ..............................                              83
 Fixed charges .................................................................                           8,027
                                                                                                     --------------
 Total fixed charges and preferred stock dividend requirements .................                     $     8,110
                                                                                                     ==============

 Ratio of earnings to combined fixed charges and preferred stock dividends .....                            1.67
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


                                   GENERAL ELECTRIC CAPITAL CORPORATION
                                   ------------------------------------
                                               (Registrant)



Date: October 31, 2001    By:                  /s/ J.A. Parke
                              --------------------------------------------------
                                                 J.A. Parke,
                                  Vice Chairman and Chief Financial Officer
                                        (Principal Financial Officer)




Date: October 31, 2001    By:                  /s/ J.C. Amble
                              --------------------------------------------------
                                                 J.C. Amble,
                                        Vice President and Controller
                                       (Principal Accounting Officer)