Form 10-Q
period 2002-03-30
GENERAL ELECTRIC CAPITAL CORP
filed 2002-05-13
CIK 40554

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

                  For the quarterly period ended March 30, 2002
                                 --------------
                                       OR
        ------
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ------
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _______to _______

                              ---------------------
                          Commission file number 1-6461
                              ---------------------

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

                                 (203) 357-4000
              (Registrant's telephone number, including area code)
                              ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At May 8, 2002, 3,837,825 shares of common stock with a par value of $0.01 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS



                                                                                                          Page
                                                                                                   -------------------
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements ...........................................................              1

Item 2.       Management's Discussion and Analysis of Results of Operations ..................              7

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of
              Earnings to Combined Fixed Charges and Preferred Stock Dividends ...............             13


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K ...............................................             14

Signatures    ................................................................................             15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              Condensed Statement of Current and Retained Earnings

                                   (Unaudited)


                                                                         Three Months Ended
                                                                  -----------------------------------
                                                                     March 30,         March 31,
 (In millions)                                                         2002               2001
                                                                  -----------------  ----------------
 Revenues
 Revenues from services .......................................   $    10,589         $     11,010
 Sales of goods ...............................................           816                1,068
                                                                  -----------------  ----------------
                                                                       11,405               12,078
                                                                  -----------------  ----------------
 Expenses
 Interest .....................................................         2,176                2,744
 Operating and administrative .................................         3,067                3,414
 Cost of goods sold ...........................................           742                  961
 Insurance losses and policyholder and annuity benefits .......         1,950                1,940
 Provision for losses on financing receivables ................           630                  460
 Depreciation and amortization of buildings and equipment
    and equipment on operating leases .........................           822                  787
 Minority interest in net earnings of consolidated affiliates .            22                   30
                                                                  --------------     ----------------
                                                                        9,409               10,336
                                                                  -----------------  ----------------
 Earnings
 Earnings before income taxes and accounting changes...........         1,996                1,742
 Provision for income taxes....................................          (391)                (402)
                                                                  -----------------  ----------------
 Earnings before accounting changes............................         1,605                1,340
 Cumulative effect of accounting changes ......................        (1,015)                (158)
                                                                  -----------------  ----------------
 Net Earnings .................................................           590                1,182
 Dividends ....................................................          (543)                (529)
 Retained earnings at beginning of period .....................        23,554               19,694
                                                                  -----------------  ----------------
  Retained earnings at end of period ..........................    $   23,601         $     20,347
                                                                  =================  ================










 See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    Condensed Statement of Financial Position

                                                                                     March 30,         December 31,
 (In millions)                                                                         2002                2001
                                                                                 -----------------   -----------------
                                                                                    (Unaudited)
 Assets
 Cash and equivalents ......................................................     $         6,127     $         6,784
 Investment securities .....................................................              79,899              78,723
 Financing receivables:
    Time sales and loans, net of deferred income ...........................             121,404             120,708
    Investment in financing leases, net of deferred income .................              53,693              55,336
                                                                                 -----------------   -----------------
                                                                                         175,097             176,044
    Allowance for losses on financing receivables ..........................              (4,837)             (4,743)
                                                                                 -----------------   -----------------
       Financing receivables - net .........................................             170,260             171,301
 Insurance receivables - net ...............................................              10,764              10,642
 Other receivables - net ...................................................              15,873              15,132
 Inventories ...............................................................                 261                 270
 Equipment on operating leases (at cost), less accumulated amortization of
    $9,402 and $9,133.......................................................              28,303              27,314
 Intangible assets .........................................................              16,007              16,986
 Other assets ..............................................................              54,614              53,924
                                                                                 -----------------   -----------------
         Total assets ......................................................     $       382,108     $       381,076
                                                                                 =================   =================
 Liabilities and share owners' equity
 Short-term borrowings .....................................................     $       141,070    $        154,124
 Long-term borrowings:
    Senior .................................................................              89,630              75,601
    Subordinated ...........................................................                 885                 873
 Insurance liabilities, reserves and annuity benefits ......................              83,342              82,224
 Other liabilities .........................................................              25,834              26,930
 Deferred income taxes .....................................................               8,193               8,111
                                                                                 -----------------   -----------------
         Total liabilities .................................................             348,954             347,863
                                                                                 -----------------   -----------------
 Minority interest in equity of consolidated affiliates ....................               1,684               1,650
                                                                                 -----------------   -----------------
 Accumulated gains/(losses) - net
   Investment securities ...................................................                (670)               (362)
   Currency translation adjustments ........................................                (729)               (564)
   Derivatives qualifying as hedges ........................................                (499)               (832)
                                                                                 -----------------   -----------------
 Accumulated non-owner changes in share owners' equity .....................              (1,898)             (1,758)
 Capital stock .............................................................                   4                   4
 Additional paid-in capital ................................................               9,763               9,763
 Retained earnings .........................................................              23,601              23,554
                                                                                 -----------------   -----------------
         Total share owners' equity ........................................              31,470              31,563
                                                                                 -----------------   -----------------
         Total liabilities and share owners' equity ........................     $       382,108     $       381,076
                                                                                 =================   =================




See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                -------------------------------------
                                                                                     March 30,           March 31,
 (In millions)                                                                         2002                 2001
                                                                               -----------------   ------------------
 Cash Flows From Operating Activities
 Net earnings ..............................................................   $           590      $        1,182
   Adjustments to reconcile net earnings to cash provided from operating activities:
      Cumulative effect of accounting changes ..............................             1,015                 158
      Provision for losses on financing receivables ........................               630                 460
      Depreciation and amortization of buildings and equipment and
        equipment on operating leases ......................................               822                 787
      Other - net ..........................................................               616                (938)
                                                                               -----------------   ------------------
         Cash from operating activities ....................................             3,673               1,649
                                                                               -----------------   ------------------
 Cash Flows From Investing Activities
 Increase in loans to customers ............................................           (40,980)            (30,667)
 Principal collections from customers - loans ..............................            37,440              28,888
 Investment in equipment for financing leases ..............................            (3,424)             (1,194)
 Principal collections from customers - financing leases ...................             4,063               1,549
 Net change in credit card receivables .....................................             1,536               2,442
 Buildings and equipment and equipment on operating leases:
      - additions ..........................................................            (3,017)             (1,817)
      - dispositions .......................................................             1,414                 814
 Payments for principal businesses purchased, net of cash acquired .........              (160)               (329)
 Purchases of securities by insurance and annuity businesses ...............            (9,647)             (8,819)
 Dispositions and maturities of securities by insurance and annuity
   businesses ..............................................................             7,426               7,506
 Other - net ...............................................................            (1,557)                (41)
                                                                               -----------------   ------------------

         Cash used for investing activities ................................            (6,906)             (1,668)
                                                                               -----------------   ------------------
 Cash Flows From Financing Activities
 Net change in borrowings (maturities 90 days or less) .....................           (15,245)             (1,620)
 Newly issued debt:
                     -  short-term (maturities 91-365 days) ................             1,058                 984
                     -  long-term (longer than one year) ...................            24,359               5,875
 Proceeds - nonrecourse, leveraged lease debt ..............................               289                 326
 Repayments and other reductions:
                    -  short-term (maturities 91-365 days) .................            (6,294)               (886)
                    -  long-term (longer than one year) ....................              (655)             (3,433)
 Principal payments - nonrecourse, leveraged lease debt ....................              (276)               (137)
 Proceeds from sales of investment contracts ...............................             1,739               1,643
 Redemption of investment contracts ........................................            (1,856)             (1,978)
 Dividends paid ............................................................              (543)               (529)
                                                                               -----------------   ------------------
         Cash from financing activities ....................................             2,576                 245
                                                                               -----------------   ------------------
 Increase/(decrease) in Cash and Equivalents During the Period..............              (657)                226
 Cash and Equivalents at Beginning of Period ...............................             6,784               5,819
                                                                               -----------------   ------------------
 Cash and Equivalents at End of Period .....................................   $         6,127       $       6,045
                                                                                =================   ==================

See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              Notes to Condensed, Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying condensed, consolidated financial statements represent the consolidation of General Electric Capital Corporation and all
     majority-owned and controlled affiliates (collectively called "the Corporation" or "GECC"). All significant transactions among the parent and consolidated affiliates have been eliminated. Certain prior period data have been reclassified to conform to the current period presentation.

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

3. The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology.

     GECC ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously-reported segment information to correspond to the earnings measurements by which businesses will be evaluated. In accordance with the requirements of SFAS 131, Reporting Segments of a Business Enterprise, previously reported segment results (presented under the heading Operating Segments on page 8), have been restated to be consistent with 2002 reporting. Goodwill amortization expense for the three months ended March 31, 2001, was $151 million ($119 million after tax). The effect on earnings of excluding such goodwill amortization expense from the first three months of 2001 follow:

                                                                           Three months ended
                                                             -----------------------------------------------
        (In millions)                                           March 30, 2002            March 31, 2001
                                                             ----------------------    ---------------------
        Earnings before accounting changes.........          $         1,605           $         1,340
                                                             ----------------------    ---------------------
        Earnings before accounting changes, excluding
           2001 goodwill amortization..............          $         1,605           $         1,459
                                                             ----------------------    ---------------------
        Net earnings...............................          $           590           $         1,182
                                                             ----------------------    ---------------------
        Net earnings, excluding 2001 goodwill
           amortization............................          $           590           $         1,301
                                                             ----------------------    ---------------------

     Under SFAS 142, GECC was required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. SFAS 142 requires that two or more component-level reporting units with similar economic characteristics be combined into a single reporting unit.

     A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

     The result of testing goodwill of the Corporation for impairment in accordance with SFAS 142, as of January 1, 2002, was a non-cash charge of $1,204 million ($1,015 million after tax), which is reported in the caption "Cumulative effect of accounting changes". Substantially all of the charge relates to the IT Solutions business and the GE Auto and Home business, a direct subsidiary of GE Financial Assurance. The primary factors resulting in the impairment charge were the difficult economic environment in the information technology sector and enhanced price competition in the auto insurance industry. No impairment charge was appropriate under the FASB's previous goodwill impairment standard, which was based on undiscounted cash flows.


                                                        At March 30, 2002               At December 31, 2001
                                                --------------------------------  -------------------------------
                                                    Gross                            Gross
                                                   Carrying       Accumulated       Carrying       Accumulated
      Intangibles Subject to Amortization           Amount        Amortization       Amount        Amortization
                                                -------------  -----------------  ------------  -----------------
     (In millions)
     Present value of future profits (PVFP) ...   $   5,273      $  (3,258)         $   5,237     $  (3,204)
     All other.................................         739           (473)               956          (477)
                                                -------------  -----------------  ------------  -----------------
     Total ....................................   $   6,012      $  (3,731)         $   6,193     $  (3,681)
                                                =============  =================  ============  =================

     Amortization expense related to intangible assets, excluding goodwill for the first quarter of 2002 and 2001, was $66 million and $73 million, respectively. The estimated percentage of the December 31, 2001 net PVFP balance to be amortized over each of the next five years is as follows:

           2002.....................................................       13.3%
           2003.....................................................       10.6%
           2004.....................................................        8.9%
           2005.....................................................        7.4%
           2006.....................................................        6.2%

     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

     In addition, the Corporation had capitalized software (net of accumulated amortization) of $758 million and $757 million at March 30, 2002 and December 31, 2001, respectively. Amortization expense related to the capitalized software was approximately $52 million and $29 million in the first quarter of 2002 and 2001, respectively. The Corporation also had mortgage servicing assets (net of accumulated amortization) of $880 million and $929 million at March 30, 2002 and December 31, 2001, respectively. Amortization expense related to the mortgage servicing assets was approximately $62 million and $55 million in the first quarter of 2002 and 2001, respectively.

Goodwill
--------                    Consumer          Equipment                     Specialized      Specialty       All
(In millions)               Services          Management      Mid-Market     Financing       Insurance       Other         Total
                          -------------    --------------    -----------    ------------     -----------    ---------    -----------
Balance,
  December 31, 2001....   $    5,724       $    1,209        $    2,508     $       38       $      100     $  4,895     $   14,474
Acquisitions...........          165               19                 -              -                -          354            538
Transition Impairment
(Pre-Tax)..............            -                -                 -              -                -       (1,204)        (1,204)
All Other..............           13              (13)               30              -                -         (112)           (82)
                          -------------    --------------    -----------    ------------     -----------    ---------    -----------
Balance,
  March 30, 2002.......   $    5,902       $    1,215        $    2,538     $       38       $      100     $  3,933     $   13,726
                          =============    ==============    ===========    ============     ===========    =========    ===========

     As previously disclosed, the Corporation acquired Heller Financial, Inc. (Heller) on October 24, 2001. The Corporation is addressing its purchase accounting for Heller, which will be completed in 2002.

4. At January 1, 2001, GECC adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. The cumulative effect of adopting this standard was a one-time reduction of net earnings in the first quarter of 2001 of $38 million. Also at January 1, 2001, GECC adopted the consensus of the Emerging Issues Task Force of the FASB on accounting for impairment of beneficial interests (EITF 99-20). Under this consensus, impairment of certain beneficial interests in securitized assets must be recognized when the asset's fair value is below its carrying value and it is probable that there has been an adverse change in estimated cash flows. The cumulative effect of adopting EITF 99-20 was a one-time reduction of net earnings in the first quarter of 2001 of $120 million.

5. A summary of increases/(decreases) in share owners' equity that do not result directly from transactions with share owners, net of income taxes, is provided below.

                                                                                         Three Months Ended
                                                                                -------------------------------------
                                                                                     March 30,          March 31,
         (In millions)                                                                 2002                2001
                                                                                ----------------   -----------------
         Net earnings ......................................................... $          590     $         1,182
         Investment securities ................................................           (308)                742
         Currency translation adjustments .....................................           (165)                134
         Derivatives qualifying as hedges .....................................            333                (394)
         Cumulative effect on share owners' equity of adopting SFAS 133 .......              -                (810)
                                                                                ----------------   -----------------
         Total ................................................................ $          450     $           854
                                                                                ================   =================

6. Revenues and net earnings before accounting changes of the Corporation, by operating segment, for the three months ended March 30, 2002 and March 31, 2001 can be found in the consolidated table on page 8 of this report.

Item 2.  Management's  Discussion  and  Analysis of Results of Operations

Overview

The Corporation's net earnings before accounting changes (discussed in notes 3 and 4 to the condensed, consolidated financial statements) for the first three months of 2002 were $1,605 million, a $265 million (20%) increase over the first three months of 2001. Excluding the effect of the prior year goodwill amortization in the amount of $119 million after tax, net earnings before accounting changes increased 10%. The earnings increase reflected productivity and origination growth, the contribution from acquired businesses and portfolios as well as lower taxes. These changes were partially offset by $81 million lower gains on sales of investment securities, $27 million lower gains on securitizations and the absence of a current year counterpart to the 2001 disposition of Americom.

Operating Results

Total revenues decreased $673 million (6%) to $11,405 million for the first three months of 2002, compared with $12,078 million for the first three months of 2001. This decrease primarily resulted from volume decreases at IT Solutions, the absence of revenues from Americom which was divested in the fourth quarter of 2001, lower securitization gains primarily at Card Services, and reduced market interest rates, the combination of which were partially offset by acquisition and origination growth in the Mid-Market Financing segment.

Interest expense on borrowings for the first three months of 2002 was $2,176 million, 21% lower than for the first three months of 2001. The decrease reflected the effects of lower interest rates, partially offset by the effects of higher average borrowings used to finance asset growth. The average composite interest rate on the Corporation's borrowings for the first three months of 2002 was 4.02% compared with 5.87% in the first three months of 2001.

Operating and administrative expenses were $3,067 million for the first three months of 2002, a 10% decrease over the first three months of 2001. The decrease primarily reflected productivity gains in the Consumer Services and Specialized Financing segments and a decrease in amortization expense related to goodwill, as in accordance with SFAS 142 GECC ceased amortizing goodwill effective January 1, 2002. These decreases were partially offset by operating and administrative expenses associated with recent acquisitions.

Cost of goods sold is associated with activities of the Corporation's computer equipment distribution business. This cost amounted to $742 million for the first three months of 2002, compared with $961 million for the first three months of 2001. The decrease primarily reflected volume declines at IT Solutions.

Insurance losses and policyholder and annuity benefits increased $10 million to $1,950 million for the first three months of 2002, compared with the first three months of 2001.

Provision for losses on financing receivables was $630 million for the first three months of 2002 compared with $460 million for the first three months of 2001. These provisions principally relate to private-label credit cards, bank credit cards, personal loans and auto loans and leases as well as commercial, industrial, and equipment loans and leases, all of which are discussed below under Portfolio Quality.

Depreciation and amortization of buildings and equipment and equipment on operating leases increased to $822 million for the first three months of 2002 compared with $787 million for the first three months of 2001. The increase was principally the result of higher levels of shorter-lived equipment on operating leases, primarily reflecting acquisition growth.

Provision for income taxes was $391 million for the first three months of 2002 (an effective tax rate of 19.6%), compared with $402 million for the first three months of 2001 (an effective tax rate of 23.1%). The lower effective tax rate primarily reflected increased low taxed earnings from international operations.

Operating Segments

Revenues and net earnings before accounting changes of the Corporation, by operating segment, for the three months ended March 30, 2002, and March 31, 2001, are summarized and discussed below. First quarter 2001 amounts have been reclassified to conform to the 2002 presentation, which reflects changes, effective as of January 1, 2002, in the Corporation's internal organization and in the amortization of goodwill. Asia/Pacific operations previously managed by region are now managed and reported by the respective operating business. Also, certain businesses, primarily IT Solutions and GE Auto and Home, previously in separate segments are now reviewed directly by the chief operating decision maker, and are therefore designated as operating segments. Because none of these operating segments qualifies as a reporting segment, they have been combined for reporting purposes and will be presented in "All Other".

Consolidated                                                           Three Months Ended
                                                            ------------------------------------------
                                                                   March 30,          March 31,
 (In millions)                                                       2002                2001
                                                            --------------------   -----------------
 Revenues
 Consumer Services .....................................    $       5,298          $     5,532
 Equipment Management ..................................            1,586                1,830
 Mid-Market Financing ..................................            2,232                1,928
 Specialized Financing .................................              714                  818
 Specialty Insurance ...................................              442                  447
 All other .............................................            1,133                1,523
                                                            ------------------     -----------------
 Total revenues ........................................    $      11,405          $    12,078
                                                            ==================     =================
 Net Earnings before accounting changes
 Consumer Services .....................................    $         677          $       605
 Equipment Management ..................................              169                  306
 Mid-Market Financing ..................................              336                  288
 Specialized Financing .................................              215                  115
 Specialty Insurance ...................................              152                  122
 All other .............................................               56                   23
                                                            -----------------      -----------------
 Total net earnings before accounting changes...........    $       1,605          $     1,459
                                                            =================      =================

Following is a discussion of revenues and net earnings before accounting changes from operating segments. For purposes of this discussion, net earnings before accounting changes is referred to as net earnings.

Consumer Services

                                                                 Three Months Ended
                                                      ------------------------------------------
    (In millions)                                             March 30,             March 31,
                                                                 2002                  2001
                                                      -------------------    -------------------
    Revenues
    Global Consumer Finance.......................    $           1,470      $           1,318
    GE Financial Assurance........................                2,976                  3,093
    GE Card Services..............................                  798                    970
    Other Consumer Services.......................                   54                    151
                                                      -------------------    -------------------
      Total revenues..............................    $           5,298      $           5,532
                                                      ===================    ===================
    Net earnings
    Global Consumer Finance.......................    $             320      $             297
    GE Financial Assurance........................                  173                    159
    GE Card Services..............................                  184                    134
    Other Consumer Services.......................                    -                     15
                                                      -------------------    -------------------
      Net earnings................................    $             677      $             605
                                                      ===================    ===================

Consumer Services net earnings increased 12% on revenues that were 4% lower compared with the first three months of 2001. The largest single factor affecting revenues was lower market interest rates. Revenues also declined because of exited businesses as well as lower securitization gains at Card Services and lower revenues from the planned transition of restructured Toho insurance policies at GE Financial Assurance, the combination of which more than offset acquisition and volume growth at Global Consumer Finance and GE Financial Assurance. Other Consumer Services revenues decreased as a result of the planned run-off of the U.S. auto finance business portfolio. The increase in net earnings reflected growth across all three major businesses: Card Services had volume growth, productivity, and reduced losses from exited businesses; GE Financial Assurance growth was largely the result of productivity; Global Consumer Finance growth was primarily from acquisitions and productivity.

Equipment Management

                                                                 Three Months Ended
                                                      ------------------------------------------
    (In millions)                                          March 30,              March 31,
                                                              2002                   2001
                                                      -------------------    -------------------
    Revenues
    Aviation Services (GECAS).....................    $            568       $            516
    Americom......................................                   -                    237
    Other Equipment Management....................               1,018                  1,077
                                                      -------------------    -------------------
         Total revenues...........................    $          1,586       $          1,830
                                                      ===================    ===================
    Net earnings
    Aviation Services (GECAS).....................    $             95       $            130
    Americom......................................                   -                     91
    Other Equipment Management....................                  74                     85
                                                      -------------------    -------------------
         Net earnings.............................    $            169       $            306
                                                      ===================    ===================


Equipment Management revenues decreased 13% and net earnings decreased 45% in the first three months of 2002, compared with the corresponding period in 2001. The decrease in revenues principally reflects the divestiture of Americom in the fourth quarter of 2001, partially offset by volume growth at GECAS. The decrease in net earnings principally reflects the divestiture of Americom and fewer aircraft sales at GECAS.

Mid-Market Financing

                                                                 Three Months Ended
                                                      ------------------------------------------
    (In millions)                                         March 30,              March 31,
                                                             2002                   2001
                                                      -------------------    -------------------
    Revenues
    Commercial Equipment Financing..............      $          1,063       $            956
    Commercial Finance..........................                   600                    506
    Vendor Financial Services...................                   524                    466
    Other Mid-Market Financing..................                    45                      -
                                                      -------------------    -------------------
         Total revenues.........................      $          2,232       $          1,928
                                                      ===================    ===================
    Net earnings
    Commercial Equipment Financing..............      $            157       $            120
    Commercial Finance..........................                   105                    112
    Vendor Financial Services...................                    62                     54
    Other Mid-Market Financing..................                    12                      2
                                                      -------------------    -------------------
         Net earnings...........................      $            336       $            288
                                                      ===================    ===================

Mid-Market Financing revenues and net earnings increased 16% and 17% in the first three months of 2002, compared with the first three months of 2001. The increase in revenues principally reflects the combination of acquisition and origination growth at Commercial Equipment Financing, Commercial Finance and Vendor Financial Services, partially offset by decreased market interest rates and reduced asset gains. Growth in net earnings reflected acquisition and volume growth at Commercial Equipment Financing and Commercial Finance, as well as acquisition growth at Vendor Financial Services, partially offset by reduced asset gains and higher losses at Commercial Finance.

Specialized Financing

                                                                 Three Months Ended
                                                      ------------------------------------------
    (In millions)                                         March 30,              March 31,
                                                             2002                   2001
                                                      -------------------    -------------------
    Revenues
    Real Estate...................................    $            455       $            581
    Structured Finance Group......................                 296                    312
    GE Equity.....................................                 (55)                   (89)
    Other Specialized Financing...................                  18                     14
                                                      -------------------    -------------------
         Total revenues...........................    $            714       $            818
                                                      ===================    ===================
    Net earnings
    Real Estate...................................    $            159       $            128
    Structured Finance Group......................                 129                    106
    GE Equity.....................................                 (70)                  (117)
    Other Specialized Financing...................                  (3)                    (2)
                                                      -------------------    -------------------
         Net earnings.............................    $            215       $            115
                                                      ===================    ===================

Specialized Financing revenues decreased 13%, in the first three months of 2002, as a result of lower market interest rates and lower asset gains at Real Estate and Structured Finance Group. These decreases were partially offset by reduced asset losses on equity investments at GE Equity. Net earnings increased 87% in the first three months of 2002, reflecting productivity benefits, volume and acquisition growth at Real Estate and Structured Finance Group and lower asset losses at GE Equity, which more than offset the decrease in asset gains discussed above.

Specialty Insurance

                                                                 Three Months Ended
                                                      ------------------------------------------
    (In millions)                                         March 30,              March 31,
                                                             2002                   2001
                                                      -------------------    -------------------
    Revenues
    Mortgage Insurance............................    $            280       $            309
    Other Specialty Insurance.....................                 162                    138
                                                      -------------------    -------------------
         Total revenues...........................    $            442       $            447
                                                      ===================    ===================
    Net earnings
    Mortgage Insurance............................    $            100       $            124
    Other Specialty Insurance.....................                  52                     (2)
                                                      -------------------    -------------------
         Net earnings.............................    $            152       $            122
                                                      ===================    ===================

Specialty Insurance revenues decreased 1% in the first three months of 2002 as a result of reduced premiums associated with mortgage refinancing activity at Mortgage Insurance. Net earnings increased 25% in the first three months of 2002, primarily reflecting lower costs associated with the portfolio runoff at Mortgage Services, which was partially offset by reduced earnings resulting from refinancing activity at Mortgage Insurance.

All Other

                                                                Three Months Ended
                                                    -------------------------------------------
   (In millions)                                         March 30,               March 31,
                                                           2002                    2001
                                                    --------------------    -------------------
   Revenues
   IT Solutions................................     $           916          $          1,221
   Other.......................................                 217                       302
                                                    --------------------    -------------------
        Total revenues.........................     $         1,133          $          1,523
                                                    ====================    ===================
   Net earnings
   IT Solutions................................     $            (2)         $             (3)
   Other.......................................                  58                        26
                                                    --------------------    -------------------
        Total net earnings.....................     $            56         $              23
                                                    ====================    ===================

All  Other  decline  in  revenues   primarily  related  to  reduced  volume  and
discontinued product lines at IT Solutions. The increase in net income primarily related to lower corporate expenses.

Portfolio Quality

Financing receivables is the largest category of assets for the Corporation and represents one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, decreased to $175.1 billion at March 30, 2002, from $176.0 billion at the end of 2001, primarily reflecting securitizations and sales slightly in excess of volume and acquisition growth, as well as the effects of foreign currency translation of European financing receivables. The related allowance for losses at March 30, 2002 amounted to $4.8 billion ($4.7 billion at the end of 2001) and represents management's best estimate of probable losses inherent in the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $49.5 billion at March 30, 2002, a decrease of $1.3 billion from year-end 2001. Nonearning consumer receivables at March 30, 2002 were $1.5 billion, about 3.0% of outstandings, unchanged from December 31, 2001. Write-offs of consumer receivables remained at $0.4 billion for the first three months of 2002 compared with $0.4 billion for the first three months of 2001.

Other financing receivables, which totaled $125.6 billion at March 30, 2002 ($125.2 billion at December 31, 2001), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $1.9 billion, about 1.5% of outstandings at March 30, 2002, compared with $1.7 billion, about 1.4% of outstandings at year-end 2001. The increase is primarily driven by several large bankruptcies and restructurings. These receivables are backed by assets and are covered by reserves for probable losses.

Liquidity

The major debt-rating agencies evaluate the financial condition of GECC. Factors that are important to the ratings of GECC include the following: cash generating ability - including cash generated from operating activities; earnings quality - including revenue growth and the breadth and diversity of sources of income; leverage ratios - such as debt to total capital and interest coverage; and asset utilization, including return on assets and asset turnover ratios. Considering those factors, as well as other criteria appropriate to GECC, those major rating agencies continue to give the highest ratings to debt of GECC (long-term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

Global commercial paper markets are a primary source of cash for GECC. GECC is the most widely-held name in those markets. GECC began the year with $111 billion of commercial paper, about 48% of total debt outstanding at December 31, 2001, and at the end of the first quarter of 2002 had $95 billion of commercial paper outstanding, about 41% of total debt outstanding. GECC plans to reduce the ratio of commercial paper to approximately 25% to 35% of total outstanding debt by the end of 2002.

As of March 30, 2002, GECC held approximately $34 billion of contractually committed lending agreements with highly-rated global banks and is in the process of increasing its committed lending agreements to approximately $50 billion. When considering the contractually committed lending agreements as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from the Corporation's lending and leasing activities, short term secured funding on global assets, and potential asset sales, management believes it could achieve an orderly transition from commercial paper in the unlikely event of impaired access to the commercial paper market.

During the first quarter of 2002, GECC issued approximately $25 billion of long-term debt, largely in the U.S. market. These funds were used primarily to reduce the amount of commercial paper outstanding as well as fund maturing long-term debt. GECC anticipates issuing approximately $50 billion to $70 billion of additional long-term debt using both U.S. and international markets during the remainder of 2002. The proceeds from such issuances will be used to reduce the amount of commercial paper outstanding, to fund maturing long-term debt and fund additional asset growth. The ultimate amount of debt issuances will depend upon the growth in assets, availability of markets and movements in interest rates.

The Corporation continues to use special purpose entities as described in the December 31, 2001, Annual Report on Form 10-K. Compared with December 31, 2001, receivables held by special purpose entities as of March 30, 2002, remained at $41.3 billion and the maximum amount of liquidity support for commercial paper outstanding was about the same at $41.7 billion. The maximum recourse provided under credit support agreements increased from $14.3 billion at December 31, 2001, to $15.0 billion at March 30, 2002.

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


                                                                                                         EXHIBIT 12
                               GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                                     Computation of Ratio of Earnings to Fixed Charges
                                                            and
                     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                                            Three Months Ended March 30, 2002
                                                        (Unaudited)


                                                                                                         Ratio of
                                                                                                       Earnings to
                                                                                                      Combined Fixed
                                                                                     Ratio of          Charges and
                                                                                    Earnings to      Preferred Stock
 (Dollar amounts in millions)                                                      Fixed Charges        Dividends
                                                                                 -----------------   -----------------
 Net earnings ................................................................   $           590     $          590
 Provision for income taxes ..................................................               391                391
 Minority interest in net earnings of consolidated affiliates ................                22                 22
                                                                                 -----------------   -----------------
 Earnings before provision for income taxes and minority interest ............             1,003              1,003
                                                                                 -----------------   -----------------
 Fixed charges:
    Interest .................................................................             2,219              2,219
    One-third of rentals .....................................................                75                 75
                                                                                 -----------------   -----------------
 Total fixed charges .........................................................             2,294              2,294
 Less interest capitalized, net of amortization ..............................               (10)               (10)
                                                                                 -----------------   -----------------
 Earnings before provision for income taxes and minority interest, plus fixed
    charges ..................................................................   $         3,287     $        3,287
                                                                                 =================   =================
 Ratio of earnings to fixed charges ..........................................              1.43
                                                                                 =================
 Preferred stock dividend requirements .......................................                                   12
 Ratio of earnings before provision for income taxes to net earnings .........                                 1.66
                                                                                                     -----------------
 Preferred stock dividend factor on pre-tax basis ............................                                   20
 Fixed charges ...............................................................                                2,294
                                                                                                     -----------------
 Total fixed charges and preferred stock dividend requirements ...............                       $        2,314
                                                                                                     =================
 Ratio of earnings to combined fixed charges and preferred stock dividends ...                                 1.42
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



     b.  Reports on Form 8-K.

                      A current report on Form 8-K was filed on March 25, 2002 under Item 5 setting forth GE's approach to managing long-term bond offerings and debt portfolio of General Electric Capital Corporation.

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


                                   GENERAL ELECTRIC CAPITAL CORPORATION
                                   ------------------------------------
                                               (Registrant)


Date: May 13, 2002          By:                /s/ J.A. Parke
                                ------------------------------------------------
                                                 J.A. Parke,
                                  Vice Chairman and Chief Financial Officer
                                        (Principal Financial Officer)



Date: May 13, 2002          By:                /s/ J.C. Amble
                                ------------------------------------------------
                                                 J.C. Amble,
                                        Vice President and Controller
                                       (Principal Accounting Officer)