Form 10-Q
period 2002-06-29
GENERAL ELECTRIC CAPITAL CORP
filed 2002-07-31
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ---------------------------
                                    FORM 10-Q
                          ---------------------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002
                                                 -------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to
                                                       --------   --------
                          Commission file number 1-6461

                                ----------------

                      General Electric Capital Corporation
                    ----------------------------------------
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

At July 30, 2002, 3,837,825 shares of common stock with a par value of $0.01 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS



                                                                                                      Page
                                                                                               -------------------
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                      1

Item 2.       Management's Discussion and Analysis of Results of Operations                             7

Exhibit 12    Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of
              Earnings to Combined Fixed Charges and Preferred Stock Dividends                         19

Exhibit 99.1  Certification  Pursuant To 18 U.S.C.  Section 1350, As Adopted  Pursuant To
              Section 906 Of The Sarbanes-Oxley Act Of 2002                                            20

Exhibit 99.2  Certification  Pursuant To 18 U.S.C.  Section 1350, As Adopted  Pursuant To
              Section 906 Of The Sarbanes-Oxley Act Of 2002                                            21

Exhibit 99.3  GE Announces Reorganization of Financial Services; GE Capital to Become Four
              Separate Businesses                                                                      22



PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                         24

Signatures                                                                                             25

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              Condensed Statement of Current and Retained Earnings

                                   (Unaudited)

                                                  Second quarter ended                      Six months ended
                                               -------------------------------       -----------------------------
                                               June 29, 2002    June 30, 2001        June 29, 2002   June 30, 2001
                                               ------------     --------------        ------------    ------------
(Dollars in millions)
Revenues
Revenues from services                          $    10,776       $     10,718        $  21,365       $    21,728
Sales of goods                                          899                960            1,715             2,028
                                                ------------      -------------       ----------      ------------
                                                     11,675             11,678           23,080            23,756
Expenses
Interest                                              2,335              2,512            4,511             5,256
Operating and administrative                          2,966              3,165            6,033             6,579
Cost of goods sold                                      822                866            1,564             1,827
Insurance losses and policyholder and
     annuity benefits                                 1,990              2,113            3,940             4,053
Provision for losses on financing
     receivables                                        780                447            1,410               907
Depreciation and amortization of buildings
     and equipment and equipment on
     operating leases                                   882                791            1,704             1,578
Minority interest in net earnings of
     consolidated affiliates                             27                 17               49                47
                                                ------------      -------------       ----------      ------------
                                                      9,802              9,911           19,211            20,247
Earnings
Earnings before income taxes and
   accounting changes                                 1,873              1,767            3,869             3,509
Provision for income taxes                             (301)              (341)            (692)             (743)
                                                ------------      -------------       ----------      ------------
Earnings before accounting changes                    1,572              1,426            3,177             2,766
Cumulative effect of accounting changes                   -                  -           (1,015)             (158)
                                                ------------      -------------       ----------      ------------
Net Earnings                                          1,572              1,426            2,162             2,608
Dividends                                              (444)              (531)            (987)           (1,060)
Retained earnings at beginning of period             23,601             20,347           23,554            19,694
                                                ------------      -------------       ----------      ------------
Retained earnings at end of period              $    24,729       $      21,242       $  24,729         $  21,242
                                                ============      =============       ==========      ============


See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                    Condensed Statement of Financial Position


(Dollars in millions)                                                      June 29, 2002      December 31, 2001
                                                                       --------------------  ------------------
                                                                           (Unaudited)
Assets
Cash and equivalents                                                   $           8,082    $             6,784
Investment securities                                                             84,470                 78,723
Financing receivables:
     Time sales and loans, net of deferred income                                131,873                120,708
     Investment in financing leases, net of deferred income                       56,899                 55,336
                                                                       -----------------     ------------------
                                                                                 188,772                176,044
     Allowance for losses on financing receivables                                (5,183)                (4,743)
                                                                       -----------------     ------------------
         Financing receivables - net                                             183,589                171,301
Insurance receivables - net                                                       11,795                 10,642
Other receivables - net                                                           15,383                 15,132
Inventories                                                                          266                    270
Equipment on operating leases (at cost), less accumulated
   amortization of $10,036 and $9,133                                             29,223                 27,314
Intangible assets                                                                 20,357                 18,882
Other assets                                                                      62,598                 52,028
                                                                       -----------------     ------------------
         Total assets                                                  $         415,763    $           381,076
                                                                       =================     ==================

Liabilities and share owners' equity
Short-term borrowings                                                  $         127,070    $           154,124
Long-term borrowings:
     Senior                                                                      121,544                 75,601
     Subordinated                                                                    883                    873
Insurance liabilities, reserves and annuity benefits                              96,648                 82,224
Other liabilities                                                                 26,564                 26,930
Deferred income taxes                                                              8,602                  8,111
                                                                       -----------------     ------------------
         Total liabilities                                                       381,311                347,863
                                                                       -----------------     ------------------

Minority interest in equity of consolidated affiliates                             1,724                  1,650
                                                                       -----------------     ------------------
Accumulated gains/(losses) - net
     Investment securities                                                           153                   (362)
     Currency translation adjustments                                               (672)                  (564)
     Derivatives qualifying as hedges                                             (1,248)                  (832)
                                                                       -----------------     ------------------
Accumulated non-owner changes in share owners' equity                             (1,767)                (1,758)
Capital stock                                                                          4                      4
Additional paid-in capital                                                         9,762                  9,763
Retained earnings                                                                 24,729                 23,554
                                                                       -----------------     ------------------
         Total share owners' equity                                               32,728                 31,563
                                                                       -----------------     ------------------
        Total liabilities and share owners' equity                     $         415,763    $           381,076
                                                                       =================     ==================


See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                         Six months ended
                                                                           ---------------------------------------
(Dollars in millions)                                                         June 29, 2002         June 30, 2001
                                                                           -------------------    ----------------
Cash Flows from Operating Activities
Net earnings                                                                $           2,162      $        2,608
Adjustments to reconcile net earnings to cash provided from
   operating activities:
     Cumulative effect of accounting changes                                            1,015                 158
     Provision for losses on financing receivables                                      1,410                 907
     Depreciation and amortization of buildings and equipment and
       equipment on operating leases                                                    1,704               1,578
     Other - net                                                                        1,417               4,250
                                                                            -----------------      --------------
         Cash from operating activities                                                 7,708               9,501
                                                                            -----------------      --------------
Cash Flows from Investing Activities
Increase in loans to customers                                                        (86,830)            (62,855)
Principal collections from customers - loans                                           81,930              60,242
Investment in equipment for financing leases                                          (11,078)             (7,832)
Principal collections from customers - financing leases                                 8,813               8,185
Net change in credit card receivables                                                  (1,398)              1,234
Buildings and equipment and equipment on operating leases:
     - additions                                                                       (4,543)             (6,372)
     - dispositions                                                                     2,427               3,497
Payments for principal businesses purchased, net of cash acquired                      (5,244)             (3,280)
Purchases of securities by insurance and annuity businesses                           (18,498)            (16,015)
Dispositions and maturities of securities by insurance and annuity
     businesses                                                                        15,677              12,673
Other - net                                                                              (553)               (680)
                                                                            -----------------      --------------
         Cash used for investing activities                                           (19,297)            (11,203)
                                                                            -----------------      --------------
Cash Flows from Financing Activities
Net change in borrowings (maturities 90 days or less)                                 (35,865)                395
Newly issued debt:
                  - short-term (maturities 91-365 days)                                 1,710               2,333
                  - long-term (longer than one year)                                   56,569               8,848
Proceeds - nonrecourse, leveraged lease debt                                              585                 856
Repayments and other reductions:
                  - short-term (maturities 91-365 days)                               (12,057)             (5,895)
                  - long-term (longer than one year)                                      784              (3,878)
Principal payments - nonrecourse, leveraged lease debt                                   (321)               (170)
Proceeds from sales of investment contracts                                             3,805               3,551
Cash received upon assumption of insurance liabilities                                  2,406                   -
Redemption of investment contracts                                                     (3,742)             (3,506)
Dividends paid                                                                           (987)             (1,062)
                                                                            -----------------      --------------
         Cash from financing activities                                                12,887               1,472
                                                                            -----------------      --------------
Increase/(decrease) in Cash and Equivalents During the Period                           1,298                (230)
Cash and Equivalents at Beginning of Period                                             6,784               5,819
                                                                            -----------------      --------------
Cash and Equivalents at End of Period                                       $           8,082      $        5,589
                                                                            =================      ==============


See Notes to Condensed, Consolidated Financial Statements.

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

              Notes to Condensed, Consolidated Financial Statements
                                   (Unaudited)


     1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Capital Corporation and all majority-owned and controlled affiliates (collectively called "GECC"). All significant transactions among the parent and consolidated affiliates have been eliminated. Certain prior period data have been reclassified to conform to the current period presentation.

     2. The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

     3. The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology.

     GECC ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously-reported segment information to correspond to the earnings measurements by which businesses were to be evaluated. In accordance with the requirements of SFAS 131, Reporting Segments of a Business Enterprise, previously reported segment results (presented under the heading Operating
Segments on pages 8 and 13), have been restated to be consistent with 2002 reporting. Goodwill amortization expense for the quarter and six months ended June 30, 2001, was $150 million ($116 million after tax) and $301 million ($235 million after tax), respectively. The effect on earnings of excluding such goodwill amortization from the second quarter and first six months of 2001 follow:

                                                      Second quarter ended                         Six months ended
                                              -------------------------------------    ---------------------------------------
(Dollars in millions)                          June 29, 2002       June 30, 2001        June 29, 2002        June 30, 2001
                                              ---------------    ------------------    -----------------    -----------------

Earnings before accounting changes            $        1,572      $          1,426      $         3,177      $          2,766
                                              ---------------    ------------------    -----------------    ------------------
Earnings before accounting changes,
   excluding 2001 goodwill amortization       $        1,572      $          1,542      $         3,177      $          3,001
                                              ---------------    ------------------    -----------------    ------------------
Net earnings                                  $        1,572      $          1,426      $         2,162      $          2,608
                                              ---------------    ------------------    -----------------    ------------------
Net earnings, excluding 2001 goodwill
   amortization                               $        1,572      $          1,542      $         2,162      $          2,843
                                              ---------------    ------------------    -----------------    ------------------


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

         A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results.

         The result of testing goodwill of GECC for impairment in accordance with SFAS 142, as of January 1, 2002, was a non-cash charge of $1,204 million ($1,015 million after tax), which is reported in the caption "Cumulative effect of accounting changes". Substantially all of the charge relates to the IT Solutions business and the GE Auto and Home business, a direct subsidiary of GE Financial Assurance. The primary factors resulting in the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. No impairment charge was appropriate under the FASB's previous goodwill impairment standard, which was based on undiscounted cash flows.

                                                    At June 29, 2002                       At December 31, 2001
                                           -----------------------------------    -------------------------------------
                                            Gross Carrying       Accumulated        Gross Carrying        Accumulated
                                               Amount            Amortization           Amount           Amortization
Intangibles Subject to Amortization       -----------------    ---------------    ----------------    ----------------
(Dollars in millions)
Present value of future profits (PVFP)      $        5,481     $        (3,320)    $        5,237      $       (3,204)
Capitalized software                                 1,201                (447)             1,119                (362)
Servicing assets                                     3,941              (3,080)             3,766              (2,627)
All other                                              847                (494)               956                (477)
                                           ----------------    ---------------    ----------------    ---------------
Total                                       $       11,470     $        (7,341)    $       11,078      $       (6,670)
                                           ================    ===============    ================    ===============

     Amortization expense related to intangible assets, excluding goodwill for the second quarter of 2002 and 2001, was $431 million and $367 million, respectively and for the first six months of 2002 and 2001 was $689 million and $591 million, respectively. The estimated percentage of the December 31, 2001 net PVFP balance to be amortized over each of the next five years follows:

                            2002                                 13.3%
                            2003                                 10.6%
                            2004                                  8.9%
                            2005                                  7.4%
                            2006                                  6.2%


     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

Goodwill
--------
         Goodwill balances follow:

                            Consumer        Equipment      Mid-Market   Specialized    Specialty
(Dollars in millions)       Services        Management     Financing     Financing     Insurance      All Other        Total
                           ------------   -------------    -----------  ------------   -----------    -----------   ------------
Balance,
  December 31, 2001        $    5,724      $   1,209       $    2,508    $      38      $     100      $  4,895      $  14,474
Acquisitions/Purchase
  Price Accounting
  Adjustments                   1,570             63              353          453              -           251          2,690
Transition Impairment
  (Pre-Tax)                         -              -                -            -              -        (1,204)        (1,204)
All Other                         231             23               12            2              -             -            268
                           ------------   -------------    -----------  ------------   -----------    -----------   ------------
Balance, June 29, 2002     $    7,525      $   1,295        $   2,873    $     493      $     100     $   3,942      $  16,228
                           ============   =============    ===========  ============   ===========    ===========   ============

     As previously disclosed, GECC acquired Heller Financial, Inc. (Heller) on October 24, 2001. GECC substantially completed its purchase accounting for Heller during the second quarter of 2002.

     4. At January 1, 2001, GECC adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the statement of financial position at their fair values. The cumulative effect of adopting this standard was a one-time reduction of net earnings in the first quarter of 2001 of $38 million and comprised a portion of the effect of marking to market options and currency contracts used for hedging. Also at January 1, 2001, GECC adopted the consensus of the Emerging Issues Task Force of the FASB on accounting for impairment of beneficial interests (EITF 99-20). Under this consensus, impairment of certain beneficial interests in securitized assets must be recognized when the asset's fair value is below its carrying value and it is probable that there has been an adverse change in estimated cash flows. The cumulative effect of adopting EITF 99-20 was a one-time reduction of net earnings in the first quarter of 2001 of $120 million.

     5. A summary of increases/(decreases) in share owners' equity that do not result directly from transactions with share owners, net of income taxes, follows:

                                                                              Second quarter ended
                                                                            --------------------------
(Dollars in millions)                                                         6/29/02         6/30/01
                                                                            --------------------------
Net earnings                                                                $   1,572        $  1,426
Investment securities - net changes in value                                      823            (809)
Currency translation adjustments                                                   57             (11)
Derivatives qualifying as hedges - net changes in value                          (749)            339
                                                                            ----------      ----------
Total                                                                       $   1,703        $    945
                                                                            ==========      ==========

                                                                                Six months ended
                                                                            --------------------------
(Dollars in millions)                                                        6/29/02          6/30/01
                                                                            --------------------------
Net earnings                                                                $   2,162        $  2,608
Investment securities - net changes in value                                      515             (67)
Currency translation adjustments                                                 (108)            123
Derivatives qualifying as hedges - net changes in value                          (416)            (55)
Cumulative effect on share owners' equity of adopting SFAS 133                      -            (810)
                                                                            ----------      ----------
Total                                                                       $   2,153        $  1,799
                                                                            ==========      ==========


     6. Revenues and net earnings before accounting changes of GECC, by operating segment, for the quarter and six months ended June 29, 2002 and June 30, 2001 can be found in the consolidated tables on pages 8 and 13 of this report.

Item 2.  Management's Discussion and Analysis of Results of Operations

A. Results of Operations - Second quarter of 2002 compared with second quarter of 2001.

Overview

     GECC net earnings before accounting changes (discussed in notes 3 and 4 to the condensed, consolidated financial statements) for the second quarter of 2002 were $1,572 million, a $146 million (10%) increase from the second quarter of 2001. Excluding the effect of the prior year goodwill amortization ($116 million after tax), net earnings before accounting changes increased 2% reflecting contributions from acquisitions, productivity and origination growth, which more than offset increased credit losses, $230 million lower after-tax gains from investment securities (including a $110 million after tax impairment on
WorldCom, Inc. bonds), and $82 million after tax of lower gains on securitizations. Contributions from acquired companies to net earnings in the second quarter of 2002 and 2001 included approximately $168 million and $20 million, respectively. Acquisitions are integrated as quickly as possible; only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.


Operating Results

     Total revenues remained flat at $11,675 million for the second quarter of 2002, compared with $11,678 million for the second quarter of 2001. This slight decrease primarily resulted from portfolio losses at GE Financial Assurance (including $167 million ($110 million after tax) of pretax impairment on WorldCom, Inc. bonds), and the absence of a current year counterpart to Americom which was divested in the fourth quarter of 2001, the combination of which were offset by acquisitions.

     Interest expense on borrowings for the second quarter of 2002 was $2,335 million, 7% lower than for the second quarter of 2001. The decrease reflected the effects of lower interest rates, partially offset by the effects of higher average borrowings used to finance acquisitions and asset growth. The average composite interest rate on GECC's borrowings for the second quarter of 2002 was 4.01% compared with 5.37% in the second quarter of 2001.

     Operating and administrative expenses were $2,966 million for the second quarter of 2002, a 6% decrease over the second quarter of 2001. The decrease primarily reflected productivity gains in the Consumer Services and Equipment Management segments and a decrease in amortization expense related to goodwill, as in accordance with SFAS 142 GECC ceased amortizing goodwill effective January 1, 2002. These decreases were partially offset by operating and administrative expenses associated with recent acquisitions.

     Cost of goods sold is associated with activities of GECC's computer equipment distribution business. This cost amounted to $822 million for the second quarter of 2002, compared with $866 million for the second quarter of 2001. The decrease primarily reflected volume declines at IT Solutions.

     Insurance losses and policyholder and annuity benefits decreased $123 million to $1,990 million for the second quarter of 2002, compared with the second quarter of 2001. The decrease is primarily a result of reduced premium volume at GE Financial Assurance and favorable development on prior year loss reserves at Mortgage Insurance, partially offset by the effects of business acquisitions.

     Provision for losses on financing receivables were $780 million for the second quarter of 2002 compared with $447 million for the second quarter of 2001. These provisions principally relate to consumer receivables and leases (private-label credit cards, bank credit cards, personal loans and auto loans) as well as commercial receivables (commercial, industrial, and equipment loans and leases), all of which are discussed below under Portfolio Quality. The increase in the provision reflected higher average receivable balances, while the mix of commercial receivables, which historically have lower losses than consumer receivables, increased as a percentage of the total portfolio. The increase also reflected increased reserve requirements in the Mid-Market Financing businesses consistent with economic trends. Future provisions for losses will depend primarily on the size of the portfolio, which is expected to continue to grow, and on associated business and economic conditions.

     Depreciation and amortization of buildings and equipment and equipment on operating leases increased to $882 million for the second quarter of 2002, compared with $791 million for the second quarter of 2001. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting origination growth and acquisitions, partially offset by the divestiture of Americom.

     Provision for income taxes was $301 million for the second quarter of 2002 (an effective tax rate of 16.1%), compared with $341 million for the second quarter of 2001 (an effective tax rate of 19.3%). The lower effective tax rate primarily reflected the impact of increased low taxed earnings from international operations, and the benefits of a settlement with the Internal Revenue Service ("IRS") resulting from revised IRS regulations, allowing the deductibility of previously realized losses associated with the prior disposition of Kidder Peabody preferred stock that were larger than the prior year tax benefits from restructuring at Penske.

Operating Segments

     Revenues and net earnings before accounting changes of GECC, by operating segment, for the second quarter ended June 29, 2002 and June 30, 2001 are summarized and discussed below. Second quarter 2001 amounts have been reclassified to conform to the 2002 presentation, which reflects changes, effective as of January 1, 2002, in GECC's internal organization and in the amortization of goodwill. Asia/Pacific operations previously managed by region are now managed and reported by the respective operating business. Also, certain businesses, primarily IT Solutions and GE Auto and Home, previously in separate segments are now reviewed directly by the chief operating decision maker, and are therefore designated as operating segments. Because none of these operating segments qualifies as a reporting segment, they have been combined for reporting purposes and have been presented in "All Other".

Consolidated
                                            Second quarter ended
                                      ------------------------------
(Dollars in millions)                   6/29/02            6/30/01
                                      ------------------------------
Revenues
Consumer Services                      $   5,203          $   5,460
Equipment Management                       1,718              1,754
Mid-Market Financing                       2,296              1,904
Specialized Financing                        793                708
Specialty Insurance                          431                459
All Other                                  1,234              1,393
                                      -----------        -----------
     Total revenues                    $  11,675          $  11,678
                                      ===========        ===========
Net earnings
Consumer Services                      $     509          $     559
Equipment Management                         183                360
Mid-Market Financing                         370                274
Specialized Financing                        178                155
Specialty Insurance                          182                139
All Other                                    150                 55
                                      -----------        -----------
     Net earnings                      $   1,572          $   1,542
                                      ===========        ===========

Following is a discussion of revenues and net earnings from operating segments.

Consumer Services
                                          Second quarter ended
                                      ------------------------------
(Dollars in millions)                    6/29/02           6/30/01
                                      ------------------------------
Revenues
Global Consumer Finance                 $  1,501          $   1,370
GE Financial Assurance                     2,810              3,192
GE Card Services                             843                805
Other Consumer Services                       49                 93
                                      -----------        -----------
     Total revenues                     $  5,203          $   5,460
                                      ===========        ===========
Net earnings
Global Consumer Finance                 $    323          $     242
GE Financial Assurance                        53                149
GE Card Services                             126                160
Other Consumer Services                        7                  8
                                      -----------        -----------
     Net earnings                       $    509          $     559
                                      ===========        ===========

     Consumer Services revenues decreased 5% and net earnings decreased 9% compared with the second quarter of 2001, as the effects of acquisitions were more than offset by lower earnings at GE Financial Assurance, which reflected impairment of $167 million pretax ($110 million after-tax) of WorldCom, Inc. bonds, decreased premium volume, and the planned transition of the restructured Toho insurance policies. GE Financial Assurance had $42 million remaining exposure to WorldCom, Inc. at June 29, 2002. Other Consumer Services revenues decreased as a result of the planned run-off of the U.S. auto finance business portfolio. Consumer Services net earnings decreased primarily as a result of losses recognized on the impairment of investments at GE Financial Assurance as well as lower securitization gains at GE Financial Assurance and Card Services, the combination of which more than offset increased productivity at GE Financial Assurance and Global Consumer Finance, increased volume growth and acquisitions at Global Consumer Finance and volume growth at Card Services.

Equipment Management
                                          Second quarter ended
                                      ------------------------------
(Dollars in millions)                    6/29/02            6/30/01
                                      ------------------------------
Revenues
Aviation Services (GECAS)              $     683          $     589
Americom                                       -                118
Other Equipment Management                 1,035              1,047
                                      -----------        -----------
    Total revenues                     $   1,718          $   1,754
                                      ===========        ===========
Net earnings
Aviation Services (GECAS)              $     117          $     155
Americom                                       -                 34
Other Equipment Management                    66                171
                                      -----------        -----------
    Net earnings                       $     183          $     360
                                      ===========        ===========

     Equipment Management revenues and net earnings decreased 2% and 49%, respectively in the second quarter of 2002 compared with the corresponding period in 2001, reflecting the absence of a counterpart to 2001 Americom revenues following its divestiture in the fourth quarter of 2001, partially offset by volume growth at GECAS. The decrease in net earnings is attributable to prior year tax benefits from restructuring at Penske (included in Other Equipment Management), decreased gains from asset sales at GECAS and the divestiture of Americom, partially offset by volume growth and acquisitions at GECAS. As a result of the divestiture of Americom, GECC received an equity interest in SES Global, which is included in the Specialized Financing segment.

Mid-Market Financing
                                          Second quarter ended
                                      ------------------------------
(Dollars in millions)                    6/29/02           6/30/01
                                      ------------------------------
Revenues
Commercial Equipment Financing          $  1,139         $     997
Commercial Finance                           542               424
Vendor Financial Services                    547               483
Other Mid-Market Financing                    68                 -
                                      -----------        -----------
     Total revenues                     $  2,296         $   1,904
                                      ===========        ===========
Net earnings
Commercial Equipment Financing          $    150         $     119
Commercial Finance                           135                92
Vendor Financial Services                     70                60
Other Mid-Market Financing                    15                 3
                                      -----------        -----------
     Net earnings                       $    370         $     274
                                      ===========        ===========

     Mid-Market Financing revenues and net earnings increased 21% and 35%, respectively, in the second quarter of 2002 compared with the second quarter of 2001. The increase in revenues principally reflected acquisitions across all businesses. The increase in net earnings reflected contributions from acquisitions across all businesses, partially offset by higher credit losses at Commercial Finance, Commercial Equipment Financing, and Vendor Financial Services. Other Mid-Market Financing also includes results of the Healthcare Financial Services business, which was recently launched primarily from assets acquired in the October, 2001, acquisition of Heller Financial, Inc. ("Heller").

Specialized Financing
                                          Second quarter ended
                                      ------------------------------
(Dollars in millions)                    6/29/02            6/30/01
                                      ------------------------------
Revenues
Real Estate                            $     549          $     442
Structured Finance Group                     296                275
GE Equity                                    (70)               (21)
Other Specialized Financing                   18                 12
                                      -----------        -----------
    Total revenues                     $     793          $     708
                                      ===========        ===========
Net earnings
Real Estate                            $     130          $     117
Structured Finance Group                     125                106
GE Equity                                    (75)               (64)
Other Specialized Financing                   (2)                (4)
                                      -----------        -----------
    Net earnings                       $     178          $     155
                                      ===========        ===========

    Specialized Financing revenues increased 12% in the second quarter of 2002 as a result of acquisitions at Real Estate and Structured Finance Group and revenues associated with Structured Finance Group's equity method investment in SES Global (acquired in the fourth quarter of 2001), partially offset by increased asset losses on investments at GE Equity and reduced asset gains at Structured Finance Group and Real Estate. GE Equity manages equity investments in early-stage, early growth, pre-IPO companies. Revenues at GE Equity include income, gains and losses on such investments. During the second quarter of 2002 and 2001, losses on GE Equity's investments exceeded gains and other investment income, resulting in negative revenues. Specialized Financing net earnings increased 15% as a result of acquisitions at Real Estate and volume growth and net income associated with the equity investment in SES Global at Structured Finance Group, the combination of which more than offset increased asset losses at GE Equity and reduced asset gains at Structured Finance Group.


Specialty Insurance
                                         Second quarter ended
                                      ----------------------------
(Dollars in millions)                    6/29/02          6/30/01
                                      ----------------------------
Revenues
Mortgage Insurance                     $     256          $   270
Other Specialty Insurance                    175              189
                                      -----------        ---------
     Total revenues                    $     431          $   459
                                      ===========        =========
Net earnings
Mortgage Insurance                     $     133          $    93
Other Specialty Insurance                     49               46
                                      -----------        ---------
     Net earnings                      $     182          $   139
                                      ===========        =========

     Specialty Insurance revenues decreased 6% in the second quarter of 2002 primarily as a result of reduced gains at Mortgage Insurance. The decrease in Other Specialty Insurance revenues related to the portfolio run-off at Mortgage Services, partially offset by increased investment gains at Financial Guaranty Insurance Company. The 31% increase in Specialty Insurance net earnings during the second quarter of 2002 resulted from favorable development on prior year loss reserves and volume growth at Mortgage Insurance, primarily in Canada and Australia, partially offset by reduced investment gains at Mortgage Insurance.

All Other GECC
                                          Second quarter ended
                                       ----------------------------
(Dollars in millions)                    6/29/02            6/30/01
                                       ----------------------------
Revenues
IT Solutions                            $     994          $ 1,090
Other                                         240              303
                                       -----------       ----------
     Total revenues                     $   1,234          $ 1,393
                                       ===========       ==========
Net earnings
IT Solutions                            $       7          $    (4)
Other                                         143               59
                                       -----------       ----------
     Net earnings                       $     150          $    55
                                       ===========       ==========


     All Other GECC decline in revenues primarily related to reduced volume at IT Solutions, including the effects of exiting lower performing businesses. The increase in All Other GECC net earnings reflects the inclusion of a tax settlement with the IRS resulting from revised IRS regulations, allowing the deductibility of previously realized losses associated with the prior disposition of Kidder Peabody preferred stock and the recovery of state tax benefits. Corporate expenses were also lower in 2002. The net earnings improvement in IT Solutions related to exiting lower performing businesses.

B.   Results of Operations - First half of 2002 compared with first half of 2001

Overview

     GECC net earnings before accounting changes (discussed in notes 3 and 4 to the condensed, consolidated financial statements) for the first six months of 2002 were $3,177 million, a $411 million (15%) increase from the first six months of 2001. Excluding the effect of the prior year goodwill amortization ($235 million after tax), net earnings before accounting changes increased 6%, reflecting contributions from acquisitions, productivity and origination growth, as well as, lower taxes, the combination of which was partially offset by increased credit losses, $312 million lower after tax gains from investment securities (including a $110 million after tax impairment on WorldCom, Inc. bonds) and $109 million after tax of lower gains on securitizations. Contributions from acquired companies to net earnings in the first six months of 2002 and 2001 included approximately $317 million and $37 million, respectively. Acquisitions are integrated as quickly as possible; only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

Operating Results

     Total revenues decreased $676 million (3%) to $23,080 million for the first six months of 2002, compared with $23,756 million for the first six months of 2001. This decrease primarily resulted from reduced market interest rates, volume decreases at IT Solutions, the absence of revenues from Americom which was divested in the fourth quarter of 2001, lower securitization gains, and portfolio losses at GE Financial Assurance (including $167 million ($110 million after tax) of pretax impairments on WorldCom, Inc. bonds), the combination of which were partially offset by acquisitions.

     Interest expense on borrowings for the first six months of 2002 was $4,511 million, 14% lower than for the first six months of 2001. The decrease reflected the effects of lower interest rates, partially offset by the effects of higher average borrowings used to finance acquisitions and asset growth. The average composite interest rate on GECC's borrowings for the first six months of 2002 was 4.02% compared with 5.59% in the first six months of 2001.

     Operating and administrative expenses were $6,033 million for the first six months of 2002, an 8% decrease over the first six months of 2001. The decrease primarily reflected productivity gains in the Consumer Services and Equipment Management segments and a decrease in amortization expense related to goodwill, as in accordance with SFAS 142 GECC ceased amortizing goodwill effective January 1, 2002. These decreases were partially offset by operating and administrative expenses associated with recent acquisitions.

     Cost of goods sold is associated with activities of GECC's computer equipment distribution business. This cost amounted to $1,564 million for the first six months of 2002, compared with $1,827 million for the first six months of 2001. The decrease primarily reflected volume declines at IT Solutions.

     Insurance losses and policyholder and annuity benefits decreased $113 million to $3,940 million for the first six months of 2002, compared with the first six months of 2001. The decrease is primarily a result of reduced premium volume at GE Financial Assurance and favorable development on prior year loss reserves at Mortgage Insurance, partially offset by the effects of business acquisitions.

     Provision for losses on financing receivables were $1,410 million for the first six months of 2002 compared with $907 million for the first six months of 2001. These provisions principally relate to consumer receivables and leases (private-label credit cards, bank credit cards, personal loans and auto loans) as well as commercial receivables (commercial, industrial, and equipment loans and leases), all of which are discussed below under Portfolio Quality. The increase in the provision reflected higher average receivable balances, while the mix of commercial receivables, which historically have lower losses than consumer receivables, increased as a percentage of the total portfolio. The increase also reflected increased reserve requirements in the Mid-Market Financing businesses consistent with economic trends. Future provisions for losses will depend primarily on the size of the portfolio, which is expected to continue to grow, and on associated business and economic conditions.

     Depreciation and amortization of buildings and equipment and equipment on operating leases increased to $1,704 million for the first six months of 2002, compared with $1,578 million for the first six months of 2001. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting origination growth and acquisitions.

     Provision for income taxes was $692 million for the first six months of 2002 (an effective tax rate of 17.9%), compared with $743 million for the first six months of 2001 (an effective tax rate of 21.2%). The lower effective tax rate primarily reflected the impact of increased low taxed earnings from international operations, and the benefits of a settlement with the IRS resulting from revised IRS regulations, allowing the deductibility of previously realized losses associated with the prior disposition of Kidder Peabody preferred stock that were larger than the prior year tax benefits from restructuring at Penske.

Operating Segments

     Revenues and net earnings before accounting changes of GECC, by operating segment, for the first six months of 2002 and 2001 are summarized and discussed below. First half of 2001 amounts have been reclassified to conform to the 2002 presentation, which reflects changes, effective as of January 1, 2002, in GECC's internal organization and in the amortization of goodwill. Asia/Pacific operations previously managed by region are now managed and reported by the respective operating business. Also, certain businesses, primarily IT Solutions and GE Auto and Home, previously in separate segments are now reviewed directly by the chief operating decision maker, and are therefore designated as operating segments. Because none of these operating segments qualifies as a reporting segment, they have been combined for reporting purposes and have been presented in "All Other".

Consolidated
                                                      Six months ended
                                                ------------------------------
(Dollars in millions)                            6/29/02            6/30/01
                                                ------------------------------
Revenues
Consumer Services                                $  10,501          $  10,992
Equipment Management                                 3,304              3,584
Mid-Market Financing                                 4,528              3,832
Specialized Financing                                1,507              1,526
Specialty Insurance                                    873                906
All Other                                            2,367              2,916
                                                -----------        -----------
     Total revenues                              $  23,080          $  23,756
                                                ===========        ===========
Earnings before accounting changes
Consumer Services                                $   1,186          $   1,164
Equipment Management                                   352                666
Mid-Market Financing                                   706                562
Specialized Financing                                  393                270
Specialty Insurance                                    334                261
All Other                                              206                 78
                                                -----------        -----------
     Total earnings before accounting changes    $   3,177          $   3,001
                                                ===========        ===========

     Following is a discussion of revenues and net earnings before accounting changes from operating segments. For purposes of this discussion, net earnings before accounting changes is referred to as net earnings.

Consumer Services
                                                      Six months ended
                                                ------------------------------
(Dollars in millions)                              6/29/02           6/30/01
                                                ------------------------------
Revenues
Global Consumer Finance                           $  2,971          $   2,688
GE Financial Assurance                               5,786              6,285
GE Card Services                                     1,641              1,775
Other Consumer Services                                103                244
                                                -----------        -----------
     Total revenues                               $ 10,501          $  10,992
                                                ===========        ===========
Net earnings
Global Consumer Finance                           $    643          $     539
GE Financial Assurance                                 226                308
GE Card Services                                       310                294
Other Consumer Services                                  7                 23
                                                -----------        -----------
     Net earnings                                 $  1,186          $   1,164
                                                ===========        ===========

     Consumer Services net earnings increased 2% on revenues that were 4% lower compared with the first six months of 2001. Revenues decreased at GE Financial Assurance and Card Services, and were partially offset by increased revenues at Global Consumer Finance. The decrease at GE Financial Assurance included impairment of $167 million pretax ($110 million after tax) of WorldCom, Inc. bonds, declines from the planned transition of restructured Toho insurance policies and decreased premium volume. GE Financial Assurance had $42 million remaining exposure to WorldCom, Inc. at June 29, 2002. The decrease at Card Services related to exited businesses and lower securitizations. The revenue decreases at GE Financial Assurance and Card Services were partially offset by acquisitions at all three major businesses and volume growth at Global Consumer Finance. Other Consumer Services revenues decreased as a result of the planned run-off of the U.S. auto finance business portfolio. The increase in Consumer Services net earnings reflects acquisitions and volume growth at Global Consumer Finance, volume growth at Card Services, as well as productivity at GE Financial Assurance, the combination of which was partially offset by losses recognized on the impairments of investments at GE Financial Assurance, lower securitization gains at Card Services and the planned run-off of the auto finance business portfolio.

Equipment Management
                                                      Six months ended
                                                ------------------------------
(Dollars in millions)                              6/29/02           6/30/01
                                                ------------------------------
Revenues
Aviation Services (GECAS)                        $   1,251          $   1,105
Americom                                                 -                355
Other Equipment Management                           2,053              2,124
                                                -----------        -----------
    Total revenues                               $   3,304          $   3,584
                                                ===========        ===========
Net earnings
Aviation Services (GECAS)                        $     212          $     285
Americom                                                 -                125
Other Equipment Management                             140                256
                                                -----------        -----------
    Net earnings                                 $     352          $     666
                                                ===========        ===========

     Equipment Management revenues decreased 8% and net earnings decreased 47% in the first six months of 2002 compared with the corresponding period in 2001. The decrease in revenues principally reflected the divestiture of Americom in the fourth quarter of 2001, partially offset by volume growth and acquisitions at GECAS. The decrease in net earnings principally reflected the divestiture of Americom, prior year tax benefits from restructuring at Penske (included in Other Equipment Management), and decreased gains from asset sales at GECAS, the combination of which more than offset volume growth and acquisitions at GECAS. As a result of the divestiture of Americom, GECC received an equity interest in SES Global, which is included in the Specialized Financing segment.

Mid-Market Financing

                                                      Six months ended
                                                ------------------------------
(Dollars in millions)                             6/29/02            6/30/01
                                                ------------------------------
Revenues
Commercial Equipment Financing                    $  2,202         $   1,953
Commercial Finance                                   1,142               930
Vendor Financial Services                            1,071               949
Other Mid-Market Financing                             113                 -
                                                -----------        -----------
     Total revenues                               $  4,528         $   3,832
                                                ===========        ===========
Net earnings
Commercial Equipment Financing                    $    307         $     239
Commercial Finance                                     240               204
Vendor Financial Services                              132               114
Other Mid-Market Financing                              27                 5
                                                -----------        -----------
     Net earnings                                 $    706         $     562
                                                ===========        ===========
 PAGE>


     Mid-Market Financing revenues and net earnings increased 18% and 26%, respectively, in the first six months of 2002 compared with the first six months of 2001. The increase in revenues principally reflected acquisitions across all businesses, partially offset by decreased market interest rates. Growth in net earnings reflected the results of acquisitions across all businesses, partially offset by reduced asset gains at Commercial Finance and higher credit losses at Commercial Finance, Commercial Equipment Financing and Vendor Financial Services. Other Mid-Market Financing principally includes the results of the Healthcare Financial Services business, which was recently launched from assets acquired in the October, 2001, acquisition of Heller.


Specialized Financing
                                                      Six months ended
                                                ------------------------------
(Dollars in millions)                              6/29/02            6/30/01
                                                ------------------------------
Revenues
Real Estate                                      $   1,004          $   1,023
Structured Finance Group                               592                587
GE Equity                                             (125)              (110)
Other Specialized Financing                             36                 26
                                                -----------        -----------
    Total revenues                               $   1,507          $   1,526
                                                ===========        ===========
Net earnings
Real Estate                                      $     289          $     245
Structured Finance Group                               254                212
GE Equity                                             (145)              (181)
Other Specialized Financing                             (5)                (6)
                                                -----------        -----------
    Net earnings                                 $     393          $     270
                                                ===========        ===========

     Specialized Financing revenues decreased 1% in the first six months of 2002, primarily reflecting lower market interest rates at Real Estate, lower asset gains at Structured Finance Group and increased asset losses at GE Equity, partially offset by acquisitions at Real Estate and Structured Finance Group, and revenues associated with Structured Finance Group's equity method investment in SES Global (acquired in the fourth quarter of 2001). GE Equity manages equity investments in early-stage, early growth, pre-IPO companies. Revenues at GE Equity include income, gains and losses on such investments. During the first six months of 2002 and 2001, losses on GE Equity's investments exceeded gains and other investment income, resulting in negative revenues. Specialized Financing net earnings increased 46% in the first six months of 2002, reflecting origination growth at Structured Finance Group, acquisitions at Real Estate and Structured Finance Group and net income associated with Structured Finance Group's equity investment in SES Global, partially offset by lower asset gains at Structured Finance Group.

Specialty Insurance
                                                     Six months ended
                                                ----------------------------
(Dollars in millions)                              6/29/02          6/30/01
                                                ----------------------------
Revenues
Mortgage Insurance                               $     536          $   579
Other Specialty Insurance                              337              327
                                                -----------        ---------
     Total revenues                              $     873          $   906
                                                ===========        =========
Net earnings
Mortgage Insurance                               $     233          $   217
Other Specialty Insurance                              101               44
                                                -----------        ---------
     Net earnings                                $     334          $   261
                                                ===========        =========

     Specialty Insurance revenues decreased 4% in the first six months of 2002, from reduced premiums associated with mortgage refinancing activities and reduced gains at Mortgage Insurance. Net earnings increased 28% in the first six months of 2002, resulting from volume growth at Mortgage Insurance, primarily in Canada and Australia, partially offset by reduced gains at Mortgage Insurance. The increase in Other Specialty Insurance was attributable to lower costs associated with the portfolio run-off at Mortgage Services and higher earned premiums at Financial Guaranty Insurance Company.

All Other GECC
                                                        Six months ended
                                                ----------------------------
(Dollars in millions)                              6/29/02          6/30/01
                                                ----------------------------
Revenues
IT Solutions                                     $   1,910          $ 2,311
Other                                                  457              605
                                                -----------       ----------
     Total revenues                              $   2,367          $ 2,916
                                                ===========       ==========
Net earnings
IT Solutions                                     $       5          $    (7)
Other                                                  201               85
                                                -----------       ----------
     Net earnings                                $     206          $    78
                                                ===========       ==========


     All Other GECC decline in revenues primarily related to reduced volume at IT Solutions, including the effects of exiting lower performing businesses. The increase in All Other GECC net earnings reflects the inclusion of a tax settlement with the IRS resulting from revised IRS regulations, allowing the deductibility of previously realized losses associated with the prior disposition of Kidder Peabody preferred stock and the recovery of state tax benefits. Corporate expenses were also lower in 2002. The net earnings improvement in IT Solutions related to exiting lower performing businesses.

Portfolio Quality

     Financing receivables is the largest category of assets for GECC and represents one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $188.8 billion at June 29, 2002, from $176.0 billion at the end of 2001, primarily reflecting acquisitions, as well as the effects of foreign currency translation of financing receivables, in excess of securitizations. The related allowance for losses at June 29, 2002 amounted to $5.2 billion ($4.7 billion at the end of 2001) and represents management's best estimate of probable losses inherent in the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

     Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $60.4 billion at June 29, 2002 ($50.8 billion at December 31, 2001). Nonearning consumer receivables at June 29, 2002 were consistent with year-end 2001, at $1.5 billion, about 2.4% of outstandings at June 29, 2002, and about 3.0% of outstandings at December 31, 2001. Write-offs of consumer receivables were $0.8 billion for the first six months of both 2002 and 2001.

     Commercial financing receivables, which totaled $128.4 billion at June 29, 2002 ($125.2 billion at December 31, 2001), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $2.5 billion at June 29, 2002, about 1.9% of outstandings, compared with $1.7 billion, about 1.4% of outstandings at year-end 2001. The increase is primarily driven by nonearning and reduced-earning receivables associated with Heller of approximately $430 million; at December 31, 2001, $408 million of such loans were earning but classified as impaired. The increase also related to several bankruptcies and deal restructurings involving primarily middle-market customers, including a significant amount related to the telecommunications industry. These receivables are generally backed by assets and are covered by reserves for probable losses. Such reserves are based on management's best estimates and changes to these provisions will be dependent on future associated business and economic conditions. At June 29, 2002 and December 31, 2001, the portfolio included loans and leases on commercial aircraft of $24.2 billion and $21.5 billion, respectively.

     Investment securities comprise principally investment grade debt securities held by GE Financial Assurance and the specialty insurance businesses and were $84.5 billion, including gross unrealized gains and losses of $2.2 billion and $1.7 billion, respectively, at June 29, 2002 ($78.7 billion, including gross unrealized gains and losses of $1.8 billion and $2.4 billion, respectively, as of December 31, 2001). Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeds fair value at June 29, 2002, and based upon application of GECC's accounting policy for impairment, approximately $560 million of portfolio value is at risk of being charged to earnings in the second half of 2002. Impairment losses recognized for the first six months of 2002 were $415 million, including $323 million ($210 million after-tax) from the telecommunications and cable industries, of which $167 million ($110 million after-tax) was recognized in the second quarter of 2002 due to the events relating to WorldCom, Inc.

     In recent periods the telecommunication and cable industries have experienced significant volatility. GECC investments in (primarily within financing receivables and investment securities), and commitments to these industries aggregate approximately $12.2 billion as of June 29, 2002. These investments are subject to GECC policies for reserving (on financing receivables) and other than temporary impairment, as appropriate; any future losses will be dependent upon associated business and economic conditions.


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

     Global commercial paper markets are a primary source of cash for GECC. GECC is the most widely-held name in those markets. GECC began the year with $111 billion of commercial paper, about 48% of total debt outstanding at December 31, 2001, and at the end of the second quarter of 2002 had $76 billion of commercial paper outstanding, about 31% of total debt outstanding at June 29, 2002. GECC now targets a ratio for commercial paper as a percent of outstanding debt of 25% to 35%.

     As of June 29, 2002, GECC held approximately $54 billion of contractually committed lending agreements with highly-rated global banks and investment banks an increase of $21 billion since December 31, 2001. When considering the contractually committed lending agreements as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from GECC lending and leasing activities, short term secured funding on global assets, and potential asset sales, management believes it could achieve an orderly transition from commercial paper in the unlikely event of impaired access to the commercial paper market.

     During the first half of 2002, GECC issued approximately $58 billion of long-term debt in U.S. and international markets. These funds were used primarily to reduce the amount of commercial paper outstanding, fund maturing long-term debt, and fund acquisitions and asset growth. GECC anticipates issuing approximately $20 billion to $40 billion of additional long-term debt using both U.S. and international markets during the remainder of 2002. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend upon the growth in assets, acquisition activity, availability of markets and movements in interest rates.

     GECC uses special purpose entities as described in the December 31, 2001, Annual Report on Form 10-K. Receivables held by special purpose entities as of June 29, 2002 and December 31, 2001, were $42.7 billion and $41.3 billion, respectively, and the maximum amount of liquidity support for commercial paper outstanding was about the same at $41.6 billion. The maximum recourse provided under credit support agreements increased from $14.3 billion at December 31, 2001, to $15 billion at June 29, 2002.

Other

     On July 26, 2002, General Electric Company ("GE") announced organizational changes that will result in the businesses that comprise GE Capital Services becoming four separate businesses, effective August 1, 2002: GE Commercial Finance, GE Insurance, GE Consumer Finance and GE Equipment Management. Each of these businesses will report directly to Jeff Immelt, Chairman and Chief Executive Officer of GE, and GE Vice Chairman Dennis Dammerman. GE Capital Services and GE Capital Corporation will remain as legal entities and continue as the major borrowers of funds necessary to support all of GE's financial services activities. For more detail, see the press release, dated July 26, 2002, filed as Exhibit 99.3 to this quarterly report.

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



                                                                                                       Exhibit 12


                              GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

                                      Computation of Ratio of Earnings to Fixed Charges
                                                             and
                                 Computation of Ratio of Earnings to Combined Fixed Charges
                                               and Preferred Stock Dividends

                                               Six Months Ended June 29, 2002
                                                         (Unaudited)




                                                                                                       Ratio of
                                                                                                       Earnings to
                                                                                                      Combined Fixed
                                                                                     Ratio of          Charges and
                                                                                    Earnings to      Preferred Stock
 (Dollars in millions)                                                             Fixed Charges        Dividends
                                                                                 -----------------   ----------------
 Net earnings                                                                    $       2,162       $     2,162
 Provision for income taxes                                                                692               692
 Minority interest in net earnings of consolidated affiliates                               49                49
                                                                                 -----------------   ----------------
 Earnings before provision for income taxes and minority interest                        2,903             2,903
                                                                                 -----------------   ----------------
 Fixed charges:
    Interest                                                                             4,592             4,592
    One-third of rentals                                                                   155               155
                                                                                 -----------------   ----------------
 Total fixed charges                                                                     4,747             4,747
                                                                                 -----------------   ----------------
 Less interest capitalized, net of amortization                                            (20)              (20)
                                                                                 -----------------   ----------------

 Earnings before provision for income taxes and minority interest, plus fixed
    charges                                                                      $       7,630       $     7,630
                                                                                 =================   ================
 Ratio of earnings to fixed charges                                                       1.61
                                                                                 =================

 Preferred stock dividend requirements                                                                        26
 Ratio of earnings before provision for income taxes to net earnings                                        1.32
                                                                                                     ----------------
 Preferred stock dividend factor on pre-tax basis                                                             34
 Fixed charges                                                                                             4,747
                                                                                                     ----------------
 Total fixed charges and preferred stock dividend requirements                                       $     4,781
                                                                                                     ================
 Ratio of earnings to combined fixed charges and preferred stock dividends                                  1.60
                                                                                                     ================


     For purposes of computing the ratios, fixed charges consist of interest on all indebtedness and one-third of rentals, which management believes is a reasonable approximation of the interest factor of such rentals.

                                                                    Exhibit 99.1

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of General Electric Capital Corporation (the "Company") on Form 10-Q for the period ending June 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Denis Nayden, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Denis Nayden
--------------------------
Denis Nayden
Chairman of the Board and
Chief Executive Officer
July 31, 2002

                                                                    Exhibit 99.2

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of General Electric Capital Corporation (the "Company") on Form 10-Q for the period ending June 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James A. Parke, Vice Chairman and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ James A. Parke
-----------------------
James A. Parke
Vice Chairman and
Chief Financial Officer
July 31, 2002

                                                                   Exhibit 99.3

        GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

Press Release


GE Announces Reorganization of Financial Services;
GE Capital to Become Four Separate Businesses


     FAIRFIELD, Conn.--(BUSINESS WIRE)--July 26, 2002--GE Chairman and CEO Jeff Immelt today announced organization changes that will result in GE Capital, the Company's diversified financial services business, becoming four separate GE financial services businesses.


    Effective August 1, 2002, GE Capital will become GE Commercial Finance, GE Insurance, GE Consumer Finance and GE Equipment Management. Each of the businesses will report directly to Immelt and GE Vice Chairman Dennis Dammerman, who has oversight for GE Capital.


    "The reason for doing this is simple - I want more direct contact with the financial services teams," Immelt said. "GE's financial businesses generate 40 percent of the Company's earnings. They have been an important part of GE's growth for decades, offering tremendous diversity of financial services, great leadership and the best people in the industry. To build on this success, it now makes sense to operate these businesses even more effectively.


    "These four new financial services businesses have great breadth and the resources to deliver globally," Immelt said. "They have similar customers, processes and opportunities for greater sharing. With this simplified structure, the leaders of these four businesses will interact directly with me, enabling faster decision making and execution.


    "The organization and leadership will be aligned with their natural markets," Immelt said. "This will create a clearer line of sight on how our financial services businesses operate and enhance growth. Our external reporting will mirror this organizational structure, providing greater clarity for investors."


    Named to lead the four financial businesses are: Michael A. Neal, President and CEO, GE Commercial Finance; David R. Nissen, President and CEO, GE Consumer Finance; Arthur H. Harper, President and CEO, GE Equipment Management; and Michael D. Fraizer, President and CEO, GE Insurance.


    To ensure the same rigorous level of financial stewardship, several critical and shared GE Capital Corporate functions including Risk Management, Capital Markets, Controllership, Tax and Treasury, will remain intact. GE Capital Services, Inc. and GE Capital Corporation will remain as legal entities and continue as the major borrowers of funds necessary to support all of GE's financial services activities. Their boards will continue as platforms for reviews of operations, transactions and capital allocation among the four financial services businesses. Dammerman will be chairman and James A. Parke will be vice chairman of both boards. Parke also has been promoted to a GE Senior Vice President and, in addition to his current responsibilities as GE Capital Chief Financial Officer, will oversee GE Equity and GE Information Technology Solutions.


    GE Capital Chairman and CEO Denis J. Nayden's plans include creating a financial services advisory company. In this regard, he will continue to serve as a senior advisor to Immelt and the GE Capital Board on business development and other matters.


    "Denis Nayden is a great leader and a big reason for GE Capital's outstanding performance," Immelt said. "He and the Capital Corporate team are to be commended for creating smart, entrepreneurial, and disciplined teams that have made GE the leader in key financial industries.


    "I want to thank Denis for building such a strong record of performance and financial integrity at GE Capital over the past 25 years, and I am extremely pleased that he has agreed to continue in a key role," Immelt said. "Denis' extensive expertise, financial acumen and industry knowledge will be invaluable to me as we continue to grow."


    Nayden said: "Leading GE Capital has been a tremendous professional and personal experience, especially having had the opportunity to work with a fabulous team of energized, talented people. By creating four financial services businesses, each with a strong leader, we are fulfilling Jeff's vision of customer centricity by creating a leaner, faster, more efficient operation. I look forward to continuing a strong relationship with the Company."

    Current GE Capital businesses will be organized into the new structure as follows:

     o    GE  Commercial  Finance:   Aviation  Services,   Commercial  Equipment
          Financing, Commercial Finance, Healthcare Financial Services, Real Estate, Structured Finance Group, Vendor Financial Services

     o GE Equipment Management: Fleet Services, Rail Services, TIP/Mod Space, European Equipment Management, Penske Truck Leasing

     o    GE Consumer Finance: Card Services, Global Consumer Finance

     o GE Insurance: Employer's Reinsurance, Financial Assurance, Financial Guaranty Insurance, Mortgage Insurance

    GE will continue its practice of expanded financial disclosure covering these businesses.


    "We have a talented financial leadership team in place representing decades of experience with GE Capital, and a deep bench supporting them." Immelt said. "Mike Neal brings a great history of deal making and strong leadership. Mike Fraizer's industry knowledge and talents have helped create a thriving global consumer insurance business. Included in the Insurance segment will be Employers Reinsurance Corporation, which will continue to be led by Ron Pressman. Art Harper brings a legacy of excellent operational depth, experience and management. Dave Nissen's strategic perspective and leadership have helped him build a global consumer finance business literally from the ground up.


    "I have envisioned having more direct contact with our financial services team since I became chairman and CEO last September," Immelt said. "GE Capital is positioned for another year of double-digit growth. Our businesses and portfolio, as well as our processes and procedures, are in great shape. The performance of our Company remains on track for 2002."


    GE (NYSE: GE) is a diversified technology and services company dedicated to creating products that make life better. From aircraft engines and power generation to financial services, medical imaging, television programming and plastics, GE operates in more than 100 countries and employs more than 300,000 people worldwide. For more information, visit the company's Web site at http://www.ge.com/


    Caution Concerning Forward-Looking Statements


    This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors. More detailed information about those factors is contained in GE's filings with the Securities and Exchange Commission.

    --30--rc/ny*

    CONTACT: General Electric, Fairfield
             David Frail, 203/373-3387
             david.frail@corporate.ge.com

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits.

         Exhibit 12 Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

         Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906
                           Of The Sarbanes-Oxley Act Of 2002

         Exhibit 99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906
                           Of The Sarbanes-Oxley Act Of 2002

         Exhibit 99.3 GE Announces Reorganization Of Financial Services; GE Capital to Become Four Separate Businesses



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


                                  GENERAL ELECTRIC CAPITAL CORPORATION
                                  ------------------------------------
                                           (Registrant)



Date:    July 31, 2002            By:                /s/ J.A. Parke
                                      ------------------------------------------
                                                      J.A. Parke,
                                       Vice Chairman and Chief Financial Officer
                                              (Principal Financial Officer)



Date:    July 31, 2002            By:                /s/ J.C. Amble
                                      ------------------------------------------
                                                      J.C. Amble,
                                              Vice President and Controller
                                             (Principal Accounting Officer)