Form 10-Q
period 2003-03-31
GENERAL ELECTRIC CAPITAL CORP
filed 2003-05-02
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

                                        (Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 1-6461

GENERAL ELECTRIC CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)
Delaware	13-1500700
____________________________________	____________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
260 Long Ridge Road, Stamford, CT	06927
____________________________________	____________________________________
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (203) 357-4000

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X  No

At May 1, 2003, 3,985,403 shares of common stock with a par value of $4.00 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

General Electric Capital Corporation

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

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Current and Retained Earnings

General Electric Capital Corporation and consolidated affiliates

	First quarter ended March 31 (Unaudited)
(Dollars in millions)	2003	2002

Revenues from services	$11,537	$10,589
Sales of goods	487	816

Total revenues	12,024	11,405

Interest	2,368	2,176
Operating and administrative	3,409	3,067
Cost of goods sold	437	742
Insurance losses and policyholder and annuity benefits	2,165	1,950
Provision for losses on financing receivables	744	630
Depreciation and amortization of equipment on operating leases (including buildings and equipment)	954	822
Minority interest in net earnings of consolidated affiliates	31	22

Total costs and expenses	10,108	9,409

Earnings before income taxes and accounting changes	1,916	1,996
Provision for income taxes	(298)	(391)

Earnings before accounting changes	1,618	1,605
Cumulative effect of accounting changes (note 4)	-	(1,015)

Net earnings	1,618	590
Dividends	(181)	(543)
Retained earnings at beginning of period	27,024	23,554

Retained earnings at end of period	$28,461	$23,601

See "Notes to Condensed, Consolidated Financial Statements."

Condensed Statement of Financial Position
General Electric Capital Corporation and consolidated affiliates

(Dollars in millions)	March 31, 2003	December 31, 2002
	(Unaudited)
Cash and equivalents	$7,872	$6,983
Investment securities	92,873	89,807
Financing receivables:
Time sales and loans, net of deferred income	142,890	141,775
Investment in financing leases, net of deferred income	59,883	60,863
	202,773	202,638
Allowance for losses on financing receivables	(5,507)	(5,459)
Financing receivables - net	197,266	197,179
Insurance receivables	14,338	14,273
Other receivables - net	16,042	16,400
Inventories	153	208
Equipment on operating leases (at cost) including buildings and equipment, less accumulated amortization of $13,281 and $12,786	33,377	33,191
Intangible assets	21,015	20,916
Other assets	64,043	60,485
Total assets	$446,979	$439,442

Short-term borrowings	$117,073	$122,745
Long-term borrowings
Senior	148,039	137,893
Subordinated	965	965
Insurance liabilities, reserves and annuity benefits	99,941	99,537
All other liabilities	26,610	26,169
Deferred income taxes	10,659	10,546

Total liabilities	403,287	397,855

Minority interest in equity of consolidated affiliates	1,858	1,834
Accumulated gains (losses) - net
Investment securities	1,669	1,030
Currency translation adjustments	(494)	(591)
Derivatives qualifying as hedges	(2,051)	(1,959)
Accumulated non-owner changes other than earnings	(876)	(1,520)
Capital stock	19	18
Additional paid-in capital	14,230	14,231
Retained earnings	28,461	27,024

Total share owners' equity	41,834	39,753

Total liabilities and equity	$446,979	$439,442

See "Notes to Condensed, Consolidated Financial Statements."

Condensed Statement of Cash Flows

General Electric Capital Corporation and consolidated affiliates
	First quarter ended March 31(Unaudited)
(Dollars in millions)	2003	2002

Cash Flows - Operating Activities
Net earnings	$1,618	$590
Adjustments to reconcile net earnings to cash provided from operating activities
Cumulative effect of accounting changes	-	1,015
Provision for losses on financing receivables	744	630
Depreciation and amortization of equipment on operating leases (including buildings and equipment)	954	822
All other operating activities	(1,234)	719
Cash from operating activities	2,082	3,776

Cash Flows - Investing Activities
Increase in loans to customers	(53,128)	(40,678)
Principal collections from customers - loans	50,129	37,165
Investment in equipment for financing leases	(4,164)	(3,726)
Principal collections from customers - financing leases	5,254	4,338
Net change in credit card receivables	1,115	1,536
Equipment on operating leases (including buildings and equipment):
- additions	(1,289)	(3,017)
- dispositions	1,355	1,414
Payments for principal businesses purchased, net of cash acquired	-	(160)
Purchases of securities by insurance and annuity businesses	(9,068)	(9,647)
Dispositions of securities by insurance and annuity businesses	8,381	7,426
All other investing activities	(1,785)	(1,660)
Cash used for investing activities	(3,200)	(7,009)

Cash Flows - Financing Activities
Net decrease in borrowings (maturities 90 days or less)	(3,276)	(15,245)
Newly issued debt - short-term (91-365 days)	393	1,058
Newly issued debt - long-term senior	16,041	24,359
Proceeds - non-recourse, leveraged lease debt	49	289
Repayments and other reductions - short-term (91- 365 days)	(10,857)	(6,294)
Repayments and other reductions - long-term senior debt	(253)	(655)
Principal payments - non-recourse, leveraged lease debt	(414)	(276)
Proceeds from sales of investment contracts	2,390	1,739
Redemption of investment contracts	(1,885)	(1,856)
Dividends paid	(181)	(543)
Cash from financing activities	2,007	2,576

Increase (decrease) in cash and equivalents	889	(657)

Cash and equivalents at beginning of year	6,983	6,784

Cash and equivalents at March 31	$7,872	$6,127

See "Notes to Condensed, Consolidated Financial Statements."

Notes to Condensed, Consolidated Financial Statements (Unaudited)

            1.     The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Capital Corporation and all of our affiliates (GECC)- companies that we directly or indirectly control (consolidated affiliates). All significant transactions among the parent and consolidated affiliates have been eliminated. We reclassified certain prior year amounts to conform to the current period presentation.

            2.     The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on a Saturday in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our Web site, www.ge.com/en/company/investor/secreports.htm.

            3.     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had an inconsequential effect on our financial position as of March 31, 2003 and results of operations for the first quarter of 2003.

            In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which we intend to adopt on July 1, 2003. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. Under its provisions, certain assets previously sold to our special purpose entities (SPEs) could be consolidated on our books, and, if consolidated, certain assets and liabilities now on our books related to those SPEs would be removed. In the event we consolidated these assets, we would not reacquire their legal ownership, nor would our legal rights and obligations change. We are also in the process of reviewing the application of FIN 46 to all of our investments in operating entities that are not presently consolidated, including but not limited to joint ventures and associated companies. The very complexity of the new consolidation rules and their evolving clarification make forecasting that July 1 effect impracticable. It is also clear that many alternative structures for sales of financial assets would continue to be reported as sales under FIN 46 with the assets qualifying for sale not consolidated. We are evaluating whether characteristics of those structures can cost-beneficially be applied to our arrangements before the July 1 effective date.

            4.     The FASB's Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, generally became effective for us on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002.

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

            A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. We established fair values using discounted cash flows. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results.

            The result of testing goodwill impairment in accordance with SFAS 142, as of January 1, 2002, was a non-cash charge of $1,204 million ($1,015 million after tax), which is reported in the caption "Cumulative effect of accounting changes." Substantially all of the charge relates to the IT Solutions business and the GE Auto and Home business, a direct subsidiary of GE Financial Assurance. Factors contributing to the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. No impairment charge had been required under our previous goodwill impairment policy, which was based on undiscounted cash flows.
Intangibles Subject To Amortization
	At March 31, 2003		At December 31, 2002
(Dollars in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Present value of future profits (PVFP)	$4,709	$(2,747)	$4,754	$(2,676)
Capitalized software	1,265	(512)	1,269	(499)
Servicing assets (a)	3,590	(3,320)	3,580	(3,238)
Patents, licenses and other	888	(522)	826	(499)
Total	$10,452	$(7,101)	$10,429	$(6,912)

(a) Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $27 billion and $33 billion at March 31, 2003 and December 31, 2002, respectively.

            Amortization expense related to intangible assets for the first quarters ended March 31, 2003 and 2002, was $282 million and $258 million, respectively. The estimated percentage of the December 31, 2002, net PVFP balance to be amortized over each of the next five years follows.
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

Goodwill Goodwill balances follow:
(Dollars in millions)	Commercial Finance	Consumer Finance	Equipment Management	Insurance	All Other GECS and eliminations	Total
Balance, December 31, 2002	$ 7,987	$ 5,562	$ 1,242	$ 4,176	$ (1,568)	$ 17,399
Acquisitions/Purchase Accounting Adjustments	76	26	-	-	-	102
Foreign exchange and other	38	98	21	18	(12)	163
Balance, March 31, 2003	$ 8,101	$ 5,686	$ 1,263	$ 4,194	$ (1,580)	$ 17,664

            5. A summary of increases/(decreases) in share owners' equity that did not result directly from transactions with share owners, net of income taxes, follows:

	First quarter ended
(Dollars in millions)	3/31/03	3/31/02

Net earnings	$1,618	$590
Investment securities - net changes in value	639	(308)
Currency translation adjustments - net	97	(165)
Derivatives qualifying as hedges - net changes in value	(92)	333
Total	$2,262	$450

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations - First Quarter of 2003 Compared with First Quarter of 2002

Overview

Earnings before accounting changes (discussed in note 4 to the condensed, consolidated financial statements) for the first quarter of 2003 were $1,618 million, a $13 million (1%) increase over the first quarter of 2002. The earnings increase reflected acquisitions and lower credit losses at Commercial Finance, as well as, growth in lower taxed earnings from international operations, origination growth and productivity benefits at Consumer Finance. These increases were partially offset by lower securitization activity at Consumer Finance. Contributions from acquired companies to net earnings in the first quarter of 2003 and 2002 were approximately $78 million and $133 million, respectively. We integrate acquisitions as quickly as possible and only earnings during the first 12 months following the quarter in which we complete the acquisition are considered to be related to acquired businesses.

Operating Results

Total revenues increased $619 million (5%) to $12,024 million for the first quarter of 2003, compared with $11,405 million for the first quarter of 2002. This increase primarily resulted from acquisitions and origination growth at Commercial Finance, Consumer Finance and Insurance, partially offset by lower volume at IT Solutions and decreased utilization and price at Equipment Management.

Interest expense on borrowings for the first quarter of 2003 was $2,368 million, 9% higher than for the first quarter of 2002. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower interest rates. The average composite interest rate on our borrowings for the first quarter of 2003 was 3.76% compared with 4.02% in the first quarter of 2002.

Operating and administrative expenses were $3,409 million for the first quarter of 2003, an 11% increase over the first quarter of 2002. The increase primarily reflected expenses associated with recent acquisitions partially offset by productivity benefits.

Cost of goods sold is associated with activities of our computer equipment distribution business. This cost amounted to $437 million for the first quarter of 2003, compared with $742 million for the first quarter of 2002. The decrease primarily reflected volume declines at Commercial Finance and IT Solutions.

Insurance losses and policyholder and annuity benefits increased $215 million to $2,165 million for the first quarter of 2003, compared with the first quarter of 2002. The increase is primarily the result of premium volume at GE Financial Assurance.

Provision for losses on financing receivables was $744 million for the first quarter of 2003 compared with $630 million for the first quarter of 2002. These provisions relate to Consumer Finance financing receivables (installment loans, auto loans and leases, and residential mortgages), Commercial Finance financing receivables (loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries) and Other, principally Equipment Management financing receivables, all of which are discussed on page 13. The increase in the provision primarily reflected higher average receivable balances and higher credit losses in the Consumer Finance businesses, partially offset by lower specific reserve requirements in Commercial Finance.

Depreciation and amortization of equipment on operating leases (including buildings and equipment) increased to $954 million for the first quarter of 2003, compared with $822 million for the first quarter of 2002. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting origination growth, acquisitions, and asset impairments at Commercial Finance.

Provision for income taxes was $298 million for the first quarter of 2003 (an effective tax rate of 15.6%), compared with $391 million for the first quarter of 2002 (an effective tax rate of 19.6%). The lower effective tax rate primarily reflected increased lower taxed earnings from international operations.

Operating Segments

            Revenues and earnings before accounting changes, by operating segment, of General Electric Capital Services, Inc. (GECS), the sole owner of the common stock of GECC, are summarized and discussed below with a reconciliation to the GECC-only results, for the first quarters ended March 31, 2003 and 2002. The most significant component of these reconciliations is the exclusion from the Insurance segment at the GECC level of the results of GE Global Insurance Holding (principally Employers Reinsurance Corporation - ERC), which is not a subsidiary of GECC but is a direct subsidiary of GECS.

            Amounts have been reclassified as a consequence of the change in segment leverage ratios, the revision of our historical techniques for allocating shared costs and unusual items and the alignment of certain businesses previously reported in the All Other GECS segment to the Commercial Finance segment. Additionally, the Commercial Finance (CF) business within our Commercial Finance segment has been renamed Corporate Financial Services.

  Consolidated
	First quarter ended
(Dollars in millions)	3/31/03	3/31/02
Revenues
Commercial Finance	$4,337	$4,016
Consumer Finance	2,759	2,372
Equipment Management	981	1,031
Insurance	6,368	5,768
All Other GECS	285	712
Total revenues	14,730	13,899
Revenues not included in GECC	(2,706)	(2,494)
Total revenues as reported in GECC	$12,024	$11,405

Net earnings
Commercial Finance	$826	$720
Consumer Finance	546	498
Equipment Management	57	75
Insurance	512	516
All Other GECS	(271)	(152)
Total earnings before accounting changes	1,670	1,657
Earnings not included in GECC	(52)	(52)
Total earnings in GECC before accounting changes	1,618	1,605
Cumulative effect of accounting changes	-	(1,015)
Total net earnings as reported in GECC	$1,618	$590

            Following is a discussion of revenues and net earnings from operating segments for the first quarter of 2003 and 2002.

  Commercial Finance
	First quarter ended
(Dollars in millions)	3/31/03	3/31/02
Revenues
Commercial Equipment Financing	$1,003	$993
Real Estate	603	448
Corporate Financial Services	536	610
Structured Finance Group	276	296
Aviation Services	714	568
Vendor Financial Services	1,020	953
Other Commercial Finance	185	148
Total revenues	4,337	4,016
Commercial Finance not included in GECC	(68)	(46)
Total revenues in GECC	$4,269	$3,970

Net earnings
Commercial Equipment Financing	$148	$158
Real Estate	266	168
Corporate Financial Services	130	110
Structured Finance Group	100	131
Aviation Services	135	98
Vendor Financial Services	74	69
Other Commercial Finance	(27)	(14)
Total net earnings	826	720
Commercial Finance not included in GECC	(17)	(14)
Total net earnings in GECC	$809	$706

	At
	3/31/03	3/31/02	12/31/02
Total assets
Commercial Equipment Financing	$52,226	$47,557	$51,757
Real Estate	29,578	24,334	29,522
Corporate Financial Services	27,585	26,049	26,897
Structured Finance Group	19,235	17,149	19,293
Aviation Services	30,264	26,797	30,512
Vendor Financial Services	26,647	21,374	25,518
Other Commercial Finance	10,532	9,152	10,746
Total assets	196,067	172,412	194,245
Commercial Finance not included in GECC	(990)	(526)	(985)
Total assets in GECC	$195,077	$171,886	$193,260
GECC financing receivables - net	$126,547	$115,872	$126,147

            Commercial Finance revenues and net earnings increased 8% and 15%, respectively, compared with the first quarter of 2002. The increase in revenues and net earnings resulted primarily from asset growth across all business units reflecting acquisitions and origination growth, partially offset by lower securitization gains at Commercial Equipment Financing and a specific loss on a telecommunications investment by Structured Finance Group, with lower credit losses also contributing to the increase in net earnings. Other Commercial Finance principally includes revenues of $177 million and $136 million and net earnings of $29 million and $24 million of the Healthcare Financial Services business in the first quarter of 2003 and 2002, respectively.

  Consumer Finance
	First quarter ended
(Dollars in millions)	3/31/03	3/31/02

Revenues
Global Consumer Finance	$1,866	$1,469
Card Services	893	903
Total revenues	2,759	2,372
Consumer Finance not included in GECC	22	(104)
Total revenues in GECC	$2,781	$2,268

Net earnings
Global Consumer Finance	$390	$313
Card Services	181	209
Other Consumer Finance	(25)	(24)
Total net earnings	546	498
Consumer Finance not included in GECC	42	(17)
Total net earnings in GECC	$588	$481

	At
	3/31/03	3/31/02	12/31/02
Total assets
Global Consumer Finance	$60,112	$44,644	$58,310
Card Services	17,744	17,797	18,655
Total assets	77,856	62,441	76,965
Consumer Finance not included in GECC	(1,152)	(912)	(1,080)
Total assets in GECC	$76,704	$61,529	$75,885
GECC financing receivables - net	$62,531	$45,715	$62,646

            Consumer Finance revenues and net earnings increased 16% and 10%, respectively, compared with the first quarter of 2002. The increase in revenues resulted primarily from origination growth and acquisitions partially offset by lower securitization gains at Card Services. Net earnings increased primarily as a result of growth in lower taxed earnings from international operations, origination growth and productivity, partially offset by lower securitization activity at Card Services.

  Equipment Management
	First quarter ended
(Dollars in millions)	3/31/03	3/31/02
Revenues
Equipment Management total revenues	$981	$1,031
Equipment Management not included in GECC	-	(13)
Total revenues in GECC	$981	$1,018

Net earnings
Equipment Management total net earnings	$57	$75
Equipment Management not included in GECC	-	2
Total net earnings in GECC	$57	$77

	At
	3/31/03	3/31/02	12/31/02
Total assets
Equipment Management total assets	$25,474	$24,683	$25,222
Equipment Management not included in GECC	105	51	57
Total assets in GECC	$25,579	$24,734	$25,279
GECC equipment leased to others	$9,431	$9,441	$9,416

Equipment Management revenues and net earnings decreased 5% and 24%, respectively, compared with the first quarter 2002. The decrease in revenues and net earnings was attributable to lower asset utilization and price.

  Insurance
	First quarter ended
(Dollars in millions)	3/31/03	3/31/02
Revenues
GE Financial Assurance	$3,253	$2,983
Mortgage Insurance	291	280
GE Global Insurance Holdings (ERC)	2,693	2,407
Other Insurance	131	98
Total revenues	6,368	5,768
Insurance not included in GECC	(2,681)	(2,350)
Total revenues in GECC	$3,687	$3,418

Net earnings
GE Financial Assurance	$201	$254
Mortgage Insurance	119	119
GE Global Insurance Holdings (ERC)	121	87
Other Insurance	71	56
Total net earnings	512	516
Insurance not included in GECC	(113)	(79)
Total net earnings in GECC	$399	$437

            Insurance revenues increased 10% compared with the first quarter 2002 as a result of growth in premium revenues, partially offset by lower investments gains. The growth in premium revenues is primarily attributable to the combination of price increases achieved at ERC, origination volume at GE Financial Assurance, and post acquisition revenues from acquired businesses. This was somewhat offset by a decrease in premium volume resulting from the adherence to stricter underwriting discipline at ERC. The lower investment gains are primarily attributable to higher levels of other-than-temporary impairments recognized during the first quarter of 2003. Net earnings decreased slightly (1%) for the first quarter of 2003 as the improved underwriting results at ERC were offset by lower investment gains.

  All Other GECS
	First quarter ended
(Dollars in millions)	3/31/03	3/31/02
Revenues
IT Solutions	$129	$495
GE Equity	(83)	(55)
Other - All Other GECS	239	272
Total revenues	285	712
All Other GECS not included in GECC	21	19
Total revenues in GECC	$306	$731

Net earnings
IT Solutions	$(29)	$(8)
GE Equity	(72)	(70)
Other - All Other GECS	(170)	(74)
Total net earnings	(271)	(152)
All Other GECS not included in GECC	36	56
Total net earnings in GECC	$(235)	$(96)

 All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

Three factors explain these results:

    IT Solutions - Revenues and net earnings decreased as a result of lower volume attributable to market conditions and product line and geographic market exits.

    GE Equity - GE Equity manages equity investments in early-stage, early growth and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the first quarter of 2003 reflected increased losses on investments including losses in the telecommunications and software industries. Effective in the fourth quarter of 2002, GE Equity ceased making new investments. GE Equity will continue to give financial support to companies within its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.

    Other - All Other GECS includes GECS corporate function expenses, liquidating businesses and other non-segment-aligned operations, the most significant of which were Auto Financial Services and GE Auto and Home.

B. Statement of Financial Position

Investment securities comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $92.9 billion at March 31, 2003, compared with $89.8 billion as of December 31, 2002. The increase of $3.1 billion resulted from investment of premiums received, reinvestment of investment income and increases in fair value, primarily debt securities, partially offset by sales and maturities as well as impairments and losses related to certain debt and equity securities.

            Gross unrealized gains and losses were $5.1 billion and $2.2 billion, respectively, at March 31, 2003 ($3.8 billion and $2.1 billion, respectively, as of December 31, 2002). Market value used in determining unrealized gains and losses is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. We estimate that available gains, net of hedging positions and estimated impairment of insurance intangible assets, could be as much as $1.5 billion.

            We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at first quarter 2003, approximately $500 million of portfolio value is at risk of being charged to earnings in the next 12 months. Impairment losses recognized for the first quarter of 2003 were $94.1 million.

Financing Receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses increased to $202.8 billion at March 31, 2003, from $202.6 billion at the end of 2002, as discussed in the following paragraphs. The related allowance for losses at March 31, 2003, amounted to $5.5 billion ($5.5 billion at the end of 2002), representing our best estimate of probable losses inherent in the portfolio.

            A discussion of the quality of certain elements of the financing receivables portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

            Commercial Finance financing receivables before allowance for losses totaled $129.1 billion at March 31, 2003 ($128.7 billion at December 31, 2002) and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily as a result of origination growth and the net effects of foreign currency translation, partially offset by securitizations. Related nonearning and reduced-earning receivables were consistent at $2.1 billion about 1.7% of outstandings at March 31, 2003 and year-end 2002. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio. Write-offs for the first quarter of 2003 were $0.2 billion compared with $0.1 billion during the first quarter of 2002.

            Consumer Finance financing receivables before allowance for losses, primarily installment loans, auto loans and leases, and residential mortgages, were $65.4 billion at March 31, 2003, consistent with year-end 2002. The largest factors affecting the portfolio included declines related to normal seasonal variation in consumer spending and transfer of Home Depot private label credit card receivables (assets held for sale) to Other Assets in preparation for their sale when that contract is terminated in 2003, offset by the net effects of foreign currency translation. Nonearning consumer receivables at March 31, 2003, were $1.7 billion, about 2.5% of outstandings, compared with $1.6 billion, about 2.4% of outstandings at year-end 2002. Write-offs for the first quarter of 2003 were $0.5 billion compared with $0.3 billion during the first quarter of 2002.

            Other, principally Equipment Management financing receivables before allowance for losses amounted to $8.3 billion at March 31, 2003, a decrease of $0.2 billion from year-end 2002, primarily as a result of the run-off of the liquidating Auto Financial Services portfolio reported within the All Other GECS segment. Nonearning receivables were consistent at $0.1 billion, about 1.0% of outstandings at the end of the first quarter of 2003 and at year-end 2002.

            Delinquency rates on Consumer Finance financing receivables were 5.84% at March 31, 2003 and 5.58% at year-end 2002, on a managed basis. Delinquency rates on Commercial Finance equipment loans and leases were 1.92% at the end of the first quarter of 2003 and 1.71% at year-end 2002, on a managed basis.

C. Additional Considerations

Commercial Airlines

            Deteriorating aircraft utilization and pricing generally negatively affects Commercial Finance, which owned 1,172 commercial aircraft at the end of the first quarter 2003. However, despite pressure on the industry, 1,166, or 99% of its commercial aircraft were on lease. We believe, however, that the financial difficulties of our airline customers will continue to weigh on the airline industry.

            At the end of the first quarter of 2003, Commercial Finance had provided loans and leases of $26.3 billion and combined with our insurance business had $2.1 billion of investment securities related to the airline industry. In addition, Commercial Finance had funding commitments of $1.2 billion and had placed multi-year orders for various Boeing, Airbus and other aircraft with list prices totaling approximately $14.9 billion at the end of the first quarter of 2003. Commercial Finance held placement agreements with commercial airlines for 33 of the 34 aircraft scheduled for delivery over the remainder of 2003.

            UAL Corp and Air Canada, the parent companies of two of our major airline customers are experiencing significant financial difficulties and both filed for reorganization in bankruptcy. UAL Corp filed for bankruptcy protection in 2002 and Air Canada filed in Canada on April 1, 2003. At the end of the first quarter of 2003, our exposure related to these airlines amounted to $3.4 billion, including loans, leases, investment securities, guarantees and commitments. Various Boeing, Airbus and Bombardier aircraft secure substantially all of these financial exposures. Another one of our major airline customers, US Airways Group, parent of US Airways, filed for reorganization in bankruptcy in 2002 but emerged from bankruptcy on March 31, 2003. Our financial statements include provisions for probable losses based on our best estimates of such losses. Subsequent to their bankruptcy filing, we issued a $0.7 billion debtor-in-possession financing commitment to Air Canada.

Telecommunications

            Financial services investments in and contractual commitments to customers in the telecommunications and cable industries amounted to $9.3 billion and $2.9 billion, respectively, at March 31, 2003, and primarily comprised financing receivables and investment securities. Included in the telecommunications amount is Commercial Finance's equity method investment in SES Global of $1.8 billion. Like all financial services positions, these receivables and investments have been entered into subject to strict risk and underwriting criteria, are diversified, and financing receivables are generally secured. During recent declines in the values of these portfolios, the positions have been routinely reviewed for credit and impairment losses, and actions have been taken to mitigate exposures. We have made provision for probable losses. Future losses, if any, will depend upon business and economic developments as well as the success of risk mitigation actions.

D. Liquidity

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

            To support our rating, at the end of 2002, General Electric Company (GE) was contractually committed to maintain our ratios of earnings to fixed charges at a specified level. To build equity, our Board of Directors intends to reduce our dividend payments to General Electric Capital Services, Inc. and retain a greater proportion of operating earnings. GE, through General Electric Capital Services, Inc. contributed $4.5 billion of cash in 2002. Our plans are to eliminate the debt allocated to All Other GECS by 2005. Proceeds from any strategic dispositions will be evaluated when and if they are received, but we anticipate using at least some of those proceeds to reduce financial services debt.

Global commercial paper markets are also a primary source of liquidity for us. We are the most widely-held name in those markets and are the principal issuer of financial services debt. The following table shows financial services debt composition as of the first quarter of 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Senior Notes	56%	53%
Commercial Paper	28	29
Other - principally current portion of long-term debt	16	18
Total	100%	100%

            During the first quarter of 2003, we issued approximately $16 billion of long-term debt in U.S. and international markets. These funds were used primarily to fund maturing long-term debt, reduce the amount of commercial paper outstanding and to fund new asset growth. We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets. We anticipate issuing approximately $44 billion of additional long-term debt using both U.S. and international markets during the remainder of 2003. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

            We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but includes $54 billion of contractually committed lending agreements with highly-rated global banks and investment banks, as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets, and potential asset sales.

            We use special purpose entities (SPEs) as described in our Annual Report on Form 10-K for the year ended December 31, 2002. Receivables held by SPEs as of the end of the first quarter of 2003 and year-end 2002, were $38.5 billion and $40.5 billion, respectively. Net credit and liquidity support amounted to $24.9 billion after consideration of participated liquidity and arrangements that defer liquidity draws beyond 2003, a reduction of $1.3 billion from year-end 2002. This amount includes credit support, in which we provide recourse for a maximum of $14.8 billion of credit losses in SPEs.

Item 4. Controls and Procedures

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

Part II. Other Information

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

b. Reports on Form 8-K during the quarter ended March 31, 2003.

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation
(Registrant)

May 2, 2003	/s/ James A. Parke
Date	J. A. Parke Vice Chairman and Chief Financial Officer (Principal Financial Officer)

May 2, 2003	/s/ Philip D. Ameen
Date	Philip D. Ameen Senior Vice President and Controller (Principal Accounting Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ James A. Parke

James A. Parke

Vice Chairman and Chief Financial Officer