Form 10-Q
period 2003-06-30
GENERAL ELECTRIC CAPITAL CORP
filed 2003-08-01
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____ Commission file number 1-6461 GENERAL ELECTRIC CAPITAL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1500700 (I.R.S. Employer Identification No.)
260 Long Ridge Road, Stamford, CT	06927
(Address of principal executive offices)	(Zip Code)
(Registrant's telephone number, including area code) (203) 357-4000 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act). Yes [ ] No [x]

At July 31, 2003, 3,985,403 shares of common stock with a par value of $4.00 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Current and Retained Earnings
General Electric Capital Corporation and consolidated affiliates

(Unaudited)
	Second quarter ended June 30		Six months ended June 30

(Dollars in millions)	2003	2002	2003	2002

Revenues from services	$12,262	$10,894	$23,936	$21,608
Sales of goods	568	899	1,055	1,715

Total revenues	12,830	11,793	24,991	23,323

Interest	2,444	2,335	4,812	4,511
Operating and administrative	3,815	2,966	7,226	6,033
Cost of goods sold	465	822	902	1,564
Insurance losses and policyholder and annuity benefits	2,147	1,990	4,312	3,940
Provision for losses on financing receivables	935	780	1,677	1,410
Depreciation and amortization of equipment on operating leases
(including buildings and equipment)	1,099	1,000	2,190	1,947
Minority interest in net earnings of consolidated affiliates	15	27	46	49

Total costs and expenses	10,920	9,920	21,165	19,454

Earnings before income taxes and accounting changes	1,910	1,873	3,826	3,869
Provision for income taxes	(306)	(301)	(604)	(692)

Earnings before accounting changes	1,604	1,572	3,222	3,177
Cumulative effect of accounting changes (note 4)	–	–	–	(1,015)

Net earnings	1,604	1,572	3,222	2,162
Dividends	(169)	(444)	(350)	(987)
Retained earnings at beginning of period	28,461	23,601	27,024	23,554

Retained earnings at end of period	$29,896	$24,729	$29,896	$24,729

See "Notes to Condensed, Consolidated Financial Statements."

(3)

Condensed Statement of Financial Position
General Electric Capital Corporation and consolidated affiliates
(Dollars in millions)	June 30, 2003	December 31, 2002

	(Unaudited)
Cash and equivalents	$4,913	$6,983
Investment securities	81,450	89,807
Financing receivables:
Time sales and loans, net of deferred income	158,146	141,775
Investment in financing leases, net of deferred income	58,714	58,994

	216,860	200,769
Allowance for losses on financing receivables	(6,045)	(5,447)

Financing receivables – net	210,815	195,322
Insurance receivables	12,197	14,273
Other receivables – net	17,385	16,388
Inventories	181	208
Equipment on operating leases (at cost) including buildings and equipment, less accumulated amortization of $14,557 and $13,407	35,973	35,060
Intangible assets	21,338	20,916
Other assets	69,608	60,485
Assets held for sale (note 5)	22,235	–

Total assets	$476,095	$439,442

Short-term borrowings	$122,126	$122,745
Long-term borrowings
Senior	161,509	137,893
Subordinated	884	965
Insurance liabilities, reserves and annuity benefits	84,606	99,537
All other liabilities	29,171	26,169
Deferred income taxes	11,099	10,546
Liabilities associated with assets held for sale (note 5)	19,768	–

Total liabilities	429,163	397,855

Minority interest in equity of consolidated affiliates	1,796	1,834

Accumulated gains/(losses) – net
Investment securities	3,779	1,030
Currency translation adjustments	105	(591)
Derivatives qualifying as hedges	(2,892)	(1,959)

Accumulated non-owner changes other than earnings	992	(1,520)
Capital stock	19	18
Additional paid-in capital	14,229	14,231
Retained earnings	29,896	27,024

Total share owner's equity	45,136	39,753

Total liabilities and equity	$476,095	$439,442

See "Notes to Condensed, Consolidated Financial Statements."

(4)

Condensed Statement of Cash Flows
General Electric Capital Corporation and consolidated affiliates
	Six months ended June 30 (Unaudited)

(Dollars in millions)	2003	2002

Cash Flows – Operating Activities
Net earnings	$3,222	$2,162
Adjustments to reconcile net earnings to cash provided from operating activities
Cumulative effect of accounting changes	–	1,015
Provision for losses on financing receivables	1,677	1,410
Depreciation and amortization of equipment on operating leases (including buildings and equipment)	2,190	1,947
All other operating activities	1,608	1,601

Cash from operating activities	8,697	8,135

Cash Flows – Investing Activities
Increase in loans to customers	(108,420)	(86,100)
Principal collections from customers – loans	99,779	81,303
Investment in equipment for financing leases	(9,463)	(11,417)
Principal collections from customers – financing leases	9,918	8,980
Net change in credit card receivables	(1,610)	(1,398)
Equipment on operating leases (including buildings and equipment):
– additions	(3,043)	(4,934)
– dispositions	2,353	2,666
Payments for principal businesses purchased, net of cash acquired	(8,083)	(5,244)
Purchases of securities by insurance and annuity businesses	(15,907)	(18,498)
Dispositions of securities by insurance and annuity businesses	15,628	15,677
All other investing activities	(5,573)	(759)

Cash used for investing activities	(24,421)	(19,724)

Cash Flows – Financing Activities
Net decrease in borrowings (maturities 90 days or less)	(4,509)	(35,865)
Newly issued debt – short-term (91-365 days)	738	1,710
Newly issued debt – long-term senior	36,218	56,569
Proceeds – non-recourse, leveraged lease debt	168	585
Repayments and other reductions – short-term (91-365 days)	(16,289)	(12,057)
Repayments and other reductions – long-term senior debt	(1,517)	784
Principal payments – non-recourse, leveraged lease debt	(521)	(321)
Proceeds from sales of investment contracts	4,414	3,805
Cash acquired in assumption of liabilities for policy holder benefits	–	2,406
Redemption of investment contracts	(4,082)	(3,742)
Dividends paid	(350)	(987)

Cash from financing activities	14,270	12,887

Increase (decrease) in cash and equivalents	(1,454)	1,298

Cash and equivalents at beginning of year	6,983	6,784

Cash and equivalents at June 30 (a)	$5,529	$8,082

(a)     Cash and equivalents at June 30, 2003 includes $616 million of cash classified as assets held for sale in the Condensed Statement of Financial Position (see note 5).

See "Notes to Condensed, Consolidated Financial Statements."

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

     1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Capital Corporation and all of our affiliates (GECC) – companies that we directly or indirectly control (consolidated affiliates). We reclassified certain prior year amounts to conform to the current period presentation.

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

     3. In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had an inconsequential effect on our financial position as of June 30, 2003 and results of operations for the second quarter and the first six months of 2003.

     FIN 46, Consolidation of Variable Interest Entities is effective for us on July 1, 2003. Based on the new criteria in the Interpretation, we will consolidate certain entities in our third quarter financial statements. While FIN 46 represents a significant change in accounting principles governing consolidation, it does not change the economic or legal characteristics of asset sales. Important considerations that differentiate FIN 46 entities from others included in our consolidated statements include the following:

  A majority of the assets in FIN 46 entities were previously owned by us. We normally provide financial support to these entities; while the nature of that support differs from entity to entity, it is generally the reason that consolidation is required under FIN 46.

  The assets we sold to FIN 46 entities remain legally isolated and our use of the assets is often restricted.

  Liabilities of FIN 46 entities are expected to be repaid with cash flows generated by the related assets.

     We will consolidate approximately $36 billion of securitized assets at transition and approximately $15 billion of investment securities related to guaranteed investment contracts. Assets and liabilities in FIN 46 entities differ from other consolidated assets and liabilities, thus our future financial statements will distinguish assets and liabilities that are included solely as a result of FIN 46. Because we will not sell any additional assets to these consolidated FIN 46 entities, these balances will decrease as the assets mature. Our July 1, 2003, consolidation of FIN 46 entities resulted in a $0.4 billion after-tax charge that will be reported as an accounting change in our third quarter results.

(6)

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

Intangibles Subject To Amortization
	At June 30, 2003		At December 31, 2002

(Dollars in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Present value of future profits (PVFP)	$3,978	$(2,733)	$4,754	$(2,676)
Capitalized software	1,255	(532)	1,269	(499)
Servicing assets (a)	3,596	(3,353)	3,580	(3,238)
Patents, licenses and other	960	(534)	826	(499)

Total	$9,789	$(7,152)	$10,429	$(6,912)

(a) Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $22 billion and $33 billion at June 30, 2003 and December 31, 2002, respectively.

     Amortization expense related to amortizable intangible assets for the second quarters ended June 30, 2003 and 2002, was $145 million and $431 million, respectively.  Amortization expense related to amortizable intangible assets for the first six months ended June 30,  2003 and 2002, was $427 million and $689 million, respectively. The estimated percentage of the December 31, 2002, net PVFP balance (adjusted for assets held for sale) to be amortized over each of the next five years follows.

2003	2004	2005	2006	2007

8.1%	7.8%	7.4%	6.9%	6.4%

     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses and other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

(7)

Goodwill

Goodwill balances follow:
(Dollars in millions)	Commercial Finance	Consumer Finance	Equipment Management	Insurance		All Other GECS and eliminations	Total

Balance, December 31, 2002	$7,987	$5,562	$1,242	$4,176		$(1,568)	$17,399
Acquisitions/Purchase Accounting Adjustments	98	919	–	47		(18)	1,046
Foreign exchange and other	69	386	82	(219	) (a)	(62)	256

Balance, June 30, 2003	$8,154	$6,867	$1,324	$4,004		$(1,648)	$18,701

(a)     Includes $(303) million of goodwill associated with assets held for sale (see note 5).

     5. On June 25, 2003, we announced a definitive agreement to sell the Tokyo-based GE Edison Life Insurance Company and U.S. Auto and Home businesses to American International Group, Inc. for approximately $2,150 million in cash following a pre-closing dividend.  The transaction is subject to regulatory approvals and is expected to close in the third quarter.  After taxes and transaction costs, we estimate that we will realize a gain of $150 million.

     Summarized financial information for the GE Edison Life Insurance Company and U.S. Auto and Home businesses are set forth below:

(Dollars in millions)	6/30/03

Cash and equivalents	$616
Investment securities	16,409
Insurance receivables	2,677
Goodwill	303
Other Intangible assets	597
Other	1,633

Total assets held for sale	$22,235

Insurance liabilities, reserves and annuity benefits	$18,018
Other	1,750

Total liabilities associated with assets held for sale	$19,768

Accumulated gains on investment securities, currency translation
adjustments and derivatives qualifying as hedges – net	$762

The GE Edison Life Insurance Company and U.S. Auto and Home assets and liabilities are reported under the Insurance and All Other GECS segment, respectively.   At June 30, 2003, these amounts, net of assets expected to be included in the pre-closing dividend, are classified as held for sale.

     6. A summary of increases/(decreases) in share owner's equity that did not result directly from transactions with share owners, net of income taxes, follows:
	Second quarter ended
(Dollars in millions)	6/30/03	6/30/02

Net earnings	$1,604	$1,572
Investment securities – net changes in value	2,110	823
Currency translation adjustments – net	599	57
Derivatives qualifying as hedges – net changes in value	(841)	(749)

Total	$3,472	$1,703

(8)

	Six months ended
(Dollars in millions)	6/30/03	6/30/02

Net earnings	$3,222	$2,162
Investment securities – net changes in value	2,749	515
Currency translation adjustments – net	696	(108)
Derivatives qualifying as hedges – net changes in value	(933)	(416)

Total	$5,734	$2,153

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations – Second Quarter of 2003 Compared with Second Quarter of 2002

Overview

     Earnings before accounting changes (discussed in note 4 to the condensed, consolidated financial statements) for the second quarter of 2003 were $1,604 million, a $32 million (2%) increase over the second quarter of 2002. Three of our four businesses – Commercial Finance, Consumer Finance and Insurance – achieved double-digit earnings growth during the second quarter of 2003.

     Acquisitions contributed $71 million to earnings in the second quarter of 2003 compared with approximately $132 million in the comparable 2002 period. For purposes of this discussion, only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

     Total revenues increased $1,037 million (9%) to $12,830 million for the second quarter of 2003, compared with $11,793 million for the second quarter of 2002. The increase resulted primarily from growth in premium revenues and higher investment gains at Insurance as well as the effects of origination growth and acquisitions at Consumer Finance and Commercial Finance. These increases were partially offset by product line and geographic market exits at IT Solutions.

     Interest expense on borrowings for the second quarter of 2003 was $2,444 million, 5% higher than second quarter of 2002. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower interest rates. The average composite interest rate on our borrowings for the second quarter of 2003 was 3.53% compared with 4.01% in the second quarter of 2002.

     Over the last three years, market interest rates have been more volatile than our average composite effective interest rates, principally because of the mix of effectively fixed rate borrowings in our financing structure. Yields on our portfolio of fixed and floating-rate financial products have behaved similarly; consequently, financing spreads have remained relatively flat over the three-year period.

     Provision for income taxes was $306 million for the second quarter of 2003, (an effective tax rate of 16.0%), compared with $301 million for the second quarter of 2002 (an effective tax rate of 16.1%). The slightly lower effective tax rate primarily reflected the effects of lower taxed earnings from international operations offset by the absence of a current year counterpart to the 2002 tax settlement with the Internal Revenue Service allowing the deduction of previously realized losses associated with the prior disposition of Kidder Peabody.

(9)

Operating Segments

     Revenues and earnings before accounting changes, by operating segment, of General Electric Capital Services, Inc. (GECS), the sole owner of the common stock of GECC, are summarized and discussed below with a reconciliation to the GECC-only results, for the second quarters ended June 30, 2003 and 2002. The most significant component of these reconciliations is the exclusion from the Insurance segment at the GECC level of the results of GE Global Insurance Holding (principally Employers Reinsurance Corporation – ERC), which is not a subsidiary of GECC but is a direct subsidiary of GECS. Additionally, the Commercial Finance (CF) business within our Commercial Finance segment has been renamed Corporate Financial Services. We reclassified certain prior year amounts to conform to the current period presentation.

  Consolidated

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Commercial Finance	$4,737	$4,404
Consumer Finance	3,046	2,463
Equipment Management	1,153	1,168
Insurance	6,792	5,263
All Other GECS	159	672

Total revenues	15,887	13,970
Revenues not included in GECC	(3,057)	(2,177)

Total revenues as reported in GECC	$12,830	$11,793

Net earnings
Commercial Finance	$805	$735
Consumer Finance	514	466
Equipment Management	26	67
Insurance	508	95
All Other GECS	(251)	(36)

Total net earnings	1,602	1,327
Earnings not included in GECC	2	245

Total net earnings as reported in GECC	$1,604	$1,572

(10)

Following is a discussion of revenues and net earnings from operating segments for the second quarters of 2003 and 2002.

  Commercial Finance

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Commercial Equipment Financing	$1,163	$1,069
Real Estate	599	545
Corporate Financial Services	590	554
Structured Finance	345	296
Aviation Services	710	683
Vendor Financial Services	1,142	1,081
Healthcare Financial Services	187	164
Other Commercial Finance	1	12

Total revenues	4,737	4,404
Commercial Finance not included in GECC	(74)	(58)

Total revenues in GECC	$4,663	$4,346

Net earnings
Commercial Equipment Financing	$170	$149
Real Estate	198	140
Corporate Financial Services	150	141
Structured Finance	117	127
Aviation Services	126	121
Vendor Financial Services	83	81
Healthcare Financial Services	39	33
Other Commercial Finance	(78)	(57)

Total net earnings	805	735
Commercial Finance not included in GECC	(14)	(19)

Total net earnings in GECC	$791	$716

	At
	6/30/03	6/30/02	12/31/02

Total assets
Commercial Equipment Financing	$52,874	$49,965	$51,757
Real Estate	29,157	30,144	29,522
Corporate Financial Services	28,872	26,073	26,897
Structured Finance	19,970	17,701	19,293
Aviation Services	32,305	27,968	30,512
Vendor Financial Services	26,044	22,197	25,518
Healthcare Financial Services	8,408	7,107	7,905
Other Commercial Finance	835	2,289	2,841

Total assets	198,465	183,444	194,245
Commercial Finance not included in GECC	(681)	(580)	(985)

Total assets in GECC	$197,784	$182,864	$193,260

GECC financing receivables – net	$127,025	$118,421	$126,147

Commercial Finance revenues and net earnings increased 8% and 10%, respectively, compared with the second quarter of 2002. The increase in revenues resulted primarily from acquisitions, higher securitization gains at Commercial Equipment Financing and Vendor Financial Services and origination growth. The increase in net earnings resulted primarily from higher securitization gains at Commercial Equipment Financing and Vendor Financial Services, lower credit losses at Corporate Financial Services and Real Estate and acquisitions, partially offset by a higher effective tax rate.

(11)

  Consumer Finance

(Dollars in millions)	Second quarter ended
	6/30/03	6/30/02

Revenues
Global Consumer Finance	$2,051	$1,501
Card Services	995	962

Total revenues	3,046	2,463
Consumer Finance not included in GECC	59	(119)

Total revenues in GECC	$3,105	$2,344

Net earnings
Global Consumer Finance	$366	$315
Card Services	172	175
Other Consumer Finance	(24)	(24)

Total net earnings	514	466

Consumer Finance not included in GECC	76	(39)

Total net earnings in GECC	$590	$427

	At

	6/30/03	6/30/02	12/31/02

Total assets
Global Consumer Finance	$73,739	$52,712	$58,310
Card Services	23,378	16,327	18,655

Total assets	97,117	69,039	76,965
Consumer Finance not included in GECC	(1,006)	(343)	(1,080)

Total assets in GECC	$96,111	$68,696	$75,885

GECC financing receivables – net	$77,254	$56,473	$62,646

Consumer Finance revenues and net earnings increased 24% and 10%, respectively, compared with the second quarter of 2002. The increase in revenues resulted primarily from acquisitions, the net effects of foreign currency translation and origination growth. The increase in net earnings resulted primarily from growth in lower taxed earnings from international operations, acquisitions and origination growth, partially offset by lower securitization gains at Card Services.

(12)

  Equipment Management

	Second quarter ended
(Dollars in millions)	6/30/03	6/30/02

Revenues
Equipment Management total revenues	$1,153	$1,168
Equipment Management not included in GECC	–	(15)

Total revenues in GECC	$1,153	$1,153

Net earnings
Equipment Management total net earnings	$26	$67
Equipment Management not included in GECC	–	3

Total net earnings in GECC	$26	$70

	At

	6/30/03	6/30/02	12/31/02

Total assets
Equipment Management total assets	$26,235	$25,140	$25,222
Equipment Management not included in GECC	102	57	57

Total assets in GECC	$26,337	$25,197	$25,279

GECC equipment leased to others	$11,467	$11,228	$11,285

Equipment Management revenues and net earnings decreased 1% and 61%, respectively, compared with the second quarter of 2002. The decrease in revenues was primarily attributable to lower asset utilization and lower price, partially offset by the net effects of foreign currency translation. The decrease in net earnings was primarily attributable to lower asset utilization, lower price and increased reserves.

(13)

  Insurance

	Second quarter ended
(Dollars in millions)	6/30/03	6/30/02

Revenues
GE Financial Assurance	$3,334	$2,817
Mortgage Insurance	281	256
GE Global Insurance Holding (ERC)	3,065	2,076
Other Insurance	112	114

Total revenues	6,792	5,263
Insurance not included in GECC	(3,040)	(2,022)

Total revenues in GECC	$3,752	$3,241

Net earnings
GE Financial Assurance	$203	$118
Mortgage Insurance	130	152
GE Global Insurance Holding (ERC)	119	(229)
Other Insurance	56	54

Total net earnings	508	95
Insurance not included in GECC	(104)	233

Total net earnings in GECC	$404	$328

Insurance revenues and net earnings increased compared with the second quarter of 2002. The increase in revenues resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior-year loss events at ERC and higher investment gains. The growth in premium revenues is primarily attributable to the combination of price increases at ERC, origination volume at GE Financial Assurance, and post acquisition revenues from acquired businesses. This was partially offset by a decrease in premium volume resulting from the more restrictive underwriting at ERC. The higher investment gains are primarily attributable to other-than-temporary impairments recognized during the second quarter of 2002, primarily related to WorldCom, Inc. bonds. The increase in net earnings resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior-year loss events and lower adverse development at ERC, and higher investment gains. These increases were partially offset by increased policyholder losses and benefits primarily related to growth in premium revenues.

(14)

  All Other GECS

	Second quarter ended
(Dollars in millions)	6/30/03	6/30/02

Revenues
IT Solutions	$115	$473
GE Equity	(90)	(87)
Other – All Other GECS	134	286

Total revenues	159	672
All Other GECS not included in GECC	(2)	37

Total revenues in GECC	$157	$709

Net earnings
IT Solutions	$(12)	$(4)
GE Equity	(75)	(84)
Other – All Other GECS	(164)	52

Total net earnings	(251)	(36)
All Other GECS not included in GECC	44	67

Total net earnings in GECC	$(207)	$31

All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

             Three factors explain these results:

  IT Solutions – Revenues and net earnings decreased as a result of lower volume attributable to market conditions and product line and geographic market exits.
  GE Equity – GE Equity manages equity investments in early-stage, early growth, and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the second quarter of 2003 reflected increased losses on investments. GE Equity ceased making new investments in the fourth quarter of 2002, but continues to give financial support to companies in its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.
  Other – All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment-aligned operations, the most significant of which were Auto Financial Services and GE Auto and Home.

(15)

B. Results of Operations – First Half of 2003 Compared with First Half of 2002

Overview

     Earnings before accounting changes (discussed in note 4 to the condensed, consolidated financial statements) for the first six months of 2003 were $3,222 million, a $45 million (1%) increase over the first six months of 2002. Three of our four businesses – Commercial Finance, Consumer Finance and Insurance – achieved double-digit earnings growth during the first six months of 2003.

     Acquisitions contributed $149 million to earnings in the first six months of 2003 compared with approximately $265 million in the comparable 2002 period. For purposes of this discussion, only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

     Total revenues increased $1,668 million (7%) to $24,991 million for the first six months of 2003, compared with $23,323 million for the first six months of 2002. The increase resulted primarily from growth in premium revenues and higher investment gains at Insurance as well as the effects of origination growth and acquisitions at Consumer Finance and Commercial Finance. These increases were partially offset by product line and geographic market exits at IT Solutions.

     Interest expense on borrowings for the first six months of 2003 was $4,812 million, 7% higher than the first six months of 2002. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower interest rates. The average composite interest rate on our borrowings for the first six months of 2003 was 3.64% compared with 4.02% in the first six months of 2002.

     Over the last three years, market interest rates have been more volatile than our average composite effective interest rates, principally because of the mix of effectively fixed rate borrowings in our financing structure. Yields on our portfolio of fixed and floating-rate financial products have behaved similarly; consequently, financing spreads have remained relatively flat over the three-year period.

     Provision for income taxes was $604 million for the first six months of 2003 (an effective tax rate of 15.8%), compared with $692 million for the first six months of 2002 (an effective tax rate of 17.9%). The lower effective tax rate primarily reflected the effects of lower taxed earnings from international operations, partially offset by the absence of a current year counterpart to the 2002 tax settlement with the Internal Revenue Service allowing the deduction of previously realized losses associated with the prior disposition of Kidder Peabody.

(16)

Operating Segments

     Revenues and earnings before accounting changes, by operating segment, of General Electric Capital Services, Inc. (GECS), the sole owner of the common stock of GECC, are summarized and discussed below with a reconciliation to the GECC-only results, for the first six months ended June 30, 2003 and 2002. The most significant component of these reconciliations is the exclusion from the Insurance segment at the GECC level of the results of GE Global Insurance Holding (principally Employers Reinsurance Corporation – ERC), which is not a subsidiary of GECC but is a direct subsidiary of GECS. Additionally, the Commercial Finance (CF) business within our Commercial Finance segment has been renamed Corporate Financial Services. We reclassified certain prior year amounts to conform to the current period presentation.

  Consolidated

	Six months ended
(Dollars in millions)	6/30/03	6/30/02

Revenues
Commercial Finance	$9,074	$8,420
Consumer Finance	5,805	4,835
Equipment Management	2,271	2,324
Insurance	13,160	11,031
All Other GECS	444	1,384

Total revenues	30,754	27,994
Revenues not included in GECC	(5,763)	(4,671)

Total revenues as reported in GECC	$24,991	$23,323

Net earnings
Commercial Finance	$1,631	$1,455
Consumer Finance	1,060	964
Equipment Management	83	142
Insurance	1,020	611
All Other GECS	(522)	(188)

Total earnings before accounting changes	3,272	2,984
Earnings not included in GECC	(50)	193

Total earnings in GECC before accounting changes	3,222	3,177
Cumulative effect of accounting changes	–	(1,015)

Total net earnings as reported in GECC	$3,222	$2,162

     Following is a discussion of revenues and net earnings from operating segments for the first six months of 2003 and 2002.

(17)

  Commercial Finance

	Six months ended
(Dollars in millions)	6/30/03	6/30/02

Revenues
Commercial Equipment Financing	$2,166	$2,062
Real Estate	1,202	993
Corporate Financial Services	1,126	1,164
Structured Finance	621	592
Aviation Services	1,424	1,251
Vendor Financial Services	2,162	2,034
Healthcare Financial Services	364	301
Other Commercial Finance	9	23

Total revenues	9,074	8,420
Commercial Finance not included in GECC	(142)	(104)

Total revenues in GECC	$8,932	$8,316

Net earnings
Commercial Equipment Financing	$318	$307
Real Estate	464	308
Corporate Financial Services	280	251
Structured Finance	217	258
Aviation Services	261	219
Vendor Financial Services	157	150
Healthcare Financial Services	68	57
Other Commercial Finance	(134)	(95)

Total net earnings	1,631	1,455
Commercial Finance not included in GECC	(31)	(33)

Total net earnings in GECC	$1,600	$1,422

	At
	6/30/03	6/30/02	12/31/02
Total assets
Commercial Equipment Financing	$52,874	$49,965	$51,757
Real Estate	29,157	30,144	29,522
Corporate Financial Services	28,872	26,073	26,897
Structured Finance	19,970	17,701	19,293
Aviation Services	32,305	27,968	30,512
Vendor Financial Services	26,044	22,197	25,518
Healthcare Financial Services	8,408	7,107	7,905
Other Commercial Finance	835	2,289	2,841

Total assets	198,465	183,444	194,245
Commercial Finance not included in GECC	(681)	(580)	(985)

Total assets in GECC	$197,784	$182,864	$193,260

GECC financing receivables – net	$127,025	$118,421	$126,147

Commercial Finance revenues and net earnings increased 8% and 12%, respectively, compared with the first six months of 2002. The increase in revenues resulted primarily from acquisitions, higher securitization gains at Commercial Equipment Financing and Vendor Financial Services and origination growth. The increase in net earnings resulted primarily from lower credit losses at Corporate Financial Services and Real Estate, acquisitions, higher securitization gains at Commercial Equipment Financing and Vendor Financial Services and origination growth. The increases for both revenues and net earnings were partially offset by a specific loss on a telecommunications investment by Structured Finance.

(18)

  Consumer Finance

	Six months ended
(Dollars in millions)	6/30/03	6/30/02

Revenues
Global Consumer Finance	$3,917	$2,970
Card Services	1,888	1,865

Total revenues	5,805	4,835
Consumer Finance not included in GECC	81	(223)

Total revenues in GECC	$5,886	$4,612

Net earnings
Global Consumer Finance	$756	$628
Card Services	353	384
Other Consumer Finance	(49)	(48)

Total net earnings	1,060	964
Consumer Finance not included in GECC	118	(56)

Total net earnings in GECC	$1,178	$908

	At
	6/30/03	6/30/02	12/31/02

Total assets
Global Consumer Finance	$73,739	$52,712	$58,310
Card Services	23,378	16,327	18,655

Total assets	97,117	69,039	76,965
Consumer Finance not included in GECC	(1,006)	(343)	(1,080)

Total assets in GECC	$96,111	$68,696	$75,885

GECC financing receivables – net	$77,254	$56,473	$62,646

Consumer Finance revenues and net earnings increased 20% and 10%, respectively, compared with the first six months of 2002. The increase in revenues resulted primarily from acquisitions, origination growth and the net effects of foreign currency translation, partially offset by lower securitization gains at Card Services. The increase in net earnings resulted primarily from growth in lower taxed earnings from international operations, origination growth, acquisitions, and the net effects of foreign currency translation, partially offset by lower securitization gains at Card Services and increased reserve requirements.

(19)

  Equipment Management

	Six months ended
(Dollars in millions)	6/30/03	6/30/02

Revenues
Equipment Management total revenues	$2,271	$2,324
Equipment Management not included in GECC	–	(28)

Total revenues in GECC	$2,271	$2,296

Net earnings
Equipment Management total net earnings	$83	$142
Equipment Management not included in GECC	–	5

Total net earnings in GECC	$83	$147

	At
	6/30/03	6/30/02	12/31/02

Total assets
Equipment Management total assets	$26,235	$25,140	$25,222
Equipment Management not included in GECC	102	57	57

Total assets in GECC	$26,337	$25,197	$25,279

GECC equipment leased to others	$11,467	$11,228	$11,285

Equipment Management revenues and net earnings decreased 2% and 42%, respectively, compared with the first six months of 2002. The decrease in revenues and net earnings resulted primarily from lower asset utilization and lower price. The decrease in revenues was partially offset by the net effects of foreign currency translation.

  Insurance

	Six months ended
(Dollars in millions)	6/30/03	6/30/02

Revenues
GE Financial Assurance	$6,587	$5,800
Mortgage Insurance	572	536
GE Global Insurance Holding (ERC)	5,758	4,483
Other Insurance	243	212

Total revenues	13,160	11,031
Insurance not included in GECC	(5,721)	(4,372)

Total revenues in GECC	$7,439	$6,659

Net earnings
GE Financial Assurance	$404	$372
Mortgage Insurance	249	271
GE Global Insurance Holding (ERC)	240	(142)
Other Insurance	127	110

Total net earnings	1,020	611
Insurance not included in GECC	(217)	154

Total net earnings in GECC	$803	$765

(20)

Insurance revenues and net earnings increased 19% and 67%, respectively, compared with the first six months of 2002. The increase in revenues resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior-year loss events at ERC and higher investment gains. The growth in premium revenues is primarily attributable to the combination of price increases at ERC, origination volume at GE Financial Assurance, and post acquisition revenues from acquired businesses. This was partially offset by a decrease in premium volume resulting from the more restrictive underwriting at ERC. The higher investment gains are primarily attributable to other-than-temporary impairments recognized during the second quarter of 2002, primarily related to WorldCom, Inc. bonds. The increase in net earnings resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior-year loss events and lower adverse development at ERC, and higher investment gains. These increases were partially offset by increased policyholder losses and benefits primarily related to growth in premium revenues.

  All Other GECS

	Six months ended
(Dollars in millions)	6/30/03	6/30/02

Revenues
IT Solutions	$244	$968
GE Equity	(173)	(142)
Other – All Other GECS	373	558

Total revenues	444	1,384
All Other GECS not included in GECC	19	56

Total revenues in GECC	$463	$1,440

Net earnings
IT Solutions	$(41)	$(12)
GE Equity	(147)	(154)
Other – All Other GECS	(334)	(22)

Total net earnings	(522)	(188)
All Other GECS not included in GECC	80	123

Total net earnings in GECC	$(442)	$(65)

All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

             Three factors explain these results:

  IT Solutions – Revenues and net earnings decreased as a result of lower volume attributable to market conditions and product line and geographic market exits.
  GE Equity – GE Equity manages equity investments in early-stage, early growth, and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the first six months of 2003 reflected increased losses on investments. GE Equity ceased making new investments in the fourth quarter of 2002, but continues to give financial support to companies in its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.
  Other – All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment-aligned operations, the most significant of which were Auto Financial Services and GE Auto and Home.

(21)

C. Statement of Financial Position

Investment securities comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $81.5 billion at June 30, 2003, compared with $89.8 billion as of December 31, 2002. The decrease of $8.4 billion was primarily the result of a reclassification of $16.4 billion of investments to assets held for sale. Absent this reclassification investment securities increased $8.1 billion as a result of investment of premiums received, reinvestment of investment income and increases in fair value, including debt and equity securities, partially offset by sales and maturities as well as impairments and losses related to certain debt and equity securities.

     Gross unrealized gains and losses were $8.0 billion and $1.4 billion, respectively, including $2.4 billion and $0.1 billion related to assets classified as held for sale, respectively, at June 30, 2003. Gross unrealized gains and losses were $3.8 billion and $2.1 billion, respectively, as of December 31, 2002. We estimate that available gains, net of hedging positions and estimated impairment of insurance intangible assets, could be as much as $2.3 billion. Market value used in determining unrealized gains and losses is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses.

     We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at second quarter 2003, approximately $270 million of portfolio value is at risk of being charged to earnings in the next 12 months. Impairment losses recognized for the first six months of 2003 were $266.9 million.

Financing Receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses increased to $216.9 billion at June 30, 2003, from $200.8 billion at the end of 2002, as discussed in the following paragraphs. The related allowance for losses at June 30, 2003, amounted to $6.0 billion ($5.4 billion at the end of 2002), representing our best estimate of probable losses inherent in the portfolio.

     A discussion of the quality of certain elements of the financing receivables portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

     Commercial Finance financing receivables before allowance for losses totaled $129.5 billion at June 30, 2003 ($128.7 billion at December 31, 2002) and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily as a result of the net effects of foreign currency translation and origination growth, partially offset by securitizations. Related nonearning and reduced-earning receivables were $2.2 billion and $2.1 billion about 1.7% of outstandings at June 30, 2003 and year-end 2002. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio. Write-offs for the first six months of 2003 were $0.6 billion compared with $0.5 billion for the first six months of 2002.

     Consumer Finance financing receivables before allowance for losses, primarily installment loans, auto loans and leases, and residential mortgages, were $80.8 billion at June 30, 2003, and $65.4 billion at December 31, 2002. This portfolio of receivables increased as a result of acquisitions, the net effects of foreign currency translation and origination growth, partially offset by the transfer of Home Depot private label credit card receivables to Other Assets in preparation for their sale when that contract is terminated in 2003. Nonearning consumer receivables at June 30, 2003, were $2.1 billion, about 2.6% of outstandings, compared with $1.6 billion, about 2.4% of outstandings at year-end 2002. Write-offs for the first six months of 2003 were $1.0 billion compared with $0.8 billion for the first six months of 2002.

(22)

     Other, principally Equipment Management financing receivables before allowance for losses amounted to $6.6 billion and $6.7 billion at June 30, 2003, and December 31, 2002, respectively. Nonearning receivables were consistent at $0.1 billion, about 1.5% and 1.3% of outstandings at June 30, 2003 and at year-end 2002, respectively.

     Delinquency rates on Consumer Finance financing receivables were 5.81% at June 30, 2003 and 5.58% at year-end 2002, on a managed basis. Delinquency rates on Commercial Finance equipment loans and leases were 1.86% at June 30, 2003 and 1.71% at year-end 2002, on a managed basis.

D. Additional Considerations

Commercial Airlines

     Deteriorating aircraft utilization and pricing generally negatively affects Commercial Finance, which owned 1,189 commercial aircraft at June 30, 2003. However, despite pressure on the industry, 1,184, or 99% of its commercial aircraft were on lease. We believe, however, that the financial difficulties of our airline customers will continue to weigh on the airline industry.

     At the end of the second quarter of 2003, Commercial Finance had provided loans and leases of $27.7 billion and combined with our insurance business had $2.6 billion of investment securities related to the airline industry. In addition, Commercial Finance had funding commitments of $1.4 billion and had placed multi-year orders for various Boeing, Airbus and other aircraft with list prices totaling approximately $14.8 billion at the end of the second quarter of 2003. As of June 30, 2003, Commercial Finance held placement agreements with commercial airlines for all of the 25 aircraft scheduled for delivery over the remainder of 2003.

     UAL Corp and Air Canada, the parent companies of two of our major airline customers are experiencing significant financial difficulties and both filed for reorganization in bankruptcy. UAL Corp filed for bankruptcy protection in 2002 and Air Canada filed in Canada on April 1, 2003. At the end of the second quarter of 2003, our exposure related to these airlines amounted to $4.1 billion, including loans, leases, investment securities, and commitments. Various Boeing, Airbus and Bombardier aircraft secure substantially all of these financial exposures. Included in this exposure is a $700 million debtor-in-possession financing commitment to Air Canada. Another one of our major airline customers, US Airways Group, parent of US Airways, filed for reorganization in bankruptcy in 2002 but emerged from bankruptcy on March 31, 2003. Our financial statements include provisions for probable losses based on our best estimates of such losses.

Other Matters

     On June 25, 2003, we announced a definitive agreement to sell the Tokyo-based GE Edison Life Insurance Company and U.S. Auto and Home businesses to American International Group, Inc. for approximately $2,150 million, in cash and a pre-closing dividend of approximately $440 million. The transaction is consistent with our strategy to focus global operations on selected segments in which we see the most attractive growth and return prospects.

E. Liquidity

     The major debt-rating agencies evaluate our financial condition. Factors that are important to our rating include the following: cash generating ability – including cash generated from operating activities; earnings quality – including revenue growth and the breadth and diversity of sources of income; leverage ratios – such as debt to total capital and interest coverage; and asset utilization, including return on assets and asset turnover ratios. Considering those factors the major rating agencies continue to give the highest ratings to our debt (long term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

(23)

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

     Global commercial paper markets are also a primary source of liquidity for us. We are the most widely-held name in those markets and are the principal issuer of financial services debt. The following table shows financial services debt composition as of June 30, 2003, and December 31, 2002:
At June 30, 2003		At December 31, 2002

Senior Notes	57%	53%
Commercial Paper	25	29
Other – principally current portion of long-term debt	18	18

Total	100%	100%

     During the first half of 2003, we issued approximately $36 billion of long-term debt in U.S. and international markets. These funds were used primarily to fund maturing long-term debt, reduce the amount of commercial paper outstanding and to fund new asset growth. We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets. We anticipate issuing approximately $25 billion of additional long-term debt using both U.S. and international markets during the remainder of 2003. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

     We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but includes $56 billion of contractually committed lending agreements with highly-rated global banks and investment banks, as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets, and potential asset sales.

     We use special purpose entities (SPEs) as described in our Annual Report on Form 10-K for the year ended December 31, 2002. Receivables held by SPEs as of the end of the second quarter of 2003, and year-end 2002, were $37.2 billion and $40.5 billion, respectively. Net credit and liquidity support amounted to $25.0 billion after consideration of participated liquidity and arrangements that defer liquidity draws beyond 2003, a reduction of $1.2 billion from year-end 2002. This amount includes credit support, in which we provide recourse for a maximum of $14.2 billion of credit losses in SPEs.

Item 4. Controls and Procedures

     As required by Rule 13a-15(b), we, including the Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chairman of the Board and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), we, including the Chairman of the Board and Chief Financial Officer, also conducted an evaluation of the company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

(24)

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended June 30, 2003.

A Form 8-K was filed on April 3, 2003 under Item 9 (pursuant to Item 12), relating to a public presentation in which General Electric Company disclosed certain unaudited, estimated financial information related to the first quarter of 2003.

A Form 8-K was filed on April 10, 2003, under Item 5, setting forth portions of our 2002 Form 10-K, reflecting segment information reclassified to conform to organizational and measurement changes and setting forth 2002 unaudited financial services segment data by quarter, including the effect of financial services releveraging on the performance of business units within each segment.

(25)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation
(Registrant)

August 1, 2003 Date	/s/ Philip D. Ameen Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(26)