Form 10-Q
period 2003-09-30
GENERAL ELECTRIC CAPITAL CORP
filed 2003-10-31
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 1-6461 GENERAL ELECTRIC CAPITAL CORPORATION (Exact name of registrant as specified in its charter)

Delaware	13-150070

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Long Ridge Road, Stamford, CT	06927

(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (203) 357-4000 _______________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

At October 30, 2003, 3,985,403 shares of common stock with a par value of $4.00 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts as well as statements identified by words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" or words of similar meaning. These statements are based on our current beliefs or expectations and are inherently subject to significant uncertainties and changes in circumstances, many of which are beyond our control. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Current and Retained Earnings
General Electric Capital Corporation and consolidated affiliates

(Unaudited)
	Third quarter ended September 30		Nine months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Revenues from services (note 8)	$13,229	$11,722	$37,165	$33,330
Securitization and certain other FIN 46 entities (note 4)	325	–	325	–
Sales of goods	527	779	1,582	2,494

Total revenues	14,081	12,501	39,072	35,824

Interest	2,304	2,557	7,116	7,068
Operating and administrative	4,062	3,410	11,288	9,443
Cost of goods sold	459	673	1,361	2,237
Insurance losses and policyholder and annuity benefits	2,243	2,104	6,555	6,044
Provision for losses on financing receivables	1,023	619	2,700	2,029
Depreciation and amortization of equipment on operating leases (including buildings and equipment)	1,197	1,114	3,387	3,061
Securitization and certain other FIN 46 entities (note 4)	197	–	197	–
Minority interest in net earnings of consolidated affiliates	22	24	68	73

Total costs and expenses	11,507	10,501	32,672	29,955

Earnings before income taxes and accounting changes	2,574	2,000	6,400	5,869
Provision for income taxes	(573)	(242)	(1,177)	(934)

Earnings before accounting changes	2,001	1,758	5,223	4,935
Cumulative effect of accounting changes (notes 3 and 6)	(339)	–	(339)	(1,015)

Net earnings	1,662	1,758	4,884	3,920
Dividends	(1,933)	(565)	(2,283)	(1,552)
Retained earnings at beginning of period	29,896	24,729	27,024	23,554

Retained earnings at end of period	$29,625	$25,922	$29,625	$25,922

See "Notes to Condensed, Consolidated Financial Statements."

(3)

Condensed Statement of Financial Position
General Electric Capital Corporation and consolidated affiliates
(Dollars in millions)	September 30, 2003	December 31, 2002

(Unaudited)
Cash and equivalents	$4,930	$6,983
Investment securities	93,033	89,807
Financing receivables:
Time sales and loans, net of deferred income	159,575	141,775
Investment in financing leases, net of deferred income	57,834	58,994

	217,409	200,769
Allowance for losses on financing receivables	(6,040)	(5,447)

Financing receivables – net	211,369	195,322
Insurance receivables	12,824	14,273
Other receivables – net	16,763	16,388
Inventories	213	208
Equipment on operating leases (at cost) including buildings and equipment, less accumulated amortization of $14,662 and $13,407	35,289	35,060
Intangible assets	21,518	20,916
Securitization and certain other FIN 46 entities (note 4)	30,722	–
Assets held for sale (note 7)	2,870	–
Other assets	60,372	60,485

Total assets	$489,903	$439,442

Short-term borrowings	$115,971	$122,745
Long-term borrowings
Senior	155,208	137,893
Subordinated	1,083	965
Insurance liabilities, reserves and annuity benefits	99,047	99,537
Securitization and certain other FIN 46 entities (note 4)	30,047	–
Liabilities associated with assets held for sale (note 7)	939	–
All other liabilities	31,371	26,169
Deferred income taxes	10,292	10,546

Total liabilities	443,958	397,855

Minority interest in equity of consolidated affiliates	2,126	1,834

Accumulated gains (losses) – net(a)
Investment securities	1,238	1,030
Currency translation adjustments	409	(591)
Derivatives qualifying as hedges	(1,701)	(1,959)

Capital stock	19	18
Additional paid-in capital	14,229	14,231
Retained earnings	29,625	27,024

Total shareowner's equity	43,819	39,753

Total liabilities and equity	$489,903	$439,442

(a) The sum of accumulated gains (losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $(54) million and $(1,520) million at September 30, 2003 and December 31, 2002, respectively.

See "Notes to Condensed, Consolidated Financial Statements."

(4)

Condensed Statement of Cash Flows
General Electric Capital Corporation and consolidated affiliates
	Nine months ended September 30 (Unaudited)

(Dollars in millions)	2003	2002

Cash Flows – Operating Activities
Net earnings	$4,884	$3,920
Adjustments to reconcile net earnings to cash provided from operating activities
Cumulative effect of accounting changes	339	1,015
Provision for losses on financing receivables	2,700	2,029
Depreciation and amortization of equipment on operating leases (including buildings and equipment)	3,387	3,061
Increase in accounts payable	2,916	195
Increase in insurance liabilities, reserves and annuity benefits	875	4,210
Securitization and certain other FIN 46 entities	131	–
All other operating activities	1,500	1,550

Cash from operating activities	16,732	15,980

Cash Flows – Investing Activities
Increase in loans to customers	(164,832)	(133,654)
Principal collections from customers – loans	157,194	127,306
Investment in equipment for financing leases	(15,050)	(14,904)
Principal collections from customers – financing leases	16,577	12,493
Net change in credit card receivables	1,835	(3,071)
Equipment on operating leases (including buildings and equipment):
– additions	(4,964)	(7,193)
– dispositions	3,919	4,614
Payments for principal businesses purchased, net of cash acquired	(9,167)	(5,517)
Purchases of securities by insurance and annuity businesses	(29,616)	(36,781)
Dispositions of securities by insurance and annuity businesses	28,122	28,275
Securitization and certain other FIN 46 entities	5,311	–
All other investing activities	(3,852)	(1,924)

Cash used for investing activities	(14,523)	(30,356)

Cash Flows – Financing Activities
Net decrease in borrowings (maturities 90 days or less)	(10,602)	(39,338)
Newly issued debt – short-term (91-365 days)	1,162	2,115
Newly issued debt – long-term senior	43,896	75,129
Proceeds – non-recourse, leveraged lease debt	375	788
Repayments and other reductions – short-term (91-365 days)	(27,813)	(21,139)
Repayments and other reductions – long-term senior debt	(2,915)	(3,681)
Principal payments – non-recourse, leveraged lease debt	(585)	(286)
Proceeds from sales of investment contracts	11,725	6,175
Cash acquired in assumption of liabilities for policyholder benefits	–	2,406
Redemption of investment contracts	(11,769)	(5,065)
Dividends paid	(2,283)	(1,552)
Securitization and certain other FIN 46 entities	(5,442)	–

Cash from (used for) financing activities	(4,251)	15,552

Increase (decrease) in cash and equivalents	(2,042)	1,176

Cash and equivalents at beginning of year	6,983	6,784

Cash and equivalents at September 30 (a)	$4,941	$7,960

(a) Cash and equivalents at September 30, 2003 includes $11 million of cash classified as assets held for sale in the Condensed Statement of Financial Position (see note 7).

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

     3. We adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities on July 1, 2003, one quarter earlier than required, and consequently consolidated certain entities in our financial statements for the first time. Several factors that distinguish these entities from others included in our consolidated statements follow:

  The assets in FIN 46 entities were often acquired from us, normally with financial support. While the nature of that support differs from entity to entity, it is generally the reason that consolidation is required under FIN 46.

  The assets we sold to FIN 46 entities remain legally isolated and our use of the assets is often restricted.

  Liabilities of FIN 46 entities generally are not our legal obligations, but will be repaid with cash flows generated by the related assets.

     New balance sheet captions, "Securitization and certain other FIN 46 entities," included $36.3 billion of assets and $35.8 billion of liabilities at transition. Because we have stopped transferring assets to these entities, balances will decrease as the assets repay. Also, investment securities and other receivables included an additional $14.1 billion and $1.0 billion, respectively, at transition for investment securities related to guaranteed investment contracts (GICs) issued by Trinity, a group of sponsored special purpose entities. We plan to continue issuing GICs from Trinity; therefore, we have displayed these investment securities and related GIC liabilities in investment securities and insurance liabilities, reserves and annuity benefits, consistent with the display of assets and liabilities associated with GICs issued by certain of our Insurance businesses. Accrued interest on these investment securities of $0.7 billion is reported in other receivables.

(6)

     Our July 1, 2003, consolidation of FIN 46 entities resulted in a $339 million after-tax accounting charge to our third quarter net earnings. This charge resulted from several factors. For FIN 46 entities consolidated based on carrying amounts, the effect of changes in interest rates resulted in transition losses on interest rate swaps that did not qualify for hedge accounting before transition. Losses also arose from the FIN 46 requirement to record carrying amounts of assets in certain FIN 46 entities as if those entities had always been consolidated, requiring us to eliminate certain previously recognized income. For certain other FIN 46 entities that we first consolidated at their July 1, 2003, fair values, we recognized a loss on consolidation because: (i) declines in market interest rates caused a decline in the fair value of certain interest rate swaps (swaps that successfully converted commercial paper to the equivalent of fixed rate debt), and (ii) the fair value of commercial paper plus minority interests exceeded independently appraised fair values of related assets.

     We believe that cash flows from the income-producing assets will be sufficient to repay the related debt and other obligations in all FIN 46 entities. We do not expect that the consolidation of FIN 46 entities will have significant effects on future results of operations. See note 4.

     FIN 46 has been the subject of significant continuing interpretation by the FASB, and changes to its complex requirements appear likely before the end of 2003. In addition, the FASB is proposing to amend certain requirements of Statement of Financial Accounting Standards (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and those changes may be retroactive, having the effect of reversing certain prior securitization transactions. No exposure drafts related to these proposals have been issued, and it is not possible to conclude whether such changes would be likely to affect the amounts we have recorded.

     In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had an inconsequential effect on our financial position as of September 30, 2003, and our results of operations for the third quarter and nine months ended September 30, 2003.

(7)

     4. The following tables provide supplemental information about revenues, expenses, assets, liabilities and cash flows associated with entities that were newly consolidated under FIN 46 in the balance sheet captions "Securitization and certain other FIN 46 entities."
(Dollars in millions)	Third quarter and nine months ended September 30, 2003

Revenues
Interest on time sales and loans	$211
Financing leases	86
Other	28

Total	$325

Expenses
Interest	$197

Total	$197

(Dollars in millions)	At September 30, 2003

Assets
Cash	$623
Investment securities	1,648
Financing receivables(a)	25,879
Other	2,572

Total	$30,722

Liabilities
Commercial paper	$29,115
Other	932

Total	$30,047

(a) Includes $1.0 billion of retained interests in securitized assets now consolidated

(Dollars in millions)	Nine months ended September 30, 2003

Cash Flows – Investing activities
Collections	$5,311

Total	$5,311

Cash Flows – Financing activities
Newly issued debt	$89,915
Repayments and other reductions	(95,357)

Total	$(5,442)

(8)

     5. At September 30, 2003, assets in entities that were either sponsored by us or to which we provided financial support amounted to $33.6 billion, compared with $40.5 billion at December 31, 2002. Of that amount, at September 30, 2003, the balance sheet caption "Securitization and certain other FIN 46 entities" contained $30.7 billion of these assets; another $2.9 billion remained off-balance sheet. In addition, we engage in transactions with unconsolidated entities that we neither sponsor nor support. These include transactions with master trusts and other entities used for term securitizations, as well as transactions with commercial paper issuers (conduits) sponsored by third parties. At December 31, 2002, assets in these entities, nearly all of which were qualifying special purpose entities, amounted to $9.0 billion. We will continue to engage in transactions that involve both third party conduits and public market term securitizations.

     The most meaningful analysis of securitization activity before FIN 46 adoption (primarily conducted through sponsored and supported entities) and activity subsequent to that adoption, is a comparison of total securitized assets, as follows:

(Dollars in millions)	At September 30, 2003	At December 31, 2002

Receivables secured by:
Equipment	$15,260	$13,926
Commercial real estate	15,199	12,482
Other assets	9,304	12,000
Credit card receivables	7,976	10,466
Trade receivables	94	693

Total securitized assets	$47,833	$49,567

Assets in securitization and certain other FIN 46 entities	$30,722	$–
Off-balance sheet (a)
Sponsored and supported	2,916	40,536
Other	14,195	9,031

Total securitized assets (b)	$47,833	$49,567

(a)     Liabilities for recourse obligations related to off-balance sheet assets were $80 million and $261 million at September 30, 2003 and December 31, 2002, respectively.

(b)     Net credit and liquidity support for securitized assets was $23.6 billion and $26.2 billion at September 30, 2003, and December 31, 2002, respectively.

     In addition to the foregoing, we retain mortgage servicing rights related to an amortizing pool of mortgages associated with a business that we decided to exit in 2000. We have not added new volume since the decision to exit and our exposure to these mortgages is limited to the net carrying value of our servicing assets, $134 million as of September 30, 2003.

(9)

     6. SFAS 142, Goodwill and Other Intangible Assets, became effective for us in 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002.

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

     The result of testing goodwill impairment in accordance with SFAS 142, as of January 1, 2002, was a non-cash charge of $1,204 million ($1,015 million after tax), which is reported in the caption "Cumulative effect of accounting changes." Substantially all of the charge relates to the IT Solutions business and the GE Auto and Home business, a direct subsidiary of GE Financial Assurance, which was divested in 2003. Factors contributing to the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. No impairment charge had been required under our previous goodwill impairment policy, which was based on undiscounted cash flows.

Goodwill

     Goodwill balances follow:
(Dollars in millions)	Commercial Finance	Consumer Finance	Equipment Management	Insurance	All Other GECS and eliminations	Total

Balance, December 31, 2002	$7,987	$5,562	$1,242	$4,176	$(1,568)	$17,399
Acquisitions/purchase accounting adjustments	107	1,237	–	–	–	1,344
Foreign exchange and other	40	378	(60)	(152)	(31)	175

Balance, September 30, 2003	$8,134	$7,177	$1,182	$4,024	$(1,599)	$18,918

     The amount of goodwill related to new acquisitions recorded during 2003 was $1,179 million, the largest of which was First National Bank ($680 million) by Consumer Finance.  The amount of goodwill related to purchase accounting adjustments during 2003 was $165 million, primarily associated with the 2002 acquisitions of Australian Guarantee Corporation at Consumer Finance and Security Capital Group at Commercial Finance. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with

(10)

implications for the price of the acquisition), then to adjust the acquired company's policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

Intangibles Subject To Amortization
	At September 30, 2003			At December 31, 2002

(Dollars in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Present value of future profits (PVFP)	$4,085	$(2,803)	$1,282	$4,754	$(2,676)	$2,078
Capitalized software	1,297	(613)	684	1,269	(499)	770
Servicing assets (a)	3,531	(3,368)	163	3,580	(3,238)	342
Patents, licenses and other	1,031	(560)	471	826	(499)	327

Total	$9,944	$(7,344)	$2,600	$10,429	$(6,912)	$3,517

(a) Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $17 billion and $33 billion at September 30, 2003 and December 31, 2002, respectively.

     Amortization expense related to amortizable intangible assets for the third quarters ended September 30, 2003 and 2002, was $201 million and $506 million, respectively. Amortization expense related to amortizable intangible assets for the first nine months ended September 30, 2003 and 2002, was $628 million and $1,195 million, respectively. The decrease in 2003 amortization expense reflected the planned run down of a liquidating servicing portfolio.

PVFP

     The net PVFP balances follow:
	Nine months ended September 30

(Dollars in millions)	2003	2002

Balance, January 1	$2,078	$2,033
Acquisitions	–	265
Dispositions	(574)	–
Accrued interest (a)	46	52
Amortization	(221)	(239)
Other	(47)	21

Balance, September 30	$1,282	$2,132

(a) Interest was accrued at a rate of 3.7% and 3.5% for the first nine months ended September 30, 2003 and 2002, respectively.

(11)

Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the nine months ended September 30, 2003 and 2002.

     The estimated percentage of the December 31, 2002, net PVFP balance (adjusted for divested businesses) to be amortized over each of the next five years follows.

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

     7. In August 2003, we completed the previously announced sale of our Tokyo-based GE Edison Life Insurance Company (GE Edison Life) and the U.S. Auto and Home businesses to American International Group, Inc. for approximately $2,150 million in cash following a pre-closing dividend. Before taxes and transaction costs, we realized a gain of $641million ($260 million after taxes and transaction costs) on the sale of GE Edison Life, reported in the Insurance segment, and a gain of $54 million ($12 million after taxes and transaction costs) on the sale of the U.S. Auto and Home business, reported in All Other GECS. These gains are reported in revenues from services, other income; see note 8.

     On August 4, 2003, we announced a definitive agreement to sell a controlling interest in Financial Guaranty Insurance Company (FGIC) for cash of $1,600 million following a pre-closing dividend. After the sale, we will hold $235 million as the sole investor in FGIC convertible preferred stock as well as $65 million in FGIC common stock, about 4.5% of outstanding common shares. The transaction should close in the fourth quarter, subject to regulatory approvals. At September 30, 2003, we reported FGIC as "held for sale" as follows: FGIC assets, almost entirely investment securities, amounted to $2,870 million (net of provision for losses); FGIC liabilities, mostly insurance reserves, amounted to $939 million; and equity, substantially all unrealized gains on investment securities, amounted to approximately $31 million. Our estimated loss, $182 million before tax, is reported in revenues from services, other income; see note 8.

(12)

     8. GECC revenues from services are summarized in the following table:
	Third quarter ended September 30		Nine months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Revenues from services
Premiums earned by insurance businesses	$2,143	$2,246	$6,757	$6,362
Interest on time sales and loans	4,351	3,839	12,497	10,628
Operating lease rentals	1,741	1,792	5,220	5,045
Investment income	1,300	1,024	3,661	3,182
Financing leases	991	1,075	2,985	3,199
Fees	601	736	2,030	1,743
Other income	2,102	1,010	4,015	3,171

Total	$13,229	$11,722	$37,165	$33,330

     9. A summary of increases/(decreases) in shareowner's equity that did not result directly from transactions with shareowners, net of income taxes, follows:
	Third quarter ended September 30		Nine months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Net earnings	$1,662	$1,758	$4,884	$3,920
Investment securities – net changes in value	(2,541)	1,181	208	1,696
Currency translation adjustments – net	304	154	1,000	46
Derivatives qualifying as hedges – net changes in value	1,191	(632)	258	(1,048)

Total	$616	$2,461	$6,350	$4,614

(13)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

In the accompanying analysis of financial information, we sometimes refer to information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in financial statements. Certain of this information is considered "non-GAAP financial measures" under Securities and Exchange Commission rules; those rules require the supplemental explanation and reconciliation provided in Exhibit 99 to this Form 10-Q report.

A. Results of Operations – Third Quarter of 2003 Compared with Third Quarter of 2002

     Earnings before accounting changes (discussed in note 3 to the condensed, consolidated financial statements) for the third quarter of 2003 were $2,001 million, a $243 million (14%) increase over the third quarter of 2002. Consumer Finance achieved a double-digit earnings growth rate during the third quarter of 2003.

     Acquisitions contributed $79 million to earnings in the third quarter of 2003, compared with approximately $83 million in the comparable 2002 period. For purposes of this discussion, only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

     Total revenues increased $1,580 million (13%) to $14,081 million for the third quarter of 2003, compared with $12,501 million for the third quarter of 2002. The increase resulted primarily from gains on sale of GE Edison Life and the U.S. Auto and Home business, and the Home Depot private-label credit card receivables. Also contributing to the increase were the net effects of foreign currency translation, acquisitions primarily at Consumer Finance and Commercial Finance, and the effects of the adoption of FIN 46. These increases were partially offset by product line and geographic market exits at IT Solutions and lower securitization gains at Consumer Finance and Commercial Finance.

     Interest expense on borrowings for the third quarter of 2003, was $2,304 million, 10% lower than third quarter of 2002. The decrease reflected the effects of lower interest rates partially offset by the effects of higher average borrowings used to finance asset growth. The average composite interest rate on our borrowings for the third quarter of 2003 was 3.43% compared with 4.19% in the third quarter of 2002.

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

     Provision for income taxes was $573 million for the third quarter of 2003, (an effective tax rate of 22.3%), compared with $242 million for the third quarter of 2002 (an effective tax rate of 12.1%). The higher effective tax rate primarily reflected the effects of the sale of the GE Edison Life and the U.S. Auto and Home business and the absence of a current year counterpart to the 2002 tax settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts.

(14)

Operating Segments

     Following is a summary of segment results for General Electric Capital Services, Inc. (GECS), the sole owner of the common stock of GECC, with a reconciliation to the GECC-only results, for the third quarters ended September 30, 2003 and 2002. The most significant component of these reconciliations is the exclusion from the Insurance segment at the GECC level of the results of GE Global Insurance Holding (principally Employers Reinsurance Corporation – ERC), which is not a subsidiary of GECC but is a direct subsidiary of GECS.

  Consolidated

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
Commercial Finance	$4,750	$4,522
Consumer Finance	3,499	2,701
Equipment Management	1,136	1,207
Insurance	6,824	6,197
All Other GECS	798	488

Total revenues	17,007	15,115
Revenues not included in GECC	(2,926)	(2,614)

Total revenues as reported in GECC	$14,081	$12,501

Net earnings
Commercial Finance	$1,001	$879
Consumer Finance	595	467
Equipment Management	48	83
Insurance	604	327
All Other GECS	(41)	(205)

Total earnings before accounting changes	2,207	1,551
Earnings not included in GECC	(206)	207

Total earnings in GECC before accounting changes	2,001	1,758
Cumulative effect of accounting changes	(339)	–

Total net earnings as reported in GECC	$1,662	$1,758

     Following is a discussion of revenues and net earnings from operating segments for the third quarters of 2003 and 2002.

(15)

  Commercial Finance

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
Commercial Equipment Financing	$1,093	$1,147
Real Estate	710	543
Corporate Financial Services(a)	634	615
Structured Finance	340	323
Aviation Services	711	741
Vendor Financial Services	1,084	974
Healthcare Financial Services	179	170
Other Commercial Finance	(1)	9

Total revenues	4,750	4,522
Commercial Finance not included in GECC	(95)	(10)

Total revenues in GECC	$4,655	$4,512

GECC net revenues
Total revenues	$4,655	$4,512
Interest expense	1,343	1,483

Total net revenues	$3,312	$3,029

Net earnings
Commercial Equipment Financing	$197	$166
Real Estate	255	187
Corporate Financial Services	185	208
Structured Finance	163	124
Aviation Services	97	133
Vendor Financial Services	122	87
Healthcare Financial Services	38	31
Other Commercial Finance	(56)	(57)

Total net earnings	1,001	879
Commercial Finance not included in GECC	(44)	14

Total net earnings in GECC	$957	$893

(a) The Commercial Finance or CF business until we renamed it on January 1, 2003.

(16)

	At

	9/30/03	9/30/02	12/31/02

Total assets
Commercial Equipment Financing	$50,879	$49,782	$51,757
Real Estate	27,336	29,273	29,522
Corporate Financial Services	28,502	26,188	26,897
Structured Finance	20,106	17,514	19,293
Aviation Services	32,399	28,741	30,512
Vendor Financial Services	24,522	22,272	25,518
Healthcare Financial Services	8,502	7,324	7,905
Other Commercial Finance	1,308	2,260	2,841

Total assets	193,554	183,354	194,245
Commercial Finance not included in GECC	(35)	(690)	(985)

Total assets in GECC	$193,519	$182,664	$193,260

GECC financing receivables – net	$125,353	$117,866	$126,147

Commercial Finance revenues and net earnings increased 5% and 14%, respectively, compared with the third quarter of 2002. The increase in revenues resulted primarily from acquisitions at Vendor Financial Services and higher investment gains at Real Estate, partially offset by lower securitization gains at Commercial Equipment Financing. The increase in net earnings resulted primarily from higher investment gains at Real Estate, acquisitions at Vendor Financial Services and growth in lower taxed earnings from international operations, partially offset by lower securitization gains at Commercial Equipment Financing and commercial aircraft impairments at Aviation Services.

(17)

  Consumer Finance

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
Global Consumer Finance	$2,208	$1,789
Card Services	1,291	912

Total revenues	3,499	2,701
Consumer Finance not included in GECC	(127)	(53)

Total revenues in GECC	$3,372	$2,648

GECC net revenues
Total revenues	$3,372	$2,648
Interest expense	683	569

Total net revenues	$2,689	$2,079

Net earnings
Global Consumer Finance	$354	$343
Card Services	266	148
Other Consumer Finance	(25)	(24)

Total net earnings	595	467
Consumer Finance not included in GECC	(64)	(6)

Total net earnings in GECC	$531	$461

	At

	9/30/03	9/30/02	12/31/02

Total assets
Global Consumer Finance	$78,614	$54,968	$58,310
Card Services	18,023	17,759	18,655

Total assets	96,637	72,727	76,965
Consumer Finance not included in GECC	(845)	(333)	(1,080)

Total assets in GECC	$95,792	$72,394	$75,885

GECC financing receivables – net	$81,001	$60,118	$62,646

Consumer Finance revenues and net earnings increased 30% and 27%, respectively, compared with the third quarter of 2002. The increase in revenues resulted primarily from acquisitions, the gain on sale of Home Depot private label credit card receivables, the net effects of foreign currency translation and origination growth. The increase in net earnings resulted from the gain on sale of Home Depot private label credit card receivables and acquisitions, partially offset by lower securitization gains at Card Services and increased reserve requirements.

(18)

  Equipment Management

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
Equipment Management total revenues	$1,136	$1,207
Equipment Management not included in GECC	2	(14)

Total revenues in GECC	$1,138	$1,193

GECC net revenues
Total revenues	$1,138	$1,193
Interest expense	173	201

Total net revenues	$965	$992

Net earnings
Equipment Management total net earnings	$48	$83
Equipment Management not included in GECC	–	2

Total net earnings in GECC	$48	$85

	At

	9/30/03	9/30/02	12/31/02

Total assets
Equipment Management total assets	$23,802	$24,923	$25,222
Equipment Management not included in GECC	150	55	57

Total assets in GECC	$23,952	$24,978	$25,279

Equipment leased to others	$10,997	$11,026	$11,285

Equipment Management revenues and net earnings decreased 6% and 42%, respectively, compared with the third quarter of 2002. The decrease in revenues was primarily attributable to lower asset utilization, lower price and lower gains on asset sales related to continued defleeting activities, partially offset by the net effects of foreign currency translation. The decrease in net earnings was primarily attributable to lower asset utilization, lower price and lower gains on asset sales, partially offset by lower taxes.

(19)

  Insurance

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
GE Financial Assurance	$3,753	$3,209
Mortgage Insurance	317	265
GE Global Insurance Holding (ERC)	2,886	2,585
Other Insurance	(132)	138

Total revenues	6,824	6,197
Insurance not included in GECC	(2,878)	(2,554)

Total revenues in GECC	$3,946	$3,643

Net earnings
GE Financial Assurance	$376	$260
Mortgage Insurance	127	142
GE Global Insurance Holding (ERC)	120	(143)
Other Insurance	(19)	68

Total net earnings	604	327
Insurance not included in GECC	(136)	132

Total net earnings in GECC	$468	$459

Insurance revenues and net earnings increased 10% and 85%, respectively, compared with the third quarter of 2002. The increase in revenues resulted primarily from the gain on sale of GE Edison Life at GE Financial Assurance, the net effects of foreign currency translation and growth in premium revenues. ERC's growth in premium revenues associated with price increases was partially offset by volume declines associated with the more restrictive underwriting. The increase in net earnings resulted primarily from lower adverse development at ERC, the gain on sale of GE Edison Life, the net effects of foreign currency translation and growth in premium revenues. The net earnings comparison was also affected by the favorable 2002 tax settlement with the Internal Revenue Service for treatment of certain reserves for obligations to policyholders on life insurance contracts. The increase in revenues and net earnings was also partially offset by an impairment charge resulting from the planned sale of FGIC.

(20)

  All Other GECS

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
IT Solutions	$124	$501
GE Equity	(2)	(206)
Other – All Other GECS	676	193

Total revenues	798	488
All Other GECS not included in GECC	172	17

Total revenues in GECC	$970	$505

Net earnings
IT Solutions	$(2)	$(8)
GE Equity	(20)	(166)
Other – All Other GECS	(19)	(31)

Total net earnings	(41)	(205)
All Other GECS not included in GECC	38	65

Total net earnings in GECC	$(3)	$(140)

All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

     Three factors explain these results:

  IT Solutions – Revenues and net earnings reflected lower volume attributable to market conditions and product line and geographic market exits.

  GE Equity – GE Equity manages equity investments in early-stage, early growth, and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the third quarter of 2003 reflected lower losses on investments. GE Equity ceased making new investments in the fourth quarter of 2002, but continues to provide financial support to companies in its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.

  Other – All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment-aligned operations. The most significant of these activities were the consolidation of certain entities in our financial statements as a result of our July 1, 2003, adoption of FIN 46; Auto Financial Services; and the U.S. Auto and Home business, which was divested during the third quarter of 2003.

(21)

B. Results of Operations – First Nine Months of 2003 Compared with First Nine Months of 2002

     Earnings before accounting changes (discussed in notes 3 and 6 to the condensed, consolidated financial statements) for the first nine months of 2003 were $5,223 million, a $288 million (6%) increase over the first nine months of 2002. Two of our four businesses – Commercial Finance and Consumer Finance – achieved double-digit earnings growth rates.

     Acquisitions contributed $228 million to earnings in the first nine months of 2003, compared with approximately $400 million in the comparable 2002 period. For purposes of this discussion, only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

     Total revenues increased $3,248 million (9%) to $39,072 million for the first nine months of 2003, compared with $35,824 million for the first nine months of 2002. The increase resulted primarily from the net effects of foreign currency translation and from acquisitions, primarily at Consumer Finance and Commercial Finance. Also contributing to the increase was Insurance (higher premium growth in gain in sales GE Edison Life and the U.S. Auto and Home business); gain on sale of the Home Depot private-label credit card receivables; and the effects of adopting FIN 46. These increases were partially offset by product line and geographic market exits at IT Solutions and lower securitization gains at Consumer Finance.

     Interest expense on borrowings for the first nine months of 2003, was $7,116 million, 1% higher than the first nine months of 2002. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower market interest rates. The average composite interest rate on our borrowings for the first nine months of 2003 was 3.57% down from 4.08% in the first nine months of 2002.

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

     Provision for income taxes was $1,177 million for the first nine months of 2003 (an effective tax rate of 18.4%), compared with $934 million for the first nine months of 2002 (an effective tax rate of 15.9%). The higher effective tax rate primarily reflected the effects of the sale of the GE Edison Life and the U.S. Auto and Home business and the absence of a current year counterpart to the 2002 favorable tax settlements with the Internal Revenue Service.

(22)

Operating Segments

     Following is a summary of segment results for General Electric Capital Services, Inc. (GECS), the sole owner of the common stock of GECC, with a reconciliation to the GECC-only results, for the nine months ended September 30, 2003 and 2002. The most significant component of these reconciliations is the exclusion from the Insurance segment at the GECC level of the results of GE Global Insurance Holding (principally Employers Reinsurance Corporation – ERC), which is not a subsidiary of GECC but is a direct subsidiary of GECS.

  Consolidated

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
Commercial Finance	$13,824	$12,942
Consumer Finance	9,304	7,536
Equipment Management	3,407	3,531
Insurance	19,984	17,228
All Other GECS	1,242	1,872

Total revenues	47,761	43,109
Revenues not included in GECC	(8,689)	(7,285)

Total revenues as reported in GECC	$39,072	$35,824

Net earnings
Commercial Finance	$2,632	$2,334
Consumer Finance	1,655	1,431
Equipment Management	131	225
Insurance	1,624	938
All Other GECS	(563)	(393)

Total earnings before accounting changes	5,479	4,535
Earnings not included in GECC	(256)	400

Total earnings in GECC before accounting changes	5,223	4,935
Cumulative effect of accounting changes	(339)	(1,015)

Total net earnings as reported in GECC	$4,884	$3,920

     Following is a discussion of revenues and net earnings from operating segments for the first nine months of 2003 and 2002.

(23)

  Commercial Finance

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
Commercial Equipment Financing	$3,259	$3,209
Real Estate	1,912	1,536
Corporate Financial Services(a)	1,760	1,779
Structured Finance	961	915
Aviation Services	2,135	1,992
Vendor Financial Services	3,246	3,008
Healthcare Financial Services	543	471
Other Commercial Finance	8	32

Total revenues	13,824	12,942
Commercial Finance not included in GECC	(237)	(114)

Total revenues in GECC	$13,587	$12,828

GECC net revenues
Total revenues	$13,587	$12,828
Interest expense	4,162	4,232

Total net revenues	$9,425	$8,596

Net earnings
Commercial Equipment Financing	$515	$473
Real Estate	719	495
Corporate Financial Services	465	459
Structured Finance	380	382
Aviation Services	358	352
Vendor Financial Services	279	237
Healthcare Financial Services	106	88
Other Commercial Finance	(190)	(152)

Total net earnings	2,632	2,334
Commercial Finance not included in GECC	(75)	(19)

Total net earnings in GECC	$2,557	$2,315

(a) The Commercial Finance or CF business until we renamed it on January 1, 2003.

(24)

	At

	9/30/03	9/30/02	12/31/02
Total assets
Commercial Equipment Financing	$50,879	$49,782	$51,757
Real Estate	27,336	29,273	29,522
Corporate Financial Services	28,502	26,188	26,897
Structured Finance	20,106	17,514	19,293
Aviation Services	32,399	28,741	30,512
Vendor Financial Services	24,522	22,272	25,518
Healthcare Financial Services	8,502	7,324	7,905
Other Commercial Finance	1,308	2,260	2,841

Total assets	193,554	183,354	194,245
Commercial Finance not included in GECC	(35)	(690)	(985)

Total assets in GECC	$193,519	$182,664	$193,260

GECC financing receivables – net	$125,353	$117,866	$126,147

Commercial Finance revenues and net earnings increased 7% and 13%, respectively, compared with the first nine months of 2002. The increase in revenues resulted primarily from acquisitions across substantially all businesses, higher investment gains primarily at Real Estate, and origination growth. The increase in net earnings resulted primarily from acquisitions across substantially all businesses, origination growth, higher investment gains primarily at Real Estate and growth in lower taxed earnings from international operations, partially offset by commercial aircraft impairments at Aviation Services.

(25)

  Consumer Finance

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
Global Consumer Finance	$6,125	$4,759
Card Services	3,179	2,777

Total revenues	9,304	7,536
Consumer Finance not included in GECC	(46)	(276)

Total revenues in GECC	$9,258	$7,260

GECC net revenues
Total revenues	$9,258	$7,260
Interest expense	1,925	1,527

Total net revenues	$7,333	$5,733

Net earnings
Global Consumer Finance	$1,110	$971
Card Services	619	532
Other Consumer Finance	(74)	(72)

Total net earnings	1,655	1,431
Consumer Finance not included in GECC	54	(62)

Total net earnings in GECC	$1,709	$1,369

	At

	9/30/03	9/30/02	12/31/02

Total assets
Global Consumer Finance	$78,614	$54,968	$58,310
Card Services	18,023	17,759	18,655

Total assets	96,637	72,727	76,965
Consumer Finance not included in GECC	(845)	(333)	(1,080)

Total assets in GECC	$95,792	$72,394	$75,885

GECC financing receivables – net	$81,001	$60,118	$62,646

Consumer Finance revenues and net earnings increased 23% and 16%, respectively, compared with the first nine months of 2002. The increase in revenues resulted primarily from acquisitions, the net effects of foreign currency translation, origination growth and the gain on sale of Home Depot private label credit card receivables, partially offset by lower securitization activity at Card Services. The increase in net earnings resulted from growth in lower taxed earnings from international operations, the gain on sale of Home Depot private label credit card receivables, acquisitions, the net effects of foreign currency translation and origination growth. These increases were partially offset by lower securitization activity at Card Services and increased reserve requirements.

(26)

  Equipment Management

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
Equipment Management total revenues	$3,407	$3,531
Equipment Management not included in GECC	2	(42)

Total revenues in GECC	$3,409	$3,489

GECC net revenues
Total revenues	$3,409	$3,489
Interest expense	557	611

Total net revenues	$2,852	$2,878

Net earnings
Equipment Management total net earnings	$131	$225
Equipment Management not included in GECC	–	7

Total net earnings in GECC	$131	$232

	At

	9/30/03	9/30/02	12/31/02

Total assets
Equipment Management total assets	$23,802	$24,923	$25,222
Equipment Management not included in GECC	150	55	57

Total assets in GECC	$23,952	$24,978	$25,279

GECC equipment leased to others	$10,997	$11,026	$11,285

Equipment Management revenues and net earnings decreased 4% and 42%, respectively, compared with the first nine months of 2002. The decrease in revenues resulted primarily from lower asset utilization, lower price and lower gains on asset sales related to continued defleeting activities, partially offset by the net effects of foreign currency translation. The decrease in net earnings resulted primarily from lower asset utilization, lower price and lower gains on asset sales, partially offset by lower taxes.

(27)

  Insurance

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
GE Financial Assurance	$10,340	$9,009
Mortgage Insurance	889	801
GE Global Insurance Holding (ERC)	8,644	7,068
Other Insurance	111	350

Total revenues	19,984	17,228
Insurance not included in GECC	(8,599)	(6,926)

Total revenues in GECC	$11,385	$10,302

Net earnings
GE Financial Assurance	$780	$632
Mortgage Insurance	376	413
GE Global Insurance Holding (ERC)	360	(285)
Other Insurance	108	178

Total net earnings	1,624	938
Insurance not included in GECC	(353)	286

Total net earnings in GECC	$1,271	$1,224

Insurance revenues and net earnings increased 16% and 73%, respectively, compared with the first nine months of 2002. The increase in revenues resulted primarily from adjustments in 2002 to estimates of prior-year loss events at ERC, the gain on sale of GE Edison Life at GE Financial Assurance, growth in premium revenues, the net effects of foreign currency translation and higher investment gains. The growth in premium revenues was primarily attributable to the combination of price increases at ERC, origination volume at GE Financial Assurance and post acquisition revenues from acquired businesses, partially offset by a decrease in premium volume resulting from the more restrictive underwriting at ERC. The higher investment gains primarily attributable to other-than-temporary impairments recognized in 2002, primarily related to WorldCom, Inc. bonds. The increase in net earnings resulted primarily from 2002 adjustments to estimates of prior-year loss events and lower adverse development at ERC, the gain on sale of GE Edison Life, growth in premium revenues, the net effects of foreign currency translation and higher investment gains. The increase in net earnings was partially offset by the absence of a current year counterpart to the favorable 2002 tax settlement with the Internal Revenue Service regarding treatment of certain reserves for obligations to policyholders on life insurance contracts. The increase in revenues and net earnings was also partially offset by an impairment charge resulting from the planned sale of FGIC.

(28)

  All Other GECS

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
IT Solutions	$368	$1,469
GE Equity	(175)	(348)
Other – All Other GECS	1,049	751

Total revenues	1,242	1,872
All Other GECS not included in GECC	191	73

Total revenues in GECC	$1,433	$1,945

Net earnings
IT Solutions	$(43)	$(20)
GE Equity	(167)	(320)
Other – All Other GECS	(353)	(53)

Total net earnings	(563)	(393)
All Other GECS not included in GECC	118	188

Total net earnings in GECC	$(445)	$(205)

All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

     Three factors explain these results:

  IT Solutions – Revenues and net earnings decreased as a result of lower volume attributable to market conditions and product line and geographic market exits.

  GE Equity – GE Equity manages equity investments in early-stage, early growth, and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the first nine months of 2003 reflected lower losses on investments. GE Equity ceased making new investments in the fourth quarter of 2002, but continues to provide financial support to companies in its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.

  Other – All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment-aligned operations. The most significant of these activities were the consolidation of certain entities in our financial statements as a result of our July 1, 2003, adoption of FIN 46; Auto Financial Services; and the U.S. Auto and Home business, which was divested during the third quarter of 2003.

(29)

C. Statement of Financial Position

Following is an analysis of the principle changes in our financial position at September 30, 2003.

Investment securities comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $93.0 billion at September 30, 2003, compared with $89.8 billion at December 31, 2002. The increase of $3.2 billion was primarily the result of $13.9 billion of investment securities held by Trinity, a group of sponsored special purpose entities. The increase was also attributable to the investment of premiums received, reinvestment of investment income and the positive performance of the equity and debt markets, net of impairments and losses, partially offset by the sale of GE Edison Life and the U.S. Auto and Home business, and the reclassification of $2.8 billion of investments to assets held for sale related to FGIC.

    We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at the end of the third quarter of 2003, approximately $105 million of portfolio value is at risk of being charged to earnings in the next 12 months. Impairment losses recognized for the first nine months of 2003 were $351 million.

    Gross unrealized gains and losses were $3.8 billion and $1.4 billion, respectively, at September 30, 2003 compared with $3.8 billion and $2.1 billion, respectively, at December 31, 2002, reflecting broad market improvement in 2003. We estimate that available gains, net of resulting impairment of insurance intangible assets, could be as much as $1.5 billion. The market values we use in determining unrealized gains and losses is defined by relevant accounting standards and should not be viewed as a forecast of gains or losses.

Financing Receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses increased to $217.4 billion at September 30, 2003, from $200.8 billion at December 31, 2002, as discussed in the following paragraphs. The related allowance for losses amounted to $6.0 billion at September 30, 2003, compared with $5.4 billion at December 31, 2002, representing our best estimate of probable losses inherent in the portfolio.

     A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, "delinquent" receivables are those that are 30 days or more past due, "nonearning" receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

(30)

     Commercial Finance financing receivables before allowance for losses totaled $127.7 billion at September 30, 2003, compared with $128.7 billion at December 31, 2002, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables decreased primarily as a result of securitizations and sales, partially offset by the net effects of foreign currency translation, portfolio acquisitions and origination growth. Related nonearning and reduced-earning receivables were $1.9 billion and $2.1 billion, about 1.5% and 1.7% of outstanding receivables at September 30, 2003 and December 31, 2002, respectively. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio. Gross write-offs were consistent at $0.9 billion for the first nine months of 2003 and 2002. Recoveries relating to those write-offs were consistent at $61 million for the first nine months of 2003 and 2002.

     Consumer Finance financing receivables before allowance for losses, primarily installment loans, auto loans and leases, and residential mortgages, were $84.6 billion at September 30, 2003, compared with $65.4 billion at December 31, 2002. This portfolio of receivables increased as a result of acquisitions, the net effects of foreign currency translation and origination growth, partially offset by the termination of the Home Depot private label credit card contract. Nonearning consumer receivables at September 30, 2003, were $2.3 billion, about 2.7% of outstanding receivables, compared with $1.6 billion, about 2.4% of outstanding receivables at December 31, 2002. Gross write-offs for the first nine months of 2003 were $2.1 billion compared with $1.6 billion for the first nine months of 2002. Recoveries relating to those write-offs for the first nine months of 2003 improved to $482 million compared with $381 million for the first nine months of 2002, reflecting the effects of improved collection and underwriting efforts and growth in the portfolio.

     Financing receivables in Other, principally Equipment Management amounted to $5.1 billion and $6.7 billion at September 30, 2003, and December 31, 2002, respectively, before the allowance for losses. Nonearning receivables were consistent at $0.1 billion, about 1.4% and 1.3% of outstanding receivables at September 30, 2003 and at December 31, 2002, respectively. Gross write-offs for the first nine months of 2003 were $60 million compared with $68 million for the first nine months of 2002,  and 2003 recoveries were $9 million compared with $13 million for the first nine months of 2002.

     Delinquency rates on managed Consumer Finance financing receivables were 5.62% at September 30, 2003, and 5.58% at December 31, 2002. Delinquency rates on managed Commercial Finance equipment loans and leases were 1.82% at September 30, 2003 and 1.71% at December 31, 2002.

Assets in securitization and certain other FIN 46 entities were $30.7 billion at September 30, 2003, as a result of our adopting FIN 46 on July 1, 2003. Because we have stopped transferring assets to these entities, balances will decrease as the assets repay. For more information on securitization and other FIN 46 entities see note 3.

Other Assets include investments in associated companies. At September 30, 2003, approximately $1.9 billion of investment in associated companies related to SES Global a leading satellite company, whose carrying amount exceeded the $1.4 billion market value of our shares (based on publicly-traded share price on two European exchanges). SES Global has been profitable, and consistently has achieved positive margins and operating cash flows. The share price is near its historic low and is not widely traded. We and two other shareowners hold a majority of the outstanding equity. We intend, and are able, to hold this investment indefinitely, and we believe that it is probable that the carrying amount of our investment can be recovered from results of  SES Global's operations. Thus, we believe that this investment is not other than temporarily impaired.

(31)

Liabilities in securitization and certain other FIN 46 entities were $30.0 billion at September 30, 2003, as a result of adopting FIN 46 on July 1, 2003. For more information on securitization and other FIN 46 entities refer to note 3.

Insurance liabilities, reserves and annuity benefits were $99.0 billion at September 30, 2003, compared with $99.5 billion at December 31, 2002. The decrease of $0.5 billion resulted primarily from the sale of GE Edison Life and the U.S. Auto and Home business ($18.0 billion), partially offset by $14.0 billion of GICs issued by Trinity and increased premium volume at GE Financial Assurance. These GICs are supported by cash flows from investment securities held by Trinity and were required to be consolidated as a result of the adoption of FIN 46. The related investment securities are reported in investment securities.

D. Additional Considerations

Commercial Airlines

     Commercial aviation is an industry in which we have a significant ongoing interest. As has been widely reported, this industry has been under pressure, but has undertaken steps to reduce unused capacity and align costs. Consequently, major U.S. and European airlines, achieved moderate improvements in third quarter operations including traffic, revenues and load factors.

     At September 30, 2003, we had the following positions related to the global commercial aviation business, principally in our Commercial Finance segment:

  1,198 commercial aircraft, of which 1,195 were on lease

  $27.6 billion of loans and leases

  $2.4 billion of investment securities (total including our insurance businesses)

  $1.3 billion of funding commitments, and

  $14.5 billion (list price) of multi-year orders for various Boeing, Airbus and other aircraft. We have placement agreements with commercial airlines under which they will lease all 119 aircraft scheduled for delivery through the end of 2004 (22 aircraft in the fourth quarter of 2003).

     UAL Corp and Air Canada, the parent companies of two of our major airline customers are experiencing significant financial difficulties and both filed for reorganization in bankruptcy. UAL Corp filed for bankruptcy protection in 2002 and Air Canada filed in Canada on April 1, 2003. At the end of the third quarter of 2003, our exposure related to these airlines amounted to $3.9 billion, including loans, leases, investment securities, and

(32)

commitments. Various Boeing, Airbus and Bombardier aircraft secure substantially all of these financial exposures. Included in this exposure is a $700 million debtor-in-possession financing commitment to Air Canada. Another major airline customer, US Airways Group, parent of US Airways, filed for reorganization in bankruptcy in 2002 but emerged from bankruptcy on March 31, 2003. Our financial statements include provisions for probable losses based on our best estimates of such losses.

     Commercial Finance tests the recoverability of its commercial aircraft operating lease portfolio at least annually in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additionally, quarterly tests are performed whenever events or changes in circumstances indicate that an aircraft's carrying amount may not be recoverable, for example, when aircraft are released or current lease terms have changed. If an aircraft is deemed to be impaired as the expected future cash flows do not meet the recoverability requirement, Commercial Finance will write the asset down to the aircraft's current fair market value as provided by independent aircraft appraisers. This impairment loss is recorded in the depreciation expense line in the statement of earnings. Commercial Finance recognized SFAS 144 impairment losses of $212 million and $98 million during the nine months ended September 30, 2003 and 2002, respectively.

Other Matters

     In August 2003, we completed the previously announced sale of our Tokyo-based GE Edison Life and U.S. Auto and Home businesses to American International Group, Inc. for approximately $2,150 million in cash following a pre-closing dividend. Before taxes and transaction costs, we realized a gain of $641 million ($260 million after taxes and transaction costs) on the sale of GE Edison Life, reported in the Insurance segment, and a gain of $54 million ($12 million after taxes and transaction costs) on the sale of the U.S. Auto and Home business, reported in All Other GECS. These gains are reported in revenues from services, other income; see note 8.

     On August 4, 2003, we announced a definitive agreement to sell a controlling interest in FGIC for cash of $1,600 million following a pre-closing dividend. After the sale, we will hold $235 million as the sole investor in FGIC convertible preferred stock as well as $65 million in FGIC common stock, about 4.5% of outstanding common shares. The transaction should close in the fourth quarter subject to regulatory approvals. At September 30, 2003, we reported FGIC as "held for sale" as follows: FGIC assets, almost entirely investment securities, amounted to $2,870 million (net of provision for losses); FGIC liabilities, mostly insurance reserves, amounted to $939 million; and equity, substantially all unrealized gains on investment securities, amounted to approximately $31 million. Our estimated loss, $182 million before tax, is reported in revenues from services, other income; see note 8.

     During the quarter ended September 30, 2003, rating agencies revised their financial strength ratings and counterparty credit ratings for GE Mortgage Insurance Corp. from AAA / Aaa to AA /Aa2. We do not believe that these actions will materially affect our liquidity or capital resources or our ability to write future business.

E. Liquidity

     The major debt-rating agencies evaluate our financial condition. Factors that are important to our rating include the following: cash generating ability – including cash generated from operating activities; earnings quality – including revenue growth and the breadth and diversity of sources of income; leverage ratios – such as debt to total capital and interest coverage; asset utilization, including return on assets and asset turnover ratios; and support

(33)

from General Electric Company (GE). Considering those factors the major rating agencies continue to give the highest ratings to our debt (long term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

     One of our strategic objectives is to maintain these ratings on debt issued by us. Our Triple-A rating lowers our cost of borrowings and facilitates access to a variety of lenders. We manage our businesses in a manner consistent with maintaining these Triple-A ratings. To support our rating, at the end of 2002, GE was contractually committed to maintain our ratios of earnings to fixed charges at a specified level.

     As of January 1, 2003, we extended the business-specific, market based leverage to the performance measurement of each of our financial services businesses, and consequently to the definition of segment profit. As a result, $12.5 billion of debt previously allocated to the segments was allocated to the All Other GECS segment. Our plans are to reduce the level of debt and increase equity in financial services, targeting the elimination of the non-business related debt allocated to All Other GECS by the end of 2005. Accordingly, our Board of Directors:

  Reduced our dividend payments to GECS and retained a greater proportion of operating earnings; and

  Obtained a $4.5 billion contribution of cash in 2002 from GE, through GE Capital Services.

     Proceeds from the disposition of GE Edison Life and the U.S. Auto and Home business amounted to approximately $2,150 million. Such proceeds and the pre-closing dividend of approximately $440 million were used to (i) reduce approximately $760 million of indebtedness assigned to the assets sold, (ii) reduce approximately $940 million of debt allocated to All Other GECS and (iii) dividend approximately $710 million to GE through GECS. GECS expects to dividend to GE an additional $230 million during the fourth quarter relating to the disposition of GE Edison Life and the U.S. Auto and Home business. Proceeds from further strategic dispositions will be evaluated when and if they are received, but we anticipate using at least some of those proceeds to reduce financial services debt.

     The following table compares financial services debt composition:
At September 30, 2003		At December 31, 2002

Senior Notes	57%	53%
Commercial Paper	24	29
Other – principally current portion of long-term debt	19	18

Total	100%	100%

     During the first nine months of 2003, we issued approximately $40 billion of long-term debt in U.S. and international markets. These funds were used primarily to fund maturing long-term debt, reduce the amount of commercial paper outstanding and fund new asset growth. We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets. GE Capital is the most widely-held name in

(34)

those global commercial paper markets. We anticipate issuing approximately $10 billion to $15 billion of additional long-term debt using both U.S. and international markets during the remainder of 2003. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

     We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but include $56 billion of contractually committed lending agreements with highly-rated global banks and investment banks, as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets and asset sales.

F. Off-Balance Sheet Arrangements

     We use off-balance sheet arrangements in the ordinary course of business to improve shareowner returns. One of the most common forms of off-balance sheet arrangements is asset securitization. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improved returns, these transactions serve as funding sources for a variety of diversified lending and securities transactions. They transfer selected credit risk and improve cash flows while enhancing the ability to provide a full range of competitive products for customers. Historically, we have used both sponsored and third-party entities to execute securitization transactions funded in the commercial paper and term markets. With our adoption of FIN 46 on July 1, 2003, we consolidated $36.3 billion of assets in sponsored entities and no new securitization transactions have been executed with those entities. We will continue to engage in securitization transactions with both third party conduits as well as public market term securitizations.

     Assets held by off-balance sheet securitization entities include: receivables secured by equipment, commercial real estate and other assets; credit card receivables; and trade receivables. In addition to being of high credit quality, these assets are diversified. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base. Off-balance sheet assets securitized totaled $17.1 billion and $49.6 billion at September 30, 2003 and December 31, 2002, respectively. For further information about these arrangements, see note 5.

(35)

Item 4. Controls and Procedures

     As of September 30, 2003, under direction of our Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2003, and (ii) no changes occurred during the quarter ended September 30, 2003, that materially affected, or are reasonably likely to materially affect, such internal controls.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits
	Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
	Exhibit 31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 99	Reconciliation of Non-GAAP Financial Measures
b.	Reports on Form 8-K during the quarter ended September 30, 2003.
No reports on Form 8-K were filed during the quarter ended September 30, 2003.

(36)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
General Electric Capital Corporation (Registrant)
October 31, 2003	/s/ Philip D. Ameen

Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(37)