Form 10-K
period 2003-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 2004-03-02
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

_____________________________ Commission file number 1-6461 _____________________________

General Electric Capital Corporation (Exact name of registrant as specified in charter)

Delaware		13-1500700

(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

260 Long Ridge Road, Stamford, Connecticut	06927	203/357-4000

(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered

7.875% Guaranteed Subordinated Notes Due December 1, 2006 6.625% Public Income Notes Due June 28, 2032 6.10% Public Income Notes Due November 15, 2032 5.875% Notes Due February 18, 2033		New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of each class

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter:  None.

At February 27, 2004, 3,985,403 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $4.00 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2003 are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

(1)

(2)

PART I

Item 1. Business.

GENERAL ELECTRIC CAPITAL CORPORATION

General Electric Capital Corporation (GE Capital or GECC) was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. Until November 1987, our name was General Electric Credit Corporation. On July 2, 2001, we changed our state of incorporation to Delaware. All of our outstanding common stock is owned by General Electric Capital Services, Inc. (GE Capital Services or GECS), formerly General Electric Financial Services, Inc., the common stock of which is in turn wholly owned directly or indirectly by General Electric Company (GE Company or GE). Financing and services offered by GE Capital are diversified, a significant change from the original business of GE Capital, that is, financing distribution and sale of consumer and other GE Company products. GE Company manufacturers few of the products financed by GE Capital.

     We operate in four key operating segments described below. These operations are subject to a variety of regulations in their respective jurisdictions.

     Our services are offered primarily in the United States, Canada, Europe and the Pacific Basin. Our principal executive offices are at 260 Long Ridge Road, Stamford, Connecticut 06927-1600. At December 31, 2003, our employment totaled approximately 83,700.

     Our financial information, including filings with the U.S. Securities and Exchange Commission (SEC), is available at www.ge.com/en/company/investor/secfilings.htm.  Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT, 06828-0001.  Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at www.sec.gov.

OPERATING SEGMENTS

Refer to Item 7, "Management's Discussion and Analysis of Results of Operations," in this Annual Report on Form 10-K for a discussion of our principal businesses by operating segment.

COMMERCIAL FINANCE

Commercial Finance (35.1%, 35.9%, and 31.9% of total revenue in 2003, 2002, and 2001, respectively) offers an array of financial services worldwide. With particular expertise in the mid-market segment, we offer loans, leases, and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets including industrial facilities and equipment, energy-related facilities, commercial and residential real estate, vehicles, aircraft, and equipment used in construction, manufacturing, data processing and office applications, electronics and telecommunications, and healthcare. As further discussed on page 17, we acquired the commercial inventory financing business of Deutsche Financial Services and the structured finance business of ABB in 2002, and as discussed in note 23, most of the commercial lending business of Transamerica Finance Corporation in January 2004.

(3)

     We operate in a highly competitive environment and are subject to competition from a variety of financial institutions including commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Industry participants compete on the basis of interest rates and fees as well as deal structures and credit terms. Profitability is affected not only by broad economic conditions that impact customer credit quality and the availability and cost of capital, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risk. Important factors to continued success include maintaining strong risk management systems, customer and industry specific knowledge, diverse portfolios, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the reduction of costs through technology and productivity.

     Our headquarters are located in Stamford, Connecticut with offices throughout the United States and in Canada, Latin America, Europe, and Asia Pacific.

     Our activities are conducted through the principal businesses described below. For further information about revenues, net earnings, and assets for these businesses, see pages 16-17.

Real Estate

Real Estate funds the direct acquisition, refinancing and renovation of real estate assets, and purchases equity investments in real estate properties. Real Estate loans generally are intermediate-term senior and subordinated fixed and floating-rate and are secured by existing income-producing commercial properties. Our business also includes the origination and term securitization within one year of low loan to value loans. We invest in and provide restructuring financing for portfolios of real estate, mortgage loans, limited partnerships and tax-exempt bonds. Additionally, we invest in equity positions in a diversified portfolio of real estate assets via direct real estate ownership and joint venture interests. Property types include multi-family housing, self-storage facilities, warehouses, parking facilities, retail centers, senior assisted living facilities and office properties.

Aviation Services

Aviation Services is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders and investors. Financial products include leases, aircraft purchasing and trading, loans, engine/spare parts financing, pilot training, fleet planning and financial advisory services.

     Commercial aviation is an industry in which we have a significant ongoing interest. As has been widely reported, this industry has been under pressure, but has undertaken steps to reduce unused capacity and align costs. Consequently, during 2003, major United States and European airlines achieved moderate improvements in operations including traffic, revenues and load factors. Aviation Services, which owned 1,239 commercial aircraft at December 31, 2003, had 1,236 on lease despite pressure on the industry. Regional jets, with capacity for 50-90 passengers, have had a significant effect on the commercial aviation industry in recent years. These jets have enabled airlines to replace less efficient equipment, both turboprop and older, narrow-bodied jets. At December 31, 2003, the Aviation Services fleet included 278 regional jets, diversifying total aircraft holdings. Aviation Services believes that it continues to offer a suitable range of equipment that is attractive to the industry. See page 34 for further discussion of the risks and exposure to the Commercial Aviation industry.

(4)

Commercial Equipment Financing

Commercial Equipment Financing finances manufacturing equipment, facilities, construction and office equipment, corporate aircraft, franchises, trucks and trailers and a wide variety of other equipment. We also furnish customers with direct-source tax-exempt finance programs, as well as lease and sale/leaseback offerings. Customers include manufacturers, distributors, dealers, end-users, and municipalities. We also maintain an asset management operation that redeploys off lease and repossessed equipment and other assets.

Corporate Financial Services

Corporate Financial Services provides equity, revolving and term debt used by customers to finance acquisitions, business expansion, refinancings, recapitalizations and other special situations. Customers are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers. Our industry specialists concentrate on the retail, and media and communications industries. We also provide senior debt, subordinated debt and bridge financing to buyout and private equity firms.

Structured Finance

Structured Finance provides equity, debt and structured investments to its customers, primarily in the global energy, telecommunications, industrial and transportation sectors. Financial services and products include corporate finance, acquisition finance and project finance. Products include a variety of debt and equity instruments, as well as structured transactions, including leases and partnerships.

Vendor Financial Services

Vendor Financial Services provides financial services to equipment manufacturers and dealers/distributors in a variety of industries including office equipment, industrial equipment, information technology equipment, motor sports and marine equipment, recreational vehicles and telecommunications equipment. We offer distribution financing programs, sales financing and trade payables services, including inventory financing, accounts receivable financing, formula based lending, private label financing, rental finance, and warranty and collateral management services.

Healthcare Financial Services

Healthcare Financial Services is exclusively directed to the special needs of the global healthcare industry. We bring a comprehensive set of financial products and services to that market, including financing for equipment, information technology systems, real estate, acquisitions, recapitalizations, turnarounds, and working capital needs. We also provide tax-exempt financing for non-profit hospitals, vendor financing programs for medical equipment suppliers, and equity capital for medical real estate investments. We serve healthcare companies of all sizes across a wide range of sectors. Customers include hospitals and health systems; physician practices; outpatient diagnostic and treatment centers; skilled nursing and assisted living facilities; medical device manufacturers, life science companies, and other suppliers of products and services to the healthcare sector.

(5)

CONSUMER FINANCE

Consumer Finance (24.1%, 20.1% and 18.3% of total revenue in 2003, 2002 and 2001, respectively) is a leading provider of credit products and services to consumers, retailers and auto dealers in 38 countries. We offer a broad range of financial products, including private-label credit cards, personal loans, bank cards, auto loans, leases and inventory financing, residential mortgages, corporate travel and purchasing cards, debt consolidation, home equity loans, and credit insurance. As further discussed on page 19, we acquired First National Bank and the retail sales unit of Conseco Finance Corp. as part of our continued global expansion.

     Our operations are subject to a variety of bank and consumer protection regulations, including data privacy. Further, a number of countries have ceilings on rates chargeable to consumers in financial service transactions. We are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, manufacturers' captive finance companies, and insurance companies. Industry participants compete on the basis of price, servicing capability, promotional marketing, risk management, and cross selling. The markets in which we operate are also subject to the risks of declining retail sales, changes in interest and currency exchange rates, and increases in personal bankruptcy filings.

     Our headquarters are in Stamford, Connecticut and our operations are located principally in the United States, and in Europe, Asia, Latin and South America, Australia and New Zealand.

     Our activities are conducted through the principal businesses described below. For further information about principal revenues, net earnings, and assets for these businesses, see page 18.

Global Consumer Finance

Global Consumer Finance is a leading provider of financial products and services to retailers, auto dealers, and consumers outside of North America. We provide private-label credit cards and proprietary credit services to retailers in Europe, Asia Pacific and, to a lesser extent, Latin and South America. We also provide a variety of direct-to-consumer credit programs such as personal loans, bank cards, auto loans and leases, residential mortgages, debt consolidation, home equity loans and the distribution of credit insurance. Our customers include retailers such as Tesco, Coles Myer and Wal-Mart.

Card Services

Card Services is a leading provider of sales financing services to North American retailers in a broad range of consumer industries. Product offerings include customized private-label credit card solutions for retailers such as JC Penney, ExxonMobil, Wal-Mart, Sam's Club, Macy's and Lowe's. Product offerings also include personal loans, home equity loans, business credit services, and corporate travel and purchasing cards.

EQUIPMENT MANAGEMENT

Equipment Management (8.9%, 9.7% and 9.9% of total revenue in 2003, 2002 and 2001, respectively) helps customers manage, finance and operate a wide variety of business equipment worldwide. We provide rentals, leases, sales, asset management services and loans for portfolios of commercial and transportation equipment, including tractors, trailers, auto fleets, railroad rolling stock, intermodal shipping containers and modular space units.

(6)

     Our operations are conducted in highly competitive markets. Economic conditions, geographic location, pricing and equipment availability are important factors in this business. Future success will depend upon the ability to maintain a large and diverse customer portfolio, optimize asset mix, maximize asset utilization and effectively manage credit risk. In addition, we seek to understand and deliver unique product and service offerings to our customers in the most efficient and cost effective manner. In September 2003, we acquired the assets of CitiCapital Fleet Services.

     Our headquarters are located in Stamford, Connecticut with offices throughout the United States and in Canada, Mexico, Europe and Asia Pacific.

INSURANCE

Insurance (27.7%, 28.7% and 29.9% of total revenue in 2003, 2002 and 2001, respectively) offers a broad range of insurance and investment products that help consumers create and preserve personal wealth, protect assets and enhance their life styles. For lenders and investors, it protects against the risks of default on low-down-payment mortgages. For businesses, we provide reinsurance and primary commercial insurance products to insurance companies, Fortune 100 companies, self-insurers and healthcare providers. Through December 2003, for state and local governments and other public entities, we offered financial guarantees for a variety of debt securities.

In November 2003 GE announced its intent for an initial public offering (IPO) of a new company, Genworth Financial, Inc. (Genworth), comprising most of our life and mortgage insurance businesses. We plan to sell approximately one-third of Genworth's equity in the IPO, and we expect (subject to market conditions) to reduce our ownership over the next three years as Genworth transitions to full independence. We commenced the IPO process in January 2004 and expect to complete the IPO in the first half of the year, subject to market conditions and receipt of various regulatory approvals.

     Our headquarters are located in Richmond, Virginia with offices throughout the United States and in Canada, Europe, Latin America and Australia.

Our activities are conducted through the principal businesses described below. For further information about revenues and net earnings for these businesses, see page 20.

GE Financial Assurance

GE Financial Assurance provides a wide variety of insurance, protection and asset management products to help consumers achieve financial security at every stage of life. Our strategy is to provide dependable products to address consumer needs for wealth accumulation, retirement income, personal protection, and wealth transfer. We distribute these products through a family of regulated insurance affiliates. Our principal product lines in North America are annuities (deferred and immediate, fixed and variable); life insurance (universal, term, ordinary and group); guaranteed investment contracts (including funding agreements); long-term care insurance; supplementary accident and health insurance; and consumer club memberships. Principal European product lines and services are payment protection insurance (designed to protect consumers' loan repayment obligations) and personal investment products. Product distribution in North America and Europe is accomplished primarily through four channels: intermediaries (brokerage general agencies, banks and securities brokerage and financial planning firms); dedicated sales forces and financial advisors; worksite distribution; and direct and affinity marketing. During 2003, (consistent with GE's announced intent to redirect capital to different lines of business) GE Financial Assurance sold its Japanese life insurance business.

(7)

     Consolidation in the financial services industry will create fewer but larger competitors. We believe the principal competitive factors in the sale of our products are product features, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service. We believe that we are well positioned in the current competitive environment and will benefit from a number of significant demographic, governmental and market trends, including an aging United States population with growing retirement income needs, and an increasing life and lifestyle protection gap.

     Many of our activities are regulated by a variety of insurance and other regulators. Our headquarters are in Richmond, Virginia.

Mortgage Insurance

Mortgage Insurance offers mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. These products also aid financial institutions in managing their capital efficiently by reducing the capital required for low-down-payment mortgages. We also have leading mortgage insurance operations in Canada, Australia and the U.K. and a growing presence in Continental Europe.

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

     During 2003, General Electric Mortgage Insurance Corporation (GEMICO), requested that its financial strength ratings be lowered from AAA/Aaa to AA/Aa2 positioning our United States business to operate at lower capital levels. This change improves our capital efficiency and return on equity while retaining a conservative risk-to-capital ratio.

ALL OTHER GECS

All Other GECS includes activities and businesses that we do not measure within one of the four operating segments.  A description of All Other GECS principal businesses follows. For further information about revenues and net earnings for these businesses, see page 22.

IT Solutions

IT Solutions is a provider of a broad array of information technology services and products, including full life cycle services that provide customers with cost-effective control and management of their information systems. Services offered include remote network/server/security monitoring and management, client support covering asset management, help desk and desk side support, as well as program management and professional services for the security, network, server and storage environments. Products offered include desktop personal computers, client server systems, UNIX systems, local and wide area network hardware, and software. IT Solutions serves commercial, educational and governmental customers in the United States and Canada. During 2003, IT Solutions sold its business units in Europe.

     Competition in information technology services and products is very active and comes from a number of principal manufacturers and other distributors and resellers. Markets for services and products are highly price competitive. Additionally, many information technology product manufacturers are bypassing traditional

(8)

information technology resellers in favor of direct manufacturer relationships with the ultimate end-users. IT Solutions' headquarters are in Erlanger, Kentucky.

GE Equity

     GE Equity manages equity investments in early-stage, early-growth, pre-IPO companies. This portfolio consists primarily of direct investments in convertible preferred and common stocks in both public and private companies; we also participate in certain investment limited partnerships. The portfolio includes investments in the technology and communications, media and entertainment, business services, financial services and healthcare sectors. The portfolio is geographically diversified with investments located throughout the United States, as well as in Europe, Asia and Latin America. We ceased making new investments in 2002, but continue to provide financial support to companies in its portfolio which will be managed for maximum value over time, eventually liquidating. Headquarters are in Stamford, Connecticut.

American Communications

American Communications (Americom) engaged primarily as a satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, as well as broadcast radio. It also supplied integrated communications services for government and commercial customers. We also operated communications satellites and maintained a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities. On November 9, 2001, we exchanged our satellite operations, comprising the stock of Americom and other related assets and liabilities, for a combination of cash and 31% of the publicly-traded stock of SES Global, a leading satellite company, in order to create the world's largest satellite services provider. Our investment in SES Global is accounted for on the equity method within Commercial Finance.

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

(9)

another macro-economic factor, are important to our businesses. In the lending and leasing businesses, higher real interest rates increase our cost to borrow funds, but also provide higher levels of return on new investments. For our operations that are less directly linked to interest rates, such as the insurance operations, rate changes generally affect returns on investment portfolios.

FORWARD-LOOKING STATEMENTS

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance. Forward-looking statements are based on management's current expectations and assumptions which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market regulatory and other factors.

Item 2. Properties.

We conduct our business from various facilities, most of which are leased. The locations of our primary facilities are described in Item 1. Business.

Item 3. Legal Proceedings.

We are not involved in any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Not required by this form.

(10)

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

See note 16 to the consolidated financial statements. Our common stock is owned entirely by GE Capital Services and, therefore, there is no trading market in such stock.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

	Year ended December 31

(in millions)	2003	2002	2001	2000	1999

Revenues	$52,916	$48,819	$49,048	$54,799	$47,125

Earnings before accounting changes	7,232	6,505	6,060	4,289	4,208
Cumulative effect of accounting changes	(339)	(1,015)	(158)	--	--

Net earnings	6,893	5,490	5,902	4,289	4,208

Return on average shareowner's equity	16.68%	19.12%	21.85%	17.90%	19.51%
Ratio of earnings to fixed charges	1.86 (a)	1.65	1.72	1.52	1.60
Ratio of earnings to combined fixed charges and preferred stock dividends	1.85	1.64	1.70	1.50	1.58
Ratio of debt to equity	6.20:1	6.58:1	7.31:1	7.53:1	8.44:1

Financing receivables -- net	$223,418	$195,322	$169,615	$138,832	$130,060

Total assets	506,428	439,442	381,076	332,636	307,441

Short-term borrowings	126,105	122,745	154,124	117,482	123,073
Long-term senior notes	159,616	137,893	75,601	78,078	68,164
Long-term subordinated notes	963	965	873	698	698
Minority interest	2,098	1,834	1,650	1,344	1,767
Shareowner's equity	46,241	39,753	31,563	26,073	22,746

(a)	In 2003, the GE Annual Report on page 64 disclosed this ratio as 1.84; the correct ratio is 1.86.

Item 7. Management's Discussion and Analysis of Results of Operations.

OPERATIONS

We present Management's Discussion of Operations in three parts: Overview of Our Earnings from 2001 through 2003, Segment Operations and International Operations.

(11)

     In the accompanying analysis of financial information, we sometimes refer to data derived from consolidated financial information but not required by U.S. generally accepted accounting principles (GAAP) to be presented in financial statements. Certain of these data are considered "non-GAAP financial measures" under the U.S. Securities and Exchange Commission (SEC) regulations; those rules require the supplemental explanation and reconciliation provided on page 37.

ON JANUARY 1, 2004, WE SIMPLIFIED OUR ORGANIZATION. We will achieve lower costs of operations in platforms that will accommodate our future growth. The segments most affected by this change follow:

  Commercial Finance -- The combination of Commercial Finance and the Fleet Services business that was previously part of Equipment Management

  Equipment and Other Services -- The combination of Equipment Management and the former All Other GECS segments

Results for 2003 in this financial section are reported on the same basis in effect in 2003.

    GE announced in November 2003 its intent for an initial public offering (IPO) of a new company, Genworth Financial, Inc. (Genworth), comprising most of our life and mortgage insurance businesses. We plan to sell approximately one-third of Genworth's equity in the IPO, and we expect (subject to market conditions) to reduce our ownership over the next three years as Genworth transitions to full independence. We commenced the IPO process in January 2004 and expect to complete the IPO in the first half of the year, subject to market conditions and receipt of various regulatory approvals.

     See the Segment Operations section on page 14 for a more detailed discussion of our businesses.

Overview of Our Earnings from 2001 through 2003

The global economic environment must be considered when evaluating our 2001 to 2003 results. Important factors for us included slow global economic growth, a mild U.S. recession that did not cause significantly higher credit losses, lower global interest rates and distinct developments in two industries that are significant to us (commercial aviation and the road and rail transportation sector). As you will see in detail in the following pages, our diversification and risk management strategies reduced the earnings effects of many of the significant developments of the last three years. Our results were affected by a combination of factors, both positive and negative, as follows:

(12)

•     Commercial and Consumer Finance at 55% and 76% of consolidated three-year revenues and earnings before accounting changes, respectively, are large, profitable growth businesses in which we continue to invest with confidence. In a challenging economic environment, these businesses grew earnings by $1.0 billion in 2003 and $0.5 billion in 2002. Solid core growth, disciplined risk management and successful acquisitions have delivered these strong results.

•     Equipment Management is economically sensitive and consequently was affected adversely by the U.S. recession and by slow global growth in developed countries. Even in the difficult environments it faced, this business continued to succeed in its primary role, to generate cash. Higher capacity, in combination with declining or weak volume growth in many industries served by this business, resulted in fierce competitive price pressures. Earnings declined $0.2 billion over this period.

Other factors that were important to our recent earnings performance included gains on the sale of Americom ($0.6 billion) in 2001; favorable tax settlements with the U. S. Internal Revenue Service (IRS) in 2002 ($0.3 billion); as well as gains on the sale of certain of our Insurance businesses ($0.1 billion) in 2003.

     Acquisitions affected our operations and contributed $2.3 billion, $3.7 billion and $1.5 billion, respectively, to each of the last three year's consolidated revenues. Our consolidated net earnings in 2003, 2002 and 2001 included approximately $0.3 billion, $0.4 billion and $0.2 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible and only revenues and earnings during the first 12 months following the quarter in which we complete the acquisition are attributed to such businesses.

     Significant matters in our Statement of Earnings, page 39, are explained below.

INTEREST EXPENSE ON BORROWINGS was $9.5 billion in 2003 and 2002, compared with $10.0 billion in 2001. Changes over the three-year period reflected the effects of lower interest rates, partially offset by the effects of higher average borrowings of $270.0 billion, $240.5 billion and $201.0 billion in 2003, 2002 and 2001, respectively, used to finance asset growth and acquisitions. The average composite effective interest rate was 3.5% in 2003, compared with 4.1% in 2002 and 5.1% in 2001. In 2003, average assets of $471.8 billion were 15% higher than in 2002, which in turn were 18% higher than in 2001. See page 28 for a discussion of interest rate risk management.

INCOME TAXES on earnings before accounting changes were 18.0% in 2003, 12.9% in 2002 and 22.2% in 2001. The increase from 2002 to 2003 reflected the absence of a current year counterpart to the 2002 IRS settlements discussed below.

     Our 2002 effective tax rate reflected the effects of lower taxed earnings from international operations and favorable tax settlements with the IRS.

     During 2002, as a result of revised IRS regulations, we reached a settlement with the IRS allowing the deduction of previously realized losses associated with the prior disposition of Kidder Peabody. Also during 2002, we reached a settlement with the IRS regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts in the GE Financial Assurance business. See note 13.

(13)

SEGMENT OPERATIONS

REVENUES AND SEGMENT PROFIT FOR OPERATING SEGMENTS are shown on page 15. General Electric Capital Services, Inc. (GECS), the sole owner of the common stock of GE Capital (GECC), are summarized and discussed below with a reconciliation to the GECC-only results, for three comparative years ending December 31, 2003. The most significant component of these reconciliations is the exclusion from the Insurance segment at the GECC level of the results of GE Global Insurance Holdings (principally Employers Reinsurance Corporation -- ERC), which is not a subsidiary of GECC but is a direct subsidiary of GECS.  As discussed in our 2002 Annual Report on Form 10-K, effective January 1, 2003, we made changes to the way we report our segments, including the use of business specific, market-based leverage in measuring performance of our financial services businesses. Prior year information has been reclassified to conform to the 2003 presentation. For additional information, including a description of the products and services included in each segment, see page 3.

     Segment profit is determined based on internal performance measures used by our Chairman to assess the performance of each business in a given period. In connection with that assessment, the Chairman may exclude matters such as charges for restructuring; rationalization and other similar expenses; certain gains/losses from dispositions; and litigation settlements or other charges, responsibility for which precedes the current management team.

     Revenues and earnings before accounting changes, by operating segment, for the past three years are summarized and discussed below. For purposes of this discussion, earnings before accounting changes is referred to as net earnings, which excludes goodwill amortization and accounting changes.

(14)

CONSOLIDATED

For the years ended December 31 (In millions)	2003	2002	2001

REVENUES
Commercial Finance	$18,869	$17,781	$15,759
Consumer Finance	12,845	10,266	9,508
Equipment Management	4,707	4,766	4,904
Insurance	26,194	23,296	23,890
All Other GECS	1,664	2,590	4,795

Total revenues	64,279	58,699	58,856

Less portion of revenues not included in GECC	(11,363)	(9,880)	(9,808)

Total revenues as reported in GECC	$52,916	$48,819	$49,048

NET EARNINGS
Commercial Finance	$3,765	$3,189	$2,788
Consumer Finance	2,161	1,799	1,602
Equipment Management	172	313	377
Insurance	2,102	(95)	1,879
All Other GECS	(446)	(580)	(508)

Total earnings before accounting changes	7,754	4,626	6,138
Less portion of net earnings not included in GECC	(522)	1,879	396

Total earnings in GECC before accounting changes	7,232	6,505	6,534
Cumulative effect of accounting changes	(339)	(1,015)	(158)

Total net earnings	6,893	5,490	6,376
Amortization of goodwill	--	--	(474)

Total net earnings -- as reported in GECC	$6,893	$5,490	$5,902

(15)

COMMERCIAL FINANCE

(In millions)	2003	2002	2001

REVENUES
Real Estate	$2,386	$2,124	$1,886
Commercial Equipment Financing	4,494	4,539	4,212
Corporate Financial Services	2,467	2,350	1,758
Structured Finance	1,423	1,243	1,093
Aviation Services	2,881	2,694	2,173
Vendor Financial Services	4,456	4,130	3,954
Healthcare Financial Services	735	665	372
Other Commercial Finance	27	36	311

Total revenues	18,869	17,781	15,759
Less portion of Commercial Finance not included in GECC	(319)	(236)	(136)

Total revenues in GECC	$18,550	$17,545	$15,623

NET REVENUES
Total revenues	$18,550	$17,545	$15,623
Interest expense	5,569	5,739	5,738

Total net revenues	$12,981	$11,806	$9,885

NET EARNINGS
Real Estate	$834	$650	$528
Commercial Equipment Financing	817	719	640
Corporate Financial Services	675	599	384
Structured Finance	576	488	399
Aviation Services	506	454	497
Vendor Financial Services	432	369	332
Healthcare Financial Services	153	122	37
Other Commercial Finance	(228)	(212)	(29)

Total net earnings	3,765	3,189	2,788

Less portion of Commercial Finance not included in GECC	(104)	(47)	(1)

Total net earnings in GECC	$3,661	$3,142	$2,787

(16)

December 31 (In millions)	2003	2002

TOTAL ASSETS
Real Estate	$27,767	$29,522
Commercial Equipment Financing	53,273	51,757
Corporate Financial Services	29,646	26,897
Structured Finance	21,309	19,293
Aviation Services	33,271	30,512
Vendor Financial Services	24,855	25,518
Healthcare Financial Services	8,367	7,905
Other Commercial Finance	5,495	2,841

Total assets	203,983	194,245
Less portion of Commercial Finance not included in GECC	542	(985)

Total assets in GECC	$204,525	$193,260

GECC Financing receivables -- net	$128,340	$126,147

Commercial Finance revenues and net earnings increased 6% and 18%, respectively, compared with 2002. The increase in revenues resulted primarily from acquisitions across substantially all businesses ($0.9 billion), higher investment gains at Real Estate ($0.1 billion) and origination growth, partially offset by lower securitization activity at Commercial Equipment Financing ($0.1 billion). The increase in net earnings resulted primarily from origination growth, acquisitions across substantially all businesses ($0.2 billion), higher investment gains at Real Estate as a result of the sale of properties and our investments in Regency Centers and Prologis ($0.1 billion), lower credit losses ($0.1 billion) resulting from continued improvement in overall portfolio credit quality as reflected by lower delinquencies and nonearning receivables, and growth in lower taxed earnings from international operations ($0.1 billion).

     The most significant acquisitions affecting Commercial Finance 2003 results were the commercial inventory financing business of Deutsche Financial Services and the structured finance business of ABB, both of which were acquired during the fourth quarter of 2002. These two acquisitions contributed $0.5 billion and $0.1 billion to 2003 revenues and net earnings, respectively.

     The 2002 increase in revenues of 13% principally reflected acquisitions and increased originations across substantially all businesses, partially offset by reduced market interest rates and lower securitization activity at Corporate Financial Services and Commercial Equipment Financing. The 2002 net earnings increase of 14% primarily reflected acquisitions ($0.4 billion) and origination growth, productivity across all businesses and growth in lower taxed earnings from international operations, partially offset by increased credit losses and lower securitization activity at Corporate Financial Services and Commercial Equipment Financing.

     See All Other GECS on page 23 for a discussion of items not allocated to this segment.

(17)

CONSUMER FINANCE

(In millions)	2003	2002	2001

REVENUES
Global Consumer Finance	$8,502	$6,489	$5,561
Card Services	4,343	3,777	3,947

Total revenues	12,845	10,266	9,508
Less portion of Consumer Finance not included in GECC	(111)	(433)	(513)

Total revenues in GECC	$12,734	$9,833	$8,995

NET REVENUES
Total revenues	$12,734	$9,833	$8,995
Interest expense	2,683	2,105	2,068

Total net revenues	$10,051	$7,728	$6,927

NET EARNINGS
Global Consumer Finance	$1,478	$1,224	$1,034
Card Services	781	670	669

Other Consumer Finance	(98)	(95)	(101)

Total net earnings	2,161	1,799	1,602
Less portion of Consumer Finance not included in GECC	50	(117)	(50)

Total net earnings in GECC	$2,211	$1,682	$1,552

December 31 (In millions)	2003	2002

TOTAL ASSETS
Global Consumer Finance	$87,387	$58,310
Card Services	19,143	18,655

Total assets	106,530	76,965
Less portion of Consumer Finance not included in GECC	(595)	(1,080)

Total assets in GECC	$105,935	$75,885

GECC Financing receivables -- net	$90,056	$62,646

(18)

Consumer Finance revenues increased 25% in 2003, a result of acquisitions ($1.1 billion), the net effects of the weaker U.S. dollar ($0.7 billion), origination growth as a result of continued global expansion and the premium on the sale of The Home Depot private label credit card receivables ($0.1 billion). Net earnings increased 20% in 2003 as a result of origination growth, growth in lower taxed earnings from international operations, the premium on the sale of The Home Depot private label credit card receivables ($0.1 billion) and acquisitions. These increases were partially offset by lower securitization activity at Card Services ($0.2 billion) and lower earnings in Japan, principally as a result of increased personal bankruptcies.

     The most significant acquisitions affecting Consumer Finance 2003 results were First National Bank, which provides mortgage and sales finance products in the United Kingdom, and the retail sales finance unit of Conseco Finance Corp., both of which were acquired during the second quarter of 2003. These businesses contributed $0.7 billion and $0.1 billion to 2003 revenues and net earnings, respectively.

     Revenues increased in 2002 primarily as a result of acquisitions ($0.8 billion) and increased international originations, partially offset by lower securitization activity at Card Services ($0.4 billion). Net earnings increased 12% in 2002, as a result of origination growth, acquisitions ($0.1 billion), growth in lower taxed earnings from international operations and productivity benefits, partially offset by lower securitization activity at Card Services ($0.1 billion).

     See All Other GECS on page 23 for a discussion of items not allocated to this segment.

EQUIPMENT MANAGEMENT

(In millions)	2003	2002	2001

REVENUES	$4,707	$4,766	$4,904
Less portion of Equipment Management not included in GECC	2	(53)	(56)

Total revenues in GECC	$4,709	$4,713	$4,848

NET REVENUES
Total revenues	$4,709	$4,713	$4,848
Interest expense	741	812	905

Total net revenues	$3,968	$3,901	$3,943

NET EARNINGS	$172	$313	$377
Less portion of Equipment Management not included in GECC	--	10	10

Total net earnings in GECC	$172	$323	$387

December 31 (In millions)	2003	2002

TOTAL ASSETS	$25,469	$25,222
Less portion of Equipment Management not included in GECC	127	57

Total assets in GECC	$25,596	$25,279

GECC Equipment leased to others	$12,482	$11,285

(19)

Equipment Management revenues and net earnings decreased 1% and 45%, respectively, in 2003 compared with 2002. The decrease in revenues resulted primarily from lower asset utilization and lower prices ($0.2 billion), an effect of industry-wide excess equipment capacity reflective of current economic conditions in the road and rail transportation sector. Also contributing to the decrease were $0.1 billion lower gains on asset sales related to our continuing strategy to optimize fleet mix, age and size. These decreases were substantially offset by the net effects of the weaker U.S. dollar ($0.3 billion) and the results of acquisitions. The decrease in net earnings resulted primarily from lower asset utilization, lower price and lower gains on asset sales.

     Equipment Management experienced business-wide declining utilization rates throughout 2002, resulting in both lower revenues and lower earnings. Equipment Management realized productivity benefits in 2002, partially offsetting lower utilization rate's effect on earnings.

     See All Other GECS on page 23 for a discussion of items not allocated to this segment.

INSURANCE

(In millions)	2003	2002	2001

REVENUES
GE Financial Assurance	$13,130	$12,317	$12,826
Mortgage Insurance	1,293	1,090	1,075
GE Global Insurance Holding (ERC)	11,600	9,432	9,453
Other Insurance	171	457	536

Total revenues	26,194	23,296	23,890
Less portion of Insurance not included in GECC	(11,531)	(9,275)	(9,216)

Total revenues in GECC	$14,663	$14,021	$14,674

NET EARNINGS
GE Financial Assurance	$918	$934	$1,088
Mortgage Insurance	564	538	500
GE Global Insurance Holding (ERC)	481	(1,794)	78
Other Insurance	139	227	213

Total net earnings	2,102	(95)	1,879
Less portion of Insurance not included in GECC	(509)	1,782	153

Total net earnings in GECC	$1,593	$1,687	$2,032

Insurance revenues increased $2.9 billion (12%) in 2003 on increased premium revenues ($2.2 billion), a gain of $0.6 billion on sale of GE Edison Life Insurance Company (Edison Life) by GE Financial Assurance, higher investment income ($0.4 billion) and the net effects of the weaker U.S. dollar ($0.7 billion). The premium revenue increase reflected continued favorable pricing at ERC ($0.5 billion), net volume growth in certain ERC and GE Financial Assurance businesses, ($0.8 billion), absence of prior year loss adjustments ($0.4 billion), adjustment of current year premium accruals to actual ($0.3 billion) and lower levels of ceded premiums resulting from a decline in prior year ERC loss events ($0.1 billion). Partial revenue offsets resulted from absence of revenues following the sale of Edison Life ($0.7 billion) and a $0.2 billion loss on the disposition of Financial Guaranty Insurance Company (FGIC) at the end of 2003. Revenues decreased 2% in 2002, principally the result of ongoing planned run-off of acquired policies at Toho and lower realized investment gains.

(20)

     Net earnings increased $2.2 billion in 2003, primarily from the substantial improvement in current operating results at ERC ($2.3 billion) reflecting improved underwriting, lower adverse development (discussed below) and generally favorable industry conditions during the year. Net earnings also benefited from the gain on the sale of Edison Life ($0.3 billion). These increases were partially offset by the absence of a current year counterpart to the favorable tax settlement with the IRS in 2002 ($0.2 billion) and the loss on the sale of FGIC ($0.1 billion after tax).

     Net earnings decreased $2.0 billion in 2002, primarily the result of adverse development at ERC. Also in 2002, investment gains decreased, an effect partially offset by core premium growth including higher premium pricing at ERC, and benefit from the favorable tax settlement with the IRS at GE Financial Assurance.

     As described on page 36 under the caption "Insurance Liabilities and Reserves," insurance loss provisions are adjusted up or down based on the best available estimates. Reported claims activity at ERC related to prior year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, has performed much worse than we anticipated.

  In the fourth quarter of 2002, considering the continued acceleration in reported claims activity, we concluded that our best estimate of ultimate pre-tax losses was $2.5 billion higher in the range of reasonably possible loss scenarios than we had previously estimated. The more significant 2002 adverse development was in hospital medical malpractice, product liability and professional liability ($0.3 billion each) and umbrella liability, workers compensation, individual liability and asbestos ($0.2 billion each). With amounts recognized in the first three quarters of 2002, our total 2002 pre-tax charge for adverse development at ERC amounted to $3.5 billion.
  In 2003, we continued to monitor our reported claims activity compared with our revised expected loss levels. In a majority of our lines of business reported claims activity in 2003 was reasonably close to expected amounts. In a few lines -- principally medical malpractice, product liability and certain director and officer related coverage -- reported claims volumes exceeded our revised loss expectations. Accordingly, we increased our loss reserves to the newly-indicated ultimate levels in 2003, recording adverse development of $0.9 billion pretax. We are confident we have worked through our historical underwriting mistakes.

Throughout 2003, ERC has remained disciplined in rejecting risks that either fail to meet the established standards of price or terms and conditions, or that involve risks for which sufficient historical data do not exist to permit us to make a satisfactory evaluation. For risks that pass our criteria, we have sought to retain and even judiciously expand our business. On the other hand, we have curtailed or exited business in particular property and casualty business channels when expected returns do not appear to justify the risks.

     ERC's improved operating performance is illustrated by its "combined ratio" -- the sum of claims-related losses incurred plus related underwriting expenses in relation to earned premiums. A combined ratio of less than 100% reflects an underwriting profit, that is, profit before investment income, another significant revenue source for most insurance entities. ERC's 2003 combined ratio was 106%, but, in an early indication of the effectiveness of our revised underwriting standards, the combined ratio excluding prior-year loss events was 93%.

     Our Mortgage Insurance business had favorable development throughout the three years ended December 31, 2003, primarily reflecting continued strength in certain real estate markets and the success of our loss containment initiatives in that business.

(21)

     See All Other GECS on page 23 for a discussion of items not allocated to this segment and the discussion on page 12 of our planned Genworth offering.

ALL OTHER GECS

(In millions)	2003	2002	2001
REVENUES
IT Solutions	$496	$1,992	$2,301
GE Equity	(169)	(384)	(126)
Americom	--	--	1,698
Not allocated	--	--	(436)
Other -- All Other GECS	1,337	982	1,358

Total revenues	1,664	2,590	4,795
Less portion of All Other GECS not included in GECC	596	117	113

Total revenues in GECC	$2,260	$2,707	$4,908

NET EARNINGS
IT Solutions	$(45)	$(46)	$13
GE Equity	(176)	(375)	(264)
Americom	--	--	901
Not allocated	--	--	(656)
Other -- All Other GECS	(225)	(159)	(502)

Total net earnings	(446)	(580)	(508)
Less portion of All Other GECS not included in GECC	41	251	284

Total net earnings in GECC	$(405)	$(329)	$(224)

All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

     In addition to comments on All Other GECS elsewhere in this report, the following comments relate to the table above:

  IT Solutions -- Revenues decreased by 75% in 2003 primarily as a result of geographic market exits in Europe. Net losses remained flat in 2003 compared with 2002, largely because of tax benefits recorded in 2002 associated with, and offsetting losses generated by, certain European operations that we sold.

  GE Equity -- GE Equity manages equity investments in early-stage, early-growth, pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenue and loss performance reflected the overall improvement in equity markets and lower level of losses in 2003. Operating performance during 2002 reflected increased losses on investments, including losses in the telecommunications and software industries, and lower gains. GE Equity ceased making new investments in 2002, but continues to provide financial support to companies in its portfolio which will be managed for maximum value over time, eventually liquidating.

(22)

  Americom -- On November 9, 2001, we exchanged our satellite operations, comprising the stock of Americom and other related assets and liabilities, for a combination of cash and 31% of the publicly-traded stock of SES Global, a leading satellite company, in order to create the world's largest satellite services provider. The transaction resulted in a gain of $1.2 billion ($0.6 billion after tax), representing the difference between the carrying value of the 69% investment in Americom and the amount of cash plus the market value of SES Global shares received at the closing date. No gain was recorded on the 31% interest in Americom that was indirectly retained by us. Our investment in SES Global is accounted for on the equity method in Commercial Finance.

  Not Allocated -- Certain amounts are not included in other financial services operating segments or businesses because they are excluded from the measurement of their operating performance for internal purposes. In 2001, after-tax charges of $0.7 billion primarily related to asset impairments and product line exits, including: other-than-temporary impairments of investments totaling $0.3 billion, the largest of which were held by GE Financial Assurance, GE Equity and ERC; charges of $0.1 billion related to loss events and the exit of certain insurance and financing product lines at ERC, primarily non-standard automobile and higher limit industrial property insurance coverages; charges of $0.1 billion related to the exit of certain financing product lines at Consumer Finance; and costs related to restructuring totaling $0.1 billion, consisting of involuntary termination benefits, facilities exit costs, and asset impairments.

  Other -- All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment aligned operations. In 2003, the most significant of these activities were the consolidation of certain entities in our financial statements as a result of our July 1, 2003, adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities (see note 20); Auto Financial Services; the U.S. Auto and Home business, which was sold in the third quarter of 2003; and a tax benefit related to the sale of ERC Life. In 2002 and 2001, the most significant of these activities were Auto Financial Services and the U.S. Auto and Home business.

(23)

INTERNATIONAL OPERATIONS

Our international activities span all global regions and primarily encompass leasing of aircraft and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new profit opportunities. Potential increased risks include, among other things, higher receivables delinquencies and bad debts, delays or cancellation of sales and orders principally related to aircraft equipment, higher local currency financing costs and a slowdown in our established activities. New profit opportunities include, among other things, more opportunities for lower cost outsourcing, expansion of our activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

     Estimated results of international activities include the results of our operations located outside the United States. We classify certain operations that cannot meaningfully be associated with specific geographic areas as "Other international" for this purpose.

     International revenues were $23.1 billion, $21.3 billion and $20.2 billion in 2003, 2002 and 2001, respectively. International revenues as a percentage of total revenues were 44% in 2003, compared with 44% and 41% in 2002 and 2001, respectively.

     The $1.8 billion increase related to a 11% increase in Europe in 2003 as a result of acquisitions ($1.0 billion), the net effects of the weaker U.S. dollar, primarily at Consumer Finance and Commercial Finance and the growth in premiums and price increases at Insurance ($0.4 billion), partially offset by geographic market exits at IT Solutions ($1.3 billion).

     International pre-tax earnings were $3.9 billion in 2003, an increase of 16% over 2002, which was 23% higher than in 2001. Pre-tax earnings in 2003 rose 38% to $1.4 billion in Europe, primarily as a result of acquisitions and core growth at Consumer Finance and Commercial Finance. Pre-tax earnings also rose 73% to $0.4 billion in the Americas and was relatively unchanged in the Pacific Basin ($1.5 billion) and "Other international" ($0.6 billion).

     Our international assets grew 12% from $188.7 billion at the end of 2002 to $212.0 billion at the end of 2003. Our assets increased 36% in Europe as a result of acquisitions ($14.8 billion), primarily at Consumer Finance and Commercial Finance, the net effects of the weaker U.S. dollar and growth at Consumer Finance and Insurance. Our assets increased 13% in the Americas as a result of growth at Commercial Finance and Insurance.

     Financial results of our international activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the British pound sterling, the euro, the Japanese yen and the Canadian dollar.

FINANCIAL RESOURCES AND LIQUIDITY

This discussion of financial resources and liquidity addresses the Statement of Financial Position (page 40), Statement of Changes in Shareowner's Equity (page 39) and the Statement of Cash Flows (page 41).

(24)

Overview of Financial Position

Major changes in our financial position resulted from the following:

  During 2003, we completed our acquisitions of First National Bank, Allbank and the retail sales finance business of Conseco. At the acquisition date, these transactions resulted in an increase in total assets of approximately $13.2 billion of which $11.6 billion was financing receivables before allowance for losses, and an increase in total liabilities of approximately $5.0 billion, $4.0 billion of which was debt.

  During 2003, we sold our Tokyo-based Edison Life and U.S. Auto and Home businesses to American International Group, Inc., and our FGIC business to a group of investors led by The PMI Group, Inc. These sales resulted in a reduction in assets at the disposition date of $23.3 billion, comprising primarily $18.5 billion of investment securities. Liabilities were reduced by approximately $20.1 billion, relating primarily to $18.8 billion of insurance liabilities and reserves.

  We adopted FIN 46 on July 1, 2003, and consequently consolidated certain entities in our financial statements for the first time. New balance sheet captions, "Consolidated, liquidating securitization entities," included $36.3 billion of assets and $35.8 billion of liabilities at transition. Also, investment securities and other receivables included an additional $14.1 billion and $1.0 billion, respectively, at transition for investment securities related to guaranteed investment contracts (GICs) issued by Trinity, a group of sponsored special purpose entities. The related GIC liabilities of $14.7 billion consolidated at transition are displayed in the caption, "Insurance liabilities, reserves and annuity benefits."

STATEMENT OF FINANCIAL POSITION (page 40)

INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $92.5 billion at the end of 2003, compared with $89.8 billion at the end of 2002. The increase of $2.7 billion was primarily the result of $14.4 billion of investment securities held by Trinity. The increase was also attributed to the investment of premiums received, reinvestment of investment income and the performance of the equity and debt markets, net of impairments and losses ($5.0 billion). These were partially offset by the sales of Edison Life, U.S. Auto and Home, and FGIC businesses ($18.1 billion).

     We regularly review investment securities for impairment based on criteria that include the extent to which carrying value exceeds market value, the duration of that market decline, our ability to hold to recovery and the financial strength and specific prospects for the issuer of the security. Of securities with unrealized losses at December 31, 2003, approximately $0.1 billion of portfolio value is at risk of being charged to earnings in the next 12 months. Impairment losses recognized in 2003 and 2002 were $0.4 billion and $0.7 billion, respectively.

     Gross unrealized gains and losses were $3.9 billion and $1.0 billion, respectively, at December 31, 2003, compared with $3.8 billion and $2.1 billion, respectively, at December 31, 2002, reflecting broad market improvement in 2003. We estimate that available gains, net of hedging positions and estimated impairment of insurance intangible assets, could be as much as $1.7 billion at December 31, 2003. Market value used in determining unrealized gains and losses is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. See note 4.

(25)

FINANCING RECEIVABLES is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $229.6 billion at December 31, 2003, from $200.8 billion at the end of 2002, as discussed in the following paragraphs. The related allowance for losses at the end of 2003 amounted to $6.2 billion compared with $5.4 billion at December 31, 2002, representing our best estimate of probable losses inherent in the portfolio.

     A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, "delinquent" receivables are those that are 30 days or more past due; "nonearning" receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful); and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

     Commercial Finance financing receivables, before allowance for losses, totaled $130.5 billion at December 31, 2003, compared with $128.7 billion at December 31, 2002, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily from origination growth ($16.3 billion), the net effects of international receivables translated into the weaker U.S. dollar ($5.2 billion) and acquisitions ($4.3 billion), partially offset by securitizations and sales ($24.3 billion). Related nonearning and reduced-earning receivables were $1.7 billion (1.3% of outstanding receivables) at December 31, 2003, compared with $2.1 billion (1.7% of outstanding receivables) at year-end 2002, the result of improving economic conditions and collection results. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

     Consumer Finance financing receivables, before allowance for losses, primarily card receivables, installment loans, auto loans and leases, and residential mortgages, were $94.0 billion at December 31, 2003, compared with $65.4 billion at December 31, 2002. This portfolio of receivables increased as a result of acquisitions ($13.9 billion), the net effects of international receivables translated into the weaker U.S. dollar ($8.6 billion) and origination growth, partially offset by the sale of The Home Depot private label credit card receivables. Acquisitions are a key to our growth strategy as we expand our global market presence. Nonearning consumer receivables at December 31, 2003, were $2.5 billion (2.6% of outstanding receivables), compared with $1.6 billion (2.4% of outstanding receivables) at year-end 2002. This increase is the result of adverse credit performance in Japan and growth in our secured financing business, a business that tends to experience relatively higher delinquencies but relatively lower losses than the rest of our consumer portfolio.

     Financing receivables in Other, principally Equipment Management amounted to $5.1 billion and $6.6 billion at December 31, 2003 and 2002, respectively, before allowance for losses. Nonearning receivables of $0.1 billion, 1.4% and 1.2% of outstanding receivables at December 31, 2003 and 2002, respectively, were about the same as at the end of 2002.

     Delinquency rates on managed Consumer Finance financing receivables at December 31, 2003, were 5.57%; at year-end 2002 were 5.58%; and at year-end 2001 were 5.34%. Delinquency rates remained stable from 2002 to 2003, as a change in portfolio mix related to the growth in our secured financing business was offset by improved collection results. Increased 2002 delinquency rates reflected our secured financing business acquired in 2001 and volume growth in that business in 2002. When delinquent, these loans have relatively lower losses than the rest of our consumer portfolio. Delinquency rates on managed Commercial Finance equipment loans and leases were 1.34%, 1.71% and 2.16% at year-end 2003, 2002 and 2001, respectively. The decline at December 31, 2003, primarily reflected improved economic conditions and collection results. The decline at December 31, 2002, primarily reflected a higher concentration of Vendor Financial Services receivables coupled with improved collection results at Commercial Equipment Financing. See notes 5 and 6.

(26)

OTHER RECEIVABLES totaled $16.4 billion at December 31, 2003 and 2002, and consist primarily of nonfinancing customer receivables, accrued investment income, amounts due from GE (generally related to certain material procurement programs), amounts due under operating leases, receivables due on sale of securities and various sundry items. Balances at December 31, 2003 and 2002, include securitized, managed GE trade receivables of $2.7 billion and $2.4 billion, respectively.

EQUIPMENT ON OPERATING LEASES (INCLUDING BULIDINGS AND EQUIPMENT) was $38.6 billion at December 31, 2003, up $3.5 billion from 2002, primarily reflecting acquisitions of commercial aircraft at Commercial Finance and vehicles at Equipment Management. Details by category of investment are presented in note 8. Additions to Equipment on Operating Leases (including buildings and equipment) were $7.2 billion and $11.3 billion during 2003 and 2002, respectively, primarily reflecting additions of commercial aircraft at Commercial Finance and vehicles at Equipment Management.

INTANGIBLE ASSETS increased $1.7 billion to $22.6 billion, reflecting goodwill and other intangibles associated with acquisitions, and the net effects of the weaker U.S. dollar, partially offset by the disposition of Edison Life. See note 9.

ASSETS IN CONSOLIDATED, LIQUIDATING SECURITIZATION ENTITIES were $26.5 billion at December 31, 2003, as a result of our adoption of FIN 46 on July 1, 2003. At transition we consolidated $36.3 billion of assets, but because we have stopped transferring assets to these entities, balances decreased reflecting repayments. See note 20.

OTHER ASSETS totaled $64.6 billion at year-end 2003, an increase of $4.1 billion. This increase resulted principally from investment of funds received as collateral on securities loaned from the GE Financial Assurance investment securities portfolio, increases in separate accounts (investments controlled by policyholders) resulting from the net effects of exchange rates and broad market improvements in 2003 and investments in associated companies. These increases were partially offset by the sale of The Home Depot private label credit card receivables and the disposition of Edison Life. See note 10.

BORROWINGS were $286.7 billion at December 31, 2003, of which $126.1 billion is due in 2004 and $160.6 billion is due in subsequent years. Comparable amounts at the end of 2002 were $261.6 billion in total, $122.7 billion due within one year and $138.9 billion due thereafter. A large portion of our borrowings ($73.9 billion and $76.5 billion at the end of 2003 and 2002, respectively) was issued in active commercial paper markets that we believe will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of our commercial paper were 50 days and 1.48% at the end of 2003, compared with 47 days and 1.95% at the end of 2002. Our ratio of debt to equity was 6.20 to 1 at the end of 2003 and 6.58 to 1 at the end of 2002. See note 11.

LIABILITIES IN CONSOLIDATED, LIQUIDATING SECURITIZATION ENTITIES were $25.7 billion at December 31, 2003, as a result of our adoption of FIN 46 on July 1, 2003. At transition we consolidated $35.8 billion of liabilities, but because we have stopped transferring assets to these entities, balances decreased reflecting repayments. See note 20.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS of $100.4 billion at December 31, 2003, were $0.9 billion higher than in 2002. The increase is primarily attributable to the additional liabilities associated with the consolidation of Trinity upon our 2003 adoption of FIN 46 ($14.1 billion), the net effects of the weaker U.S. dollar and growth in separate accounts, deferred annuities ($5.4 billion), partially offset by the sale of Edison Life, U.S. Auto and Home, and FGIC businesses ($18.6 billion). See note 12.

(27)

EXCHANGE RATE AND INTEREST RATE RISKS are managed with a variety of straightforward techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are acquiring. We apply strict policies to manage each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities. Following is an analysis of the potential effects of changes in currency exchange and interest rates using so-called "shock" tests that model effects of shifts in rates. These are not forecasts.

•     If, on January 1, 2004, interest rates had increased 100 basis points across the yield curve (a "parallel shift" in that curve) and that increase remained in place for 2004, we estimate, based on our year-end 2003 portfolio and holding everything else constant, that our 2004 net earnings would decline pro-forma by $0.1 billion.

•     If, on January 1, 2004, currency exchange rates were to decline by 10% against the U.S. dollar and that decline remained in place for 2004, we estimate, based on our year-end 2003 portfolio and holding everything else constant, that the effect on our 2004 net earnings would be insignificant.

Statement of Changes in Shareowner's Equity (page 39)

Shareowner's equity increased $6.5 billion, $8.2 billion and $5.5 billion in 2003, 2002 and 2001, respectively. The increases were largely attributable to net earnings of $6.9 billion, $5.5 billion and $5.9 billion, partially offset by dividends declared of $4.5 billion in 2003 and $2.0 billion in both 2002 and 2001, respectively. Capital contribution increased shareowner's equity by $4.5 billion and $2.6 billion in 2002 and 2001, respectively. Currency translation adjustments increased equity by $3.2 billion in 2003, compared with a decrease of $27 million in 2002 and an increase of $36 million in 2001. Changes in the currency translation adjustment reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. In 2003 and 2002, the euro and, to a lesser extent, Asian currencies strengthened against the dollar. In 2001, Asian currencies weakened versus the dollar, while the euro was relatively unchanged. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of or substantially liquidated.

Overview of our cash flows from 2001 through 2003 (page 41)

Our cash and equivalents aggregated $9.7 billion at the end of 2003, up from $7.0 billion at year-end 2002. Over the past three years, our borrowings with maturities of 90 days or less have decreased by $15.4 billion. New borrowings of $186.6 billion having maturities longer than 90 days were added during those years, while $117.4 billion of such longer-term borrowings were retired.

     Our principal use of cash has been investing in assets to grow our businesses. Of the $103.1 billion that we invested over the past three years, $45.6 billion was used for additions to financing receivables; $32.0 billion was used to invest in new equipment, principally for lease to others; and $33.8 billion was used for acquisitions of new businesses, the largest of which were First National Bank, and Conseco in 2003; Australian Guarantee Corporation, Security Capital and the commercial inventory financing business of Deutsche Financial Services in 2002; and Heller Financial, Inc. and Mellon Leasing in 2001.

     Although we generated $59.4 billion from operating activities over the last three-years, our cash is not necessarily freely available for alternative uses. For example, cash generated by our Insurance businesses is restricted by various insurance regulations (see note 15). Further, any reinvestment in financing receivables is shown

(28)

in cash used for investing, not operating activities. Therefore maintaining or growing Commercial and Consumer Finance assets requires that we invest much of the cash they generate from operating activities in their earning assets. Also, we are increasing the equity of our financial services businesses as discussed on page 31.

     Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe we are in a sound position to grow dividends and continue making selective investments for long-term growth. With the financial flexibility that comes with excellent credit ratings, we believe that we should be well positioned to meet the global needs of our customers for capital and to continue providing our shareowners with good returns.

Cash Requirements

Achieving optimal returns on cash used often involves making long-term commitments. SEC regulations require that we present our contractual obligations, and we have done so in the table that follows. However, our future cash flow prospects cannot reasonably be assessed based on such obligations -- the most significant factor affecting our future cash flows is our ability to earn and collect cash from customers. Future cash outflows, whether they are contractual obligations or not, will vary based on our future needs. While some such outflows are completely fixed (for example, commitments to repay principal and interest on fixed-rate borrowings) most depend on future events. Many purchase obligations are linked to cash-generating revenue contracts (for example, payments to subcontractors under long-term contracts). Further, normal operations involve significant expenditures that are not based on "commitments," for example, expenditures for income taxes or for payroll.

As defined by reporting regulations, our consolidated contractual obligations as of December 31, 2003, follow:

	Payments due by period

(In millions)	Total	2004	2005-2006	2007-2008	2009 and thereafter

Borrowings (note 11)	$286,684	$126,105	$74,127	$31,281	$55,171

Operating lease obligations (note 3)	4,147	724	1,106	887	1,430

Purchase obligations(a) (b)	30,000	21,000	7,000	2,000	--

Insurance liabilities(c) (note 12)	46,000	9,000	8,000	6,000	23,000

Other liabilities(d)	16,000	13,000	1,000	--	2,000

(a) Includes all capital expenditures, contractual commitments to purchase equipment that will be classified as equipment leased to others, software acquisition/license commitments, and contractually required cash payments for acquisitions. We estimated ordinary course of business purchase orders and other commitments using Six Sigma statistical sampling techniques.

(b) Excludes funding commitments entered into in the ordinary course of business. Further information on these commitments is provided in note 21.

(c) Includes guaranteed investment contracts, structured settlements and single premium immediate annuities based on scheduled payouts, as well as those contracts with readily determinable cash flows such as liabilities associated with the run-off of universal life, term life, long-term care, whole life and other life insurance contracts as well as workers' compensation tabular indemnity loan and long-term liability claims.

(d) Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. Refer to notes 13 and 19 for further information on these items.

(29)

Other matters that provide additional context for considering our liquidity position are discussed below.

WE USE OFF-BALANCE SHEET ARRANGEMENTS in the ordinary course of business to improve shareowner returns. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Our securitization transactions are similar to those used by many financial institutions. In a typical transaction, assets are sold by the transferor to a special purpose entity, which purchases the assets with cash raised through issuance of beneficial interests (usually debt instruments) to third party investors. Investors in the beneficial interests usually have recourse to the assets in the special purpose entities (SPEs) and often benefit from credit enhancements supporting the assets (such as overcollateralization). The SPE may also hold derivatives, such as interest rate swaps, in order to match the interest rate characteristics of the assets with those of the beneficial interests. An example is an interest rate swap converting fixed rate assets to variable rate to match floating rate debt instruments issued by the SPE.

     Historically, we have used both sponsored and third-party entities to execute securitization transactions in the commercial paper and term markets. With our adoption of FIN 46 on July 1, 2003, consolidating $36.3 billion of assets and $35.8 billion of liabilities in certain sponsored entities, we stopped executing new securitization transactions with those entities. We continue to engage in securitization transactions with third party conduits and through public market term securitizations.

     Assets held by SPEs include: receivables secured by equipment, commercial real estate and other assets; credit card receivables; and trade receivables. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans, and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base. In certain transactions, the credit quality of assets transferred is enhanced by providing credit support. Off-balance sheet assets securitized totaled $21.9 billion and $49.6 billion at December 31, 2003 and 2002, respectively. This comparison is significantly affected by the consolidation of a majority of our sponsored and supported securitization entities.

     In order to provide comparative information about our overall securitization activities, the disclosures that follow describe all entities used for securitization, including those that were recently consolidated under FIN 46.

     We provide financial support related to assets held by certain SPEs through liquidity agreements, credit support, and guarantee and reimbursement contracts. Net 2004 credit and liquidity support amounted to $21.3 billion at January 1, 2004, down from $26.5 billion a year earlier. Of the total, $18.4 billion relates to assets and debt that were consolidated under FIN 46. The $21.3 billion includes credit support, in which we provide recourse for a maximum of $12.5 billion of credit losses in SPEs. Of this amount, $8.6 billion related to assets that were consolidated under FIN 46. Potential credit losses are provided for in our financial statements. Based on management's best estimate of probable losses inherent in the portfolio of assets that remain off-balance sheet, our financial statements included $0.1 billion representing fair value of recourse obligations at year-end 2003. See note 20.

     We periodically enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in note 21.

     We have extensive experience in evaluating economic, liquidity and credit risk. In view of this experience, the high quality of assets in these entities, the historically robust quality of commercial paper markets, and the historical reliability of controls applied to both asset servicing and to activities in the credit markets, we believe that, under

(30)

any reasonable future economic developments, the likelihood is remote that any financial support arrangements could have an adverse economic effect on our financial position or results of operations.

Debt instruments, guarantees and covenants

The major debt rating agencies routinely evaluate our debt. These agencies have given us the highest debt ratings (long-term rating AAA/Aaa; short-term rating A-1+/P-1). One of our strategic objectives is to maintain these ratings as they serve to lower our cost of funds and to facilitate our access to a variety of lenders. We manage our businesses in a fashion that is consistent with maintaining our Triple-A ratings.

     We have distinct business characteristics that the major debt rating agencies evaluate both quantitatively and qualitatively.

Quantitative measures include:

  Earnings and profitability, including earnings quality, revenue growth, the breadth and diversity of sources of income and return on assets,

  Asset quality, including delinquency and write-off ratios and reserve coverage,

  Funding and liquidity, including cash generated from operating activities, leverage ratios such as debt to capital, market access, back-up liquidity from banks and other sources, composition of total debt and interest coverage, and

  Capital adequacy, including required capital and tangible leverage ratios.

Qualitative measures include:

  Franchise strength, including competitive advantage and market conditions and position,

  Strength of management, including experience, corporate governance and strategic thinking, and

  Financial reporting quality, including clarity, completeness and transparency of all financial performance communications.

Our ratings are supported contractually by a GE commitment to maintain the ratio of earnings to fixed charges at a specified level.

     Before 2003, we maintained a capital structure that included about $8 of debt for each $1 of equity -- a "leverage ratio" of 8:1. For purposes of measuring segment profit, each of our financial services businesses was also assigned debt and interest costs on the basis of that consolidated 8:1 leverage ratio. As of January 1, 2003, we extended a business-specific, market-based leverage to the performance measurement of each of our financial services businesses. As a result, at January 1, 2003, debt of $12.5 billion previously allocated to the segments was allocated to the All Other GECS segment. We refer to this as "parent supported debt."

     During 2003, a total of $4.6 billion of such debt was eliminated, reducing the total to $7.9 billion at year end. This reduction was the result of the following:

(31)

  The decision of our Board of Directors to reduce dividend payments to GE Capital Services to 10% of operating earnings ($1.7 billion),

  Strategic dispositions of Edison Life and U.S. Auto and Home assets and FGIC ($1.7 billion),

  Rationalization of other insurance related activities including disposition of certain originated mortgages ($0.7 billion), and

  The continuing strategy to optimize fleet mix, age and size at Equipment Management ($0.5 billion).

     We remain on track to eliminate parent supported debt by the end of 2005. Proceeds from further strategic dispositions, including Genworth, will continue to be evaluated when and if they are received, but we anticipate using at least some of those proceeds to reduce financial services debt.

     During 2003, we declared special dividends to GE through GECS of $2.7 billion which related to the strategic dispositions in the Insurance segment ($1.7 billion) and more efficient capital management programs ($1.0 billion).

     We issued $51.1 billion of long-term debt in the U.S. and 13 international markets in 2003 with maturities ranging from two years to 37 years bearing fixed and floating interest rates. This debt was issued to both institutional investors and retail investors.

     These funds were used primarily for maturing long-term debt, acquisitions and asset growth, with the remainder used to reduce the amount of commercial paper outstanding. We anticipate issuing approximately $50 billion to $60 billion of long-term debt using both U.S. and international institutional and retail markets during 2004. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

Following is our debt composition:
December 31	2003	2002

Senior Notes	56%	53%
Commercial Paper	26	29
Current portion of long-term debt	13	14
Other -- bank and other retail deposits	5	4

Total	100%	100%

We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets and the liquidity profile of our debt. GE Capital is the most widely held name in global commercial paper markets.

(32)

     We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but include $57.2 billion of contractually committed lending agreements with 85 highly rated global banks and investment banks, an increase of $3.1 billion since December 31, 2002. See note 11.

     Beyond contractually committed lending agreements, other sources of liquidity include medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets, and potential asset sales.

PRINCIPAL DEBT CONDITIONS are described below.

  If our long-term credit rating under certain swap, forward and option contracts falls below A-/A3, certain remedies are required as discussed in note 19.

  If our ratio of earnings to fixed charges, which was 1.86:1 at the end of 2003, were to deteriorate to 1.10:1 or, upon redemption of certain preferred stock, our ratio of debt to equity, which was 6.20:1 at the end of 2003, were to exceed 8:1, GE has committed to contribute capital to us. GE also has guaranteed our subordinated debt with a face amount of $0.7 billion at December 31, 2003, and 2002.

The following three conditions relate to securitization SPEs and apply to entities that were consolidated upon adoption of FIN 46 on July 1, 2003, that are reported in the caption "Consolidated, liquidating securitization entities":

  If our short-term credit rating or certain consolidated SPEs discussed further in note 20 were to fall below A-1/P-1, we would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we would be required to provide in the event of such a downgrade is determined by contract, and amounted to $19.9 billion at January 1, 2004. Amounts related to non-consolidated SPEs were $2.1 billion.

  If our long-term credit rating were to fall below AA/Aa2, we would be required to provide substitute credit support or liquidate the consolidated SPEs. The maximum amount that we would be required to substitute in the event of such a downgrade is determined by contract, and amounted to $1.4 billion at December 31, 2003.

  For certain transactions, if our long-term credit rating were to fall below A/A2 or BBB+/Baa1 or our short-term credit rating were to fall below A-2/P-2, we could be required to provide substitute credit support or fund the undrawn commitment. We could be required to provide up to $3.2 billion in the event of such a downgrade based on terms in effect at December 31, 2003.

(33)

The following condition relates to the Trinity SPEs, which are reported in the captions "Investment securities" and "Insurance liabilities, reserves and annuity benefits":

  If our long-term credit rating were to fall below AA-/Aa3 or our short-term credit rating were to fall below A-1+/P-1, we could be required to provide up to $1.2 billion to the Trinity SPEs and could be required to repay up to $4.1 billion of the Trinity's guaranteed investment contracts based on terms in effect at December 31, 2003.

In our history, we have never violated any of the above conditions. We believe that under any reasonable future economic developments, the likelihood that any such arrangements could have a significant effect on our operations, cash flows or financial position is remote.

COMMERCIAL AVIATION is an industry in which we have a significant ongoing interest. As has been widely reported, this industry has been under pressure, but has undertaken steps to reduce unused capacity and align costs. Consequently, during 2003, major U.S. and European airlines achieved moderate improvements in operations, including traffic, revenues and load factors. Our customers that had been operating at losses generally reduced those losses in 2003, and their year end cash positions were improved.

     At December 31, 2003, we had the following positions related to our global commercial aviation business, principally in our Commercial Finance segment:

  1,239 commercial aircraft, of which 1,236 were on lease,

  $29.0 billion of loans and leases,

  $2.2 billion of investment securities including $0.3 billion in our insurance businesses and $0.2 billion in the Trinity SPEs,

  $1.2 billion of funding commitments,

  $13.5 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft. We had 104 aircraft ($4.5 billion) scheduled for delivery in 2004, of which 101 were under agreement to commence operations with commercial airline customers.

Regional jets, with capacity for 50-90 passengers, have had a significant effect on the commercial aviation industry in recent years. These jets have enabled airlines to replace less efficient equipment, both turboprop and older, narrow-bodied jets. At December 31, 2003, our fleet included 278 regional jets, diversifying our total aircraft holdings. Commercial Finance has capitalized on the trend toward regional jets through leases. We believe that we continue to offer a suitable range of equipment that is attractive to the industry.

     UAL Corp. and Air Canada, the parent companies of two of our major airline customers, are experiencing significant financial difficulties and both filed for reorganization in bankruptcy. UAL Corp filed for bankruptcy protection in 2002 and Air Canada filed in Canada on April 1, 2003. At December 31, 2003, our total exposure related to these airlines amounted to $4.0 billion, including loans, leases, investment securities and commitments. Various

(34)

Boeing, Airbus and Bombardier aircraft secure substantially all of these financial exposures. Included in this exposure is a $0.7 billion debtor-in-possession financing commitment to Air Canada. Another major airline customer, US Airways Group, parent of US Airways, filed for reorganization in bankruptcy in 2002 but emerged from bankruptcy on March 31, 2003. At December 31, 2003, our total exposure related to US Airways amounted to $2.5 billion, including leases, loans, investment securities and commitments. Atlas Air Worldwide Holdings Inc. (Atlas Air) filed for reorganization in bankruptcy in January 2004. At December 31, 2003, our total exposure to Atlas Air was $1.0 billion of operating leases, secured loans and investment securities. Our financial statements include provisions for probable losses based on our best estimates of such losses.

     Commercial Finance tests the recoverability of its commercial aircraft operating lease portfolio as described on page 36, and recognized impairment losses of $0.2 billion in each of the last two years.

CRITICAL ACCOUNTING ESTIMATES

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

LOSSES ON FINANCING RECEIVABLES are recognized when they are incurred. Our best estimate of such probable losses requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our lending and leasing experience and the extensive data we accumulate and analyze facilitate estimates that have been reliable over time. Our actual loss experience was in line with expectations for 2003, 2002 and 2001. While losses depend to a large degree on future economic conditions, we do not anticipate significant adverse credit development in 2004. Further information is provided in the financing receivables section on page 26, and in notes 1, 5, 6 and, for special purpose entities, in note 20.

ASSET IMPAIRMENT assessment involves various estimates and assumptions as follows:

Investments. We regularly review investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, our ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. We perform comprehensive market research and analysis and monitor market conditions to identify potential impairments. Further information about actual and potential impairment losses is provided on page 25 and in note 4.

Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

(35)

     Commercial aircraft are a significant concentration of assets in our Commercial Finance business, and are particularly subject to market fluctuations. Therefore we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee's credit standing changes. Future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on current market values from independent appraisers.

Goodwill and Other Identified Intangible Assets. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow methodology. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

     If this analysis indicates goodwill is impaired, measuring its impairment requires a fair value estimate of each identified tangible and intangible asset. In this case we supplement the cash flow approach discussed above with independent appraisals, as appropriate.

     We test other identified intangible assets with defined useful lives and subject to amortization by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We test intangible assets with indefinite lives annually for impairment using a fair value methodology such as discounted cash flows.

     Further information is provided on page 27 and in notes 1, 4, 8 and 9.

INSURANCE LIABILITIES AND RESERVES differ for short and long-duration insurance contracts. Short-duration contracts such as property and casualty policies are accounted for based on actuarial estimates of losses inherent in that period's claims, including losses for which claims have not yet been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Measurement of long-duration insurance liabilities (such as guaranteed renewable term, whole life and long-term care insurance policies) also is based on approved actuarial methods that include assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments. Historical insurance industry experience indicates that a greater degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts than exists for long-duration mortality exposures. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time--often many years--that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to coverage often being provided on an "excess-of-loss" basis and the resulting lags in receiving current claims data.

(36)

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

CERTAIN SIGNIFICANT ACCOUNTING POLICIES do not involve the same level of measurement uncertainties as those discussed above, but are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, financial instruments and business combinations require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators; based on their tentative conclusions, significant changes to GAAP, and therefore to certain of our accounting policies, are possible in the future. Also see note 1, Summary of Significant Accounting Policies, which discusses accounting policies that we have selected from acceptable alternatives.

OTHER INFORMATION

New Accounting Standards

In December 2003, the FASB modified FIN 46, Consolidation of Variable Interest Entities with FIN 46R, which amended FIN 46 and deferred its application in certain cases. Our adoption of FIN 46 on July 1, 2003, was unchanged by FIN 46R. However, on January 1, 2004, we will adopt FIN 46R, adding approximately $1.5 billion to our total assets and liabilities. No cumulative or significant future effect on our earnings or equity will result from this change.

Financial Measures that Supplement GAAP

We sometimes refer to data derived from consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered "non-GAAP financial measures" under SEC regulations. Specifically, we have referred to net revenues (revenues from services less interest and other financial charges) of the Commercial Finance, Consumer Finance and Equipment Management segments. We provided reconciliations of net revenues to reported revenues for these segments on pages 16, 18 and 19. Because net revenues is a common industry measure of margin, these disclosures will enable investors to compare the results of our businesses to others in the same industry.

(37)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about potential effects of changes in interest rates and currency exchange on us is discussed in the Exchange rate and interest rate risk section of Item 7.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
General Electric Capital Corporation:

We have audited the consolidated financial statements of General Electric Capital Corporation (GECC) and consolidated affiliates as listed in Item 15. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of GECC management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Corporation and consolidated affiliates at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, GECC in 2003 changed its method of accounting for variable interest entities, in 2002 changed its method of accounting for goodwill and other intangible assets and in 2001 changed its methods of accounting for derivative instruments and hedging activities and impairment of certain beneficial interests in securitized assets.

 /s/ KPMG LLP

Stamford, Connecticut

February 6, 2004

(38)

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF EARNINGS

For the years ended December 31 (In millions)	2003	2002	2001

REVENUES
Revenues from services (note 2)	$49,995	$45,523	$45,421
Consolidated, liquidating securitization entities (note 20)	693	--	--
Sales of goods	2,228	3,296	3,627

Total revenues	52,916	48,819	49,048

EXPENSES
Interest	9,546	9,544	10,025
Operating and administrative (note 3)	15,149	13,175	13,465
Insurance losses and policyholder and annuity benefits	8,510	8,275	8,171
Cost of goods sold	2,119	3,039	3,266
Provision for losses on financing receivables (note 6)	3,612	2,978	2,312
Depreciation and amortization of equipment on operating leases (including buildings and equipment) (note 8)	4,594	4,248	3,931
Minority interest in net earnings of consolidated affiliates	64	95	84
Consolidated, liquidating securitization entities (note 20)	500	--	--

Total expenses	44,094	41,354	41,254

EARNINGS BEFORE INCOME TAXES AND ACCOUNTING CHANGES	8,822	7,465	7,794
Provision for income taxes (note 13)	(1,590)	(960)	(1,734)

EARNINGS BEFORE ACCOUNTING CHANGES	7,232	6,505	6,060
Cumulative effect of accounting changes (note 1)	(339)	(1,015)	(158)

NET EARNINGS	$6,893	$5,490	$5,902

STATEMENT OF CHANGES IN SHAREOWNER'S EQUITY

(In millions)	2003	2002	2001

CHANGES IN SHAREOWNER'S EQUITY (note 16)
Balance at January 1	$39,753	$31,563	$26,073

Dividends and other transactions with shareowner	(4,466)	2,462	607

Changes other than transactions with shareowner:
Increases attributable to net earnings	6,893	5,490	5,902
Investment securities - net	508	1,392	(223)
Currency translation adjustments - net	3,212	(27)	36
Derivatives qualifying as hedges - net	341	(1,127)	(832)

Total changes other than transactions with shareowner	10,954	5,728	4,883

Balance at December 31	$46,241	$39,753	$31,563

The notes to consolidated financial statements on pages 42-84 are an integral part of these statements.

(39)

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF FINANCIAL POSITION

At December 31 (In millions)	2003	2002

ASSETS
Cash and equivalents	$9,719	$6,983
Investment securities (note 4)	92,480	89,807
Financing receivables (note 5)
Time sales and loans, net of deferred income	169,683	141,775
Investment in financing leases, net of deferred income	59,933	58,994

	229,616	200,769
Allowance for losses on financing receivables (note 6)	(6,198)	(5,447)

Financing receivables -- net	223,418	195,322
Insurance receivables -- net (note 7)	11,952	14,273
Other receivables	16,351	16,388
Inventories	197	208
Equipment on operating leases (including buildings and equipment) (note 8)	38,615	35,060
Intangible assets -- net (note 9)	22,610	20,916
Consolidated, liquidating securitization entities (note 20)	26,468	--
Other assets (note 10)	64,618	60,485

TOTAL ASSETS	$506,428	$439,442

LIABILITIES AND SHAREOWNER'S EQUITY
Short-term borrowings (note 11)	$126,105	$122,745
Long-term borrowings (note 11)	160,579	138,858

Total borrowings	286,684	261,603
Accounts payable	14,124	10,250
Insurance liabilities, reserves and annuity benefits (note 12)	100,449	99,537
Consolidated, liquidating securitization entities (note 20)	25,721	--
Other liabilities	20,700	15,919
Deferred income taxes (note 13)	10,411	10,546

TOTAL LIABILITIES	458,089	397,855

Minority interest in equity of consolidated affiliates (note 14)	2,098	1,834

Variable cumulative preferred stock, $100 par value, liquidation preference $100,000 per share (33,000 shares authorized; 26,000 shares issued and outstanding at December 31, 2003 and 2002)	3	3
Common stock, $4 par value (4,166,000 and 3,866,000 shares authorized at December 31, 2003 and 2002, respectively and 3,985,403 and 3,837,825 shares issued and outstanding at December 31, 2003 and 2002, respectively)	16	15
Additional paid-in capital	14,236	14,231
Retained earnings	29,445	27,024
Accumulated gains/(losses) -- net:
Investment securities (a)	1,538	1,030
Currency translation adjustments (a)	2,621	(591)
Derivatives qualifying as hedges (a)	(1,618)	(1,959)

Total shareowner's equity (note 16)	46,241	39,753

TOTAL LIABILITIES AND SHAREOWNER'S EQUITY	$506,428	$439,442

(a)

The sum of accumulated gains/(losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," as shown in note 16, and was $2,541 million and $(1,520) million at year-end 2003 and 2002, respectively.

The notes to consolidated financial statements on pages 42-84 are an integral part of this statement.

(40)

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)	2003	2002	2001

CASH FLOWS -- OPERATING ACTIVITIES
Net earnings	$6,893	$5,490	$5,902
Adjustments to reconcile net earnings to cash provided from operating activities:
Cumulative effect of accounting changes	339	1,015	158
Depreciation and amortization of equipment on operating leases (including buildings and equipment)	4,594	4,248	3,931
Provision for losses on financing receivables	3,612	2,978	2,312
Amortization of goodwill	--	--	617
Deferred income taxes	683	1,277	705
Decrease (increase) in inventories	(35)	62	396
Increase (decrease) in accounts payable	2,793	(2,120)	3,914
Increase in insurance liabilities and reserves	1,372	5,539	3,499
Consolidated, liquidating securitization entities	386	---	--
All other operating activities	1,413	1,536	(4,092)

CASH FROM OPERATING ACTIVITIES	22,050	20,025	17,342

CASH FLOWS -- INVESTING ACTIVITIES
Net increase in financing receivables (note 17)	(14,322)	(18,285)	(12,975)
Equipment on operating leases (including buildings and equipment)
-- additions	(7,243)	(11,346)	(13,443)
-- dispositions	4,615	6,227	7,504
Payments for principal businesses purchased, net of cash acquired	(10,537)	(12,300)	(10,993)
Consolidated, liquidating securitization entities (note 20)	9,375	--	--
All other investing activities (note 17)	(553)	(12,368)	(6,499)

CASH USED FOR INVESTING ACTIVITIES	(18,665)	(48,072)	(36,406)

CASH FLOWS -- FINANCING ACTIVITIES
Net increase (decrease) in borrowings (maturities of 90 days or less)	(3,520)	(35,348)	23,424
Newly issued debt (maturities longer than 90 days) (note 17)	59,838	96,044	30,738
Repayments and other reductions (maturities longer than 90 days) (note 17)	(42,804)	(38,586)	(36,051)
Dividends paid	(4,472)	(2,020)	(2,042)
Consolidated, liquidating securitization entities (note 20)	(9,761)	--	--
All other financing activities (note 17)	70	8,156	3,960

CASH FROM (USED FOR) FINANCING ACTIVITIES	(649)	28,246	20,029

INCREASE IN CASH AND EQUIVALENTS DURING YEAR	2,736	199	965
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	6,983	6,784	5,819

CASH AND EQUIVALENTS AT END OF YEAR	$9,719	$6,983	$6,784

The notes to consolidated financial statements on pages 42-84 are an integral part of this statement.

(41)

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

Our financial statements consolidate all of our affiliates--companies that we control and in which we hold a majority voting interest. All outstanding common stock of the Parent is owned by General Electric Capital Services, Inc. (GE Capital Services or GECS), all of whose common stock is owned, directly or indirectly, by General Electric Company (GE Company or GE). In 2003, as we describe on page 46, we added certain non-affiliates that we do not control to our consolidated financial statements because of new accounting requirements that require consolidation of entities based on holding qualifying residual interests.

     Associated companies are companies that we do not control but over which we have significant influence, most often because we hold a shareholder voting position of 20% to 50%. Results of associated companies are presented on a "one-line" basis.

Financial statement presentation

We have reclassified certain prior-year amounts to conform to this year's presentation. Effects of transactions between related companies are eliminated.

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

Revenues from Services (earned income)

We use the interest method to recognize income on all loans. Interest on time sales and loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). Nonearning loans are loans on which we have stopped accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. We recognize interest income on nonearning loans either as cash is collected or on a cost-recovery basis as conditions warrant. We resume accruing interest on nonearning, non-restructured Commercial Finance loans only when (a) payments are brought current according to the loan's original terms and (b) future payments are reasonably assured. When we agree to restructured terms with the borrower, we resume accruing interest only when reasonably assured that we will recover full contractual payments, and pass underwriting reviews equivalent to those to which we subject new loans. We resume accruing interest on nonearning Consumer Finance loans only upon receipt of the third consecutive minimum monthly payment or the equivalent. Specific limits restrict the number of times any particular type of delinquent loan may be categorized as non-delinquent and interest accrual resumed.

     We record financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values of leased assets are based primarily on periodic independent appraisals of the values of leased assets remaining at expiration of the lease terms. Significant assumptions we use in estimating

(42)

residual values include estimated net cash flows over the remaining lease term, results of future remarketing, and future component part and scrap metal prices, discounted at an appropriate rate.

      We recognize operating lease income on a straight-line basis over the terms of underlying leases.

     Fees include commitment fees related to loans that we do not expect to fund and line-of-credit fees. We record these fees in earned income on a straight-line basis over the period to which they relate. We record syndication fees in earned income at the time related services are performed unless significant contingencies exist.

     See pages 44-46 for a discussion of income from investment and insurance activities.

Depreciation and amortization

The cost of our equipment leased to others on operating leases is amortized on a straight-line basis to estimated residual value over the lease term or over the estimated economic life of the equipment. See note 8.

Losses on financing receivables

Our allowance for losses on financing receivables represents our best estimate of probable losses inherent in the portfolio. Our method of calculating estimated losses depends on the size, type and risk characteristics of the related receivables.

     Our consumer loan portfolio consists of homogeneous card receivables, installment loans, auto loans and leases and residential mortgages. The allowance for losses on these receivables is based on ongoing statistical analyses of our historical experience adjusted for the effects of economic cycles.

     Our allowance for losses on our commercial and equipment loan and lease portfolios is based on relevant observable data that include, but are not limited to, historical experience; loan stratification by portfolio and, when applicable, geography; collateral type; credit class or program type; size of the loan balance; and delinquency. In certain commercial loan and lease portfolios, we review all loans based on a number of monitored risk factors other than size, including collateral value, financial performance of the borrower, aging and bankruptcy. We stratify portfolios in which we believe that it is informative to differentiate between small and large balance loans depending on geography and portfolio. For loans deemed individually impaired, we determine allowances using the present values of expected future cash flows. If repossession is expected to be a source of repayment, we estimate the fair value of that collateral using independent appraisals when necessary.

     Delinquencies are the clearest indication of a developing loss, and we monitor delinquency rates closely in all of our portfolios. Experience is not available with new products; therefore, while we are developing that experience, we set loss allowances based on our experience with the most closely analogous products in our portfolio. When we repossess collateral in satisfaction of a commercial loan, we write the receivable down against the allowance for losses. We transfer the asset to "Other assets" and carry it at the lower of cost or estimated fair value less costs to sell.

Cash and Equivalents

Debt securities with original maturities of three months or less are included in cash equivalents unless designated as available for sale and classified as investment securities.

(43)

Investment Securities

We report investments in debt and marketable equity securities, and equity securities at our insurance affiliates, at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Substantially all investment securities are designated as available for sale with unrealized gains and losses included in shareowner's equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment based on criteria that include the extent to which investment's carrying value exceeds its related market value, the duration of the market decline, our ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

Inventories

All inventories are stated at the lower of cost or realizable values. Inventories consist of finished products held for sale. Cost is determined on a first-in, first-out basis.

Intangible Assets

As of January 1, 2002, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment (the "component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

     We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required.

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

(44)

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

LIABILITIES FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES represent our best estimate of the ultimate obligations for reported claims plus those IBNR and the related estimated claim settlement expenses for all claims incurred through December 31 of each year.  Specific reserves -- also referred to as case reserves -- are established for reported claims using case-basis evaluations of the underlying claim data and are updated as further information becomes known.  IBNR reserves are determined using generally accepted actuarial reserving methods that take into account historical loss experience data and, as appropriate, certain qualitative factors.  IBNR reserves are adjusted to take into account certain additional factors that can be expected to affect the liability for claims over time, such as changes in the volume and mix of business written, revisions to contract terms and conditions, changes in legal precedents or developed case law, trends in healthcare and medical costs, and general inflation levels. Settlement of complex claims routinely involves threatened or pending litigation to resolve disputes as to coverage, interpretation of contract terms and conditions or fair compensation for damages suffered. These disputes are settled through negotiation, arbitration, or actual litigation. Recorded reserves incorporate our best estimate of the effect that ultimate resolution of such disputes have on both claims payments and related settlement expenses. Liabilities for unpaid claims and claims adjustment expenses are continually reviewed and adjusted; such adjustments are included in current operations and accounted for as changes in estimates.

DEFERRED ACQUISITION COSTS. Costs that vary with and are directly related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized as follows:

  Short-Duration Contracts - Acquisition costs consist of commissions, brokerage expenses and premium taxes and are amortized ratably over the contract periods in which the related premiums are earned.

(45)

  Long-Duration Contracts - Acquisition costs consist of first-year commissions in excess of recurring renewal commissions, certain variable sales expenses and certain support costs such as underwriting and policy issue expenses. For traditional long-duration insurance contracts, we amortize these costs over the respective contract periods in proportion to either anticipated premium income, or, in the case of limited-payment contracts, estimated benefit payments. For investment contracts and universal life contracts, amortization of these costs is based on estimated gross profits and is adjusted as those estimates are revised.

We review deferred acquisition costs periodically for recoverability considering anticipated investment income.

PRESENT VALUE OF FUTURE PROFITS. The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance policies is recorded as the present value of future profits and is amortized over the respective policy terms in a manner similar to deferred acquisition costs. We adjust unamortized balances to reflect experience and impairment, if any.

Accounting Changes

We adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, on July 1, 2003, and consolidated certain entities in our financial statements for the first time. New balance sheet captions, "Consolidated, liquidating securitization entities," included $36.3 billion of assets and $35.8 billion of liabilities at transition related to entities involved in securitization arrangements. Given their unique nature and the fact that their activities have been discontinued, they are classified in separate financial statement captions. Further information about these entities is provided in note 20. In addition, $14.1 billion and $1.0 billion were added to "Investment securities" and "Other receivables", respectively, at transition for investment securities related to guaranteed investment contracts (GICs) issued by Trinity, a group of sponsored special purpose entities. The related GIC liabilities of $14.7 billion, consolidated at transition, are displayed in "Insurance liabilities, reserves and annuity benefits." As issuance of GICs by these entities is likely to continue in the future, we have displayed these investment securities in financial statement captions consistent with like items of our Insurance businesses. Our consolidation of these entities resulted in a $339 million after-tax accounting charge to net earnings and is reported in the caption "Cumulative effect of accounting changes." This charge resulted from several factors. For entities consolidated based on carrying amounts, the effect of changes in interest rates resulted in transition losses on interest rate swaps that did not qualify for hedge accounting before transition. Losses also arose from the FIN 46 requirement to record carrying amounts of assets in certain securitization entities as if those entities had always been consolidated, requiring us to eliminate certain previously recognized gains. For certain other entities that we were required to consolidate at their July 1, 2003, fair values, we recognized a loss on consolidation because their liabilities, including the fair value of interest rate swaps, exceeded independently appraised fair values of the related assets.

     In 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized but is tested for impairment using a fair value methodology. Using the required reporting unit basis, we tested all of our goodwill for impairment as of January 1, 2002, and recorded a non-cash charge of $1.204 billion ($1.015 billion after tax). Substantially all of the charge related to the IT Solutions business and the U.S. Auto and Home business. Factors contributing to the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. No impairment charge had been required under our previous goodwill impairment policy, which was based on undiscounted cash flows.

(46)

     In 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. Further information about derivatives and hedging is provided in note 19. The cumulative transition effect of adopting this accounting change at January 1, 2001, was a $38 million reduction of net earnings and $810 million reduction in equity.

     Also in 2001, we adopted Emerging Issues Task Force (EITF) Issue 99-20. Under this consensus, impairment of certain retained interests in securitized assets must be recognized when (a) the asset's fair value is below its carrying value, and (b) it is probable that there has been an adverse change in estimated cash flows. The cumulative effect of adopting EITF 99-20 at January 1, 2001, was a one-time reduction of net earnings of $120 million.

NOTE 2. REVENUES FROM SERVICES

(In millions)	2003	2002	2001

Premiums earned by insurance businesses	$8,618	$8,655	$8,347
Interest on time sales and loans	16,404	13,723	11,741
Operating lease rentals	7,123	6,812	6,753
Investment income	5,003	4,224	4,949
Financing leases	3,988	4,334	4,323
Fees	3,292	2,777	2,363
Other income	5,567	4,998	6,945

Total	$49,995	$45,523	$45,421

     For insurance businesses, the effects of reinsurance on premiums written and premiums earned were as follows:

	Premiums written			Premiums earned

(In millions)	2003	2002	2001	2003	2002	2001

Direct	$8,669	$8,972	$8,092	$8,650	$8,525	$8,075
Assumed	1,028	1,125	1,056	1,089	1,133	1,055
Ceded	(949)	(980)	(776)	(1,121)	(1,003)	(783)

Total	$8,748	$9,117	$8,372	$8,618	$8,655	$8,347

NOTE 3. OPERATING AND ADMINISTRATIVE EXPENSES

Our employees and retirees are covered under a number of pension, health and life insurance plans. The principal pension plan is the GE Company Pension Plan, a defined benefit plan. Employees of certain affiliates are covered under separate pension plans which are not significant individually or in the aggregate. We provide health and life insurance benefits to certain of our retired employees, principally through GE Company's benefit program. The annual cost to us of providing these benefits is not material.

     Rental expense relating to equipment we lease from others for the purpose of subleasing was $338 million in 2003, $378 million in 2002 and $400 million in 2001. Other rental expense was $527 million in 2003, $571 million

(47)

in 2002 and $570 million in 2001, principally for the rental of office space and data processing equipment. At December 31, 2003, minimum rental commitments under noncancelable operating leases aggregated $4,147 million; $724 million in 2004; $595 million in 2005; $511 million in 2006; $487 million in 2007; $400 million in 2008 and $1,430 million thereafter. As a lessee, we have no material lease agreements classified as capital leases.

     Amortization of deferred acquisition costs charged to operations in 2003, 2002 and 2001 was $1,206 million, $1,104 million and $939 million, respectively.

NOTE 4. INVESTMENT SECURITIES

(In millions)	Amortized Cost	Gross Unrealized gains	Gross Unrealized losses	Estimated fair value

December 31, 2003
Debt:
U.S. corporate	$45,238	$2,336	$(630)	$46,944
State and municipal	3,794	185	(2)	3,977
Mortgage-backed	11,274	219	(76)	11,417
Asset-backed	11,542	185	(74)	11,653
Corporate -- non-U.S.	10,371	453	(65)	10,759
Government -- non-U.S.	2,312	67	(9)	2,370
U.S. government and federal agency	1,386	50	(18)	1,418
Equity	3,656	363	(77)	3,942

Total	$89,573	$3,858	$(951)	$92,480

December 31, 2002
Debt:
U.S. corporate	$47,784	$2,257	$(1,424)	$48,617
State and municipal	6,408	217	(21)	6,604
Mortgage-backed	8,987	347	(41)	9,293
Asset-backed	4,019	100	(25)	4,094
Corporate -- non-U.S.	10,642	466	(198)	10,910
Government -- non-U.S.	3,783	216	(51)	3,948
U.S. government and federal agency	1,311	57	(17)	1,351
Equity	5,206	156	(372)	4,990

Total	$88,140	$3,816	$(2,149)	$89,807

(48)

 The following table presents the gross unrealized losses on, and estimated fair value of, our investment securities, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, at December 31, 2003.

Less than 12 months			12 months or more

(In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

Debt:
U.S. corporate	$6,320	$(219)	$1,882	$(411)
State and municipal	213	(2)	2	--
Mortgage-backed	3,375	(70)	127	(6)
Asset-backed	1,982	(18)	1,476	(56)
Corporate -- non-U.S.	1,341	(49)	97	(16)
Government -- non-U.S.	67	(5)	10	(4)
U.S. government and federal agency	210	(18)	--	--
Equity	203	(45)	44	(32)

Total	$13,711	$(426)	$3,638	$(525)

Of the $525 million of investment securities in an unrealized loss position for twelve months or more, approximately $342 million relates to securities collateralized by commercial aircraft, of which approximately $275 million are enhanced equipment trust certificates. Commercial aircraft positions are in a loss position as a result of ongoing negative market reaction to commercial airline industry difficulties. We review all of our investment securities routinely for other than temporary impairment as described on page 44. In accordance with that policy, we provide for all amounts that we do not expect either to collect in accordance with the contractual terms of the instruments or to recover based on underlying collateral values.

     A substantial portion of our mortgage-backed securities are collateralized by U.S. residential mortgages.

CONTRACTUAL MATURITIES OF OUR INVESTMENT IN DEBT SECURITIES (EXCLUDING MORTGAGE-BACKED AND ASSET-BACKED SECURITIES)

(In millions)	Amortized cost	Estimated fair value

Due in:
2004	$6,261	$6,300
2005-2008	14,492	14,880
2009-2013	15,499	15,959
2014 and later	26,849	28,329

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or pre-pay certain obligations.

(49)

Supplemental information about gross realized gains and losses on investment securities follows.

	2003	2002	2001
(In millions)
Gains	$890	$1,143	$1,234
Losses, including impairments	(729)	(1,120)	(713)

Net	$161	$23	$521

Proceeds from securities sales amounted to $20,505 million, $31,344 million and $24,171 million in 2003, 2002 and 2001, respectively.

NOTE 5.  FINANCING RECEIVABLES (INVESTMENTS IN TIME SALES, LOANS AND FINANCING LEASES)

December 31 (In millions)	2003	2002

COMMERCIAL FINANCE
Equipment	$58,985	$60,692
Commercial and industrial	38,946	35,675
Real estate	20,171	20,984
Commercial aircraft	12,424	11,397

	130,526	128,748
CONSUMER FINANCE
Non U.S. installment, revolving credit and other	34,440	23,655
Non U.S. residential	19,593	9,731
Non U.S. auto	18,668	15,113
U.S. installment, revolving credit and other	15,882	13,684
Other	5,432	3,225

	94,015	65,408
Other, principally Equipment Management	5,075	6,613

	229,616	200,769
Less allowance for losses (note 6)	(6,198)	(5,447)

Total	$223,418	$195,322

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

(50)

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

 NET INVESTMENT IN FINANCING LEASES

	Total financing leases		Direct financing leases		Leveraged leases

December 31 (In millions)	2003	2002	2003	2002	2003	2002

Total minimum lease payments receivable	$86,173	$87,625	$56,702	$55,764	$29,471	$31,861
Less principal and interest on third-party nonrecourse debt	(22,144)	(24,249)	--	--	(22,144)	(24,249)

Net rentals receivable	64,029	63,376	56,702	55,764	7,327	7,612

Estimated unguaranteed residual value of leased assets	8,810	8,944	5,135	5,169	3,675	3,775
Less deferred income	(12,906)	(13,326)	(9,130)	(9,377)	(3,776)	(3,949)

Investment in financing leases	59,933	58,994	52,707	51,556	7,226	7,438

Less amounts to arrive at net investment
Allowance for losses	(803)	(851)	(707)	(749)	(96)	(102)
Deferred taxes	(9,815)	(9,378)	(5,314)	(5,174)	(4,501)	(4,204)

Net investment in financing leases	$49,315	$48,765	$46,686	$45,633	$2,629	$3,132

(51)

CONTRACTUAL MATURITIES

(In Millions)	Total time sales and loans	Net rentals receivable

Due in:
2004	$54,572	$16,076
2005	27,689	12,920
2006	23,086	9,899
2007	13,922	6,734
2008	12,632	4,027
2009 and later
	37,782	14,373

Total	$169,683	$64,029

We expect actual maturities to differ from contractual maturities.

"Impaired" loans are defined by generally accepted accounting principles as large balance loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans follows.

December 31 (In millions)	2003	2002

Loans requiring allowance for losses	$932	$1,136
Loans expected to be fully recoverable	1,355	837

	$2,287	$1,973

Allowance for losses	$378	$395
Average investment during year	2,187	1,732
Interest income earned while impaired (a)	33	16

(a)	Recognized principally on cash basis.

(52)

NOTE 6. ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

(In millions)	2003	2002	2001

BALANCE AT JANUARY 1
Commercial Finance	$2,601	$2,491	$1,668
Consumer Finance	2,762	2,137	2,099
Other	84	106	195

	5,447	4,734	3,962

PROVISION CHARGED TO OPERATIONS
Commercial Finance	857	1,074	727
Consumer Finance	2,694	1,861	1,506
Other	61	43	79

	3,612	2,978	2,312

OTHER ADDITIONS(a)	686	693	584
GROSS WRITE-OFFS
Commercial Finance	(1,286)	(1,226)	(531)
Consumer Finance	(3,044)	(2,278)	(1,941)
Other	(61)	(92)	(147)

	(4,391)	(3,596)	(2,619)
RECOVERIES
Commercial Finance	122	91	65
Consumer Finance	710	534	417
Other	12	13	13

	844	638	495

BALANCE AT DECEMBER 31
Commercial Finance	2,186	2,601	2,491
Consumer Finance	3,959	2,762	2,137
Other	53	84	106

Balance at December 31	$6,198	$5,447	$4,734

(a)

Includes $206 million, $483 million and $687 million related to acquisitions and $480 million, $210 million and $(103) million related to the net effects of exchange rates in 2003, 2002 and 2001, respectively.

(53)

SELECTED FINANCING RECEIVABLES RATIOS

December 31	2003	2002

ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES AS A PERCENTAGE OF TOTAL FINANCING RECEIVABLES
Commercial Finance	1.67%	2.02%
Consumer Finance	4.21	4.22
Other	1.04	1.27
Total	2.70	2.71

NONEARNING AND REDUCED EARNING FINANCING RECEIVABLES AS A PERCENTAGE OF TOTAL FINANCING RECEIVABLES
Commercial Finance	1.3%	1.7%
Consumer Finance	2.6	2.4
Other	1.4	1.2
Total	1.8	1.9

NOTE 7. INSURANCE RECEIVABLES

December 31 (In millions)	2003	2002

Reinsurance recoverables	$2,381	$2,560
Commercial mortgage loans	6,165	5,358
Premiums receivable	507	812
Residential mortgage loans	1,258	1,919
Corporate and individual loans - Edison Life	--	1,801
Policy loans	1,138	1,422
Funds on deposit with reinsurers	4	15
Other	596	521
Allowance for losses	(97)	(135)

Total	$11,952	$14,273

(54)

NOTE 8. EQUIPMENT ON OPERATING LEASES (INCLUDING BUILDINGS AND EQUIPMENT)

December 31 (In millions)	Estimated Useful Lives	2003	2002

ORIGINAL COST (a)
Buildings and equipment	1-40	$4,574	$4,510
Equipment leased to others
Aircraft	6-19	23,065	20,053
Vehicles	3-12	16,600	13,349
Railroad rolling stock	3-30	3,356	3,376
Mobile and modular	3-20	3,164	2,994
Construction and manufacturing	3-25	1,562	1,326
All other	2-35	2,881	2,859

Total		$55,202	$48,467

NET CARRYING VALUE
Buildings and equipment		$2,695	$2,743
Equipment leased to others

Aircraft(b)		19,093	17,030
Vehicles		9,745	8,481
Railroad rolling stock		2,220	2,309
Mobile and modular		1,814	1,632
Construction and manufacturing		1,120	1,010
All other		1,928	1,855

Total		$38,615	$35,060

(a)	Includes $1.8 billion and $1.4 billion of assets leased to GE as of December 31, 2003 and 2002, respectively.
(b)

Commercial Finance recognized impairment losses of $0.2 billion in 2003 and 2002 recorded in the caption "Depreciation and amortization of equipment on operating leases (including buildings and equipment)" in the Statement of Earnings to reflect adjustments to fair value based on current market values from independent appraisers.

Amortization of equipment leased to others was $4,162 million, $3,868 million and $3,458 million in 2003, 2002 and 2001, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 2003 are due as follows:

(In millions)

Due in
2004	$5,261
2005	4,662
2006	3,426
2007	2,373
2008	1,661
After 2008	5,673

Total	$23,056

(55)

NOTE 9.  INTANGIBLE ASSETS

December 31 (In millions)	2003	2002

Goodwill	$19,741	$17,399
Present value of future profits (PVFP)	1,259	2,078
Capitalized software	695	770
Other intangibles	915	669

Total	$22,610	$20,916

Intangible assets are net of accumulated amortization of $10,616 million in 2003 and $9,788 million in 2002.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	2003			2002

December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

PVFP	$4,092	$(2,833)	$1,259	$4,754	$(2,676)	$2,078
Capitalized software	1,348	(653)	695	1,269	(499)	770
Servicing assets (a)	3,538	(3,391)	147	3,580	(3,238)	342
Patents, licenses and other	304	(201)	103	283	(158)	125
All other	1,074	(413)	661	539	(341)	198

Total	$10,356	$(7,491)	$2,865	$10,425	$(6,912)	$3,513

(a)

Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $14 billion and $33 billion at December 31, 2003 and 2002, respectively.

Indefinite-lived intangible assets were $4 million at December 31, 2003 and 2002, respectively and related primarily to patents, licenses and other.

     Amortization expense related to intangible assets, excluding goodwill, for 2003 and 2002, was $785 million and $1,465 million, respectively. The estimated percentage of the December 31, 2003, net PVFP balance to be amortized over each of the next five years follows.

2004	2005	2006	2007	2008

9.3%	8.7%	8.0%	7.3%	6.7%

(56)

Change in PVFP balances follow.

(In millions)	2003	2002

Balance at January 1	$2,078	$2,033
Acquisitions	20	265
Dispositions	(574)	--
Accrued interest (a)	58	69
Amortization	(262)	(333)
Other	(61)	44

Balance at December 31	$1,259	$2,078

(a)	Interest was accrued at a rate of 3.8% and 3.7% for 2003 and 2002, respectively.

Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in 2003 or 2002.

     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

     The amount of goodwill amortization included in net earnings (net of income taxes) in 2001 was $474 million. The effects on earnings of excluding such goodwill amortization from 2001 follow.

(In millions)	2001

Net earnings, as reported	$5,902

Net earnings, excluding goodwill amortization	$6,376

(57)

Changes in goodwill balances, net of accumulated amortization, follow.

2003

(In millions)	Commercial Finance	Consumer Finance	Equipment Management	Insurance	All Other GECS and Eliminations	Total

Balance January 1	$7,987	$5,562	$1,242	$4,176	$(1,568)	$17,399
Acquisitions/purchase accounting adjustments(a)	121	1,294	91	12	---	1,518
Foreign exchange and other	82	923	6	(96)	(91)	824

Balance December 31	$8,190	$7,779	$1,339	$4,092	$(1,659)	$19,741

	2002

(In millions)	Commercial Finance	Consumer Finance	Equipment Management	Insurance	All Other GECS and Eliminations	Total

Balance January 1	$6,235	$3,826	$1,160	$3,372	$(119)	$14,474
Transition Impairment	--	--	--	--	(1,204)	(1,204)
Acquisitions/purchase accounting adjustments(a)	1,684	1,286	31	542	(88)	3,455
Foreign exchange and other	68	450	51	262	(157)	674

Balance December 31	$7,987	$5,562	$1,242	$4,176	$(1,568)	$17,399

(a)

The amount of goodwill related to new acquisitions recorded during 2003 was $1,382 million, the largest of which was First National Bank ($680 million) by Consumer Finance. The amount of goodwill related to purchase accounting adjustments during 2003 was $136 million, primarily associated with the 2002 acquisitions of Australian Guarantee Corporation at Consumer Finance and Security Capital Group at Commercial Finance. The amount of goodwill related to new acquisitions recorded during 2002 was $2,283 million, the largest of which was Australian Guarantee Corporation ($621 million) by Consumer Finance. The amount of goodwill related to purchase accounting adjustments during 2002 was $1,172 million, primarily associated with the 2001 acquisition of Heller Financial, Inc. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company's policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

(58)

NOTE 10.  OTHER ASSETS

December 31 (In millions)	2003	2002

Investments
Associated companies (a)	$12,919	$11,586
Real estate (b)	13,280	14,339
Assets held for sale (c)	1,833	2,998
Other	7,752	4,593

	35,784	33,516

Separate accounts (see note 12)	16,447	14,537
Deferred acquisition costs	5,966	6,204
Derivative instruments (d)	1,782	1,776
Other	4,639	4,452

Total	$64,618	$60,485

(a)	Includes advances to associated companies which are non-controlled, non-consolidated equity investments.
(b)

Our investment in real estate consists principally of two categories: real estate held for investment and equity method investments. Both categories contain a wide range of properties including the following at December 31, 2003: office buildings (24%), self storage facilities (20%), apartment buildings (17%), retail facilities (14%), industrial properties (8%), franchise properties (7%), parking facilities (7%) and other (3%). At December 31, 2003, investments were located in North America (59%), Europe (25%) and Asia (16%).

(c) These assets held for sale were accounted for at the lower of carrying amount or each asset's fair value less costs to sell.
(d)	Amounts are stated at fair value in accordance with SFAS 133. We discuss the types of derivative instruments and how we use them in note 19.

Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 12.

NOTE 11. BORROWINGS

SHORT-TERM BORROWINGS	2003			2002

December 31 (In millions)	Amount	Average rate	(a)	Amount	Average rate	(a)

Commercial paper -- U.S.	$58,801	1.11%		$58,888	1.51%
Commercial paper -- non-U.S.	15,062	2.93		17,610	3.41
Current portion of long-term debt	37,880	3.32		35,545	4.19
Other	14,362			10,702

Total	$126,105			$122,745

LONG-TERM BORROWINGS

	2003
December 31 (In millions)	Average rate	(a)	Maturities	2003	2002

Senior notes	3.39%		2005-2055	$147,387	$125,893
Extendible notes	1.27		2007-2008	12,229	12,000
Subordinated notes (b)	7.52		2005-2014	963	965

Total				$160,579	$138,858

(a)				Based on year-end balances and year-end local currency interest rates, including the effects of interest rates and currency swaps, if any, directly associated with the original debt issuance.
(b)				At year-end 2003 and 2002, $0.7 billion of subordinated notes were guaranteed by GE.

(59)

Our borrowings are addressed below from the perspectives of liquidity, interest rate and currency risk management. Additional information about borrowings and associated swaps can be found in note 19.

LIQUIDITY is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2004	2005		2006	2007	2008

	$37,880	$45,456	(a)	$28,671	$18,140	$13,141

(a)	Floating rate extendible notes of $12.2 billion are due in 2005, but are extendible at the investor's option to a final maturity in 2007 ($12.0 billion) or 2008 ($0.2 billion).

Committed credit lines totaling $57.2 billion had been extended to us by 85 banks at year-end 2003. Included in this amount was $48.3 billion provided directly to us and $8.9 billion provided by 22 banks to GE to which we also have access. Our lines include $19.9 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. The remaining $37.3 billion are 364-day lines of which $26.9 billion contain a term-out feature that allows us to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but compensation amounts were insignificant in each of the past three years.

INTEREST RATE AND CURRENCY RISK is managed through the direct issuance of debt or use of derivatives. We take positions in view of anticipated behavior of assets, including prepayment behavior. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives. Effective interest rates were lower under these "synthetic" positions than could have been achieved by issuing debt directly. The following table shows our borrowing positions considering the effects of currency and interest rate swaps.

EFFECTIVE BORROWINGS (INCLUDING SWAPS)	2003		2002

December 31 (In millions)	Amount	Average rate	Amount

Short-term (a)	$60,623	1.79%	$54,430

Long-term (including current portion)
Fixed rate (b)	$118,133	4.85%	$117,510
Floating rate	107,928	1.96	89,048

Total long-term	$226,061		$206,558

(a)	Includes commercial paper and other short-term debt.
(b)

Includes fixed-rate borrowings and $25.5 billion ($32.8 billion in 2002) notional long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 2003, interest rate swap maturities ranged from 2004 to 2048, including swap maturities for hedges of commercial paper that ranged from 2004 to 2024. The use of commercial paper swaps allows us to match our actual asset profile more efficiently and provides more flexibility as it does not depend on investor demand for particular maturities.

(60)

NOTE 12. INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

December 31 (In millions)	2003	2002

Investment contracts and universal life benefits	$52,659	$40,788
Life insurance benefits (a)	24,240	35,402
Unpaid claims and claims adjustment expenses (b)	3,232	4,604
Unearned premiums	3,871	4,206
Separate accounts (see note 10)	16,447	14,537

Total	$100,449	$99,537

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 1.2% to 7.5% in 2003 and 1.5% to 7.15% in 2002.
(b)

Principally property and casualty reserves amounting to $0.6 billion and $1.7 billion at December 31, 2003 and 2002, respectively. Includes amounts for both reported and incurred-but-not-reported claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.

When insurance affiliates cede insurance to third parties, we are not relieved of our primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required.

     We recognize reinsurance recoveries as a reduction of the statement of earnings caption "Insurance losses and policyholder and annuity benefits." Reinsurance recoveries were $816 million, $664 million and $503 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The insurance liability for unpaid claims and claims adjustment expenses related to policies that may cover environmental and asbestos exposures is based on known facts and an assessment of applicable law and coverage litigation. Liabilities are recognized for both known and unasserted claims, (including the cost of related litigation) when sufficient information has been developed to indicate that a claim has been incurred and a range of potential losses can be reasonably estimated. Developed case law and adequate claim history do not exist for certain claims principally due to significant uncertainties as to both the level of ultimate losses that will occur and what portion, if any, will be deemed to be insured amounts.

(61)

A summary of activity affecting unpaid claims and claims adjustment expenses, principally in property and casualty lines, follows.

(In millions)	2003	2002	2001

Balance at January 1 -- gross	$4,604	$4,299	$4,143
Less reinsurance recoverables	(604)	(557)	(542)

Balance at January 1 -- net	4,000	3,742	3,601

Claims and expenses incurred:
Current year	2,257	3,818	3,147
Prior years	(112)	(145)	(156)
Claims and expenses paid:
Current year	(1,394)	(2,069)	(1,801)
Prior years	(847)	(1,336)	(1,258)
Claim reserves related to acquired companies	-	6	-
Other	(1,080)	(16)	209

Balance at December 31 -- net	2,824	4,000	3,742

Add reinsurance recoverables	408	604	557

Balance at December 31 -- gross	$3,232	$4,604	$4,299

Claims and expenses incurred--prior years represents additional losses (adverse development) recognized in any year for loss events that occurred before the beginning of that year. Our Mortgage Insurance business experienced favorable development during the three-year period, primarily reflecting continued strength in certain real estate markets and the success of our loss containment initiatives.

     Financial guarantees and credit life risk of insurance affiliates are summarized below.

December 31 (In millions)	2003	2002

Guarantees, principally on municipal bonds and asset-backed securities	$-	$224,924
Mortgage insurance risk in force	146,627	101,530
Credit life insurance risk in force	25,728	23,283
Less reinsurance	(2,207)	(38,883)

Total	$170,148	$310,854

Certain insurance affiliates offer insurance guaranteeing the timely payment of scheduled principal and interest on municipal bonds and certain asset-backed securities. Substantially all of this business was conducted by Financial Guaranty Insurance Company (FGIC), which we sold in the fourth quarter of 2003. Other insurance affiliates provide insurance to protect residential mortgage lenders from severe financial loss caused by the non-payment of loans and issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of their overall risk management process, insurance affiliates cede to third parties a portion of their risk associated with these guarantees. In doing so, they are not relieved of their primary obligation to policyholders.

(62)

NOTE 13. INCOME TAXES

The provision for income taxes is summarized in the following table.

(In millions)	2003	2002	2001

Current tax expense (benefit)	$907	$(317)	$1,029
Deferred tax expense from temporary differences	683	1,277	705

	$1,590	$960	$1,734

We are included in the consolidated U.S. federal income tax return which GE Company files. The provision for current tax expense includes our effect on the consolidated return.

     Current tax expense (benefit) includes amounts applicable to U.S. federal income taxes of $150 million, $(932) million and $300 million in 2003, 2002 and 2001, respectively, and amounts applicable to non-U.S. jurisdictions of $754 million, $606 million and $697 million in 2003, 2002 and 2001, respectively. Deferred tax expense related to U.S. federal income taxes was $319 million, $846 million, and $722 million in 2003, 2002 and 2001, respectively.

     Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

     We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2003, were approximately $13.2 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

     U.S. income before taxes and the cumulative effect of accounting changes was $3.1 billion in 2003, $2.0 billion in 2002 and $3.9 billion in 2001. The corresponding amounts for non-U.S. based operations were $5.7 billion in 2003, $5.5 billion in 2002, and $3.9 billion in 2001.

A reconciliation of the U.S. federal statutory tax rate to the actual tax rate is provided below.

(63)

RECONCILIATION OF U.S. FEDERAL STATUTORY TAX RATE TO ACTUAL TAX RATE.

	2003	2002	2001

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Amortization of goodwill	--	--	0.6
Tax-exempt income	(1.5)	(2.0)	(2.1)
Tax on international activities including exports	(11.3)	(13.5)	(5.3)
Kidder Peabody tax settlement	--	(2.2)	--
GE Financial Assurance tax settlement	--	(2.0)	--
Fuels credits	(1.3)	(1.9)	(1.3)
Americom / Rollins goodwill	--	--	(2.9)
All other -- net	(2.9)	(0.5)	(1.8)

	(17.0)	(22.1)	(12.8)

Actual income tax rate	18.0%	12.9%	22.2%

Principal components of our net liability/(asset) representing deferred income tax balances are as follows:

December 31 (In millions)	2003	2002

ASSETS
Allowance for losses	$2,024	$1,534
Insurance reserves	619	1,122
Derivatives qualifying as hedges	969	1,180
AMT credit carryforward	351	597
Other	5,160	2,311

Total deferred tax assets	9,123	6,744

LIABILITIES
Financing leases	9,815	9,378
Operating leases	3,494	3,659
Deferred acquisition costs	1,233	1,212
Other	4,992	3,041

Total deferred tax liabilities	19,534	17,290

NET DEFERRED INCOME TAX LIABILITY	$10,411	$10,546

NOTE 14.  MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes preferred stock issued by our affiliates. The preferred stock primarily pays cumulative dividends at variable rates. Value of the preferred shares is summarized below.

December 31 (In millions)	2003	2002

GE Capital affiliates	$1,841	$1,588

Dividend rates in local currency on the preferred stock ranged from 0.98% to 5.65% during 2003 and from 1.46% to 6.20% during 2002.

(64)

NOTE 15.  RESTRICTED NET ASSETS OF AFFILIATES

Certain of our consolidated affiliates are restricted from remitting funds to us in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At December 31, 2003 and 2002, net assets of our regulated affiliates amounted to $35.5 billion and $34.2 billion, respectively, of which $26.0 billion and $28.5 billion, respectively, was restricted.

     At December 31, 2003 and 2002, the aggregate statutory capital and surplus of the insurance businesses totaled $9.8 billion and $11.2 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

(65)

NOTE 16.  SHAREOWNER'S EQUITY

(In millions)	2003	2002	2001

VARIABLE CUMULATIVE PREFERRED STOCK ISSUED	$3	$3	$3

COMMON STOCK ISSUED	$16	$15	$15

ACCUMULATED NONOWNER CHANGES OTHER THAN EARNINGS
Balance at January 1	(1,520)	(1,758)	(739)
Cumulative effect of adopting SFAS 133 -- net of deferred taxes of $(505)	--	--	(810)
Investment securities -- net of deferred taxes of $371, $725, and $69 (a)	613	1,407	116
Currency translation adjustments -- net of deferred taxes of $(1,410), $(15) and $19	3,208	(27)	36
Derivatives qualifying as hedges -- net of deferred taxes of $(387), $(805) and $(413)	(717)	(1,999)	(525)
Reclassification adjustments -
Investment securities -- net of deferred taxes of $(56), $(8) and $(182)	(105)	(15)	(339)
Currency translation adjustments	4	--	--
Derivatives qualifying as hedges -- net of deferred taxes of $593, $190 and $381	1,058	872	503

Balance at December 31	$2,541	$(1,520)	$(1,758)

OTHER CAPITAL
Balance at January 1	$14,231	$9,749	$7,100
Contributions (b)	6	4,482	2,649
Common Stock Issued	(1)	--	--

Balance at December 31	$14,236	$14,231	$9,749

RETAINED EARNINGS
Balance at January 1	$27,024	$23,554	$19,694
Net earnings	6,893	5,490	5,902
Dividends (b)	(4,472)	(2,020)	(2,042)

Balance at December 31	$29,445	$27,024	$23,554

TOTAL SHAREOWNER'S EQUITY	$46,241	$39,753	$31,563

(a)

This category includes $(9) million and $(22) million, net of deferred taxes of $(4) million and $(14) million in 2003 and 2002, respectively for minimum pension liabilities on certain pension plans other than the principal pension plans.

(b)	Total dividends and other transactions with the shareowner reduced equity by $4,466 million in 2003 and increased equity by $2,462 million and $607 million in 2002 and 2001, respectively.

All common stock is owned by GE Capital Services, all of the common stock of which is in turn owned, directly or indirectly, by GE Company.

     The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowner's equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period.

(66)

NOTE 17. SUPPLEMENTAL CASH FLOWS INFORMATION

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

(67)

Certain supplemental information related to our cash flows is shown below.

For the years ended December 31 (In millions)	2003	2002	2001

FINANCING RECEIVABLES
Increase in loans to customers	$(261,039)	$(205,634)	$(135,458)
Principal collections from customers -- loans	226,739	181,604	116,598
Investment in equipment for financing leases	(22,167)	(19,382)	(20,272)
Principal collections from customers -- financing leases	17,515	15,319	12,096
Net change in credit card receivables	(11,379)	(19,843)	(15,230)
Sales of financing receivables	36,009	29,651	29,291

	$(14,322)	$(18,285)	$(12,975)

ALL OTHER INVESTING ACTIVITIES
Purchases of securities by insurance and annuity businesses	$(27,777)	$(46,148)	$(35,071)
Dispositions and maturities of securities by insurance and annuity businesses	25,760	37,219	28,189
Proceeds from principal business dispositions	3,193	--	2,572
Other	(1,729)	(3,439)	(2,189)

	$(553)	$(12,368)	$(6,499)

NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90 DAYS
Short-term (91 to 365 days)	$1,576	$1,796	$12,622
Long-term (longer than one year)	57,471	93,026	16,104
Proceeds -- nonrecourse, leveraged lease debt	791	1,222	2,012

	$59,838	$96,044	$30,738

REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES LONGER THAN 90 DAYS
Short-term (91 to 365 days)	$(38,634)	$(32,950)	$(29,195)
Long-term (longer than one year)	(3,388)	(5,297)	(6,582)
Principal payments -- nonrecourse, leveraged lease debt	(782)	(339)	(274)

	$(42,804)	$(38,586)	$(36,051)

ALL OTHER FINANCING ACTIVITIES
Proceeds from sales of investment contracts	$9,337	$7,806	$8,113
Redemption of investment contracts	(9,267)	(6,556)	(6,802)
Capital contributions from GE Capital Services	--	4,500	2,649
Cash received upon assumption of insurance liabilities	--	2,406	--

	$70	$8,156	$3,960

CASH (PAID) RECOVERED DURING THE YEAR FOR:
Interest	$(9,981)	$(9,114)	$(10,246)
Income taxes	1,769	1,707	(269)

(68)

NOTE 18.  OPERATING SEGMENTS

Our operating segments are organized based on the nature of products and services provided. The accounting policies for these segments are the same as those described in note 1. We evaluate the performance of our operating segments primarily on the basis of earnings before accounting changes. Details of total revenues and earnings before accounting changes by operating segment are provided in the consolidated table on page 15 of this report. Other specific information is provided as follows.

	Total revenues			Intersegment revenues			External revenues

For the years ended December 31 (In millions)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Commercial Finance	$18,550	$17,545	$15,623	$121	$55	$21	$18,429	$17,490	$15,602
Consumer Finance	12,734	9,833	8,995	17	12	12	12,717	9,821	8,983
Equipment Management	4,709	4,713	4,848	37	33	33	4,672	4,680	4,815
Insurance	14,663	14,021	14,674	28	8	10	14,635	14,013	14,664
All Other GECS	2,260	2,707	4,908	(203)	(108)	(76)	2,463	2,815	4,984

Total	$52,916	$48,819	$49,048	$--	$--	$--	$52,916	$48,819	$49,048

For the years ended December 31 (In millions)	Depreciation and amortization			(a)	Provision for income taxes

	2003	2002	2001		2003	2002	2001

Commercial Finance	$2,142	$2,003	$1,461		$787	$749	$771
Consumer Finance	276	232	178		485	457	422
Equipment Management	2,127	1,904	1,976		(26)	92	(125)
Insurance	374	363	439		762	369	780
All Other GECS	284	209	378		(418)	(707)	(114)

Total	$5,203	$4,711	$4,432		$1,590	$960	$1,734

(69)

	Interest on time sales and loans			Interest expense

For the years ended December 31 (In millions)	2003	2002	2001	2003	2002	2001

Commercial Finance	$5,580	$5,205	$4,231	$5,569	$5,739	$5,738
Consumer Finance	10,257	7,957	6,815	2,683	2,105	2,068
Equipment Management	35	48	25	741	812	905
Insurance	495	445	553	368	325	408
All Other GECS	37	68	117	185	563	906

Total	$16,404	$13,723	$11,741	$9,546	$9,544	$10,025

	Assets At December 31			Additions to equipment on operating leases (including buildings and equipment) (b) For the years ended December 31

(In millions)	2003	2002	2001	2003	2002	2001

Commercial Finance (c)	$204,525	$193,260	$169,768	$4,113	$7,159	$8,768
Consumer Finance (c)	105,935	75,885	62,110	191	221	195
Equipment Management (c)	25,596	25,279	24,954	3,854	2,606	5,161
Insurance	118,033	131,199	110,324	11	41	26
All Other GECS	52,339	13,819	13,920	231	1,355	398

Total	$506,428	$439,442	$381,076	$8,400	$11,382	$14,548

(a)	Excludes amortization of goodwill.
(b)	Additions to equipment on operating leases (including buildings and equipment) include amounts relating to principal businesses purchased.
(c)

Total assets of the Commercial Finance, Consumer Finance, and Equipment Management segments at December 31, 2003, include investments in and advances to non-consolidated affiliates of $6,856 million, $979 million and $4,805 million, respectively, which contributed approximately $346 million, $32 million and $168 million, respectively, to segment pre-tax income for the year ended December 31, 2003.

Revenues originating from operations based in the United States were $29,786 million, $27,511 million and $28,860 million in 2003, 2002 and 2001, respectively. Revenues originating from operations based outside the United States were $23,130 million, $21,308 million and $20,188 million in 2003, 2002 and 2001, respectively.

     Long-lived assets -- equipment on leases including buildings and equipment -- associated with operations based in the United States were $11,854 million, $10,894 million and $10,203 million at year-end 2003, 2002 and 2001, respectively. Long-lived assets associated with operations based outside the United States were $26,761 million, $24,166 million and $20,812 million at year-end 2003, 2002 and 2001, respectively.

(70)

NOTE 19.  DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Derivatives and Hedging

Exchange rate and interest rate risks are managed with a variety of straightforward techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are acquiring. We apply strict policies to manage each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities.

     To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures of correlation. If a hedge relationship becomes ineffective, it no longer qualifies as a hedge. Any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in the fair value of the derivative, are recognized in earnings.

Cash flow hedges

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate assets, floating rate liabilities or from certain types of forecasted transactions, and can arise from changes in interest rates or currency exchange rates. For example, we often borrow at a variable rate of interest to fund our businesses. If Commercial Finance needs the funds to make a floating rate loan, there is no exposure to interest rate changes, and no hedge is necessary. However, upon making a fixed rate loan, we will contractually commit to pay a fixed rate of interest to a counterparty who will pay us a variable rate of interest (an "interest rate swap"). We then designate this swap as a cash flow hedge of the associated variable rate borrowing. If, as expected, the derivative is perfectly effective in offsetting variable interest in the borrowing, we record changes in its fair value in a separate component in equity, then release those changes to earnings contemporaneously with the earnings effects of the hedged item. Further information about hedge effectiveness is provided on page 72.

     We use currency forwards and options to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions. These instruments permit us to eliminate the cash flow variability, in local currency, of costs or selling prices denominated in currencies other than the functional currency. In addition, we use these instruments, along with interest rate and currency swaps, to optimize borrowing costs and investment returns. For example, currency swaps and non-functional currency borrowings together provide lower funding costs than could be achieved by issuing debt directly in a given currency.

     At December 31, 2003, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $1,618 million, of which we expect to transfer $432 million to earnings in 2004 along with the earnings effects of the related forecasted transactions. At December 31, 2003, the amount of unrecognized losses related to cash flow hedges of short-term borrowings was $2,066 million. In 2003, there were no forecasted transactions that failed to occur. At December 31, 2003, the maximum term of derivative instruments that hedge forecasted transactions, other than interest rate swaps designated as hedges of commercial paper (discussed in note 11), was 24 months.

(71)

Fair value hedges

Fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. For example, we will use an interest rate swap in which we receive a fixed rate of interest and pay a variable rate of interest to change the cash flow profile of a fixed rate borrowing to match the variable rate financial asset that it is funding. We record changes in fair value of derivatives designated and effective as fair value hedges in earnings, offset by corresponding changes in the fair value of the hedged item.

     We use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the effect of interest rate and currency exchange rate changes on local and nonfunctional currency denominated fixed-rate borrowings and certain types of fixed-rate assets. Fair value adjustments decreased the carrying amount of debt outstanding at December 31, 2003, by $1,671 million. We use equity options to hedge price changes in investment securities and, at Insurance, equity-indexed annuity liabilities.

Net investment hedges

Net investment hedges are hedges that use derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. We manage currency exposures that result from net investments in affiliates principally by funding assets denominated in local currency with debt denominated in that same currency. In certain circumstances, we manage such exposures with currency forwards and currency swaps.

Derivatives not designated as hedges

We must meet specific criteria in order to apply any of the three forms of hedge accounting. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting as described in the following paragraph. We also will occasionally receive derivatives, such as equity warrants, in the ordinary course of business. Derivatives that do not qualify for hedge accounting are marked to market through earnings.

     We use option contracts, including caps, floors and collars, as an economic hedge of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. We occasionally obtain equity warrants as part of sourcing or financing transactions. Although these instruments are considered to be derivatives, their economic risk is similar to, and managed on the same basis as, other equity instruments we hold.

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

(72)

December 31 (In millions)	2003	2002

Cash Flow Hedges
Ineffectiveness	$(18)	$(22)
Amounts excluded from the measure of effectiveness	--	--

Fair Value Hedges
Ineffectiveness	1	2
Amounts excluded from the measure of effectiveness	--	--

Counterparty credit risk

The risk that counterparties to derivative contracts will default and not make payments to us according to the terms of the agreements is counterparty credit risk. We manage counterparty credit risk on an individual counterparty basis, which means that we net exposures on transactions by counterparty where legal right of offset exists to determine the amount of exposure to each counterparty. When a counterparty exceeds credit exposure limits (see table below), as measured by current market value of the derivative contract, no additional transactions are permitted to be executed until the exposure with that counterparty is reduced to an amount that is within the established limits. Swaps are required to be executed under master agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

     To further mitigate credit risk, in certain cases we have entered into collateral arrangements that provide us with the right to hold collateral when the current market value of derivative contracts exceeds an exposure threshold. Under these arrangements, we may receive U.S. Treasury and other highly-rated securities or cash to secure our exposure to counterparties; such collateral is available to us in the event that a counterparty defaults. From an economic standpoint, we evaluate credit risk exposures and compliance with credit exposure limits net of such collateral. If the downgrade provisions had been triggered at December 31, 2003, we could have been required to disburse up to $3.6 billion and could have claimed $1.8 billion from counterparties (including $1.3 billion of collateral that has been pledged to us).

     Fair values of our derivative assets and liabilities represent the replacement value of existing derivatives at market prices and can change significantly from period to period based on, among other factors, market movements and changes in our positions. At December 31, 2003 and 2002, gross fair value gains amounted to $4.6 billion and $4.3 billion, respectively. At December 31, 2003 and 2002, gross fair value losses amounted to $6.4 billion and $6.5 billion, respectively.

     The following tables illustrate our policy relating to exposure limits to counterparties.

(73)

COUNTERPARTY CREDIT CRITERIA

Credit rating

	Moody's	S&P

Foreign exchange forwards less than one year	P-1	A-1
Other derivatives less than one year	Aa3 (a)	AA-- (a)
All derivatives between one and five years	Aa3 (a)	AA-- (a)
All derivatives greater than five years	Aaa (a)	AAA (a)

(a) Counterparties that have an obligation to provide collateral to cover credit exposure in accordance with a credit support agreement must have a minimum A3/A- rating

EXPOSURE LIMITS

(In millions)	Exposure

	Less than one year	Greater than one year

Minimum rating		With collateral	Without collateral

Aaa/AAA	$150	$100	$75
Aa3/AA--	150	50	50
A3/A--	150	5	Not allowed

(74)

FINANCIAL INSTRUMENTS

	2003				2002

			Assets (liabilities)				Assets (liabilities)

December 31 (In millions)	Notional amount		Carrying amount (net)	Estimated fair value	Notional amount		Carrying amount (net)	Estimated fair value

Assets
Time sales and loans	$	(a)	$164,306	$163,606	$	(a)	$137,203	$138,838
Other commercial and residential mortgages		(a)	8,759	9,085		(a)	8,093	8,461
Consolidated, liquidating securitization entities (b)		(a)	26,468	26,474		(a)	--	--
Other financial instruments		(a)	2,472	2,473		(a)	6,317	6,319
Liabilities
Borrowings (c) (d)		(a)	(286,684)	(290,998)		(a)	(261,603)	(271,057)
Investment contract benefits		(a)	(32,718)	(32,525)		(a)	(36,068)	(35,700)
Insurance -- financial guarantees and credit life (e)		170,148	(3,789)	(3,535)		310,854	(3,598)	(3,499)
Consolidated, liquidating securitization entities (b)		(a)	(25,721)	(25,714)		(a)	--	--
Other firm commitments
Ordinary course of business lending commitments (f)
Fixed rate		2,158	--	--		842	--	--
Variable rate		8,923	--	--		11,114	--	--
Unused revolving credit lines
Commercial
Fixed rate		3,396	--	--		8,879	--	--
Variable rate		23,167	--	--		19,646	--	--
Consumer -- principally credit cards
Fixed rate		106,173	--	--		123,933	--	--
Variable rate		121,806	--	--		122,836	--	--

(a)				These financial instruments do not have notional amounts.
(b)				See note 20.
(c)				Includes effects of interest rate swaps.
(d)				See note 11.
(e)				See note 12.
(f)				Excludes inventory financing arrangements which may be withdrawn at our option of $4.2 billion and $4.7 billion as of December 31, 2003 and 2002, respectively.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities, separate accounts and derivative financial instruments. Other assets and liabilities -- those not carried at fair value -- are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. Although we have made every effort to represent accurate fair values in this section, it would be unusual if the estimates could actually have been realized at December 31, 2003 or 2002.

A description of how we estimate fair values follows.

(75)

Time sales and loans

Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

Borrowings

Based on discounted future cash flows using current market rates which are comparable to market quotes.

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

NOTE 20. SECURITIZATION ENTITIES

We securitize financial assets in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both supported and third-party entities to execute securitization transactions funded in the commercial paper and term bond markets.

The following table represents assets in securitization entities both consolidated and off-balance sheet.

December 31 (In millions)	2003	2002

Receivables secured by:
Equipment	$15,616	$13,926
Commercial real estate	15,046	12,482
Other assets	9,119	12,000
Credit card receivables	8,581	10,466
Other trade receivables	--	693

Total securitized assets	$48,362	$49,567

On-balance sheet assets in securitization
entities (a)	$26,468	$--
Off-balance sheet (b) (c)
Supported entities	4,092	40,536
Other	17,802	9,031

Total securitized assets	$48,362	$49,567

(a)

Related credit and liquidity support amounted to $18.4 billion, net of $5.3 billion of participated liquidity and arrangements that defer liquidity beyond 2005. This amount includes credit support, in which we provide recourse for a maximum of $8.6 billion at December 31, 2003.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $0.1 billion and $0.3 billion at December 31, 2003 and 2002, respectively.
(c)

At December 31, 2003 and 2002, related credit and liquidity support amounted to $2.9 billion and $26.5 billion, respectively, net of participated liquidity and arrangements that defer liquidity beyond one year which amounted to $1.0 billion and $13.0 billion, respectively. These amounts include credit support of $3.9 billion and $15.2 billion at December 31, 2003 and 2002, respectively.

(76)

Securitized assets that are on-balance sheet were consolidated on July 1, 2003, upon adoption of FIN 46, Consolidation of Variable Interest Entities. Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Use of the assets is restricted by terms of governing documents, and their liabilities are not our legal obligations. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. Given their unique nature the entities are classified in separate financial statement captions, "Consolidated, liquidating securitization entities."

     We continue to engage in off-balance sheet securitization transactions with third party entities and to use public market, term securitizations. Further information about these activities is provided on page 80.

(77)

ON-BALANCE SHEET ARRANGEMENTS

     The following tables summarize the revenues, expenses, assets, liabilities and cash flows associated with consolidated securitization entities.

(In millions)	2003

REVENUES(a)
Interest on time sales and loans	$511
Financing leases	129
Other	53

Total	$693

EXPENSES(a)
Interest	$386
Costs and expenses(b)	114

Total	$500

(a)	Entities consolidated on July 1, 2003.
(b)	Includes minority interest expense of $20 million.

December 31 (In millions)	2003

ASSETS
Cash	$684
Debt securities	1,566
Financing receivables(a) (b)	21,877
Other	2,341

Total	$26,468

LIABILITIES
Short-term borrowings(c)	$22,842
Long-term notes payable(d)	1,948
Other liabilities	517
Minority interest	414

Total	$25,721

(a)	Includes $0.9 billion of retained interests associated with securitized assets now consolidated.
(b)	At July 1, 2003, the carrying amount of financing receivables was recorded net of a previously recorded recourse obligation of $0.1 billion.
(c)	Primarily commercial paper with original maturities less than one year. Average interest rate of 1.1%, including the effect of interest rate swaps designated and effective as hedges.
(d)	Weighted average rate of 2.0%; matures between 2005 and 2007.

The portfolio of financing receivables consists of loans and financing lease receivables secured by equipment, commercial real estate and other assets; credit card receivables; and trade receivables. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans, and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base. Under terms of credit and liquidity support agreements with these entities, when predefined triggers are met related to asset credit quality or a put is exercised by beneficial interest holders, we may be required to repurchase financing receivables. Upon such repurchases, the underlying receivable is classified as "Financing receivables" (disclosed in note 5).

(78)

     Financing receivables includes $3,827 million of direct financing leases, an analysis of which follows.

December 31 (In millions)	2003

DIRECT FINANCING LEASES
Total minimum lease payments receivable	$4,192
Estimated unguaranteed residual value of leased assets	14
Less deferred income	(379)

Investment in financing leases	$3,827

A schedule of changes in the financing receivables balance since we adopted FIN 46 follows.

(In millions)	2003

Balance at July 1	$31,395
Net collections	(9,150)
Net write-offs	(42)
Credit and liquidity support repurchases	(54)
All other	(272)

Balance at December 31	$21,877

Although we expect actual maturities to differ from contractual maturities, the following table summarizes the contractual maturities of financing receivables in our consolidated securitization entities.

Contractual maturities

(In millions)	Total time sales and loans	Net rentals receivable

Due in
2004	$4,810	$1,329
2005	1,317	1,001
2006	1,325	636
2007	1,104	330
2008	965	130
2009 and later	8,529	766

Total	$18,050	$4,192

(79)

(In millions)	2003

CASH FLOWS - INVESTING ACTIVITIES(a)
Net Collections	$9,150
Other	225

Total	$9,375

CASH FLOWS - FINANCING ACTIVITIES(a)
Newly issued debt	$157,593
Repayments and other reductions	(167,354)

Total	$(9,761)

(a) Entities consolidated on July 1, 2003.

Derivatives included in consolidated securitization entities consist principally of pay fixed, receive variable interest rate swaps. These swaps are designated, and effective, as hedges of fixed rate assets (fair value hedges) or variable rate liabilities (cash flow hedges). Risk management objectives are consistent with those described in note 19. Ineffectiveness recognized on fair value hedges was zero; ineffectiveness recognized on cash flow hedges was insignificant. No amounts were excluded from the measure of ineffectiveness of either fair value or cash flow hedges.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed on page 77, assets in off-balance sheet securitization entities amounted to $21.9 billion and $49.6 billion at December 31, 2003 and 2002, respectively.

Additional information about securitization transactions follows.

(In millions)	2003	2002	2001

Gross gains on sales to third parties	$1,394	$1,796	$2,193
Reduction of retained interest
in revolving facilities, before replenishment	(1,160)	(1,029)	(866)

Net	$234	$767	$1,327

(80)

Amounts recognized in our financial statements related to sales to off-balance sheet securitization entities are as follows:

December 31 (In millions)	2003	2002

Retained interests	$2,417	$2,062
Servicing assets(a)	150	340
Recourse liability	(75)	(261)

Total	$2,492	$2,141

(a)

Includes mortgage servicing rights related to an amortizing pool of mortgages associated with a business exited in 2000. As of December 31, 2003, the net carrying value of remaining mortgage servicing rights relating to these former operations was $115 million.

•     RETAINED INTERESTS. When we securitize receivables, we determine fair value based on discounted cash flow models that incorporate, among other things, assumptions including loan pool credit losses, prepayment speeds and discount rates. These assumptions are based on our experience, market trends and anticipated performance related to the particular assets securitized. Subsequent to recording retained interests, we review recorded values quarterly in the same manner and using current assumptions. We recognize impairments when carrying amounts exceed current fair values.

•     SERVICING ASSETS. Following a securitization transaction, we retain responsibility for servicing the receivables, and are therefore entitled to an ongoing fee based on the outstanding principal balances of the receivables. Servicing assets are primarily associated with residential mortgage loans. Their value is subject to credit, prepayment and interest rate risk.

•     RECOURSE LIABILITY. Certain transactions require credit support agreements. As a result, we provide for expected credit losses under these agreements and such amounts approximate fair value.

The following table summarizes data related to securitization sales that we completed during 2003.

(In millions)	Equipment	Commercial real estate	Other assets	Credit card receivables

Cash Proceeds From Securitization	$5,416	$3,082	$2,009	N/A
Proceeds from collections
reinvested in new receivables	N/A	N/A	$14,047	$10,685
Weighted Average Lives (in months)	29	72	106	7
ASSUMPTIONS AS OF SALE DATE(a)
Discount Rate	6.6%	11.5%	6.4%	11.2%
Prepayment Rate	10.1%	10.8%	4.6%	15.0%
Estimate of Credit Losses	1.6%	1.6%	0.2%	10.8%
(a) Based on weighted averages.

(81)

Key assumptions used in measuring the fair value of retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are noted in the following table. These assumptions may differ from those in the previous table as these relate to all outstanding retained interests as of December 31, 2003.

(In millions)	Equipment	Commercial real estate	Other assets	Credit card receivables

DISCOUNT RATE(a)	6.5%	10.9%	7.7%	10.9%
Effect of:
10% Adverse Change	$(10)	$(12)	$(30)	$(8)
20% Adverse Change	(20)	(23)	(57)	(25)
PREPAYMENT RATE(a)	11.0%	4.8%	1.0%	15.4%
Effect of:
10% Adverse Change	$(5)	$(1)	$(7)	$(33)
20% Adverse Change	(11)	(3)	(14)	(62)
ESTIMATE OF CREDIT LOSSES(a)	2.0%	2.3%	0.1%	9.9%
Effect of:
10% Adverse Change	$(2)	$(3)	$(2)	$(46)
20% Adverse Change	(3)	(6)	(4)	(91)
Remaining Weighted
Average lives (in months)	43	121	64	7
Net Credit Losses	$5	$--	$14	$443
Delinquencies	52	52	4	139
(a) Based on weighted averages.

GUARANTEE AND REIMBURSEMENT CONTRACTS. We provide protection to certain counterparties of interest rate swaps entered into by securitization-related entities related to changes in the relationship between commercial paper interest rates and the timing and amount of the payment streams. These arrangements provide protection for the life of the assets held by the SPE but generally amortize in proportion to the decline in underlying asset principal balances. The notional amount of such support is $0.3 billion; fair value of the related asset was $1 million at year-end 2003.

NOTE 21. COMMITMENTS AND GUARANTEES

Our Commercial Finance business had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $13.5 billion at year-end 2003.

     At year-end 2003, we were committed under the following guarantee arrangements beyond those provided on behalf of SPEs (see note 20):

•     LIQUIDITY SUPPORT. Liquidity support provided to holders of certain variable rate bonds issued by municipalities amounted to $3.8 billion at December 31, 2003. If holders elect to sell supported bonds that cannot be remarketed, we are obligated to repurchase them at par. If called upon, our position would be secured by the repurchased bonds. While we hold any such bonds, we would receive interest payments from the municipalities at a rate that is in excess of the stated rate on the bond. To date, we have not been required to perform under such arrangements. In addition, we are currently not providing any new liquidity facilities and will continue to reassess the decision in the future. The current liquidity facilities discussed above will remain in effect in accordance with their original terms.

(82)

•     CREDIT SUPPORT. We have provided $6.3 billion of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable our customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed but possibly by total assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $85 million at December 31, 2003.

•     INDEMNIFICATION AGREEMENTS. These are agreements that require us to fund up to $1.2 billion under residual value guarantees on a variety of leased equipment and $0.2 billion of other indemnification commitments arising from sales of businesses or assets. Under most of our residual value guarantees, our commitment is secured by the leased asset at termination of the lease. The liability for indemnification agreements was $66 million at December 31, 2003.

•     CONTINGENT CONSIDERATION. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2003, we had recognized liabilities for estimated payments amounting to $96 million of our exposure of $0.4 billion.

Our guarantees are provided in the ordinary course of business. We underwrite these guarantees considering economic, liquidity and credit risk of the counterparty. We believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities, as disclosed above, for such guarantees based on our best estimate of probable losses, which considers amounts recoverable under recourse provisions. For example, at year-end 2003, the total fair value of aircraft securing our airline industry guarantees exceeded the guaranteed amounts, net of the associated allowance for losses.

NOTE 22.  QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data were as follows:

	First quarter		Second quarter		Third quarter		Fourth quarter

(In millions)	2003	2002	2003	2002	2003	2002	2003	2002

Total Revenues	$12,161	$11,530	$12,830	$11,793	$14,081	$12,501	$13,844	$12,995
Earnings before income taxes	1,916	1,996	1,910	1,873	2,574	2,000	2,422	1,596
Provision for income taxes	(298)	(391)	(306)	(301)	(573)	(242)	(413)	(26)

Earnings before accounting changes	1,618	1,605	1,604	1,572	2,001	1,758	2,009	1,570
Cumulative effect of accounting changes	--	(1,015)	--	--	(339)	--	--	--

Net earnings	$1,618	$590	$1,604	$1,572	$1,662	$1,758	$2,009	$1,570

(83)

NOTE 23. SUBSEQUENT EVENTS

GE announced in November 2003 its intent for an initial public offering (IPO) of a new company, Genworth Financial, Inc. (Genworth), comprising most of our life and mortgage insurance businesses. We plan to sell approximately one-third of Genworth's equity in the IPO, and we expect (subject to market conditions) to reduce our ownership over the next three years as Genworth transitions to full independence. We commenced the IPO process in January 2004 and expect to complete the IPO in the first half of the year, subject to market conditions and receipt of various regulatory approvals.

     On January 14, 2004, Commercial Finance acquired most of the commercial lending business of Transamerica Finance Corporation. This acquisition of approximately $8.5 billion in managed assets expands our distribution finance business and enhances our leasing and commercial loan financing in equipment, real estate and international structured finance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

     Under the direction of our Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not required by this form.

Item 11. Executive Compensation.

Not required by this form.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Not required by this form.

Item 13. Certain Relationships and Related Transactions.

Not required by this form.

(84)

Item 14. Principal accountant fees and services.

The aggregate fees billed for professional services by KPMG in 2003 and 2002 were:

(In millions)

Type of fees	2003	2002

Audit fees	$20.8	$15.5
Audit-related fees	7.6	9.0
Tax fees	5.7	7.8
All Other fees	0.5	3.6

Total	$34.6	$35.9

     In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees we paid KPMG for professional services for the audit of our consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any services not included in the first three categories.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements

Included in Part II of this report:

Independent Auditors' Report

Statement of Earnings for each of the years in the three-year period ended December 31, 2003

Statement of Changes in Shareowner's Equity for each of the years in the three-year period ended December 31, 2003

Statement of Financial Position at December 31, 2003 and 2002

Statement of Cash Flows for each of the years in the three-year period ended December 31, 2003

Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2003 (pages 41 through 115) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

(85)

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

(86)

4 (a)

Amended and Restated General Electric Capital Corporation Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC's Registration Statement on Form S-3, File No. 333-59707).

4 (b)

Third Amended and Restated Indenture dated as of February 27, 1997 between GECC and JP Morgan Chase Bank as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC's Registration Statement on Form S-3, File No. 333-59707).

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

4 (f)

Fourth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, General Electric Capital Canada, Inc., GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and JPMorgan Chase Bank, J.P. Morgan Bank Luxembourg S.A. and J.P. Morgan Bank (Ireland) p.l.c. dated as of May 23, 2003 (Incorporated by reference to Exhibit 4(f) to General Electric Capital Services, Inc.'s Form 10-K Report for the year ended December 31, 2003).

4 (g)	Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(m) to GECC's Registration Statement on Form S-3, File No. 333-100527).

4 (h)	Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference Exhibit 4(n) to GECC's Registration Statement on Form S-3, File No. 333-100527).

(87)

4 (i)

Form of Euro Medium-Term Note and Debt Security - Permanent Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(i) to General Electric Capital Services, Inc.'s Form 10-K Report for the year ended December 31, 2003).

4 (j)

Form of Euro Medium-Term Note and Debt Security - Permanent Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(j) to General Electric Capital Services, Inc.'s Form 10-K Report for the year ended December 31, 2003).

4(k)

Form of Euro Medium-Term Note and Debt Security - Temporary Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(k) to General Electric Capital Services, Inc.'s Form 10-K Report for the year ended December 31, 2003).

4 (l)

Form of Euro Medium-Term Note and Debt Security - Temporary Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(l) to General Electric Capital Services, Inc.'s Form 10-K Report for the year ended December 31, 2003).

4 (m)

Form of Euro Medium-Term Note and Debt Security - Definitive Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(m) to General Electric Capital Services, Inc's Form 10-K Report for the year ended December 31, 2003).

4 (n)

Form of Euro Medium-Term Note and Debt Security - Definitive Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(n) to General Electric Capital Services, Inc.'s Form 10-K Report for the year ended December 31, 2003).

4 (o)

Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

12 (a)	Computation of Ratio of Earnings to Fixed Charges.

12 (b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23 (ii)	Consent of KPMG LLP.

(88)

24	Power of Attorney.
31 (a)	Certification pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)	Certification pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

99 (a)

Income Maintenance Agreement dated March 28, 1991, between General Electric Company and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99(h) of GECC's Registration Statement on Form S-3, File No. 333-100527).

99 (b)

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2003, (pages 41 through 115) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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

(b)

Reports on Form 8-K

A Current Report on Form 8-K was filed on November 19, 2003, under Item 5. and Item 9. announcing GE's intent for an initial public offering of a new company, Genworth Financial, Inc. comprising most of its life and mortgage insurance business.

(89)

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL ELECTRIC CAPITAL CORPORATION
CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

For the years ended December 31 (In millions)	2003	2002	2001

REVENUES	$5,073	$5,335	$6,863

EXPENSES
Interest, net of allocations	3,846	5,175	6,795
Operating and administrative	3,161	2,363	1,865
Provision for losses on financing receivables	504	415	485
Depreciation and amortization	419	506	417

Total expenses	7,930	8,459	9,562

Loss before income taxes and equity in earnings of affiliates	(2,857)	(3,124)	(2,699)
Income tax benefit	796	922	555
Equity in earnings of affiliates	9,293	8,707	8,204
Cumulative effect of accounting changes, net of tax	(339)	(1,015)	(158)

NET EARNINGS	6,893	5,490	5,902
Dividends paid	(4,472)	(2,020)	(2,042)
Retained earnings at January 1	27,024	23,554	19,694

RETAINED EARNINGS AT DECEMBER 31	$29,445	$27,024	$23,554

The notes to condensed financial statements on page 93 are an integral part of these statements.

(90)

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (Continued)

GENERAL ELECTRIC CAPITAL CORPORATION
CONDENSED STATEMENT OF FINANCIAL POSITION

At December 31 (In millions)	2003	2002
ASSETS
Cash and equivalents	$3,693	$139
Investment securities	4,814	3,580
Financing receivables:
Time sales and loans	36,344	39,215
Investment in financing leases	14,597	15,297

	50,941	54,512
Allowance for losses on financing receivables	(1,269)	(1,204)

Financing receivables -- net	49,672	53,308
Investments in and advances to affiliates	202,011	187,269
Equipment on operating leases (including buildings and equipment) (at cost), less accumulated amortization of $1,433 and $1,472	4,801	4,621
Other assets	14,568	11,712

TOTAL ASSETS	$279,559	$260,629

LIABILITIES AND SHAREOWNER'S EQUITY
Short-term borrowings	$89,303	$90,934
Long-term borrowings	133,081	117,699

Total borrowings	222,384	208,633
Other liabilities	7,200	7,572
Deferred income taxes	3,734	4,671

TOTAL LIABILITIES	233,318	220,876

Variable cumulative preferred stock, $100 par value, liquidation preference $100,000 per share (33,000 shares authorized; 26,000 shares issued and outstanding at December 31, 2003 and 2002)	3	3
Common stock, $4 par value (4,166,000 and 3,866,000 shares authorized at December 31, 2003 and 2002, respectively and 3,985,403 and 3,837,825 shares issued and outstanding at December 31, 2003 and 2002, respectively)	16	15
Additional paid-in capital	14,236	14,231
Retained earnings	29,445	27,024
Accumulated gains/(losses) -- net:
Investment securities (a)	1,538	1,030
Currency translation adjustments (a)	2,621	(591)
Derivatives qualifying as hedges (a)	(1,618)	(1,959)

Total shareowner's equity	46,241	39,753

TOTAL LIABILITIES AND SHAREOWNER'S EQUITY	$279,559	$260,629

(a)     The sum of accumulated gains/(losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $2,541 and ($1,520) million at year-end 2003 and 2002, respectively.

The notes to condensed financial statements on page 93 are an integral part of these statements.

(91)

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (Continued)
GENERAL ELECTRIC CAPITAL CORPORATION
CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)	2003	2002	2001

CASH FLOWS - OPERATING ACTIVITIES	$(2,943)	$(1,354)	$(1,048)

CASH FLOWS - INVESTING ACTIVITIES
Increase in loans to customers	(140,053)	(127,423)	(84,290)
Principal collections from customers -- loans	142,687	121,687	80,098
Investment in assets on financing leases	(5,274)	(3,052)	(6,545)
Principal collections from customers -- financing leases	6,359	3,537	4,569
Net change in credit card receivables	(22)	(107)	(102)
Equipment on operating leases (including buildings and equipment)
-- additions	(1,687)	(1,941)	(1,042)
-- dispositions	1,016	495	702
Payments for principal businesses purchased, net of cash acquired	(10,537)	(12,300)	(10,993)
Proceeds from principal business dispositions	3,193	--	2,608
Change in investment in and advances to affiliates	4,817	(4,574)	(6,635)
All other investing activities	(4,074)	4,846	298

Cash used for investing activities	(3,575)	(18,832)	(21,332)

CASH FLOWS - FINANCING ACTIVITIES
Net change in borrowings (maturities of 90 days or less)	(2,189)	(60,339)	30,834
Newly issued debt
-- short-term (91-365 days)	1,576	2,457	5,124
-- long-term senior	47,999	80,319	14,437
Proceeds -- non-recourse, leveraged lease debt	80	785	1,008
Repayments and other reductions
-- short-term	(31,811)	(4,967)	(23,810)
-- long-term senior	(694)	(581)	(4,957)
Principal payments -- non-recourse, leveraged lease debt	(417)	(548)	(144)
Dividends paid	(4,472)	(2,020)	(2,042)
Contributions from GE Capital Services	--	4,500	2,649

Cash from financing activities	10,072	19,606	23,099

INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR	3,554	(580)	719

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	139	719	--

CASH AND EQUIVALENTS AT END OF YEAR	$3,693	$139	$719

The notes to condensed financial statements on page 93 are an integral part of these statements.

(92)

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (Concluded)
GENERAL ELECTRIC CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Borrowings

Total long-term borrowings at December 31, 2003 and 2002, are shown below.

		2003		2002

(In millions)	Maturities	Amount	Average rate (a)	Amount

Senior notes	2004-2055	$120,383	3.46%	$105,001
Extendible notes (c)	2007	12,000	1.24%	12,000
Subordinated notes (b)	2006-2012	698	8.04%	698

		$133,081		$117,699

  Based on year-end balances and year-end local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.
  At year-end 2003 and 2002, $0.7 billion of subordinated notes were guaranteed by GE.
  Floating rate extendible notes of $12.0 billion are due in 2005, but are extendible at the investor's option to a final maturity in 2007.

At December 31, 2003, maturities of long-term borrowings during the next five years, including the current portion of long-term debt, are $32,012 million in 2004, $14,338 million in 2005, $22,591 million in 2006, $39,436 million in 2007 and $10,297 million in 2008.

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. We take positions in view of anticipated behavior of assets, including prepayment behavior. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives. Effective interest rates were lower under these "synthetic" positions than could have been achieved by issuing debt directly. At December 31, 2003 interest rate swap maturities ranged from 2004 to 2041, and average interest rates for fixed-rate borrowings (including "synthetic" fixed-rate borrowings) were 5.25% (5.54% at year-end 2002).

Interest expense on the Condensed Statement of Current and Retained Earnings is net of interest income on loans and advances to majority owned affiliates of $3,339 million, $2,270 million and $1,585 million for 2003, 2002, and 2001, respectively.

Income Taxes

General Electric Company files a consolidated U.S. federal income tax return which includes GE Capital. Income tax benefit includes the effect of GE Capital on the consolidated return.

(93)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ELECTRIC CAPITAL CORPORATION
March 1, 2004	By: /s/ Dennis D. Dammerman

(Dennis D. Dammerman)
Chairman of the Board

(94)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dennis D. Dammerman	Chairman of the Board	March 1, 2004

(Dennis D. Dammerman)	(Principal Executive Officer)

/s/ James A. Parke	Vice Chairman and	March 1, 2004

(James A. Parke)	Chief Financial Officer (Principal Financial Officer)

/s/ Philip D. Ameen	Senior Vice President and Controller	March 1, 2004

(Philip D. Ameen)	(Principal Accounting Officer)

DAVID L. CALHOUN*	Director
JAMES A. COLICA*	Director
DENNIS D. DAMMERMAN*	Director
BRACKETT B. DENNISTON*	Director
ARTHUR H. HARPER*	Director
JEFFREY R. IMMELT*	Director
ROBERT A. JEFFE*	Director
JOHN H. MYERS*	Director
MICHAEL A. NEAL*	Director
DAVID R. NISSEN*	Director
JAMES A. PARKE*	Director
RONALD R. PRESSMAN*	Director
JOHN M. SAMUELS*	Director
KEITH S. SHERIN*	Director
ROBERT C. WRIGHT*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Philip D. Ameen	March 1, 2004

(Philip D. Ameen)
Attorney-in-fact

(95)