Form 10-K/A
period 2003-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 2004-03-05
CIK 40554

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A Amendment No. 1

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

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter: None

At February 27, 2004, 3,985,403 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $4.00 were outstanding.

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

(1)

TABLE OF CONTENTS

Page
PART II

Item 8. Financial Statements and Supplementary Data	3

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	50
Signatures	51

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed solely to correct Part II, Item 8, Note 21, Commitments and Guarantees, in the Annual Report on Form 10-K of General Electric Capital Corporation (GECC) for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 2, 2003. This filing makes no other changes.

(2)

PART II

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

 /s/ KPMG LLP

Stamford, Connecticut

February 6, 2004

(3)

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

(4)

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

(5)

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

(6)

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

(7)

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

(8)

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

(9)

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

(10)

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

(11)

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

(12)

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

(13)

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

(14)

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

(15)

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

(16)

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

(17)

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

(18)

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

(19)

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

(20)

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

(21)

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

(22)

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

(23)

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

(24)

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

(25)

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

(26)

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

(27)

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

(28)

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

(29)

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

(30)

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

(31)

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

(32)

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

(33)

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

(34)

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

(35)

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

(36)

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

(37)

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

(38)

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

(39)

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

(40)

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

(41)

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

(42)

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

(43)

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

(44)

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

(45)

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

(46)

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

(47)

•     CREDIT SUPPORT. We have provided $5.7 billion of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable our customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed but possibly by total assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $79 million at December 31, 2003.

•     INDEMNIFICATION AGREEMENTS. These are agreements that require us to fund up to $0.8 billion under residual value guarantees on a variety of leased equipment and $0.1 billion of other indemnification commitments arising from sales of businesses or assets. Under most of our residual value guarantees, our commitment is secured by the leased asset at termination of the lease. The liability for indemnification agreements was $32 million at December 31, 2003.

•     CONTINGENT CONSIDERATION. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2003, our exposure was $0.1 billion under these agreements.

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

(48)

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

(49)

PART IV

Item 15. Exhibits

The following additional exhibits are filed herewith:

23 (ii)	Consent of KPMG LLP.
31 (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(50)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ELECTRIC CAPITAL CORPORATION
March 5, 2004	/s/ Philip D. Ameen

Philip D. Ameen
Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(51)