Form 10-Q
period 2004-03-31
GENERAL ELECTRIC CAPITAL CORP
filed 2004-05-04
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 1-6461 GENERAL ELECTRIC CAPITAL CORPORATION (Exact name of registrant as specified in its charter)

Delaware	13-150070

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Long Ridge Road, Stamford, CT	06927

(Address of principal executive offices)	(Zip Code)

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

At May 3, 2004, 3,985,403 shares of voting common stock, which constitutes all of the outstanding common equity, with a par value of $4.00 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance. Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors. We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Current and Retained Earnings
General Electric Capital Corporation and consolidated affiliates

	First quarter ended March 31 (unaudited)

(In millions)	2004	2003

Revenues from services (note 6)	$13,302	$11,674
Consolidated, liquidating securitization entities (note 4)	327	-
Sales of goods	576	487

Total revenues	14,205	12,161

Interest	2,427	2,368
Operating and administrative	4,715	3,411
Cost of goods sold	551	437
Insurance losses and policyholder and annuity benefits	1,843	2,165
Provision for losses on financing receivables	953	742
Depreciation and amortization of equipment on operating leases (including buildings and equipment)	1,418	1,091
Minority interest in net earnings of consolidated affiliates	24	31
Consolidated, liquidating securitization entities (note 4)	202	-

Total costs and expenses	12,133	10,245

Earnings before income taxes	2,072	1,916
Provision for income taxes	(419)	(298)

Net earnings	1,653	1,618
Dividends	(390)	(181)
Retained earnings at beginning of period	29,445	27,024

Retained earnings at end of period	$30,708	$28,461

See "Notes to Condensed, Consolidated Financial Statements."

(3)

Condensed Statement of Financial Position
General Electric Capital Corporation and consolidated affiliates

(In millions)	March 31, 2004	December 31, 2003

	(Unaudited)
Cash and equivalents	$6,570	$9,719
Investment securities	95,090	92,480
Financing receivables:
Time sales and loans, net of deferred income	175,678	169,683
Investment in financing leases, net of deferred income	60,762	59,933

	236,440	229,616
Allowance for losses on financing receivables	(6,326)	(6,198)

Financing receivables - net	230,114	223,418
Insurance receivables	11,540	11,952
Other receivables - net	16,599	16,351
Inventories	213	197
Equipment on operating leases (at cost) including buildings and equipment, less accumulated amortization of $19,624 and $16,587	43,257	38,615
Intangible assets (note 5)	24,681	22,610
Consolidated, liquidating securitization entities (note 4)	23,699	26,468
Other assets	64,936	64,618

Total assets	$516,699	$506,428

Short-term borrowings	$134,575	$126,105
Long-term borrowings
Senior	158,739	159,616
Subordinated	963	963

Total borrowings	294,277	286,684
Accounts payable	13,785	14,124
Insurance liabilities, reserves and annuity benefits	101,559	100,449
Consolidated, liquidating securitization entities (note 4)	22,855	25,721
Other liabilities	19,998	20,700
Deferred income taxes	12,415	10,411

Total liabilities	464,889	458,089

Minority interest in equity of consolidated affiliates	2,584	2,098

Capital stock	19	19
Additional paid-in capital	14,602	14,236
Retained earnings	30,708	29,445
Accumulated gains (losses) - net (a)
Investment securities	2,973	1,538
Currency translation adjustments	2,541	2,621
Derivatives qualifying as hedges	(1,617)	(1,618)

Total shareowner's equity	49,226	46,241

Total liabilities and equity	$516,699	$506,428

(a)

The sum of accumulated gains (losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $3,897 million and $2,541 million at March 31, 2004 and December 31, 2003, respectively

See "Notes to Condensed, Consolidated Financial Statements."

(4)

Condensed Statement of Cash Flows

General Electric Capital Corporation and consolidated affiliates

	First quarter ended March 31 (Unaudited)

(In millions)	2004	2003

Cash Flows - Operating Activities
Net earnings	$1,653	$1,618
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for losses on financing receivables	953	742
Depreciation and amortization of equipment on operating leases (including buildings and equipment)	1,418	1,091
Increase (decrease) in accounts payable	(877)	370
Increase (decrease) in insurance liabilities, reserves and annuity benefits	1,026	(210)
Consolidated, liquidating securitization entities	196	-
All other operating activities	553	(1,394)

Cash from operating activities	4,922	2,217

Cash Flows - Investing Activities
Increase in loans to customers	(62,298)	(53,128)
Principal collections from customers - loans	61,805	50,129
Investment in equipment for financing leases	(4,100)	(3,982)
Principal collections from customers - financing leases	4,610	5,005
Net change in credit card receivables	1,035	1,115
Equipment on operating leases (including buildings and equipment):
- additions	(1,928)	(1,476)
- dispositions	768	1,472
Payments for principal businesses purchased, net of cash acquired	(12,147)	-
Purchases of securities by insurance and annuity businesses	(3,952)	(9,068)
Dispositions of securities by insurance and annuity businesses	3,113	8,381
Consolidated, liquidating securitization entities (note 4)	2,559	-
All other investing activities	1,822	(1,783)

Cash used for investing activities	(8,713)	(3,335)

Cash Flows - Financing Activities
Net increase (decrease) in borrowings (maturities 90 days or less)	3,898	(3,276)
Newly issued debt - short-term (91-365 days)	310	393
Newly issued debt - long-term senior	9,988	16,041
Proceeds - non-recourse, leveraged lease debt	220	49
Repayments and other reductions - short-term (91-365 days)	(8,740)	(10,857)
Repayments and other reductions - long-term senior debt	(599)	(253)
Principal payments - non-recourse, leveraged lease debt	(264)	(414)
Proceeds from sales of investment contracts	2,657	2,390
Redemption of investment contracts	(3,683)	(1,885)
Dividends paid	(390)	(181)
Consolidated, liquidating securitization entities (note 4)	(2,755)	-

Cash from financing activities	642	2,007

Increase (decrease) in cash and equivalents	(3,149)	889

Cash and equivalents at beginning of year	9,719	6,983

Cash and equivalents at March 31	$6,570	$7,872

See "Notes to Condensed, Consolidated Financial Statements."

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

     1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Capital Corporation and all of our affiliates (GECC) - companies that we directly or indirectly control (consolidated affiliates). As described in our Annual Report on Form 10-K for the year ended December 31, 2003, we reorganized our businesses on January 1, 2004. As a result of reorganizing our businesses around markets and customers, we reduced our number of reporting segments from 5 to 4. On March 30, 2004, we provided the required reclassified information about this reorganization, as it relates to prior periods, in a Form 8-K. We reclassified certain prior year amounts to conform to the current period presentation.

     2. The condensed, consolidated quarterly financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on a Saturday in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our Web site, www.ge.com/en/company/investor/secreports.htm.

     3. We adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities (Revised), on January 1, 2004, adding $1.5 billion of assets and $1.1 billion of liabilities to our consolidated balance sheet as of that date. The most significant entity consolidated was Penske Truck Leasing Co., L.P., which was previously accounted for using the equity method. This accounting change did not require an adjustment to earnings and will not affect future earnings or cash flow.

     We adopted FIN 46, Consolidation of Variable Interest Entities on July 1, 2003, and consolidated certain entities in our financial statements for the first time. Our consolidation of the entities resulted in a $339 million after-tax accounting charge to our third quarter net earnings. This charge resulted from several factors. For entities consolidated based on carrying amounts, the effect of changes in interest rates resulted in transition losses on interest rate swaps that did not qualify for hedge accounting before transition. Losses also arose from the FIN 46 requirement to record carrying amounts of assets in certain securitization entities as if those entities had always been consolidated, requiring us to eliminate certain previously recognized gains. For certain other entities that we were required to consolidate at their July 1, 2003, fair values, we recognized a loss on consolidation because their liabilities, including the fair value of interest rate swaps, exceeded independently appraised fair values of the related assets.

(6)

     4. We securitize financial assets in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both supported and third-party entities to execute securitization transactions funded in the commercial paper and term bond markets.

     The following table represents assets in securitization entities both consolidated and off-balance sheet.

	At

(In millions)	3/31/04	12/31/03

Receivables secured by:
Equipment	$14,242	$15,616
Commercial real estate	14,070	15,046
Other assets	9,383	9,119
Credit card receivables	8,873	8,581

Total securitized assets	$46,568	$48,362

On-balance sheet assets in securitization entities	$23,699	$26,468
Off-balance sheet
Supported entities	4,217	4,092
Other	18,652	17,802

Total securitized assets	$46,568	$48,362

Securitized assets that are on-balance sheet were consolidated on July 1, 2003, upon adoption of FIN 46, Consolidation of Variable Interest Entities. Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Use of the assets is restricted by terms of governing documents, and their liabilities are not our legal obligations. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. Given their unique nature the entities have been classified in separate financial statement captions, "Consolidated, liquidating securitization entities." Accounting for securitization entities continues to develop, including the related display. We will reclassify our assets, liabilities and operations into the associated financial statement captions in second quarter 2004. We continue to engage in off-balance sheet securitization transactions with third party entities and to use public market, term securitizations.

(7)

On-balance sheet arrangements

     The following tables summarize the revenues, expenses, assets, liabilities and cash flows associated with securitization entities consolidated on July 1, 2003.

(In millions)	First quarter ended March 31, 2004

REVENUES
Interest on time sales and loans	$267
Financing leases	42
Other	18

Total	$327

EXPENSES
Interest	$164
Costs and expenses	24
Minority interest	14

Total	$202

At

(In millions)	3/31/04	12/31/03
ASSETS
Cash	$772	$684
Debt securities	1,482	1,566
Financing receivables	19,214	21,877
Other	2,231	2,341

Total	$23,699	$26,468

LIABILITIES
Short-term borrowings	$20,413	$22,842
Long-term notes payable	1,622	1,948
Other liabilities	398	517
Minority interest	422	414

Total	$22,855	$25,721

(In millions)	First quarter ended March 31, 2004

CASH FLOWS - INVESTING ACTIVITIES
Net collections	$2,544
Other	15

Total	$2,559

CASH FLOWS - FINANCING ACTIVITIES
Newly issued debt	$58,019
Repayments and other reductions	(60,774)

Total	$(2,755)

(8)

     5. Intangible assets are summarized in the following table:

	At

(In millions)	3/31/04	12/31/03

Goodwill	$21,945	$19,741
Present value of future profits (PVFP)	1,168	1,259
Capitalized software	679	695
Other intangibles	889	915

Total	$24,681	$22,610

Intangible assets were net of accumulated amortization of $9,147 million at March 31, 2004, and $9,424 million at December 31, 2003.

INTANGIBLES SUBJECT TO AMORTIZATION

	At March 31, 2004			At December 31, 2003

(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Present value of future profits (PVFP)	$2,841	$(1,673)	$1,168	$2,900	$(1,641)	$1,259
Capitalized software	1,407	(728)	679	1,348	(653)	695
Servicing assets (a)	3,540	(3,412)	128	3,538	(3,391)	147
Patents, licenses and other	282	(187)	95	304	(201)	103
All other	1,000	(340)	660	1,074	(413)	661

Total	$9,070	$(6,340)	$2,730	$9,164	$(6,299)	$2,865

(a)

Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $12 billion and $14 billion at March 31, 2004 and December 31, 2003, respectively.

Indefinite-lived intangible assets were $6 million and $4 million at March 31, 2004 and December 31, 2003, respectively, and related primarily to patents, licenses and other.

     Amortization expense related to amortizable intangible assets for the first quarters ended March 31, 2004 and 2003, was $141 million and $282 million, respectively. The estimated percentage of the December 31, 2003, net PVFP balance to be amortized over each of the next five years follows.

2004	2005	2006	2007	2008

9.3%	8.7%	8.0%	7.3%	6.7%

(9)

PVFP

     Changes in the PVFP balance follows:

(In millions)	First quarter ended March 31, 2004

Balance at January 1	$1,259
Acquisitions	-
Dispositions	-
Accrued interest (a)	12
Amortization	(45)
Other	(58)

Balance at March 31	$1,168

(a)	Interest was accrued at a rate of 4.0% for the first quarter ended March 31, 2004.

Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the first quarters ended March 31, 2004 and 2003.

     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains and losses and other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

(10)

GOODWILL

     Changes in goodwill balances, net of accumulated amortization, follow:

	2004

(In millions)	Commercial Finance		Consumer Finance	Equipment & Other Services	Insurance		Portion of goodwill not included in GECC	Total

Balance at January 1	$8,627		$7,779	$1,029		$4,092	$(1,786)	$19,741
Acquisitions/purchase accounting adjustments (a)	788		337	5		9	-	1,139
Foreign exchange and other	521	(c)	(52)	535	(b) (c)	20	41	1,065

Balance at March 31	$9,936		$8,064	$1,569		$4,121	$(1,745)	$21,945

(a)

The amount of goodwill related to new acquisitions recorded during the first quarter of 2004 was $896 million, the largest of which were Sophia S.A. ($475 million) and most of the commercial lending business of Transamerica Finance Corporation ($308 million) by Commercial Finance. The amount of goodwill related to purchase accounting adjustments during the first quarter of 2004 was $243 million, primarily associated with the 2003 acquisition of First National Bank by Consumer Finance. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company's policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

(b)							Includes $1,055 million of goodwill associated with the consolidation of Penske Truck Leasing Co., L.P. effective January 1, 2004.
(c)							As a result of our business reorganization on January 1, 2004, we transferred $529 million of goodwill from Equipment & Other Services to Commercial Finance.

     6. Revenues from services are summarized in the following table:

	First quarter ended March 31

(In millions)	2004	2003

Revenues from services
Premiums earned by insurance businesses	$1,796	$2,243
Interest on time sales and loans	4,425	3,873
Operating lease rentals	2,463	1,722
Investment income	1,116	1,209
Financing leases	1,029	1,034
Fees	864	825
Other income	1,609	768

Total	$13,302	$11,674

(11)

     7. A summary of increases (decreases) in shareowner's equity that did not result directly from transactions with the shareowner, net of income taxes, follows:

	First quarter ended March 31

(In millions)	2004	2003

Net earnings	$1,653	$1,618
Investment securities - net changes in value	1,435	639
Currency translation adjustments - net	(80)	97
Derivatives qualifying as hedges - net changes in value	1	(92)

Total	$3,009	$2,262

(12)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

In the accompanying analysis of financial information, we sometimes refer to data derived from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in financial statements. Certain of these data are considered "non-GAAP financial measures" under Securities and Exchange Commission regulations. Specifically, we have referred to net revenues (revenues from services less interest and other financial charges) of the Commercial Finance and Consumer Finance segments. We provided reconciliations of net revenues to reported revenues for these segments on pages 15 and 16. Because net revenues is a common industry measure of margin, these disclosures will enable investors to compare the results of our businesses to others in the same industry.

     GE announced in November 2003 its intent for an initial public offering (IPO) of a new company, Genworth Financial, Inc. (Genworth), comprising most of our life and mortgage insurance businesses. We plan to sell approximately one-third of Genworth's equity in the IPO, and we expect (subject to market conditions) to reduce our ownership over the next three years as Genworth transitions to full independence. We commenced the IPO process in January 2004 and expect to complete the IPO in the first half of the year, subject to market conditions.

     See the Segment Operations section on page 14 for a more detailed discussion of our businesses.

A. Results of Operations - Overview of First Quarter of 2004 Compared with First Quarter of 2003

Our first quarter 2004 results reflected the continued benefits of our diversification and risk management strategies. In Consumer Finance, we continue to have great organic and acquisition-based growth with total assets in Consumer Finance up 39% in the first quarter of 2004 compared with the first quarter of 2003. In Commercial Finance, we closed two strategic acquisitions - the commercial lending business of Transamerica Finance Corporation and Sophia S.A., a real estate company in France. At March 31, 2004, we had no aircraft on the ground.

     Revenues for the first quarter of 2004 were $14,205 million, a $2,044 million (17%) increase over the first quarter of 2003. The increase in revenues resulted from acquisitions and origination growth primarily at Commercial and Consumer Finance and the consolidation of certain businesses as a result of the adoption of FIN 46R.

     Net earnings for the first quarter of 2004 were $1,653 million, a $35 million (2%) increase over the first quarter of 2003.

     Acquisitions affected our operations and contributed to consolidated revenues $0.9 billion and $0.6 billion, for the first quarters of 2004 and 2003, respectively. Our consolidated net earnings from acquired businesses included approximately $0.1 billion for each of the first quarters of 2004 and 2003. We integrate acquisitions as quickly as possible and only revenues and earnings during the first 12 months following the quarter in which we complete the acquisition are attributed to such businesses.   We also disposed of certain businesses during the last three years; the effect on first quarter 2004 net earnings associated with these businesses approximately offset the effects from acquired businesses and the effect of dispositions on first quarter 2003 net earnings was modest.

(13)

     Other factors that were important to our operating performance included the consolidation of Penske Truck Leasing Co., L.P., which was previously accounted for as an equity investment. This consolidation increased revenues $0.8 billion and had no effect on net earnings.

     Provision for income taxes was $419 million for the first quarter of 2004 (an effective tax rate of 20.2%), compared with $298 million for the first quarter of 2003 (an effective tax rate of 15.6%). The tax rate increased primarily because of growth in our pre-tax earnings at Commercial Finance and Equipment & Other Services, and from the consolidation of certain entities as a result of FIN 46 which were principally from sources subject to tax at a rate higher than our average rate for 2003.

SEGMENT OPERATIONS

Revenues and net earnings, by operating segment of General Electric Capital Services, Inc. (GECS), the sole owner of the common stock of GECC, are summarized and discussed below with a reconciliation to the GECC-only results, for the first quarters ended March 31, 2004 and 2003. The most significant component of these reconciliations is the exclusion from the Insurance segment at the GECC level of the results of GE Global Insurance Holding (principally Employers Reinsurance Corporation-ERC), which is not a subsidiary of GECC but is a subsidiary of GECS. As discussed in our 2003 Annual Report on Form 10-K, effective January 1, 2004, we made changes to the way we report our segments. We reclassified certain prior period amounts to conform to the current period presentation.

     CONSOLIDATED

	First quarter ended March 31

(In millions)	2004	2003

REVENUES
Commercial Finance	$5,391	$4,776
Consumer Finance	3,589	2,759
Equipment & Other Services	2,010	964
Insurance	5,953	6,368

Total revenues	16,943	14,867
Revenues not included in GECC	(2,738)	(2,706)

Total revenues as reported in GECC	$14,205	$12,161

NET EARNINGS
Commercial Finance	$955	$870
Consumer Finance	602	546
Equipment & Other Services	(122)	(258)
Insurance	410	512

Total net earnings	1,845	1,670
Net earnings not included in GECC	(192)	(52)

Total net earnings as reported in GECC	$1,653	$1,618

(14)

     COMMERCIAL FINANCE

	First quarter ended March 31

(In millions)	2004	2003

REVENUES	$5,391	$4,776
Less portion of Commercial Finance not included in GECC	(83)	(68)

Total revenues in GECC	$5,308	$4,708

NET REVENUES
Total revenues	$5,308	$4,708
Interest expense	1,380	1,469

Total net revenues	$3,928	$3,239

NET EARNINGS	$955	$870
Less portion of Commercial Finance not included in GECC	(25)	(17)

Total net earnings in GECC	$930	$853

	At

(In millions)	3/31/04	3/31/03	12/31/03

TOTAL ASSETS	$221,149	$204,481	$214,016
Less portion of Commercial Finance not included in GECC	(82)	(876)	686

Total assets in GECC	$221,067	$203,605	$214,702

	First quarter ended March 31

(In millions)	2004	2003

REAL ESTATE
Revenues in GECS	$603	$603

Net earnings in GECS	$230	$266

AVIATION SERVICES
Revenues in GECS	$715	$714

Net earnings in GECS	$144	$135

	At

(In millions)	3/31/04	3/31/03	12/31/03

REAL ESTATE
Total assets in GECS	$31,503	$29,578	$27,767

AVIATION SERVICES
Total assets in GECS	$34,353	$30,264	$33,271

Commercial Finance revenues and net earnings increased 13% and 10%, respectively, as compared with the first quarter of 2003. The increase in revenues resulted primarily from acquisitions ($0.5 billion), higher investment gains ($0.1 billion) and origination growth, partially offset by lower securitization activity. The increase in net earnings resulted primarily from acquisitions ($0.1 billion), higher investment gains and lower asset valuation losses, partially offset by lower securitization gains.

(15)

     The most significant acquisitions affecting Commercial Finance first quarter results were the commercial lending business of Transamerica Finance Corporation acquired during the first quarter of 2004, and the assets of CitiCapital Fleet Services, acquired during the fourth quarter of 2003. These two acquisitions contributed $0.4 billion to first quarter revenues.

     CONSUMER FINANCE

	First quarter ended March 31

(In millions)	2004	2003

REVENUES	$3,589	$2,759
Less portion of Consumer Finance not included in GECC	(9)	22

Total revenues in GECC	$3,580	$2,781

NET REVENUES
Total revenues	$3,580	$2,781
Interest expense	769	573

Total net revenues	$2,811	$2,208

NET EARNINGS	$602	$546
Less portion of Consumer Finance not included in GECC	(15)	42

Total net earnings in GECC	$587	$588

	At

(In millions)	3/31/04	3/31/03	12/31/03

TOTAL ASSETS	$107,366	$77,856	$106,530
Less portion of Consumer Finance not included in GECC	(711)	(1,152)	(595)

Total assets in GECC	$106,655	$76,704	$105,935

Consumer Finance revenues and net earnings increased 30% and 10%, respectively, over first quarter 2003. The increase in revenues resulted primarily from acquisitions ($0.4 billion), higher securitization activity ($0.3 billion), the net effects of the weaker U.S. dollar ($0.2 billion) and origination growth, partially offset by the 2003 divestiture of The Home Depot private label credit card receivables ($0.3 billion). The $0.1 billion increase in net earnings resulted primarily from origination growth and acquisitions, partially offset by increased costs to launch new products and drive brand awareness, and the net effects of the divestiture of The Home Depot private label credit card receivables and securitization activity.

     The most significant acquisitions affecting Consumer Finance first quarter results were First National Bank, which provides mortgage and sales finance products in the United Kingdom, and the U.S. retail sales finance unit of Conseco Finance Corp., both of which were acquired during the second quarter of 2003. These businesses contributed $0.3 billion to first quarter revenues.

(16)

     EQUIPMENT & OTHER SERVICES

	First quarter ended March 31

(In millions)	2004	2003

REVENUES	$2,010	$964
Less portion of Equipment & Other Services not included in GECC	193	21

Total revenues in GECC	$2,203	$985

NET EARNINGS	$(122)	$(258)
Less portion of Equipment & Other Services not included in GECC	19	36

Total net earnings in GECC	$(103)	$(222)

Equipment & Other Services revenues and net earnings increased $1.0 billion and $0.1 billion, respectively, as compared with the first quarter of 2003. Revenues increased as a result of the adoption of FIN 46R ($0.8 billion) and FIN 46 ($0.3 billion). The decrease in net losses resulted primarily from a lower level of investment losses at GE Equity ($0.1 billion).

         INSURANCE

	First quarter ended March 31

(In millions)	2004	2003

REVENUES	$5,953	$6,368
Less portion of Insurance not included in GECC	(2,839)	(2,681)

Total revenues in GECC	$3,114	$3,687

NET EARNINGS	$410	$512
Less portion of Insurance not included in GECC	(171)	(113)

Total net earnings in GECC	$239	$399

GE GLOBAL INSURANCE HOLDING (ERC)
Revenues in GECS	$2,647	$2,693

Net earnings in GECS	$140	$121

Insurance revenues and net earnings decreased 7% and 20%, respectively, compared with the first quarter of 2003. The decrease in revenues resulted primarily from the 2003 dispositions of GE Edison Life Insurance Company, Financial Guaranty Insurance Company and ERC Life Reinsurance Corporation ($0.8 billion) and net declines in volume, primarily at ERC ($0.1 billion). These decreases were partially offset by the net effects of the weaker U.S. dollar ($0.2 billion) and continued favorable pricing at ERC ($0.1 billion). The decrease in net earnings resulted primarily from the 2003 dispositions referred to above.

(17)

B. STATEMENT OF FINANCIAL POSITION

OVERVIEW OF FINANCIAL POSITION

Major changes in our financial position resulted from the following:

  During 2004, we completed our acquisitions of the commercial lending business of Transamerica Finance Corporation and Sophia S.A., a real estate company in France. At the acquisition date, these transactions resulted in an increase in total assets of approximately $14.0 billion, $9.2 billion of which was financing receivables before allowance for losses, and an increase in total liabilities of approximately $2.6 billion, $1.2 billion of which was debt.

  We adopted FIN 46R on January 1, 2004, adding $1.5 billion of assets and $1.1 billion of liabilities to our consolidated balance sheet as of that date, primarily relating to Penske Truck Leasing Co., L.P.

INVESTMENT SECURITIES comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $95.1 billion at March 31, 2004, compared with $92.5 billion at December 31, 2003. The increase of $2.6 billion was primarily the result of the performance of the equity and debt markets ($2.4 billion), investment of premiums received and reinvestment of investment income net of impairments and losses ($0.2 billion).

     We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at the end of the first quarter of 2004, approximately $0.1 billion of portfolio value is at risk of being charged to earnings in the next 12 months. Impairment losses recognized for the first quarter of 2004 were $0.1 billion.

     Gross unrealized gains and losses were $5.9 billion and $0.6 billion, respectively, at March 31, 2004, compared with $3.9 billion and $1.0 billion, respectively, at year-end 2003, reflecting market improvement in debt and equity securities in the first quarter of 2004. We estimate that available gains, net of resulting impairment of insurance intangible assets, could be as much as $2.3 billion at March 31, 2004. The market values we use in determining unrealized gains and losses are defined by relevant accounting standards and should not be viewed as a forecast of gains or losses.

FINANCING RECEIVABLES is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $236.4 billion at March 31, 2004, from $229.6 billion at December 31, 2003, as discussed in the following paragraphs. The related allowance for losses at March 31, 2004, amounted to $6.3 billion compared with $6.2 billion at December 31, 2003, representing our best estimate of probable losses inherent in the portfolio.

(18)

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

     Commercial Finance financing receivables, before allowance for losses, totaled $139.9 billion at March 31, 2004, compared with $133.7 billion at December 31, 2003, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily from acquisitions ($9.9 billion) and origination growth ($2.6 billion), partially offset by securitizations and sales ($6.0 billion). Related nonearning and reduced-earning receivables were $1.8 billion (1.3% of outstanding receivables) at March 31, 2004, compared with $1.7 billion (1.3% of outstanding receivables) at December 31, 2003. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio. Gross write-offs were $0.1 billion and $0.3 billion for the first quarters of 2004 and 2003, respectively, and recoveries were modest.

     Consumer Finance financing receivables, before allowance for losses, were $94.8 billion at March 31, 2004, compared with $94.0 billion at December 31, 2003, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased as a result of acquisitions ($0.8 billion), partially offset by securitization activity ($0.4 billion) and normal seasonal variation in consumer spending. Nonearning consumer receivables at March 31, 2004, were $2.6 billion (2.7% of outstanding receivables), compared with $2.5 billion (2.6% of outstanding receivables) at December 31, 2003. This increase is the result of growth in our secured financing business, a business that tends to experience relatively higher delinquencies but relatively lower losses than the rest of our consumer portfolio. Gross write-offs for the first quarter of 2004 were $0.9 billion compared with $0.6 billion for the first quarter of 2003. Recoveries for the first quarters of 2004 and 2003 were $0.2 billion.

     Equipment & Other Services financing receivables, before allowance for losses, amounted to $1.8 billion and $1.9 billion at March 31, 2004 and December 31, 2003, respectively. Nonearning receivables at March 31, 2004, were $0.1 billion (2.7% of outstanding receivables), compared with $0.1 billion (2.3% of outstanding receivables) at December 31, 2003.

     Delinquency rates on managed Consumer Finance financing receivables at March 31, 2004, were 5.70%; at December 31, 2003, were 5.57%; and at March 31, 2003, were 5.84%. Delinquency rates increased from December 31, 2003 to March 31, 2004, as a result of a change in portfolio mix and seasonality, partially offset by improved collection results. The decline from March 31, 2003 to March 31, 2004, reflects improved portfolio quality and collection results, partially offset by portfolio mix. Delinquency rates on managed Commercial Finance equipment loans and leases at March 31, 2004, were 1.42%; at December 31, 2003, were 1.37%; and at March 31, 2003, were 1.96%. Delinquency rates increased from December 31, 2003 to March 31, 2004, as a result of seasonality. The decline from March 31, 2003 to March 31, 2004, reflects improved economic conditions and collection results.

(19)

C. ADDITIONAL CONSIDERATIONS

Commercial Airlines

US Airways Group, parent of US Airways, filed for reorganization in bankruptcy in 2002, but emerged from bankruptcy on March 31, 2003. At March 31, 2004, our total exposure to US Airways amounted to $2.7 billion, including leases, loans, investment securities and commitments. Various Boeing, Airbus and Bombardier aircraft secure substantially all of these financial exposures. US Airways has continued to experience financial difficulties, including a debt rating downgrade, during the quarter ended March 31, 2004. As a result, we are currently evaluating our legal obligations under a prior commitment to provide future lease financing to US Airways for regional jet aircraft that are scheduled to be delivered within the next 12 months.

     UAL Corp. and Air Canada, the parent companies of two of our major airline customers, are experiencing significant financial difficulties and both filed for reorganization in bankruptcy, UAL Corp. in 2002 and Air Canada in 2003. At March 31, 2004, our total exposure related to these airlines amounted to $4.0 billion, including loans, leases, investment securities and commitments. Various Boeing, Airbus and Bombardier aircraft secure substantially all of these financial exposures. Included in this exposure is a $0.7 billion debtor-in-possession financing commitment to Air Canada, of which $0.3 billion was funded at March 31, 2004. We also agreed to provide a financial commitment to Air Canada in the form of a global restructuring agreement that was originally set to expire on April 30, 2004. Closing of the transactions contemplated under the global restructuring agreement was contingent upon, among other matters, Air Canada emerging from bankruptcy protection. Air Canada's planned emergence from bankruptcy has been delayed because of a number of factors, including its delay in sourcing the necessary exit funding. We have extended our commitment reflected in the global restructuring agreement to September 30, 2004.

D. DEBT INSTRUMENTS

During the first quarter of 2004, we issued approximately $9.7 billion of long-term debt in the U.S. and 10 international markets with maturities ranging from two years to 25 years bearing fixed and floating interest rates. This debt was issued to both institutional and retail investors.

     These funds were used primarily for maturing long-term debt, acquisitions and asset growth. We anticipate issuing approximately $40 billion to $50 billion of additional long-term debt using both U.S. and international institutional and retail markets during the remainder of 2004. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

(20)

     Following is our debt composition as of March 31, 2004, and December 31, 2003:

At March 31, 2004		At December 31, 2003

Senior notes	54%	56%
Commercial paper	26	26
Current portion of long-term debt	15	13
Other - bank and other retail deposits	5	5

Total	100%	100%

During the first quarter of 2004, a special dividend of $0.2 billion relating to more efficient capital management in the Insurance segment was paid to GE through GECS.

Item 4. CONTROLS AND PROCEDURES

Under the direction of our Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

	Exhibit 31(a)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	Exhibit 31(b)	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

	Exhibit 32	Certifications Pursuant to 18 U.S.C. Section 1350

b.	Reports on Form 8-K during the quarter ended March 31, 2004.

A Form 8-K was filed on March 30, 2004, under Items 5 and 7 related to segment information reclassified to conform to January 1, 2004, organization changes.

(21)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
May 4, 2004	/s/ Philip D. Ameen

Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(22)