Form 10-Q
period 2004-06-30
GENERAL ELECTRIC CAPITAL CORP
filed 2004-07-30
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 1-6461 GENERAL ELECTRIC CAPITAL CORPORATION (Exact name of registrant as specified in its charter)

Delaware	13-1500700

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Long Ridge Road, Stamford, CT	06927

(Address of principal executive offices)	(Zip Code)

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

At July 29, 2004, 3,985,403 shares of voting common stock, which constitutes all of the outstanding common equity, with a par value of $4.00 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about expected future business and financial performance. Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors. We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Current and Retained Earnings
General Electric Capital Corporation and consolidated affiliates
(Unaudited)
	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

Revenues from services (note 8)	$13,408	$12,262	$27,037	$23,936
Sales of goods	728	568	1,304	1,055

Total revenues	14,136	12,830	28,341	24,991

Interest	2,737	2,444	5,328	4,812
Operating and administrative	4,650	3,815	9,389	7,226
Cost of goods sold	701	465	1,252	902
Insurance losses and policyholder and annuity benefits	1,696	2,147	3,539	4,312
Provision for losses on financing receivables	1,003	935	1,956	1,677
Depreciation and amortization	1,423	1,099	2,841	2,190
Minority interest in net earnings of consolidated affiliates	66	15	104	46

Total costs and expenses	12,276	10,920	24,409	21,165

Earnings before income taxes	1,860	1,910	3,932	3,826
Provision for income taxes	(284)	(306)	(703)	(604)

Net earnings	1,576	1,604	3,229	3,222
Dividends	(1,471)	(169)	(1,861)	(350)
Retained earnings at beginning of period	30,708	28,461	29,445	27,024

Retained earnings at end of period	$30,813	$29,896	$30,813	$29,896

See "Notes to Condensed, Consolidated Financial Statements."

(3)

Condensed Statement of Financial Position
General Electric Capital Corporation and consolidated affiliates
(In millions)	June 30, 2004	December 31, 2003

	(Unaudited)
Cash and equivalents	$6,001	$9,719
Investment securities	76,406	94,046
Financing receivables - net (note 5)	250,166	245,295
Insurance receivables	27,489	12,436
Other receivables - net	20,741	16,529
Inventories	190	197
Buildings and equipment, less accumulated amortization of $19,713 and $16,587	44,691	38,621
Intangible assets (note 6)	24,554	22,610
Other assets	68,267	66,975

Total assets	$518,505	$506,428

Borrowings (note 7)	$316,226	$311,474
Accounts payable	16,407	14,231
Insurance liabilities, reserves and annuity benefits	101,565	100,449
Other liabilities	22,075	21,110
Deferred income taxes	9,363	10,411

Total liabilities	465,636	457,675

Minority interest in equity of consolidated affiliates	6,138	2,512

Capital stock	19	19
Additional paid-in capital	14,610	14,236
Retained earnings	30,813	29,445
Accumulated gains/(losses) - net (a)
Investment securities	(58)	1,538
Currency translation adjustments	2,375	2,621
Derivatives qualifying as hedges	(1,028)	(1,618)

Total shareowner's equity	46,731	46,241

Total liabilities and equity	$518,505	$506,428

(a)

The sum of accumulated gains/(losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $1,289 million and $2,541 million at June 30, 2004 and December 31, 2003, respectively.

See "Notes to Condensed, Consolidated Financial Statements."

(4)

Condensed Statement of Cash Flows
General Electric Capital Corporation and consolidated affiliates

(Unaudited)
	Six months ended June 30

(In millions)	2004	2003

Cash Flows - Operating Activities
Net earnings	$3,229	$3,222
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for losses on financing receivables	1,956	1,677
Depreciation and amortization	2,841	2,190
Increase in accounts payable	1,738	1,227
Increase in insurance liabilities, reserves and annuity benefits	1,659	363
All other operating activities	656	18

Cash from operating activities	12,079	8,697

Cash Flows - Investing Activities
Increase in loans to customers	(132,156)	(108,420)
Principal collections from customers - loans	134,679	99,779
Investment in equipment for financing leases	(9,892)	(9,463)
Principal collections from customers - financing leases	9,358	9,918
Net change in credit card receivables	(494)	(1,610)
Buildings and equipment:
- additions	(5,257)	(3,043)
- dispositions	2,125	2,353
Payments for principal businesses purchased	(15,513)	(8,083)
Purchases of securities by insurance and annuity businesses	(10,048)	(15,907)
Dispositions of securities by insurance and annuity businesses	9,158	15,628
All other investing activities	2,235	(5,573)

Cash used for investing activities	(15,805)	(24,421)

Cash Flows - Financing Activities
Net decrease in borrowings (maturities 90 days or less)	(1,908)	(4,509)
Newly issued debt:
Short-term (91-365 days)	643	738
Long-term senior	27,309	36,218
Non-recourse, leveraged lease	283	168
Repayments and other debt reductions:
Short-term (91-365 days)	(21,054)	(16,289)
Long-term senior	(1,953)	(1,517)
Non-recourse, leveraged lease	(363)	(521)
Proceeds from sales of investment contracts	6,955	4,414
Redemption of investment contracts	(8,043)	(4,082)
Dividends paid	(1,861)	(350)

Cash from financing activities	8	14,270

Decrease in cash and equivalents	(3,718)	(1,454)

Cash and equivalents at beginning of year	9,719	6,983

Cash and equivalents at June 30	$6,001	$5,529

See "Notes to Condensed, Consolidated Financial Statements."

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

     1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Capital Corporation and all of our affiliates (GECC). As described in our Annual Report on Form 10-K for the year ended December 31, 2003, we reorganized our businesses on January 1, 2004, around markets and customers. On March 30, 2004, we provided the required reclassified prior-period information about this reorganization in a Form 8-K.

We have reclassified certain prior-period amounts herein to conform to the current period's presentation.

     2. The condensed, consolidated quarterly financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on a Saturday. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our Web site, www.ge.com/en/company/investor/secreports.htm.

     3. We adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities (Revised), on January 1, 2004. This accounting change added $1.5 billion of assets and $1.1 billion of liabilities to our consolidated balance sheet as of that date resulting from the consolidation of Penske Truck Leasing Co., L.P. (Penske), which was previously accounted for using the equity method. Penske provides full-service commercial truck leasing, truck rental and logistics services, primarily in North America. This accounting change did not require an adjustment to earnings and will not affect future earnings or cash flows. We adopted FIN 46, Consolidation of Variable Interest Entities, on July 1, 2003, and at that date consolidated certain entities in our financial statements.

     4. FIN 46 and FIN 46R changed the accounting for certain types of entities we use in the ordinary course of our securitization activities. Securitization entities consolidated as a result of FIN 46 and FIN 46R differ from other entities included in our consolidated financial statements because, by terms of relevant governing documents, the assets they hold, which are typically financial in nature, are legally isolated and are unavailable to us under any circumstances. Similarly, their liabilities are not our legal obligations but repayment depends primarily on cash flows generated by their assets. These securitization entities normally issue debt in the form of asset-backed securities, that is, debt secured by assets in the entity. We refer to certain of these entities as "consolidated, liquidating securitization entities" because we do not intend to replace the assets they contain; rather, we intend that such entities will liquidate as their assets are repaid. Beginning in the second quarter of 2004, we reclassified the assets, liabilities and operations of consolidated, liquidating securitization entities into the associated financial statement captions. Because their assets and liabilities differ from other assets and liabilities in our financial statements, we are providing supplemental information about these matters below and in notes 5 and 7. Also, to ensure that we have presented all of our securitization activities clearly, we also are providing information about off-balance sheet assets in securitization entities.

(6)

	At

(In millions)	6/30/04	12/31/03

Assets in consolidated, liquidating securitization entities are shown in the following captions:
Investment securities	$1,363	$1,566
Financing receivables - net (note 5)	16,870	21,877
Other assets	2,741	2,357
Other, principally insurance receivables	450	668

Total	21,424	26,468

Off-balance sheet (a)	24,133	21,894

Total securitized assets	$45,557	$48,362

(a)	Of amounts off-balance sheet, $4,599 million at June 30, 2004 and $4,092 million at December 31, 2003, were in entities to which we provide credit and/or liquidity support.

We continue to engage in off-balance sheet securitization transactions with third-party entities and to use public market, term securitizations. The following table provides further information about the nature of the assets in securitization entities that are both consolidated and off-balance sheet.

	At

(In millions)	6/30/04	12/31/03

Receivables and other assets secured by:
Equipment	$14,052	$15,616
Commercial real estate	13,851	15,046
Other assets	9,286	9,119
Credit card receivables	8,368	8,581

Total securitized assets	$45,557	$48,362

     5. Financing receivables are summarized in the following table.
	At

(In millions)	6/30/04	12/31/03

Time sales and loans, net of deferred income	$191,225	$187,733
Investment in financing leases, net of deferred income	65,488	63,760

	256,713	251,493
Allowance for losses on financing receivables	(6,547)	(6,198)

Financing receivables - net	$250,166	$245,295

(7)

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:
	At

(In millions)	6/30/04	12/31/03

Time sales and loans, net of deferred income	$14,023	$18,050
Investment in financing leases, net of deferred income	2,864	3,827

	16,887	21,877
Allowance for losses on financing receivables	(17)	-

Financing receivables - net	$16,870	$21,877

     6. Intangible assets are summarized in the following table.
	At

(In millions)	6/30/04	12/31/03

Goodwill	$22,145	$19,741
Present value of future profits (PVFP)	932	1,259
Capitalized software	665	695
Other intangibles	812	915

Total	$24,554	$22,610

Intangible assets were net of accumulated amortization of $9,121 million at June 30, 2004, and $9,424 million at December 31, 2003.

GOODWILL

Changes in goodwill balances follow.
	2004

(In millions)	Commercial Finance	Consumer Finance	Equipment & Other Services		Insurance	Portion of goodwill not included in GECC	Total

Balance at January 1	$8,627	$7,779	$1,029		$4,092	$(1,786)	$19,741
Acquisitions/purchase accounting adjustments (a)	799	1,036	3		9	-	1,847
Inter-segment transfers	523	384	(523)		(384)	-	-
Currency exchange and other	(34)	(36)	1,042	(b)	31	(446)	557

Balance at June 30	$9,915	$9,163	$1,551		$3,748	$(2,232)	$22,145

(a)

The amount of goodwill related to new acquisitions recorded during the first six months of 2004 was $1,470 million; the largest of these acquisitions were WMC Finance Co. ($564 million) by Consumer Finance and Sophia S.A. ($475 million) and most of the commercial lending business of Transamerica Finance Corporation ($308 million) by Commercial Finance. The amount of goodwill related to purchase accounting adjustments during the first six months of 2004 was $377 million, primarily associated with the 2003 acquisition of First National Bank ($252 million) by Consumer Finance. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company's accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be revised subsequently.

(b)	Includes $1,055 million of goodwill associated with the consolidation of Penske effective January 1, 2004.

(8)

INTANGIBLES SUBJECT TO AMORTIZATION
	At June 30, 2004			At December 31, 2003

(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

PVFP	$2,428	$(1,496)	$932	$2,900	$(1,641)	$1,259
Capitalized software	1,413	(748)	665	1,348	(653)	695
Servicing assets (a)	3,545	(3,431)	114	3,538	(3,391)	147
Patents, licenses and other	394	(217)	177	304	(201)	103
All other	970	(453)	517	1,074	(413)	661

Total	$8,750	$(6,345)	$2,405	$9,164	$(6,299)	$2,865

(a)

Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $10 billion and $14 billion at June 30, 2004 and December 31, 2003, respectively.

Indefinite-lived intangible assets were $4 million at June 30, 2004 and December 31, 2003, and related primarily to patents, licenses and other.

     Amortization expense related to amortizable intangible assets was $195 million and $145 million, for the quarters ended June 30, 2004 and 2003, respectively. Amortization expense related to amortizable intangible assets was $336 million and $427 million, for the six months ended June 30, 2004 and 2003, respectively.

PRESENT VALUE OF FUTURE PROFITS

     Change in PVFP balances follow.
(In millions)	Six months ended June 30, 2004	Six months ended June 30, 2003

Balance at January 1	$1,259	$2,078
Acquisitions	-	-
Dispositions	-	(574)
Accrued interest (a)	24	26
Amortization	(77)	(159)
Other	(274)	(126)

Balance at June 30	$932	$1,245

(a)	Interest was accrued at a rate of 5.1% and 3.6% for the six months ended June 30, 2004 and 2003, respectively.

We evaluate recoverability of PVFP periodically by comparing the current estimate of expected future gross profits with the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the six months ended June 30, 2004 or 2003.

(9)

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

2004	2005	2006	2007	2008

9.3%	8.7%	8.0%	7.3%	6.7%

     7. Borrowings are summarized in the following table.
	Consolidated Borrowings		Other than consolidated, liquidating securitization entities		Consolidated, liquidating securitization entities

	At

(In millions)	6/30/04	12/31/03	6/30/04	12/31/03	6/30/04	12/31/03

Short-term borrowings

Commercial paper
Unsecured	$75,775	$73,863	$75,775	$73,863	$-	$-
Asset-backed	17,311	21,998	-	-	17,311	21,998
Current portion of long- term debt	43,383	38,362	42,684	37,880	699	482
Other	16,301	14,362	16,301	14,362	-	-

Total	152,770	148,585	134,760	126,105	18,010	22,480

Long-term borrowings

Senior notes	150,061	149,335	148,472	147,387	1,589	1,948
Extendible notes	12,502	12,591	12,219	12,229	283	362
Subordinated notes	893	963	893	963	-	-

Total	163,456	162,889	161,584	160,579	1,872	2,310

Total borrowings	$316,226	$311,474	$296,344	$286,684	$19,882	$24,790

(10)

     8. Revenues from services are summarized in the following table.
	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

Premiums earned by insurance businesses	$1,747	$2,371	$3,550	$4,614
Interest on time sales and loans	4,573	4,273	9,265	8,146
Operating lease rentals	2,565	1,757	5,028	3,479
Investment income	1,128	1,152	2,254	2,361
Financing leases	1,068	960	2,139	1,994
Fees	920	604	1,784	1,429
Other income (a)	1,407	1,145	3,017	1,913

Total	$13,408	$12,262	$27,037	$23,936

(a)	Includes the loss on the Genworth Financial, Inc. (Genworth) initial public offering of $388 million for the second quarter and six months ended June 30, 2004.

     9. A summary of increases (decreases) in shareowner's equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

Net earnings	$1,576	$1,604	$3,229	$3,222
Investment securities - net changes in value	(3,031)	2,110	(1,596)	2,749
Currency translation adjustments - net	(166)	599	(246)	696
Derivatives qualifying as hedges - net changes in value	589	(841)	590	(933)

Total	$(1,032)	$3,472	$1,977	$5,734

     10. On May 28, 2004, we completed the initial public offering of approximately 146 million, or 30%, of the common shares of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our life and mortgage insurance operations. The transaction resulted in a pre-tax loss of $570 million ($336 million after tax) reported in our Insurance segment.

(11)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under Securities and Exchange Commission regulations; those rules require the supplemental explanation and reconciliation provided in Exhibit 99 to this Form 10-Q report.

     See the Segment Operations section on page 14 for a more detailed discussion of our businesses.

A. Results of Operations

Overview of Second Quarter and First Half of 2004 with Second Quarter and First Half of 2003

Our second quarter 2004 results reflected the continued benefits of our ongoing strategies. Consumer Finance and Commercial Finance continued to grow with total assets up 21% and 8%, respectively, in the second quarter of 2004 compared with the second quarter of 2003. We closed two strategic acquisitions during the second quarter of 2004 - WMC Finance Co., a U.S. wholesale lender by Consumer Finance and the U.S. leasing business of IKON Office Solutions by Commercial Finance. On May 28, 2004, we completed an initial public offering of approximately 146 million, or 30%, of the common shares of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our life and mortgage insurance operations. The effects of the transaction resulted in a pre-tax loss of $0.6 billion ($0.3 billion after tax) recognized in the Insurance segment.

     Revenues for the second quarter and first half of 2004 increased 10% and 13%, respectively, over the comparable periods of 2003. The increase in revenues resulted from acquisitions and origination growth, primarily at Commercial Finance and Consumer Finance, and the consolidation of certain businesses as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities (Revised), partially offset by the absence of revenues from businesses disposed of in 2003 and the effects of the Genworth initial public offering at Insurance.

     Net earnings for the second quarter and first half of 2004 decreased $28 million and increased $7 million, respectively, over the comparable periods of 2003.

     We integrate acquisitions as quickly as possible and only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses.

(12)

Effects of the acquisitions and dispositions on comparisons of our operations follow.

	Second quarter ended June 30		Six months ended June 30

(In billions)	2004	2003	2004	2003

Acquisitions
Revenues	$0.9	$0.5	$1.7	$1.1
Net earnings	$0.1	$0.1	$0.3	$0.1

Dispositions
Revenues	$(0.8)	$(0.3)	$(1.7)	$(0.6)
Net earnings	$(0.1)	$-	$(0.3)	$-

     Other factors that were important to our reported operations included the first quarter consolidation of Penske Truck Leasing Co., L.P., (Penske), which previously was accounted for using the equity method. Penske provides full-service commercial truck leasing, truck rental and logistics services, primarily in North America. This consolidation increased our reported revenues ($0.8 billion for the second quarter and $1.6 billion for the first half of 2004); we reported the increase primarily as operating lease rentals ($0.6 billion for the second quarter and $1.2 billion for the first half of 2004) and other income ($0.2 billion for the second quarter and $0.4 billion for the first half of 2004). Net earnings were unaffected by this change because our share of Penske earnings were previously reported on a one-line basis.

     Provision for income taxes for the second quarter of 2004 (an effective tax rate of 15.3%), compared with the second quarter of 2003 (an effective tax rate of 16.0%) decreased primarily as a result of our settling several issues with the U.S. Internal Revenue Service and adjustments to our full-year estimated effective tax rate for 2004, in accordance with policy, to reflect the tax benefits associated with the disposition of Genworth shares. This decrease was partially offset by growth in our pre-tax earnings at Commercial Finance and Equipment & Other Services which was principally from sources subject to tax at a rate higher than our average rate for 2003.

     Provision for income taxes for the first half of 2004 (an effective tax rate of 17.9%), compared with the first half of 2003 (an effective tax rate of 15.8%) increased primarily because growth in our pre-tax earnings at Commercial Finance and Equipment & Other Services was principally from sources subject to tax at a rate higher than our average rate for 2003. This increase was partially offset by our settling several issues with the U.S. Internal Revenue Service and adjustments to our full-year estimated effective tax rate for 2004, in accordance with policy, to reflect the tax benefits associated with the disposition of Genworth shares.

(13)

SEGMENT OPERATIONS

Revenues and net earnings by operating segment of General Electric Capital Services, Inc. (GECS), the sole owner of the common stock of GECC, for the second quarters and six months ended June 30, 2004 and 2003, are summarized and discussed below with a reconciliation to the GECC-only results. The most significant component of these reconciliations is the exclusion from the Insurance segment at the GECC level of the results of GE Global Insurance Holding (principally Employers Reinsurance Corporation - ERC), which is not a subsidiary of GECC but is a subsidiary of GECS. As discussed in our 2003 Annual Report on Form 10-K, effective January 1, 2004, we made changes to the way we report our segments. We have reclassified certain prior-period amounts herein to conform to the current period's presentation.

CONSOLIDATED
	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

REVENUES
Commercial Finance	$5,732	$5,180	$11,123	$9,956
Consumer Finance	3,830	3,046	7,419	5,805
Equipment & Other Services	2,017	869	4,027	1,833
Insurance	5,554	6,792	11,507	13,160

Total revenues	17,133	15,887	34,076	30,754
Revenues not included in GECC	(2,997)	(3,057)	(5,735)	(5,763)

Total revenues as reported in GECC	$14,136	$12,830	$28,341	$24,991

NET EARNINGS
Commercial Finance	$975	$832	$1,930	$1,702
Consumer Finance	600	514	1,202	1,060
Equipment & Other Services	68	(252)	(54)	(510)
Insurance	53	508	463	1,020

Total net earnings	1,696	1,602	3,541	3,272
Net earnings not included in GECC	(120)	2	(312)	(50)

Total net earnings as reported in GECC	$1,576	$1,604	$3,229	$3,222

(14)

COMMERCIAL FINANCE
	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

REVENUES	$5,732	$5,180	$11,123	$9,956
Less portion of Commercial Finance not included in GECC	(105)	(74)	(188)	(142)

Total revenues in GECC	$5,627	$5,106	$10,935	$9,814

NET REVENUES
Total revenues	$5,627	$5,106	$10,935	$9,814
Interest expense	1,431	1,456	2,811	2,925

Total net revenues	$4,196	$3,650	$8,124	$6,889

NET EARNINGS	$975	$832	$1,930	$1,702
Less portion of Commercial Finance not included in GECC	(38)	(15)	(63)	(32)

Total net earnings in GECC	$937	$817	$1,867	$1,670

	At

(In millions)	6/30/04	6/30/03	12/31/03

TOTAL ASSETS	$223,045	$207,175	$214,016
Less portion of Commercial Finance not included in GECC	238	(568)	686

Total assets in GECC	$223,283	$206,607	$214,702

	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

REAL ESTATE
Revenues in GECS	$598	$599	$1,201	$1,202

Net earnings in GECS	$215	$198	$445	$464

AVIATION SERVICES
Revenues in GECS	$777	$710	$1,492	$1,424

Net earnings in GECS	$133	$126	$277	$261

(15)

	At

(In millions)	6/30/04	6/30/03	12/31/03

REAL ESTATE
Total assets in GECS	$31,416	$29,157	$27,767

AVIATION SERVICES
Total assets in GECS	$35,668	$32,305	$33,271

Commercial Finance revenues and net earnings increased 11% and 17%, respectively, from the second quarter of 2003. The increase in revenues resulted primarily from acquisitions ($0.7 billion) and origination growth, partially offset by lower securitization activity ($0.1 billion). The increase in net earnings resulted primarily from acquisitions ($0.1 billion) and origination growth, partially offset by lower securitization gains ($0.1 billion).

    Commercial Finance revenues and net earnings increased 12% and 13%, respectively, from the first six months of 2003. The increase in revenues resulted primarily from acquisitions ($1.1 billion), origination growth, and higher investment gains ($0.1 billion), partially offset by lower securitization activity ($0.1 billion). The increase in net earnings resulted primarily from acquisitions ($0.2 billion) and higher investment gains ($0.1 billion), partially offset by lower securitization gains ($0.1 billion).

     The most significant acquisitions affecting Commercial Finance results in 2004 were the U.S. leasing business of IKON Office Solutions, acquired during the second quarter of 2004; the commercial lending business of Transamerica Finance Corporation and Sophia S.A., both acquired during the first quarter of 2004; and the assets of CitiCapital Fleet Services, acquired during the fourth quarter of 2003. These businesses contributed $0.6 billion and $0.1 billion to second quarter 2004 revenues and net earnings, respectively, and $1.0 billion and $0.1 billion to revenues and net earnings, respectively, for the first six months of 2004.

CONSUMER FINANCE
	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

REVENUES	$3,830	$3,046	$7,419	$5,805
Less portion of Consumer Finance
not included in GECC	-	59	(9)	81

Total revenues in GECC	$3,830	$3,105	$7,410	$5,886

NET REVENUES
Total revenues	$3,830	$3,105	$7,410	$5,886
Interest expense	844	669	1,613	1,242

Total net revenues	$2,986	$2,436	$5,797	$4,644

NET EARNINGS	$600	$514	$1,202	$1,060
Less portion of Consumer Finance not included in GECC	3	76	(12)	118

Total net earnings in GECC	$603	$590	$1,190	$1,178

(16)

	At

(In millions)	6/30/04	6/30/03	12/31/03

TOTAL ASSETS	$116,851	$97,117	$106,530
Less portion of Consumer Finance not included in GECC	(710)	(1,006)	(595)

Total assets in GECC	$116,141	$96,111	$105,935

Consumer Finance revenues and net earnings increased 26% and 17%, respectively, from the second quarter of 2003. The increase in revenues resulted primarily from origination growth, the net effects of the weaker U.S. dollar ($0.3 billion), acquisitions ($0.2 billion) and higher securitization activity ($0.2 billion), partially offset by the 2003 divestiture of The Home Depot private label credit card receivables ($0.3 billion). The increase in net earnings resulted primarily from origination growth, acquisitions, the net effects of the weaker U.S. dollar and higher securitization activity, partially offset by the absence of The Home Depot private label credit card receivables divested in 2003.

     Consumer Finance revenues and net earnings increased 28% and 13%, respectively, from the first six months of 2003. The increase in revenues resulted primarily from acquisitions ($0.6 billion), higher securitization activity ($0.5 billion), origination growth, and the net effects of the weaker U.S. dollar ($0.5 billion), partially offset by the 2003 divestiture of The Home Depot private label credit card receivables ($0.6 billion). The increase in net earnings resulted primarily from origination growth, acquisitions, the net effects of the weaker U.S. dollar and higher securitization activity, partially offset by the absence of The Home Depot private label credit card receivables divested in 2003, and increased costs to launch new products and promote brand awareness in 2004.

     Our most significant acquisitions affecting Consumer Finance in 2004 were First National Bank, which provides mortgage and sales finance products in the United Kingdom, the U.S. retail sales finance unit of Conseco Finance Corp. (Conseco) and GC Corporation (GC Card), which provides credit card and sales finance products in Japan. We acquired First National Bank and Conseco in the second quarter of 2003, and GC Card in the third quarter of 2003. These businesses contributed $0.1 billion to second quarter 2004 revenues and $0.4 billion and $0.1 billion to revenues and net earnings, respectively, for the first six months of 2004.

(17)

EQUIPMENT & OTHER SERVICES
	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

REVENUES	$2,017	$869	$4,027	$1,833
Less portion of Equipment & Other Services not included in GECC	172	(2)	365	19

Total revenues in GECC	$2,189	$867	$4,392	$1,852

NET EARNINGS	$68	$(252)	$(54)	$(510)
Less portion of Equipment & Other Services
not included in GECC	36	45	55	81

Total net earnings in GECC	$104	$(207)	$1	$(429)

Equipment & Other Services revenues and net earnings increased $1.1 billion and $0.3 billion, respectively, from the second quarter of 2003. Revenues increased as a result of the adoption of FIN 46R ($0.8 billion), primarily including operating lease rentals ($0.6 billion) and other income ($0.2 billion), and FIN 46 ($0.2 billion). The most significant entity consolidated as a result of FIN 46R was Penske, which was previously accounted for using the equity method. The increase in net earnings resulted primarily from the absence of 2003 investment losses and 2004 investment gains at GE Equity ($0.1 billion).

     Equipment & Other Services revenues and net earnings increased $2.2 billion and $0.5 billion, respectively, from the first six months of 2003. Revenues increased as a result of the adoption of FIN 46R ($1.6 billion), primarily including operating lease rentals ($1.2 billion) and other income ($0.4 billion), and FIN 46 ($0.6 billion). The increase in net earnings resulted primarily from the absence of 2003 investment losses and 2004 investment gains at GE Equity ($0.2 billion).

(18)

INSURANCE
	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

REVENUES	$5,554	$6,792	$11,507	$13,160
Less portion of Insurance
not included in GECC	(3,064)	(3,040)	(5,903)	(5,721)

Total revenues in GECC	$2,490	$3,752	$5,604	$7,439

NET EARNINGS	$53	$508	$463	$1,020
Less portion of Insurance not included in GECC	(121)	(104)	(292)	(217)

Total net earnings in GECC	$(68)	$404	$171	$803

GE GLOBAL INSURANCE HOLDING (ERC)
Revenues in GECS	$2,666	$3,065	$5,313	$5,758

Net earnings in GECS	$142	$119	$282	$240

Insurance revenues and net earnings decreased 18% and 90%, respectively, from the second quarter of 2003. The decrease in revenues resulted primarily from the 2003 dispositions ($0.8 billion), including GE Edison Life Insurance Company, Financial Guaranty Insurance Company and ERC Life Reinsurance Corporation; the effects of the Genworth initial public offering ($0.4 billion) and net declines in volume resulting from strategic exits of certain business channels, primarily at ERC ($0.4 billion). These decreases were partially offset by the net effects of the weaker U.S. dollar ($0.2 billion). The overall decrease in net earnings resulted primarily from the effects of the Genworth initial public offering and the 2003 dispositions referred to above, partially offset by favorable earnings at ERC, reflecting lower 2004 adverse development on prior year claim reserves.

     Insurance revenues and net earnings decreased 13% and 55%, respectively, from the first six months of 2003. The decrease in revenues resulted primarily from the 2003 dispositions ($1.5 billion), including GE Edison Life Insurance Company, Financial Guaranty Insurance Company and ERC Life Reinsurance Corporation; net declines in volume resulting from strategic exits of certain business channels, primarily at ERC ($0.6 billion) and the effects of the Genworth initial public offering ($0.4 billion). These decreases were partially offset by the net effects of the weaker U.S. dollar ($0.3 billion) and continued favorable pricing at ERC ($0.1 billion). The overall decrease in net earnings resulted primarily from the effects of the Genworth initial public offering and the 2003 dispositions referred to above, partially offset by favorable earnings at ERC, reflecting lower 2004 adverse development on prior year claim reserves.

(19)

B. STATEMENT OF FINANCIAL POSITION

OVERVIEW OF FINANCIAL POSITION

Major changes in our financial position resulted from the following.

  During 2004, we completed our acquisitions of the commercial lending business of Transamerica Finance Corporation, Sophia S.A., a real estate company in France, WMC Finance Co., a U.S. wholesale lender and the U.S. leasing business of IKON Office Solutions. At their respective acquisition dates, these transactions resulted in a combined increase in total assets of $18.1 billion, of which $11.2 billion was financing receivables before allowance for losses, and a combined increase in total liabilities of approximately $4.6 billion, of which $2.9 billion was debt.

  On May 28, 2004, we completed the initial public offering of approximately 146 million, or 30%, of the common shares of Genworth, our formerly wholly-owned subsidiary that conducts most of our life and mortgage insurance operations. This transaction resulted in an increase to minority interest of $3.4 billion.

  We adopted FIN 46R on January 1, 2004, adding $1.5 billion of assets and $1.1 billion of liabilities to our consolidated balance sheet as of that date, relating to Penske.

INVESTMENT SECURITIES comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $76.4 billion at June 30, 2004, compared with $94.0 billion at December 31, 2003. The decrease of $17.6 billion was primarily the result of a business reorganization completed in conjunction with the Genworth initial public offering which resulted in the transfer of Union Fidelity Life Insurance Company from GECC to GECS ($17.2 billion). The balance of the decrease was the net result of declines in debt markets, partially offset by investing premiums received and reinvesting investment income.

     We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at June 30, 2004, approximately $0.1 billion was at risk of being charged to earnings in the next twelve months; slightly more than half of this amount related to commercial airlines.

      Impairment losses for the first six months of 2004 totaled $0.1 billion compared with $0.3 billion in the comparable 2003 period. Impairments in both periods were recognized for issuers in a variety of industries; we do not believe that any of the impairments indicated likely future impairments in the remaining portfolio.

     Gross unrealized gains and losses were $1.8 billion and $1.4 billion, respectively, at June 30, 2004, compared with $3.9 billion and $1.0 billion, respectively, at year end 2003, primarily reflecting a decrease in the estimated fair value of debt securities as interest rates increased. We estimate that available gains, net of resulting impairment of insurance intangible assets, could be as much as $1.1 billion at June 30, 2004. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of gains or losses.

(20)

          Investment securities collateralized by commercial aircraft and in an unrealized loss position for twelve months or more as of June 30, 2004, had an aggregate amortized cost of $1.1 billion and an estimated fair value of $0.7 billion. We believe that these securities are in an unrealized loss position because of ongoing negative market reaction to difficulties in the commercial airline industry. Of this $0.4 billion of unrealized losses on securities that have been trading below amortized cost for more than 12 months, approximately 99% is related to securities that are current on all contractual principal and interest terms. For these securities, we do not foresee changes in the timing and amount of estimated cash flows and expect full recovery of our amortized cost. Further, should our cash flow expectation prove to be incorrect, the current market values of aircraft collateral, as obtained from independent appraisers, exceeded both the market value and amortized cost of our securities.

FINANCING RECEIVABLES is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $256.7 billion at June 30, 2004, from $251.5 billion at December 31, 2003, as discussed in the following paragraphs. The related allowance for losses at June 30, 2004, amounted to $6.5 billion compared with $6.2 billion at December 31, 2003, representing our best estimate of probable losses inherent in the portfolio.

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

     Commercial Finance financing receivables, before allowance for losses, totaled $139.8 billion at June 30, 2004, compared with $133.7 billion at December 31, 2003, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily from acquisitions ($12.4 billion) and origination growth ($5.3 billion), partially offset by securitizations and sales ($11.0 billion) and the net effects of foreign currency translation ($0.4 billion). Related nonearning and reduced-earning receivables were $1.7 billion (1.2% of outstanding receivables) at June 30, 2004, compared with $1.7 billion (1.3% of outstanding receivables) at December 31, 2003. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio. Gross write-offs were $0.3 billion and $0.6 billion for the first six months of 2004 and 2003, respectively; recoveries were modest.

     Consumer Finance financing receivables, before allowance for losses, were $98.6 billion at June 30, 2004, compared with $94.0 billion at December 31, 2003, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased as a result of origination growth ($3.2 billion), acquisitions ($0.8 billion) and the net effects of foreign currency translation ($0.4 billion), partially offset by securitization activity ($0.4 billion). Nonearning consumer receivables at June 30, 2004, were $2.6 billion (2.6% of outstanding receivables), compared with $2.5 billion (2.6% of outstanding receivables) at December 31, 2003. This is the result of growth in our secured financing business, a business that tends to experience relatively higher delinquencies but relatively lower losses than the rest of our consumer portfolio, offset by improved portfolio quality and collection results. Gross write-offs for the first six months of 2004 were $1.7 billion compared with $1.4 billion for the first six months of 2003. Recoveries for the first six months of 2004 were $0.4 billion, the same as the 2003 period.

(21)

     Equipment & Other Services financing receivables, before allowance for losses, amounted to $18.3 billion and $23.8 billion at June 30, 2004, and December 31, 2003, respectively and consisted primarily of financing receivables in consolidated, liquidating securitization entities, that were consolidated as a result of adoption of FIN 46. This portfolio of receivables decreased because we have ceased transferring assets to these entities. Nonearning receivables at June 30, 2004, were $0.1 billion (0.8% of outstanding receivables), compared with $0.1 billion (0.6% of outstanding receivables) at December 31, 2003.

     Approximate delinquency rates on managed Commercial Finance equipment loans and leases and Consumer Finance financing receivables follow.

At

6/30/04		12/31/03	6/30/03

Commercial Finance	1.67%	1.37%	1.84%
Consumer Finance	5.58%	5.57%	5.81%

Delinquency rates at Commercial Finance increased from December 31, 2003 to June 30, 2004, reflecting collection results. The decline from June 30, 2003 to June 30, 2004, reflects improved economic conditions and collection results.

     Delinquency rates at Consumer Finance increased slightly from December 31, 2003 to June 30, 2004, as a result of growth in our secured financing business, partially offset by improved portfolio quality. The decline from June 30, 2003 to June 30, 2004, reflects improved portfolio quality and collection results, partially offset by growth in our secured financing business.

C. ADDITIONAL CONSIDERATIONS

Commercial Airlines

For our total commercial airline portfolio, we recognized impairment losses on leases, loans and investment securities of $0.1 billion in the first six months of 2004, the same as the first six months of 2003. Equipment under operating leases is subject to our routine impairment review process, which we conduct at least annually considering current and estimated future lease rates as well as customer prospects. We regularly and comprehensively evaluate the recoverability of our loan and investment securities portfolio and assess prospects of our customers. Based upon our consideration of relevant factors, we do not believe that any of our positions is impaired at June 30, 2004.

     Three commercial airline customers are, or have recently been, operating under bankruptcy protection. Following is a discussion of those airlines.

     US Airways Group, parent of US Airways, emerged from its 2002 bankruptcy on March 31, 2003. Our June 30, 2004, US Airways position of $2.8 billion comprised loans, leases, investment securities and commitments, all substantially secured by various equipment, including aircraft. During 2004, as US Airways continued to

(22)

experience financial difficulties and debt rating downgrade, we negotiated improved terms on our previously committed regional jet financing and obtained certain cross-default provisions. We continue to monitor US Airways' progress in implementing the revised business plan under which all of our obligations would be satisfied in accordance with their terms.

     UAL Corp., the parent company of United Airlines, is currently operating under bankruptcy protection. Our June 30, 2004, United Airlines position of $1.4 billion comprised loans fully secured by commercial aircraft and assets subject to operating leases.

     Air Canada is currently operating under Canadian bankruptcy protection. Our June 30, 2004, Air Canada position of $2.6 billion was fully secured and comprised debtor-in-possession (DIP) financing during the reorganization period as well as loan and lease arrangements. A significant portion of Air Canada's lease obligations to us is cross-collateralized by security for the DIP facility.

D. DEBT INSTRUMENTS

During the first six months of 2004, GECC and GECC affiliates issued $27 billion of long-term debt, including $3 billion issued by Genworth in connection with the initial public equity offering described on page 11.  This debt was both fixed and floating rate and was issued to institutional and  retail investors in the U.S. and 14 other global markets.  Maturities ranged from one to 30 years.  We used the proceeds primarily for repayment of maturing long-term debt, but also for acquisitions and organic growth. We anticipate that we will issue between $26 billion and $31 billion of additional long-term debt during the remainder of 2004, although the ultimate amount we issue will depend on our needs, and on the markets.

     Following is an analysis of our debt obligations other than debt of consolidated, liquidating securitization entities at June 30, 2004, and December 31, 2003.
At June 30, 2004		At December 31, 2003

Senior notes	55%	56%
Commercial paper	26	26
Current portion of long-term debt	14	13
Other - bank and other retail deposits	5	5

Total	100%	100%

During the first six months of 2004, we paid $1.5 billion of special dividends to GE through GECS, of which $1.3 billion was generated from the proceeds of the Genworth initial public offering and $0.2 billion was related to more efficient capital management in the Insurance segment.

(23)

Item 4. CONTROLS AND PROCEDURES

Under the direction of our Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	Exhibits

	Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

	Exhibit 31(a)	Certifications of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	Exhibit 31(b)	Certifications of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

	Exhibit 32	Certifications Pursuant to 18 U.S.C. Section 1350

	Exhibit 99	Financial Measures That Supplement Generally Accepted Accounting Principles

b.	Reports on Form 8-K during the quarter ended June 30, 2004.

None

(24)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
General Electric Capital Corporation (Registrant)
July 30, 2004	/s/ Philip D. Ameen

Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer