Form 10-Q
period 2004-09-30
GENERAL ELECTRIC CAPITAL CORP
filed 2004-10-26
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 1-6461 GENERAL ELECTRIC CAPITAL CORPORATION (Exact name of registrant as specified in its charter)

Delaware	13-1500700

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Long Ridge Road, Stamford, CT	06927

(Address of principal executive offices)	(Zip Code)

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

At October 25, 2004, 3,985,403 shares of voting common stock, which constitutes all of the outstanding common equity, with a par value of $4.00 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document contains "forward-looking statements" – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," or "will." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and commodity prices; from future integration of acquired businesses; from future financial performance of major industries which we serve including, without limitation, the air and rail transportation, energy generation, real estate and healthcare industries; from unanticipated loss development in our insurance businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Current and Retained Earnings
General Electric Capital Corporation and consolidated affiliates
(Unaudited)
	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

Revenues from services (note 8)	$13,950	$13,554	$40,987	$37,490
Sales of goods	706	527	2,010	1,582

Total revenues	14,656	14,081	42,997	39,072

Interest	2,622	2,489	7,950	7,301
Operating and administrative	4,526	4,074	13,915	11,300
Cost of goods sold	674	459	1,926	1,361
Insurance losses and policyholder and annuity benefits	1,535	2,243	5,074	6,555
Provision for losses on financing receivables	782	1,023	2,738	2,700
Depreciation and amortization	1,491	1,197	4,332	3,387
Minority interest in net earnings of consolidated affiliates	116	22	220	68

Total costs and expenses	11,746	11,507	36,155	32,672

Earnings before income taxes and accounting change	2,910	2,574	6,842	6,400
Provision for income taxes	(660)	(573)	(1,363)	(1,177)

Earnings before accounting change	2,250	2,001	5,479	5,223
Cumulative effect of accounting change	–	(339)	–	(339)

Net earnings	2,250	1,662	5,479	4,884
Dividends	(234)	(1,933)	(2,095)	(2,283)
Retained earnings at beginning of period	30,813	29,896	29,445	27,024

Retained earnings at end of period	$32,829	$29,625	$32,829	$29,625

See "Notes to Condensed, Consolidated Financial Statements."

(3)

Condensed Statement of Financial Position
General Electric Capital Corporation and consolidated affiliates
(In millions)	September 30, 2004	December 31, 2003

	(Unaudited)
Cash and equivalents	$5,307	$9,719
Investment securities	78,652	94,046
Financing receivables – net (note 5)	250,609	245,295
Insurance receivables	27,115	12,436
Other receivables – net	22,132	16,529
Inventories	203	197
Buildings and equipment, less accumulated amortization of $20,001 and $16,587	45,095	38,621
Intangible assets (note 6)	24,419	22,610
Other assets	71,075	66,975

Total assets	$524,607	$506,428

Borrowings (note 7)	$320,210	$311,474
Accounts payable	16,393	14,231
Insurance liabilities, reserves and annuity benefits	101,489	100,449
Other liabilities	21,472	21,110
Deferred income taxes	10,122	10,411

Total liabilities	469,686	457,675

Minority interest in equity of consolidated affiliates	6,043	2,512

Capital stock	19	19
Additional paid-in capital	14,560	14,236
Retained earnings	32,829	29,445
Accumulated gains (losses) – net (a)
Investment securities	466	1,538
Currency translation adjustments	2,298	2,621
Derivatives qualifying as hedges	(1,294)	(1,618)

Total shareowner's equity	48,878	46,241

Total liabilities and equity	$524,607	$506,428

(a)

The sum of accumulated gains (losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $1,470 million and $2,541 million at September 30, 2004 and December 31, 2003, respectively.

See "Notes to Condensed, Consolidated Financial Statements."

(4)

Condensed Statement of Cash Flows
General Electric Capital Corporation and consolidated affiliates

(Unaudited)
	Nine months ended September 30

(In millions)	2004	2003

Cash Flows – Operating Activities
Net earnings	$5,479	$4,884
Adjustments to reconcile net earnings to cash provided from operating activities
Cumulative effect of accounting change	–	339
Provision for losses on financing receivables	2,738	2,700
Depreciation and amortization	4,332	3,387
Increase in accounts payable	2,918	2,916
Increase in insurance liabilities, reserves and annuity benefits	2,747	875
All other operating activities	919	1,631

Cash from operating activities	19,133	16,732

Cash Flows – Investing Activities
Increase in loans to customers	(208,289)	(164,832)
Principal collections from customers – loans	209,433	162,018
Investment in equipment for financing leases	(14,834)	(15,050)
Principal collections from customers – financing leases	17,311	16,808
Net change in credit card receivables	(3,156)	1,835
Buildings and equipment:
– additions	(7,673)	(4,973)
– dispositions	3,648	3,920
Payments for principal businesses purchased	(16,200)	(9,167)
Purchases of securities by insurance and annuity businesses	(15,109)	(29,616)
Dispositions of securities by insurance and annuity businesses	12,802	28,122
All other investing activities	(911)	(3,588)

Cash used for investing activities	(22,978)	(14,523)

Cash Flows – Financing Activities
Net decrease in borrowings (maturities 90 days or less)	(7,240)	(16,034)
Newly issued debt:
Short-term (91-365 days)	1,001	1,162
Long-term senior	41,837	43,886
Non-recourse, leveraged lease	175	375
Repayments and other debt reductions:
Short-term (91-365 days)	(28,571)	(27,813)
Long-term senior	(2,514)	(2,915)
Non-recourse, leveraged lease	(502)	(585)
Proceeds from sales of investment contracts	12,261	11,725
Redemption of investment contracts	(14,919)	(11,769)
Dividends paid	(2,095)	(2,283)

Cash used for financing activities	(567)	(4,251)

Decrease in cash and equivalents	(4,412)	(2,042)

Cash and equivalents at beginning of year	9,719	6,983

Cash and equivalents at September 30	$5,307	$4,941

See "Notes to Condensed, Consolidated Financial Statements."

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

     1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Capital Corporation and all of our affiliates (GECC). As described in our Annual Report on Form 10-K for the year ended December 31, 2003, we reorganized our businesses on January 1, 2004, around markets and customers. On March 30, 2004, we provided the required reclassified prior-period information about this reorganization in a Form 8-K. We have reclassified certain prior-period amounts to conform to the current period's presentation.

     2. The condensed, consolidated quarterly financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on a Saturday. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our Web site, www.ge.com/en/company/investor/secreports.htm.

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

     We adopted FIN 46, Consolidation of Variable Interest Entities on July 1, 2003, and for the first time consolidated certain special purpose entities. In total, transition resulted in a $339 million after-tax accounting charge to our third quarter 2003 net earnings which is reported in the caption Cumulative effect of accounting change.

  FIN 46 required that, if practicable, we consolidate assets and liabilities of FIN 46 entities based on their carrying amounts. For us, such transition losses were primarily associated with interest rate swaps that did not qualify for hedge accounting before transition. Additional transition losses arose from recording carrying amounts of assets and liabilities as we eliminated certain previously recognized gains.

  When it was impracticable to determine carrying amounts, as defined, FIN 46 required assets and liabilities to be consolidated at their July 1, 2003, fair values. We recognized a loss on consolidation of certain of these entities because the fair value of associated liabilities, including the fair values of interest rate swaps, exceeded independently appraised fair values of their related assets.

(6)

  For assets that had been securitized using qualifying special purpose entities (QSPEs), transition carrying amounts were based on hypothetical repurchase of the assets at fair value. Transition effects associated with consolidation of these assets and liabilities were insignificant, as were transition effects of consolidating assets and liabilities associated with issuance of guaranteed income contracts (GICs).

     4. FIN 46 and FIN 46R changed the accounting for certain types of entities we use in the ordinary course of our securitization activities. Securitization entities consolidated as a result of FIN 46 and FIN 46R differ from other entities included in our consolidated financial statements because, by terms of relevant governing documents, the assets they hold, which are typically financial in nature, are legally isolated and are unavailable to us under any circumstances. Similarly, their liabilities are not our legal obligations but repayment depends primarily on cash flows generated by their assets. These securitization entities normally issue debt in the form of asset-backed securities, that is, debt secured by assets in the entity. We refer to certain of these entities as "consolidated, liquidating securitization entities" because we do not intend to replace the assets they contain; rather, we intend that such entities will liquidate as their assets are repaid. Because their assets and liabilities differ from other assets and liabilities in our financial statements, we are providing supplemental information about these entities below and in notes 5 and 7 along with information about off-balance sheet securitization entities.

	At

(In millions)	9/30/04	12/31/03

Assets in consolidated, liquidating securitization entities are shown in the following captions:
Investment securities	$1,328	$1,566
Financing receivables – net (note 5)	14,786	21,877
Other assets	2,373	2,357
Other, principally insurance receivables	338	668

Total	18,825	26,468

Off-balance sheet (a)	25,927	21,894

Total securitized assets	$44,752	$48,362

(a)	Of amounts off-balance sheet, $4,489 million at September 30, 2004 and $4,092 million at December 31, 2003, were in entities to which we provide credit and/or liquidity support.

We continue to engage in off-balance sheet securitization transactions with third-party entities and to use public market, term securitizations. The following table provides further information about the nature of the assets in securitization entities that are both consolidated and off-balance sheet.

(7)

	At

(In millions)	9/30/04	12/31/03

Receivables and other assets secured by:
Equipment	$12,742	$15,616
Commercial real estate	13,465	15,046
Other assets	11,455	9,119
Credit card receivables	7,090	8,581

Total securitized assets	$44,752	$48,362

     5. Financing receivables – net, consisted of the following.
	At

(In millions)	9/30/04	12/31/03

Time sales and loans, net of deferred income	$192,168	$187,733
Investment in financing leases, net of deferred income	64,872	63,760

	257,040	251,493
Allowance for losses on financing receivables	(6,431)	(6,198)

Financing receivables – net	$250,609	$245,295

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:
	At

(In millions)	9/30/04	12/31/03

Time sales and loans, net of deferred income	$12,300	$18,050
Investment in financing leases, net of deferred income	2,507	3,827

	14,807	21,877
Allowance for losses on financing receivables	(21)	–

Financing receivables – net	$14,786	$21,877

     6. Intangible assets are summarized in the following table.
	At

(In millions)	9/30/04	12/31/03

Goodwill	$22,064	$19,741
Present value of future profits (PVFP)	811	1,259
Capitalized software	658	695
Other intangibles	886	915

Total	$24,419	$22,610

Intangible assets were net of accumulated amortization of $9,260 million at September 30, 2004, and $9,424 million at December 31, 2003.

(8)

GOODWILL

Changes in goodwill balances follow.
	2004

(In millions)	Commercial Finance	Consumer Finance	Equipment & Other Services		Insurance	Portion of goodwill not included in GECC	Total

Balance at January 1	$8,627	$7,779	$1,029		$4,092	$(1,786)	$19,741
Acquisitions/purchase accounting adjustments (a)	800	1,000	4		10	–	1,814
Inter-segment transfers	523	384	(523)		(384)	–	–
Currency exchange and other	(32)	(75)	1,036	(b)	11	(431)	509

Balance at September 30	$9,918	$9,088	$1,546		$3,729	$(2,217)	$22,064

(a)

The amount of goodwill related to new acquisitions recorded during the first nine months of 2004 was $1,536 million; the largest of these acquisitions were WMC Finance Co. ($564 million) by Consumer Finance, and Sophia S.A. ($475 million) and most of the commercial lending business of Transamerica Finance Corporation ($308 million) by Commercial Finance. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company's accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised. During 2004, we increased goodwill associated with previous acquisitions by $278 million; the largest such adjustment was an incremental $205 million associated with the 2003 acquisition of First National Bank by Consumer Finance.

(b)	Includes $1,055 million of goodwill associated with the consolidation of Penske effective January 1, 2004.

INTANGIBLES SUBJECT TO AMORTIZATION
	At September 30, 2004			At December 31, 2003

(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

PVFP	$2,328	$(1,517)	$811	$2,900	$(1,641)	$1,259
Capitalized software	1,461	(803)	658	1,348	(653)	695
Servicing assets (a)	3,549	(3,451)	98	3,538	(3,391)	147
Patents, licenses and other	450	(223)	227	304	(201)	103
All other	1,036	(479)	557	1,074	(413)	661

Total	$8,824	$(6,473)	$2,351	$9,164	$(6,299)	$2,865

(a)

Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $9 billion and $14 billion at September 30, 2004 and December 31, 2003, respectively.

Indefinite-lived intangible assets were $4 million at September 30, 2004 and December 31, 2003, respectively, and related primarily to patents, licenses and other.

     Amortization expense related to amortizable intangible assets was $156 million and $222 million for the quarters ended September 30, 2004 and 2003, respectively. Amortization expense related to amortizable intangible assets was $498 million and $699 million for the nine months ended September 30, 2004 and 2003, respectively.

(9)

PRESENT VALUE OF FUTURE PROFITS (PVFP)

Changes in PVFP balances follow.
(In millions)	Nine months ended September 30, 2004	Nine months ended September 30, 2003

Balance at January 1	$1,259	$2,078
Acquisitions	–	–
Dispositions	–	(574)
Accrued interest (a)	41	71
Amortization	(113)	(246)
Other	(376)	(47)

Balance at September 30	$811	$1,282

(a)	Interest was accrued at a rate of 6.6% and 5.7% for the nine months ended September 30, 2004 and 2003, respectively.

We evaluate recoverability of PVFP periodically by comparing the current estimate of expected future gross profits with the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the nine months ended September 30, 2004 or 2003.

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
2004	2005	2006	2007	2008

9.3%	8.7%	8.0%	7.3%	6.7%

(10)

     7. Borrowings are summarized in the following table.
	Consolidated borrowings		Other than consolidated, liquidating securitization entities		Consolidated, liquidating securitization entities

	At

(In millions)	9/30/04	12/31/03	9/30/04	12/31/03	9/30/04	12/31/03

Short-term borrowings

Commercial paper
Unsecured	$73,266	$73,863	$73,266	$73,863	$–	$–
Asset-backed	15,004	21,998	–	–	15,004	21,998
Current portion of long- term debt	40,675	38,362	39,971	37,880	704	482
Other	16,231	14,362	16,231	14,362	–	–

Total	145,176	148,585	129,468	126,105	15,708	22,480

Long-term borrowings

Senior notes	161,958	149,335	160,655	147,387	1,303	1,948
Extendible notes	12,259	12,591	11,992	12,229	267	362
Subordinated notes	817	963	817	963	–	–

Total	175,034	162,889	173,464	160,579	1,570	2,310

Total borrowings	$320,210	$311,474	$302,932	$286,684	$17,278	$24,790

     8. Revenues from services are summarized in the following table.
	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004		2003

Premiums earned by insurance businesses	$1,597	$2,152	$5,147		$6,766
Interest on time sales and loans	4,786	4,562	14,051		12,708
Operating lease rentals	2,838	1,741	7,866		5,220
Investment income	964	1,313	3,218		3,674
Financing leases	985	1,077	3,124		3,071
Fees	1,007	601	2,791		2,030
Other income	1,773	2,108	4,790	(a)	4,021

Total	$13,950	$13,554	$40,987		$37,490

(a)			Includes the loss on the Genworth Financial, Inc. (Genworth) initial public offering of $388 million.

(11)

     9. A summary of increases (decreases) in shareowner's equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

Net earnings	$2,250	$1,662	$5,479	$4,884
Investment securities – net changes in value	524	(2,541)	(1,072)	208
Currency translation adjustments – net	(77)	304	(323)	1,000
Derivatives qualifying as hedges – net changes in value	(266)	1,191	324	258

Total	$2,431	$616	$4,408	$6,350

     10. On May 28, 2004, we completed the initial public offering of approximately 146 million shares, 30% of the common shares, of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our life and mortgage insurance operations. The transaction resulted in a second quarter pre-tax loss of $570 million ($336 million after tax) reported in our Insurance segment.

(12)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). Certain of these data are considered "non-GAAP financial measures" under Securities and Exchange Commission rules; those rules require the supplemental explanation and reconciliation provided in Exhibit 99 to this report on Form 10-Q.

     See the Segment Operations section on page 15 for a more detailed discussion of our businesses.

A. Results of Operations

Overview

Our third quarter 2004 results reflected the continued benefits of our ongoing strategies. Consumer Finance and Commercial Finance continued to grow with total assets up 27% and 10%, respectively, in the third quarter of 2004 compared with the third quarter of 2003.

          We closed several strategic acquisitions during 2004 including:

  The commercial lending business of Transamerica Finance Corporation and Sophia S.A., a real estate company in France by Commercial Finance in the first quarter;

  WMC Finance Co., a U.S. residential mortgage lender by Consumer Finance and the U.S. leasing business of IKON Office Solutions by Commercial Finance in the second quarter; and
  Benchmark Group PLC, a U.K.-listed real estate property company by Commercial Finance in the third quarter.

On May 28, 2004, we completed an initial public offering of approximately 146 million shares, 30% of the common shares, of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our life and mortgage insurance operations. The effects of the transaction resulted in a second quarter pre-tax loss of $0.6 billion ($0.3 billion after tax) recognized in the Insurance segment.

     Revenues for the third quarter and first nine months of 2004 increased 4% and 10%, respectively, over the comparable periods of 2003. The increase in revenues resulted from acquisitions and origination growth, primarily at Commercial Finance and Consumer Finance, the consolidation of certain businesses as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities (Revised) and the net effects of the weaker U.S. dollar, partially offset by the absence of revenues from businesses disposed of in 2003 and the effects of the Genworth initial public offering at Insurance.

     Net earnings for the third quarter and first nine months of 2004 increased 35% and 12%, respectively, over the comparable periods of 2003.

     We integrate acquisitions as quickly as possible and only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses.

(13)

     Effects of the acquisitions and dispositions on comparisons of our operations follow.
	Three months ended September 30		Nine months ended September 30

(In billions)	2004	2003	2004	2003

Acquisitions
Revenues	$0.8	$0.5	$2.6	$1.6
Net earnings	$0.1	$0.1	$0.4	$0.2

Dispositions
Revenues	$(1.0)	$–	$(3.1)	$(0.6)
Net earnings	$(0.4)	$0.2	$(1.1)	$0.2

In the first quarter of 2004 we consolidated Penske Truck Leasing Co., L.P., (Penske), which we previously accounted for using the equity method. Penske provides full-service commercial truck leasing, truck rental and logistics services, primarily in North America. This consolidation increased our reported revenues ($0.8 billion for the third quarter and $2.4 billion for the first nine months of 2004); we reported the increase primarily as operating lease rentals ($0.7 billion for the third quarter and $1.9 billion for the first nine months of 2004) and other income ($0.1 billion for the third quarter and $0.5 billion for the first nine months of 2004). Net earnings were unaffected by this change because our share of Penske earnings was previously reported on a one-line basis.

      Provision for income taxes for the third quarter of 2004 (effective tax rate of 22.7%), compared with the third quarter of 2003 (effective tax rate of 22.3%) increased primarily because of growth in our pre-tax earnings at Commercial Finance and Equipment & Other Services that was principally from sources subject to tax at a rate higher than our average rate for 2003, partially offset by the absence of the effects of the 2003 sale of GE Edison Life and U.S. Auto and Home business.

     Provision for income taxes for the first nine months of 2004 (effective tax rate of 19.9%), compared with the first nine months of 2003 (effective tax rate of 18.4%) increased primarily because growth in our pre-tax earnings at Commercial Finance and Equipment & Other Services was principally from sources subject to tax at a rate higher than our average rate for 2003. This increase was partially offset by the absence of the effects of the 2003 sale of GE Edison Life and U.S. Auto and Home business, our settling several issues with the U.S. Internal Revenue Service and adjustments to our full-year estimated effective tax rate for 2004, in accordance with policy, to reflect the tax benefits associated with the disposition of Genworth shares.

(14)

SEGMENT OPERATIONS

Revenues and net earnings by operating segment of General Electric Capital Services, Inc. (GECS), the sole owner of the common stock of GECC, for the third quarters and nine months ended September 30, 2004 and 2003, are summarized and discussed below with a reconciliation to the GECC-only results. The most significant component of these reconciliations is the exclusion from the Insurance segment at the GECC level of the results of GE Insurance Solutions Corporation (GE Insurance Solutions), formerly GE Global Insurance Holding Corporation, the parent of Employers Reinsurance Corporation (ERC), which is not a subsidiary of GECC but is a subsidiary of GECS. As discussed in our 2003 Annual Report on Form 10-K, effective January 1, 2004, we made changes to the way we report our segments. We have reclassified certain prior-period amounts to conform to the current period's presentation.

CONSOLIDATED
	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

REVENUES
Commercial Finance	$6,028	$5,205	$17,151	$15,161
Consumer Finance	4,011	3,499	11,430	9,304
Equipment & Other Services	1,966	1,479	5,993	3,312
Insurance	5,544	6,824	17,051	19,984

Total revenues	17,549	17,007	51,625	47,761
Revenues not included in GECC	(2,893)	(2,926)	(8,628)	(8,689)

Total revenues as reported in GECC	$14,656	$14,081	$42,997	$39,072

NET EARNINGS
Commercial Finance	$1,246	$1,060	$3,176	$2,762
Consumer Finance	681	595	1,883	1,655
Equipment & Other Services	186	(52)	132	(562)
Insurance	120	604	583	1,624

Total earnings before accounting change	2,233	2,207	5,774	5,479
Earnings not included in GECC	17	(206)	(295)	(256)

Total earnings in GECC before accounting change	2,250	2,001	5,479	5,223

Cumulative effect of accounting change	–	(339)	–	(339)

Total net earnings as reported in GECC	$2,250	$1,662	$5,479	$4,884

(15)

COMMERCIAL FINANCE
	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

REVENUES	$6,028	$5,205	$17,151	$15,161
Less portion of Commercial Finance not included in GECC	(140)	(93)	(328)	(235)

Total revenues in GECC	$5,888	$5,112	$16,823	$14,926

NET REVENUES
Total revenues	$5,888	$5,112	$16,823	$14,926
Interest expense	1,508	1,394	4,319	4,319

Total net revenues	$4,380	$3,718	$12,504	$10,607

NET EARNINGS	$1,246	$1,060	$3,176	$2,762
Less portion of Commercial Finance not included in GECC	(66)	(43)	(129)	(75)

Total net earnings in GECC	$1,180	$1,017	$3,047	$2,687

	At

(In millions)	9/30/04	9/30/03	12/31/03

TOTAL ASSETS	$223,456	$201,874	$214,016
Less portion of Commercial Finance not included in GECC	(901)	132	686

Total assets in GECC	$222,555	$202,006	$214,702

	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

REAL ESTATE (a)
Revenues in GECS	$620	$710	$1,821	$1,912

Net earnings in GECS	$228	$255	$673	$719

AVIATION SERVICES (a)
Revenues in GECS	$792	$711	$2,284	$2,135

Net earnings in GECS	$76	$97	$353	$358

	At

(In millions)	9/30/04	9/30/03	12/31/03

REAL ESTATE (a)
Total assets in GECS	$31,819	$27,336	$27,767

AVIATION SERVICES (a)
Total assets in GECS	$36,728	$32,399	$33,271

(a)

We provide additional information on Real Estate (commercial real estate financing) and Aviation Services (commercial aircraft financing) for supplemental analysis as each of these product lines has a single type of collateral, and each has understandable concentrations of risk and opportunities. These product lines are part of our Commercial Finance segment.

(16)

Commercial Finance revenues and net earnings increased 16% and 18%, respectively, from the third quarter of 2003. The increase in revenues resulted primarily from acquisitions ($0.6 billion), origination growth, and the net effects of the weaker U.S. dollar ($0.1 billion), partially offset by lower investment gains ($0.1 billion). The increase in net earnings resulted primarily from acquisitions ($0.1 billion) and origination growth, partially offset by lower investment gains ($0.1 billion).

     Commercial Finance revenues and net earnings increased 13% and 15%, respectively, from the first nine months of 2003. The increase in revenues resulted primarily from acquisitions ($1.8 billion), the net effects of the weaker U.S. dollar ($0.5 billion), and origination growth, partially offset by lower securitization activity ($0.2 billion). The increase in net earnings resulted primarily from acquisitions ($0.3 billion), origination growth and the net effects of the weaker U.S. dollar ($0.1 billion), partially offset by lower securitization activity ($0.1 billion).

     The most significant acquisitions affecting Commercial Finance results in 2004 were the U.S. leasing business of IKON Office Solutions, acquired during the second quarter of 2004; the commercial lending business of Transamerica Finance Corporation, and Sophia S.A., both acquired during the first quarter of 2004; and the assets of CitiCapital Fleet Services, acquired during the fourth quarter of 2003. These businesses contributed $0.5 billion and $0.1 billion to third quarter 2004 revenues and net earnings, respectively, and $1.5 billion and $0.2 billion to revenues and net earnings, respectively, for the first nine months of 2004.

CONSUMER FINANCE
	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

REVENUES	$4,011	$3,499	$11,430	$9,304
Less portion of Consumer Finance not included in GECC	–	(127)	(9)	(46)

Total revenues in GECC	$4,011	$3,372	$11,421	$9,258

NET REVENUES
Total revenues	$4,011	$3,372	$11,421	$9,258
Interest expense	907	683	2,520	1,925

Total net revenues	$3,104	$2,689	$8,901	$7,333

NET EARNINGS	$681	$595	$1,883	$1,655
Less portion of Consumer Finance not included in GECC	(2)	(64)	(14)	54

Total net earnings in GECC	$679	$531	$1,869	$1,709

	At

(In millions)	9/30/04	9/30/03	12/31/03

TOTAL ASSETS	$122,190	$96,637	$106,530
Less portion of Consumer Finance not included in GECC	(718)	(845)	(595)

Total assets in GECC	$121,472	$95,792	$105,935

(17)

Consumer Finance revenues and net earnings increased 15% and 14%, respectively, from the third quarter of 2003. The increase in revenues resulted primarily from origination growth, acquisitions ($0.2 billion), the net effects of the weaker U.S. dollar ($0.1 billion) and higher securitization activity ($0.1 billion), partially offset by the absence of The Home Depot private label credit card receivables that were sold for a gain in 2003 ($0.3 billion). The increase in net earnings resulted from origination growth, higher securitization activity, and acquisitions, partially offset by the effects of The Home Depot private label credit card receivables.

          Consumer Finance revenues and net earnings increased 23% and 14%, respectively, from the first nine months of 2003. The increase in revenues resulted primarily from origination growth, acquisitions ($0.8 billion), the net effects of the weaker U.S. dollar ($0.7 billion) and higher securitization activity ($0.6 billion), partially offset by the absence of The Home Depot private label credit card receivables that were sold for a gain in 2003 ($0.9 billion). The increase in net earnings resulted from origination growth, higher securitization activity ($0.2 billion), acquisitions ($0.1 billion) and the net effects of the weaker U.S. dollar ($0.1 billion), partially offset by the effects of The Home Depot private label credit card receivables and increased costs to launch new products and promote brand awareness in 2004.

     The most significant acquisitions affecting Consumer Finance results in 2004 were WMC Finance Co. (WMC), a U.S. residential mortgage lender; First National Bank, which provides mortgage and sales finance products in the United Kingdom; the U.S. retail sales finance unit of Conseco Finance Corp. (Conseco); and GC Corporation (GC Card), which provides credit card and sales finance products in Japan. We acquired WMC in the second quarter of 2004, First National Bank and Conseco in the second quarter of 2003, and GC Card in the third quarter of 2003. These businesses contributed $0.1 billion to third quarter 2004 revenues and $0.6 billion and $0.1 billion to revenues and net earnings, respectively, for the first nine months of 2004.

EQUIPMENT & OTHER SERVICES
	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

REVENUES	$1,966	$1,479	$5,993	$3,312
Less portion of Equipment & Other Services not included in GECC	182	172	547	191

Total revenues in GECC	$2,148	$1,651	$6,540	$3,503

NET EARNINGS	$186	$(52)	$132	$(562)
Less portion of Equipment & Other Services not included in GECC	43	37	98	118

Total net earnings in GECC	$229	$(15)	$230	$(444)

(18)

Equipment & Other Services revenues and net earnings increased $0.5 billion and $0.2 billion, respectively, from the third quarter of 2003. Revenues increased as a result of the adoption of FIN 46R ($0.8 billion), primarily including operating lease rentals ($0.7 billion) and other income ($0.1 billion). The most significant entity consolidated as a result of FIN 46R was Penske, which was previously accounted for using the equity method. This increase was partially offset by the run-off of assets in consolidated, liquidating securitization entities that were consolidated in the third quarter of 2003 as a result of the adoption of FIN 46. Contributing to the increase in net earnings were the absence of 2003 investment losses and 2004 investment gains at GE Equity, improved operating performance at Equipment Services and the results of consolidated, liquidating securitization entities.

     Equipment & Other Services revenues and net earnings increased $2.7 billion and $0.7 billion, respectively, from the first nine months of 2003. Revenues increased as a result of the adoption of FIN 46R ($2.4 billion), primarily including operating lease rentals ($1.9 billion) and other income ($0.5 billion), and the results of consolidated, liquidating securitization entities ($0.4 billion). Contributing to the increase in net earnings were the absence of 2003 investment losses and 2004 investment gains at GE Equity ($0.2 billion), improved operating performance at Equipment Services ($0.1 billion), and the results of consolidated, liquidating securitization entities ($0.1 billion).

INSURANCE
	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

REVENUES	$5,544	$6,824	$17,051	$19,984
Less portion of Insurance not included in GECC	(2,935)	(2,878)	(8,838)	(8,599)

Total revenues in GECC	$2,609	$3,946	$8,213	$11,385

NET EARNINGS	$120	$604	$583	$1,624
Less portion of Insurance not included in GECC	42	(136)	(250)	(353)

Total net earnings in GECC	$162	$468	$333	$1,271

GE INSURANCE SOLUTIONS (a)
Revenues in GECS	$2,392	$2,886	$7,705	$8,644

Net earnings in GECS	$(39)	$120	$243	$360

(a)	Formerly GE Global Insurance Holding Corporation, the parent of Employers Reinsurance Corporation (ERC).

Insurance revenues and net earnings decreased 19% and 80%, respectively, from the third quarter of 2003. The decrease in revenues resulted primarily from the 2003 dispositions ($1.0 billion), including GE Edison Life Insurance Company, Financial Guaranty Insurance Company and ERC Life Reinsurance Corporation, and net declines in volume resulting from strategic exits of certain business channels, primarily at GE Insurance Solutions ($0.5 billion). These decreases were partially offset by the net effects of the weaker U.S. dollar ($0.1 billion). Net earnings decreased primarily from the 2003 dispositions, 2004 U.S. hurricane-related losses at GE Insurance Solutions and the effects of the Genworth initial public offering. These decreases in net earnings were partially offset by improved core performance at GE Insurance Solutions, excluding the hurricane losses, reflecting the continued favorable premium pricing environment.

(19)

     Insurance revenues and net earnings decreased 15% and 64%, respectively, from the first nine months of 2003. The decrease in revenues resulted primarily from the 2003 dispositions ($2.5 billion), including GE Edison Life Insurance Company, Financial Guaranty Insurance Company and ERC Life Reinsurance Corporation; net declines in volume resulting from strategic exits of certain business channels, primarily at GE Insurance Solutions ($1.1 billion) and the effects of the Genworth initial public offering ($0.4 billion). These decreases were partially offset by the net effects of the weaker U.S. dollar ($0.4 billion). Net earnings decreased primarily from the 2003 dispositions, the effects of the Genworth initial public offering and the 2004 U.S. hurricane-related losses at GE Insurance Solutions. These decreases in net earnings were partially offset by improved core performance at GE Insurance Solutions, excluding the hurricane losses, reflecting the continued favorable premium pricing environment.

     During the third quarter of 2004, several hurricanes inflicted significant damage in the southeastern United States, primarily Florida. We estimate our share of these losses to be $0.3 billion net of recoveries from retrocessionaires. In accordance with our normal routines, we will adjust our loss provisions as more information becomes available.

B. STATEMENT OF FINANCIAL POSITION

OVERVIEW OF FINANCIAL POSITION

Major changes in our financial position resulted from the following.

  During 2004, we completed our acquisitions of the commercial lending business of Transamerica Finance Corporation; Sophia S.A., a real estate company in France; WMC Finance Co., a U.S. residential mortgage lender; the U.S. leasing business of IKON Office Solutions; and Benchmark Group PLC, a U.K.-listed real estate property company. At their respective acquisition dates, these transactions resulted in a combined increase in total assets of $19.2 billion, of which $10.6 billion was financing receivables before allowance for losses, and a combined increase in total liabilities of approximately $5.1 billion, of which $3.5 billion was debt.

  Minority interest in equity of consolidated affiliates increased $3.5 billion during 2004, primarily because of our sale of 30% of the common shares of Genworth, our formerly wholly-owned subsidiary that conducts most of our life and mortgage insurance operations.

  We adopted FIN 46R on January 1, 2004, adding $1.5 billion of assets and $1.1 billion of liabilities to our consolidated balance sheet as of that date, relating to Penske.

INVESTMENT SECURITIES comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $78.7 billion at September 30, 2004, compared with $94.0 billion at December 31, 2003. The decrease of $15.3 billion was primarily the result of a business reorganization completed in conjunction with the Genworth initial public offering which resulted in the transfer of Union Fidelity Life Insurance Company (UFLIC) from GECC to GECS ($17.2 billion), partially offset by the net result of investing premiums received and reinvesting investment income.

(20)

     We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at September 30, 2004, approximately $0.1 billion was at risk of being charged to earnings in the next twelve months; more than half of this amount related to commercial airlines.

     Impairment losses for the first nine months of 2004 totaled $0.1 billion compared with $0.4 billion in the 2003 period. We recognized impairments in both periods for issuers in a variety of industries; we do not believe that any of the impairments indicated likely future impairments in the remaining portfolio.

     Gross unrealized gains and losses were $2.7 billion and $0.9 billion, respectively, at September 30, 2004, compared with $3.9 billion and $1.0 billion, respectively, at year-end 2003, primarily reflecting the transfer of UFLIC as previously discussed. We estimate that available gains, net of resulting impairment of insurance intangible assets, could be as much as $1.6 billion at September 30, 2004. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of gains or losses.

     Aggregate amortized cost of investment securities collateralized by commercial aircraft and in an unrealized loss position for twelve months or more as of September 30, 2004, amounted to $0.9 billion; estimated fair value of such securities was $0.5 billion. We believe that these securities, which are current on all payment terms, are in an unrealized loss position because of ongoing negative market reaction to difficulties in the commercial airline industry. For these securities, we do not anticipate changes in the timing and amount of estimated cash flows, and we expect full recovery of our amortized cost. Further, should our cash flow expectation prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities.

FINANCING RECEIVABLES is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $257.0 billion at September 30, 2004, from $251.5 billion at December 31, 2003, as discussed in the following paragraphs. The related allowance for losses at September 30, 2004, amounted to $6.4 billion compared with $6.2 billion at December 31, 2003, representing our best estimate of probable losses inherent in the portfolio.

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

     Commercial Finance financing receivables, before allowance for losses, totaled $138.6 billion at September 30, 2004, compared with $133.7 billion at December 31, 2003, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily from origination growth ($14.3 billion) and acquisitions ($12.8 billion), partially offset by securitizations and sales ($19.7 billion) and the net effects of foreign currency translation ($0.2 billion). Related nonearning and reduced-earning receivables were $1.8 billion (1.3% of outstanding receivables) at September 30, 2004, compared with $1.7 billion (1.3% of outstanding receivables) at December 31, 2003. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

(21)

Gross write-offs were $0.5 billion and $0.9 billion for the first nine months of 2004 and 2003, respectively; recoveries were $0.1 billion for the first nine months of both 2004 and 2003.

     Consumer Finance financing receivables, before allowance for losses, were $102.3 billion at September 30, 2004, compared with $94.0 billion at December 31, 2003, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased as a result of origination growth ($8.0 billion) and acquisitions ($1.6 billion), partially offset by whole loan sales and securitization activity ($1.8 billion) and the net effects of foreign currency translation ($0.2 billion). Nonearning consumer receivables at September 30, 2004, were $2.8 billion (2.7% of outstanding receivables) compared with $2.5 billion (2.6% of outstanding receivables) at December 31, 2003. This is the result of growth in our non-U.S. secured financing business, a business that tends to experience relatively higher delinquencies but relatively lower losses than the rest of our consumer portfolio. Gross write-offs for the first nine months of 2004 were $2.6 billion compared with $2.1 billion for the first nine months of 2003. Recoveries for the first nine months of 2004 and 2003 were $0.7 billion and $0.5 billion, respectively.

     Equipment & Other Services financing receivables, before allowance for losses, amounted to $16.1 billion and $23.8 billion at September 30, 2004, and December 31, 2003, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have ceased transferring assets to these entities. Nonearning receivables at September 30, 2004, were $0.2 billion (1.2% of outstanding receivables) compared with $0.1 billion (0.6% of outstanding receivables) at December 31, 2003.

     Approximate delinquency rates on managed Commercial Finance equipment loans and leases and Consumer Finance financing receivables follow.

Approximate Delinquency Rates At

9/30/04		12/31/03	9/30/03

Commercial Finance	1.64%	1.37%	1.79%
Consumer Finance	5.50%	5.57%	5.62%

Delinquency rates at Commercial Finance increased from December 31, 2003 to September 30, 2004, reflecting seasonality. The decline from September 30, 2003 to September 30, 2004, reflects improved economic conditions and collection results.

     Delinquency rates at Consumer Finance decreased from September 30, 2003 and December 31, 2003 to September 30, 2004, as a result of overall improvements in portfolio quality and the U.S. acquisition of WMC, which experiences lower relative delinquencies as a result of its whole loan sales strategy, partially offset by growth in our non-U.S. secured financing business.

(22)

C. ADDITIONAL CONSIDERATIONS

Commercial Airlines

Commercial aviation traffic increased in 2004. However, higher costs, including jet fuel costs, have continued to pressure the industry. Since 2001, apart from a few aircraft in the routine process of redeployment, our fleet has been fully leased, reflecting ongoing strong market demand. Most recently, strong demand for aircraft in Asia and the Middle East has helped aircraft demand. In 2004, we recognized impairment charges of $0.2 billion, mostly for MD 82/83 and older-model Boeing 737 aircraft, about the same as losses recognized in the 2003 period.

US Airways

US Airways filed for bankruptcy protection in the third quarter of 2004. As their management disclosed publicly, labor savings will be an important factor affecting the success of that reorganization. At September 30, 2004, our aggregate exposure to US Airways was $2.8 billion, the largest component of which was $2.6 billion of loans and leases substantially secured by various equipment, including 39 regional jet aircraft, 54 Boeing narrow-body aircraft – primarily 737 type, and 57 Airbus narrow-body aircraft. US Airways management has affirmed to us their intent to maintain the majority, if not all, of their existing Aviation Services aircraft. We have adjusted our estimates of cash flows and residual values to reflect the current information available to us in this fluid situation, and have provided for estimated incurred losses. Earlier in 2004, as US Airways encountered various financial difficulties including debt rating downgrades, we had negotiated improved terms on our previously committed regional jet financing and had obtained certain cross-default and cross-collateralization provisions. Following the recent bankruptcy filing, we suspended our regional jet financing commitment. In addition to our loans and leases, $0.2 billion of US Airways investment securities are secured by various other aircraft in that fleet, and, like the loans and leases, are not presently impaired.

D. DEBT INSTRUMENTS

During the first nine months of 2004, GECC and GECC affiliates issued $41 billion of long-term debt, including $3 billion issued by Genworth in connection with the initial public equity offering described on page 13. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 14 other global markets. Maturities for these issuances ranged from one to 40 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue between $12 billion and $17 billion of additional long-term debt during the remainder of 2004, although the ultimate amount we issue will depend on our needs and on the markets.

(23)

     Following is the composition of our debt obligations other than debt of consolidated, liquidating securitization entities at September 30, 2004 and December 31, 2003.
At September 30, 2004		At December 31, 2003

Senior notes and other long-term debt	57%	56%
Commercial paper	24	26
Current portion of long-term debt	13	13
Other – bank and other retail deposits	6	5

Total	100%	100%

During the first nine months of 2004, we paid $1.5 billion of special dividends to GE through GECS, of which $1.3 billion was a portion of the proceeds of the Genworth initial public offering and $0.2 billion was related to more efficient capital management in the Insurance segment.

Item 4. CONTROLS AND PROCEDURES

Under the direction of our Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	Exhibits
	Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
	Exhibit 31(a)	Certifications of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act
	Exhibit 31(b)	Certifications of CFO Pursuant to Rule 13a-14(a) under the Exchange Act
	Exhibit 32	Certifications Pursuant to 18 U.S.C. Section 1350
	Exhibit 99	Financial Measures That Supplement Generally Accepted Accounting Principles

b.	Reports on Form 8-K during the quarter ended September 30, 2004.
None

(24)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
General Electric Capital Corporation (Registrant)
October 26, 2004	/s/ Philip D. Ameen

Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(25)