Form 10-Q
period 2005-06-30
GENERAL ELECTRIC CAPITAL CORP
filed 2005-07-29
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

            (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At July 28, 2005, 3,985,403 shares of voting common stock, which constitutes all of the outstanding common equity, with a par value of $14 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,”“anticipates,”“intends,”“plans,”“believes,”“seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and commodity prices; from future integration of acquired businesses; from future financial performance of major industries which we serve including, without limitation, the air and rail transportation, energy generation, real estate and healthcare industries; from unanticipated loss development in our insurance businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we restated certain financial statements and other information, including such statements and information for each of the quarters of 2004, with respect to our accounting for certain derivatives transactions not qualifying for accounting purposes as hedges.

(2)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Revenues
Revenues from services (note 3)	$15,506	$13,154	$30,999	$27,025
Sales of goods	664	728	1,338	1,304

Total revenues	16,170	13,882	32,337	28,329

Costs and expenses
Interest	3,607	2,770	7,023	5,394
Operating and administrative	4,917	4,650	9,646	9,389
Cost of goods sold	628	701	1,263	1,252
Insurance losses and policyholder and annuity benefits	1,998	1,696	4,189	3,539
Provision for losses on financing receivables	960	1,003	1,888	1,956
Depreciation and amortization	1,397	1,423	3,023	2,841
Minority interest in net earnings of consolidated affiliates	174	66	294	104

Total costs and expenses	13,681	12,309	27,326	24,475

Earnings before income taxes	2,489	1,573	5,011	3,854
Provision for income taxes	(363)	(170)	(808)	(672)

Net earnings	2,126	1,403	4,203	3,182
Dividends	(1,634)	(1,471)	(1,873)	(1,861)
Retained earnings at beginning of period	36,785	31,224	34,947	29,835
Retained earnings at end of period	$37,277	$31,156	$37,277	$31,156

See “Notes to Condensed, Consolidated Financial Statements.”

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position

(In millions)	June 30, 2005	December 31, 2004
(Unaudited)
Assets
Cash and equivalents	$8,169	$9,840
Investment securities	85,484	86,932
Financing receivables - net (note 4)	272,707	279,588
Insurance receivables - net	27,848	27,183
Other receivables	24,932	21,968
Inventories	219	189
Buildings and equipment, less accumulated amortization of $20,108
and $20,459	48,342	46,351
Intangible assets - net (note 5)	25,274	25,426
Other assets	70,595	69,408
Total assets	$563,570	$566,885

Liabilities and equity
Borrowings (note 6)	$346,445	$352,326
Accounts payable	16,337	17,083
Insurance liabilities, reserves and annuity benefits	103,975	103,890
Other liabilities	21,901	23,253
Deferred income taxes	11,494	10,270
Total liabilities	500,152	506,822

Minority interest in equity of consolidated affiliates	8,766	6,105

Capital stock	59	59
Accumulated gains (losses) - net
Investment securities	1,026	974
Currency translation adjustments	2,822	4,844
Cash flow hedges	(960)	(1,281)
Minimum pension liabilities	(135)	(124)
Additional paid-in capital	14,563	14,539
Retained earnings	37,277	34,947
Total shareowner’s equity	54,652	53,958
Total liabilities and equity	$563,570	$566,885

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $2,753 million and $4,413 million at June 30, 2005, and December 31, 2004, respectively.

See “Notes to Condensed, Consolidated Financial Statements.”

(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)

	Six months ended
	June 30
(In millions)	2005	2004

Cash flows - operating activities
Net earnings	$4,203	$3,182
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization of buildings and equipment	3,023	2,841
Increase (decrease) in accounts payable	(623)	1,738
Increase in insurance liabilities, reserves and annuity benefits	2,204	1,659
Provision for losses on financing receivables	1,888	1,956
All other operating activities	(302)	703
Cash from operating activities	10,393	12,079

Cash flows - investing activities
Increase in loans to customers	(129,844)	(132,156)
Principal collections from customers - loans	133,861	134,679
Investment in equipment for financing leases	(11,401)	(9,892)
Principal collections from customers - financing leases	11,443	9,358
Net change in credit card receivables	567	(494)
Additions to buildings and equipment	(4,885)	(5,257)
Dispositions of buildings and equipment	2,888	2,125
Payments for principal businesses purchased	(6,842)	(15,513)
Purchases of securities by insurance and annuity businesses	(7,411)	(10,048)
Dispositions of securities by insurance and annuity businesses	7,419	9,158
All other investing activities	(1,295)	2,235
Cash used for investing activities	(5,500)	(15,805)

Cash flows - financing activities
Net decrease in borrowings (maturities 90 days or less)	(6,087)	(1,908)
Newly issued debt:
Short-term (91-365 days)	637	643
Long-term senior	39,469	27,309
Non-recourse, leveraged lease	131	283
Repayments and other debt reductions:
Short-term (91-365 days)	(30,236)	(21,054)
Long-term senior	(6,990)	(1,953)
Non-recourse, leveraged lease	(616)	(363)
Proceeds from sales of investment contracts	9,802	6,955
Redemption of investment contracts	(10,801)	(8,043)
Dividends paid to shareowner	(1,873)	(1,861)
Cash from (used for) financing activities	(6,564)	8

Decrease in cash and equivalents	(1,671)	(3,718)

Cash and equivalents at beginning of year	9,840	9,719

Cash and equivalents at June 30	$8,169	$6,001

See “Notes to Condensed, Consolidated Financial Statements.”

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Capital Corporation and all of our affiliates (GECC). We have reclassified certain prior-period amounts to conform to the current period’s presentation.

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we restated certain financial statements and other information, including such statements and information for each of the quarters of 2004, with respect to our accounting for certain derivatives transactions not qualifying for accounting purposes as hedges.

2. The condensed, consolidated quarterly financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on a Saturday. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

3. Revenues from services are summarized in the following table.

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Interest on time sales and loans	$5,322	$4,239	$10,269	$8,511
Premiums earned by insurance businesses	1,923	1,747	3,758	3,550
Operating lease rentals	2,774	2,565	5,504	5,028
Investment income	1,132	1,128	2,540	2,254
Financing leases	1,013	1,068	2,023	2,139
Fees	935	787	1,803	1,651
Other income(a)	2,407	1,620	5,102	3,892
Total(b)	$15,506	$13,154	$30,999	$27,025

(a)
Included the gain on Genworth Financial, Inc. (Genworth) secondary public offering and repurchase of $163 million for the six months ended June 30, 2005, and the loss on the Genworth initial public offering of $388 million for the three and six months ended June 30, 2004.

(b)
Included $221 million and $557 million related to consolidated, liquidating securitization entities for the three months ended June 30, 2005 and 2004, respectively, and $728 million and $726 million for the six months ended June 30, 2005 and 2004, respectively. Of that total, the amount related to Australian Financial Investments Group (AFIG), a December 2004 acquisition, was $216 million and $373 million in the three and six months ended June 30, 2005, respectively.

(6)

4. Financing receivables - net, consisted of the following.

	At
(In millions)	6/30/05	12/31/04

Time sales and loans, net of deferred income	$214,359	$218,837
Investment in financing leases, net of deferred income	63,358	66,340
	277,717	285,177
Less allowance for losses	(5,010)	(5,589)
Financing receivables - net	$272,707	$279,588

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:

	At
(In millions)	6/30/05	12/31/04

Time sales and loans, net of deferred income	$18,059	$20,728
Investment in financing leases, net of deferred income	1,431	2,125
	19,490	22,853
Less allowance for losses	(5)	(5)
Financing receivables - net	$19,485	$22,848

5. Intangible assets - net, consisted of the following.

	At
(In millions)	6/30/05	12/31/04

Goodwill	$22,624	$23,067
Present value of future profits (PVFP)	779	800
Capitalized software	674	658
Other intangibles	1,197	901
Total	$25,274	$25,426

Intangible assets were net of accumulated amortization of $6,107 million at June 30, 2005, and $9,581 million at December 31, 2004.

Changes in goodwill balances, net of accumulated amortization, follow.

2005
(In millions)	Commercial Finance	Consumer Finance	Equipment & Other Services	Insurance	Portion of goodwill not included in GECC	Total

Balance at January 1	$10,271	$9,860	$1,459	$3,826	$(2,349)	$23,067
Acquisitions/purchase
accounting adjustments	362	(122)	(3)	(49)	6	194
Currency exchange, dispositions
and other	(142)	(426)	(43)	(221)	195	(637)
Balance at June 30	$10,491	$9,312	$1,413	$3,556	$(2,148)	$22,624

(7)

The amount of goodwill related to new acquisitions recorded during the first six months of 2005 was $488 million, primarily related to acquisitions of the Transportation Financial Services Group of CitiCapital ($230 million) and the Inventory Finance division of Bombardier Capital ($171 million) by Commercial Finance. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company’s accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, subsequent revisions to our initial estimates are not uncommon. During 2005, we decreased goodwill associated with previous acquisitions by $294 million; the largest such adjustment was associated with the December 2004, acquisition of Australian Financial Investments Group (AFIG) by Consumer Finance.

Intangible Assets Subject to Amortization

	At
	6/30/05			12/31/04
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

PVFP	$2,334	$(1,555)	$779	$2,334	$(1,534)	$800
Capitalized software	1,582	(908)	674	1,451	(793)	658
Patents, licenses and other	430	(250)	180	458	(241)	217
Acquired intangible assets and all other	1,661	(644)	1,017	4,713	(4,029)	684
Total	$6,007	$(3,357)	$2,650	$8,956	$(6,597)	$2,359

Amortization expense related to intangible assets subject to amortization for the quarters ended June 30, 2005 and 2004 was $147 million and $182 million, respectively. Amortization expense related to intangible assets subject to amortization for the six months ended June 30, 2005 and 2004, was $286 million and $342 million, respectively.

Changes in PVFP balances follow.

	Six months ended June 30
(In millions)	2005	2004

Balance at January 1	$800	$1,259
Accrued interest(a)	21	29
Amortization	(60)	(82)
Other	18	(274)
Balance at June 30	$779	$932

(a)	Interest was accrued at a rate of 6.4% and 6.8% for the six months ended June 30, 2005 and 2004, respectively.

Recoverability of PVFP is evaluated periodically by comparing the current estimate of the present value of expected future gross profits with the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the six months ended June 30, 2005 or 2004.

(8)

Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains and losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

The estimated percentage of the December 31, 2004, net PVFP balance to be amortized over each of the next five years follows.

2005	2006	2007	2008	2009

10.1%	10.5%	9.5%	8.2%	6.7%

6. Borrowings are summarized in the following table.

	At
(In millions)	6/30/05	12/31/04
Short-term borrowings

Commercial paper
U.S.
Unsecured	$55,258	$55,644
Asset-backed(a)	11,326	13,842
Non-U.S.	20,350	20,835
Current portion of long-term debt(b)	31,074	37,426
Other	17,318	20,045
Total	135,326	147,792

Long-term borrowings

Senior notes
Unsecured	187,698	178,517
Asset-backed(c)	8,442	10,939
Extendible notes(d)	14,206	14,258
Subordinated notes(e)	773	820
Total	211,119	204,534
Total borrowings	$346,445	$352,326

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 8.
(b)	Included short-term borrowings by consolidated, liquidating securitization entities of $829 million and $756 million at June 30, 2005, and December 31, 2004, respectively.
(c)
Entirely obligations of consolidated, liquidating securitization entities as discussed in note 8. The amount related to AFIG, a December 2004 acquisition, was $7,911 million and $9,769 million at June 30, 2005, and December 31, 2004, respectively.

(d)	Included obligations of consolidated, liquidating securitization entities in the amount of $223 million and $267 million at June 30, 2005, and December 31, 2004, respectively.
(e)	At June 30, 2005, and December 31, 2004, $0.7 billion of subordinated notes, issued in 1991 and 1992, were guaranteed by General Electric Company.

(9)

7. A summary of increases (decreases) in shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Net earnings	$2,126	$1,403	$4,203	$3,182
Investment securities - net changes in value	454	(3,025)	52	(1,589)
Currency translation adjustments - net	(2,255)	(171)	(2,022)	(253)
Cash flow hedges - net changes in value	(97)	516	321	525
Minimum pension liabilities - net	(5)	(6)	(11)	(7)
Total	$223	$(1,283)	$2,543	$1,858

8. Securitized assets that are reported in our condensed financial statements are held by securitization-related special purpose entities that were consolidated in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, as amended. Although we do not control these entities, we consolidated them because we provided a majority of their credit and liquidity support. A majority of these entities were established to issue securities backed by assets that were sold by us and by third parties. These entities differ from others included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

In December 2004, we acquired AFIG. Before the acquisition, AFIG had established entities to securitize residential real estate mortgages, its primary assets. These entities are required to be consolidated under U.S. generally accepted accounting principles. Similar to consolidated, liquidating securitization entities, no new assets have been transferred post acquisition, and we intend to run off these assets. Because these entities have characteristics similar to those we consolidated when we adopted FIN 46, they are included in the following disclosures about securitization entities.

The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	6/30/05	12/31/04

Receivables secured by:
Equipment	$12,070	$13,673
Commercial real estate	12,851	14,123
Residential real estate - AFIG	7,804	9,094
Other assets	12,006	11,723
Credit card receivables	8,711	7,075
Total securitized assets	$53,442	$55,688

(10)

	At
(In millions)	6/30/05	12/31/04

Off-balance sheet(a)(b)	$30,588	$28,950
On-balance sheet - AFIG	7,804	9,094
On-balance sheet - other(c)	15,050	17,644
Total securitized assets	$53,442	$55,688

(a)
At June 30, 2005, and December 31, 2004, liquidity support amounted to $1,600 million and $2,100 million, respectively. These amounts are net of $2,700 million and $2,900 million, respectively, participated or deferred beyond one year. Credit support amounted to $4,400 million and $5,000 million at June 30, 2005, and December 31, 2004, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $0.1 billion at both June 30, 2005, and December 31, 2004.
(c)
At June 30, 2005, and December 31, 2004, liquidity support amounted to $12,100 million and $14,400 million, respectively. These amounts are net of $600 million and $1,200 million, respectively, participated or deferred beyond one year. Credit support amounted to $5,700 million and $6,900 million at June 30, 2005, and December 31, 2004, respectively.

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

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Condensed Statement of Financial Position.

	At
(In millions)	6/30/05	12/31/04

Investment securities	$902	$1,147
Financing receivables - net (note 4)(a)	19,485	22,848
Other assets	2,187	2,408
Other, principally insurance receivables	280	335
Total	$22,854	$26,738

(a)	Included $7,804 million and $9,094 million related to AFIG, a December 2004 acquisition, at June 30, 2005, and December 31, 2004, respectively.

9. In May 2004, we completed an initial public offering of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our consumer insurance business, including life and mortgage insurance operations. In March 2005, we completed a secondary public offering of 80.5 million shares of Class A Common Stock and, concurrently, Genworth repurchased directly from us approximately 19.4 million shares of Genworth Class B Common Stock. These 2005 transactions resulted in a pre-tax gain of $156 million ($86 million after tax) recognized in the Insurance segment and reduced our ownership of Genworth to 51.7%.

10. During the second quarter of 2005, General Electric Company (GE) announced plans to reorganize its 11 businesses into six industry-focused businesses: GE Infrastructure; GE Industrial; GE Commercial Financial Services; NBC Universal; GE Healthcare; and GE Consumer Finance - effective July 5. Results in this Form 10-Q are reported according to the business organization that was in effect during the periods presented. We expect to file a Form 8-K, in which we will present prior-period segment results on the new organizational basis, during the third quarter.

(11)

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

See the Segment Operations section on page 13 for a more detailed discussion of our businesses.

Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we restated certain financial statements and other information, including such statements and information for each of the quarters of 2004, with respect to our accounting for certain derivatives transactions not qualifying for accounting purposes as hedges.

Overview

Our second quarter 2005 results reflected the continued benefits of our ongoing strategies. Consumer Finance and Commercial Finance assets were up 12% in the second quarter of 2005 compared with the second quarter of 2004. Commercial Finance acquired the Transportation Financial Services Group of CitiCapital in the first quarter of 2005 and the Inventory Finance division of Bombardier Capital and ING’s portion of Heller AG in the second quarter of 2005, contributing to this increase.

In March 2005, we completed transactions that resulted in an after-tax gain of $0.1 billion recognized in the Insurance segment and reduced our ownership of Genworth to 51.7%. At June 30, 2005, we held 243.2 million shares of Genworth’s Class B Common Stock and our remaining investment was $5.8 billion. As we indicated in May 2005, we expect (subject to market conditions) to reduce our ownership in Genworth over the next two years as it transitions to full independence.

Revenues for the second quarter of 2005 were $16.2 billion, a $2.3 billion (16%) increase over the second quarter of 2004. Revenues included $0.8 billion and $0.1 billion of revenue from acquisitions and dispositions, respectively, for the second quarter of 2005. Revenues were reduced by $0.3 billion in the second quarter of 2004 for effects of certain derivatives transactions not qualifying for accounting purposes as hedges. Revenues also increased as a result of organic revenue growth and the weaker U.S. dollar. Organic revenue growth excludes the effects of acquisitions, dispositions and currency exchange rates, as well as the Insurance segment.

Revenues for the first six months of 2005 were $32.3 billion, a $4.0 billion (14%) increase over the first six months of 2004. Revenues included $1.8 billion and $0.3 billion of revenue from acquisitions for the first six months of 2005 and 2004, respectively, and $0.2 billion in 2005 from the effects of dispositions. Revenues were reduced by $0.1 billion for the first six months of 2005 for effects of certain derivatives transactions not qualifying for accounting purposes as hedges. Revenues also increased as a result of organic revenue growth and the weaker U.S. dollar.

Net earnings for the second quarter and first six months of 2005 were $2.1 billion and $4.2 billion, respectively, compared with $1.4 billion and $3.2 billion for the second quarter and first six months of 2004, respectively. All four businesses contributed at least double-digit improvements to earnings during the second quarter and first six months of 2005.

(12)

We integrate acquisitions as quickly as possible and only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses.

Effects of the acquisitions and dispositions on comparisons of our operations follow.

	Three months ended June 30		Six months ended June 30
(In billions)	2005	2004	2005	2004

Acquisitions
Revenues	$0.8	$0.9	$1.8	$1.7
Net earnings	0.1	0.1	0.2	0.3

Dispositions
Revenues	0.1	(0.8)	0.2	(1.7)
Net earnings	0.2	(0.1)	0.1	(0.3)

The provision for income taxes for the second quarter of 2005 (effective tax rate of 14.6%), compared with the second quarter of 2004 (effective tax rate of 10.8%) increased primarily because the 2004 rate was decreased by settlement of several issues with the U.S. Internal Revenue Service (IRS) and adjustment to our full-year estimated effective tax rate, in accordance with policy, to reflect the tax benefits associated with the 2004 disposition of Genworth shares. These increases were partially offset by growth in low-taxed earnings from global operations including the ongoing reorganization of our foreign aircraft leasing operations.

The provision for income taxes for the first half of 2005 (effective tax rate of 16.1%), compared with the first half of 2004 (effective tax rate of 17.4%) decreased primarily because of growth in low-taxed earnings from global operations including the ongoing reorganization of our foreign aircraft leasing operations. This decrease was partially offset by the decrease in rate in 2004 from settlement of several issues with the IRS and adjustment to our full-year estimated effective tax rate, in accordance with policy, to reflect the tax benefits associated with the 2004 disposition of Genworth shares.

Segment Operations

Revenues and segment net earnings for operating segments of General Electric Capital Services, Inc. (GECS), the sole owner of the common stock of GECC, are summarized and discussed below with a reconciliation to the GECC-only results, for the second quarters ended June 30, 2005 and 2004. The most significant component of these reconciliations is the exclusion from the Insurance segment at the GECC level of the results of GE Insurance Solutions Corporation (GE Insurance Solutions), which is not a subsidiary of GECC but is a direct subsidiary of GECS. We have reclassified certain prior-period amounts to conform to the current period’s presentation.

Segment net earnings is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for restructuring; rationalization and other similar expenses; certain acquisition-related charges; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team.

We simplified our organization on July 5, 2005, by realigning certain businesses within our segment structure into industry-focused groups. We expect to file a Form 8-K, in which we will present prior-period segment results on the new organizational basis, during the third quarter.

(13)

Consolidated

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Revenues
Commercial Finance	$6,068	$5,732	$12,108	$11,123
Consumer Finance	4,928	3,830	9,617	7,419
Equipment & Other Services	1,975	1,763	3,894	4,015
Insurance	6,007	5,554	12,340	11,507
Total revenues	18,978	16,879	37,959	34,064
Less portion of revenues not included in GECC	(2,808)	(2,997)	(5,622)	(5,735)
Total revenues in GECC	$16,170	$13,882	$32,337	$28,329

Net earnings
Commercial Finance	$1,215	$975	$2,366	$1,930
Consumer Finance	735	600	1,470	1,202
Equipment & Other Services	65	(105)	64	(101)
Insurance	284	53	667	463
Total net earnings	2,299	1,523	4,567	3,494
Less portion of net earnings not included in GECC	(173)	(120)	(364)	(312)
Total net earnings in GECC	$2,126	$1,403	$4,203	$3,182

Commercial Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Revenues	$6,068	$5,732	$12,108	$11,123
Less portion of Commercial Finance not included
in GECC	(133)	(105)	(279)	(188)
Total revenues in GECC	$5,935	$5,627	$11,829	$10,935

Net revenues
Total revenues	$5,935	$5,627	$11,829	$10,935
Interest expense	1,846	1,431	3,602	2,811
Total net revenues	$4,089	$4,196	$8,227	$8,124

Net earnings	$1,215	$975	$2,366	$1,930
Less portion of Commercial Finance not included
in GECC	(63)	(38)	(137)	(63)
Total net earnings in GECC	$1,152	$937	$2,229	$1,867

	At
(In millions)	6/30/05	6/30/04	12/31/04

Total assets	$232,913	$223,154	$232,123
Less portion of Commercial Finance not included
in GECC	(615)	238	288
Total assets in GECC	$232,298	$223,392	$232,411

(14)

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Real Estate(a)
Revenues in GECS	$613	$598	$1,376	$1,201
Net earnings in GECS	$210	$215	$492	$445

Aviation Services(a)
Revenues in GECS	$819	$777	$1,636	$1,492
Net earnings in GECS	$185	$133	$348	$277

	At
(In millions)	6/30/05	6/30/04	12/31/04

Real Estate(a)
Total assets in GECS	$30,397	$31,416	$33,497

Aviation Services(a)
Total assets in GECS	$37,911	$35,668	$37,384

(a)
We provide additional information on two of our segment product lines, Real Estate (commercial real estate financing) and Aviation Services (commercial aircraft financing). Each of these product lines finances a single form of collateral, and each has particular discrete concentrations of risk and opportunities.

Commercial Finance revenues and net earnings increased 6% and 25%, respectively, compared with the second quarter of 2004. Revenues for the second quarter of 2005 included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues also increased $0.3 billion compared with the second quarter of 2004 as a result of organic revenue growth ($0.2 billion) and the weaker U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.2 billion) with growth in lower taxed earnings from global operations, including the ongoing reorganization of our foreign aircraft leasing operations.

Commercial Finance revenues and net earnings increased 9% and 23%, respectively, compared with the first six months of 2004. Revenues for the first six months of 2005 and 2004 included $0.7 billion and $0.3 billion from acquisitions, respectively. Revenues for the first six months of 2005 were reduced by $0.1 billion as a result of dispositions. First half revenues also increased $0.7 billion as a result of organic revenue growth ($0.5 billion) and the weaker U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from core growth ($0.3 billion) with growth in lower taxed earnings from global operations, including the ongoing reorganization of our foreign aircraft leasing operations, and acquisitions ($0.1 billion).

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

(15)

Consumer Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Revenues	$4,928	$3,830	$9,617	$7,419
Less portion of Consumer Finance not included
in GECC	-	-	-	(9)
Total revenues in GECC	$4,928	$3,830	$9,617	$7,410

Net revenues
Total revenues	$4,928	$3,830	$9,617	$7,410
Interest expense	1,409	844	2,687	1,613
Total net revenues	$3,519	$2,986	$6,930	$5,797

Net earnings	$735	$600	$1,470	$1,202
Less portion of Consumer Finance not included
in GECC	(2)	3	(6)	(12)
Total net earnings in GECC	$733	$603	$1,464	$1,190

	At
(In millions)	6/30/05	6/30/04	12/31/04

Total assets	$149,568	$116,851	$151,255
Less portion of Consumer Finance not included
in GECC	4	(710)	(724)
Total assets in GECC	$149,572	$116,141	$150,531

Consumer Finance revenues and net earnings increased 29% and 23%, respectively, compared with the second quarter of 2004. Revenues for the second quarter of 2005 included $0.6 billion from acquisitions. Revenues also increased $0.5 billion compared with the second quarter of 2004 as a result of organic revenue growth ($0.4 billion) and the weaker U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.1 billion).

Consumer Finance revenues and net earnings increased 30% and 22%, respectively, compared with the first six months of 2004. First half revenues included $1.1 billion from acquisitions. Revenues also increased $1.1 billion as a result of organic revenue growth ($0.9 billion) and the weaker U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from core growth ($0.3 billion), including growth in lower taxed earnings from global operations, and acquisitions ($0.1 billion), partially offset by increased costs to launch new products and promote brand awareness ($0.1 billion).

The most significant acquisitions affecting Consumer Finance results in 2005 were 2004 acquisitions. In the fourth quarter of 2004, we acquired Australian Financial Investments Group (AFIG), a residential mortgage lender in Australia; the private-label credit card portfolio of Dillard’s Inc.; and the strategic joint venture with Hyundai Capital Services, Korea’s leading consumer finance company. In the second quarter of 2004, we acquired WMC Finance Co. (WMC), a U.S. wholesale mortgage lender.

(16)

Equipment & Other Services

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Revenues	$1,975	$1,763	$3,894	$4,015
Less portion of Equipment & Other Services not
included in GECC	140	172	284	365
Total revenues in GECC	$2,115	$1,935	$4,178	$4,380

Net earnings	$65	$(105)	$64	$(101)
Less portion of Equipment & Other Services not
included in GECC	76	36	106	55
Total net earnings in GECC	$141	$(69)	$170	$(46)

Equipment & Other Services second quarter revenues and net earnings each increased $0.2 billion. Revenues increased for effects of certain derivatives transactions not qualifying for accounting purposes as hedges ($0.3 billion), partially offset by the 2004 disposition of IT Solutions ($0.1 billion). The increase in net earnings resulted primarily from effects of certain derivatives transactions not qualifying for accounting purposes as hedges in 2004 ($0.2 billion).

Equipment & Others Services revenues decreased $0.1 billion and net earnings increased $0.2 billion compared with the first six months of 2004. First half revenues were reduced by $0.2 billion as a result of the 2004 IT Solutions disposition, and $0.1 billion resulting from the effects of certain derivatives transactions not qualifying for accounting purposes as hedges, partially offset by organic revenue growth resulting from improved operating performance at Equipment Services ($0.2 billion) and improved investment returns at GE Equity ($0.1 billion). The increase in net earnings resulted primarily from improved operating performance at Equipment Services ($0.1 billion) and improved investment returns at GE Equity ($0.1 billion).

Insurance

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Revenues	$6,007	$5,554	$12,340	$11,507
Less portion of Insurance not included in GECC	(2,815)	(3,064)	(5,627)	(5,903)
Total revenues in GECC	$3,192	$2,490	$6,713	$5,604

Net earnings	$284	$53	$667	$463
Less portion of Insurance not included in GECC	(184)	(121)	(327)	(292)
Total net earnings in GECC	$100	$(68)	$340	$171

GE Insurance Solutions
Revenues in GECS	$2,334	$2,666	$4,674	$5,313
Net earnings in GECS	$196	$142	$347	$282

Insurance revenues and net earnings in the second quarter of 2005 increased $0.5 billion and $0.2 billion, respectively, compared with the second quarter of 2004. The increase in revenues resulted primarily from the 2004 effects of the Genworth initial public offering ($0.4 billion), higher investment income ($0.2 billion), the weaker U.S. dollar ($0.1 billion) and the gain on the sale of Medical Protective Corporation ($0.1 billion). These increases were partially offset by net declines in volume resulting from the strategic exit of certain business channels,

(17)

primarily at GE Insurance Solutions ($0.3 billion). The increase in net earnings resulted primarily from the after-tax effects of the Genworth public offerings ($0.2 billion) and the gain on sale the of Medical Protective Corporation ($0.1 billion).

Insurance revenues and net earnings in the first half of 2005 increased $0.8 billion and $0.2 billion, respectively, compared with the 2004 period. The increase in revenues resulted primarily from higher investment income ($0.7 billion), the effects of the Genworth public offerings ($0.6 billion) and the weaker U.S. dollar ($0.3 billion). These increases were partially offset by net declines in volume resulting from the strategic exit of certain business channels, primarily at GE Insurance Solutions ($0.7 billion). The increase in net earnings resulted primarily from the after-tax effects of the Genworth public offerings ($0.1 billion) and the gain on the sale of Medical Protective Corporation ($0.1 billion).

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position during 2005 resulted from the following.

•	During 2005, we completed acquisitions of the Transportation Financial Services Group of CitiCapital; the Inventory Finance division of Bombardier Capital; and ING’s portion of Heller AG.

•	Minority interest in equity of consolidated affiliates increased during 2005, primarily because of our sale of an additional 18.4% of the common shares of Genworth.

•
The U.S. dollar was slightly stronger at June 30, 2005, than it was at December 31, 2004, slightly reducing the translated levels of our non-U.S. dollar assets and liabilities. However, on average, the U.S. dollar in 2005 has been weaker than during the comparable 2004 period, resulting in increases in reported levels of non-U.S. dollar operations as noted in Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Investment securities comprise mainly available-for-sale investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders, and debt and equity securities designated as trading and associated with certain non-U.S. contractholders who generally retain the related risks and rewards. Investment securities were $85.5 billion at June 30, 2005, compared with $86.9 billion at December 31, 2004. The decrease of $1.4 billion was primarily the net result of dispositions, investing premiums received and reinvesting investment income, and the effects of the strengthening U.S. dollar at the end of the second quarter of 2005, partially offset by an increase in the estimated fair value of debt securities as interest rates declined.

We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at June 30, 2005, an insignificant amount was at risk of being charged to earnings in the next 12 months.

Impairment losses for the first six months of both 2005 and 2004 totaled $0.1 billion. We recognized impairments in both periods for issuers in a variety of industries; we do not believe that any of the impairments indicate likely future impairments in the remaining portfolio.

(18)

Gross unrealized gains and losses were $3.4 billion and $0.5 billion, respectively, at June 30, 2005, compared with $2.9 billion and $0.6 billion, respectively, at December 31, 2004, primarily reflecting an increase in the estimated fair value of debt securities as interest rates declined. At June 30, 2005, available accounting gains could be as much as $1.6 billion, net of consequential adjustments to certain insurance assets that are amortized based on anticipated gross profits. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses.

At June 30, 2005, unrealized losses with a duration of 12 months or more related to investment securities collateralized by commercial aircraft were $0.3 billion. The aggregate amortized cost of these available-for-sale securities was $1.7 billion. We believe that our securities, which are current on all payment terms, were in an unrealized loss position because of ongoing negative market reaction to difficulties in the commercial airline industry. For these securities, we do not anticipate changes in the timing and amount of estimated cash flows, and expect full recovery of our amortized cost. Further, should our cash flow expectations prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities at June 30, 2005. See additional discussion of our positions in the commercial aviation industry under “C. Additional Considerations.”

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $277.7 billion at June 30, 2005, and $285.2 billion at December 31, 2004. The related allowance for losses at June 30, 2005, amounted to $5.0 billion compared with $5.6 billion at December 31, 2004, representing our best estimate of probable losses inherent in the portfolio.

A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; “nonearning” receivables are those that are 90 days or more past due or for which collection has otherwise become doubtful; and “reduced-earning” receivables are commercial receivables whose terms have been restructured to a below-market yield.

Commercial Finance financing receivables, before allowance for losses, totaled $141.0 billion at June 30, 2005, compared with $142.3 billion at December 31, 2004, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables decreased primarily from securitizations and sales ($18.4 billion) and the effects of the strengthening U.S. dollar at the end of the second quarter of 2005 ($2.4 billion). The decreases were partially offset by core growth ($14.1 billion) and acquisitions ($8.6 billion). Related nonearning and reduced-earning receivables were $1.6 billion (1.1% of outstanding receivables) at both June 30, 2005 and year-end 2004. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

Consumer Finance financing receivables, before allowance for losses, were $123.8 billion at June 30, 2005, compared with $127.8 billion at December 31, 2004, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables decreased primarily as a result of the effects of the strengthening U.S. dollar at the end of the second quarter of 2005 ($6.2 billion) and securitization activity ($0.6 billion), partially offset by core growth ($2.8 billion). Nonearning consumer receivables were $2.7 billion at June 30, 2005 compared with $2.5 billion at December 31, 2004 representing 2.1% and 2.0% of outstanding receivables, respectively. The increase was primarily related to higher nonearning receivables in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio. This increase was partially offset by the continued improvement in the U.S. economy.

(19)

Equipment & Other Services financing receivables, before allowance for losses, amounted to $12.9 billion and $15.1 billion at June 30, 2005, and December 31, 2004, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have stopped transferring assets to these entities. Nonearning receivables were $0.2 billion (1.2% of outstanding receivables) at both June 30, 2005 and December 31, 2004.

Delinquency rates on managed Commercial Finance equipment loans and leases and managed Consumer Finance financing receivables follow.

	Delinquency rates at
	6/30/05(a)	12/31/04	6/30/04

Commercial Finance	1.31%	1.40%	1.62%
Consumer Finance	5.15	4.85	5.65

(a)	Subject to update.

Delinquency rates at Commercial Finance decreased from December 31, 2004, and June 30, 2004, to June 30, 2005, primarily resulting from improved collection efforts across all portfolios.

Delinquency rates at Consumer Finance increased from December 31, 2004 to June 30, 2005, as a result of higher delinquencies in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio. This increase was partially offset by the continued improvement in the U.S. economy. The decrease from June 30, 2004 to June 30, 2005, reflected the results of the standardization of our write-off policy and the acquisition of AFIG, a residential mortgage lender in Australia, partially offset by higher delinquencies in our European secured financing business.

C. Additional Considerations

Commercial Aviation

Commercial aviation is an industry in which we have a significant ongoing interest. Although several customers in this industry are operating under bankruptcy protection, various Boeing and Airbus aircraft secure substantially all of our related financial exposure. At June 30, 2005, our largest bankruptcy exposures were to US Airways, $2.5 billion, and UAL Corp., $1.4 billion. For the first six months of 2005, we recognized impairment charges and provisions amounting to $0.3 billion, the largest of which related to US Airways. Comparable 2004 year-to-date charges and provisions amounted to $0.1 billion. Demand in the global aviation markets has been strong and we continue to be confident in the global industry’s prospects.

On May 19, 2005, US Airways and America West Holdings Corporation (America West), the parent of America West Airlines, Inc., announced a merger agreement subject to approval by various parties, including certain shareholders, creditors and regulators. Upon completion of that merger, we have agreed to remove aircraft from the combined US Airways/America West fleet on a scheduled basis and to restructure a number of lease agreements, reducing our combined exposure to the merged airline from about $3.5 billion at June 30, 2005, to about $2.5 billion. Subject to future market conditions, we believe that we will be able to redeploy the aircraft that we remove.

(20)

D. Debt Instruments

During the first six months of 2005, GECC and GECC affiliates issued $40 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 12 other global markets. Maturities for these issuances ranged from two to 30 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and asset growth. We anticipate that we will issue between $15 billion and $20 billion of additional long-term debt during the remainder of 2005, although the ultimate amount we issue will depend on our needs and on the markets.

Following is the composition of our debt obligations, excluding debt of consolidated, liquidating securitization entities such as asset-backed debt obligations.

	At
	6/30/05	12/31/04

Senior notes and other long-term debt	62%	59%
Commercial paper	23	24
Current portion of long-term debt	9	11
Other - bank and other retail deposits	6	6
Total	100%	100%

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Other than the remedial actions taken to address the material weakness in our internal control over financial reporting with respect to accounting for certain derivatives transactions, no change in internal control over financial reporting occurred during the quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Such actions were disclosed in the Form 10-Q for the quarter ended March 31, 2005 and included:

•
improving training, education and accounting reviews designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended and

•	retesting our internal financial controls with respect to the types of hedging transactions affected by the restatement to ensure compliance with SFAS 133.

(21)

Part II. Other Information

Item 1. Legal Proceedings

On June 14, 2005, GE received a subpoena from the U.S. Attorney’s Office for the Southern District of New York seeking documents relating to finite risk insurance. The subpoena is general in nature. As previously reported, GE Insurance Solutions, one of GE’s businesses, received a similar subpoena from the Northeast Regional Office of the Securities & Exchange Commission (SEC) on April 29, 2005. We will cooperate fully with the SEC and the U.S. Attorney’s Office.

Item 6. Exhibits

Exhibit 4 (a)	Subordinated Debt Indenture dated as of July 1, 2005, between General Electric Capital Corporation and JP Morgan Chase Bank, N.A., as trustee.
Exhibit 4 (b)	Amended and Restated Subordinated Debt Indenture dated as of July 15, 2005, between General Electric Capital Corporation and JP Morgan Chase Bank, N.A., as trustee.
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 99	Financial Measures that Supplement Generally Accepted Accounting Principles.

(22)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
July 29, 2005	/s/ Philip D. Ameen
Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(23)