Form 10-Q
period 2006-03-31
GENERAL ELECTRIC CAPITAL CORP
filed 2006-04-26
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

At April 25, 2006, 3,985,403 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended March 31
(In millions)	2006	2005

Revenues
Revenues from services (note 3)	$13,248	$12,120
Sales of goods	555	674
Total revenues	13,803	12,794

Costs and expenses
Interest	4,024	3,358
Operating and administrative	4,166	4,051
Cost of goods sold	513	635
Investment contracts, insurance losses and insurance annuity benefits	148	202
Provision for losses on financing receivables	825	928
Depreciation and amortization	1,486	1,621
Minority interest in net earnings of consolidated affiliates	94	21
Total costs and expenses	11,256	10,816

Earnings from continuing operations before income taxes	2,547	1,978
Provision for income taxes	(321)	(150)

Earnings from continuing operations	2,226	1,828
Earnings from discontinued operations, net of taxes (note 2)	128	249

Net earnings	2,354	2,077
Dividends	(4,749)	(239)
Retained earnings at beginning of period	35,927	34,947
Retained earnings at end of period	$33,532	$36,785

The notes to condensed, consolidated financial statements are an integral part of this statement.

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position

(In millions)	March 31, 2006	December 31, 2005
(Unaudited)
Assets
Cash and equivalents	$5,892	$5,996
Investment securities	21,491	18,467
Inventories	161	159
Financing receivables - net (note 4)	282,556	284,567
Other receivables	26,475	25,250
Buildings and equipment, less accumulated amortization of $21,454
and $21,271	51,220	50,936
Intangible assets - net (note 5)	23,119	23,086
Other assets	52,021	49,521
Assets of discontinued operations (note 2)	14,520	17,291
Total assets	$477,455	$475,273

Liabilities and equity
Borrowings (note 6)	$359,920	$355,885
Accounts payable	13,941	14,345
Investment contracts, insurance liabilities and insurance annuity benefits	12,638	12,094
Other liabilities	15,221	16,269
Deferred income taxes	11,963	11,085
Liabilities of discontinued operations (note 2)	13,753	13,195
Total liabilities	427,436	422,873

Minority interest in equity of consolidated affiliates	2,260	2,212

Capital stock	56	56
Accumulated gains (losses) - net
Investment securities	581	744
Currency translation adjustments	2,044	2,343
Cash flow hedges	(491)	(790)
Minimum pension liabilities	(157)	(147)
Additional paid-in capital	12,194	12,055
Retained earnings	33,532	35,927
Total shareowner’s equity	47,759	50,188
Total liabilities and equity	$477,455	$475,273

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $1,977 million and $2,150 million at March 31, 2006 and December 31, 2005, respectively.

The notes to condensed, consolidated financial statements are an integral part of this statement.

(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Three months ended March 31
	2006	2005
Cash flows - operating activities
Net earnings	$2,354	$2,077
Earnings from discontinued operations	(128)	(249)
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization of buildings and equipment	1,486	1,621
Decrease in accounts payable	(153)	(210)
Provision for losses on financing receivables	825	928
All other operating activities	(1,115)	1,555
Cash from operating activities - continuing operations	3,269	5,722
Cash from operating activities - discontinued operations	33	814
Cash from operating activities	3,302	6,536

Cash flows - investing activities
Additions to buildings and equipment	(2,038)	(2,407)
Dispositions of buildings and equipment	1,047	1,709
Increase in loans to customers	(70,707)	(75,616)
Principal collections from customers - loans	65,213	74,213
Investment in equipment for financing leases	(5,766)	(5,209)
Principal collections from customers - financing leases	5,878	5,712
Net change in credit card receivables	3,506	1,923
Payments for principal businesses purchased	(424)	(4,631)
All other investing activities	(1,167)	(480)
Cash used for investing activities - continuing operations	(4,458)	(4,786)
Cash from (used for) investing activities - discontinued operations	7	(214)
Cash used for investing activities	(4,451)	(5,000)

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(2,471)	(3,766)
Newly issued debt:
Short-term (91 to 365 days)	316	401
Long-term (longer than one year)	24,177	22,881
Non-recourse, leveraged lease	73	47
Repayments and other debt reductions:
Short-term (91 to 365 days)	(14,051)	(14,667)
Long-term (longer than one year)	(2,510)	(5,632)
Non-recourse, leveraged lease	(382)	(504)
Dividends paid to shareowner	(4,609)	(239)
All other financing activities	542	(297)
Cash from (used for) financing activities - continuing operations	1,085	(1,776)
Cash used for financing activities - discontinued operations	(28)	(613)
Cash from (used for) financing activities	1,057	(2,389)

Decrease in cash and equivalents	(92)	(853)
Cash and equivalents at beginning of year	6,182	9,840
Cash and equivalents at March 31	6,090	8,987
Less cash and equivalents of discontinued operations at March 31	198	1,484
Cash and equivalents of continuing operations at March 31	$5,892	$7,503

The notes to condensed, consolidated financial statements are an integral part of this statement.

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. Our financial statements are prepared in conformity with the U.S. generally accepted accounting principles (GAAP). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We reclassified certain prior-period amounts to conform to the current period’s presentation.

All of our outstanding common stock is owned by General Electric Capital Services, Inc. (GE Capital Services or GECS), all of whose common stock is owned, directly or indirectly, by General Electric Company (GE Company or GE). Unless otherwise indicated, information in these notes to condensed, consolidated financial statements relates to continuing operations. Our financial statements consolidate all of our affiliates - companies that we control and in which we hold a majority voting interest. Details of total revenues and segment profit by operating segment can be found on page 14 of this report.

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

2. At March 31, 2006, we classified GE Life and Genworth Financial, Inc. (Genworth) as discontinued operations. Associated results of operations, financial position and cash flows are separately reported for all periods presented.

Planned sale of GE Life

In March 2006, we initiated a plan to sell GE Life, our U.K.-based life insurance operation. GE Life’s assets were $14,520 million at March 31, 2006; its first quarter 2006 revenues were $799 million; and its first quarter 2006 earnings were insignificant. We have provided for a pre-tax loss of $210 million ($175 million after tax) based on our best estimate of sales proceeds. We anticipate selling GE Life by March 31, 2007.

Completed sale of Genworth

In March 2006, we completed the sale of our remaining 18% investment in Genworth through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result, we recognized a pre-tax gain of $516 million ($300 million after tax).

Summarized financial information for discontinued operations is set forth below. Gain on disposal included both actual (Genworth) and estimated (GE Life) effects.

(6)

	Three months ended March 31
(In millions)	2006	2005

Discontinued operations before disposal
Revenues from services	$803	$3,210

Earnings from discontinued operations before
minority interest and income taxes	$7	$487
Minority interest	-	99
Earnings from discontinued operations before income taxes	7	388
Income tax expense	(4)	(225)
Earnings from discontinued operations
before disposal, net of taxes	$3	$163

Disposal
Gain on disposal before income taxes	$306	$156
Income tax expense	(181)	(70)
Gain on disposal, net of taxes	$125	$86

Earnings from discontinued operations, net of taxes	$128	$249

	At
(In millions)	3/31/06	12/31/05

Assets
Cash and equivalents	$198	$186
Investment securities	11,389	13,977
Other receivables	370	435
Other	2,563	2,693
Assets of discontinued operations	$14,520	$17,291

Liabilities and equity
Investment contracts, insurance liabilities
and insurance annuity benefits	$12,604	$12,335
Other	1,149	860
Liabilities of discontinued operations	$13,753	$13,195

Total accumulated nonowner changes other than earnings	$186	$633

(7)

3. Revenues from services are summarized in the following table.

	Three months ended March 31
(In millions)	2006	2005

Interest on loans	$5,273	$4,838
Operating lease rentals	2,885	2,730
Investment income	291	291
Fees	968	841
Financing leases	987	1,010
Other income	2,844	2,410
Total	$13,248	$12,120

4. Financing receivables - net, consisted of the following.

	At
(In millions)	3/31/06	12/31/05

Loans, net of deferred income	$224,317	$226,113
Investment in financing leases, net of deferred income	62,722	63,024
	287,039	289,137
Less allowance for losses	(4,483)	(4,570)
Financing receivables - net	$282,556	$284,567

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:

	At
(In millions)	3/31/06	12/31/05

Loans, net of deferred income	$14,755	$15,868
Investment in financing leases, net of deferred income	131	769
	14,886	16,637
Less allowance for losses	(22)	(22)
Financing receivables - net	$14,864	$16,615

5. Intangible assets - net, consisted of the following.

	At
(In millions)	3/31/06	12/31/05

Goodwill	$21,200	$21,161
Intangible assets subject to amortization	1,919	1,925
Total	$23,119	$23,086

(8)

First quarter 2006 changes in goodwill balances follow.

	2006
(In millions)	GE Commercial Finance	GE Consumer Finance	GE Industrial(a)	GE Infrastructure(a)	Total

Balance January 1	$10,445	$9,184	$1,406	$126	$21,161
Acquisitions/purchase accounting
adjustments	85	53	(3)	-	135
Currency exchange and other	(11)	(82)	(3)	-	(96)
Balance March 31	$10,519	$9,155	$1,400	$126	$21,200

(a)	Included only portions of the segment that are financial services businesses.

The amount of goodwill related to new acquisitions recorded during the first quarter of 2006 was $68 million. During 2006, we increased goodwill associated with previous acquisitions by $67 million.

Intangible Assets Subject to Amortization

	At
	3/31/06			12/31/05
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Capitalized software	$1,501	$(822)	$679	$1,453	$(784)	$669
Patents, licenses and trademarks	479	(277)	202	495	(272)	223
All other	1,828	(790)	1,038	1,774	(741)	1,033
Total	$3,808	$(1,889)	$1,919	$3,722	$(1,797)	$1,925

Amortization expense related to intangible assets subject to amortization was $111 million and $96 million for the quarters ended March 31, 2006 and 2005, respectively.

(9)

6. Borrowings are summarized in the following table.

	At
(In millions)	3/31/06	12/31/05

Short-Term Borrowings

Commercial paper
U.S.
Unsecured	$54,941	$60,640
Asset-backed(a)	8,157	9,267
Non-U.S.	24,870	20,456
Current portion of long-term debt(b)(c)	38,648	41,744
Other	17,392	17,572
Total	144,008	149,679

Long-Term Borrowings

Senior notes
Unsecured	193,363	182,654
Asset-backed(d)	5,899	6,845
Extendible notes(e)	13,984	14,022
Subordinated notes(f)	2,666	2,685
Total	215,912	206,206
Total borrowings	$359,920	$355,885

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 8.
(b)	Included short-term borrowings by consolidated, liquidating securitization entities of $732 million and $697 million at March 31, 2006 and December 31, 2005, respectively. See note 8.
(c)	Included $250 million of subordinated notes guaranteed by GE at both March 31, 2006, and December 31, 2005.
(d)	Asset-backed senior notes were all issued by consolidated, liquidating securitization entities. See note 8.
(e)	Included $38 million of obligations of consolidated, liquidating securitization entities at December 31, 2005. See note 8.
(f)	Included $450 million of subordinated notes guaranteed by GE at both March 31, 2006, and December 31, 2005.

7. A summary of increases (decreases) in shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended March 31
(In millions)	2006	2005

Net earnings	$2,354	$2,077
Investment securities - net	(163)	(402)
Currency translation adjustments - net	(299)	233
Cash flow hedges - net	299	418
Minimum pension liabilities - net	(10)	(6)
Total	$2,181	$2,320

(10)

8. We securitize financial assets in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party entities to execute securitization transactions funded in the commercial paper and term bond markets.

Securitized assets that are on-balance sheet include assets consolidated upon adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, as amended. Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	3/31/06	12/31/05

Receivables secured by:
Equipment	$11,309	$12,949
Commercial real estate	10,786	11,437
Residential real estate	8,083	8,882
Other assets	13,079	12,869
Credit card receivables	10,973	10,039
Total securitized assets	$54,230	$56,176

	At
(In millions)	3/31/06	12/31/05

Off-balance sheet(a)(b)	$38,377	$38,272
On-balance sheet(c)	15,853	17,904
Total securitized assets	$54,230	$56,176

(a)
At March 31, 2006 and December 31, 2005, liquidity support amounted to $2,159 million and $1,931 million, respectively. These amounts are net of $2,308 million and $2,450 million, respectively, participated or deferred beyond one year. Credit support amounted to $4,051 million and $4,386 million at March 31, 2006 and December 31, 2005, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $63 million and $93 million at March 31, 2006 and December 31, 2005, respectively.
(c)
At March 31, 2006 and December 31, 2005, liquidity support amounted to $8,768 million and $10,044 million, respectively. These amounts are net of $34 million and $138 million, respectively, participated or deferred beyond one year. Credit support amounted to $3,893 million and $4,780 million at March 31, 2006 and December 31, 2005, respectively.

The portfolio of financing receivables consisted of loans and financing lease receivables secured by equipment, commercial and residential real estate and other assets; and credit card receivables. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans,

(11)

and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base.

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Condensed Statement of Financial Position.

	At
(In millions)	3/31/06	12/31/05

Financing receivables - net (note 4)	$14,864	$16,615
Other	989	1,289
Total	$15,853	$17,904

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Revenues for the first quarter of 2006 were $13.8 billion, a $1.0 billion (8%) increase over the first quarter of 2005. Revenues for the first quarters of 2006 and 2005 included $0.4 billion and $0.1 billion of revenue from acquisitions, respectively, and in 2006 were reduced by $0.3 billion as a result of dispositions. Revenues also increased $0.9 billion compared with the first quarter of 2005 as a result of organic revenue growth, partially offset by the strengthening U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $2.2 billion, up 22% from $1.8 billion in the first quarter of 2005.

Overall, acquisitions contributed $0.4 billion and $1.0 billion to total revenues in the first quarters of 2006 and 2005, respectively. Our total net earnings in each of the first quarters of 2006 and 2005 included approximately $0.1 billion from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.3 billion and $0.1 billion in the first quarters of 2006 and 2005, respectively. The effect on earnings was inconsequential in each of the first quarters of 2006 and 2005.

The provision for income taxes was $0.3 billion for the first quarter of 2006 (effective tax rate of 12.6%), compared with $0.2 billion for the first quarter of 2005 (effective tax rate of 7.6%). The tax rate increased primarily

(12)

as a result of the absence of the one-time benefit that resulted from the 2005 reorganization of our foreign aircraft leasing operations, partially offset by growth in lower-taxed earnings from global operations.

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

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology development costs; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team.

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we refer to as “operating profit,” for GE Healthcare, GE NBC Universal and the industrial businesses of the GE Industrial and GE Infrastructure segments; included in determining segment profit, which we refer to as “net earnings,” for GE Commercial Finance, GE Consumer Finance, and the financial services businesses of the GE Industrial segment (Equipment Services) and the GE Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments.

(13)

Summary of Operating Segments

	Three months ended March 31 (Unaudited)
(In millions)	2006	2005

Revenues
GE Commercial Finance	$5,484	$5,072
GE Consumer Finance	5,090	4,689
GE Industrial	8,140	7,668
GE Infrastructure	10,152	9,374
Total segment revenues	28,866	26,803
GECC corporate items and eliminations(a)	474	524
Total revenues	29,340	27,327
Less portion of GE revenues not included in GECC	(15,537)	(14,533)
Total revenues in GECC	$13,803	$12,794

Segment profit
GE Commercial Finance	$1,174	$926
GE Consumer Finance	836	735
GE Industrial	600	526
GE Infrastructure	1,703	1,540
Total segment profit	4,313	3,727
GECC corporate items and eliminations	(46)	(32)
Less portion of GE segment profit not included in GECC	(2,041)	(1,867)
Earnings in GECC from continuing operations	2,226	1,828
Earnings in GECC from discontinued operations, net of taxes	128	249
Total net earnings in GECC	$2,354	$2,077

(a)	Primarily revenues associated with our insurance activities remaining in continuing operations that were previously reported in the GE Commercial Finance segment.

(14)

GE Commercial Finance

	Three months ended March 31
(In millions)	2006	2005

Revenues	$5,484	$5,072
Less portion of GE Commercial Finance not included in GECC	(179)	(151)
Total revenues in GECC	$5,305	$4,921

Segment profit	$1,174	$926
Less portion of GE Commercial Finance not included in GECC	(81)	(77)
Total segment profit in GECC	$1,093	$849

	At
(In millions)	3/31/06	3/31/05	12/31/05

Total assets	$195,209	$187,626	$190,546
Less portion of GE Commercial Finance not included in GECC	(1,880)	1,490	(1,408)
Total assets in GECC	$193,329	$189,116	$189,138

	Three months ended March 31
(In millions)	2006	2005

Revenues in GE
Capital Solutions	$2,820	$2,889
Real Estate	1,075	898

Segment profit in GE
Capital Solutions	$339	$286
Real Estate	441	310

	At
(In millions)	3/31/06	3/31/05	12/31/05

Assets in GE
Capital Solutions	$88,661	$86,230	$87,306
Real Estate	37,566	36,299	35,323

GE Commercial Finance revenues and net earnings increased 8% and 27%, respectively, compared with the first quarter of 2005. Revenues for the first quarters of 2006 and 2005 included $0.2 billion and $0.1 billion from acquisitions, respectively, and in 2006 were reduced by $0.2 billion as a result of dispositions. Revenues for the quarter also increased $0.4 billion compared with the first quarter of 2005 as a result of organic revenue growth ($0.5 billion), partially offset by the strengthening U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.2 billion), including growth in lower-taxed earnings from global operations.

(15)

GE Consumer Finance

	Three months ended March 31
(In millions)	2006	2005

Revenues	$5,090	$4,689
Less portion of GE Consumer Finance not included in GECC	-	-
Total revenues in GECC	$5,090	$4,689

Segment profit	$836	$735
Less portion of GE Consumer Finance not included in GECC	(23)	(4)
Total segment profit in GECC	$813	$731

	At
(In millions)	3/31/06	3/31/05	12/31/05

Total assets	$158,508	$149,912	$158,829
Less portion of GE Consumer Finance not included in GECC	749	(768)	763
Total assets in GECC	$159,257	$149,144	$159,592

GE Consumer Finance revenues and net earnings increased 9% and 14%, respectively, compared with the first quarter of 2005. Revenues for the first quarter of 2006 included $0.2 billion from acquisitions. Revenues for the quarter also increased $0.2 billion compared with the first quarter of 2005 as a result of organic revenue growth ($0.4 billion), partially offset by the strengthening U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from acquisitions ($0.1 billion).

GE Industrial

	Three months ended March 31
(In millions)	2006	2005

Revenues	$8,140	$7,668
Less portion of GE Industrial not included in GECC	(6,506)	(6,094)
Total revenues in GECC	$1,634	$1,574

Segment profit	$600	$526
Less portion of GE Industrial not included in GECC	(584)	(516)
Total segment profit in GECC	$16	$10

Revenues in GE
Consumer & Industrial	$3,534	$3,261
Equipment Services	1,634	1,574
Plastics	1,644	1,648

Segment profit in GE
Consumer & Industrial	$220	$165
Equipment Services	16	10
Plastics	225	240

(16)

GE Industrial revenues rose 6%, or $0.5 billion, in the first quarter of 2006 as higher volume ($0.5 billion) was partially offset by the strengthening U.S. dollar ($0.1 billion) at the industrial businesses in the segment. The increase in volume was primarily at Consumer & Industrial and at Security which acquired Edwards Systems Technology late in the first quarter of 2005. Revenues at Equipment Services also increased as a result of organic revenue growth ($0.1 billion).

Segment profit rose 14%, or $0.1 billion, in the first quarter of 2006 as productivity ($0.2 billion), primarily at Consumer & Industrial and Plastics, was partially offset by higher material and other costs ($0.1 billion), primarily at Consumer & Industrial. Segment profit was unaffected by price as higher prices at Consumer & Industrial offset lower prices at Plastics.

GE Infrastructure

	Three months ended March 31
(In millions)	2006	2005

Revenues	$10,152	$9,374
Less portion of GE Infrastructure not included in GECC	(8,852)	(8,288)
Total revenues in GECC	$1,300	$1,086

Segment profit	$1,703	$1,540
Less portion of GE Infrastructure not included in GECC	(1,353)	(1,270)
Total segment profit in GECC	$350	$270

Revenues in GE
Aviation	$3,041	$2,590
Aviation Financial Services	934	817
Energy	3,835	3,951
Energy Financial Services	301	228
Oil & Gas	772	641
Transportation	1,023	756

Segment profit in GE
Aviation	$645	$527
Aviation Financial Services	206	163
Energy	436	577
Energy Financial Services	117	94
Oil & Gas	55	27
Transportation	204	82

GE Infrastructure revenues increased 8%, or $0.8 billion, in the first quarter of 2006 as higher volume ($0.8 billion) was partially offset by the strengthening U.S. dollar ($0.1 billion) and lower prices ($0.1 billion) at the industrial businesses of the segment. The increase in volume reflects increased sales of commercial and military services and commercial engines at Aviation and increased locomotive sales at Transportation, partially offset by lower sales at Energy. Energy sold 21 large heavy-duty gas turbines in the first quarter of 2006, compared with 34 in the corresponding period of 2005. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.1 billion) and Energy Financial Services ($0.1 billion).

(17)

Segment profit rose 11%, or $0.2 billion, as productivity ($0.2 billion) and higher volume ($0.1 billion) were partially offset by higher material and other costs ($0.1 billion) and lower prices ($0.1 billion) at the industrial businesses of the segment. We realized productivity improvements at Transportation and Aviation. Volume increases were primarily at Aviation. Segment profit from the financial services businesses increased $0.1 billion as a result of core growth at Aviation Financial Services and Energy Financial Services, despite the absence of a 2006 counterpart to the 2005 one-time benefits from our aircraft leasing reorganization.

Discontinued Insurance Operations

	Three months ended March 31
(In millions)	2006	2005

Earnings in GECC from discontinued operations, net of taxes	$128	$249

In 2006, we continue to reduce our exposure to insurance in a disciplined fashion. In March 2006, we initiated a plan to sell GE Life, our U.K.-based life insurance operation. We have provided for a pre-tax loss of $0.2 billion ($0.2 billion after tax) based on our best estimate of sales proceeds. We anticipate selling GE Life by March 31, 2007.

In March 2006, we completed the sale of our remaining 18% investment in Genworth Financial, Inc. (Genworth) through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result, we recognized a pre-tax gain of $0.5 billion ($0.3 billion after tax).

Discontinued operations comprise GE Life, our U.K.-based life insurance operation and Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

Earnings from discontinued operations net of taxes for the first quarter of 2006 reflected the gain on the sale of our remaining 18% investment in Genworth common stock ($0.3 billion), partially offset by the estimated loss on the planned sale of GE Life ($0.2 billion). GE Life results will be included in our discontinued operations until a transaction is completed. We anticipate selling GE Life by March 31, 2007.

Earnings from discontinued operations net of taxes for the first quarter of 2005 reflected our share of Genworth 2005 earnings from operations ($0.2 billion) and the gain related to Genworth’s secondary public offering ($0.1 billion).

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
During the first quarter of 2006, we completed the sale of our remaining 18% investment in Genworth common stock and we initiated a plan to sell GE Life. We have separately reported the assets and liabilities related to these discontinued operations for all periods presented.

(18)

•	The U.S. dollar was stronger at March 31, 2006, than it was at December 31, 2005, reducing the translated levels of our non-U.S. dollar assets and liabilities.

Investment securities comprise mainly available-for-sale investment-grade debt securities supporting obligations to annuitants and policyholders. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at March 31, 2006, an inconsequential amount was at risk of being charged to earnings in the next 12 months. Impairment losses were inconsequential for each of the first quarters of 2006 and 2005.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $287.0 billion at March 31, 2006, and $289.1 billion at December 31, 2005. The related allowance for losses at March 31, 2006, amounted to $4.5 billion compared with $4.6 billion at December 31, 2005, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, decreased $2.1 billion from December 31, 2005, primarily as a result of securitization and sales ($5.2 billion), loans transferred to assets held for sale ($1.1 billion) and the strengthening U.S. dollar ($0.9 billion), partially offset by core growth ($4.7 billion) and acquisitions ($1.1 billion). Related nonearning receivables were $4.2 billion at March 31, 2006, compared with $4.1 billion at year-end 2005, both representing 1.4% of outstanding receivables, respectively. This increase was primarily related to higher nonearning receivables in our European secured financing business at GE Consumer Finance, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio, partially offset by decreases in our U.S. portfolio resulting from an improving economic environment.

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Consumer Finance financing receivables follow.

	Delinquency rates at
	3/31/06	(a)	12/31/05	3/31/05

GE Commercial Finance	1.31%		1.31%	1.54%
GE Consumer Finance	5.14		5.08	5.18

(a)	Subject to update.

Delinquency rates at GE Commercial Finance decreased from March 31, 2005, to March 31, 2006, primarily resulting from improved credit quality across all portfolios.

Delinquency rates at GE Consumer Finance increased from December 31, 2005, to March 31, 2006, as a result of seasonality in consumer spending and higher delinquencies in our European secured financing business, discussed above, partially offset by decreases in our U.S. portfolio resulting from an improving economic environment. The decrease from March 31, 2005, to March 31, 2006, reflected improved economic conditions, partially offset by higher delinquencies in our European secured financing business, discussed above.

(19)

C. Debt Instruments

During the first quarter of 2006, GECC and GECC affiliates issued $24 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 13 other global markets. Maturities for these issuances ranged from one to forty years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue between $31 billion and $41 billion of additional long-term debt during the remainder of 2006, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.*
Exhibit 99	Financial Measures that Supplement Generally Accepted Accounting Principles.*
* Filed electronically herewith.

(20)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
April 26, 2006	/s/ Philip D. Ameen
Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(21)