Form 10-Q
period 2006-06-30
GENERAL ELECTRIC CAPITAL CORP
filed 2006-07-24
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At July 21, 2006, 3,985,403 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues
Revenues from services (note 3)	$13,639	$12,487	$26,887	$24,607
Sales of goods	712	664	1,267	1,338
Total revenues	14,351	13,151	28,154	25,945

Costs and expenses
Interest	4,174	3,547	8,198	6,905
Operating and administrative	4,255	4,154	8,421	8,205
Cost of goods sold	659	628	1,172	1,263
Investment contracts, insurance losses and insurance
annuity benefits	163	217	311	419
Provision for losses on financing receivables	891	960	1,716	1,888
Depreciation and amortization	1,565	1,393	3,051	3,014
Minority interest in net earnings of consolidated
affiliates	51	29	145	50
Total costs and expenses	11,758	10,928	23,014	21,744

Earnings from continuing operations before
income taxes	2,593	2,223	5,140	4,201
Provision for income taxes	(178)	(185)	(499)	(335)

Earnings from continuing operations	2,415	2,038	4,641	3,866
Earnings (loss) from discontinued operations, net of
taxes (note 2)	(103)	85	25	334

Net earnings	2,312	2,123	4,666	4,200
Dividends	(1,259)	(1,634)	(6,008)	(1,873)
Retained earnings at beginning of period	33,532	36,785	35,927	34,947
Retained earnings at end of period	$34,585	$37,274	$34,585	$37,274

The notes to condensed, consolidated financial statements are an integral part of this statement.

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position

(In millions)	June 30, 2006	December 31, 2005
(Unaudited)
Assets
Cash and equivalents	$6,713	$5,996
Investment securities	19,966	18,467
Inventories	165	159
Financing receivables - net (note 4)	299,895	284,567
Other receivables	32,335	25,250
Buildings and equipment, less accumulated amortization of $21,743
and $21,271	54,185	50,936
Intangible assets - net (note 5)	24,134	23,086
Other assets	53,870	49,521
Assets of discontinued operations (note 2)	15,072	17,291
Total assets	$506,335	$475,273

Liabilities and equity
Borrowings (note 6)	$382,374	$355,885
Accounts payable	14,634	14,345
Investment contracts, insurance liabilities and insurance annuity benefits	12,247	12,094
Other liabilities	17,130	16,269
Deferred income taxes	11,224	11,085
Liabilities of discontinued operations (note 2)	14,370	13,195
Total liabilities	451,979	422,873

Minority interest in equity of consolidated affiliates	2,269	2,212

Capital stock	56	56
Accumulated gains (losses) - net
Investment securities	279	744
Currency translation adjustments	3,428	2,343
Cash flow hedges	(227)	(790)
Minimum pension liabilities	(192)	(147)
Additional paid-in capital	14,158	12,055
Retained earnings	34,585	35,927
Total shareowner’s equity	52,087	50,188
Total liabilities and equity	$506,335	$475,273

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and amounted to $3,288 million and $2,150 million at June 30, 2006, and December 31, 2005, respectively.

The notes to condensed, consolidated financial statements are an integral part of this statement.

(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Six months ended June 30
	2006	2005
Cash flows - operating activities
Net earnings	$4,666	$4,200
Earnings from discontinued operations	(25)	(334)
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization	3,051	3,014
Increase in accounts payable	565	35
Provision for losses on financing receivables	1,716	1,888
All other operating activities	(571)	(1,170)
Cash from operating activities - continuing operations	9,402	7,633
Cash from (used for) operating activities - discontinued operations	(275)	2,816
Cash from operating activities	9,127	10,449

Cash flows - investing activities
Additions to buildings and equipment	(5,693)	(4,876)
Dispositions of buildings and equipment	2,307	2,888
Increase in loans to customers	(151,600)	(129,844)
Principal collections from customers - loans	140,322	133,861
Investment in financing leases	(12,956)	(11,401)
Principal collections from customers - financing leases	8,902	11,443
Net change in credit card receivables	1,423	567
Payments for principal businesses purchased	(3,509)	(6,842)
Proceeds from sales of discontinued operations	2,753	2,578
All other investing activities	(8,287)	(1,777)
Cash used for investing activities - continuing operations	(26,338)	(3,403)
Cash from (used for) investing activities - discontinued operations	278	(2,153)
Cash used for investing activities	(26,060)	(5,556)

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(2,862)	(6,087)
Newly issued debt:
Short-term (91 to 365 days)	422	651
Long-term (longer than one year)	45,173	39,480
Non-recourse, leveraged lease	80	131
Repayments and other debt reductions:
Short-term (91 to 365 days)	(19,211)	(30,236)
Long-term (longer than one year)	(1,821)	(6,990)
Non-recourse, leveraged lease	(522)	(616)
Dividends paid to shareowner	(5,647)	(1,873)
All other financing activities	2,041	(333)
Cash from (used for) financing activities - continuing operations	17,653	(5,873)
Cash used for financing activities - discontinued operations	(36)	(691)
Cash from (used for) financing activities	17,617	(6,564)

Increase (decrease) in cash and equivalents	684	(1,671)
Cash and equivalents at beginning of year	6,182	9,840
Cash and equivalents at June 30	6,866	8,169
Less cash and equivalents of discontinued operations at June 30	153	1,469
Cash and equivalents of continuing operations at June 30	$6,713	$6,700

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

We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

2. We classified GE Life and Genworth Financial, Inc. (Genworth) as discontinued operations. Associated results of operations, financial position and cash flows are separately reported for all periods presented.

Completed sale of Genworth

In March 2006, we completed the sale of our remaining 18% investment in Genworth through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result, we recognized a pre-tax gain of $516 million ($300 million after tax) in the first quarter of 2006.

Planned sale of GE Life

In March 2006, we initiated a plan to sell GE Life, our U.K.-based life insurance operation. GE Life’s revenues for the second quarter and first six months of 2006 were $63 million and $862 million, respectively; and its earnings from operations for the second quarter and first six months of 2006 were $12 million and $17 million, respectively. For the first six months of 2006, we have provided for a pre-tax loss of $320 million ($285 million after tax), including a $110 million loss recognized in the second quarter of 2006 based on our best estimate of sales proceeds. We do not expect to realize a tax benefit for this loss. We anticipate selling GE Life by March 31, 2007.

(6)

Summarized financial information

Summarized financial information for discontinued operations is set forth below. Gain (loss) on disposal included both actual (Genworth) and estimated (GE Life) effects.

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Discontinued operations before disposal
Revenues from services	$63	$3,017	$866	$6,227

Earnings from discontinued operations before
minority interest and income taxes	$4	$407	$11	$894
Minority interest	-	145	-	244
Earnings from discontinued operations before
income taxes	4	262	11	650
Income tax benefit (expense)	3	(177)	(1)	(402)
Earnings from discontinued operations before
disposal, net of taxes	$7	$85	$10	$248

Disposal
Gain (loss) on disposal before income taxes	$(110)	$-	$196	$156
Income tax expense	-	-	(181)	(70)
Gain (loss) on disposal, net of taxes	$(110)	$-	$15	$86

Earnings (loss) from discontinued operations,
net of taxes	$(103)	$85	$25	$334

	At
(In millions)	6/30/06	12/31/05

Assets
Cash and equivalents	$153	$186
Investment securities	11,776	13,977
Other receivables	454	435
Other	2,689	2,693
Assets of discontinued operations	$15,072	$17,291

Liabilities and equity
Investment contracts, insurance liabilities and insurance annuity benefits	$13,018	$12,335
Other	1,352	860
Liabilities of discontinued operations	$14,370	$13,195

Total accumulated nonowner changes other than earnings	$168	$633

(7)

3. Revenues from services are summarized in the following table.

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Interest on loans	$5,536	$5,214	$10,809	$10,052
Operating lease rentals	3,120	2,774	6,005	5,504
Fees	996	903	1,964	1,744
Financing leases	1,010	1,013	1,997	2,023
Investment income	201	200	492	491
Other income	2,776	2,383	5,620	4,793
Total	$13,639	$12,487	$26,887	$24,607

4. Financing receivables - net, consisted of the following.

	At
(In millions)	6/30/06	12/31/05

Loans, net of deferred income	$237,776	$226,113
Investment in financing leases, net of deferred income	66,716	63,024
	304,492	289,137
Less allowance for losses	(4,597)	(4,570)
Financing receivables - net	$299,895	$284,567

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows (see note 8):

	At
(In millions)	6/30/06	12/31/05

Loans, net of deferred income	$13,728	$15,868
Investment in financing leases, net of deferred income	85	769
	13,813	16,637
Less allowance for losses	(34)	(22)
Financing receivables - net	$13,779	$16,615

5. Intangible assets - net, consisted of the following.

	At
(In millions)	6/30/06	12/31/05

Goodwill	$21,473	$21,161
Intangible assets subject to amortization	2,661	1,925
Total	$24,134	$23,086

(8)

Changes in goodwill balances follow.

	2006
(In millions)	GE Commercial Finance	GE Consumer Finance	GE Industrial(a)	GE Infrastructure(a)	Total

Balance January 1	$10,445	$9,184	$1,406	$126	$21,161
Acquisitions/purchase accounting
adjustments	18	62	(3)	-	77
Currency exchange and other	54	151	30	-	235
Balance June 30	$10,517	$9,397	$1,433	$126	$21,473

(a)	Included only portions of the segment that are financial services businesses.

The amount of goodwill related to new acquisitions recorded during the first six months of 2006 was $73 million. During 2006, we increased goodwill associated with previous acquisitions by $4 million.

Intangible Assets Subject to Amortization

	At
	6/30/06			12/31/05
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Capitalized software	$1,553	$(863)	$690	$1,453	$(784)	$669
Patents, licenses and trademarks	472	(282)	190	495	(272)	223
All other	2,640	(859)	1,781	1,774	(741)	1,033
Total	$4,665	$(2,004)	$2,661	$3,722	$(1,797)	$1,925

Amortization expense related to intangible assets subject to amortization amounted to $139 million and $108 million for the quarters ended June 30, 2006 and 2005, respectively. Amortization expense related to intangible assets subject to amortization for the six months ended June 30, 2006 and 2005, amounted to $250 million and $204 million, respectively.

(9)

6. Borrowings are summarized in the following table.

	At
(In millions)	6/30/06	12/31/05

Short-Term Borrowings

Commercial paper
U.S.
Unsecured	$56,507	$60,640
Asset-backed(a)	7,620	9,267
Non-U.S.	22,845	20,456
Current portion of long-term debt(b)(c)	43,457	41,744
Other	19,170	17,572
Total	149,599	149,679

Long-Term Borrowings

Senior notes
Unsecured(d)	209,337	182,654
Asset-backed(e)	6,661	6,845
Extendible notes(f)	13,984	14,022
Subordinated notes(g)	2,793	2,685
Total	232,775	206,206
Total borrowings	$382,374	$355,885

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 8.
(b)	Included short-term borrowings by consolidated, liquidating securitization entities of $700 million and $697 million at June 30, 2006, and December 31, 2005, respectively. See note 8.
(c)	Included $250 million of subordinated notes guaranteed by GE at both June 30, 2006, and December 31, 2005.
(d)	Included borrowings from GECS affiliates of $3,164 million and $1,464 million at June 30, 2006, and December 31, 2005, respectively.
(e)	Included asset-backed senior notes issued by consolidated, liquidating securitization entities of $5,536 million and $6,845 million at June 30, 2006, and December 31, 2005, respectively. See note 8.
(f)	Included $38 million of obligations of consolidated, liquidating securitization entities at December 31, 2005. See note 8.
(g)	Included $450 million of subordinated notes guaranteed by GE at both June 30, 2006, and December 31, 2005.

7. A summary of increases (decreases) in shareowner’s equity, net of income taxes, that did not result directly from transactions with the shareowner follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Net earnings	$2,312	$2,123	$4,666	$4,200
Investment securities - net	(302)	451	(465)	49
Currency translation adjustments - net	1,384	(2,252)	1,085	(2,019)
Cash flow hedges - net	264	(97)	563	321
Minimum pension liabilities - net	(35)	(5)	(45)	(11)
Total	$3,623	$220	$5,804	$2,540

(10)

8. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	6/30/06	12/31/05

Receivables secured by:
Equipment	$10,201	$12,949
Commercial real estate	10,559	11,437
Residential real estate	7,478	8,882
Other assets	14,206	12,869
Credit card receivables	11,355	10,039
Total securitized assets	$53,799	$56,176

	At
(In millions)	6/30/06	12/31/05

Off-balance sheet(a)(b)	$38,930	$38,272
On-balance sheet(c)	14,869	17,904
Total securitized assets	$53,799	$56,176

(a)
At June 30, 2006, and December 31, 2005, liquidity support amounted to $1,793 million and $1,931 million, respectively. These amounts are net of $2,180 million and $2,450 million, respectively, participated or deferred beyond one year. Credit support amounted to $3,544 million and $4,386 million at June 30, 2006, and December 31, 2005, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets amounted to $65 million and $93 million at June 30, 2006, and December 31, 2005, respectively.
(c)
At June 30, 2006, and December 31, 2005, liquidity support amounted to $8,204 million and $10,044 million, respectively. These amounts are net of $21 million and $138 million, respectively, participated or deferred beyond one year. Credit support amounted to $3,830 million and $4,780 million at June 30, 2006, and December 31, 2005, respectively.

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Condensed Statement of Financial Position.

	At
(In millions)	6/30/06	12/31/05

Financing receivables - net (note 4)	$13,779	$16,615
Other	1,090	1,289
Total	$14,869	$17,904

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

(11)

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview

Revenues for the second quarter of 2006 were $14.4 billion, a $1.2 billion (9%) increase over the second quarter of 2005. Revenues for the second quarter of 2006 included $0.4 billion of revenue from acquisitions. Revenues also increased $0.9 billion compared with the second quarter of 2005 as a result of organic revenue growth and the consolidation of GE SeaCo, an entity previously accounted for using the equity method, partially offset by the strengthening U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $2.4 billion, up 18% from $2.0 billion in the second quarter of 2005, primarily as a result of core growth and gain on sale of a business interest at Equipment Services reported in GECC corporate items and eliminations.

Revenues for the first six months of 2006 were $28.2 billion, a $2.2 billion (9%) increase over the first six months of 2005. Revenues for the first six months of 2006 and 2005 included $0.8 billion and $0.1 billion of revenue from acquisitions, respectively, and in 2006 were reduced by $0.3 billion as a result of dispositions. Revenues also increased $1.7 billion compared with the first six months of 2005 as a result of organic revenue growth and the consolidation of GE SeaCo, partially offset by the strengthening U.S. dollar. Earnings were $4.6 billion, up 20% from $3.9 billion during the first six months of 2005, primarily as a result of core growth, acquisitions and gain on sale of a business interest at Equipment Services, partially offset by the effects of the strengthening U.S. dollar.

Overall, acquisitions contributed $0.4 billion and $0.1 billion to total revenues and earnings, respectively, in the second quarter of 2006, compared with $0.8 billion and $0.1 billion, respectively, in the second quarter of 2005. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations by an inconsequential amount in the second quarter of 2006 and lower revenues of $0.3 billion in the second quarter of 2005. Earnings increased $0.1 billion in the second quarter of 2006 as a result of dispositions, compared with an inconsequential effect in 2005.

Acquisitions contributed $0.8 billion and $0.2 billion to total revenues and earnings, respectively, in the first six months of 2006, compared with $1.8 billion and $0.2 billion, respectively, in the first six months of 2005. Dispositions also affected our operations through lower revenues of $0.3 billion and $0.4 billion for the first six months of 2006 and 2005, respectively. Earnings increased $0.1 billion in the first six months of 2006 compared with an inconsequential effect in 2005.

The most significant acquisitions affecting GE Commercial Finance and GE Consumer Finance results in 2006 were a strategic joint venture with Garanti Bank, a full service bank in Turkey; the Transportation Financial Services Group of CitiCapital; the Inventory Finance division of Bombardier Capital; Antares Capital Corp., a unit of Massachusetts Mutual Life Insurance Co.; and a strategic joint venture with Hyundai Card Company, a credit card lender in South Korea. These acquisitions collectively contributed $0.2 billion and $0.1 billion to second quarter revenues and earnings, respectively. Contributions to revenues and earnings for the first six months of 2006 were $0.5 billion and $0.2 billion, respectively.

(12)

The provision for income taxes was $0.2 billion for the second quarter of 2006 (effective tax rate of 6.9%), compared with $0.2 billion for the second quarter of 2005 (effective tax rate of 8.3%). The tax rate decreased primarily as a result of growth in lower-taxed earnings from global operations, partially offset by growth in pre-tax earnings that was principally from sources subject to tax at a rate higher than the average rate for 2005.

The provision for income taxes was $0.5 billion for the first six months of 2006 (effective tax rate of 9.7%), compared with $0.3 billion for the first six months of 2005 (effective tax rate of 8.0%). The tax rate increased primarily as a result of growth in pre-tax earnings that was principally from sources subject to tax at a rate higher than the average rate for 2005, partially offset by growth in lower-taxed earnings from global operations.

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

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology and product development costs; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team.

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

(13)

Industrial segment (Equipment Services) and the GE Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

Summary of Operating Segments

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues
GE Commercial Finance	$5,527	$4,929	$11,011	$10,001
GE Consumer Finance	5,268	4,928	10,358	9,617
GE Industrial	8,788	8,253	16,928	15,921
GE Infrastructure	11,332	10,221	21,484	19,595
Total segment revenues	30,915	28,331	59,781	55,134
GECC corporate items and eliminations(a)	562	524	1,036	1,048
Total revenues	31,477	28,855	60,817	56,182
Less portion of GE revenues not included in GECC	(17,126)	(15,704)	(32,663)	(30,237)
Total revenues in GECC	$14,351	$13,151	$28,154	$25,945

Segment profit
GE Commercial Finance	$1,057	$872	$2,231	$1,798
GE Consumer Finance	880	735	1,716	1,470
GE Industrial	729	635	1,329	1,161
GE Infrastructure	2,107	1,916	3,810	3,456
Total segment profit	4,773	4,158	9,086	7,885
GECC corporate items and eliminations	50	76	4	44
Less portion of GE segment profit not included
in GECC	(2,408)	(2,196)	(4,449)	(4,063)
Earnings in GECC from continuing operations	2,415	2,038	4,641	3,866
Earnings (loss) in GECC from discontinued
operations, net of taxes	(103)	85	25	334
Total net earnings in GECC	$2,312	$2,123	$4,666	$4,200

(a)	Primarily revenues associated with our insurance activities remaining in continuing operations that were previously reported in the GE Commercial Finance segment.

(14)

GE Commercial Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues	$5,527	$4,929	$11,011	$10,001
Less portion of GE Commercial Finance not
included in GECC	(181)	(135)	(360)	(286)
Total revenues in GECC	$5,346	$4,794	$10,651	$9,715

Segment profit	$1,057	$872	$2,231	$1,798
Less portion of GE Commercial Finance not
included in GECC	(96)	(62)	(177)	(139)
Total segment profit in GECC	$961	$810	$2,054	$1,659

	At
(In millions)	6/30/06	6/30/05	12/31/05

Total assets	$206,510	$185,665	$190,546
Less portion of GE Commercial Finance not
included in GECC	1,683	(340)	(1,408)
Total assets in GECC	$208,193	$185,325	$189,138

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues in GE
Capital Solutions	$3,047	$2,856	$5,867	$5,745
Real Estate	1,047	744	2,122	1,642

Segment profit in GE
Capital Solutions	$433	$325	$772	$611
Real Estate	334	240	775	550

	At
(In millions)	6/30/06	6/30/05	12/31/05

Assets in GE
Capital Solutions	$90,710	$85,069	$87,306
Real Estate	44,144	35,619	35,323

GE Commercial Finance revenues and net earnings increased 12% and 21%, respectively, in the second quarter of 2006. 2006 revenues included $0.2 billion from acquisitions, but were reduced by dispositions ($0.1 billion). Revenues for the second quarter also increased as organic revenue growth ($0.6 billion) exceeded effects of the strengthening U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.3 billion), including growth in lower-taxed earnings from global operations.

(15)

GE Commercial Finance revenues and net earnings increased 10% and 24%, respectively, in the first six months of 2006. Revenues for the first six months of 2006 and 2005 included $0.4 billion and $0.1 billion from acquisitions, respectively, and in 2006 were reduced by dispositions ($0.2 billion). Revenues for the first six months also increased as organic revenue growth ($1.1 billion) exceeded effects of the strengthening U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from core growth ($0.5 billion), including growth in lower-taxed earnings from global operations, and acquisitions ($0.1 billion), partially offset by the strengthening U.S. dollar ($0.1 billion).

GE Consumer Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues	$5,268	$4,928	$10,358	$9,617
Less portion of GE Consumer Finance not
included in GECC	-	-	-	-
Total revenues in GECC	$5,268	$4,928	$10,358	$9,617

Segment profit	$880	$735	$1,716	$1,470
Less portion of GE Consumer Finance not
included in GECC	(4)	(2)	(27)	(6)
Total segment profit in GECC	$876	$733	$1,689	$1,464

	At
(In millions)	6/30/06	6/30/05	12/31/05

Total assets	$169,416	$149,568	$158,829
Less portion of GE Consumer Finance not
included in GECC	954	4	763
Total assets in GECC	$170,370	$149,572	$159,592

GE Consumer Finance revenues and net earnings increased 7% and 20%, respectively, in the second quarter of 2006. 2006 revenues included $0.2 billion from acquisitions. Revenues for the second quarter also increased as organic revenue growth ($0.3 billion) exceeded effects of the strengthening U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from core growth ($0.1 billion), including growth in lower-taxed earnings from global operations.

GE Consumer Finance revenues and net earnings increased 8% and 17%, respectively, in the first six months of 2006. 2006 revenues included $0.4 billion from acquisitions. Revenues for the first six months also increased as organic revenue growth ($0.7 billion) exceeded effects of the strengthening U.S. dollar ($0.4 billion). The increase in net earnings resulted primarily from core growth ($0.2 billion), including growth in lower-taxed earnings from global operations, and acquisitions ($0.1 billion).

(16)

GE Industrial

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues	$8,788	$8,253	$16,928	$15,921
Less portion of GE Industrial not
included in GECC	(6,991)	(6,601)	(13,497)	(12,695)
Total revenues in GECC	$1,797	$1,652	$3,431	$3,226

Segment profit	$729	$635	$1,329	$1,161
Less portion of GE Industrial not
included in GECC	(669)	(599)	(1,253)	(1,115)
Total segment profit in GECC	$60	$36	$76	$46

Revenues in GE
Consumer & Industrial	$3,852	$3,576	$7,386	$6,837
Equipment Services	1,797	1,652	3,431	3,226
Plastics	1,684	1,640	3,328	3,288

Segment profit in GE
Consumer & Industrial	$318	$227	$538	$392
Equipment Services	60	36	76	46
Plastics	183	208	408	448

GE Industrial revenues rose 6%, or $0.5 billion, in the second quarter of 2006 reflecting higher volume ($0.5 billion) at the industrial businesses in the segment. The increase in volume was primarily at Consumer & Industrial and Plastics. Revenues also increased at Equipment Services as a result of the consolidation of GE SeaCo, an entity previously accounted for using the equity method ($0.1 billion) and organic revenue growth ($0.1 billion).

Segment profit rose 15%, or $0.1 billion, in the second quarter of 2006 as productivity ($0.3 billion), primarily at Consumer & Industrial and Plastics, was partially offset by higher material and other costs ($0.2 billion), primarily at Consumer & Industrial and Plastics. Segment profit was not significantly affected by price as higher prices at Consumer & Industrial partially offset lower prices at Plastics.

GE Industrial revenues rose 6% for the six months ended June 30, 2006 as higher volume ($1.0 billion) was partially offset by the effects of the strengthening U.S. dollar ($0.2 billion) at the industrial businesses in the segment, primarily Consumer & Industrial, Plastics and Security, which acquired Edwards Systems Technology late in the first quarter of 2005. Revenues also increased at Equipment Services as a result of organic revenue growth ($0.1 billion) and the consolidation of GE SeaCo ($0.1 billion).

Segment profit rose 14% for the six months ended June 30, 2006, as productivity ($0.4 billion), primarily at Consumer & Industrial, Advanced Materials and Plastics, and higher volume ($0.1 billion) were partially offset by higher material and other costs ($0.3 billion), primarily at Consumer & Industrial, Advanced Materials and Plastics. Segment profit was not significantly affected by price as higher prices at Consumer & Industrial offset lower prices at Plastics.

(17)

GE Infrastructure

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues	$11,332	$10,221	$21,484	$19,595
Less portion of GE Infrastructure not
included in GECC	(9,954)	(8,968)	(18,806)	(17,256)
Total revenues in GECC	$1,378	$1,253	$2,678	$2,339

Segment profit	$2,107	$1,916	$3,810	$3,456
Less portion of GE Infrastructure not
included in GECC	(1,639)	(1,533)	(2,992)	(2,803)
Total segment profit in GECC	$468	$383	$818	$653

Revenues in GE
Aviation	$3,291	$2,971	$6,332	$5,561
Aviation Financial Services	981	819	1,915	1,636
Energy	4,442	3,884	8,277	7,835
Energy Financial Services	364	382	665	610
Oil & Gas	1,094	763	1,866	1,404
Transportation	1,002	892	2,025	1,648

Segment profit in GE
Aviation	$728	$690	$1,373	$1,217
Aviation Financial Services	310	185	516	348
Energy	689	625	1,125	1,202
Energy Financial Services	146	179	263	273
Oil & Gas	108	75	163	102
Transportation	165	101	369	183

GE Infrastructure revenues increased 11%, or $1.1 billion, in the second quarter of 2006 reflecting higher volume ($1.1 billion) and higher prices ($0.1 billion) at the industrial businesses of the segment. The increase in volume reflected increased sales at the power generation equipment business at Energy, primarily wind related, strong equipment sales at Oil & Gas and Transportation, and increased commercial engine sales at Aviation. Higher prices were primarily at Aviation. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.2 billion). Intra-segment revenues, which increased $0.2 billion, were eliminated from total GE Infrastructure revenues.

Segment profit rose 10%, or $0.2 billion, in the second quarter as higher volume ($0.2 billion) and higher prices ($0.1 billion) were partially offset by higher material and other costs ($0.1 billion) at the industrial businesses of the segment. Volume increases were primarily at Energy, Aviation and Oil & Gas. Higher prices and higher material and other costs were primarily at Aviation. Segment profit from the financial services businesses increased $0.1 billion as a result of core growth at Aviation Financial Services, including growth in lower-taxed earnings from global operations.

GE Infrastructure revenues rose 10% to $21.5 billion for the six months ended June 30, 2006, as higher volume ($1.9 billion) was partially offset by the effects of the strengthening U.S. dollar ($0.2 billion) at the industrial businesses of the segment. The increase in volume reflected increased sales of power generation equipment at Energy, commercial and military services and commercial engines at Aviation and equipment at Oil &

(18)

Gas, as well as increased locomotive sales at Transportation. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.3 billion) and Energy Financial Services ($0.1 billion). Intra-segment revenues, which increased $0.3 billion, were eliminated from total GE Infrastructure revenues.

Segment profit for the first six months of 2006 rose 10% to $3.8 billion, compared with $3.5 billion in 2005, as higher volume ($0.3 billion) and productivity ($0.1 billion) were partially offset by higher material and other costs ($0.2 billion) at the industrial businesses of the segment. Volume increases were primarily at Aviation, Energy, Transportation and Oil & Gas. We realized productivity improvements at Transportation and Aviation. Higher material and other costs were primarily at Aviation. Segment profit from the financial services businesses increased $0.2 billion as a result of core growth at Aviation Financial Services. Core growth included growth in lower-taxed earnings from global operations and lower one-time benefits from our aircraft leasing reorganization.

Discontinued Insurance Operations

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Earnings (loss) in GECC from discontinued
operations, net of taxes	$(103)	$85	$25	$334

In March 2006, we completed the sale of our remaining 18% investment in Genworth Financial, Inc. (Genworth) through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result, we recognized a pre-tax gain of $0.5 billion ($0.3 billion after tax).

In March 2006, we initiated a plan to sell GE Life, our U.K.-based life insurance operation. For the first six months of 2006, we have provided a loss of $0.3 billion, including a $0.1 billion loss recognized in the second quarter of 2006, based on our best estimate of sales proceeds. We do not expect to realize a tax benefit for this loss. We anticipate selling GE Life by March 31, 2007.

Discontinued operations comprise GE Life and Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

Earnings from discontinued operations, net of taxes, for the second quarter of 2006 reflected a provision for estimated loss on the planned sale of GE Life ($0.1 billion). GE Life results will be included in our discontinued operations until a transaction is completed.

Earnings from discontinued operations, net of taxes, for the second quarter of 2005 reflected our share of Genworth’s earnings from operations ($0.1 billion).

Earnings from discontinued operations, net of taxes, for the first six months of 2006 reflected the gain on the sale of our remaining 18% investment in Genworth common stock ($0.3 billion), offset by a provision for estimated loss on the planned sale of GE Life ($0.3 billion).

(19)

Earnings from discontinued operations, net of taxes, for the first six months of 2005 reflected our share of Genworth’s earnings from operations ($0.3 billion) and the gain related to Genworth’s secondary public offering ($0.1 billion).

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

•
During the first six months of 2006, we completed the acquisitions of Arden Realty, Inc., a fully integrated real estate company at GE Commercial Finance; and the private-label credit card portfolio of Hudson’s Bay Co. at GE Consumer Finance.

•
The U.S. dollar was weaker at June 30, 2006, than it was at December 31, 2005, increasing the translated levels of our non-U.S. dollar assets and liabilities. However, on average, the U.S. dollar in 2006 has been stronger than during the comparable 2005 period, decreasing the translated levels of our non-U.S. dollar operations, as noted in the preceding Results of Operations section.

Investment securities comprise mainly available-for-sale investment-grade debt securities supporting obligations to annuitants and policyholders. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at June 30, 2006, an inconsequential amount was at risk of being charged to earnings in the next 12 months. Impairment losses for the first six months of 2006 totaled $0.1 billion compared with an inconsequential amount in the 2005 period. We do not believe that any of the 2006 impairment losses indicate likely future impairments in the remaining portfolio.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, amounted to $304.5 billion at June 30, 2006, and $289.1 billion at December 31, 2005. The related allowance for losses amounted to $4.6 billion at both June 30, 2006, and December 31, 2005, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, increased $15.4 billion from December 31, 2005, primarily as a result of core growth ($17.3 billion), the effects of the weaker U.S. dollar at June 30, 2006, ($4.5 billion) and acquisitions ($2.6 billion), partially offset by securitizations and sales ($6.6 billion) and loans transferred to assets held for sale ($1.3 billion). Related nonearning receivables were $4.5 billion (1.5% of outstanding receivables) at June 30, 2006, compared with $4.1 billion (1.4% of outstanding receivables) at year-end 2005. This increase was primarily related to the weaker U.S. dollar and higher nonearning receivables in our European secured financing business at GE Consumer Finance, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio.

(20)

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Consumer Finance financing receivables follow.

	Delinquency rates at
	6/30/06	(a)	12/31/05	6/30/05

GE Commercial Finance	1.29%		1.31%	1.31%
GE Consumer Finance	5.22		5.08	5.15

(a)	Subject to update.

Delinquency rates at GE Commercial Finance decreased from December 31, 2005, and June 30, 2005, to June 30, 2006, primarily resulting from improved credit quality across all portfolios.

Delinquency rates at GE Consumer Finance increased from December 31, 2005, to June 30, 2006, as a result of higher delinquencies in our European secured financing business, discussed above, and our Australian business, which generally obtains credit insurance for certain receivables, partially offset by decreases in our U.S. business resulting from a continued strong economic environment. The increase from June 30, 2005, to June 30, 2006, reflected higher delinquencies in our European secured financing and Australian businesses, discussed above.

C. Debt Instruments

During the first six months of 2006, GECC and GECC affiliates issued $43 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 15 other global markets. Maturities for these issuances ranged from one to forty years. We used the proceeds for repayment of maturing long-term debt, and to fund acquisitions and organic growth. We anticipate that we will issue between $22 billion and $32 billion of additional long-term debt during the remainder of 2006, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

D. Other Information

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued two related standards that address accounting for income taxes: FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance will be effective for us on January 1, 2007. We expect the transition effects to be modest and to consist of reclassification of certain income tax-related liabilities in our Statement of Financial Position and an immaterial adjustment to the balance of retained earnings. Prior periods will not be restated as a result of this required accounting change.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and

(21)

procedures were effective as of June 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As previously reported, since January 2005, the U.S. Securities and Exchange Commission (SEC) staff has been conducting an investigation of the use of hedge accounting for derivatives by General Electric Company (GE) and General Electric Capital Corporation (GE Capital). In August 2005 the SEC staff advised us that the SEC had issued a formal order of investigation in the matter. The SEC staff has subpoenaed documents and is taking testimony, and GE and GE Capital continue to respond to staff inquiries in connection with the matter. GE and GE Capital have been cooperating fully with the investigation.

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

General Electric Capital Corporation (Registrant)
July 24, 2006	/s/ Philip D. Ameen
Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(23)