Form 10-Q
period 2006-09-30
GENERAL ELECTRIC CAPITAL CORP
filed 2006-10-31
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At October 27, 2006, 3,985,403 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues
Revenues from services (note 3)	$14,787	$13,241	$41,674	$37,848
Sales of goods	519	543	1,786	1,881
Total revenues	15,306	13,784	43,460	39,729

Costs and expenses
Interest	4,697	3,469	12,895	10,374
Operating and administrative	4,301	4,065	12,722	12,270
Cost of goods sold	480	505	1,652	1,768
Investment contracts, insurance losses and insurance
annuity benefits	169	274	480	693
Provision for losses on financing receivables	961	1,091	2,677	2,979
Depreciation and amortization	1,648	1,560	4,699	4,574
Minority interest in net earnings of consolidated
affiliates	60	66	205	116
Total costs and expenses	12,316	11,030	35,330	32,774

Earnings from continuing operations before
income taxes	2,990	2,754	8,130	6,955
Provision for income taxes	(301)	(334)	(800)	(669)

Earnings from continuing operations	2,689	2,420	7,330	6,286
Earnings (loss) from discontinued operations, net of
taxes (note 2)	(70)	330	(45)	664

Net earnings	2,619	2,750	7,285	6,950
Dividends	(1,081)	(3,693)	(7,089)	(5,566)
Retained earnings at beginning of period	34,585	37,274	35,927	34,947
Retained earnings at end of period	$36,123	$36,331	$36,123	$36,331

The notes to condensed, consolidated financial statements are an integral part of this statement.

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position

(In millions)	September 30, 2006	December 31, 2005
(Unaudited)
Assets
Cash and equivalents	$8,985	$5,996
Investment securities	19,873	18,467
Inventories	174	159
Financing receivables - net (note 4)	305,500	284,567
Other receivables	34,133	25,250
Buildings and equipment, less accumulated amortization of $22,517
and $21,271	56,320	50,936
Intangible assets - net (note 5)	24,620	23,086
Other assets	59,366	49,521
Assets of discontinued operations (note 2)	15,522	17,291
Total assets	$524,493	$475,273

Liabilities and equity
Borrowings (note 6)	$398,803	$355,885
Accounts payable	13,499	14,345
Investment contracts, insurance liabilities and insurance annuity benefits	12,484	12,094
Other liabilities	17,663	16,269
Deferred income taxes	11,169	11,085
Liabilities of discontinued operations (note 2)	14,700	13,195
Total liabilities	468,318	422,873

Minority interest in equity of consolidated affiliates	2,283	2,212

Capital stock	56	56
Accumulated gains (losses) - net
Investment securities	408	744
Currency translation adjustments	3,791	2,343
Cash flow hedges	(451)	(790)
Minimum pension liabilities	(193)	(147)
Additional paid-in capital	14,158	12,055
Retained earnings	36,123	35,927
Total shareowner’s equity	53,892	50,188
Total liabilities and equity	$524,493	$475,273

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and amounted to $3,555 million and $2,150 million at September 30, 2006, and December 31, 2005, respectively.

The notes to condensed, consolidated financial statements are an integral part of this statement.

(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Nine months ended September 30
	2006	2005
Cash flows - operating activities
Net earnings	$7,285	$6,950
Loss (earnings) from discontinued operations	45	(664)
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization	4,699	4,574
Decrease in accounts payable	(517)	(88)
Provision for losses on financing receivables	2,677	2,979
All other operating activities	794	1,653
Cash from operating activities - continuing operations	14,983	15,404
Cash from (used for) operating activities - discontinued operations	(307)	4,432
Cash from operating activities	14,676	19,836

Cash flows - investing activities
Additions to buildings and equipment	(8,362)	(7,742)
Dispositions of buildings and equipment	3,752	3,987
Increase in loans to customers	(230,800)	(212,262)
Principal collections from customers - loans	211,422	206,261
Investment in financing leases	(18,861)	(16,886)
Principal collections from customers - financing leases	15,793	17,875
Net change in credit card receivables	743	(641)
Payments for principal businesses purchased	(6,898)	(6,743)
Proceeds from sales of discontinued operations	2,753	5,865
All other investing activities	(11,665)	(864)
Cash used for investing activities - continuing operations	(42,123)	(11,150)
Cash from (used for) investing activities - discontinued operations	344	(6,069)
Cash used for investing activities	(41,779)	(17,219)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	978	(8,013)
Newly issued debt:
Short-term (91 to 365 days)	605	1,697
Long-term (longer than one year)	61,596	46,980
Non-recourse, leveraged lease	920	172
Repayments and other debt reductions:
Short-term (91 to 365 days)	(24,859)	(29,795)
Long-term (longer than one year)	(3,928)	(9,458)
Non-recourse, leveraged lease	(597)	(682)
Dividends paid to shareowner	(6,729)	(5,566)
All other financing activities	2,143	(1,768)
Cash from (used for) financing activities - continuing operations	30,129	(6,433)
Cash from (used for) financing activities - discontinued operations	(37)	249
Cash from (used for) financing activities	30,092	(6,184)

Increase (decrease) in cash and equivalents	2,989	(3,567)
Cash and equivalents at beginning of year	6,182	9,840
Cash and equivalents at September 30	9,171	6,273
Less cash and equivalents of discontinued operations at September 30	186	109
Cash and equivalents of continuing operations at September 30	$8,985	$6,164

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

Planned sale of GE Life

On October 13, 2006, Swiss Reinsurance Company (Swiss Re) agreed to purchase GE Life, our U.K.-based life insurance operation, for 465 million pounds (approximately $863 million). Operating results through closing will be controlled by us and be for our benefit, subject to certain restrictions with respect to conducting the operation being sold. Effective at closing, all policyholder and other customer contracts will be the responsibility of Swiss Re. We expect this transaction to close in the fourth quarter of 2006, subject to regulatory approvals and customary closing conditions. GE Life revenues for the third quarter and first nine months of 2006 were $490 million and $1,352 million, respectively; its earnings from operations for the third quarter and first nine months of 2006 were $12 million and $29 million, respectively. We have provided for our best estimate of loss on the sale. We made no such provision in the third quarter of 2006. We have provided $320 million ($285 million after tax) for the first nine months of 2006.

(6)

Summarized financial information for discontinued operations

Summarized financial information for discontinued operations is set forth below. Gain (loss) on disposal included both actual (Genworth) and estimated (GE Life) effects.

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Operations
Revenues from services	$490	$3,327	$1,356	$9,554

Earnings from discontinued operations before
minority interest and income taxes	$18	$457	$29	$1,351
Minority interest	-	150	-	394
Earnings from discontinued operations before
income taxes	18	307	29	957
Income tax expense	(8)	(231)	(9)	(633)
Earnings from discontinued operations before
disposal, net of taxes	$10	$76	$20	$324

Disposal
Gain (loss) on disposal before income taxes	$(132)	$420	$64	$576
Income tax benefit (expense)	52	(166)	(129)	(236)
Gain (loss) on disposal, net of taxes	$(80)	$254	$(65)	$340

Earnings (loss) from discontinued operations,
net of taxes	$(70)	$330	$(45)	$664

	At
(In millions)	9/30/06	12/31/05

Assets
Cash and equivalents	$186	$186
Investment securities	12,107	13,977
Other receivables	449	435
Other	2,780	2,693
Assets of discontinued operations	$15,522	$17,291

Liabilities and equity
Investment contracts, insurance liabilities and insurance annuity benefits	$13,403	$12,335
Other	1,297	860
Liabilities of discontinued operations	$14,700	$13,195

Total accumulated nonowner changes other than earnings	$198	$633

(7)

3. Revenues from services are summarized in the following table.

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Interest on loans	$5,519	$4,743	$16,328	$14,795
Operating lease rentals	3,381	2,980	9,386	8,484
Fees	1,032	1,085	2,996	2,829
Financing leases	1,163	940	3,160	2,963
Investment income	277	372	769	863
Other income	3,415	3,121	9,035	7,914
Total	$14,787	$13,241	$41,674	$37,848

4. Financing receivables - net, consisted of the following.

	At
(In millions)	9/30/06	12/31/05

Loans, net of deferred income	$242,502	$226,113
Investment in financing leases, net of deferred income	67,489	63,024
	309,991	289,137
Less allowance for losses	(4,491)	(4,570)
Financing receivables - net	$305,500	$284,567

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows (see note 8):

	At
(In millions)	9/30/06	12/31/05

Loans, net of deferred income	$12,444	$15,868
Investment in financing leases, net of deferred income	213	769
	12,657	16,637
Less allowance for losses	(29)	(22)
Financing receivables - net	$12,628	$16,615

(8)

5. Intangible assets - net, consisted of the following.

	At
(In millions)	9/30/06	12/31/05

Goodwill	$22,029	$21,161
Intangible assets subject to amortization	2,591	1,925
Total	$24,620	$23,086

Changes in goodwill balances follow.

	2006
(In millions)	GE Commercial Finance	GE Money(a)	GE Industrial(b)	GE Infrastructure(b)	Total

Balance January 1	$10,445	$9,184	$1,406	$126	$21,161
Acquisitions/purchase accounting
adjustments	378	224	(4)	-	598
Currency exchange and other	63	165	41	1	270
Balance September 30	$10,886	$9,573	$1,443	$127	$22,029

(a)	Formerly known as GE Consumer Finance.
(b)	Included only portions of the segment that are financial services businesses.

Goodwill balances increased $696 million in 2006 as a result of new acquisitions. The largest goodwill balance increases this year arose from acquisitions of the custom fleet business of National Australia Bank Ltd. ($279 million) and the senior housing portfolios of Formation Capital LLC ($180 million) at GE Commercial Finance. During 2006, we decreased goodwill associated with previous acquisitions by $98 million.

Intangible Assets Subject to Amortization

	At
	9/30/06			12/31/05
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Capitalized software	$1,594	$(904)	$690	$1,453	$(784)	$669
Patents, licenses and trademarks	460	(287)	173	495	(272)	223
All other	2,679	(951)	1,728	1,774	(741)	1,033
Total	$4,733	$(2,142)	$2,591	$3,722	$(1,797)	$1,925

Amortization expense related to intangible assets subject to amortization amounted to $164 million and $88 million for the quarters ended September 30, 2006 and 2005, respectively, and $414 million and $292 million for the nine months ended September 30, 2006 and 2005, respectively.

(9)

6. Borrowings are summarized in the following table.

	At
(In millions)	9/30/06	12/31/05

Short-Term Borrowings

Commercial paper
U.S.
Unsecured	$58,222	$60,640
Asset-backed(a)	6,927	9,267
Non-U.S.	24,137	20,456
Current portion of long-term debt(b)(c)	49,621	41,744
Other	20,249	17,572
Total	159,156	149,679

Long-Term Borrowings

Senior notes
Unsecured(d)	216,733	182,654
Asset-backed(e)	6,181	6,845
Extendible notes(f)	11,991	14,022
Subordinated notes(g)	4,742	2,685
Total	239,647	206,206
Total borrowings	$398,803	$355,885

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 8.
(b)	Included short-term borrowings by consolidated, liquidating securitization entities of $497 million and $697 million at September 30, 2006, and December 31, 2005, respectively. See note 8.
(c)	Included $250 million of subordinated notes guaranteed by GE at both September 30, 2006, and December 31, 2005.
(d)	Included borrowings from GECS affiliates of $3,920 million and $1,464 million at September 30, 2006, and December 31, 2005, respectively.
(e)
Included asset-backed senior notes issued by consolidated, liquidating securitization entities of $5,024 million and $6,845 million at September 30, 2006, and December 31, 2005, respectively. See note 8.

(f)	Included $38 million of obligations of consolidated, liquidating securitization entities at December 31, 2005. See note 8.
(g)	Included $450 million of subordinated notes guaranteed by GE at both September 30, 2006, and December 31, 2005.

7. A summary of increases (decreases) in shareowner’s equity, net of income taxes, that did not result directly from transactions with the shareowner follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Net earnings	$2,619	$2,750	$7,285	$6,950
Investment securities - net	129	(459)	(336)	(410)
Currency translation adjustments - net	363	224	1,448	(1,795)
Cash flow hedges - net	(224)	52	339	373
Minimum pension liabilities - net	(1)	4	(46)	(7)
Total	$2,886	$2,571	$8,690	$5,111

(10)

8. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	9/30/06	12/31/05

Receivables secured by:
Equipment	$9,640	$12,949
Commercial real estate	9,906	11,437
Residential real estate	7,726	8,882
Other assets	14,758	12,869
Credit card receivables	12,853	10,039
Trade receivables	163	-
Total securitized assets	$55,046	$56,176

	At
(In millions)	9/30/06	12/31/05

Off-balance sheet(a)(b)	$41,390	$38,272
On-balance sheet(c)	13,656	17,904
Total securitized assets	$55,046	$56,176

(a)
At September 30, 2006, and December 31, 2005, liquidity support amounted to $1,737 million and $1,931 million, respectively. These amounts are net of $2,051 million and $2,450 million, respectively, participated or deferred beyond one year. Credit support amounted to $3,385 million and $4,386 million at September 30, 2006, and December 31, 2005, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets amounted to $74 million and $93 million at September 30, 2006, and December 31, 2005, respectively.
(c)
At September 30, 2006, and December 31, 2005, liquidity support amounted to $7,315 million and $10,044 million, respectively. These amounts are net of $21 million and $138 million, respectively, participated or deferred beyond one year. Credit support amounted to $3,535 million and $4,780 million at September 30, 2006, and December 31, 2005, respectively.

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Condensed Statement of Financial Position.

	At
(In millions)	9/30/06	12/31/05

Financing receivables - net (note 4)	$12,628	$16,615
Other	1,028	1,289
Total	$13,656	$17,904

9. As part of our continuing review of our derivatives and hedging activities, we made immaterial adjustments in the third quarter of 2006 for certain prior-period activities. The largest such adjustment related to termination of hedge accounting for commercial paper swaps associated with the 2004 disposal of Genworth. This correction comprised a reduction of $79 million, net of tax, in our gain on the Genworth disposition and an adjustment of $45 million, net of tax, for the subsequent net increase in value of the stand-alone swaps.

(11)

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

Overview

Revenues for the third quarter of 2006 were $15.3 billion, a $1.5 billion (11%) increase over the third quarter of 2005. Revenues for the third quarter of 2006 included $0.5 billion of revenue from acquisitions and were reduced by $0.2 billion as a result of dispositions. Revenues also increased $1.2 billion compared with the third quarter of 2005 as a result of organic revenue growth, the weakening U.S. dollar and the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $2.7 billion, up 11% from $2.4 billion in the third quarter of 2005, primarily as a result of core growth and acquisitions.

Revenues for the first nine months of 2006 were $43.5 billion, a $3.7 billion (9%) increase over the first nine months of 2005. Revenues for the first nine months of 2006 and 2005 included $1.3 billion and $0.1 billion of revenue from acquisitions, respectively, and in 2006 were reduced by $0.4 billion as a result of dispositions. Revenues also increased $3.0 billion compared with the first nine months of 2005 as a result of organic revenue growth and the consolidation of GE SeaCo, partially offset by the strengthening U.S. dollar. Earnings were $7.3 billion, up 17% from $6.3 billion during the first nine months of 2005, primarily as a result of core growth, acquisitions and gain on sale of a business interest at Equipment Services, partially offset by the effects of the strengthening U.S. dollar.

Acquisitions contributed $0.5 billion and $0.6 billion to total revenues in the third quarters of 2006 and 2005, respectively. Our earnings included an insignificant effect from acquired businesses in the third quarter of 2006 compared with $0.1 billion in the third quarter of 2005. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our results through lower revenues of approximately $0.2 billion and $0.3 billion in the third quarters of 2006 and 2005, respectively, and earnings by an insignificant amount in each of the third quarters of 2006 and 2005.

Acquisitions contributed $1.3 billion and $2.5 billion to total revenues in the first nine months of 2006 and 2005, respectively. Our earnings in the first nine months of 2006 and 2005 included approximately $0.2 billion and $0.3 billion, respectively, from acquired businesses. Dispositions also affected our results through lower revenues of approximately $0.4 billion and $0.6 billion and increased earnings of $0.1 billion and an insignificant amount in the first nine months of 2006 and 2005, respectively.

(12)

The most significant acquisitions affecting 2006 results were:

•	GE Commercial Finance - Transportation Financial Services Group of CitiCapital, Antares Capital Corp. and the custom fleet business of National Australia Bank Ltd.

•	GE Money (formerly GE Consumer Finance) - joint ventures with Garanti Bank and Hyundai Card Company.

In total, these acquisitions contributed $0.2 billion and an insignificant amount to third quarter 2006 revenues and earnings, respectively. Contributions to revenues and earnings for the first nine months of 2006 were $0.6 billion and $0.2 billion, respectively.

The provision for income taxes was $0.3 billion for the third quarter of 2006 (effective tax rate of 10.1%), compared with $0.3 billion for the third quarter of 2005 (effective tax rate of 12.1%). The tax rate decreased primarily because of growth in lower-taxed earnings from global operations and lower state taxes, partially offset by the absence of the 2005 one-time benefits from the reorganization of our foreign aircraft leasing operations.

The provision for income taxes was $0.8 billion for the first nine months of 2006 (effective tax rate of 9.8%), compared with $0.7 billion for the first nine months of 2005 (effective tax rate of 9.6%). The tax rate increased primarily because of the absence of the 2005 one-time benefits from the reorganization of our foreign aircraft leasing operations. This increase was partially offset by growth in lower-taxed earnings from global operations and lower state taxes.

Segment Operations

Operating segments comprise our four businesses focused on the broad markets they serve: GE Commercial Finance, GE Money, GE Industrial and GE Infrastructure. For segment reporting purposes, certain financial services businesses are included in the industrial operating segments that actively manage such businesses and report their results for internal performance measurement purposes. These include Equipment Services reported in the GE Industrial segment and Aviation Financial Services, Energy Financial Services and Transportation Finance reported in the GE Infrastructure segment.

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

The Chief Executive Officer allocates resources to, and assesses the performance of operations at the consolidated GE-level. General Electric Capital Corporation (GE Capital or GECC) operations are a portion of those segments. We present below in their entirety the four GE segments that include financial services operations. We also provide a one-line reconciliation to GECC-only results, the most significant component of which is the elimination of GE businesses that are not financial services businesses. In addition to providing information on GE segments in their entirety, we have also provided supplemental information for certain businesses within the GE segments. Our Chief Executive Officer does not separately assess the performance of, or allocate resources among, these product lines.

(13)

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

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we refer to as “operating profit,” for GE Healthcare, GE NBC Universal and the industrial businesses of the GE Industrial and GE Infrastructure segments; included in determining segment profit, which we refer to as “net earnings,” for GE Commercial Finance, GE Money, and the financial services businesses of the GE Industrial segment (Equipment Services) and the GE Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

We have reclassified certain prior-period amounts to conform to the current period’s presentation.

Summary of Operating Segments

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues
GE Commercial Finance	$6,006	$5,414	$17,017	$15,415
GE Money(a)	5,590	4,913	15,948	14,530
GE Industrial	8,526	8,257	25,454	24,178
GE Infrastructure	12,104	10,128	33,588	29,723
Total segment revenues	32,226	28,712	92,007	83,846
GECC corporate items and eliminations(b)	451	551	1,487	1,599
Total revenues	32,677	29,263	93,494	85,445
Less portion of GE revenues not included in GECC	(17,371)	(15,479)	(50,034)	(45,716)
Total revenues in GECC	$15,306	$13,784	$43,460	$39,729

Segment profit
GE Commercial Finance	$1,290	$1,212	$3,521	$3,010
GE Money(a)	916	810	2,632	2,280
GE Industrial	692	629	2,021	1,790
GE Infrastructure	2,336	1,880	6,146	5,336
Total segment profit	5,234	4,531	14,320	12,416
GECC corporate items and eliminations	(25)	30	(21)	74
Less portion of GE segment profit not included
in GECC	(2,520)	(2,141)	(6,969)	(6,204)
Earnings in GECC from continuing operations	2,689	2,420	7,330	6,286
Earnings (loss) in GECC from discontinued
operations, net of taxes	(70)	330	(45)	664
Total net earnings in GECC	$2,619	$2,750	$7,285	$6,950

(a)	Formerly known as GE Consumer Finance.
(b)	Included revenues associated with our insurance activities remaining in continuing operations that were previously reported in the GE Commercial Finance segment.

(14)

GE Commercial Finance

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues	$6,006	$5,414	$17,017	$15,415
Less portion of GE Commercial Finance not
included in GECC	(221)	(213)	(581)	(499)
Total revenues in GECC	$5,785	$5,201	$16,436	$14,916

Segment profit	$1,290	$1,212	$3,521	$3,010
Less portion of GE Commercial Finance not
included in GECC	(75)	(100)	(252)	(239)
Total segment profit in GECC	$1,215	$1,112	$3,269	$2,771

	At
(In millions)	9/30/06	9/30/05	12/31/05

Total assets	$215,276	$183,139	$190,546
Less portion of GE Commercial Finance not
included in GECC	2,821	(387)	(1,408)
Total assets in GECC	$218,097	$182,752	$189,138

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues in GE
Capital Solutions	$3,101	$2,834	$8,968	$8,579
Real Estate	1,328	1,022	3,450	2,664

Segment profit in GE
Capital Solutions	$525	$444	$1,297	$1,055
Real Estate	440	343	1,215	893

	At
(In millions)	9/30/06	9/30/05	12/31/05

Assets in GE
Capital Solutions	$92,560	$83,724	$87,306
Real Estate	48,525	34,845	35,323

GE Commercial Finance revenues and net earnings increased 11% and 6%, respectively, in the third quarter of 2006. Revenues for 2006 included $0.2 billion from acquisitions. Revenues for the third quarter also increased as a result of organic revenue growth ($0.3 billion) and the effects of the weakening U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.1 billion), including growth in lower-taxed earnings from global operations.

(15)

GE Commercial Finance revenues and net earnings increased 10% and 17%, respectively, in the first nine months of 2006. Revenues for the first nine months of 2006 and 2005 included $0.6 billion and $0.1 billion from acquisitions, respectively, and in 2006 were reduced by dispositions ($0.2 billion). Revenues for the first nine months also increased as a result of organic revenue growth ($1.5 billion), partially offset by the strengthening U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.5 billion), including growth in lower-taxed earnings from global operations, and acquisitions ($0.1 billion).

GE Money

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues	$5,590	$4,913	$15,948	$14,530
Less portion of GE Money not
included in GECC	-	-	-	-
Total revenues in GECC	$5,590	$4,913	$15,948	$14,530

Segment profit	$916	$810	$2,632	$2,280
Less portion of GE Money not
included in GECC	(15)	2	(42)	(4)
Total segment profit in GECC	$901	$812	$2,590	$2,276

	At
(In millions)	9/30/06	9/30/05	12/31/05

Total assets	$175,649	$153,315	$158,829
Less portion of GE Money not
included in GECC	956	16	763
Total assets in GECC	$176,605	$153,331	$159,592

GE Money revenues and net earnings increased 14% and 13%, respectively, in the third quarter of 2006. Revenues for 2006 included $0.2 billion from acquisitions. Revenues for the third quarter also increased as a result of organic revenue growth ($0.4 billion) and the effects of the weakening U.S. dollar ($0.1 billion). The $0.1 billion increase in net earnings resulted primarily from higher securitizations and acquisitions.

GE Money revenues and net earnings increased 10% and 15%, respectively, in the first nine months of 2006. Revenues for 2006 included $0.7 billion from acquisitions. Revenues for the first nine months also increased as a result of organic revenue growth ($1.0 billion), partially offset by the strengthening U.S. dollar ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.2 billion), including growth in lower-taxed earnings from global operations, acquisitions ($0.2 billion) and higher securitizations ($0.1 billion).

In Japan, we are evaluating the potential effects of legislative proposals to reduce the maximum allowable lending rate and limit individual consumer borrowing. We have also made provisions related to customer claims for interest refunds under Japanese law. Our future revenues and provisions for losses could be affected by both this proposed legislation and continued increases in the volume and amounts of interest refund claims.

(16)

GE Industrial

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues	$8,526	$8,257	$25,454	$24,178
Less portion of GE Industrial not
included in GECC	(6,678)	(6,548)	(20,175)	(19,243)
Total revenues in GECC	$1,848	$1,709	$5,279	$4,935

Segment profit	$692	$629	$2,021	$1,790
Less portion of GE Industrial not
included in GECC	(601)	(563)	(1,854)	(1,678)
Total segment profit in GECC	$91	$66	$167	$112

Revenues in GE
Consumer & Industrial	$3,533	$3,522	$10,919	$10,359
Equipment Services	1,848	1,709	5,279	4,935
Plastics	1,677	1,663	5,005	4,951

Segment profit in GE
Consumer & Industrial	$283	$196	$821	$588
Equipment Services	91	66	167	112
Plastics	152	197	560	645

GE Industrial revenues rose 3%, or $0.3 billion, in the third quarter of 2006 as higher volume ($0.2 billion) was partially offset by lower prices ($0.1 billion) at the industrial businesses in the segment. The increase in volume and decrease in prices was primarily at Plastics. Revenues in the third quarter of 2006 were also approximately $0.3 billion lower as a result of the sale of GE Supply during the quarter. Revenues also increased at Equipment Services as a result of the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method ($0.1 billion) and organic revenue growth ($0.1 billion).

Segment profit rose 10%, or $0.1 billion, in the third quarter of 2006 as productivity ($0.4 billion), primarily at Consumer & Industrial and Plastics, was partially offset by higher material and other costs ($0.3 billion), primarily at Consumer & Industrial and Plastics, and lower prices ($0.1 billion), primarily at Plastics.

GE Industrial revenues rose 5% for the nine months ended September 30, 2006 as higher volume ($1.2 billion) was partially offset by the effects of the strengthening U.S. dollar ($0.1 billion) and lower prices ($0.1 billion) at the industrial businesses in the segment. Volume increases were primarily at Consumer & Industrial and Plastics. Revenues also increased at Equipment Services as a result of organic revenue growth ($0.2 billion) and the consolidation of GE SeaCo ($0.2 billion).

Segment profit rose 13% for the nine months ended September 30, 2006, as productivity ($0.8 billion), primarily at Consumer & Industrial and Plastics, and higher volume ($0.1 billion) were partially offset by higher material and other costs ($0.6 billion), primarily at Consumer & Industrial and Plastics, and lower prices ($0.1 billion). Lower prices at Plastics were partially offset by higher prices at Consumer & Industrial.

(17)

GE Infrastructure

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues	$12,104	$10,128	$33,588	$29,723
Less portion of GE Infrastructure not
included in GECC	(10,472)	(8,718)	(29,278)	(25,974)
Total revenues in GECC	$1,632	$1,410	$4,310	$3,749

Segment profit	$2,336	$1,880	$6,146	$5,336
Less portion of GE Infrastructure not
included in GECC	(1,829)	(1,480)	(4,821)	(4,283)
Total segment profit in GECC	$507	$400	$1,325	$1,053

Revenues in GE
Aviation	$3,157	$3,007	$9,489	$8,568
Aviation Financial Services	1,075	964	2,990	2,600
Energy	5,055	3,681	13,332	11,516
Energy Financial Services	524	379	1,189	989
Oil & Gas	1,029	906	2,895	2,310
Transportation	1,016	910	3,041	2,558

Segment profit in GE
Aviation	$706	$604	$2,079	$1,821
Aviation Financial Services	261	195	777	543
Energy	747	584	1,872	1,786
Energy Financial Services	234	177	497	450
Oil & Gas	161	107	324	209
Transportation	196	161	565	344

GE Infrastructure revenues increased 20%, or $2.0 billion, in the third quarter of 2006 reflecting higher volume ($1.7 billion), higher prices ($0.1 billion) and the effect of the weakening U.S. dollar ($0.1 billion) at the industrial businesses of the segment. Volume increased at Energy (primarily Wind equipment), Aviation (commercial, partially offset by military), Transportation (primarily locomotives and services) and Oil & Gas (new equipment and services). Higher prices were primarily at Energy, especially Wind equipment. The effect of the weakening U.S. dollar was primarily at Oil & Gas. Revenues also increased as a result of organic revenue growth at Energy Financial Services ($0.1 billion) and Aviation Financial Services ($0.1 billion). Intra-segment revenues, which increased $0.1 billion, were eliminated from total Infrastructure revenues.

Segment profit rose 24%, or $0.5 billion, in the third quarter as higher volume ($0.3 billion) and higher prices ($0.1 billion) more than offset lower productivity ($0.1 billion) and higher material and other costs ($0.1 billion) at the industrial businesses of the segment. Segment profit from the financial services businesses increased as a result of core growth at Aviation Financial Services ($0.1 billion), including growth in lower-taxed earnings from global operations that were more than offset by lower one-time benefits from our aircraft leasing reorganization, and Energy Financial Services ($0.1 billion).

GE Infrastructure revenues rose 13% to $33.6 billion for the nine months ended September 30, 2006, as higher volume ($3.6 billion) and higher prices ($0.1 billion) were partially offset by the effects of the overall strengthening U.S. dollar over the nine months ($0.1 billion) at the industrial businesses of the segment. The

(18)

increase in volume reflected increased sales of power generation equipment at Energy, commercial and military services and commercial engines at Aviation, equipment at Oil & Gas, and locomotives at Transportation. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.4 billion) and Energy Financial Services ($0.2 billion). Intra-segment revenues, which increased $0.5 billion, were eliminated from total GE Infrastructure revenues.

Segment profit for the nine months ended September 30, 2006, rose 15% to $6.1 billion, compared with $5.3 billion in 2005, as higher volume ($0.6 billion) and higher prices ($0.1 billion) were partially offset by higher material and other costs ($0.2 billion) at the industrial businesses of the segment. Volume increases were primarily at Energy and Aviation. Higher material and other costs were primarily at Aviation. Segment profit from the financial services businesses increased $0.3 billion primarily as a result of core growth at Aviation Financial Services ($0.2 billion), including growth in lower-taxed earnings from global operations that were more than offset by lower one-time benefits from our aircraft leasing reorganization.

Discontinued Insurance Operations

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Earnings (loss) in GECC from discontinued
operations, net of taxes	$(70)	$330	$(45)	$664

In October 2006, Swiss Reinsurance Company (Swiss Re) agreed to purchase GE Life, our U.K.-based life insurance operation, for approximately $0.9 billion. We have recorded a provision for our best estimate of loss on the sale of $0.3 billion before and after tax. We expect this transaction to close in the fourth quarter of 2006, subject to regulatory approvals and customary closing conditions.

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

Loss from discontinued operations, net of taxes, for the third quarter of 2006 was mostly the result of adjustments related to Genworth.

Earnings from discontinued operations, net of taxes, for the third quarter of 2005 reflected the gain related to Genworth’s secondary public offering ($0.3 billion) and our share of Genworth’s earnings from operations ($0.1 billion).

(19)

Loss from discontinued operations, net of taxes, for the first nine months of 2006 reflected the provision for estimated loss on the planned sale of GE Life ($0.3 billion), partially offset by the gain on the sale of our remaining 18% investment in Genworth common stock ($0.2 billion).

Earnings from discontinued operations, net of taxes, for the first nine months of 2005 reflected our share of Genworth’s earnings from operations ($0.3 billion) and the gain related to Genworth’s secondary public offering ($0.3 billion).

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
In October 2006, Swiss Re agreed to purchase GE Life, our U.K.-based life insurance operation. Since the first quarter of 2006, when we initiated our plan to sell GE Life, we have separately reported the assets and liabilities of GE Life as discontinued operations for all periods presented.

•
During the first quarter of 2006, we completed the sale of our remaining 18% investment in Genworth common stock. We have separately reported the assets and liabilities of Genworth as discontinued operations for all periods presented.

•
During the first nine months of 2006, we completed the acquisitions of Arden Realty, Inc., the custom fleet business of National Australia Bank Ltd., and the senior housing portfolios of Formation Capital LLC at GE Commercial Finance; and the private-label credit card portfolio of Hudson’s Bay Co. at GE Money.

•
The U.S. dollar was weaker at September 30, 2006, than it was at December 31, 2005, increasing the translated levels of our non-U.S. dollar assets and liabilities. However, on average, the U.S. dollar in the first nine months of 2006 has been stronger than during the comparable 2005 period, decreasing the translated levels of our non-U.S. dollar operations, as noted in the preceding Results of Operations section.

Investment securities comprise mainly available-for-sale investment-grade debt securities supporting obligations to annuitants and policyholders. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at September 30, 2006, an insignificant amount was at risk of being charged to earnings in the next 12 months. Impairment losses for the first nine months of 2006 totaled $0.1 billion compared with an insignificant amount in the 2005 period. We do not believe that any of the 2006 impairment losses indicate likely future impairments in the remaining portfolio.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, amounted to $310.0 billion at September 30, 2006, and $289.1 billion at December 31, 2005. The related allowance for losses amounted to $4.5 billion at September 30, 2006, and $4.6 billion at December 31, 2005, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

(20)

Financing receivables, before allowance for losses, increased $20.9 billion from December 31, 2005, primarily as a result of core growth ($47.0 billion), the effects of the weaker U.S. dollar at September 30, 2006, ($5.6 billion) and acquisitions ($3.6 billion), partially offset by securitizations and sales ($33.4 billion) and loans transferred to assets held for sale ($1.7 billion). Related nonearning receivables were $4.7 billion (1.5% of outstanding receivables) at September 30, 2006, compared with $4.1 billion (1.4% of outstanding receivables) at year-end 2005. This $0.6 billion increase was primarily related to additions from certain secured transactions in our corporate finance business at GE Commercial Finance and higher nonearning receivables at GE Money resulting from core growth.

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

	Delinquency rates at
	9/30/06	(a)	12/31/05	9/30/05

GE Commercial Finance	1.33%		1.31%	1.24%
GE Money	5.14		5.08	5.23

(a)	Subject to update.

Delinquency rates at GE Commercial Finance increased slightly from December 31, 2005, and September 30, 2005, to September 30, 2006, reflecting continued stable portfolio quality.

Delinquency rates at GE Money increased from December 31, 2005, to September 30, 2006, associated with the effects of the weakening U.S. dollar. The decrease from September 30, 2005, to September 30, 2006, resulted from growth in our unsecured financing businesses, which tend to experience relatively lower delinquencies than the rest of our portfolio, partially offset by the effects of the weakening U.S. dollar.

C. Debt Instruments

During the first nine months of 2006, GECC and GECC affiliates issued $57 billion of senior, unsecured long-term debt and $2 billion of subordinated, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 17 other global markets. Maturities for these issuances ranged from one to sixty years. We used the proceeds for repayment of maturing long-term debt, and to fund acquisitions and organic growth. We anticipate that we will issue between $20 billion and $25 billion of additional long-term debt during the remainder of 2006, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

D. Other Information

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued two related standards that address accounting for income taxes: FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of

(21)

cash flows relating to income taxes generated by the leveraged lease. The new guidance will be effective for us on January 1, 2007. We expect the transition effects to be modest and to consist of reclassification of certain income tax-related liabilities in our Statement of Financial Position and an immaterial adjustment to the balance of retained earnings. Prior periods will not be restated as a result of this required accounting change.

In November 2005, the FASB added a project to its agenda to reconsider all accounting and disclosure requirements of its existing standards on pensions and other postretirement benefits. The initial objective of that project was to require annual measurement and recognition of an asset or liability reflecting the funded status of defined benefit postretirement plans, with current year changes in that funded status recognized through all other comprehensive income. No aspect of measuring net earnings was addressed or modified under this objective. In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which will be effective for us beginning December 31, 2006. Based on the December 31, 2005, funded status of our plans, we estimate that the effect of SFAS 158 at that time would have been to increase total liabilities and decrease shareowner’s equity about $0.2 billion. The actual effects will depend on the funded status of our plans at December 31, 2006, which will depend on several factors, principally 2006 returns on plan assets and December 31, 2006, discount rates.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In August 2006, the New Jersey Department of Environmental Protection (DEP) issued an Administrative Order seeking a penalty of $142,000 for violations of the Clean Air Act at General Electric Capital Corporation’s Linden, New Jersey facility. The DEP has alleged that emissions from the facility exceed thresholds established in the site’s permit. General Electric Capital Corporation has requested a hearing to contest the fine.

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

General Electric Capital Corporation (Registrant)
October 30, 2006	/s/ Philip D. Ameen
Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(23)