Form 10-K/A
period 2005-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 2007-01-19
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No 1. to Form 10-K
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

DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in Amendment No. 1 to the Annual Report on Form 10-K/A of General Electric Company for the year ended December 31, 2005 are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

(1)

(2)

Explanatory Note

Overview

General Electric Capital Corporation (GECC) is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2005, to amend and restate financial statements and other financial information for the years 2005, 2004 and 2003, and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005 and 2004. In addition, we are filing amendments to our Quarterly Reports on Form 10-Q for each of the periods ended September 30, June 30, and March 31, 2006, to amend and restate financial statements for the first three quarters of 2006. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by GECC, and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. We have not found that any of our hedge positions were inconsistent with our risk management policies or economic objectives.

A comparison of the cumulative earnings effects of this non-cash restatement to cumulative earnings from continuing operations before accounting changes follows.

(In millions)	Cumulative January 1, 2001 - December 31, 2005

Decrease in earnings from continuing operations before
accounting changes	$(421)
Earnings from continuing operations before accounting
changes and error correction	$32,609

Background

As previously disclosed, the Boston Office of the U.S. Securities and Exchange Commission (SEC) is conducting a formal investigation of our application of SFAS 133. In the course of that investigation, the SEC Enforcement staff raised certain concerns about our accounting for the use of interest rate swaps to fix certain otherwise variable interest costs in a portion of our commercial paper program at GECC and GECS. The SEC Enforcement staff referred such concerns to the Office of Chief Accountant. We and our auditors determined that our accounting for the commercial paper hedging program satisfied the requirements of SFAS 133 and conveyed our views to the staff of the Office of Chief Accountant. Following our discussions, however, the Office of Chief Accountant communicated its view to us that our commercial paper hedging program as structured did not meet the SFAS 133 specificity requirement.

After considering the staff’s view, General Electric Company (GE) and GECC management recommended to the Audit Committee of GE’s Board of Directors that previously reported financial results be restated to eliminate hedge accounting for the interest rate swaps entered into as part of our commercial paper hedging program from January 1, 2001. The Audit Committee discussed and agreed with this recommendation. At a meeting on January 18, 2007, the GE and GECC Board of Directors adopted the recommendation of the Audit Committee and determined that previously reported results for GECC should be restated and, therefore, that the previously filed financial statements and other financial information referred to above should not be relied upon. The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction.

(3)

As of January 1, 2007, we modified our commercial paper hedging program and adopted documentation for interest rate swaps that we believe complies with the requirements of SFAS 133 and remediated the related internal control weakness.

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

Amendment to this Form 10-K

The following sections of this Form 10-K have been revised to reflect the restatement: Part I - Item 1 - Business; Part II - Item 6 - Selected Financial Data, - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative and Qualitative Disclosures About Market Risk; - Item 8 - Financial Statements and Supplementary Data and Item 9A - Controls and Procedures; and Part IV - Item 15 - Exhibits and Financial Statement Schedules are revised in this filing to reflect the restatement. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-K do not reflect any events that have occurred after this Form 10-K was initially filed on March 3, 2006.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned hedge accounting on affected line items within our previously reported Statements of Earnings for the years 2005, 2004, 2003, 2002 and 2001, and for each of the quarters in the years 2005 and 2004. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

Effects on Statements of Earnings

(Income (expense); in millions)	Cumulative through 12/31/05	2005	2004	2003	2002	2001

Commercial paper interest rate
swap adjustment (note 1)(a)	$(748)	$495	$496	$518	$(1,796)	$(461)
Interest	52	54	50	8	(31)	(29)
Provision for income taxes	275	(217)	(216)	(208)	723	193
Earnings from continuing
operations before
accounting changes	(421)	332	330	318	(1,104)	(297)
Net earnings	$(421)	$332	$330	$318	$(1,104)	$(297)

(a)	Included in total revenues.

	2005
(Income (expense);in millions)	Total	First quarter	Second quarter	Third quarter	Fourth quarter

Commercial paper interest
rate swap adjustment (note 1)(a)	$495	$327	$(208)	$240	$136
Interest	54	14	13	14	13
Provision for income taxes	(217)	(135)	77	(100)	(59)
Net earnings	$332	$206	$(118)	$154	$90

(a)	Included in total revenues.

(4)

	2004
(Income (expense);in millions)	Total	First quarter	Second quarter	Third quarter	Fourth quarter

Commercial paper interest
rate swap adjustment (note 1)(a)	$496	$(205)	$897	$(347)	$151
Interest	50	11	11	15	13
Provision for income taxes	(216)	77	(359)	131	(65)
Net earnings	$330	$(117)	$549	$(201)	$99

(a)	Included in total revenues.

Reversal of these cumulative adjustments will affect net earnings positively over the terms of the underlying interest rate swaps, but to a degree that we do not expect to be significant in any individual period given the terms of the arrangements and actions taken to eliminate the accounting volatility by modifying the documentation in a manner that will enable the swaps to qualify for hedge accounting effective January 1, 2007.

For additional information relating to the effect of the restatement, see the following items:

Part I:
Item 1 - Business

Part II:
Item 6 - Selected Financial Data
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Item 8 - Financial Statements and Supplementary Data
Item 9A - Controls and Procedures

Part IV:
Item 15 - Exhibits and Financial Statement Schedules

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the years and for each of the quarters in the years 2005, 2004, 2003, 2002 and 2001.

(5)

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

GE Commercial Finance

GE Commercial Finance (35.7%, 37.7% and 39.5% of total GECC revenues in 2005, 2004 and 2003, respectively) offers a broad range of financial services worldwide. We have particular mid-market expertise and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; commercial and

(6)

residential real estate; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, telecommunications and healthcare industries.

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

GE Consumer Finance

GE Consumer Finance (34.7%, 31.1% and 30.2% of total GECC revenues in 2005, 2004 and 2003, respectively) offers credit and deposit products and services to consumers, retailers, brokers and auto dealers in over 50 countries. We offer a broad range of financial products, including private-label credit cards; bank cards; Dual Cards™; corporate travel and purchasing cards; personal loans; auto loans; leases and inventory financing; residential mortgages; home equity loans; debt consolidation loans; current and savings accounts and insurance products related to consumer finance offerings for customers on a global basis.

(7)

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

GE Industrial

GE Industrial (11.8%, 13.0% and 8.1% of total GECC revenues in 2005, 2004 and 2003, respectively) produces and sells products including consumer appliances, industrial equipment and plastics, and related services. We also finance business equipment for a wide variety of customer applications.

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

GE Infrastructure

GE Infrastructure (9.0%, 8.5% and 8.9% of total GECC revenues in 2005, 2004 and 2003, respectively) produces, sells, finances and services equipment for the air transportation and energy generation industries. We also produce, sell and service equipment for the rail transportation and water treatment industries.

Our operations are located in North America, Europe, Asia and South America.

(8)

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

Regulations and Competition

Our activities are subject to a variety of U.S. federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers on retail loan transactions, installment loans and revolving credit financing. Our insurance activities are regulated by various state insurance commissions and non-U.S. regulatory authorities. We are a unitary diversified savings and loan holding company by virtue of owning a federal savings bank in the U.S.; as such, we are subject to holding company supervision by the Office of Thrift Supervision. Our global operations are subject to regulation in their respective jurisdictions. To date, compliance with such regulations has not had a material adverse effect on our financial position or results of operations.

The businesses in which we engage are highly competitive. We are subject to competition from various types of financial institutions, including banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers and insurance and reinsurance companies.

(9)

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we presently anticipate. Discussion about the important operational risks that our businesses encounter can be found in the MD&A section and in the business descriptions included in the Business section of this Form 10-K. Below, we have described our present view of certain important strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will determine our future results.

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

(10)

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

Item 6. Selected Financial Data.

The selected financial data set forth in this Item 6 have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2006. The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

Information below is divided into two tables. The first table reflects the “as reported” financial data; the second table sets forth the “as restated” financial data for that information affected by the restatement.

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

(12)

(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)

Revenues	$56,010	$50,589	$42,123	$36,636	$37,932
Earnings from continuing operations
before accounting changes	8,998	8,148	6,388	4,235	4,419
Earnings from discontinued operations,
net of taxes	928	442	1,396	1,215	1,294
Earnings before accounting changes	9,926	8,590	7,784	5,450	5,713
Cumulative effect of accounting changes	-	-	(339)	(1,015)	(1)
Net earnings	9,926	8,590	7,445	4,435	5,712
Shareowner’s equity	50,190	54,038	46,722	40,019	31,757
Return on average shareowner’s equity(a)	16.83%	16.49%	14.53%	12.37%	14.06%
Ratio of earnings to fixed charges	1.70	1.87	1.77	1.43	1.51
Ratio of earnings to combined fixed
charges and preferred stock dividends	1.70	1.87	1.76	1.43	1.50
Ratio of debt to equity	7.09:1	6.45:1	6.62:1	6.48:1	7.20:1
Total assets of continuing operations	472,278	462,936	407,199	349,851	298,871
Total assets	475,259	566,984	506,778	439,205	381,084

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2007 Restatement

As discussed in the explanatory note to this Form 10-K/A and in note 1 to our financial statements, we are restating financial statements and other financial information for the years 2005, 2004 and 2003, and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005 and 2004. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by GECC, and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

Interest rate swaps - agreements under which we pay a fixed rate of interest and receive a floating rate of interest on an agreed notional amount - are used in meeting our objective of managing interest rate risk related to our commercial paper program. Many of our financial assets - such as loans and leases - have long-term, fixed-rate yields, and funding them with proceeds of commercial paper would expose us to interest rate risk. Interest rate swaps are used to manage this risk. We use commercial paper in connection with interest rate swaps because that financing structure is highly effective at fixing interest rates, enabling us to match fixed rate assets with fixed rate funding (or “match funding”) provided by the hedged commercial paper. Consistent with our hedge documentation, we had measured and recognized hedge ineffectiveness each reporting period in accordance with the requirements of SFAS 133. We had never used the short-cut treatment provided for in SFAS 133 for any of these hedges.

The following table sets forth the effects of the errors in accounting for interest rate swaps related to our commercial paper hedging program, more fully described beginning on page 3, on our previously reported earnings for the years 2001 through 2005, and each of the quarters in the years 2004 and 2005.

(13)

	Increase (decrease) in earnings from continuing operations before accounting changes
(In millions)	2005	2004	2003	2002	2001

Total adjustment	$332	$330	$318	$(1,104)	$(297)

Previously reported earnings from continuing
operations before accounting changes	$8,666	$7,818	$6,070	$5,339	$4,716
Percent variation from previously reported
earnings from continuing operations
before accounting changes	3.8%	4.2%	5.2%	(20.7)%	(6.3)%

(In millions)	Increase (decrease) in earnings from continuing operations(a)
	2005				2004
Quarter	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Total adjustment	$90	$154	$(118)	$206	$99	$(201)	$549	$(117)

Previously reported
earnings from continuing
operations	$2,405	$2,397	$2,034	$1,830	$2,674	$2,106	$1,496	$1,542
Percent variation from
previously reported
earnings from continuing
operations	3.7%	6.4%	(5.8)%	11.3%	3.7%	(9.5)%	36.7%	(7.6)%

(a) See also note 21 to the Notes to Consolidated Financial Statements - Quarterly Information (Unaudited), as restated.

Changes to our previously reported earnings detailed above reflect the volatility resulting from recognizing changes in the fair value of our commercial paper interest rate swaps immediately in earnings, rather than recording them in earnings over the remaining term of the hedging relationship. Values of these swaps move directly with changes in interest rates: increases in interest rates produce positive earnings effects from fair value gains on the interest rate swaps, as the amount of cash we receive on the swaps’ variable cash flow stream increases versus its fixed payment stream; similarly, negative earnings effects result from fair value losses on the swaps associated with decreases in interest rates as the amount of cash received on the swaps’ variable cash flow stream decreases versus its fixed payment stream. Interest rates generally trended downward during the period from 2001 to the present, explaining the slightly negative effect on earnings from this accounting error correction. However, interest rates were volatile within the years - for example increasing sharply second quarter of 2004 and first quarter of 2005, resulting in more pronounced positive earnings effects in those periods. As these swaps are used in match funding arrangements, which protect against the economic exposure to changes in interest rates, there are offsetting fair value changes associated with the related fixed rate assets. Because fair value changes related to fixed rate assets are not recognized in earnings under the current accounting model, the elimination of hedge accounting through correction of the error presents the current earnings effects of only one of two equal and offsetting components of the economic relationship.

The effects of those corrections resulted in a cumulative earnings decrease of $0.4 billion through December 31, 2005, all of which were related to interest rate swaps used in our commercial paper hedging program. Reversal of these cumulative adjustments will affect net earnings positively over the terms of the underlying interest rate swaps, but to a degree that we do not expect to be significant in any individual period given the terms of the

(14)

arrangements and actions taken to eliminate the accounting volatility by modifying the documentation in a manner that will enable the swaps to qualify for hedge accounting effective January 1, 2007.

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

(15)

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

Restated interest on borrowings amounted to $14.0 billion, $10.9 billion and $9.7 billion in 2005, 2004 and 2003, respectively. Changes over the three-year period reflected increased average borrowings and increased interest rates. Our average borrowings were $338.1 billion, $311.4 billion and $297.0 billion in 2005, 2004 and 2003, respectively. Our average composite effective interest rate was 4.2% in 2005, compared with 3.5% in 2004 and 3.3% in 2003. Proceeds of these borrowings were used in part to finance asset growth and acquisitions. In 2005, our average assets of $464.7 billion were 9% higher than in 2004, which in turn were 12% higher than in 2003. See the Financial Resources and Liquidity section for a discussion of interest rate risk management.

Restated income taxes. Income taxes are a significant cost. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

Our effective tax rate decreased to 11.4% in 2005 from 16.6% in 2004 and 17.0% in 2003. The 2005 rate reflects the net benefits, discussed below, of a reorganization of our aircraft leasing business; and an increase in lower-taxed earnings from global operations. Together, these items more than account for the 7.6 percentage point decrease in rate from 2004 reflected in the line “Tax on global activities including exports” in note 13. Partially offsetting these benefits was the nonrecurrence of the benefits from 2004 favorable settlements with the U.S. Internal Revenue Service (IRS) and the low-taxed disposition of a majority interest in Gecis, our business process outsourcing operation (now Genpact). The lack of counterparts to these items increased the 2005 tax rate by 1.8 percentage points.

The effective tax rate of 16.6% in 2004 and 17.0% in 2003 also reflected the net benefits, discussed below, of a reorganization of our aircraft leasing business, which decreased the 2004 effective tax rate 1.6 percentage points and is included in the line “Tax on global activities including exports” in note 13; tax benefits from favorable IRS settlements, which decreased the 2004 effective tax rate 1.2 percentage points and is included in the line “All other - net” in note 13; and the low-taxed disposition of a majority interest in Genpact which decreased the 2004 effective tax rate 0.9 percentage points, and is included in the line “Tax on global activities including exports” in note 13. Offsetting these benefits was the effect of higher pre-tax income.

As a result of the repeal of the extraterritorial income (ETI) taxing regime as part of the American Jobs Creation Act of 2004 (the Act), our aircraft leasing business no longer qualifies for a reduced U.S. tax rate. However, the Act also extended to aircraft leasing, the U.S. tax deferral benefits that were already available to other GE non-U.S. active operations. These legislative changes, coupled with a reorganization of our aircraft leasing business and a favorable Irish tax ruling, decreased our effective tax rate 3.0 percentage points in 2005 and 1.6 percentage points in 2004.

(16)

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

•
Market risk is the potential loss in value of investment and other asset and liability portfolios, including financial instruments, caused by changes in market variables, such as interest and currency exchange rates and equity and commodity prices. We are exposed to market risk in the normal course of our business operations as a result of our ongoing investing and funding activities. We attempt to mitigate the risks to our various portfolios arising from changes in interest and currency exchange rates in a variety of ways that often include offsetting positions in local currencies or selective use of derivatives. Additional information

(17)

about how we mitigate the risks to our various portfolios from changes in interest and currency exchange rates can be found in the Financial Resources and Liquidity section and in note 18.

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

(18)

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

For additional information about our segments, see Item 1, Business and note 17.

Summary of Operating Segments

(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)

Revenues
GE Commercial Finance	$20,646	$19,524	$16,927
GE Consumer Finance	19,416	15,734	12,845
GE Industrial	32,631	30,722	24,988
GE Infrastructure	41,803	37,373	36,569
Total segment revenues	114,496	103,353	91,329
GECC corporate items and eliminations, as restated(a)	4,895	4,935	5,568
Total revenues	119,391	108,288	96,897
Less portion of GE revenues not included in GECC	(63,381)	(57,699)	(54,774)
Total revenues in GECC	$56,010	$50,589	$42,123

Segment profit
GE Commercial Finance	$4,290	$3,570	$2,907
GE Consumer Finance	3,050	2,520	2,161
GE Industrial	2,559	1,833	1,385
GE Infrastructure	7,769	6,797	7,362
Total segment profit	17,668	14,720	13,815
GECC corporate items and eliminations, as restated	277	1,210	589
Less portion of GE segment profit not included in GECC	(8,947)	(7,782)	(8,016)
Earnings in GECC from continuing operations before
accounting change	8,998	8,148	6,388
Earnings in GECC from discontinued operations, net of taxes	928	442	1,396
Earnings in GECC before accounting change	9,926	8,590	7,784
Cumulative effect of accounting change	-	-	(339)
Total net earnings in GECC	$9,926	$8,590	$7,445

(a)	Primarily revenues associated with our insurance activities remaining in continuing operations that were previously reported in the GE Commercial Finance segment.

(19)

GE Commercial Finance

(In millions)	2005	2004	2003

Revenues	$20,646	$19,524	$16,927
Less portion of GE Commercial Finance
not included in GECC	(632)	(456)	(300)
Total revenues in GECC	$20,014	$19,068	$16,627

Segment profit	$4,290	$3,570	$2,907
Less portion of GE Commercial Finance
not included in GECC	(301)	(177)	(99)
Total segment profit in GECC	$3,989	$3,393	$2,808

December 31 (In millions)	2005	2004

Total assets	$190,546	$184,388
Less portion of GE Commercial Finance
not included in GECC	(1,408)	508
Total assets in GECC	$189,138	$184,896

(In millions)	2005	2004	2003

Revenues in GE
Capital Solutions	$11,476	$11,503	$9,893
Real Estate	3,492	3,084	2,956

Segment profit in GE
Capital Solutions	$1,515	$1,325	$1,184
Real Estate	1,282	1,124	947

December 31 (In millions)	2005	2004

Assets in GE
Capital Solutions	$87,306	$80,514
Real Estate	35,323	39,515

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

GE Commercial Finance revenues and net earnings increased 15% and 23%, respectively, compared with 2003. The increase in revenues resulted primarily from acquisitions ($2.2 billion) and the weaker U.S. dollar ($0.6 billion), partially offset by lower securitizations ($0.2 billion). The increase in net earnings resulted primarily from acquisitions ($0.4 billion), core growth ($0.3 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by lower securitizations ($0.1 billion).

(20)

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

(21)

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

(22)

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

(23)

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

(24)

Global revenues rose 18% to $29.7 billion in 2005 compared with $25.2 billion and $21.3 billion in 2004 and 2003, respectively. Global revenues as a percentage of total revenues were 53% in 2005, compared with 50% and 51% in 2004 and 2003, respectively.

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

(25)

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

(26)

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

(27)

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

Borrowings amounted to $355.9 billion at December 31, 2005, of which $149.7 billion is due in 2006 and $206.2 billion is due in subsequent years. Comparable amounts at the end of 2004 were $348.7 billion in total, $147.3 billion due within one year and $201.4 billion due thereafter. Included in our total borrowings were borrowings of consolidated, liquidating securitization entities amounting to $16.8 billion and $25.8 billion at December 31, 2005 and 2004, respectively. A large portion of our borrowings ($90.4 billion and $89.8 billion at the end of 2005 and 2004, respectively) was issued in active commercial paper markets that we believe will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of our commercial paper were 45 days and 4.09% at the end of 2005, compared with 42 days and 2.39% at the end of 2004. Our restated ratio of debt to equity was 7.09 to 1 at the end of 2005 and 6.45 to 1 at the end of 2004. See note 11.

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

(28)

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

Statement of Changes in Shareowner’s Equity

Shareowner’s equity decreased $3.8 billion in 2005, and increased $7.3 billion in 2004 and $6.7 billion in 2003. Changes over the three-year period were largely attributable to net earnings, partially offset by dividends declared of $8.6 billion, $3.1 billion and $4.5 billion in 2005, 2004 and 2003, respectively. Also, a redemption of the preferred stock decreased shareowner’s equity by $2.5 billion in 2005. Currency translation adjustments decreased equity by $2.5 billion in 2005, compared with a $2.3 billion increase in 2004. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. In 2005, the U.S. dollar strengthened against the pound sterling and euro. In 2004, the pound sterling, euro and, to a lesser extent, Asian currencies strengthened against the U.S. dollar. See note 15. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of or substantially liquidated.

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

(29)

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

In a typical securitization transaction, we sell assets to a special purpose entity (SPE), which has obtained cash by issuing beneficial interests, usually debt, to third parties. Securitization entities commonly use derivatives such as interest rate swaps to match interest rate characteristics of the assets with characteristics of the related beneficial interests. An example is an interest rate swap that serves to convert fixed rate assets to a variable rate, matching the cash flows on SPE floating rate debt. An investor in a beneficial interest usually has recourse to assets in the associated SPE, and often benefits from credit enhancements supporting those assets. The most common credit enhancement is overcollateralization, where we securitize a greater principal amount of assets than debt issued by the SPE. Our other credit enhancements are in the form of liquidity and credit support agreements and guarantee and reimbursement contracts. We have provided $0.1 billion at year-end 2005 representing our best estimate of the fair value of potential losses under these arrangements.

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

(30)

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

(31)

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

•
If our ratio of earnings to fixed charges, which was 1.70 at the end of 2005, were to deteriorate to 1.10:1 or, upon redemption of certain preferred stock, our ratio of debt to equity, which was 7.09:1 at the end of 2005,

(32)

were to exceed 8:1, GE has committed to contribute capital to us. GE also has guaranteed certain issuances of our subordinated debt with a face amount of $0.7 billion at December 31, 2005 and 2004.

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

(33)

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

(34)

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

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. Specifically, we have referred to:

•	Average total shareowner’s equity, excluding effects of discontinued operations

•	Delinquency rates on certain financing receivables of the GE Commercial Finance and GE Consumer Finance segments for 2005, 2004 and 2003

(35)

The reason we use these non-GAAP financial measures and their reconciliation to their most directly comparable GAAP financial measures follow.

Average Total Shareowner’s Equity, Excluding Effects of Discontinued Operations, as reported(a)

December 31 (In millions)	2005	2004	2003	2002	2001

Average total shareowner’s equity(b)	$53,436	$49,354	$43,954	$34,261	$27,773
Less:
Cumulative effect of earnings from
discontinued operations(c)	4,787	4,131	2,788	1,537	259
Average net investment in discontinued
operations(d)	1,336	-	-	-	-
Average total shareowner’s equity, excluding
effects of discontinued operations(a)	$47,313	$45,223	$41,166	$32,724	$27,514

(a)	Used for computing return on average shareowner’s equity shown in the Selected Financial Data section.
(b)	On an annual basis, calculated using a five-point average.
(c)	Represented the average cumulative net earnings effects of discontinued operations from 2001 to 2005 (on an annual basis, calculated using a five-point average).
(d)	Represented the average net investment in discontinued operations for the second half of 2005 only - see below.

Average Total Shareowner’s Equity, Excluding Effects of Discontinued Operations, as restated(a)

December 31 (In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)

Average total shareowner’s equity(b)	$53,460	$49,403	$43,954	$34,241	$31,438
Less:
Cumulative effect of earnings from
discontinued operations(c)	4,787	4,131	2,788	1,537	259
Average net investment in discontinued
operations(d)	1,336	-	-	-	-
Average total shareowner’s equity, excluding
effects of discontinued operations(a)	$47,337	$45,272	$41,166	$32,704	$31,179

(a)	Used for computing return on average shareowner’s equity shown in the Selected Financial Data section.
(b)	On an annual basis, calculated using a five-point average.
(c)	Represented the average cumulative net earnings effects of discontinued operations from 2001 to 2005 (on an annual basis, calculated using a five-point average).
(d)	Represented the average net investment in discontinued operations for the second half of 2005 only - see below.

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

(36)

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

(37)

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Corporation:

We have audited the accompanying statement of financial position of General Electric Capital Corporation and consolidated affiliates (“GECC”) as of December 31, 2005 and 2004, and the related statements of earnings, changes in shareowner’s equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of GECC management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of GECC as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the consolidated financial statements have been restated.

As discussed in note 1 to the consolidated financial statements, GECC in 2004 and 2003 changed its method of accounting for variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GECC's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2006, except as to the second, third and fourth paragraphs of Management’s Annual Report on Internal Control over Financial Reporting (as restated), which are as of January 19, 2007, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2005.

/s/ KPMG LLP

KPMG LLP
Stamford, Connecticut

February 10, 2006, except as to the restatement discussed in note 1 to the consolidated financial statements which is as of January 19, 2007

(38)

General Electric Capital Corporation and consolidated affiliates
Statement of Earnings
For the years ended December 31 (In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)

Revenues
Revenues from services (note 3)	$52,987	$47,253	$39,377
Sales of goods	2,528	2,840	2,228
Commercial paper interest rate swap adjustment (note 1)	495	496	518
Total revenues	56,010	50,589	42,123

Costs and expenses
Interest	14,040	10,910	9,733
Operating and administrative (note 4)	16,412	15,916	12,484
Cost of goods sold	2,369	2,741	2,119
Investment contracts, insurance losses and insurance annuity benefits	3,032	1,466	1,865
Provision for losses on financing receivables (note 7)	3,864	3,868	3,612
Depreciation and amortization (note 8)	5,983	5,755	4,529
Minority interest in net earnings of consolidated affiliates	155	159	82
Total costs and expenses	45,855	40,815	34,424

Earnings from continuing operations before income taxes
and accounting change	10,155	9,774	7,699
Provision for income taxes (note 13)	(1,157)	(1,626)	(1,311)

Earnings from continuing operations before accounting change	8,998	8,148	6,388
Earnings from discontinued operations, net of taxes (note 2)	928	442	1,396

Earnings before accounting change	9,926	8,590	7,784
Cumulative effect of accounting change (note 1)	-	-	(339)
Net earnings	$9,926	$8,590	$7,445

Statement of Changes in Shareowner’s Equity

(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)
Changes in shareowner’s equity (note 15)
Balance at January 1	$54,038	$46,722	$40,019
Dividends and other transactions with shareowner	(11,101)	(2,805)	(4,466)
Changes other than transactions with shareowner
Increase attributable to net earnings	9,926	8,590	7,445
Investment securities - net	(230)	(595)	517
Currency translation adjustments - net	(2,501)	2,296	3,150
Cash flow hedges - net	81	(77)	66
Minimum pension liabilities - net	(23)	(93)	(9)
Total changes other than transactions with shareowner	7,253	10,121	11,169
Balance at December 31	$50,190	$54,038	$46,722

The notes to consolidated financial statements are an integral part of these statements.

(39)

General Electric Capital Corporation and consolidated affiliates
Statement of Financial Position
At December 31 (In millions, except share amounts)	2005 (Restated)	2004 (Restated)

Assets
Cash and equivalents	$6,182	$8,433
Investment securities (note 5)	29,463	32,868
Inventories	159	189
Financing receivables - net (notes 6 and 7)	284,567	279,588
Other receivables	25,685	21,215
Buildings and equipment - net (note 8)	50,936	46,250
Intangible assets - net (note 9)	23,182	22,996
Other assets (note 10)	52,104	51,397
Assets of discontinued operations (note 2)	2,981	104,048
Total assets	$475,259	$566,984

Liabilities and equity
Borrowings (note 11)	$355,885	$348,685
Accounts payable	14,435	14,138
Investment contracts, insurance liabilities and insurance annuity benefits (note 12)	24,429	25,835
Other liabilities	16,935	18,073
Deferred income taxes (note 13)	11,173	10,566
Liabilities of and minority interest in discontinued operations (note 2)	-	93,324
Total liabilities	422,857	510,621

Minority interest in equity of consolidated affiliates (note 14)	2,212	2,325

Variable cumulative preferred stock, $100 par value, liquidation preference $100,000 per share (33,000 shares authorized; 700 shares issued and outstanding at December 31, 2005 and 26,000 shares issued and outstanding at December 31, 2004)	-	3
Common stock, $14 par value (4,166,000 shares authorized at December 31, 2005 and 2004, and 3,985,403 shares issued and outstanding at December 31, 2005 and 2004)	56	56
Accumulated gains (losses) - net
Investment securities	744	974
Currency translation adjustments	2,343	4,844
Cash flow hedges	(367)	(448)
Minimum pension liabilities	(147)	(124)
Additional paid-in capital	12,055	14,539
Retained earnings	35,506	34,194
Total shareowner’s equity (note 15)	50,190	54,038
Total liabilities and equity	$475,259	$566,984

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” as shown in note 15, and was $2,573 million and $5,246 million at December 31, 2005 and 2004, respectively.

The notes to consolidated financial statements are an integral part of this statement.

(40)

General Electric Capital Corporation and consolidated affiliates
Statement of Cash Flows
For the years ended December 31 (In millions)	2005 (Restated) (a)	2004 (Restated) (a)	2003 (Restated) (a)

Cash flows - operating activities
Net earnings	$9,926	$8,590	$7,445
Earnings from discontinued operations	(928)	(442)	(1,396)
Adjustments to reconcile net earnings to cash provided
from operating activities
Cumulative effect of accounting change	-	-	339
Depreciation and amortization of buildings and equipment	5,983	5,755	4,529
Deferred income taxes	(746)	332	1,173
Decrease (increase) in inventories	30	(9)	(35)
Increase (decrease) in accounts payable	(1,071)	2,258	1,963
Increase (decrease) in insurance liabilities	848	1,293	(1,186)
Provision for losses on financing receivables	3,864	3,868	3,612
All other operating activities (note 16)	1,025	(1,249)	11
Cash from operating activities - continuing operations	18,931	20,396	16,455
Cash from operating activities - discontinued operations	3,283	5,139	5,595
Cash from operating activities	22,214	25,535	22,050

Cash flows - investing activities
Additions to buildings and equipment	(11,208)	(10,304)	(7,251)
Dispositions of buildings and equipment	5,519	5,488	4,619
Net increase in financing receivables (note 16)	(17,156)	(14,952)	(4,736)
Payments for principal businesses purchased	(7,167)	(13,888)	(10,482)
All other investing activities (note 16)	8,119	5,767	3,781
Cash used for investing activities - continuing operations	(21,893)	(27,889)	(14,069)
Cash used for investing activities - discontinued operations	(4,987)	(7,558)	(4,596)
Cash used for investing activities	(26,880)	(35,447)	(18,665)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(5,086)	130	(12,972)
Newly issued debt (maturities longer than 90 days) (note 16)	65,868	58,628	60,012
Repayments and other reductions (maturities longer
than 90 days) (note 16)	(48,840)	(45,115)	(43,128)
Dividends paid to shareowner	(8,614)	(3,148)	(4,472)
All other financing activities (note 16)	(2,617)	(2,864)	593
Cash from financing activities - continuing operations	711	7,631	33
Cash from (used for) financing activities - discontinued operations	297	2,402	(682)
Cash from (used for) financing activities	1,008	10,033	(649)

Increase (decrease) in cash and equivalents during year	(3,658)	121	2,736
Cash and equivalents at beginning of year	9,840	9,719	6,983
Cash and equivalents at end of year	6,182	9,840	9,719
Less cash and equivalents of discontinued operations at end of year	-	1,407	1,424
Cash and equivalents of continuing operations at end of year	$6,182	$8,433	$8,295

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(15,056)	$(10,995)	$(10,323)
Cash recovered (paid) during the year for income taxes	(2,459)	785	726

The notes to consolidated financial statements are an integral part of this statement.
(a)	Certain individual line items within cash from operating activities have been restated.

(41)

General Electric Capital Corporation and consolidated affiliates

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

2007 Restatement

On January 19, 2007, we amended General Electric Capital Corporation (GECC) Annual Report on Form 10-K for the year ended December 31, 2005, to amend and restate financial statements and other financial information for the years 2005, 2004, and 2003, and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005 and 2004. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by GECC, and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. This adjustment affects disclosure in the following footnotes: 10, 11, 13, 15, 16, 17, 18, and 21.

Background

As previously disclosed, the Boston Office of the U.S. Securities and Exchange Commission (SEC) is conducting a formal investigation of our application of SFAS 133. In the course of that investigation, the SEC Enforcement staff raised certain concerns about our accounting for the use of interest rate swaps to fix certain otherwise variable interest costs in a portion of our commercial paper program at GECC and GECS. The SEC Enforcement staff referred such concerns to the Office of Chief Accountant. We and our auditors determined that our accounting for the commercial paper hedging program satisfied the requirements of SFAS 133 and conveyed our views to the staff of the Office of Chief Accountant. Following our discussions, however, the Office of Chief Accountant communicated its view to us that our commercial paper hedging program as structured did not meet the SFAS 133 specificity requirement.

After considering the staff’s view, General Electric Company (GE) and GECC management recommended to the Audit Committee of GE’s Board of Directors that previously reported financial results be restated to eliminate hedge accounting for the interest rate swaps entered into as part of our commercial paper hedging program from January 1, 2001. The Audit Committee discussed and agreed with this recommendation. At a meeting on January 18, 2007, the GE and GECC Board of Directors adopted the recommendation of the Audit Committee and determined that previously reported results for GECC should be restated and, therefore, that the previously filed financial statements and other financial information referred to above should not be relied upon. The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction.

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

(42)

Effects of the restatement by line item follow:

For the years ended December 31(In millions)	2005		2004		2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Commercial paper interest rate swap
adjustment(a)	$-	$495	$-	$496	$-	$518
Interest	14,094	14,040	10,960	10,910	9,741	9,733
Earnings from continuing operations
before income taxes and
accounting change	9,606	10,155	9,228	9,774	7,173	7,699
Provision for income taxes (note 13)	(940)	(1,157)	(1,410)	(1,626)	(1,103)	(1,311)
Earnings from continuing operations
before accounting change	8,666	8,998	7,818	8,148	6,070	6,388
Earnings before accounting change	9,594	9,926	8,260	8,590	7,466	7,784
Net earnings	9,594	9,926	8,260	8,590	7,127	7,445

(a)	Included in total revenues.

For the years ended December 31 (In millions)	2005		2004		2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Changes in
Shareowner’s Equity

Balance at January 1	$53,958	$54,038	$46,692	$46,722	$40,126	$40,019
Increase attributable to net earnings	9,594	9,926	8,260	8,590	7,127	7,445
Cash flow hedges - net	491	81	203	(77)	247	66
Balance at December 31	50,188	50,190	53,958	54,038	46,692	46,722

At December 31 (In millions)	2005		2004
	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Other assets	$52,118	$52,104	$51,298	$51,397
Total assets	475,273	475,259	566,885	566,984

Deferred income taxes (note 13)	11,189	11,173	10,547	10,566
Total liabilities	422,873	422,857	510,602	510,621

Cash flow hedges	(790)	(367)	(1,281)	(448)
Retained earnings	35,927	35,506	34,947	34,194
Total shareowner’s equity (note 16)	50,188	50,190	53,958	54,038
Total liabilities and equity	475,273	475,259	566,885	566,984

(43)

	2005
	First quarter		Second quarter		Third quarter		Fourth quarter
Quarterly Information (unaudited) (In millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Commercial paper interest rate
swap adjustment(a)	$-	$327	$-	$(208)	$-	$240	$-	$136
Interest	3,366	3,352	3,554	3,541	3,481	3,467	3,693	3,680
Earnings from continuing operations
before income taxes and
accounting change	1,986	2,327	2,218	2,023	2,767	3,021	2,635	2,784
Provision for income taxes	(156)	(291)	(184)	(107)	(370)	(470)	(230)	(289)
Earnings from continuing operations
before accounting change	1,830	2,036	2,034	1,916	2,397	2,551	2,405	2,495
Earnings before accounting change	2,077	2,283	2,123	2,005	2,750	2,904	2,644	2,734
Net earnings	2,077	2,283	2,123	2,005	2,750	2,904	2,644	2,734

(a)	Included in total revenues.

	2004
	First quarter		Second quarter		Third quarter		Fourth quarter
Quarterly Information (unaudited) (In millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Commercial paper interest rate
swap adjustment(a)	$-	$(205)	$-	$897	$-	$(347)	$-	$151
Interest	2,566	2,555	2,721	2,710	2,609	2,594	3,064	3,051
Earnings from continuing operations
before income taxes and
accounting change	1,917	1,723	1,727	2,635	2,634	2,302	2,950	3,114
Provision for income taxes	(375)	(298)	(231)	(590)	(528)	(397)	(276)	(341)
Earnings from continuing operations
before accounting change	1,542	1,425	1,496	2,045	2,106	1,905	2,674	2,773
Earnings before accounting change	1,780	1,663	1,401	1,950	2,270	2,069	2,809	2,908
Net earnings	1,780	1,663	1,401	1,950	2,270	2,069	2,809	2,908

(a)	Included in total revenues.

	2005
	First quarter		Second quarter		Third quarter		Fourth quarter
Quarterly Information (unaudited) (In millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Other assets	$50,713	$50,701	$52,762	$52,692	$50,030	$50,110	$52,118	$52,104
Total assets	568,865	568,853	563,567	563,497	468,790	468,870	475,273	475,259

Deferred income taxes	10,198	10,180	10,691	10,648	10,996	11,014	11,189	11,173
Total liabilities	510,538	510,520	506,627	506,584	414,120	414,138	422,873	422,857

Cash flow hedges	(863)	(310)	(960)	(322)	(908)	(335)	(790)	(367)
Retained earnings	36,785	36,238	37,274	36,609	36,331	35,820	35,927	35,506
Total shareowner’s equity	56,048	56,054	54,649	54,622	52,336	52,398	50,188	50,190
Total liabilities and equity	568,865	568,853	563,567	563,497	468,790	468,870	475,273	475,259

(44)

	2004
	First quarter		Second quarter		Third quarter		Fourth quarter
Quarterly Information (unaudited) (In millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Other assets	$43,104	$43,180	$43,921	$43,971	$46,215	$46,234	$51,298	$51,397
Total assets	516,838	516,914	519,026	519,076	524,975	524,994	566,885	566,984

Deferred income taxes	10,024	10,023	10,349	10,352	10,783	10,769	10,547	10,566
Total liabilities	464,023	464,022	469,187	469,190	473,394	473,380	510,602	510,621

Cash flow hedges	(1,475)	(198)	(959)	(261)	(1,206)	(321)	(1,281)	(448)
Retained earnings	31,224	30,024	31,155	30,504	33,192	32,340	34,947	34,194
Total shareowner’s equity	49,809	49,886	47,062	47,109	49,247	49,280	53,958	54,038
Total liabilities and equity	516,838	516,914	519,026	519,076	524,975	524,994	566,885	566,984

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

(45)

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

(46)

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

Our commercial loan and lease portfolio consists of a variety of loans and leases, including both larger balance, non-homogenous loans and leases and smaller balance homogenous commercial and equipment loans and leases. Losses on such loans and leases are recorded when probable and estimable. We routinely survey our entire portfolio for potential specific credit or collection issues that might indicate an impairment. For larger balance, non-homogenous loans and leases, this survey first considers the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectibility. We routinely receive financial, as well as rating agency reports, on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives - for example, for real estate loans, relevant markets are local; for aircraft loans, relevant markets are global. We provide allowances based on our evaluation of all available information, including expected future cash flows, fair value of collateral, net of disposal costs, and the secondary market value of the financing receivables. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be

(47)

identified to a specific loan or lease. This estimate is based on historical and projected default rates and loss severity, and it is prepared by each respective line of business.

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

(48)

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

(49)

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

(50)

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

(51)

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

(52)

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

(53)

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

(54)

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

(55)

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

(56)

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

(57)

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

(58)

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

(59)

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

(60)

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

Intangible Assets Subject to Amortization

	2005			2004
December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Capitalized software	$1,454	$(785)	$669	$1,243	$(660)	$583
Patents, licenses and
trademarks	495	(272)	223	437	(226)	211
All other	1,870	(741)	1,129	1,401	(602)	799
Total	$3,819	$(1,798)	$2,021	$3,081	$(1,488)	$1,593

Amortization expense related to intangible assets subject to amortization was $400 million and $452 million for 2005 and 2004, respectively.

Note 10. Other Assets

December 31 (In millions)	2005	2004

Investments
Associated companies	$15,177	$11,075
Real estate(a)	16,408	19,112
Assets held for sale(b)	8,574	6,501
Cost method(c)	2,235	2,234
Other	3,045	3,914
	45,439	42,836

Deferred acquisition costs	158	181
Derivative instruments	1,485	3,053
Advances to suppliers	1,762	1,754
Other	3,260	3,573
Total(d)	$52,104	$51,397

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

(61)

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

(62)

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

Effective Borrowings (Including Swaps) (Restated)

	2005		2004
December 31 (Dollars in millions)	Amount	Average rate	Amount

Short-term(a)	$107,935	3.98%	$109,867
Long-term (including current portion)
Fixed rate	$145,504	4.50%	$134,334
Floating rate	102,446	4.29	104,484
Total long-term	$247,950		$238,818

(a)	Included commercial paper and other short-term debt.

At December 31, 2005, interest rate swap maturities ranged from 2006 to 2041.

(63)

The following table provides additional information about derivatives designated as hedges of borrowings in accordance with Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities.

Derivative Fair Values by Activity/Instrument (Restated)

December 31 (In millions)	2005	2004

Cash flow hedges	$726	$254
Fair value hedges	(39)	1,864
Total	$687	$2,118

Interest rate swaps	$(423)	$(76)
Currency swaps	1,110	2,194
Total	$687	$2,118

At December 31, 2005, approximately 82% of our interest rate swaps related to borrowings were exempt from ongoing tests of their effectiveness as hedges. We regularly assess the effectiveness of all other hedge positions using a variety of techniques, including cumulative dollar offset and regression analysis depending on which method was selected at inception of the respective hedge. See note 18.

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

(64)

Note 13. Income Taxes (Restated)

The provision for income taxes is summarized in the following table.

(In millions)	2005	2004	2003

Current tax expense	$1,903	$1,294	$138
Deferred tax expense (benefit) from temporary differences	(746)	332	1,173
	$1,157	$1,626	$1,311

We are included in the consolidated U.S. federal income tax return which GE Company files. The provision for current tax expense includes our effect on the consolidated return.

Current tax expense includes amounts applicable to U.S. federal income taxes of $824 million, $(472) million and $(302) million in 2005, 2004 and 2003, respectively, and amounts applicable to non-U.S. jurisdictions of $873 million, $1,577 million and $718 million in 2005, 2004 and 2003, respectively. Deferred taxes related to U.S. federal income taxes were benefits of $301 million and $17 million in 2005 and 2004, respectively, compared with an expense of $508 million in 2003.

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

U.S. earnings from continuing operations before income taxes and accounting change were $2,807 million in 2005, $2,649 million in 2004 and $2,012 million in 2003. The corresponding amounts for non-U.S.-based operations were $7,348 million in 2005, $7,125 million in 2004 and $5,687 million in 2003.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

(65)

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	2005	2004	2003

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Tax-exempt income	(0.5)	(0.5)	(1.2)
Tax on global activities including exports	(22.4)	(14.8)	(12.1)
Fuels credits	(1.6)	(1.3)	(1.5)
All other - net	0.9	(1.8)	(3.2)
	(23.6)	(18.4)	(18.0)
Actual income tax rate	11.4%	16.6%	17.0%

Principal components of our net liability representing deferred income tax balances are as follows:

December 31 (In millions)	2005	2004

Assets
Allowance for losses	$2,019	$2,196
Cash flow hedges	350	899
Other - net	4,212	3,840
Total deferred income tax assets	6,581	6,935

Liabilities
Financing leases	7,991	9,545
Operating leases	3,989	3,622
Intangible assets	1,120	825
Other - net	4,654	3,509
Total deferred income tax liabilities	17,754	17,501

Net deferred income tax liability	$11,173	$10,566

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

(66)

Note 15. Shareowner’s Equity (Restated)

(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)

Cumulative preferred stock issued	$-	$3	$3

Common stock issued	$56	$56	$56

Accumulated nonowner changes other than earnings
Balance at January 1	$5,246	$3,715	$(9)
Investment securities - net of deferred taxes
of $(242), $(105) and $375	(114)	(464)	622
Currency translation adjustments - net of deferred taxes
of $695, $(1,285) and $(1,448)	(2,501)	2,296	3,146
Cash flow hedges - net of deferred taxes
of $330, $(102) and $(383)	550	(87)	(709)
Minimum pension liabilities - net of deferred taxes
of $1, $(33) and $(4)	(23)	(93)	(9)
Reclassification adjustments
Investment securities - net of deferred taxes
of $(63), $(70) and $(56)	(116)	(131)	(105)
Currency translation adjustments	-	-	4
Cash flow hedges - net of deferred taxes
of $(258), $(19) and $420	(469)	10	775
Balance at December 31(a)	$2,573	$5,246	$3,715

Additional paid-in capital
Balance at January 1	$14,539	$14,196	$14,192
Contributions (b)	43	343	6
Redemption of preferred stock(b)	(2,527)	-	-
Common stock issued(b)	-	-	(2)
Balance at December 31	$12,055	$14,539	$14,196

Retained earnings
Balance at January 1	$34,194	$28,752	$25,779
Net earnings	9,926	8,590	7,445
Dividends(b)	(8,614)	(3,148)	(4,472)
Balance at December 31	$35,506	$34,194	$28,752

Total shareowner’s equity at December 31	$50,190	$54,038	$46,722

(a)	Included accumulated nonowner changes related to discontinued operations of $465 million, $1,230 million and $1,615 million at December 31, 2005, 2004 and 2003, respectively.
(b)	Total dividends and other transactions with shareowner reduced equity by $11,101 million, $2,805 million and $4,466 million in 2005, 2004 and 2003, respectively.

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

(67)

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

Certain supplemental information related to our cash flows is shown below.

December 31 (In millions)	2005	2004	2003

All other operating activities
Net change in assets held for sale	$2,192	$84	$1,168
Amortization of intangible assets	400	452	588
Realized gains on sale of investment securities	(190)	(172)	(193)
Other(a)	(1,377)	(1,613)	(1,552)
	$1,025	$(1,249)	$11

Net increase in financing receivables
Increase in loans to customers	$(314,309)	$(340,747)	$(261,039)
Principal collections from customers - loans	266,371	305,374	235,434
Investment in equipment for financing leases	(23,480)	(22,048)	(22,167)
Principal collections from customers - financing leases	21,509	19,238	18,406
Net change in credit card receivables	(21,391)	(21,312)	(11,379)
Sales of financing receivables	54,144	44,543	36,009
	$(17,156)	$(14,952)	$(4,736)

All other investing activities
Purchases of securities by insurance activities	$(6,394)	$(5,078)	$(6,358)
Dispositions and maturities of securities by insurance activities	6,304	6,810	7,771
Proceeds from principal business dispositions	209	472	3,193
Other	8,000	3,563	(825)
	$8,119	$5,767	$3,781

(a)	As restated.

(68)

December 31 (In millions)	2005	2004	2003

Newly issued debt having maturities longer than 90 days
Short-term (91 to 365 days)	$4,675	$3,677	$3,661
Long-term (longer than one year)	60,990	54,632	55,560
Proceeds - nonrecourse, leveraged lease	203	319	791
	$65,868	$58,628	$60,012

Repayments and other reductions of debt having maturities
longer than 90 days
Short-term (91 to 365 days)	$(38,076)	$(41,085)	$(38,696)
Long-term (longer than one year)	(9,934)	(3,378)	(3,650)
Principal payments - nonrecourse, leveraged lease	(830)	(652)	(782)
	$(48,840)	$(45,115)	$(43,128)

All other financing activities
Proceeds from sales of investment contracts	$15,774	$10,914	$784
Redemption of investment contracts	(15,861)	(13,778)	(191)
Redemption of preferred stock	(2,530)	-	-
	$(2,617)	$(2,864)	$593

Note 17. Operating Segments (Restated)

Revenues

	Total revenues			Intersegment revenues			External revenues
(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2005	2004	2003	2005 (Restated)	2004 (Restated)	2003 (Restated)

GE Commercial Finance	$20,014	$19,068	$16,627	$121	$161	$148	$19,893	$18,907	$16,479
GE Consumer Finance	19,416	15,725	12,734	35	13	17	19,381	15,712	12,717
GE Industrial(a)	6,627	6,571	3,428	17	13	15	6,610	6,558	3,413
GE Infrastructure(a)	5,058	4,290	3,766	-	2	1	5,058	4,288	3,765
GECC corporate items
and eliminations	4,895	4,935	5,568	(173)	(189)	(181)	5,068	5,124	5,749
Total	$56,010	$50,589	$42,123	$-	$-	$-	$56,010	$50,589	$42,123

(a)	Included only portions of the segment that are financial services businesses.

Revenues originating from operations based in the United States were $26,289 million, $25,429 million and $20,810 million in 2005, 2004 and 2003, respectively. Revenues originating from operations based outside the United States were $29,721 million, $25,160 million and $21,313 million in 2005, 2004 and 2003, respectively. Revenues originating in the United Kingdom were $7,060 million, $5,048 million and $3,624 million in 2005, 2004 and 2003, respectively.

(69)

	Depreciation and amortization For the years ended December 31			Provision for income taxes
(In millions)	2005	2004	2003	2005 (Restated)	2004 (Restated)	2003 (Restated)

GE Commercial Finance	$2,596	$2,719	$2,381	$767	$1,025	$428
GE Consumer Finance	393	334	276	536	442	485
GE Industrial(a)	1,912	1,876	996	64	(124)	(137)
GE Infrastructure(a)	1,439	1,122	1,074	(195)	58	237
GECC corporate items and eliminations	25	70	214	(15)	225	298
Total	$6,365	$6,121	$4,941	$(1,157)	$(1,626)	$(1,311)

(a)	Included only portions of the segment that are financial services businesses.

	Interest on loans			Interest expense
(In millions)	2005	2004	2003	2005 (Restated)	2004 (Restated)	2003 (Restated)

GE Commercial Finance	$5,872	$5,531	$5,178	$5,830	$4,666	$4,628
GE Consumer Finance	13,086	10,619	9,105	5,425	3,560	2,683
GE Industrial(a)	10	12	61	536	526	601
GE Infrastructure(a)	536	389	413	1,706	1,428	1,230
GECC corporate items and eliminations	391	563	600	543	730	591
Total	$19,895	$17,114	$15,357	$14,040	$10,910	$9,733

(a)	Included only portions of the segment that are financial services businesses.

	Assets(b)(c) At December 31			Buildings and equipment additions(d) For the years ended December 31
(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2005	2004	2003

GE Commercial Finance	$189,138	$184,896	$172,998	$5,005	$4,213	$4,798
GE Consumer Finance	159,592	150,531	105,935	189	217	191
GE Industrial(a)	17,438	17,888	16,922	3,366	3,060	1,001
GE Infrastructure(a)	53,548	50,550	45,512	2,874	3,121	2,345
GECC corporate items and eliminations	55,543	163,119	165,411	13	39	73
Total	$475,259	$566,984	$506,778	$11,447	$10,650	$8,408

(a)	Included only portions of the segment that are financial services businesses.
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

Buildings and equipment associated with operations based in the United States were $16,546 million, $16,094 million and $11,762 million at year-end 2005, 2004 and 2003, respectively. Buildings and equipment associated with operations based outside the United States were $34,390 million, $30,156 million and $26,752 million at year-

(70)

end 2005, 2004 and 2003, respectively. Buildings and equipment associated with operations in the United Kingdom were $1,494 million, $1,720 million and $1,730 million at year-end 2005, 2004 and 2003, respectively.

Basis for presentation

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described in note 1.

Details of total revenues and segment profit by operating segment can be found on page 19 of this report.

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

Cash flow hedges (Restated)

Our cash flow hedging arrangements use simple derivatives to offset the variability of expected future cash flows. We use interest rate and currency swaps to convert variable rate borrowings to match the nature of the assets we acquire. We use currency forwards and options to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions, including commodities. These instruments permit us to reduce the cash flow variability, in local currency, of costs or selling prices denominated in currencies other than the functional currency. For derivatives designated as cash flow hedges, we record changes in fair value in a separate component of equity to the extent effective, then release those changes to earnings contemporaneously with the earnings effects of the hedged items. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in equity is recognized contemporaneously with the earnings effects of the hedged item, consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.

(71)

At December 31, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $367 million, of which we expect to transfer $153 million to earnings in 2006 along with the earnings effects of the related forecasted transactions. At that date, the maximum term of derivative instruments that hedge forecasted transactions was 16 years and related to hedges of debt.

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

Earnings effects of derivatives (Restated)

In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset the corresponding expected earnings effects of the hedged item. At December 31, 2005, approximately 46 percent of our total interest rate swaps were exempt from ongoing tests of their effectiveness as hedges. For derivatives designated and qualifying as hedges but not qualifying for the assumption of effectiveness, we use a variety of techniques to assess effectiveness and measure ineffectiveness, including cumulative dollar offset and regression analysis, depending on which method was selected at inception of the respective hedge.

(72)

Certain elements of hedge positions may be excluded from the measure of effectiveness, for example, changes in the value of purchased options attributable to volatility and passage of time.

The following table provides additional information about the earnings effects of derivatives.

Pre-tax Gains (Losses)

December 31 (In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)

Cash flow hedges
Ineffectiveness	$(27)	$21	$(43)
Amounts excluded from the measure of effectiveness	(5)	(6)	-

Fair value hedges
Ineffectiveness	4	13	1
Amounts excluded from the measure of effectiveness	(8)	3	-

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

(73)

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

(74)

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

(75)

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

(76)

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

(77)

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

(78)

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

Guarantee and reimbursement contracts. We provide protection to certain counterparties of interest rate swaps entered into by securitization-related entities related to changes in the relationship between commercial paper interest rates and the timing and amount of the payment streams. These arrangements provide protection for the life of the assets held by the securitization entities but generally amortize in proportion to the decline in underlying asset principal balances. At December 31, 2005, the notional amount of such support was $1,259 million and related assets and liabilities were insignificant.

(79)

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

(80)

Note 21. Quarterly Information (Unaudited)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)

Total revenues	$13,743	$11,392	$13,357	$12,962	$14,728	$11,848	$14,182	$14,387
Earnings from continuing
operations before income
taxes and accounting change	$2,327	$1,723	$2,023	$2,635	$3,021	$2,302	$2,784	$3,114
Provision for income taxes	(291)	(298)	(107)	(590)	(470)	(397)	(289)	(341)
Earnings from continuing
operations	2,036	1,425	1,916	2,045	2,551	1,905	2,495	2,773
Earnings (loss) from
discontinued operations,
net of taxes	247	238	89	(95)	353	164	239	135
Net earnings	$2,283	$1,663	$2,005	$1,950	$2,904	$2,069	$2,734	$2,908

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-K/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

As of January 1, 2007, we modified our commercial paper hedging program and adopted documentation for interest rate swaps that we believe complies with the requirements of SFAS 133 and remediated the related internal control weakness. In connection with this amended Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Management’s Annual Report on Internal Control over Financial Reporting (as restated)

The management of General Electric Capital Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework and criteria established in Internal

(81)

Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 3, 2006, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Subsequently, management identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction.

This material weakness resulted in this amendment to our Annual Report on Form 10-K for the year ended December 31, 2005, in order to restate the financial statements for the years ended December 31, 2005, 2004 and 2003 and to restate financial information for the years ended December 31, 2002 and 2001 and each of the quarters in 2005 and 2004.

Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2005.

General Electric Capital Corporation’s independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management’s revised assessment of our internal control over financial reporting as of December 31, 2005. This audit report follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Corporation:

 We have audited management’s restated assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as restated)  that General Electric Capital Corporation and consolidated affiliates (“GECC”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s restated assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GECC management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of GECC’s internal control over financial reporting based on our audit.

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

(82)

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weakness as of December 31, 2005: a failure to ensure adequately designed procedures to designate, with the specificity required by Statement of Financial Accounting Standards No. 133, each hedged commercial paper transaction. This material weakness resulted in restatements of the Company's previously issued consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, and the financial information for each of the quarters in 2005 and 2004.

As stated in the fourth paragraph of Management’s Annual Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of GECC’s internal control over financial reporting has been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of General Electric Capital Corporation and consolidated affiliates as of December 31, 2005 and 2004, and the related statements of earnings, changes in shareowner’s equity and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements (as restated), and this report does not affect our report dated February 10, 2006, except as to the restatement discussed in note 1 to the consolidated financial statements, which is as of January 19, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that GECC did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, GECC did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/ KPMG LLP

KPMG LLP
Stamford, Connecticut

February 10, 2006, except as to the second, third and fourth paragraphs of Management’s Annual Report on Internal Control over Financial Reporting (as restated), which are as of January 19, 2007

(83)

Item 9B. Other Information.

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

(84)

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

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K/A of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2005 (pages 41 through 109) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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

(85)

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

3(ii)	A complete copy of the By-Laws of GECC as last amended on March 24, 2005, and currently in effect.

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

(86)

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

12(a)	Computation of Ratio of Earnings to Fixed Charges.*

12(b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

(87)

23(ii)	Consent of KPMG LLP.*

24	Power of Attorney.*

31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32	Certification Pursuant to 18 U.S.C. Section 1350.*

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

(88)

General Electric Capital Corporation and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant

General Electric Capital Corporation

Condensed Statement of Current and Retained Earnings

For the years ended December 31 (In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)

Revenues	$6,811	$6,593	$5,925

Expenses
Interest	6,205	4,476	4,030
Operating and administrative	3,006	3,284	3,036
Provision for losses on financing receivables	601	687	504
Depreciation and amortization	416	447	419
Total expenses	10,228	8,894	7,989

Loss before income taxes and equity in earnings of affiliates	(3,417)	(2,301)	(2,064)
Income tax benefit	1,523	612	482
Equity in earnings of affiliates	11,820	10,279	9,366
Cumulative effect of accounting change	-	-	(339)

Net earnings	9,926	8,590	7,445
Dividends	(8,614)	(3,148)	(4,472)
Retained earnings at January 1	34,194	28,752	25,779

Retained earnings at December 31	$35,506	$34,194	$28,752

The notes to condensed financial statements are an integral part of this statement.

(89)

General Electric Capital Corporation and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant - (Continued)

General Electric Capital Corporation

Condensed Statement of Financial Position

At December 31 (In millions, except share amounts)	2005 (Restated)	2004 (Restated)

Assets
Cash and equivalents	$3,077	$280
Investment securities	2,671	4,426
Financing receivables - net	51,360	51,023
Investment in and advances to affiliates	245,217	232,193
Buildings and equipment - net	3,263	3,924
Other assets	11,235	13,177
Total assets	$316,823	$305,023

Liabilities and equity
Borrowings	$253,797	$239,122
Other liabilities	6,680	5,192
Deferred income taxes	6,156	6,671
Total liabilities	266,633	250,985

Variable cumulative preferred stock, $100 par value, liquidation preference $100,000 per share (33,000 shares authorized; 700 shares issued and outstanding at December 31, 2005 and 26,000 shares issued and outstanding at December 31, 2004)	-	3
Common stock, $14 par value (4,166,000 shares authorized at December 31, 2005 and 2004, and 3,985,403 shares issued and outstanding at December 31, 2005 and 2004)	56	56
Accumulated gains (losses) - net
Investment securities	744	974
Currency translation adjustments	2,343	4,844
Cash flow hedges	(367)	(448)
Minimum pension liabilities	(147)	(124)
Additional paid-in capital	12,055	14,539
Retained earnings	35,506	34,194
Total shareowner's equity	50,190	54,038
Total liabilities and equity	$316,823	$305,023

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, restated cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $2,573 million and $5,246 million at December 31, 2005 and 2004, respectively.

The notes to condensed financial statements are an integral part of this statement.

(90)

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

(91)

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

(92)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Electric Capital Corporation

January 19, 2007	By: /s/ Jeffrey R. Immelt
Jeffrey R. Immelt
Chief Executive Officer

(93)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ Jeffrey R. Immelt	Chief Executive Officer	January 19, 2007
	Jeffrey R. Immelt	(Principal Executive Officer)

	/s/ Keith S. Sherin	Chief Financial Officer	January 19, 2007
	Keith S. Sherin	(Principal Financial Officer)

	/s/ Philip D. Ameen	Senior Vice President and Controller	January 19, 2007
	Philip D. Ameen	(Principal Accounting Officer)

	CHARLES E. ALEXANDER*	Director
	JEFFREY S. BORNSTEIN*	Director
	KATHRYN A. CASSIDY*	Director
	JAMES A. COLICA*	Director
	PAMELA DALEY*	Director
	BRACKETT B. DENNISTON*	Director
	JEFFREY R. IMMELT*	Director
	MICHAEL A. NEAL*	Director
	DAVID R. NISSEN*	Director
	RONALD R. PRESSMAN*	Director
	DEBORAH M. REIF*	Director
	JOHN G. RICE*	Director
	JOHN M. SAMUELS*	Director
	KEITH S. SHERIN*	Director
	LLOYD G. TROTTER	Director
	ROBERT C. WRIGHT*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Philip D. Ameen		January 19, 2007
Philip D. Ameen Attorney-in-fact

(94)