Form 10-Q/A
period 2006-03-31
GENERAL ELECTRIC CAPITAL CORP
filed 2007-01-19
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

(1)

General Electric Capital Corporation

Page

Explanatory Note	3

Part I - Financial Information

Item 1. Financial Statements
Condensed Statement of Current and Retained Earnings	6
Condensed Statement of Financial Position	7
Condensed Statement of Cash Flows	8
Notes to Condensed, Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4. Controls and Procedures	26

Part II - Other Information

Item 6. Exhibits	27
Signatures	28

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

(2)

Explanatory Note

Overview

General Electric Capital Corporation (GECC) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2006, to amend and restate financial statements and other financial information for the three months ended March 31, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by GECC, and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. We have not found that any of our hedge positions were inconsistent with our risk management policies or economic objectives.

For the three months ended March 31, 2006 and 2005, this non-cash restatement had the following earnings effects:

Effects of Correction
(In millions)	Three months ended March 31
	2006	2005

Increase in earnings from continuing operations	$118	$206

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

Amendment to this Form 10-Q

The following sections of this Form 10-Q have been revised to reflect the restatement: Part I - Item 1 - Financial Statements, - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and - Item 4 - Controls and Procedures; and Part II - Exhibits are revised in this filing to reflect the restatement. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q do not reflect any events that have occurred after this Form 10-Q was initially filed on April 26, 2006.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned hedge accounting on affected line items within our previously reported Statements of Earnings for the period ended March 31, 2006 and 2005. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

Effects on Statements of Earnings

	Three months ended March 31
(Income (expense);in millions)	2006	2005

Commercial paper interest rate swap adjustment (note 1)(a)	$180	$327
Interest	15	14
Earnings from continuing operations before income taxes	195	341
Provision for income taxes	(77)	(135)
Earnings from continuing operations	118	206
Net earnings	118	206
Retained earnings at beginning of period	(421)	(753)
Retained earnings at end of period	(303)	(547)

(a)	Included in total revenues.

(4)

For additional information relating to the effect of the restatement, see the following items:

Part I:

Item 1 - Financial Statements
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4 - Controls and Procedures

Part II:
Item 6 - Exhibits

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the three months ended March 31, 2006 and 2005.

(5)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended March 31
(In millions)	2006 (Restated)	2005 (Restated)

Revenues
Revenues from services (note 3)	$13,248	$12,120
Sales of goods	555	674
Commercial paper interest rate swap adjustment (note 1)	180	327
Total revenues	13,983	13,121

Costs and expenses
Interest	4,009	3,344
Operating and administrative	4,166	4,051
Cost of goods sold	513	635
Investment contracts, insurance losses and insurance annuity benefits	148	202
Provision for losses on financing receivables	825	928
Depreciation and amortization	1,486	1,621
Minority interest in net earnings of consolidated affiliates	94	21
Total costs and expenses	11,241	10,802

Earnings from continuing operations before income taxes	2,742	2,319
Provision for income taxes	(398)	(285)

Earnings from continuing operations	2,344	2,034
Earnings from discontinued operations, net of taxes (note 2)	128	249

Net earnings	2,472	2,283
Dividends	(4,749)	(239)
Retained earnings at beginning of period	35,506	34,194
Retained earnings at end of period	$33,229	$36,238

The notes to condensed, consolidated financial statements are an integral part of this statement.

(6)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position
(In millions)	March 31, 2006 (Restated)	December 31, 2005 (Restated)
(Unaudited)
Assets
Cash and equivalents	$5,892	$5,996
Investment securities	21,491	18,467
Inventories	161	159
Financing receivables - net (note 4)	282,556	284,567
Other receivables	26,475	25,250
Buildings and equipment, less accumulated amortization of $21,454
and $21,271	51,220	50,936
Intangible assets - net (note 5)	23,119	23,086
Other assets	52,065	49,507
Assets of discontinued operations (note 2)	14,520	17,291
Total assets	$477,499	$475,259

Liabilities and equity
Borrowings (note 6)	$359,920	$355,885
Accounts payable	14,009	14,345
Investment contracts, insurance liabilities and insurance annuity benefits	12,638	12,094
Other liabilities	15,235	16,269
Deferred income taxes	11,890	11,069
Liabilities of discontinued operations (note 2)	13,753	13,195
Total liabilities	427,445	422,857

Minority interest in equity of consolidated affiliates	2,260	2,212

Capital stock	56	56
Accumulated gains (losses) - net
Investment securities	581	744
Currency translation adjustments	2,044	2,343
Cash flow hedges	(153)	(367)
Minimum pension liabilities	(157)	(147)
Additional paid-in capital	12,194	12,055
Retained earnings	33,229	35,506
Total shareowner’s equity	47,794	50,190
Total liabilities and equity	$477,499	$475,259

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $2,315 million and $2,573 million at March 31, 2006 and December 31, 2005, respectively.

The notes to condensed, consolidated financial statements are an integral part of this statement.

(7)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Three months ended March 31
	2006 (Restated) (a)	2005 (Restated) (a)
Cash flows - operating activities
Net earnings	$2,472	$2,283
Earnings from discontinued operations	(128)	(249)
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization of buildings and equipment	1,486	1,621
Decrease in accounts payable	(85)	(210)
Provision for losses on financing receivables	825	928
All other operating activities	(1,301)	1,349
Cash from operating activities - continuing operations	3,269	5,722
Cash from operating activities - discontinued operations	33	814
Cash from operating activities	3,302	6,536

Cash flows - investing activities
Additions to buildings and equipment	(2,038)	(2,407)
Dispositions of buildings and equipment	1,047	1,709
Increase in loans to customers	(70,707)	(75,616)
Principal collections from customers - loans	65,213	74,213
Investment in equipment for financing leases	(5,766)	(5,209)
Principal collections from customers - financing leases	5,878	5,712
Net change in credit card receivables	3,506	1,923
Payments for principal businesses purchased	(424)	(4,631)
All other investing activities	(1,167)	(480)
Cash used for investing activities - continuing operations	(4,458)	(4,786)
Cash from (used for) investing activities - discontinued operations	7	(214)
Cash used for investing activities	(4,451)	(5,000)

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(2,471)	(3,766)
Newly issued debt:
Short-term (91 to 365 days)	316	401
Long-term (longer than one year)	24,177	22,881
Non-recourse, leveraged lease	73	47
Repayments and other debt reductions:
Short-term (91 to 365 days)	(14,051)	(14,667)
Long-term (longer than one year)	(2,510)	(5,632)
Non-recourse, leveraged lease	(382)	(504)
Dividends paid to shareowner	(4,609)	(239)
All other financing activities	542	(297)
Cash from (used for) financing activities - continuing operations	1,085	(1,776)
Cash used for financing activities - discontinued operations	(28)	(613)
Cash from (used for) financing activities	1,057	(2,389)

Decrease in cash and equivalents	(92)	(853)
Cash and equivalents at beginning of year	6,182	9,840
Cash and equivalents at March 31	6,090	8,987
Less cash and equivalents of discontinued operations at March 31	198	1,484
Cash and equivalents of continuing operations at March 31	$5,892	$7,503

The notes to condensed, consolidated financial statements are an integral part of this statement.
(a) Certain individual line items within cash from operating activities have been restated.

(8)

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

All of our outstanding common stock is owned by General Electric Capital Services, Inc. (GE Capital Services or GECS), all of whose common stock is owned, directly or indirectly, by General Electric Company (GE Company or GE). Unless otherwise indicated, information in these notes to condensed, consolidated financial statements relates to continuing operations. Our financial statements consolidate all of our affiliates - companies that we control and in which we hold a majority voting interest. Details of total revenues and segment profit by operating segment can be found on page 20 of this report.

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

2007 Restatement

General Electric Capital Corporation (GECC) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2006, to amend and restate financial statements and other financial information for the three months ended March 31, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by GECC, and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

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

(9)

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

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

Effects of the restatement by line item follow:

	Three months ended March 31
	2006		2005
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Commercial paper interest rate swap adjustment(a)	$-	$180	$-	$327
Interest	4,024	4,009	3,358	3,344
Earnings from continuing operations
before income taxes	2,547	2,742	1,978	2,319
Provision for income taxes	(321)	(398)	(150)	(285)
Earnings from continuing operations	2,226	2,344	1,828	2,034
Net earnings	2,354	2,472	2,077	2,283
Retained earnings at beginning of period	35,927	35,506	34,947	34,194
Retained earnings at end of period	33,532	33,229	36,785	36,238

(a)	Included in total revenues.

(10)

	At
	3/31/06		12/31/05
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Other assets	$52,021	$52,065	$49,521	$49,507
Total assets	477,455	477,499	475,273	475,259

Accounts payable	13,941	14,009	14,345	14,345
Other liabilities	15,221	15,235	16,269	16,269
Deferred income taxes	11,963	11,890	11,085	11,069
Total liabilities	427,436	427,445	422,873	422,857

Cash flow hedges	(491)	(153)	(790)	(367)
Retained earnings	33,532	33,229	35,927	35,506
Total shareowner’s equity	47,759	47,794	50,188	50,190
Total liabilities and equity	477,455	477,499	475,273	475,259

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

(11)

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

(12)

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

(13)

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

(14)

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

	Three months ended March 31
(In millions)	2006 (Restated)	2005 (Restated)

Net earnings	$2,472	$2,283
Investment securities - net	(163)	(402)
Currency translation adjustments - net	(299)	233
Cash flow hedges - net	214	138
Minimum pension liabilities - net	(10)	(6)
Total	$2,214	$2,246

(15)

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

(16)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 Restatement

As discussed in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, we are restating financial statements and other financial information for the three months ended March 31, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by GECC, and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

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

The following table sets forth the effects of the errors in accounting for interest rate swaps related to our commercial paper hedging program, more fully described beginning on page 3, on our previously reported earnings for the three months ended March 31, 2006 and 2005.

(17)

Increase in earnings from continuing operations
	Three months ended March 31
(In millions)	2006	2005

Total adjustment	$118	$206

Previously reported earnings from continuing operations	$2,226	$1,828
Percent variation from previously reported earnings from continuing operations	5.3%	11.3%

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

Overview

Restated revenues for the first quarter of 2006 were $14.0 billion, a $0.9 billion (7%) increase over the first quarter of 2005. Revenues for the first quarters of 2006 and 2005 included $0.4 billion and $0.1 billion of revenue from acquisitions, respectively, and in 2006 were reduced by $0.3 billion as a result of dispositions. Revenues increased $0.2 billion and $0.3 billion in the first quarters of 2006 and 2005, respectively, related to the 2007 restatement. Revenues also increased $0.9 billion compared with the first quarter of 2005 as a result of organic revenue growth, partially offset by the strengthening U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Restated earnings were $2.3 billion, up 15% from $2.0 billion in the first quarter of 2005.

(18)

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

The restated provision for income taxes was $0.4 billion for the first quarter of 2006 (effective tax rate of 14.5%), compared with $0.3 billion for the first quarter of 2005 (effective tax rate of 12.3%). The tax rate increased primarily as a result of the absence of the one-time benefit that resulted from the 2005 reorganization of our foreign aircraft leasing operations, partially offset by growth in lower-taxed earnings from global operations.

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

(19)

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

Summary of Operating Segments

	Three months ended March 31 (Unaudited)
(In millions)	2006 (Restated)	2005 (Restated)

Revenues
GE Commercial Finance	$5,484	$5,072
GE Consumer Finance	5,090	4,689
GE Industrial	8,140	7,668
GE Infrastructure	10,152	9,374
Total segment revenues	28,866	26,803
GECC corporate items and eliminations, as restated(a)	654	851
Total revenues	29,520	27,654
Less portion of GE revenues not included in GECC	(15,537)	(14,533)
Total revenues in GECC	$13,983	$13,121

Segment profit
GE Commercial Finance	$1,174	$926
GE Consumer Finance	836	735
GE Industrial	600	526
GE Infrastructure	1,703	1,540
Total segment profit	4,313	3,727
GECC corporate items and eliminations, as restated	72	174
Less portion of GE segment profit not included in GECC	(2,041)	(1,867)
Earnings in GECC from continuing operations	2,344	2,034
Earnings in GECC from discontinued operations, net of taxes	128	249
Total net earnings in GECC	$2,472	$2,283

(a)	Primarily revenues associated with our insurance activities remaining in continuing operations that were previously reported in the GE Commercial Finance segment.

(20)

GE Commercial Finance

	Three months ended March 31
(In millions)	2006	2005

Revenues	$5,484	$5,072
Less portion of GE Commercial Finance not included in GECC	(179)	(151)
Total revenues in GECC	$5,305	$4,921

Segment profit	$1,174	$926
Less portion of GE Commercial Finance not included in GECC	(81)	(77)
Total segment profit in GECC	$1,093	$849

	At
(In millions)	3/31/06	3/31/05	12/31/05

Total assets	$195,209	$187,626	$190,546
Less portion of GE Commercial Finance not included in GECC	(1,880)	1,490	(1,408)
Total assets in GECC	$193,329	$189,116	$189,138

	Three months ended March 31
(In millions)	2006	2005

Revenues in GE
Capital Solutions	$2,820	$2,889
Real Estate	1,075	898

Segment profit in GE
Capital Solutions	$339	$286
Real Estate	441	310

	At
(In millions)	3/31/06	3/31/05	12/31/05

Assets in GE
Capital Solutions	$88,661	$86,230	$87,306
Real Estate	37,566	36,299	35,323

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

(21)

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

(22)

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

(23)

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

(24)

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

(25)

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

Item 4. Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

As of January 1, 2007, we modified our commercial paper hedging program and adopted documentation for interest rate swaps that we believe complies with the requirements of SFAS 133 and remediated the related internal control weakness. In connection with this amended Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

As previously reported, there was no change in our internal control over financial reporting during the quarter ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(26)

Part II. Other Information

Item 6. Exhibits

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.*
Exhibit 99	Financial Measures that Supplement Generally Accepted Accounting Principles.
* Filed electronically herewith.

(27)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
January 19, 2007	/s/ Philip D. Ameen
Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(28)