Form 10-Q/A
period 2006-06-30
GENERAL ELECTRIC CAPITAL CORP
filed 2007-01-19
CIK 40554

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

(2)

Explanatory Note

Overview

General Electric Capital Corporation (GECC) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2006, to amend and restate financial statements and other financial information for the three and six months ended June 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by GECC, and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. We have not found that any of our hedge positions were inconsistent with our risk management policies or economic objectives.

For the three and six months ended June 30, 2006 and 2005, this non-cash restatement had the following earnings effects:

	Effects of Correction
	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Increase (decrease) in earnings from
continuing operations	$82	$(118)	$200	$88

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

Amendment to this Form 10-Q

The following sections of this Form 10-Q have been revised to reflect the restatement: Part I - Item 1 - Financial Statements, - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and - Item 4 - Controls and Procedures; and Part II - Exhibits are revised in this filing to reflect the restatement. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q do not reflect any events that have occurred after this Form 10-Q was initially filed on July 24, 2006.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned hedge accounting on affected line items within our previously reported Statements of Earnings for the period ended June 30, 2006 and 2005. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

Effects on Statements of Earnings

	Three months ended June 30		Six months ended June 30
(Income (expense);in millions)	2006	2005	2006	2005

Commercial paper interest rate swap
adjustment (note 1)(a)	$128	$(208)	$308	$119
Interest	7	13	22	27
Earnings from continuing operations before
income taxes	135	(195)	330	146
Provision for income taxes	(53)	77	(130)	(58)
Earnings from continuing operations	82	(118)	200	88
Net earnings	82	(118)	200	88
Retained earnings at beginning of period	(303)	(547)	(421)	(753)
Retained earnings at end of period	(221)	(665)	(221)	(665)

(a)	Included in total revenues.

(4)

For additional information relating to the effect of the restatement, see the following items:

Part I:

Item 1 - Financial Statements
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4 - Controls and Procedures

Part II:
Item 6 - Exhibits

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the three and six months ended June 30, 2006 and 2005.

(5)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended June 30		Six months ended June 30
(In millions)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Revenues
Revenues from services (note 3)	$13,639	$12,487	$26,887	$24,607
Sales of goods	712	664	1,267	1,338
Commercial paper interest rate swap adjustment (note 1)	128	(208)	308	119
Total revenues	14,479	12,943	28,462	26,064

Costs and expenses
Interest	4,167	3,534	8,176	6,878
Operating and administrative	4,255	4,154	8,421	8,205
Cost of goods sold	659	628	1,172	1,263
Investment contracts, insurance losses and insurance
annuity benefits	163	217	311	419
Provision for losses on financing receivables	891	960	1,716	1,888
Depreciation and amortization	1,565	1,393	3,051	3,014
Minority interest in net earnings of consolidated
affiliates	51	29	145	50
Total costs and expenses	11,751	10,915	22,992	21,717

Earnings from continuing operations before
income taxes	2,728	2,028	5,470	4,347
Provision for income taxes	(231)	(108)	(629)	(393)

Earnings from continuing operations	2,497	1,920	4,841	3,954
Earnings (loss) from discontinued operations, net of
taxes (note 2)	(103)	85	25	334

Net earnings	2,394	2,005	4,866	4,288
Dividends	(1,259)	(1,634)	(6,008)	(1,873)
Retained earnings at beginning of period	33,229	36,238	35,506	34,194
Retained earnings at end of period	$34,364	$36,609	$34,364	$36,609

The notes to condensed, consolidated financial statements are an integral part of this statement.

(6)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position
(In millions)	June 30, 2006 (Restated)	December 31, 2005 (Restated)
(Unaudited)
Assets
Cash and equivalents	$6,713	$5,996
Investment securities	19,966	18,467
Inventories	165	159
Financing receivables - net (note 4)	299,895	284,567
Other receivables	32,335	25,250
Buildings and equipment, less accumulated amortization of $21,743
and $21,271	54,185	50,936
Intangible assets - net (note 5)	24,134	23,086
Other assets	53,892	49,507
Assets of discontinued operations (note 2)	15,072	17,291
Total assets	$506,357	$475,259

Liabilities and equity
Borrowings (note 6)	$382,374	$355,885
Accounts payable	14,750	14,345
Investment contracts, insurance liabilities and insurance annuity benefits	12,247	12,094
Other liabilities	17,153	16,269
Deferred income taxes	11,088	11,069
Liabilities of discontinued operations (note 2)	14,370	13,195
Total liabilities	451,982	422,857

Minority interest in equity of consolidated affiliates	2,269	2,212

Capital stock	56	56
Accumulated gains (losses) - net
Investment securities	279	744
Currency translation adjustments	3,428	2,343
Cash flow hedges	13	(367)
Minimum pension liabilities	(192)	(147)
Additional paid-in capital	14,158	12,055
Retained earnings	34,364	35,506
Total shareowner’s equity	52,106	50,190
Total liabilities and equity	$506,357	$475,259

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and amounted to $3,528 million and $2,573 million at June 30, 2006, and December 31, 2005, respectively.

The notes to condensed, consolidated financial statements are an integral part of this statement.

(7)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Six months ended June 30
	2006 (Restated) (a)	2005 (Restated) (a)
Cash flows - operating activities
Net earnings	$4,866	$4,288
Earnings from discontinued operations	(25)	(334)
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization	3,051	3,014
Increase in accounts payable	681	35
Provision for losses on financing receivables	1,716	1,888
All other operating activities	(887)	(1,258)
Cash from operating activities - continuing operations	9,402	7,633
Cash from (used for) operating activities - discontinued operations	(275)	2,816
Cash from operating activities	9,127	10,449

Cash flows - investing activities
Additions to buildings and equipment	(5,693)	(4,876)
Dispositions of buildings and equipment	2,307	2,888
Increase in loans to customers	(151,600)	(129,844)
Principal collections from customers - loans	140,322	133,861
Investment in financing leases	(12,956)	(11,401)
Principal collections from customers - financing leases	8,902	11,443
Net change in credit card receivables	1,423	567
Payments for principal businesses purchased	(3,509)	(6,842)
Proceeds from sales of discontinued operations	2,753	2,578
All other investing activities	(8,287)	(1,777)
Cash used for investing activities - continuing operations	(26,338)	(3,403)
Cash from (used for) investing activities - discontinued operations	278	(2,153)
Cash used for investing activities	(26,060)	(5,556)

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(2,862)	(6,087)
Newly issued debt:
Short-term (91 to 365 days)	422	651
Long-term (longer than one year)	45,173	39,480
Non-recourse, leveraged lease	80	131
Repayments and other debt reductions:
Short-term (91 to 365 days)	(19,211)	(30,236)
Long-term (longer than one year)	(1,821)	(6,990)
Non-recourse, leveraged lease	(522)	(616)
Dividends paid to shareowner	(5,647)	(1,873)
All other financing activities	2,041	(333)
Cash from (used for) financing activities - continuing operations	17,653	(5,873)
Cash used for financing activities - discontinued operations	(36)	(691)
Cash from (used for) financing activities	17,617	(6,564)

Increase (decrease) in cash and equivalents	684	(1,671)
Cash and equivalents at beginning of year	6,182	9,840
Cash and equivalents at June 30	6,866	8,169
Less cash and equivalents of discontinued operations at June 30	153	1,469
Cash and equivalents of continuing operations at June 30	$6,713	$6,700

The notes to condensed, consolidated financial statements are an integral part of this statement.
(a)	Certain individual line items within cash from operating activities have been restated.

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

2007 Restatement

General Electric Capital Corporation (GECC) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2006, to amend and restate financial statements and other financial information for the three and six months ended June 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by GECC, and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

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

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

Effects of the restatement by line item follow:

	Three months ended June 30				Six months ended June 30
	2006		2005		2006		2005
(In millions)(unaudited)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Commercial paper interest rate
swap adjustment(a)	$-	$128	$-	$(208)	$-	$308	$-	$119
Interest	4,174	4,167	3,547	3,534	8,198	8,176	6,905	6,878
Earnings from continuing operations
before income taxes	2,593	2,728	2,223	2,028	5,140	5,470	4,201	4,347
Provision for income taxes	(178)	(231)	(185)	(108)	(499)	(629)	(335)	(393)
Earnings from continuing operations	2,415	2,497	2,038	1,920	4,641	4,841	3,866	3,954
Net earnings	2,312	2,394	2,123	2,005	4,666	4,866	4,200	4,288
Retained earnings at beginning
of period	33,532	33,229	36,785	36,238	35,927	35,506	34,947	34,194
Retained earnings at end of period	34,585	34,364	37,274	36,609	34,585	34,364	37,274	36,609

(a)	Included in total revenues.

	At
	6/30/06		12/31/05
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated

Statement of Financial Position

Other assets	$53,870	$53,892	$49,521	$49,507
Total assets	506,335	506,357	475,273	475,259

Accounts payable	14,634	14,750	14,345	14,345
Other liabilities	17,130	17,153	16,269	16,269
Deferred income taxes	11,224	11,088	11,085	11,069
Total liabilities	451,979	451,982	422,873	422,857

Cash flow hedges	(227)	13	(790)	(367)
Retained earnings	34,585	34,364	35,927	35,506
Total shareowner’s equity	52,087	52,106	50,188	50,190
Total liabilities and equity	506,335	506,357	475,273	475,259

(10)

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

(11)

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

(12)

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

(13)

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

	Three months ended June 30		Six months ended June 30
(In millions)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Net earnings	$2,394	$2,005	$4,866	$4,288
Investment securities - net	(302)	451	(465)	49
Currency translation adjustments - net	1,384	(2,252)	1,085	(2,019)
Cash flow hedges - net	166	(12)	380	126
Minimum pension liabilities - net	(35)	(5)	(45)	(11)
Total	$3,607	$187	$5,821	$2,433

(15)

8. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	6/30/06	12/31/05

Receivables secured by:
Equipment	$10,201	$12,949
Commercial real estate	10,559	11,437
Residential real estate	7,478	8,882
Other assets	14,206	12,869
Credit card receivables	11,355	10,039
Total securitized assets	$53,799	$56,176

	At
(In millions)	6/30/06	12/31/05

Off-balance sheet(a)(b)	$38,930	$38,272
On-balance sheet(c)	14,869	17,904
Total securitized assets	$53,799	$56,176

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 Restatement

As discussed in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, we are restating financial statements and other financial information for the three and six months ended June 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by GECC, and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging

(16)

Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

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

The following table sets forth the effects of the errors in accounting for interest rate swaps related to our commercial paper hedging program, more fully described beginning on page 3, on our previously reported earnings for the three and six months ended June 30, 2006 and 2005.

	Increase (decrease) in earnings from continuing operations
	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Total adjustment	$82	$(118)	$200	$88

Previously reported earnings from continuing
operations	$2,415	$2,038	$4,641	$3,866

Percent variation from previously reported
earnings from continuing operations	3.4%	(5.8)%	4.3%	2.3%

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

(17)

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

Overview

Restated revenues for the second quarter of 2006 were $14.5 billion, a $1.5 billion (12%) increase over the second quarter of 2005. Revenues for the second quarter of 2006 included $0.4 billion of revenue from acquisitions. Revenues increased $0.1 billion and were reduced by $0.2 billion in the second quarters of 2006 and 2005, respectively, related to the 2007 restatement. Revenues also increased $0.9 billion compared with the second quarter of 2005 as a result of organic revenue growth and the consolidation of GE SeaCo, an entity previously accounted for using the equity method, partially offset by the strengthening U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Restated earnings were $2.5 billion, up 30% from $1.9 billion in the second quarter of 2005, primarily as a result of core growth and gain on sale of a business interest at Equipment Services reported in GECC corporate items and eliminations.

Restated revenues for the first six months of 2006 were $28.5 billion, a $2.4 billion (9%) increase over the first six months of 2005. Revenues for the first six months of 2006 and 2005 included $0.8 billion and $0.1 billion of revenue from acquisitions, respectively, and in 2006 were reduced by $0.3 billion as a result of dispositions. Revenues increased $0.3 billion and $0.1 billion for the first six months of 2006 and 2005, respectively, related to the 2007 restatement. Revenues also increased $1.7 billion compared with the first six months of 2005 as a result of organic revenue growth and the consolidation of GE SeaCo, partially offset by the strengthening U.S. dollar. Restated earnings were $4.8 billion, up 22% from $4.0 billion during the first six months of 2005, primarily as a result of core growth, acquisitions and gain on sale of a business interest at Equipment Services, partially offset by the effects of the strengthening U.S. dollar.

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

(18)

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

The restated provision for income taxes was $0.2 billion for the second quarter of 2006 (effective tax rate of 8.5%), compared with $0.1 billion for the second quarter of 2005 (effective tax rate of 5.3%). The tax rate increased primarily as a result of growth in pre-tax earnings that was principally from sources subject to tax at a rate higher than the average rate for 2005, partially offset by growth in lower-taxed earnings from global operations.

The restated provision for income taxes was $0.6 billion for the first six months of 2006 (effective tax rate of 11.5%), compared with $0.4 billion for the first six months of 2005 (effective tax rate of 9.0%). The tax rate increased primarily as a result of growth in pre-tax earnings that was principally from sources subject to tax at a rate higher than the average rate for 2005, partially offset by growth in lower-taxed earnings from global operations.

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

(19)

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

Summary of Operating Segments

	Three months ended June 30		Six months ended June 30
(In millions)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Revenues
GE Commercial Finance	$5,527	$4,929	$11,011	$10,001
GE Consumer Finance	5,268	4,928	10,358	9,617
GE Industrial	8,788	8,253	16,928	15,921
GE Infrastructure	11,332	10,221	21,484	19,595
Total segment revenues	30,915	28,331	59,781	55,134
GECC corporate items and eliminations, as restated(a)	690	316	1,344	1,167
Total revenues	31,605	28,647	61,125	56,301
Less portion of GE revenues not included in GECC	(17,126)	(15,704)	(32,663)	(30,237)
Total revenues in GECC	$14,479	$12,943	$28,462	$26,064

Segment profit
GE Commercial Finance	$1,057	$872	$2,231	$1,798
GE Consumer Finance	880	735	1,716	1,470
GE Industrial	729	635	1,329	1,161
GE Infrastructure	2,107	1,916	3,810	3,456
Total segment profit	4,773	4,158	9,086	7,885
GECC corporate items and eliminations, as restated	132	(42)	204	132
Less portion of GE segment profit not included
in GECC	(2,408)	(2,196)	(4,449)	(4,063)
Earnings in GECC from continuing operations	2,497	1,920	4,841	3,954
Earnings (loss) in GECC from discontinued
operations, net of taxes	(103)	85	25	334
Total net earnings in GECC	$2,394	$2,005	$4,866	$4,288

(a)	Primarily revenues associated with our insurance activities remaining in continuing operations that were previously reported in the GE Commercial Finance segment.

(20)

GE Commercial Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues	$5,527	$4,929	$11,011	$10,001
Less portion of GE Commercial Finance not
included in GECC	(181)	(135)	(360)	(286)
Total revenues in GECC	$5,346	$4,794	$10,651	$9,715

Segment profit	$1,057	$872	$2,231	$1,798
Less portion of GE Commercial Finance not
included in GECC	(96)	(62)	(177)	(139)
Total segment profit in GECC	$961	$810	$2,054	$1,659

	At
(In millions)	6/30/06	6/30/05	12/31/05

Total assets	$206,510	$185,665	$190,546
Less portion of GE Commercial Finance not
included in GECC	1,683	(340)	(1,408)
Total assets in GECC	$208,193	$185,325	$189,138

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues in GE
Capital Solutions	$3,047	$2,856	$5,867	$5,745
Real Estate	1,047	744	2,122	1,642

Segment profit in GE
Capital Solutions	$433	$325	$772	$611
Real Estate	334	240	775	550

	At
(In millions)	6/30/06	6/30/05	12/31/05

Assets in GE
Capital Solutions	$90,710	$85,069	$87,306
Real Estate	44,144	35,619	35,323

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

(21)

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

(22)

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

(23)

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

(24)

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

(25)

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

(26)

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

Item 4. Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial

(27)

reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

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

As previously reported, there was no change in our internal control over financial reporting during the quarter ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(28)

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

(29)