Form 10-Q/A
period 2006-09-30
GENERAL ELECTRIC CAPITAL CORP
filed 2007-01-19
CIK 40554

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

(2)

Explanatory Note

Overview

General Electric Capital Corporation (GECC) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2006, to amend and restate financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by GECC, and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. We have not found that any of our hedge positions were inconsistent with our risk management policies or economic objectives.

For the three and nine months ended September 30, 2006 and 2005, this non-cash restatement had the following earnings effects:

	Effects of Correction
	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Increase (decrease) in earnings from
continuing operations	$(81)	$154	$119	$242

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

Amendment to this Form 10-Q

The following sections of this Form 10-Q have been revised to reflect the restatement: Part I - Item 1 - Financial Statements, - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and - Item 4 - Controls and Procedures; and Part II - Exhibits are revised in this filing to reflect the restatement. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q do not reflect any events that have occurred after this Form 10-Q was initially filed on October 30, 2006.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned hedge accounting on affected line items within our previously reported Statements of Earnings for the period ended September 30, 2006 and 2005. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

Effects on Statements of Earnings

	Three months ended September 30		Nine months ended September 30
(Income (expense);in millions)	2006	2005	2006	2005

Commercial paper interest rate swap
adjustment (note 1)(a)	$(139)	$240	$169	$359
Interest	5	14	27	41
Earnings from continuing operations before
income taxes	(134)	254	196	400
Provision for income taxes	53	(100)	(77)	(158)
Earnings from continuing operations	(81)	154	119	242
Net earnings	(81)	154	119	242
Retained earnings at beginning of period	(221)	(665)	(421)	(753)
Retained earnings at end of period	(302)	(511)	(302)	(511)

(a)	Included in total revenues.

(4)

For additional information relating to the effect of the restatement, see the following items:

Part I:

Item 1 - Financial Statements
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4 - Controls and Procedures

Part II:
Item 6 - Exhibits

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005.

(5)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended September 30		Nine months ended September 30
(In millions)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Revenues
Revenues from services (note 3)	$14,787	$13,241	$41,674	$37,848
Sales of goods	519	543	1,786	1,881
Commercial paper interest rate swap adjustment (note 1)	(139)	240	169	359
Total revenues	15,167	14,024	43,629	40,088

Costs and expenses
Interest	4,692	3,455	12,868	10,333
Operating and administrative	4,301	4,065	12,722	12,270
Cost of goods sold	480	505	1,652	1,768
Investment contracts, insurance losses and insurance
annuity benefits	169	274	480	693
Provision for losses on financing receivables	961	1,091	2,677	2,979
Depreciation and amortization	1,648	1,560	4,699	4,574
Minority interest in net earnings of consolidated
affiliates	60	66	205	116
Total costs and expenses	12,311	11,016	35,303	32,733

Earnings from continuing operations before
income taxes	2,856	3,008	8,326	7,355
Provision for income taxes	(248)	(434)	(877)	(827)

Earnings from continuing operations	2,608	2,574	7,449	6,528
Earnings (loss) from discontinued operations, net of
taxes (note 2)	(70)	330	(45)	664

Net earnings	2,538	2,904	7,404	7,192
Dividends	(1,081)	(3,693)	(7,089)	(5,566)
Retained earnings at beginning of period	34,364	36,609	35,506	34,194
Retained earnings at end of period	$35,821	$35,820	$35,821	$35,820

The notes to condensed, consolidated financial statements are an integral part of this statement.

(6)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position
(In millions)	September 30, 2006 (Restated)	December 31, 2005 (Restated)
(Unaudited)
Assets
Cash and equivalents	$8,985	$5,996
Investment securities	19,873	18,467
Inventories	174	159
Financing receivables - net (note 4)	305,500	284,567
Other receivables	34,133	25,250
Buildings and equipment, less accumulated amortization of $22,517
and $21,271	56,320	50,936
Intangible assets - net (note 5)	24,620	23,086
Other assets	59,340	49,507
Assets of discontinued operations (note 2)	15,522	17,291
Total assets	$524,467	$475,259

Liabilities and equity
Borrowings (note 6)	$398,803	$355,885
Accounts payable	13,568	14,345
Investment contracts, insurance liabilities and insurance annuity benefits	12,484	12,094
Other liabilities	17,677	16,269
Deferred income taxes	11,069	11,069
Liabilities of discontinued operations (note 2)	14,700	13,195
Total liabilities	468,301	422,857

Minority interest in equity of consolidated affiliates	2,283	2,212

Capital stock	56	56
Accumulated gains (losses) - net
Investment securities	408	744
Currency translation adjustments	3,791	2,343
Cash flow hedges	(158)	(367)
Minimum pension liabilities	(193)	(147)
Additional paid-in capital	14,158	12,055
Retained earnings	35,821	35,506
Total shareowner’s equity	53,883	50,190
Total liabilities and equity	$524,467	$475,259

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and amounted to $3,848 million and $2,573 million at September 30, 2006, and December 31, 2005, respectively.

The notes to condensed, consolidated financial statements are an integral part of this statement.

(7)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Nine months ended September 30
	2006 (Restated) (a)	2005 (Restated) (a)
Cash flows - operating activities
Net earnings	$7,404	$7,192
Loss (earnings) from discontinued operations	45	(664)
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization	4,699	4,574
Decrease in accounts payable	(448)	(88)
Provision for losses on financing receivables	2,677	2,979
All other operating activities	606	1,411
Cash from operating activities - continuing operations	14,983	15,404
Cash from (used for) operating activities - discontinued operations	(307)	4,432
Cash from operating activities	14,676	19,836

Cash flows - investing activities
Additions to buildings and equipment	(8,362)	(7,742)
Dispositions of buildings and equipment	3,752	3,987
Increase in loans to customers	(230,800)	(212,262)
Principal collections from customers - loans	211,422	206,261
Investment in financing leases	(18,861)	(16,886)
Principal collections from customers - financing leases	15,793	17,875
Net change in credit card receivables	743	(641)
Payments for principal businesses purchased	(6,898)	(6,743)
Proceeds from sales of discontinued operations	2,753	5,865
All other investing activities	(11,665)	(864)
Cash used for investing activities - continuing operations	(42,123)	(11,150)
Cash from (used for) investing activities - discontinued operations	344	(6,069)
Cash used for investing activities	(41,779)	(17,219)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	978	(8,013)
Newly issued debt:
Short-term (91 to 365 days)	605	1,697
Long-term (longer than one year)	61,596	46,980
Non-recourse, leveraged lease	920	172
Repayments and other debt reductions:
Short-term (91 to 365 days)	(24,859)	(29,795)
Long-term (longer than one year)	(3,928)	(9,458)
Non-recourse, leveraged lease	(597)	(682)
Dividends paid to shareowner	(6,729)	(5,566)
All other financing activities	2,143	(1,768)
Cash from (used for) financing activities - continuing operations	30,129	(6,433)
Cash from (used for) financing activities - discontinued operations	(37)	249
Cash from (used for) financing activities	30,092	(6,184)

Increase (decrease) in cash and equivalents	2,989	(3,567)
Cash and equivalents at beginning of year	6,182	9,840
Cash and equivalents at September 30	9,171	6,273
Less cash and equivalents of discontinued operations at September 30	186	109
Cash and equivalents of continuing operations at September 30	$8,985	$6,164

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

2007 Restatement

General Electric Capital Corporation (GECC) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2006, to amend and restate financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by GECC, and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

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

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

Effects of the restatement by line item follow:

	Three months ended September 30				Nine months ended September 30
	2006		2005		2006		2005
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Commercial paper interest rate
swap adjustment(a)	$-	$(139)	$-	$240	$-	$169	$-	$359
Interest	4,697	4,692	3,469	3,455	12,895	12,868	10,374	10,333
Earnings from continuing operations
before income taxes	2,990	2,856	2,754	3,008	8,130	8,326	6,955	7,355
Provision for income taxes	(301)	(248)	(334)	(434)	(800)	(877)	(669)	(827)
Earnings from continuing operations	2,689	2,608	2,420	2,574	7,330	7,449	6,286	6,528
Net earnings	2,619	2,538	2,750	2,904	7,285	7,404	6,950	7,192
Retained earnings at beginning
of period	34,585	34,364	37,274	36,609	35,927	35,506	34,947	34,194
Retained earnings at end of period	36,123	35,821	36,331	35,820	36,123	35,821	36,331	35,820

(a)	Included in total revenues.

	9/30/06		12/31/05
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated

Statement of Financial Position

Other assets	$59,366	$59,340	$49,521	$49,507
Total assets	524,493	524,467	475,273	475,259

Accounts payable	13,499	13,568	14,345	14,345
Other liabilities	17,663	17,677	16,269	16,269
Deferred income taxes	11,169	11,069	11,085	11,069
Total liabilities	468,318	468,301	422,873	422,857

Cash flow hedges	(451)	(158)	(790)	(367)
Retained earnings	36,123	35,821	35,927	35,506
Total shareowner’s equity	53,892	53,883	50,188	50,190
Total liabilities and equity	524,493	524,467	475,273	475,259

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

(11)

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

(13)

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

(14)

7. A summary of increases (decreases) in shareowner’s equity, net of income taxes, that did not result directly from transactions with the shareowner follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Net earnings	$2,538	$2,904	$7,404	$7,192
Investment securities - net	129	(459)	(336)	(410)
Currency translation adjustments - net	363	224	1,448	(1,795)
Cash flow hedges - net	(171)	(13)	209	113
Minimum pension liabilities - net	(1)	4	(46)	(7)
Total	$2,858	$2,660	$8,679	$5,093

8. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	9/30/06	12/31/05

Receivables secured by:
Equipment	$9,640	$12,949
Commercial real estate	9,906	11,437
Residential real estate	7,726	8,882
Other assets	14,758	12,869
Credit card receivables	12,853	10,039
Trade receivables	163	-
Total securitized assets	$55,046	$56,176

	At
(In millions)	9/30/06	12/31/05

Off-balance sheet(a)(b)	$41,390	$38,272
On-balance sheet(c)	13,656	17,904
Total securitized assets	$55,046	$56,176

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

(15)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 Restatement

As discussed in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, we are restating financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by GECC, and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

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

The following table sets forth the effects of the errors in accounting for interest rate swaps related to our commercial paper hedging program, more fully described beginning on page 3, on our previously reported earnings for the three and nine months ended September 30, 2006 and 2005.

(16)

	Increase (decrease) in earnings from continuing operations
	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Total adjustment	$(81)	$154	$119	$242

Previously reported earnings from continuing
operations	$2,689	$2,420	$7,330	$6,286
Percent variation from previously reported earnings
from continuing operations	(3.0)%	6.4%	1.6%	3.8%

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

Overview

Restated revenues for the third quarter of 2006 were $15.2 billion, a $1.1 billion (8%) increase over the third quarter of 2005. Revenues for the third quarter of 2006 included $0.5 billion of revenue from acquisitions and were reduced by $0.2 billion as a result of dispositions. Revenues were reduced by $0.1 billion and increased $0.2 billion in the third quarters of 2006 and 2005, respectively, related to the 2007 restatement. Revenues also increased $1.2 billion compared with the third quarter of 2005 as a result of organic revenue growth, the weakening U.S. dollar and the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of

(17)

businesses acquired for investment) and currency exchange rates. Restated earnings were $2.6 billion, up 1% from $2.6 billion in the third quarter of 2005, primarily as a result of core growth and acquisitions.

Restated revenues for the first nine months of 2006 were $43.6 billion, a $3.5 billion (9%) increase over the first nine months of 2005. Revenues for the first nine months of 2006 and 2005 included $1.3 billion and $0.1 billion of revenue from acquisitions, respectively, and in 2006 were reduced by $0.4 billion as a result of dispositions. Revenues increased $0.2 billion and $0.4 billion for the first nine months of 2006 and 2005, respectively, related to the 2007 restatement. Revenues also increased $3.0 billion compared with the first nine months of 2005 as a result of organic revenue growth and the consolidation of GE SeaCo, partially offset by the strengthening U.S. dollar. Restated earnings were $7.4 billion, up 14% from $6.5 billion during the first nine months of 2005, primarily as a result of core growth, acquisitions and gain on sale of a business interest at Equipment Services, partially offset by the effects of the strengthening U.S. dollar.

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

The restated provision for income taxes was $0.2 billion for the third quarter of 2006 (effective tax rate of 8.7%), compared with $0.4 billion for the third quarter of 2005 (effective tax rate of 14.4%). The tax rate decreased primarily because of growth in lower-taxed earnings from global operations and lower state taxes, partially offset by the absence of the 2005 one-time benefits from the reorganization of our foreign aircraft leasing operations.

The restated provision for income taxes was $0.9 billion for the first nine months of 2006 (effective tax rate of 10.5%), compared with $0.8 billion for the first nine months of 2005 (effective tax rate of 11.2%). The tax rate decreased primarily because of growth in lower-taxed earnings from global operations and lower state taxes. This

(18)

decrease was partially offset by the absence of the 2005 one-time benefits from the reorganization of our foreign aircraft leasing operations.

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

We have reclassified certain prior-period amounts to conform to the current period’s presentation.

(19)

Summary of Operating Segments

	Three months ended September 30		Nine months ended September 30
(In millions)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Revenues
GE Commercial Finance	$6,006	$5,414	$17,017	$15,415
GE Money(a)	5,590	4,913	15,948	14,530
GE Industrial	8,526	8,257	25,454	24,178
GE Infrastructure	12,104	10,128	33,588	29,723
Total segment revenues	32,226	28,712	92,007	83,846
GECC corporate items and eliminations, as restated(b)	312	791	1,656	1,958
Total revenues	32,538	29,503	93,663	85,804
Less portion of GE revenues not included in GECC	(17,371)	(15,479)	(50,034)	(45,716)
Total revenues in GECC	$15,167	$14,024	$43,629	$40,088

Segment profit
GE Commercial Finance	$1,290	$1,212	$3,521	$3,010
GE Money(a)	916	810	2,632	2,280
GE Industrial	692	629	2,021	1,790
GE Infrastructure	2,336	1,880	6,146	5,336
Total segment profit	5,234	4,531	14,320	12,416
GECC corporate items and eliminations, as restated	(106)	184	98	316
Less portion of GE segment profit not included
in GECC	(2,520)	(2,141)	(6,969)	(6,204)
Earnings in GECC from continuing operations	2,608	2,574	7,449	6,528
Earnings (loss) in GECC from discontinued
operations, net of taxes	(70)	330	(45)	664
Total net earnings in GECC	$2,538	$2,904	$7,404	$7,192

(a)	Formerly known as GE Consumer Finance.
(b)	Included revenues associated with our insurance activities remaining in continuing operations that were previously reported in the GE Commercial Finance segment.

(20)

GE Commercial Finance

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues	$6,006	$5,414	$17,017	$15,415
Less portion of GE Commercial Finance not
included in GECC	(221)	(213)	(581)	(499)
Total revenues in GECC	$5,785	$5,201	$16,436	$14,916

Segment profit	$1,290	$1,212	$3,521	$3,010
Less portion of GE Commercial Finance not
included in GECC	(75)	(100)	(252)	(239)
Total segment profit in GECC	$1,215	$1,112	$3,269	$2,771

	At
(In millions)	9/30/06	9/30/05	12/31/05

Total assets	$215,276	$183,139	$190,546
Less portion of GE Commercial Finance not
included in GECC	2,821	(387)	(1,408)
Total assets in GECC	$218,097	$182,752	$189,138

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues in GE
Capital Solutions	$3,101	$2,834	$8,968	$8,579
Real Estate	1,328	1,022	3,450	2,664

Segment profit in GE
Capital Solutions	$525	$444	$1,297	$1,055
Real Estate	440	343	1,215	893

	At
(In millions)	9/30/06	9/30/05	12/31/05

Assets in GE
Capital Solutions	$92,560	$83,724	$87,306
Real Estate	48,525	34,845	35,323

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

(22)

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

(23)

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

(24)

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

(25)

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

(26)

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

(27)

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

Item 4. Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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

As previously reported, there was no change in our internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(28)

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
*Filed electronically herewith.

(29)

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

(30)