Form 10-K
period 2006-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 2007-02-27
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________
_____________________________ Commission file number 1-6461 _____________________________

General Electric Capital Corporation (Exact name of registrant as specified in its charter)

Delaware		13-1500700
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3135 Easton Turnpike, Fairfield, Connecticut	06828	203/373-2211
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered

6.625% Public Income Notes Due June 28, 2032		New York Stock Exchange
6.10% Public Income Notes Due November 15, 2032		New York Stock Exchange
5.875% Notes Due February 18, 2033		New York Stock Exchange
Step-Up Public Income Notes Due January 28, 2035		New York Stock Exchange
6.45% Notes Due June 15, 2046		New York Stock Exchange

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

At February 26, 2007, 3,985,403 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2006, are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

(1)

(2)

PART I

Item 1. Business.

General Electric Capital Corporation

General Electric Capital Corporation (GE Capital or GECC) was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. Until November 1987, our name was General Electric Credit Corporation. On July 2, 2001, we changed our state of incorporation to Delaware. All of our outstanding common stock is owned by General Electric Capital Services, Inc. (GE Capital Services or GECS), formerly General Electric Financial Services, Inc., the common stock of which is in turn wholly-owned, directly or indirectly, by General Electric Company (GE Company or GE). Financing and services offered by GE Capital are diversified, a significant change from the original business of GE Capital, which was, financing distribution and sale of consumer and other GE products. Currently, GE manufactures few of the products financed by GE Capital.

We operate in four of GE’s operating segments described below. These operations are subject to a variety of regulations in their respective jurisdictions. Our services are offered primarily in North America, Europe and Asia.

Our principal offices are located at 901 Main Avenue, Norwalk, CT, 06851-1187; we also maintain executive offices at 3135 Easton Turnpike, Fairfield, CT, 06828-0001. At December 31, 2006, our employment totaled approximately 81,000.

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

GE Commercial Finance

GE Commercial Finance (38.5%, 37.3% and 38.2% of total GECC revenues in 2006, 2005 and 2004, respectively) offers a broad range of financial services worldwide. We have particular mid-market expertise and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; commercial and residential real estate; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, telecommunications and healthcare industries.

(3)

During 2006, we made a number of acquisitions, the most significant of which were Arden Realty, Inc., a commercial real estate company in the U.S.; Banque Artesia Nederland N.V., a subsidiary of Dexia Group; the custom fleet business of National Australia Bank Ltd.; and several senior housing portfolios from Formation Capital LLC.

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

Our headquarters are in Norwalk, Connecticut with offices throughout North America, South America, Europe, Australia and Asia.

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

Real Estate

Real Estate offers a comprehensive range of capital and investment solutions, including equity capital for acquisition or development, as well as fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, parking facilities and industrial properties. Our typical real estate loans are intermediate term, may be either senior or subordinated, fixed or floating-rate, and are secured by existing income-producing commercial properties. Certain of our originations of low loan-to-value loans are conducted for term securitization within one year; certain of our equity investments, including properties we acquire for investment, are sold under favorable market conditions. We invest in, and provide restructuring financing for, portfolios of mortgage loans, limited partnerships and tax-exempt bonds.

In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g., market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales or sales prices. Rental income generally approximates operating expenses, which include depreciation and amortization.

(4)

GE Money

GE Money (36.4%, 36.1% and 31.5% of total GECC revenues in 2006, 2005 and 2004, respectively), formerly GE Consumer Finance, is a leading provider of financial services to consumers and retailers in over 50 countries around the world. We offer a full range of innovative financial products to suit customers’ needs. These products include private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; corporate travel and purchasing cards; debt consolidation; home equity loans; deposit and other savings products, and credit insurance on a global basis.

In 2006, as part of our continued global expansion, we made a number of acquisitions, the most significant of which was the private-label credit card portfolio of Hudson’s Bay Company, the largest department store retailer in Canada.

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

For further information about revenues, segment profit and total assets for GE Money, see the Segment Operations section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 17.

GE Industrial

GE Industrial (11.8%, 12.3% and 13.2% of total GECC revenues in 2006, 2005 and 2004, respectively) produces and sells products including consumer appliances, industrial equipment and plastics, and related services. We also provide asset management services for the transportation industry.

Our operations are located in North America, Europe, Asia and South America.

For further information about revenues and segment profit for GE Industrial, see the Segment Operations section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 17.

Equipment Services

Equipment Services is a provider of transport solutions for domestic and international supply chains. We offer a wide range of equipment leasing and intelligence-based asset management and logistics services for commercial and transportation equipment, including tractors, trailers, railroad rolling stock, modular space units, and land and marine shipping containers. Our operations are conducted in highly competitive markets. Economic conditions, geographic location, pricing and equipment availability are important factors in this business. Future success will depend upon our ability to maintain a large and diverse customer portfolio, optimize asset mix, maximize asset

(5)

utilization and manage credit risk as well as providing our customers with solutions to assist in asset and supply chain management.

GE Infrastructure

GE Infrastructure (10.0%, 9.4% and 8.6% of total GECC revenues in 2006, 2005 and 2004, respectively) produces, sells, finances and services equipment for the air transportation and energy generation industries. We also produce, sell and service equipment for the rail transportation and water treatment industries.

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

The North American commercial aviation industry improved during 2006 because of a strong revenue environment and continued cost reduction efforts by the airlines, despite rising fuel prices. Although these conditions have improved the overall industry outlook, the airlines continue to face challenges and financial pressure that affect a portion of our commercial aviation business. Several airlines are experiencing major restructuring and reorganization, including those who remain in, or recently emerged from, bankruptcy, while others could be candidates for further industry consolidation.

Energy Financial Services

Energy Financial Services offers structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance to the global energy and water industries and invests in operating assets in these industries. We operate in a highly competitive environment. Our competitors include banks, financial institutions, energy and water companies, and other finance and leasing companies. Competition is primarily based on price, that is interest rates and fees, as well as deal structure and terms. As we compete globally, our success is sensitive to the economic and political environment of each country in which we do business.

Discontinued Operations

Discontinued operations includes the results of GE Life, our U.K.-based life insurance operation; and Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations.

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

Forward-Looking Statements

This document contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the behavior of financial markets, including fluctuations in interest and exchange rates and commodity and equity prices; the commercial and consumer credit environment; the impact of regulation and regulatory, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses; future financial performance of major industries which we serve, including, without limitation, the air and rail transportation, energy generation, media, real estate and healthcare industries; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

Item 1A. Risk Factors.

The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 1. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The

(7)

following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and the consolidated financial statements and related notes included in this report.

Our businesses routinely encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we presently anticipate. Discussion about important operational risks that our businesses encounter can be found in the MD&A section and in the business descriptions included in the Business section of this Form 10-K. Below, we have described certain important strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will determine our future results.

Our global growth is subject to a number of economic and political risks

We conduct our operations in virtually every part of the world. Global economic developments affect businesses such as ours in many ways. Operations are subject to the effects of global competition. Our global business is affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful.

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

The success of our business depends on achieving our objectives for strategic acquisitions and dispositions

With respect to acquisitions and mergers, we may not be able to identify suitable candidates at terms acceptable to us, or may not achieve expected returns and other benefits as a result of integration challenges, such as personnel and technology. We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms, which are less than we had anticipated. In addition, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value. Correspondingly, we may be too optimistic about a particular business’s prospects, in which case we may be unable to find a buyer at a price acceptable to us and therefore may have potentially sacrificed enterprise value.

We are subject to a wide variety of laws and regulations

Our businesses are subject to regulation by U.S. federal and state laws and foreign laws, regulations and policies. Changes to laws or regulations may even require us to modify our business objectives if existing practices become more restricted, subject to escalating costs or prohibited outright. Particular risks include regulatory risks arising from local laws, such as laws which reduce the allowable lending rate or limit consumer borrowing, and from local liquidity regulations, that may increase the risks of not being able to retrieve assets and changes to tax law which may affect our return on investments. Our business and the industries in which we operate are also at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages.

(8)

Changes in the real estate markets are highly uncertain

We provide financing for the acquisition, refinancing and renovation of various types of properties. We also consider opportunities to buy and sell properties which may result in significant outlays or proceeds of cash, either individually or in the aggregate. The profitability of real estate investments is largely dependent upon the specific geographic market in which they are located and the perceived value of that market at the time of sale. We may have difficulty optimizing that mix and such activity may vary significantly from one year to the next.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business from various facilities, most of which are leased. The locations of our primary facilities are described in Item 1. Business.

Item 3. Legal Proceedings.

As previously reported, since January 2005, the U.S. Securities and Exchange Commission (SEC) staff has been conducting an investigation of the use of hedge accounting for derivatives by GE and GECC. In August 2005, the SEC staff advised GE that the SEC had issued a formal order of investigation in the matter. The SEC staff has continued to subpoenae documents and take testimony in this matter. GE and GECC continue to cooperate fully with its investigation.

       In the course of the SEC investigation, the SEC Enforcement staff raised certain concerns about the accounting for the use of interest rate swaps to fix certain otherwise variable interest costs in a portion of our commercial paper program at GECC. The SEC Enforcement staff referred such concerns to the Office of Chief Accountant (OCA). We and our auditors determined that our accounting for the commercial paper hedging program satisfied the requirements of Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and conveyed our views to the staff of OCA. Following our discussions, however, OCA communicated its view to us that our commercial paper hedging program as structured did not meet the SFAS 133 specificity requirement. Accordingly, we restated our previously reported financial results to eliminate hedge accounting for the interest rate swaps entered into as part of our commercial paper hedging program from January 1, 2001.

As previously disclosed, in August 2006, the New Jersey Department of Environmental Protections (DEP) issued an Administrative Order seeking a penalty of $142,000 for violations of the Clean Air Act at GECC’s Linden, New Jersey facility. The DEP has alleged that emissions from the facility exceeded thresholds established in the site’s permit. GECC has requested a hearing to contest the fine, and DEP has offered to settle the matter for 50% of the proposed penalty. GECC is continuing to discuss the matter with the state of New Jersey.

Item 4. Submission of Matters to a Vote of Security Holders.

Not required by this form.

(9)

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

(In millions)	2006	2005	2004	2003	2002

Revenues	$59,733	$53,723	$49,880	$42,123	$36,636
Earnings from continuing operations
before accounting changes	10,371	9,026	8,123	6,388	4,235
Earnings from discontinued operations,
net of taxes	15	900	467	1,396	1,215
Earnings before accounting changes	10,386	9,926	8,590	7,784	5,450
Net earnings	10,386	9,926	8,590	7,445	4,435
Shareowner’s equity	56,585	50,190	54,038	46,722	40,019
Short-term borrowings	168,896	149,679	147,293	146,865	120,859
Long-term borrowings	256,817	206,206	201,392	162,541	138,452
Return on average shareowner’s equity(a)	19.7%	18.4%	17.9%	15.5%	12.9%
Ratio of earnings to fixed charges	1.64	1.70	1.87	1.77	1.43
Ratio of earnings to combined fixed
charges and preferred stock dividends	1.64	1.70	1.86	1.76	1.43
Ratio of debt to equity	7.52:1	7.09:1	6.45:1	6.62:1	6.48:1
Financing receivables - net	$329,586	$284,567	$279,588	$245,503	$195,322
Total assets	543,665	475,259	566,984	506,778	439,205

(a)
Represents earnings from continuing operations before accounting changes divided by average total shareowner’s equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowner’s equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2006, is described in the Supplemental Information section.

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

We present Management’s Discussion of Operations in four parts: Overview of Our Earnings from 2004 through 2006, Global Risk Management, Segment Operations and Global Operations.

(10)

Overview of Our Earnings from 2004 through 2006

Our results over the last several years reflect the global economic environment in which we operate. Global markets have been, and remain, strong. Emerging markets continue to grow and to offer us new opportunities. Abundant global liquidity is providing us capital market opportunities, but reducing risk spreads. In these highly competitive markets, we have, over the last three years, achieved increased organic revenue growth and significantly accelerated our globalization. Revenues from our operations located outside the United States grew by more than 40% over this period. We also experienced a weaker U.S. dollar, escalating energy costs and higher fossil fuel-related raw material prices. Our debt continues to receive the highest ratings of the major rating agencies. Market developments in the commercial aviation industry also had significant effects on our results. At December 31, 2006, we had 1,419 commercial aircraft, of which all but one were on lease, and we held $14.0 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 63 aircraft ($4.3 billion list price) scheduled for delivery in 2007, all under agreement to commence operations with commercial airline customers. As the following pages show, our diversification and risk management strategies enabled us to continue to grow revenues and earnings to record levels during this challenging time.

GE Commercial Finance and GE Money, formerly GE Consumer Finance, (together, 73% and 81% of total three-year revenues and total segment profit, respectively) are large, profitable growth businesses in which we continue to invest with confidence. In a competitive environment, these businesses grew earnings by a combined $1.1 billion and $1.2 billion in 2006 and 2005, respectively. GE Commercial Finance and GE Money have delivered strong results through solid core growth, disciplined risk management and successful acquisitions. The most significant acquisitions affecting GE Commercial Finance and GE Money results in 2006 were the custom fleet business of National Australia Bank Ltd.; Antares Capital Corp.; the Transportation Financial Services Group of CitiCapital; and joint ventures with Garanti Bank and Hyundai Card Company. These acquisitions collectively contributed $0.9 billion and $0.3 billion to 2006 revenues and net earnings, respectively.

Overall, acquisitions contributed $2.0 billion, $3.0 billion and $3.3 billion to total revenues in 2006, 2005 and 2004, respectively. Our earnings in 2006, 2005 and 2004 included approximately $0.3 billion, $0.3 billion and $0.5 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our ongoing results through lower revenues of $0.5 billion, $1.4 billion and $2.4 billion in 2006, 2005 and 2004, respectively. This resulted in lower earnings of $0.1 billion, $0.4 billion and $0.3 billion in 2006, 2005 and 2004, respectively.

Significant matters relating to our Statement of Earnings are explained below.

Insurance Exit. In 2006, we substantially completed our planned exit of the insurance businesses through the sale of GE Life, our U.K.-based life insurance operation, to Swiss Reinsurance Company (Swiss Re). Also during 2006, we completed the sale of our remaining 18% investment in Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage operations, through a secondary public offering.

We reported the insurance businesses described above as discontinued operations for all periods presented. Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

(11)

Interest on borrowings amounted to $17.8 billion, $14.0 billion and $10.9 billion in 2006, 2005 and 2004, respectively. Changes over the three-year period reflected increased average borrowings and increased interest rates. Our average borrowings were $381.5 billion, $338.1 billion and $311.4 billion in 2006, 2005 and 2004, respectively. Our average composite effective interest rate was 4.7% in 2006, compared with 4.2% in 2005 and 3.6% in 2004. Proceeds of these borrowings were used in part to finance asset growth and acquisitions. In 2006, our average assets of $493.0 billion were 9% higher than in 2005, which in turn were 5% higher than in 2004. See the Financial Resources and Liquidity section for a discussion of interest rate risk management.

Income taxes are a significant cost. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, legislation, acquisitions, dispositions and the tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

Our effective tax rate was 10.0% in 2006, compared with 10.9% in 2005 and 16.6% in 2004. The 2006 rate decreased, as compared with 2005, primarily from growth in lower-taxed earnings from global operations and disposal of an investment in an associated company, partially offset by a smaller benefit on the reorganization, discussed below, of our aircraft leasing business. The increased benefits from lower-taxed earnings from global operations (1.8 percentage points) and the lower benefits from the reorganization of our aircraft leasing business (2.1 percentage points) are included in the line “Tax on global activities including exports” in note 13.

The 2005 rate reflects the net benefits, discussed below, of a reorganization of our aircraft leasing business and an increase in lower-taxed earnings from global operations. Together, these items more than account for the 8.3 percentage point decrease in rate from 2004 reflected in the line “Tax on global activities including exports” in note 13. Partially offsetting these benefits was the nonrecurrence of the benefits from 2004 favorable settlements with the U.S. Internal Revenue Service (IRS) and the low-taxed disposition of a majority interest in Genpact. The lack of counterparts to these items increased the 2005 tax rate by 1.7 percentage points. The favorable settlements with the IRS are included in the line “All other - net” and the benefit of the low-taxed disposition of a majority interest in Genpact is included in the line “Tax on global activities including exports” in note 13.

As a result of the repeal of the extraterritorial income (ETI) taxing regime as part of the American Jobs Creation Act of 2004 (the Act), our aircraft leasing business no longer qualifies for a reduced U.S. tax rate. However, the Act also extended to aircraft leasing, the U.S. tax deferral benefits that were already available to other GE non-U.S. active operations. These legislative changes, coupled with a reorganization of our aircraft leasing business and a favorable Irish tax ruling, decreased the effective tax rate 1.2 percentage points in 2006, compared with 3.3 and 1.6 percentage points in 2005 and 2004, respectively.

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

Our Board of Directors oversees the risk management process, and approves all significant acquisitions and dispositions as well as borrowings and investments. All participants in the risk management process must comply with approval limits established by the Board.

(12)

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

Threshold responsibility for identifying, quantifying and mitigating risks is assigned to our individual businesses. We employ proprietary analytic models to allocate capital to our financing activities, to identify the primary sources of risk and to measure the amount of risk we will take for each product line. This approach allows us to develop early signals that monitor changes in risk affecting portfolio performance and actively manage the portfolio. Other corporate functions such as Financial Planning and Analysis, Treasury, Legal and our Corporate Audit Staff support business-level risk management. Businesses that, for example, hedge financial risk with derivative financial instruments must do so using our centrally-managed Treasury function, providing assurance that the business strategy complies with our corporate policies and achieves economies of scale. We review risks periodically with business-level risk managers, senior management and our Board of Directors.

We employ about 18,000 dedicated risk professionals, including 11,400 involved in collection activities and 680 specialized asset managers who evaluate leased asset residuals and remarket off-lease equipment.

We manage a variety of risks including liquidity, credit and market risks.

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

•
Market risk is the potential loss in value of investment and other asset and liability portfolios, including financial instruments and residual values of leased assets. This risk is caused by changes in market variables, such as interest and currency exchange rates and equity and commodity prices. We are exposed to market risk in the normal course of our business operations as a result of our ongoing investing and funding activities. Additional information can be found in the Financial Resources and Liquidity section and in notes 8 and 18.

Other risks include natural disasters, availability of necessary materials, guarantees of product performance and business interruption. These types of risks are often insurable, and success in managing these risks is ultimately determined by the balance between the level of risk retained or assumed and the cost of transferring risk to others.

Segment Operations

Operating segments comprise our four businesses focused on the broad markets they serve: GE Commercial Finance, GE Money, GE Industrial and GE Infrastructure. For segment reporting purposes, certain financial services businesses are included in the industrial operating segments that actively manage such businesses and report their

(13)

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

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we refer to as “operating profit,” for GE Healthcare, GE NBC Universal and the industrial businesses of the GE Infrastructure and GE Industrial segments; included in determining segment profit, which we refer to as “net earnings,” for GE Commercial Finance, GE Money, and the financial services businesses of the GE Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance) and the GE Industrial segment (Equipment Services).

We have reclassified certain prior-period amounts to conform to the current period’s presentation. For additional information about our segments, see Item 1, Business and note 17.

(14)

Summary of Operating Segments

(In millions)	2006	2005	2004

Revenues
GE Commercial Finance	$23,792	$20,646	$19,524
GE Money	21,759	19,416	15,734
GE Industrial	33,494	32,631	30,722
GE Infrastructure	47,429	41,803	37,373
Total segment revenues	126,474	114,496	103,353
GECC corporate items and eliminations	1,929	2,608	4,226
Total revenues	128,403	117,104	107,579
Less portion of GE revenues not included in GECC	(68,670)	(63,381)	(57,699)
Total revenues in GECC	$59,733	$53,723	$49,880

Segment profit
GE Commercial Finance	$5,028	$4,290	$3,570
GE Money	3,507	3,050	2,520
GE Industrial	2,694	2,559	1,833
GE Infrastructure	9,040	7,769	6,797
Total segment profit	20,269	17,668	14,720
GECC corporate items and eliminations	55	305	1,185
Less portion of GE segment profit not included in GECC	(9,953)	(8,947)	(7,782)
Earnings in GECC from continuing operations	10,371	9,026	8,123
Earnings in GECC from discontinued operations, net of taxes	15	900	467
Total net earnings in GECC	$10,386	$9,926	$8,590

The notes to consolidated financial statements are an integral part of this summary.

(15)

GE Commercial Finance

(In millions)	2006	2005	2004

Revenues	$23,792	$20,646	$19,524
Less portion of GE Commercial Finance not included in GECC	(810)	(632)	(456)
Total revenues in GECC	$22,982	$20,014	$19,068

Segment profit	$5,028	$4,290	$3,570
Less portion of GE Commercial Finance not included in GECC	(293)	(301)	(177)
Total segment profit in GECC	$4,735	$3,989	$3,393

December 31 (In millions)	2006	2005

Total assets	$233,536	$190,546
Less portion of GE Commercial Finance not included in GECC	3,689	(1,408)
Total assets in GECC	$237,225	$189,138

(In millions)	2006	2005	2004

Revenues in GE
Capital Solutions	$12,356	$11,476	$11,503
Real Estate	5,020	3,492	3,084

Segment profit in GE
Capital Solutions	$1,727	$1,515	$1,325
Real Estate	1,841	1,282	1,124

December 31 (In millions)	2006	2005

Assets in GE
Capital Solutions	$94,523	$87,306
Real Estate	53,786	35,323

GE Commercial Finance revenues and net earnings increased 15% and 17% in 2006, respectively, compared with 2005. Revenues during 2006 and 2005 included $1.0 billion and $0.1 billion from acquisitions, respectively, and in 2006 were reduced by $0.1 billion as a result of dispositions. Revenues for 2006 also increased as a result of organic revenue growth ($2.5 billion). The increase in net earnings resulted primarily from core growth ($0.6 billion), including growth in lower-taxed earnings from global operations, and acquisitions ($0.1 billion).

Real Estate assets increased $18.5 billion (52%), of which $12.4 billion was real estate investments, up 76%. Real Estate net earnings increased 44% compared with 2005, primarily as a result of a $0.6 billion increase in net earnings from real estate investments.

GE Commercial Finance revenues and net earnings increased 6% and 20% in 2005, respectively, compared with 2004. Revenues during 2005 and 2004 included $1.0 billion and $0.3 billion from acquisitions, respectively, and in 2005 were reduced by $0.7 billion as a result of dispositions. Revenues during 2005 also increased $1.1 billion as a result of organic revenue growth ($0.8 billion) and the weaker U.S. dollar ($0.3 billion). The increase in

(16)

net earnings resulted primarily from core growth ($0.6 billion), including growth in lower-taxed earnings from global operations, acquisitions ($0.2 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by lower securitizations ($0.1 billion).

GE Money

(In millions)	2006	2005	2004

Revenues	$21,759	$19,416	$15,734
Less portion of GE Money not included in GECC	-	-	(9)
Total revenues in GECC	$21,759	$19,416	$15,725

Segment profit	$3,507	$3,050	$2,520
Less portion of GE Money not included in GECC	(54)	3	(25)
Total segment profit in GECC	$3,453	$3,053	$2,495

December 31 (In millions)	2006	2005

Total assets	$190,403	$158,829
Less portion of GE Money not included in GECC	955	763
Total assets in GECC	$191,358	$159,592

GE Money revenues and net earnings increased 12% and 15% in 2006, respectively, compared with 2005. Revenues for 2006 included $0.9 billion from acquisitions. Revenues in 2006 also increased as a result of organic revenue growth ($1.6 billion), partially offset by the overall strengthening U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from core growth ($0.4 billion), including growth in lower-taxed earnings from global operations, acquisitions ($0.2 billion) and higher securitizations ($0.1 billion), partially offset by reduced earnings from our Japanese business ($0.2 billion), primarily related to higher customer claims for partial interest refunds under Japanese law. In 2006 and 2005, charges related to these claims totaled $0.4 billion and $0.2 billion after tax, respectively.

On December 13, 2006, a new lending law was passed in Japan. This law will significantly affect the operating environment for the entire consumer lending industry in Japan. This law will be phased in over three years and will reduce the maximum allowable lending rate and limit individual consumer borrowing by 2010. Our future revenues and provisions for losses in Japan continue to be affected by both this legislation and the volume and amounts of claims. We are taking appropriate strategic actions to address these matters.

GE Money revenues and net earnings increased 23% and 21% in 2005, respectively, compared with 2004. Revenues for 2005 included $1.9 billion from acquisitions. Revenues during 2005 also increased $1.8 billion as a result of organic revenue growth ($1.5 billion) and the weaker U.S. dollar ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.6 billion), including growth in lower-taxed earnings from global operations, and acquisitions ($0.1 billion), partially offset by increased costs to launch new products and promote brand awareness ($0.2 billion).

(17)

GE Industrial

(In millions)	2006	2005	2004

Revenues	$33,494	$32,631	$30,722
Less portion of GE Industrial not included in GECC	(26,433)	(26,004)	(24,151)
Total revenues in GECC	$7,061	$6,627	$6,571

Segment profit	$2,694	$2,559	$1,833
Less portion of GE Industrial not included in GECC	(2,425)	(2,362)	(1,752)
Total segment profit in GECC	$269	$197	$81

Revenues in GE
Consumer & Industrial	$14,249	$14,092	$13,767
Equipment Services	7,061	6,627	6,571
Plastics	6,649	6,606	6,066

Segment profit in GE
Consumer & Industrial	$1,140	$871	$716
Equipment Services	269	197	82
Plastics	674	867	566

GE Industrial revenues rose 3%, or $0.9 billion, in 2006 as higher volume ($0.7 billion) was partially offset by lower prices ($0.2 billion) and the effects of the overall strengthening U.S. dollar ($0.1 billion) at the industrial businesses in the segment. Volume increases and price decreases were primarily at Plastics. Consumer & Industrial volume was unchanged as volume from organic growth ($0.9 billion) was offset by the effects of lost volume from GE Supply, which was sold in the third quarter of 2006. Revenues increased at Equipment Services as a result of the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method ($0.2 billion), and organic revenue growth ($0.2 billion). Segment profit rose 5% as productivity ($0.9 billion), primarily at Consumer & Industrial and Plastics, and higher volume ($0.1 billion) were partially offset by higher material and other costs ($0.7 billion), primarily at Consumer & Industrial and Plastics, and lower prices ($0.2 billion). Price increases were realized at Consumer & Industrial to offset commodity inflation, but these increases were more than offset by price declines at Plastics. Segment profit at Equipment Services increased as a result of core growth ($0.1 billion).

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

(18)

GE Infrastructure

(In millions)	2006	2005	2004

Revenues	$47,429	$41,803	$37,373
Less portion of GE Infrastructure not included in GECC	(41,427)	(36,745)	(33,083)
Total revenues in GECC	$6,002	$5,058	$4,290

Segment profit	$9,040	$7,769	$6,797
Less portion of GE Infrastructure not included in GECC	(7,181)	(6,287)	(5,828)
Total segment profit in GECC	$1,859	$1,482	$969

Revenues in GE
Aviation	$13,152	$11,904	$11,094
Aviation Financial Services	4,177	3,504	3,159
Energy	19,133	16,525	14,586
Energy Financial Services	1,664	1,349	972
Oil & Gas	4,340	3,598	3,135
Transportation	4,169	3,577	3,007

Segment profit in GE
Aviation	$2,909	$2,573	$2,238
Aviation Financial Services	1,108	764	520
Energy	3,000	2,665	2,543
Energy Financial Services	695	646	376
Oil & Gas	548	411	331
Transportation	781	524	516

GE Infrastructure revenues rose 13%, or $5.6 billion, in 2006 on higher volume ($4.8 billion), higher prices ($0.3 billion) and effects of late 2006 weakening of the U.S. dollar ($0.1 billion) at the industrial businesses in the segment. The increase in volume reflected increased sales of power generation equipment at Energy, commercial and military services and commercial engines at Aviation, equipment at Oil & Gas, and locomotives at Transportation. The increase in price was primarily at Energy. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.7 billion) and Energy Financial Services ($0.3 billion). Intra-segment revenues, which increased $0.5 billion, were eliminated from total GE Infrastructure revenues.

Segment profit rose 16% to $9.0 billion, compared with $7.8 billion in 2005, as higher volume ($0.7 billion), higher prices ($0.3 billion) and productivity ($0.3 billion) more than offset the effects of higher material and other costs ($0.4 billion) at the industrial businesses in the segment. The increase in volume primarily related to Energy and Aviation. Segment profit from the financial services businesses increased as a result of core growth at Aviation Financial Services ($0.3 billion), including growth in lower-taxed earnings from global operations that were more than offset by lower one-time benefits from our aircraft leasing business reorganization, and core growth at Energy Financial Services.

GE Infrastructure revenues rose 12%, or $4.4 billion, in 2005 as higher volume ($4.3 billion) was partially offset by lower prices ($0.6 billion) at the industrial businesses in the segment. The increase in volume was primarily at Energy, Aviation and Transportation. The decrease in prices was primarily at Energy and was partially offset by increased prices at Transportation and Aviation. Revenues also increased as a result of organic revenue growth at Energy Financial Services ($0.4 billion) and Aviation Financial Services ($0.3 billion).

(19)

Segment profit rose 14% to $7.8 billion in 2005, compared with $6.8 billion in 2004, as higher volume ($1.0 billion) and productivity ($0.2 billion including customer settlements and contract terminations) more than offset lower prices ($0.6 billion) and the effects of higher material and other costs ($0.3 billion) at the industrial businesses in the segment. The increase in volume primarily related to Energy, Aviation and Transportation. Segment profit also increased as a result of increased net earnings at the financial services businesses. This increase reflected core growth at Energy Financial Services ($0.3 billion) and core growth at Aviation Financial Services ($0.2 billion), including growth in lower-taxed earnings from global operations related to a reorganization of our aircraft leasing operations.

GE Infrastructure orders were $51.1 billion in 2006, up from $38.4 billion in 2005. The $39.2 billion total backlog at year-end 2006 comprised unfilled product orders of $27.0 billion (of which 59% was scheduled for delivery in 2007) and product services orders of $12.2 billion scheduled for 2007 delivery. Comparable December 31, 2005, total backlog was $29.2 billion, of which $18.8 billion was for unfilled product orders and $10.4 billion for product services orders.

Discontinued Insurance Operations

(In millions)	2006	2005	2004

Earnings in GECC from discontinued operations, net of taxes	$15	$900	$467

Discontinued operations comprise GE Life, our U.K.-based life insurance operation and Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

In December 2006, we completed the sale of GE Life to Swiss Re for $0.9 billion. As a result, we recognized a loss of $0.3 billion after tax during 2006.

In May 2004, we completed the initial public offering of Genworth. Throughout 2005, we continued to reduce our ownership in Genworth. In March 2006, we completed the sale of our remaining 18% investment, through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Class B Common Stock.

Earnings from discontinued operations, net of taxes, in 2006 reflected the gain on the sale of our remaining 18% investment in Genworth ($0.2 billion) and earnings from GE Life through the date of disposal ($0.1 billion), partially offset by the loss on disposal of GE Life ($0.3 billion).

Earnings from discontinued operations, net of taxes, in 2005 was $0.9 billion, reflecting earnings from, and gains on the sale of Genworth.

Earnings from discontinued operations, net of taxes, in 2004 were $0.5 billion, reflecting earnings of Genworth ($0.4 billion), including our share of 2004 earnings from operations ($0.8 billion), partially offset by the loss on the Genworth initial public offering in May 2004 ($0.3 billion).

For additional information related to discontinued operations, see note 2.

(20)

Global Operations

Our global activities span all geographic regions and primarily encompass leasing of aircraft and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new profit opportunities. Potential increased risks include, among other things, higher receivable delinquencies and bad debts, delays or cancellations of sales and orders principally related to aircraft equipment, higher local currency financing costs and slowdown in our established activities. New profit opportunities include, among other things, more opportunities for lower cost outsourcing, expansion of our activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Estimated results of global activities include the results of our operations located outside the United States. We classify certain operations that cannot meaningfully be associated with specific geographic areas as “Other Global” for this purpose.

Global revenues rose 12% to $30.8 billion in 2006, compared with $27.4 billion and $24.5 billion in 2005 and 2004, respectively. Global revenues as a percentage of total revenues were 52% in 2006, compared with 51% and 49% in 2005 and 2004, respectively.

Revenues in Other Global increased 20% in 2006, primarily as a result of organic revenue growth at the Aviation Financial Services business of GE Infrastructure. Revenues increased 19% in the Americas, primarily as a result of organic revenue growth and acquisitions at GE Commercial Finance and GE Money, partially offset by dispositions at GE Commercial Finance. Revenues increased 10% in Europe, primarily as a result of organic revenue growth and acquisitions at GE Commercial Finance and GE Money, partially offset by results of our remaining insurance activities.

Global pre-tax earnings were $6.7 billion in 2006, an increase of 22% over 2005, which were 9% higher than in 2004. Pre-tax earnings in 2006 rose favorably in the Other Global region as a result of core growth at the Aviation Financial Services business of GE Infrastructure. Pre-tax earnings also rose 30% in Europe, primarily as a result of core growth and acquisitions at GE Commercial Finance and GE Money.

Our global assets on a continuing basis of $305.9 billion at the end of 2006 were 24% higher than at the end of 2005, reflecting core growth and acquisitions in Europe, the Pacific Basin and the Americas, primarily at GE Commercial Finance and GE Money.

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

(21)

Overview of Financial Position

Major changes in our financial position resulted from the following:

•	During 2006, we substantially completed our insurance exit, which reduced assets and liabilities of discontinued operations by $17.3 billion and $13.0 billion, respectively.

•
During 2006, we completed the acquisitions of Banque Artesia Nederland N.V., Arden Realty, Inc., the custom fleet business of National Australia Bank Ltd., and the senior housing portfolios of Formation Capital LLC at GE Commercial Finance; and the private-label credit card portfolio of Hudson’s Bay Company at GE Money.

•
The U.S. dollar was weaker at December 31, 2006, than it was at December 31, 2005, increasing the translated levels of our non-U.S. dollar assets and liabilities. Overall, on average, the U.S. dollar in 2006 was slightly stronger than during the comparable 2005 period; stronger in the first half and weaker in the second half of the year. Depending on the timing of our non-U.S. dollar operations, this resulted in either decreasing or increasing the translated levels of our operations as noted in the preceding Operations section.

Statement of Financial Position

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders. Investment securities were $21.3 billion at December 31, 2006, compared with $18.5 billion at December 31, 2005.

We regularly review investment securities for impairment based on both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position and, for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery. Our impairment reviews involve our finance, risk and asset management teams as well as the portfolio management and research capabilities of our internal and third-party asset managers. Our qualitative review attempts to identify those issuers with a greater than 50% chance of default in the following 12 months. These securities are characterized as “at-risk” of impairment. Of investment securities with unrealized losses at December 31, 2006, an insignificant amount was at risk of being charged to earnings in the next 12 months.

Impairment losses for 2006 were $0.1 billion compared with an insignificant amount in 2005. We recognized impairments in both periods for issuers in a variety of industries; we do not believe that any of the impairments indicate likely future impairments in the remaining portfolio.

Gross unrealized gains and losses totaled $0.9 billion and $0.1 billion, respectively, at December 31, 2006, compared with $0.4 billion and $0.2 billion, respectively, at December 31, 2005, primarily reflecting an increase in the estimated fair value of equity securities. At December 31, 2006, available 2007 accounting gains could be as much as $0.9 billion, net of consequential adjustments to certain insurance assets that are amortized based on anticipated gross profits. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses.

(22)

We also hold collateralized investment securities issued by various airlines, including those operating in bankruptcy. Total amortized cost and fair value of these securities were $0.7 billion at December 31, 2006. Unrealized losses associated with securities in an unrealized loss position for more than 12 months were insignificant, an improvement from the comparable $0.1 billion a year earlier. All of these securities have remained current on all payment terms; we do not expect the borrowers to default. Current appraised market values of associated aircraft collateral exceeded both the market value and the amortized cost of our related securities at December 31, 2006, offering protection in the event of foreclosure. Therefore, we expect full recovery of our investment as well as our contractual returns. See note 5.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $334.2 billion at December 31, 2006, and $289.1 billion at December 31, 2005. The related allowance for losses amounted to $4.6 billion at December 31, 2006 and 2005, representing our best estimate of probable losses inherent in the portfolio. The 2006 increase reflected overall growth in our portfolio at GE Money and late-year weakening of the U.S. dollar, primarily at GE Money; partially offset by overall improvement in portfolio quality at GE Commercial Finance and lower losses on commercial aviation loans and leases in our GE Infrastructure segment. Balances at December 31, 2006 and 2005, included securitized, managed GE trade receivables of $6.0 billion and $3.9 billion, respectively.

A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

GE Commercial Finance financing receivables, before allowance for losses, totaled $148.7 billion at December 31, 2006, compared with $128.9 billion at December 31, 2005, and consisted of loans and leases to the equipment and leasing, commercial and industrial and real estate industries. This portfolio of receivables increased primarily from core growth ($55.8 billion), acquisitions ($5.6 billion), and late-year weakening of the U.S. dollar ($2.5 billion), partially offset by securitizations and sales ($42.7 billion). Related nonearning receivables were $1.6 billion (1.1% of outstanding receivables) at December 31, 2006, and $1.3 billion (1.0% of outstanding receivables) at year-end 2005. GE Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

GE Money financing receivables, before allowance for losses, were $156.7 billion at December 31, 2006, compared with $130.1 billion at December 31, 2005, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased primarily as a result of core growth ($17.7 billion), late-year weakening of the U.S. dollar ($8.2 billion) and acquisitions ($3.2 billion), partially offset by loans transferred to assets held for sale ($2.5 billion). Related nonearning receivables were $3.3 billion at December 31, 2006, compared with $2.8 billion at December 31, 2005, both representing 2.1% of outstanding receivables. The increase was primarily related to the weaker U.S. dollar at the end of the year and overall growth in the portfolio.

GE Infrastructure financing receivables, before allowance for losses, were $21.0 billion at December 31, 2006, compared with $18.9 billion at December 31, 2005, and consisted primarily of loans and leases to the commercial aircraft and energy industries. Related nonearning receivables were insignificant at December 31, 2006 and 2005.

Other financing receivables, before allowance for losses, were $7.8 billion and $11.2 billion at December 31, 2006, and December 31, 2005, respectively, and consisted primarily of financing receivables in consolidated,

(23)

liquidating securitization entities. This portfolio of receivables decreased because we have stopped transferring assets to these entities. Related nonearning receivables at December 31, 2006, were $0.1 billion (1.1% of outstanding receivables) compared with $0.1 billion (0.7% of outstanding receivables) at December 31, 2005.

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

December 31	2006	2005	2004

GE Commercial Finance	1.22%	1.31%	1.40%
GE Money	5.05	5.08	4.85

Delinquency rates at GE Commercial Finance decreased from December 31, 2004, through December 31, 2006, primarily resulting from improved credit quality across all portfolios.

Delinquency rates at GE Money decreased from December 31, 2005, to December 31, 2006, as a result of improvements in our European secured financing business, partially offset by the weakening U.S. dollar at the end of the year. The increase from December 31, 2004, to December 31, 2005, reflected higher delinquencies in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of the consumer portfolio. See notes 6 and 7.

Other receivables totaled $36.1 billion at December 31, 2006, and $25.3 billion at December 31, 2005, and consisted primarily of amounts due from GE (generally related to certain material procurement programs), insurance receivables, nonfinancing customer receivables, amounts due under operating leases, receivables due on sale of securities and various sundry items.

Buildings and equipment amounted to $58.2 billion at December 31, 2006, up $7.2 billion from 2005, primarily reflecting acquisitions of commercial aircraft at the Aviation Financial Services business of GE Infrastructure and the consolidation of GE SeaCo at the Equipment Services business of GE Industrial during the second quarter of 2006. Buildings and equipment consisted primarily of equipment provided to third parties on operating leases. Details by category of investment are presented in note 8. Additions to buildings and equipment were $12.9 billion and $11.2 billion during 2006 and 2005, respectively, primarily reflecting additions of vehicles at GE Commercial Finance and the Equipment Services business of GE Industrial, and commercial aircraft at the Aviation Financial Services business of GE Infrastructure.

Intangible assets increased by $2.2 billion to $25.2 billion at December 31, 2006, principally as a result of increases in goodwill and other intangible assets, primarily related to acquisitions and the weaker U.S. dollar at the end of the year. See note 9.

Other assets totaled $63.4 billion at year-end 2006, an increase of $13.9 billion, reflecting increases from additional investments and acquisitions in real estate, increases in assets held for sale, partially offset by decreases in associated companies. See note 10.

Borrowings amounted to $425.7 billion at December 31, 2006, of which $168.9 billion is due in 2007 and $256.8 billion is due in subsequent years. Comparable amounts at the end of 2005 were $355.9 billion in total, $149.7 billion due within one year and $206.2 billion due thereafter. Included in our total borrowings were borrowings of consolidated, liquidating securitization entities amounting to $11.1 billion and $16.8 billion at December 31, 2006

(24)

and 2005, respectively. A large portion of our borrowings ($92.9 billion and $90.4 billion at the end of 2006 and 2005, respectively) was issued in active commercial paper markets that we believe will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of our commercial paper were 48 days and 5.09% at the end of 2006, compared with 45 days and 4.09% at the end of 2005. Our ratio of debt to equity was 7.52 to 1 at the end of 2006 and 7.09 to 1 at the end of 2005. See note 11.

Exchange rate and interest rate risks are managed with a variety of techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are acquiring. We apply strict policies to manage each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called “shock” tests that model effects of shifts in rates. These are not forecasts.

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates and terms of our borrowings match the expected yields and terms on our assets. To test the effectiveness of our positions, we assumed that, on January 1, 2007, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2007. We estimated, based on that year-end 2006 portfolio and holding everything else constant, that our 2007 net earnings would decline by $0.1 billion.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2006 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. This analysis indicated that there would be an inconsequential effect on 2007 earnings of such a shift in exchange rates.

Statement of Changes in Shareowner’s Equity

Shareowner’s equity increased by $6.4 billion and $7.3 billion in 2006 and 2004, respectively, and decreased by $3.8 billion in 2005. Changes over the three-year period were largely attributable to net earnings, partially offset by dividends declared of $8.3 billion, $8.6 billion and $3.1 billion in 2006, 2005 and 2004, respectively. In 2006, shareowner’s equity increased as a result of a capital contribution from GECS of $1.9 billion. Preferred stock redemptions reduced shareowner’s equity by $0.1 billion and $2.5 billion in 2006 and 2005, respectively. Currency translation adjustments increased equity by $2.5 billion in 2006 and $2.3 billion in 2004, compared with a $2.5 billion decrease in 2005. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. As of December 31, 2006, the U.S. dollar was weaker than the pound sterling and the euro and slightly stronger than the Japanese yen. As of December 31, 2005, the U.S. dollar was stronger than the pound sterling, the euro and the Japanese yen. As of December 31, 2004, the pound sterling, the euro and to a lesser extent, Asian currencies were stronger than the U.S. dollar. See note 15. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of or substantially liquidated.

(25)

Overview of Our Cash Flow from 2004 through 2006

Our cash and equivalents aggregated $9.8 billion at the end of 2006, compared with $6.0 billion at year-end 2005. Over the past three years, our borrowings with maturities of 90 days or less have increased by $5.1 billion. New borrowings of $214.5 billion having maturities longer than 90 days were added during those years, while $142.9 billion of such long-term borrowings were retired.

Our principal use of cash has been investing in assets to grow our businesses. Of the $112.1 billion that we invested over the past three years, $71.3 billion was used for additions to financing receivables; $34.4 billion was used to invest in new equipment, principally for lease to others; and $28.4 billion was used for acquisitions of new businesses, the largest of which were Banque Artesia Nederland N.V.; Arden Realty, Inc.; the custom fleet business of National Australia Bank Ltd. and the senior housing portfolios of Formation Capital LLC in 2006; the Transportation Financial Services Group of CitiCapital and the Inventory Finance division of Bombardier Capital in 2005; and the commercial lending business of Transamerica Finance Corporation and Sophia S.A. in 2004.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends and continue making selective investments for long-term growth.

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2006, follow.

	Payments due by period
(In billions)	Total	2007	2008-2009	2010-2011	2012 and thereafter

Borrowings (note 11)	$425.7	$168.9	$97.5	$55.3	$104.0

Interest on borrowings	94.0	17.0	23.0	14.0	40.0

Operating lease obligations (note 4)	4.0	0.8	1.3	0.8	1.1

Purchase obligations(a)(b)	35.0	24.0	8.0	3.0	-

Insurance liabilities (note 12)(c)	12.0	1.0	5.0	2.0	4.0

Other liabilities(d)	18.0	15.0	1.0	-	2.0

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
(c)
Included guaranteed investment contracts, structured settlements and single premium immediate annuities based on scheduled payouts, as well as those contracts with reasonably determinable cash flows such as deferred annuities, term life, long-term care, whole life and other life insurance contracts.

(d)
Included an estimate of future expected funding requirements related to our pension benefit plans. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. See notes 13 and 18 for further information on certain of these items.

(26)

Off-Balance Sheet Arrangements

Before 2003, we executed securitization transactions using entities sponsored by us and by third parties. Subsequently, we only have executed securitization transactions with third parties in the asset-backed commercial paper and term markets and we consolidated those we sponsored. Securitization entities held receivables secured by a variety of high-quality assets totaling $54.6 billion at December 31, 2006, down $1.6 billion during the year. Off-balance sheet securitization entities held $42.9 billion of that total, up $4.6 billion during the year. The remainder, in the consolidated entities we sponsored, decreased $6.3 billion during 2006, reflecting collections. We have entered into various credit enhancement positions with these securitization entities, including overcollateralization, liquidity and credit support agreements and guarantee and reimbursement contracts. We have provided for our best estimate of the fair value of estimated losses on such positions, $27 million at December 31, 2006.

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

(27)

During 2006, we paid $2.5 billion of special dividends to GE through GECS, which was funded by the proceeds from the Genworth secondary public offerings.

During 2006, GECC and GECC affiliates issued $82 billion of senior, unsecured long-term debt and $2 billion of subordinated debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 18 other global markets. Maturities for these issuances ranged from one to 60 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue approximately $75 billion of additional long-term debt during 2007. The ultimate amount we issue will depend on our needs and on the markets.

We target a ratio for commercial paper not to exceed 35% of outstanding debt based on the anticipated composition of our assets and the liquidity profile of our debt. GE Capital is the most widely held name in global commercial paper markets.

We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but include $59.9 billion of contractually committed lending agreements with 75 highly-rated global banks and investment banks. Total credit lines extending beyond one year increased $2.7 billion to $59.8 billion at December 31, 2006. See note 11.

Beyond contractually committed lending agreements, other sources of liquidity include medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets and potential sales of other assets.

Principal debt conditions are described below.

The following conditions relate to GECC:

•
Swap, forward and option contracts are required to be executed under master-netting agreements containing mutual downgrade provisions that provide the ability of the counterparty to require assignment or termination if the long-term credit rating of GECC were to fall below A-/A3. Had this provision been triggered at December 31, 2006, we could have been required to disburse $2.6 billion.

•
If our ratio of earnings to fixed charges, which was 1.64:1 at the end of 2006, were to deteriorate to 1.10:1, GE has committed to contribute capital to us. GE also guaranteed certain issuances of our subordinated debt having a face amount of $0.5 billion and $0.7 billion at December 31, 2006 and 2005, respectively.

The following conditions relate to consolidated, liquidating securitization entities:

•
If our short-term credit rating or certain consolidated, liquidating securitization entities discussed further in note 19 were to be reduced below A-1/P-1, we would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we would be required to provide in the event of such a downgrade is determined by contract, and amounted to $8.0 billion at January 1, 2007. Amounts related to non-consolidated SPEs were $0.6 billion.

•	Under terms of other agreements in effect at December 31, 2006, specified downgrades in the credit ratings of GE Capital could cause us to provide up to $1.1 billion of funding.

(28)

One group of consolidated SPEs holds high quality investment securities funded by the issuance of guaranteed investment contracts (GICs). If our long-term credit rating were to fall below AA-/Aa3 or our short-term credit rating were to fall below A-1+/P-1, we could be required to provide up to $4.2 billion of capital to such entities.

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

Our lending and leasing experience and the extensive data we accumulate and analyze facilitate estimates that have proven reliable over time. Our actual loss experience was in line with expectations for 2006, 2005 and 2004. While prospective losses depend to a large degree on future economic conditions, we do not anticipate significant adverse credit development in 2007.

Further information is provided in the Financial Resources and Liquidity - Financing Receivables section, the Asset impairment section that follows and in notes 1, 6 and 7.

Asset impairment assessment involves various estimates and assumptions as follows:

Investments. We regularly review investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. We perform comprehensive market research and analysis and monitor market conditions to identify potential impairments.

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

(29)

which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use our internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available and independent appraisals, as appropriate.

Commercial aircraft are a significant concentration of assets in GE Infrastructure, and are particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee’s credit standing changes. We consider market conditions, such as the global shortage of commercial aircraft in 2006. Estimates of future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on current market values from independent appraisers.

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.1 billion and $0.3 billion in 2006 and 2005, respectively. In addition to these impairment charges relating to operating leases, provisions for losses on financing receivables related to commercial aircraft were insignificant in 2006 and $0.2 billion in 2005, primarily related to Northwest Airlines Corporation (Northwest Airlines).

Certain of our commercial aviation customers are operating under bankruptcy protection while they implement steps to return to profitable operations with a lower cost structure. At December 31, 2006, our largest exposures to carriers operating in bankruptcy were to Delta Air Lines, Inc., $1.9 billion, and Northwest Airlines, $1.0 billion. Our financial exposures to these carriers are substantially secured by various Boeing, Airbus and Bombardier aircraft and operating equipment.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations - Overview section and in notes 5, 8 and 20.

Real Estate. We regularly review our real estate investment portfolio for impairment or when events or circumstances indicate that the related carrying amounts may not be recoverable. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. While the current estimated value of our GE Commercial Finance Real Estate investments exceeds our carrying value by about $3.0 billion, the same as last year, downward cycles could adversely affect our ability to realize these gains in an orderly fashion in the future and may necessitate recording impairments.

Goodwill and other identified intangible assets. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose all or a portion of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow method. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

(30)

If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case, we supplement the cash flow approach discussed above with independent appraisals, as appropriate.

We test other identified intangible assets with defined useful lives and subject to amortization by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

Further information is provided in the Financial Resources and Liquidity - Intangible Assets section and in notes 1 and 9.

Income taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions. We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry forwards. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowance were $0.8 billion and $0.7 billion at December 31, 2006 and 2005, respectively. Such year-end 2006 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we believe it is more likely than not that a deferred tax asset will not be recovered, a valuation allowance is established.

Further information on income taxes is provided in the Operations - Overview section and in note 13.

Derivatives and Hedging. We use derivatives to manage a variety of risks, including risks related to interest rates, foreign exchange and commodity prices. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. The rules and interpretations related to derivatives accounting are complex. Failure to apply this complex guidance correctly will result in all changes in the fair value of the derivative being reported in earnings, without regard to the offsetting changes in the fair value of the hedged item. The accompanying financial statements reflect the consequences of loss of hedge accounting for certain positions.

In evaluating whether a particular relationship qualifies for hedge accounting, we first determine whether the relationship meets the strict criteria to qualify for exemption from ongoing effectiveness testing. For a relationship that does not meet these criteria, we test effectiveness at inception and quarterly thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. This test is conducted on a cumulative basis each reporting period. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation.

(31)

At December 31, 2006, derivative assets and liabilities were $1.8 billion and $2.6 billion, respectively. Further information about our use of derivatives is provided in notes 11, 15 and 18.

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

Other Information

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued two related standards that address accounting for income taxes: FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions and that changes related to prior years’ tax positions be recognized in the quarter of change. FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. Both new standards became effective for us on January 1, 2007. The FASB is currently engaged in a project to provide implementation guidance on FIN 48. While the effects of FIN 48 will depend somewhat upon this implementation guidance, we expect the transition effects of these standards to be modest and consist of reclassification of certain liabilities on our Statement of Financial Position and an adjustment to the opening balance of retained earnings. Prior periods will not be restated as a result of these required accounting changes.

In February 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 155, Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140 (SFAS 155). This Statement amended SFAS 133 to include within its scope prepayment features in newly created or acquired retained interests related to securitizations. SFAS 155 will have the effect of changing, from level yield to fair value, the basis on which we recognize earnings on these retained interests. We expect these effects to be immaterial to our 2007 operations.

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. Specifically, we have referred to:

•	Average total shareowner’s equity, excluding effects of discontinued operations

•	Delinquency rates on certain financing receivables of the GE Commercial Finance and GE Money segments for 2006, 2005 and 2004

(32)

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

Average Total Shareowner’s Equity, Excluding Effects of Discontinued Operations(a)

December 31 (In millions)	2006	2005	2004	2003	2002

Average total shareowner’s equity(b)	$53,769	$53,460	$49,403	$43,954	$34,241
Less the effects of
Cumulative earnings from
discontinued operations	-	2,725	4,131	2,788	1,537
Average net investment in discontinued
operations	1,243	1,780	-	-	-
Average total shareowner’s equity, excluding
effects of discontinued operations(a)	$52,526	$48,955	$45,272	$41,166	$32,704

(a)	Used for computing return on average shareowner’s equity shown in the Selected Financial Data section.
(b)	On an annual basis, calculated using a five-point average.

U.S. GAAP requires earnings of discontinued operations to be displayed separately in the Statement of Earnings. Accordingly, the numerators used in our calculations of returns on average shareowner’s equity presented in Selected Financial Data section exclude those earnings. Further, we believe that it is appropriate to exclude from the denominators, specifically the average total shareowner’s equity component, the cumulative effect of those earnings for each of the years for which related discontinued operations were presented, as well as our average net investment in discontinued operations since the second half of 2005. Had we disposed of these operations before mid-2005, proceeds would have been applied to reduce parent-supported debt; however since parent-supported debt was retired in the first half of 2005, we have assumed that any proceeds after that time would have been distributed to our shareowner by means of dividends, thus reducing average total shareowner’s equity.

Delinquency Rates on Certain Financing Receivables

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

GE Commercial Finance

December 31	2006	2005	2004

Managed	1.22%	1.31%	1.40%
Off-book	0.52	0.76	0.90
On-book	1.42	1.53	1.58

GE Money

December 31	2006	2005	2004

Managed	5.05%	5.08%	4.85%
Off-book	5.49	5.28	5.09
On-book	5.01	5.07	4.84

(33)

We believe that delinquency rates on managed financing receivables provide a useful perspective on our on and off-book portfolio quality and are key indicators of financial performance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about our global risk management can be found in the Operations - Global Risk Management section of Item 7.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Corporation:

We have audited the accompanying statement of financial position of General Electric Capital Corporation and consolidated affiliates (“GECC”) as of December 31, 2006 and 2005, and the related statements of earnings, changes in shareowner’s equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15. We also have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that GECC did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GECC management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of GECC’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

(34)

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its assessment the following material weakness as of December 31, 2006: the Company did not have adequately designed procedures to designate each hedged commercial paper transaction with the specificity required by Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This material weakness resulted in restatement of the Company’s previously issued financial statements as of and for each of the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006. The aforementioned material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of GECC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management’s assessment that GECC did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Furthermore, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, GECC did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

As discussed in note 1 to the consolidated financial statements, GECC in 2006 changed its method of accounting for pension and other postretirement benefits.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
February 9, 2007

(35)

General Electric Capital Corporation and consolidated affiliates
Statement of Earnings

For the years ended December 31 (In millions)	2006	2005	2004

Revenues
Revenues from services (note 3)	$57,180	$50,700	$46,544
Sales of goods	2,384	2,528	2,840
Commercial paper interest rate swap adjustment	169	495	496
Total revenues	59,733	53,723	49,880

Costs and expenses
Interest	17,755	14,005	10,915
Operating and administrative (note 4)	17,098	16,282	15,737
Cost of goods sold	2,204	2,369	2,741
Investment contracts, insurance losses and insurance annuity benefits	641	933	969
Provision for losses on financing receivables (note 7)	3,775	3,864	3,868
Depreciation and amortization (note 8)	6,482	5,982	5,754
Minority interest in net earnings of consolidated affiliates	260	155	159
Total costs and expenses	48,215	43,590	40,143

Earnings from continuing operations before income taxes	11,518	10,133	9,737
Provision for income taxes (note 13)	(1,147)	(1,107)	(1,614)

Earnings from continuing operations	10,371	9,026	8,123
Earnings from discontinued operations, net of taxes (note 2)	15	900	467
Net earnings	$10,386	$9,926	$8,590

Statement of Changes in Shareowner’s Equity

(In millions)	2006	2005	2004
Changes in shareowner’s equity (note 15)
Balance at January 1	$50,190	$54,038	$46,722
Dividends and other transactions with shareowner	(6,231)	(11,101)	(2,805)
Changes other than transactions with shareowner
Increase attributable to net earnings	10,386	9,926	8,590
Investment securities - net	(263)	(230)	(595)
Currency translation adjustments - net	2,466	(2,501)	2,296
Cash flow hedges - net	168	81	(77)
Benefit plans - net	(131)	(23)	(93)
Total changes other than transactions with shareowner	12,626	7,253	10,121
Balance at December 31	$56,585	$50,190	$54,038

The notes to consolidated financial statements are an integral part of these statements.

(36)

General Electric Capital Corporation and consolidated affiliates
Statement of Financial Position

At December 31 (In millions, except share amounts)	2006	2005

Assets
Cash and equivalents	$9,849	$5,996
Investment securities (note 5)	21,345	18,467
Inventories	54	159
Financing receivables - net (notes 6 and 7)	329,586	284,567
Other receivables	36,059	25,250
Buildings and equipment - net (note 8)	58,162	50,936
Intangible assets - net (note 9)	25,243	23,086
Other assets (note 10)	63,367	49,507
Assets of discontinued operations (note 2)	-	17,291
Total assets	$543,665	$475,259

Liabilities and equity
Short-term borrowings (note 11)	$168,896	$149,679
Accounts payable	15,556	14,345
Long-term borrowings (note 11)	256,817	206,206
Investment contracts, insurance liabilities and insurance annuity benefits (note 12)	12,418	12,094
Other liabilities	20,486	16,269
Deferred income taxes (note 13)	10,727	11,069
Liabilities of discontinued operations (note 2)	172	13,195
Total liabilities	485,072	422,857

Minority interest in equity of consolidated affiliates (note 14)	2,008	2,212

Variable cumulative preferred stock, $100 par value, liquidation preference $100,000 per share (33,000 shares authorized; 26,000 shares held in treasury at December 31, 2006 and 700 shares issued and outstanding and 25,300 shares held in treasury at December 31, 2005)	-	-
Common stock, $14 par value (4,166,000 shares authorized at December 31, 2006 and 2005, and 3,985,403 shares issued and outstanding at December 31, 2006 and 2005)	56	56
Accumulated gains (losses) - net
Investment securities	481	744
Currency translation adjustments	4,809	2,343
Cash flow hedges	(199)	(367)
Benefit plans	(278)	(147)
Additional paid-in capital	14,088	12,055
Retained earnings	37,628	35,506
Total shareowner’s equity (note 15)	56,585	50,190
Total liabilities and equity	$543,665	$475,259

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” as shown in note 15, and was $4,813 million and $2,573 million at December 31, 2006 and 2005, respectively.

The notes to consolidated financial statements are an integral part of this statement.

(37)

General Electric Capital Corporation and consolidated affiliates
Statement of Cash Flows

For the years ended December 31 (In millions)	2006	2005	2004

Cash flows - operating activities
Net earnings	$10,386	$9,926	$8,590
Earnings from discontinued operations	(15)	(900)	(467)
Adjustments to reconcile net earnings to cash provided
from operating activities
Depreciation and amortization of buildings and equipment	6,482	5,982	5,754
Deferred income taxes	691	(796)	333
Decrease (increase) in inventories	(23)	30	(9)
Increase (decrease) in accounts payable	887	(2,068)	1,961
Provision for losses on financing receivables	3,775	3,864	3,868
All other operating activities (note 16)	(410)	1,755	715
Cash from operating activities - continuing operations	21,773	17,793	20,745
Cash from (used for) operating activities - discontinued operations	(2,243)	4,575	4,579
Cash from operating activities	19,530	22,368	25,324

Cash flows - investing activities
Additions to buildings and equipment	(12,924)	(11,208)	(10,304)
Dispositions of buildings and equipment	6,075	5,519	5,489
Net increase in financing receivables (note 16)	(39,162)	(17,156)	(14,952)
Proceeds from sales of discontinued operations	3,663	7,281	3,437
Proceeds from principal business dispositions	386	209	472
Payments for principal businesses purchased	(7,299)	(7,167)	(13,888)
All other investing activities (note 16)	(13,803)	1,608	1,578
Cash used for investing activities - continuing operations	(63,064)	(20,914)	(28,168)
Cash from (used for) investing activities - discontinued operations	2,057	(6,120)	(7,068)
Cash used for investing activities	(61,007)	(27,034)	(35,236)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	10,022	(5,086)	130
Newly issued debt (maturities longer than 90 days) (note 16)	90,040	65,868	58,628
Repayments and other reductions (maturities longer
than 90 days) (note 16)	(48,932)	(48,840)	(45,115)
Dividends paid to shareowner	(7,904)	(8,614)	(3,148)
All other financing activities (note 16)	1,918	(2,554)	(2,771)
Cash from financing activities - continuing operations	45,144	774	7,724
Cash from financing activities - discontinued operations	-	234	2,309
Cash from financing activities	45,144	1,008	10,033

Increase (decrease) in cash and equivalents during year	3,667	(3,658)	121
Cash and equivalents at beginning of year	6,182	9,840	9,719
Cash and equivalents at end of year	9,849	6,182	9,840
Less cash and equivalents of discontinued operations at end of year	-	186	1,497
Cash and equivalents of continuing operations at end of year	$9,849	$5,996	$8,343

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(14,879)	$(15,056)	$(10,995)
Cash recovered (paid) during the year for income taxes	(886)	(2,459)	785

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

Financial statement presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Financial data and related measurements are presented in the following categories:

•	Consolidated This represents the adding together of all affiliates.

•
Operating Segments These comprise our four businesses focused on the broad markets they serve: GE Commercial Finance, GE Money (formerly GE Consumer Finance), GE Industrial and GE Infrastructure. For segment reporting purposes, certain financial services businesses are included in the industrial operating segments that actively manage such businesses and report their results for internal performance measurement purposes. These include Aviation Financial Services, Energy Financial Services and Transportation Finance reported in the GE Infrastructure segment, and Equipment Services reported in the GE Industrial segment.

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations.

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowner’s equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.

Effects of transactions between related companies are eliminated. As a wholly-owned subsidiary, GECC enters into various operating and financing arrangements with GE. These arrangements are on terms that are commercially reasonable but are related party transactions and therefore require the following disclosures. At December 31, 2006 and 2005, Financing receivables included $6,017 million and $3,904 million, respectively, of receivables from GE customers. Other receivables included $3,824 million and $3,716 million, respectively, of receivables from GE. Buildings and equipment included $1,470 million and $1,637 million, respectively, of

(39)

buildings and equipment leased to GE, net of accumulated depreciation. Borrowings included $3,703 million and $1,448 million, respectively, of amounts held by GE.

Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Sales of goods

We record sales of goods when a firm sales agreement is in place, delivery has occurred, and collectibility of the fixed or determinable sales price is reasonably assured. If customer acceptance of products is not assured, we record sales only upon formal customer acceptance.

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

We recognize financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent our initial estimates of the fair value of the leased assets at the expiration of the lease and are based primarily on independent appraisals, which are updated periodically. Guarantees of residual values by unrelated third parties are considered part of minimum lease payments. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, anticipated results of future remarketing, and estimated future component part and scrap metal prices, discounted at an appropriate rate.

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

(40)

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

We write off unsecured closed-end installment loans at 120 days contractually past due and unsecured open-ended revolving loans at 180 days contractually past due. We write down consumer loans secured by collateral other than residential real estate to the fair value of the collateral, less costs to sell, when such loans are 120 days past due. Consumer loans secured by residential real estate (both revolving and closed-end loans) are written down to the fair value of collateral, less costs to sell, no later than when they become 360 days past due. Unsecured consumer loans in bankruptcy are written off within 60 days of notification of filing by the bankruptcy court or within contractual write-off periods, whichever occurs earlier.

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

(41)

When we repossess collateral in satisfaction of a loan, we write down the receivable against the allowance for losses. Repossessed collateral is included in the caption “Other assets” in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

The remainder of our commercial loans and leases are portfolios of smaller balance homogenous commercial and equipment positions that we evaluate collectively by portfolio for impairment based upon various statistical analyses considering historical losses and aging.

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

Investment securities

We report investments in debt and marketable equity securities, and equity securities in our insurance portfolio, at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Unrealized gains and losses on available-for-sale investment securities are included in shareowner’s equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

Inventories

All inventories are stated at the lower of cost or realizable values. Our inventories consist of finished products held for sale; cost is determined on a first-in, first-out basis.

Intangible assets

We do not amortize goodwill, but test it annually for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When all or a portion of a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value method.

We amortize the cost of other intangibles over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

(42)

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

Accounting change

Statement of Financial Accounting Standards (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, became effective for us as of December 31, 2006, and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in shareowner’s equity. SFAS 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. The total effect of the adoption of SFAS 158 to GECC was to increase total liabilities and decrease shareowner’s equity about $0.1 billion.

Note 2. Discontinued Operations

We classified GE Life and Genworth Financial, Inc. (Genworth) as discontinued operations. Associated results of operations, financial position and cash flows are separately reported for all periods presented.

(43)

Sale of GE Life

In December 2006, we completed the sale of GE Life, our U.K.-based life insurance operation, to Swiss Reinsurance Company (Swiss Re) for $910 million. As a result, we recognized an after-tax loss of $267 million during 2006. GE Life revenues from discontinued operations were $2,096 million, $2,286 million and $708 million in 2006, 2005 and 2004, respectively. In total, GE Life loss from discontinued operations, net of taxes, was $178 million and $28 million in 2006 and 2005, respectively, compared with earnings from discontinued operations of $25 million in 2004.

Sale of Genworth

In March 2006, we completed the sale of our remaining 18% investment in Genworth through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result of initial and secondary public offerings, we recognized after-tax gains of $220 million and $552 million in 2006 and 2005, respectively, compared with an after-tax loss of $336 million in 2004. Genworth revenues from discontinued operations were $5 million, $7,906 million and $10,145 million in 2006, 2005 and 2004, respectively. In total, Genworth earnings from discontinued operations, net of taxes, were $193 million, $928 million and $442 million in 2006, 2005 and 2004, respectively.

Summarized financial information for discontinued operations is shown below.

(In millions)	2006	2005	2004

Operations
Revenues from services	$2,101	$10,192	$10,853

Earnings from discontinued operations before minority interest
and income taxes	$23	$1,409	$1,581
Minority interest	-	394	200
Earnings from discontinued operations before income taxes	23	1,015	1,381
Income tax benefit (expense)	39	(667)	(578)
Earnings from discontinued operations before disposal, net of taxes	$62	$348	$803

Disposal
Gain (loss) on disposal before income taxes	$234	$932	$(570)
Income tax benefit (expense)	(281)	(380)	234
Gain (loss) on disposal, net of taxes	$(47)	$552	$(336)

Earnings from discontinued operations, net of taxes	$15	$900	$467

(44)

December 31 (In millions)	2005

Assets
Cash and equivalents	$186
Investment securities	13,977
Other receivables	435
Other	2,693
Assets of discontinued operations	$17,291

Liabilities and equity
Investment contracts, insurance liabilities and insurance annuity benefits	$12,335
Other	860
Liabilities of discontinued operations	$13,195

Total accumulated nonowner changes other than earnings	$633

Accrued liabilities of $172 million as of December 31, 2006, will be settled beginning in 2007.

Note 3. Revenues from Services

(In millions)	2006	2005	2004

Interest on loans	$22,270	$19,895	$17,114
Equipment leased to others	12,824	11,476	10,654
Financing leases	4,230	3,894	4,069
Fees	4,213	4,049	3,284
Real estate investments	3,127	1,928	1,598
Investment income	1,064	1,185	1,325
Associated companies	2,079	1,320	708
Gross securitization gains	1,199	939	1,195
Other items	6,174	6,014	6,597
Total	$57,180	$50,700	$46,544

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

Rental expense under operating leases is shown below.

(In millions)	2006	2005	2004

Equipment for sublease	$405	$385	$383
Other rental expense	585	605	542

(45)

At December 31, 2006, minimum rental commitments under noncancellable operating leases aggregated $4,005 million. Amounts payable over the next five years follow.

(In millions)

2007	2008	2009	2010	2011
$757	$677	$615	$461	$369

Note 5. Investment Securities

December 31 (In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

2006
Debt
U.S. corporate	$5,420	$43	$(25)	$5,438
State and municipal	737	28	(4)	761
Mortgage-backed(a)	4,216	14	(12)	4,218
Asset-backed	5,902	345	(5)	6,242
Corporate - non-U.S.	844	-	(2)	842
Government - non-U.S.	839	1	(3)	837
U.S. government and federal agency	33	1	-	34
Equity	2,569	418	(14)	2,973
Total	$20,560	$850	$(65)	$21,345

2005
Debt
U.S. corporate	$5,751	$46	$(119)	$5,678
State and municipal	612	34	(2)	644
Mortgage-backed(a)	3,628	17	(17)	3,628
Asset-backed	6,540	120	(7)	6,653
Corporate - non-U.S.	125	3	(1)	127
Government - non-U.S.	260	-	-	260
U.S. government and federal agency	45	1	-	46
Equity	1,260	203	(32)	1,431
Total	$18,221	$424	$(178)	$18,467	(b)

(a)	Substantially collateralized by U.S. residential mortgages.
(b)	Included $16 million in 2005 of debt securities related to consolidated, liquidating securitization entities. See note 19.

(46)

The following tables present the gross unrealized losses and estimated fair values of our investment securities.

	Less than 12 months		12 months or more
December 31 (In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

2006
Debt
U.S. corporate	$608	$(4)	$1,242	$(21)
State and municipal	139	(2)	76	(2)
Mortgage-backed	409	(1)	584	(11)
Asset-backed	995	(2)	303	(3)
Corporate - non-U.S.	8	(1)	27	(1)
Government - non-U.S.	12	(3)	-	-
Equity	33	(12)	3,891	(2)
Total	$2,204	$(25)	$6,123	$(40)

2005
Debt
U.S. corporate	$790	$(12)	$1,769	$(107)
State and municipal	77	(2)	-	-
Mortgage-backed	843	(2)	699	(15)
Asset-backed	1,029	(1)	166	(6)
Corporate - non-U.S.	-	-	6	(1)
Equity	76	(24)	29	(8)
Total	$2,815	$(41)	$2,669	$(137)

Our portfolio at December 31, 2006 and 2005, contained securities that had been, for 12 months or more, in an unrealized loss position for reasons other than changes in market interest rates. The level of this unrealized loss was insignificant, individually and in the aggregate, at December 31, 2006, reflecting improved pricing in the commercial aircraft Enhanced Equipment Trust Certificate market. We review all of our investment securities routinely for other than temporary impairment as described in note 1. In accordance with that policy, we have provided for all amounts that we did not expect either to collect in accordance with the contractual terms of the instruments or to recover based on underlying collateral values. We presently intend to hold our investment securities in an unrealized loss position at December 31, 2006, at least until we can recover their respective amortized cost and we have the ability to hold our debt securities until their maturities.

Contractual Maturities of our Investment in Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized cost	Estimated fair value

Due in
2007	$1,455	$1,453
2008-2011	2,698	2,694
2012-2016	1,180	1,191
2017 and later	2,540	2,574

(47)

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on investment securities follows.

(In millions)	2006	2005	2004

Gains	$204	$245	$304
Losses, including impairments	(91)	(59)	(115)
Net	$113	$186	$189

In the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

Proceeds from investment securities sales amounted to $9,964 million, $8,951 million and $7,704 million in 2006, 2005 and 2004, respectively, principally from the short-term nature of the investments that support the guaranteed investment contracts portfolio.

Note 6. Financing Receivables (investments in loans and financing leases)

December 31 (In millions)	2006	2005

Loans, net of deferred income	$266,290	$226,113
Investment in financing leases, net of deferred income	67,891	63,024
	334,181	289,137
Less allowance for losses (note 7)	(4,595)	(4,570)
Financing receivables - net	$329,586	$284,567

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:

December 31 (In millions)	2006	2005

Loans, net of deferred income	$11,399	$15,868
Investment in financing leases, net of deferred income	134	769
	11,533	16,637
Less allowance for losses	(24)	(22)
Financing receivables - net	$11,509	$16,615

(48)

Details of financing receivables - net follow.

December 31 (In millions)	2006	2005

GE Commercial Finance
Equipment and leasing	$73,492	$68,374
Commercial and industrial	47,216	40,955
Real estate	27,944	19,555
	148,652	128,884

GE Money
Non-U.S. residential mortgages	58,237	46,205
Non-U.S. installment and revolving credit	36,279	31,849
U.S. installment and revolving credit	29,007	21,963
Non-U.S. auto	25,088	22,803
Other	8,059	7,286
	156,670	130,106

GE Infrastructure(a)(b)	21,040	18,953

Other(c)	7,819	11,194
	334,181	289,137
Less allowance for losses	(4,595)	(4,570)
Total	$329,586	$284,567

(a)
Included loans and financing leases of $11,165 million and $11,192 million at December 31, 2006 and 2005, respectively, related to commercial aircraft at Aviation Financial Services and loans and financing leases of $7,512 million and $5,341 million at December 31, 2006 and 2005, respectively, related to Energy Financial Services.

(b)	Included only portions of the segment that are financial services businesses.
(c)	Included loans and financing leases of $6,853 million and $10,160 million at December 31, 2006 and 2005, respectively, related to certain consolidated, liquidating securitization entities.

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

(49)

rentals receivable. Our share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment.

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2006	2005	2006	2005	2006	2005

Total minimum lease payments
receivable	$87,814	$85,404	$64,264	$59,983	$23,550	$25,421
Less principal and interest on
third-party nonrecourse debt	(16,983)	(18,723)	-	-	(16,983)	(18,723)
Net rentals receivable	70,831	66,681	64,264	59,983	6,567	6,698
Estimated unguaranteed residual
value of leased assets	9,582	8,558	6,643	5,494	2,939	3,064
Less deferred income	(12,522)	(12,215)	(9,416)	(9,120)	(3,106)	(3,095)
Investment in financing leases,
net of deferred income	67,891	63,024	61,491	56,357	6,400	6,667
Less amounts to arrive at net
investment
Allowance for losses	(332)	(547)	(310)	(402)	(22)	(145)
Deferred taxes	(7,845)	(7,991)	(3,000)	(3,477)	(4,845)	(4,514)
Net investment in financing leases	$59,714	$54,486	$58,181	$52,478	$1,533	$2,008

(a)	Included $649 million and $465 million of initial direct costs on direct financing leases at December 31, 2006 and 2005, respectively.
(b)
Included pre-tax income of $302 million and $241 million and income tax of $113 million and $93 million during 2006 and 2005, respectively. Net investment credits recognized during 2006 and 2005 were inconsequential.

Contractual Maturities

(In millions)	Total loans	Net rentals receivable

Due in
2007	$86,290	$18,278
2008	33,232	14,987
2009	25,577	11,568
2010	14,632	7,823
2011	17,794	5,231
2012 and later	88,765	12,944
Total	$266,290	$70,831

We expect actual maturities to differ from contractual maturities.

Individually “impaired” loans are defined by GAAP as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans follows.

(50)

December 31 (In millions)	2006	2005

Loans requiring allowance for losses	$1,346	$1,474
Loans expected to be fully recoverable	497	451
	$1,843	$1,925

Allowance for losses	$446	$626
Average investment during year	1,856	2,116
Interest income earned while impaired(a)	34	46

(a)	Recognized principally on cash basis.

Note 7. Allowance for Losses on Financing Receivables

(In millions)	2006	2005	2004

Balance at January 1
GE Commercial Finance	$1,087	$1,505	$1,925
GE Money	3,234	3,473	3,959
GE Infrastructure(a)	219	581	287
Other	30	30	27
	4,570	5,589	6,198

Provision charged to operations
GE Commercial Finance	57	315	302
GE Money	3,767	3,337	3,220
GE Infrastructure(a)	(63)	211	328
Other	14	1	18
	3,775	3,864	3,868

Other additions (reductions), net	59	(489)	(59)

Gross write-offs
GE Commercial Finance	(544)	(875)	(920)
GE Money	(4,773)	(4,447)	(4,425)
GE Infrastructure(a)	(112)	(572)	(27)
Other	(34)	(47)	(73)
	(5,463)	(5,941)	(5,445)

(51)

(In millions)	2006	2005	2004

Recoveries
GE Commercial Finance	112	177	158
GE Money	1,533	1,359	846
GE Infrastructure(a)	-	-	2
Other	9	11	21
	1,654	1,547	1,027

Balance at December 31
GE Commercial Finance	809	1,087	1,505
GE Money	3,715	3,234	3,473
GE Infrastructure(a)	44	219	581
Other	27	30	30
Total	$4,595	$4,570	$5,589

(a)	Included only portions of the segment that are financial services businesses.

See note 6 for amounts related to consolidated, liquidating securitization entities.

Selected Financing Receivables Ratios

December 31	2006	2005

Allowance for losses on financing receivables as a percentage of total financing receivables
GE Commercial Finance	0.54%	0.84%
GE Money	2.37	2.49
GE Infrastructure(a)	0.21	1.16
Other	0.35	0.27
Total	1.38	1.58

Nonearning financing receivables as a percentage of total financing receivables
GE Commercial Finance	1.1%	1.0%
GE Money	2.1	2.1
GE Infrastructure(a)	-	0.1
Other	1.1	0.7
Total	1.5	1.4

(a)	Included only portions of the segment that are financial services businesses.

(52)

Note 8. Buildings and Equipment

December 31 (Dollars in millions)	Estimated useful lives-new (years)		2006	2005

Original cost(a)
Land, buildings and equipment	1-40	(b)	$5,403	$5,498
Equipment leased to others
Aircraft	20		36,146	32,941
Vehicles	1-14		26,937	23,206
Mobile and modular space	12-25		4,059	2,889
Railroad rolling stock	5-36		3,509	3,327
Construction and manufacturing	2-25		1,927	1,594
All other	2-33		2,709	2,752
Total			$80,690	$72,207

Net carrying value(a)
Land, buildings and equipment			$2,984	$3,085
Equipment leased to others
Aircraft(c)			29,886	27,116
Vehicles			17,131	14,062
Mobile and modular space			2,546	1,496
Railroad rolling stock			2,395	2,189
Construction and manufacturing			1,289	1,080
All other			1,931	1,908
Total			$58,162	$50,936

(a)	Included $1,763 million and $1,935 million of original cost of assets leased to GE with accumulated amortization of $293 million and $298 million at December 31, 2006 and 2005, respectively.
(b)	Estimated useful lives exclude land.
(c)
The Aviation Financial Services business of GE Infrastructure recognized impairment losses of $51 million in 2006 and $295 million in 2005 recorded in the caption “Depreciation and amortization” in the Statement of Earnings to reflect adjustments to fair value based on current market values from independent appraisers.

Amortization of equipment leased to others was $5,791 million, $5,591 million and $5,314 million in 2006, 2005 and 2004, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2006, are as follows:

(In millions)

Due in
2007	$8,253
2008	7,013
2009	5,744
2010	4,550
2011	3,322
2012 and later	9,647
Total	$38,529

(53)

Note 9. Intangible Assets

December 31 (In millions)	2006	2005

Goodwill	$22,578	$21,161
Intangible assets subject to amortization	2,665	1,925
Total	$25,243	$23,086

Changes in goodwill balances follow.

2006
(In millions)	GE Commercial Finance	GE Money	GE Industrial(a)	GE Infrastructure(a)	Total

Balance January 1	$10,445	$9,184	$1,406	$126	$21,161
Acquisitions/purchase accounting
adjustments	603	309	(37)	39	914
Currency exchange and other	91	352	61	(1)	503
Balance December 31	$11,139	$9,845	$1,430	$164	$22,578

2005
(In millions)	GE Commercial Finance	GE Money	GE Industrial(a)	GE Infrastructure(a)	Total

Balance January 1	$9,960	$9,854	$1,459	$130	$21,403
Acquisitions/purchase accounting
adjustments	771	(24)	(2)	(4)	741
Currency exchange and other	(286)	(646)	(51)	-	(983)
Balance December 31	$10,445	$9,184	$1,406	$126	$21,161

(a)	Included only portions of the segment that are financial services businesses.

Goodwill balances increased $1,030 million in 2006 as a result of new acquisitions. The largest goodwill balance increases arose from acquisitions of Banque Artesia Nederland N.V., a subsidiary of Dexia Group ($340 million) and the custom fleet business of National Australia Bank Ltd. ($306 million) by GE Commercial Finance. Goodwill declined by $116 million related to purchase accounting adjustments to prior-year acquisitions during 2006.

Goodwill balances increased $950 million in 2005 as a result of new acquisitions. The largest goodwill balance increases arose from acquisitions of Antares Capital Corp. ($407 million), the Transportation Financial Services Group of CitiCapital ($226 million) and the Inventory Finance division of Bombardier Capital ($191 million) by GE Commercial Finance. Goodwill declined by $209 million related to purchase accounting adjustments to prior-year acquisitions during 2005, primarily associated with the 2004 acquisitions of Australian Financial Investment Group (AFIG) by GE Money and Sophia S.A. by GE Commercial Finance.

Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired

(54)

company’s accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

Intangible Assets Subject to Amortization

	2006			2005
December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Patents, licenses and
trademarks	$466	$(302)	$164	$495	$(272)	$223
Capitalized software	1,659	(965)	694	1,453	(784)	669
All other	2,744	(937)	1,807	1,774	(741)	1,033
Total	$4,869	$(2,204)	$2,665	$3,722	$(1,797)	$1,925

Amortization expense related to intangible assets subject to amortization was $549 million and $400 million for 2006 and 2005, respectively.

Note 10. Other Assets

December 31 (In millions)	2006	2005

Investments
Real estate(a)	$27,207	$15,649
Assets held for sale(b)	12,524	8,574
Associated companies	12,534	15,177
Cost method(c)	2,321	2,235
Other	1,191	1,303
	55,777	42,938

Derivative instruments	1,796	1,440
Advances to suppliers	1,714	1,762
Deferred acquisition costs	84	88
Other	3,996	3,279
Total(d)	$63,367	$49,507

(a)
Our investment in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2006: office buildings (55%), apartment buildings (16%), retail facilities (10%), industrial properties (5%), parking facilities (4%), franchise properties (2%) and other (8%). At December 31, 2006, investments were located in North America (39%), Europe (37%) and Asia (24%).

(b)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale, securitization or other means. Such assets consisted primarily of real estate properties and mortgage and credit card receivables, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell.

(c)
The fair value of and unrealized loss on those investments in a continuous loss position for less than 12 months in 2006 were $111 million and $26 million, respectively. The fair value of and unrealized loss on those investments in a continuous loss position for 12 months or more in 2006 were $37 million and $8 million, respectively. The fair value of and unrealized loss on those investments in a continuous loss position for less than 12 months in 2005 were $99 million and $30 million, respectively. The fair value of and unrealized loss on those investments in a continuous loss position for 12 months or more in 2005 were $22 million and $9 million, respectively.

(d)	Included $98 million in 2006 and $1,235 million in 2005 related to consolidated, liquidating securitization entities. See note 19.

(55)

Note 11. Borrowings

Short-Term Borrowings
	2006			2005
December 31 (Dollars in millions)		Average			Average
	Amount	rate	(a)	Amount	rate	(a)

Commercial paper
U.S.
Unsecured	$60,141	5.37%		$60,640	4.30%
Asset-backed(b)	6,430	5.35		9,267	4.21
Non-U.S.	26,329	4.38		20,456	3.47
Current portion of long-term debt(c)(d)	44,518	4.86		41,744	4.05
GE Interest Plus notes(e)	9,161	5.43		7,708	4.35
Other	22,317			9,864
Total	$168,896			$149,679

(a)
Based on year-end balances and year-end local currency interest rates. Current portion of long-term debt included the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)	Entirely obligations of consolidated, liquidating securitization entities. See note 19.
(c)	Included short-term borrowings by consolidated, liquidating securitization entities of $697 million at December 31, 2005, which matured in 2006. See note 19.
(d)	Included $250 million of subordinated notes guaranteed by GE at December 31, 2005, which matured in 2006.
(e)	Entirely variable denomination floating rate notes.

Long-Term Borrowings

	2006
	Average
December 31 (Dollars in millions)	rate	(a)	Maturities	2006	2005

Senior notes
Unsecured(b)	4.95%		2008-2055	$240,105	$182,654
Asset-backed(c)	5.83		2008-2035	5,810	6,845
Extendible notes	5.32		2009-2011	6,000	14,022
Subordinated notes(d)	5.82		2009-2066	4,902	2,685
Total				$256,817	$206,206

(a)	Based on year-end balances and year-end local currency interest rates, including the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.
(b)	Included borrowings from GECS affiliates of $3,226 million and $1,464 million at December 31, 2006 and 2005, respectively. See note 19.
(c)	Included $4,684 million and $6,845 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at December 31, 2006 and 2005, respectively. See note 19.
(d)	Included $450 million of subordinated notes guaranteed by GE at December 31, 2006 and 2005.

Our borrowings are addressed below from the perspectives of liquidity, interest rate and currency risk management. Additional information about borrowings and associated swaps can be found in note 18.

(56)

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities, including borrowings from GE, over the next five years follow.

(In millions)

2007		2008		2009	2010	2011

$44,518	(a)	$53,397	(b)	$44,144	$34,282	$21,062

(a)
Floating rate extendible notes of $256 million are due in 2007, but are extendible at the option of the investors to a final maturity in 2008. Fixed and floating rate notes of $975 million contain put options with exercise dates in 2007, and which have final maturity dates in 2008 ($350 million), 2009 ($100 million) and beyond 2012 ($525 million).

(b)
Floating rate extendible notes of $6,000 million are due in 2008, of which $2,000 million are extendible at the option of the investors to a final maturity in 2009, and $4,000 million are extendible to a final maturity in 2011.

Committed credit lines totaling $59.9 billion had been extended to us by 75 banks at year-end 2006. Included in this amount was $50.4 billion provided directly to us and $9.5 billion provided by 16 banks to GE, to which we also have access. Our lines include $28.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. The remaining $31.3 billion are 364-day lines of which $31.2 billion contain a term-out feature that allows us to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but compensation amounts were insignificant in each of the past three years.

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. We take positions in view of anticipated behavior of assets, including prepayment behavior. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives.

The following table provides additional information about derivatives designated as hedges of borrowings in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Derivative Fair Values by Activity/Instrument

December 31 (In millions)	2006	2005

Cash flow hedges	$763	$726
Fair value hedges	(147)	(39)
Total	$616	$687

Interest rate swaps	$(860)	$(423)
Currency swaps	1,476	1,110
Total	$616	$687

We regularly assess the effectiveness of all other hedge positions using a variety of techniques, including cumulative dollar offset and regression analysis, depending on which method was selected at inception of the respective hedge. Adjustments related to fair value hedges decreased the carrying amount of debt outstanding at December 31, 2006, by $111 million. At December 31, 2006, the maximum term of derivative instruments that hedge forecasted transactions was 29 years and related to hedges of long-term, non-U.S. dollar denominated fixed rate debt. See note 18.

(57)

Note 12. Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits

December 31 (In millions)	2006	2005

Guaranteed investment contracts of SPEs	$11,870	$11,685
Life insurance benefits	6	6
Unpaid claims and claims adjustment expenses	164	176
Unearned premiums	378	227
Total	$12,418	$12,094

When insurance affiliates cede insurance to third parties, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” We had no reinsurance recoveries for the years ended December 31, 2006 and 2005, and an insignificant amount for the year ended December 31, 2004.

Note 13. Income Taxes

The provision for income taxes is summarized in the following table.

(In millions)	2006	2005	2004

Current tax expense	$456	$1,903	$1,281
Deferred tax expense (benefit) from temporary differences	691	(796)	333
	$1,147	$1,107	$1,614

We are included in the consolidated U.S. federal income tax return which GE Company files. The provision for current tax expense includes our effect on the consolidated return.

Current tax expense includes amounts applicable to U.S. federal income taxes of $(238) million, $841 million and $(429) million in 2006, 2005 and 2004, respectively, and amounts applicable to non-U.S. jurisdictions of $550 million, $856 million and $1,522 million in 2006, 2005 and 2004, respectively. Deferred taxes related to U.S. federal income taxes were an expense of $433 million in 2006 and benefits of $301 million and $16 million in 2005 and 2004, respectively.

U.S. earnings from continuing operations before income taxes were $3,051 million in 2006, $2,784 million in 2005 and $2,612 million in 2004. The corresponding amounts for non-U.S.-based operations were $8,467 million in 2006, $7,349 million in 2005 and $7,125 million in 2004.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies.

(58)

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2006, were approximately $30 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	2006	2005	2004

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from
Tax on global activities including exports	(22.3)	(23.2)	(14.9)
U.S. business credits	(2.2)	(2.7)	(2.3)
All other - net	(0.5)	1.8	(1.2)
	(25.0)	(24.1)	(18.4)
Actual income tax rate	10.0%	10.9%	16.6%

Principal components of our net liability representing deferred income tax balances are as follows:

December 31 (In millions)	2006	2005

Assets
Allowance for losses	$1,862	$2,019
Non-U.S. loss carryforwards(a)	834	688
Cash flow hedges	198	350
Other - net	5,756	3,327
Total deferred income tax assets	8,650	6,384

Liabilities
Financing leases	7,845	7,991
Operating leases	4,326	3,989
Intangible assets	1,202	1,120
Other - net	6,004	4,353
Total deferred income tax liabilities	19,377	17,453

Net deferred income tax liability	$10,727	$11,069

(a)
Net of valuation allowances of $203 million and $132 million for 2006 and 2005, respectively. Of the net deferred tax asset as of December 31, 2006, of $834 million, $24 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2007, through December 31, 2009, $334 million relates to net operating losses that expire in various years ending from December 31, 2010, through December 31, 2021, and $476 million relates to net operating loss carryforwards that may be carried forward indefinitely.

(59)

Note 14. Minority Interest in Equity of Consolidated Affiliates

Minority interest in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2006	2005

Minority interest in consolidated affiliates(a)	$776	$898
Minority interest in preferred stock(b)	1,232	1,314
	$2,008	$2,212

(a)	Included minority interest in partnerships, common shares of consolidated affiliates and consolidated, liquidating securitization entities.
(b)
The preferred stock primarily pays cumulative dividends at variable rates. Dividend rates in local currency on the preferred stock ranged from 3.28% to 5.49% during 2006 and 2.03% to 5.38% during 2005.

(60)

Note 15. Shareowner’s Equity

(In millions)	2006	2005	2004

Cumulative preferred stock issued	$-	$-	$3

Common stock issued	$56	$56	$56

Accumulated nonowner changes other than earnings
Balance at January 1	$2,573	$5,246	$3,715
Investment securities - net of deferred taxes
of $75, $(242) and $(105)	154	(114)	(464)
Currency translation adjustments - net of deferred taxes
of $(1,506), $695 and $(1,285)	2,629	(2,501)	2,296
Cash flow hedges - net of deferred taxes
of $78, $330 and $(102)	590	550	(87)
Benefit plans - net of deferred taxes
of $(87), $1 and $(33)(a)	(131)	(23)	(93)
Reclassification adjustments
Investment securities - net of deferred taxes
of $(225), $(63), and $(70)	(417)	(116)	(131)
Currency translation adjustments	(163)	-	-
Cash flow hedges - net of deferred taxes
of $(69), $(258) and $(19)	(422)	(469)	10
Balance at December 31(b)(c)	$4,813	$2,573	$5,246

Additional paid-in capital
Balance at January 1	$12,055	$14,539	$14,196
Contributions(d)	2,103	43	343
Redemption of preferred stock(d)	(70)	(2,527)	-
Balance at December 31	$14,088	$12,055	$14,539

Retained earnings
Balance at January 1	$35,506	$34,194	$28,752
Net earnings	10,386	9,926	8,590
Dividends(d)	(8,264)	(8,614)	(3,148)
Balance at December 31	$37,628	$35,506	$34,194

Total equity
Balance at December 31	$56,585	$50,190	$54,038

(a)	The 2006 change includes transition effect related to adoption of SFAS 158 of $(119) million, net of taxes of $(58) million. See note 1 for further information regarding SFAS 158.
(b)	Included accumulated nonowner changes related to discontinued operations of $633 million and $1,459 million at December 31, 2005 and 2004, respectively.
(c)
At December 31, 2006, included reductions of equity of $838 million related to hedges of our investments in subsidiaries that have functional currencies other than the U.S. dollar and $199 million related to cash flow hedges of forecasted transactions, of which we expect to transfer $215 million to earnings in 2007 along with the earnings effects of the related forecasted transaction.

(d)	Total dividends and other transactions with shareowner reduced equity by $6,231 million, $11,101 million and $2,805 million in 2006, 2005 and 2004, respectively.

All common stock is owned by GE Capital Services, all of the common stock of which is in turn owned, directly or indirectly by GE Company.

(61)

Certain of our consolidated affiliates are restricted from remitting certain funds to us in the form of dividends or loans by a variety of regulations or statutory requirements. At December 31, 2006, restricted net assets of these affiliates amounted to $14.8 billion.

At December 31, 2006 and 2005, the aggregate statutory capital and surplus of the insurance activities and discontinued insurance operations totaled $0.1 billion and $2.4 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

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

Certain supplemental information related to our cash flows is shown below.

December 31 (In millions)	2006	2005	2004

All other operating activities
Net change in assets held for sale	$(1,578)	$2,192	$84
Amortization of intangible assets	549	400	452
Realized gains on sale of investment securities	(127)	(186)	(190)
Other	746	(651)	369
	$(410)	$1,755	$715

Net increase in financing receivables
Increase in loans to customers	$(367,088)	$(314,309)	$(340,747)
Principal collections from customers - loans	293,647	266,371	305,374
Investment in equipment for financing leases	(25,667)	(23,480)	(22,048)
Principal collections from customers - financing leases	18,265	21,509	19,238
Net change in credit card receivables	(25,790)	(21,391)	(21,312)
Sales of financing receivables	67,471	54,144	44,543
	$(39,162)	$(17,156)	$(14,952)

All other investing activities
Purchases of securities by insurance activities	$(8,762)	$(5,955)	$(4,076)
Dispositions and maturities of securities by insurance activities	8,302	6,204	6,427
Other assets - investments	(4,938)	(2,218)	(1,251)
Other	(8,405)	3,577	478
	$(13,803)	$1,608	$1,578

(62)

December 31 (In millions)	2006	2005	2004

Newly issued debt having maturities longer than 90 days
Short-term (91 to 365 days)	$1,237	$4,675	$3,677
Long-term (longer than one year)	87,788	60,990	54,632
Proceeds - nonrecourse, leveraged lease	1,015	203	319
	$90,040	$65,868	$58,628

Repayments and other reductions of debt having maturities
longer than 90 days
Short-term (91 to 365 days)	$(42,249)	$(38,076)	$(41,085)
Long-term (longer than one year)	(5,279)	(9,934)	(3,378)
Principal payments - nonrecourse, leveraged lease	(1,404)	(830)	(652)
	$(48,932)	$(48,840)	$(45,115)

All other financing activities
Proceeds from sales of investment contracts	$16,392	$15,837	$11,005
Redemption of investment contracts	(16,350)	(15,861)	(13,776)
Redemption of preferred stock	(70)	(2,530)	-
Capital contribution from GECS	1,946	-	-
	$1,918	$(2,554)	$(2,771)

Note 17. Operating Segments

Revenues

	Total revenues			Intersegment revenues			External revenues
(In millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004

GE Commercial Finance	$22,982	$20,014	$19,068	$114	$121	$161	$22,868	$19,893	$18,907
GE Money	21,759	19,416	15,725	24	35	13	21,735	19,381	15,712
GE Industrial(a)	7,061	6,627	6,571	16	17	13	7,045	6,610	6,558
GE Infrastructure(a)	6,002	5,058	4,290	6	-	2	5,996	5,058	4,288
GECC corporate items
and eliminations	1,929	2,608	4,226	(160)	(173)	(189)	2,089	2,781	4,415
Total	$59,733	$53,723	$49,880	$-	$-	$-	$59,733	$53,723	$49,880

(a)	Included only portions of the segment that are financial services businesses.

Revenues originating from operations based in the United States were $28,901 million, $26,290 million and $25,429 million in 2006, 2005 and 2004, respectively. Revenues originating from operations based outside the United States were $30,832 million, $27,433 million and $24,451 million in 2006, 2005 and 2004, respectively.

(63)

	Depreciation and amortization For the years ended December 31			Provision for income taxes
(In millions)	2006	2005	2004	2006	2005	2004

GE Commercial Finance	$3,138	$2,596	$2,719	$691	$767	$1,025
GE Money	438	393	334	373	536	442
GE Industrial(a)	1,982	1,912	1,876	61	64	(124)
GE Infrastructure(a)	1,421	1,439	1,122	192	(195)	58
GECC corporate items and eliminations	35	25	70	(170)	(65)	213
Total	$7,014	$6,365	$6,121	$1,147	$1,107	$1,614

(a)	Included only portions of the segment that are financial services businesses.

	Interest on loans			Interest expense
(In millions)	2006	2005	2004	2006	2005	2004

GE Commercial Finance	$7,151	$5,872	$5,531	$7,702	$5,830	$4,666
GE Money	14,112	13,086	10,619	6,808	5,425	3,560
GE Industrial(a)	10	10	12	609	536	526
GE Infrastructure(a)	678	536	389	2,069	1,706	1,428
GECC corporate items and eliminations	319	391	563	567	508	735
Total	$22,270	$19,895	$17,114	$17,755	$14,005	$10,915

(a)	Included only portions of the segment that are financial services businesses.

	Assets(b)(c) At December 31			Buildings and equipment additions(d) For the years ended December 31
(In millions)	2006	2005	2004	2006	2005	2004

GE Commercial Finance	$237,225	$189,138	$184,896	$6,797	$5,005	$4,213
GE Money	191,358	159,592	150,531	238	189	217
GE Industrial(a)	19,365	17,438	17,888	3,836	3,366	3,060
GE Infrastructure(a)	60,351	53,548	50,550	3,375	2,874	3,121
GECC corporate items and eliminations	35,366	55,543	163,119	54	13	39
Total	$543,665	$475,259	$566,984	$14,300	$11,447	$10,650

(a)	Included only portions of the segment that are financial services businesses.
(b)
Total assets of the GE Commercial Finance, GE Money, GE Industrial and GE Infrastructure segments at December 31, 2006, include investments in and advances to associated companies of $1,995 million, $7,354 million, $37 million and $3,148 million, respectively, which contributed approximately $393 million, $745 million, an insignificant amount and $940 million, respectively, to segment pre-tax income for the year ended December 31, 2006.

(c)	Assets of discontinued operations are included in GECC corporate items and eliminations for all periods presented.
(d)	Additions to buildings and equipment include amounts relating to principal businesses purchased.

Buildings and equipment associated with operations based in the United States were $17,808 million, $16,546 million and $16,094 million at year-end 2006, 2005 and 2004, respectively. Buildings and equipment associated

(64)

with operations based outside the United States were $40,354 million, $34,390 million and $30,156 million at year-end 2006, 2005 and 2004, respectively.

Basis for presentation

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described in note 1.

Details of segment profit by operating segment can be found in the Summary of Operating Segments table on page 15 of this report.

Note 18. Financial Instruments

	2006				2005
			Assets (liabilities)				Assets (liabilities)
December 31 (In millions)	Notional amount		Carrying amount (net)	Estimated fair value	Notional amount		Carrying amount (net)	Estimated fair value
Assets
Loans	$	(a)	$262,027	$261,552	$	(a)	$222,090	$222,443
Other commercial and
residential mortgages
held for sale		(a)	6,220	6,304		(a)	5,683	5,736
Other financial instruments(b)		(a)	3,686	4,130		(a)	4,131	4,488
Liabilities
Borrowings(c)(d)		(a)	(425,713)	(431,515)		(a)	(355,885)	(363,562)
Insurance - credit life(e)		2,474	(75)	(55)		2,172	-	-

(a)	These financial instruments do not have notional amounts.
(b)	Principally cost method investments.
(c)	Included effects of interest rate and cross-currency swaps.
(d)	See note 11.
(e)	Net of reinsurance of $800 million and $225 million at December 31, 2006 and 2005, respectively.

Assets and liabilities not carried at fair value in our Statement of Financial Position are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. Therefore, the disclosed fair values may not be indicative of net realizable value or reflect future fair values.

A description of how we estimate fair values follows.

Loans

Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

Borrowings

Based on discounted future cash flows using current market rates which are comparable to market quotes.

(65)

All other instruments

Based on comparable market transactions, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations. The fair values of our cost method investments that are not exchange traded represent our best estimates of amounts we could have received other than on a forced or liquidation basis.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

Additional information about certain categories in the table above follows.

Residential mortgages

Residential mortgage products amounting to $13,325 million (23% of all residential mortgages) and $12,633 million (27% of all residential mortgages) at December 31, 2006 and 2005, respectively, were either high loan-to-value, those permitting interest-only payments or those with below market introductory rates. We originate such loans either for our portfolio or for sale in secondary markets. The portfolio was geographically diverse, with Europe and North America the most significant market segments.

Insurance - credit life

Certain insurance affiliates, primarily in GE Money, issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of our overall risk management process, we cede to third parties a portion of this associated risk, but are not relieved of our primary obligation to policyholders.

Loan Commitments

	Notional amount
December 31 (In millions)	2006	2005

Ordinary course of business lending commitments(a)
Fixed rate	$3,186	$4,188
Variable rate	9,515	6,068
Unused revolving credit lines(b)
Commercial
Fixed rate	868	779
Variable rate	24,095	20,779
Consumer - principally credit cards
Fixed rate	136,920	170,367
Variable rate	341,656	281,113

(a)	Excluded investment commitments of $2,881 million and $1,418 million as of December 31, 2006 and 2005, respectively.
(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $11,044 million and $11,383 million as of December 31, 2006 and 2005, respectively.

(66)

Derivatives and hedging

We conduct our business activities in diverse markets around the world, including countries where obtaining local funding is sometimes inefficient. The nature of our activities exposes us to changes in interest rates and currency exchange rates. We manage such risks using straightforward techniques including debt whose terms correspond to terms of the funded assets, as well as combinations of debt and derivatives that achieve our objectives. We also are exposed to various commodity price risks and address certain of these risks with commodity contracts. We value derivatives that are not exchange-traded with internal market-based valuation models. When necessary, we also obtain information from our derivative counterparties to validate our models and to value the few products that our internal models do not address.

We use interest rate swaps, currency derivatives and commodity derivatives to reduce the variability of expected future cash flows associated with variable rate borrowings and commercial purchase and sale transactions, including commodities. We use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the fair value effects of interest rate and currency exchange rate changes on local and nonfunctional currency denominated fixed-rate borrowings and certain types of fixed-rate assets. We use currency swaps and forwards to protect our net investments in global operations conducted in non-U.S. dollar currencies. We intend all of these positions to qualify as hedges and to be accounted for as hedges.

We use swaps, futures and option contracts, including caps, floors and collars, as economic hedges of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. We sometimes use credit default swaps to hedge the credit risk of various counterparties with which we have entered into loan or leasing arrangements. We occasionally obtain equity warrants as part of sourcing or financing transactions. Although these instruments are derivatives, their economic risks are similar to, and managed on the same basis as, risks of other equity instruments we hold. These instruments are marked to market through earnings.

Earnings effects of derivatives designated as hedges

At December 31, 2006, approximately 57% of our total interest rate swaps accounted for as hedges were exempt from ongoing tests of effectiveness. The following table provides information about the earnings effects of derivatives designated and qualifying as hedges, but not qualifying for the assumption of no ineffectiveness.

Pre-tax Gains (Losses)

December 31 (In millions)	2006	2005	2004

Cash flow hedges
Ineffectiveness	$10	$(27)	$21
Amounts excluded from the measure of effectiveness	(16)	(5)	(6)

Fair value hedges
Ineffectiveness	(47)	4	13
Amounts excluded from the measure of effectiveness	33	(8)	3

Additional information regarding the use of derivatives is provided in note 11 and note 15.

(67)

Counterparty credit risk

We manage counterparty credit risk, the risk that counterparties will default and not make payments to us according to the terms of the agreements, on an individual counterparty basis. Thus, when a legal right of offset exists, we net certain exposures by counterparty and include the value of collateral to determine the amount of ensuing exposure. When net exposure to a counterparty, based on the current market values of agreements and collateral, exceeds credit exposure limits (see following table), we take action to reduce exposure. Such actions include prohibiting additional transactions with the counterparty, requiring collateral from the counterparty (as described below) and terminating or restructuring transactions.

Swaps are required to be executed under master agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-. In certain cases we have entered into collateral arrangements that provide us with the right to hold collateral (cash or U.S. Treasury or other highly-rated securities) when the current market value of derivative contracts exceeds a specified limit. We evaluate credit risk exposures and compliance with credit exposure limits net of such collateral.

Fair values of our derivatives assets and liabilities represent the replacement value of existing derivatives at market prices and can change significantly from period to period based on, among other factors, market movements and changes in our positions. At December 31, 2006, our exposure to counterparties, after consideration of netting arrangements and collateral, was about $1,100 million.

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

(68)

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

Securitized assets that are on-balance sheet include assets consolidated upon adoption of FIN 46, Consolidation of Variable Interest Entities (the predecessor to FIN 46R). Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

The following table represents assets in securitization entities, both consolidated and off-balance sheet.

December 31 (In millions)	2006	2005

Receivables secured by
Equipment	$9,590	$12,949
Commercial real estate	9,765	11,437
Residential real estate	7,329	8,882
Other assets	14,743	12,869
Credit card receivables	12,947	10,039
Trade receivables	176	-
Total securitized assets	$54,550	$56,176

December 31 (In millions)	2006	2005

Off-balance sheet(a)(b)	$42,903	$38,272
On-balance sheet(c)	11,647	17,904
Total securitized assets	$54,550	$56,176

(a)
At December 31, 2006 and 2005, liquidity support amounted to $276 million and $1,931 million, respectively. These amounts are net of $1,936 million and $2,450 million, respectively, participated or deferred beyond one year. Credit support amounted to $2,240 million and $4,386 million at December 31, 2006 and 2005, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $27 million and $93 million at December 31, 2006 and 2005, respectively.
(c)
At December 31, 2006 and 2005, liquidity support amounted to $6,585 million and $10,044 million, respectively. For December 31, 2005, this amount is net of $138 million participated or deferred beyond one year. No amounts have been participated or deferred beyond one year at December 31, 2006. Credit support amounted to $2,926 million and $4,780 million at December 31, 2006 and 2005, respectively.

(69)

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

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Statement of Financial Position.

December 31 (In millions)	2006	2005

Financing receivables - net (note 6)	$11,509	$16,615
Other	138	1,289
Total	$11,647	$17,904

Off-balance sheet arrangements

We engage in off-balance sheet securitization transactions with third-party entities and use public market term securitizations. As discussed above, assets in off-balance sheet securitization entities amounted to $42.9 billion and $38.3 billion at December 31, 2006 and 2005, respectively. Gross securitization gains amounted to $1,199 million in 2006 compared with $939 million in 2005 and $1,195 million in 2004.

Amounts recognized in our financial statements related to sales to off-balance sheet securitization entities are as follows:

December 31 (In millions)	2006	2005

Retained interests	$4,260	$3,871
Servicing assets	9	29
Recourse liability	(27)	(93)
Total	$4,242	$3,807

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

•	Recourse liability. Certain transactions involve credit support agreements. As a result, we provide for expected credit losses at amounts that approximate fair value.

(70)

The following table summarizes data related to securitization sales that we completed during 2006 and 2005.

(Dollars in millions)	Equipment	Commercial real estate	Credit card receivables	Other assets

2006
Cash proceeds from securitization	$2,784	$4,427	$5,251	$7,782
Proceeds from collections
reinvested in new receivables	-	-	16,360	30,584
Cash received on retained interests	236	73	2,307	341
Cash received from servicing and
other sources	45	26	219	126
Weighted average lives (in months)	23	75	7	39

Assumptions as of sale date(a)
Discount rate	8.3%	12.8%	12.0%	12.6%
Prepayment rate	10.4	7.6	12.5	20.2
Estimate of credit losses	1.4	0.5	6.8	0.8

(a)	Based on weighted averages.

(Dollars in millions)	Equipment	Commercial real estate	Credit card receivables	Other assets

2005
Cash proceeds from securitization	$3,702	$5,571	$6,985	$4,705
Proceeds from collections
reinvested in new receivables	-	-	10,067	27,697
Cash received on retained interests	190	58	1,644	10
Cash received from servicing and
other sources	75	36	155	91
Weighted average lives (in months)	37	80	8	35

Assumptions as of sale date(a)
Discount rate	8.8%	13.4%	11.7%	12.6%
Prepayment rate	8.8	6.5	12.6	21.2
Estimate of credit losses	2.3	0.8	7.5	0.6

(a)	Based on weighted averages.

Key assumptions used in measuring the fair value of retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions related to all outstanding retained interests as of December 31, 2006, are noted in the following table.

(71)

(Dollars in millions)	Equipment	Commercial real estate	Credit card receivables	Other assets

Discount rate(a)	8.9%	13.4%	11.2%	6.6%
Effect of
10% Adverse change	$(10)	$(18)	$(15)	$(6)
20% Adverse change	(21)	(33)	(30)	(13)
Prepayment rate(a)	11.7%	3.2%	12.0%	13.2%
Effect of
10% Adverse change	$(5)	$(7)	$(59)	$(13)
20% Adverse change	(9)	(13)	(110)	(22)
Estimate of credit losses(a)	2.3%	0.9%	6.6%	0.3%
Effect of
10% Adverse change	$(7)	$(6)	$(48)	$(9)
20% Adverse change	(14)	(8)	(95)	(17)
Remaining weighted
average lives (in months)	31	52	8	18
Net credit losses	$58	$-	$576	$8
Delinquencies	121	13	437	315

(a)	Based on weighted averages.

Note 20. Commitments and Guarantees

Commitments, including guarantees

The Aviation Financial Services business of GE Infrastructure had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $14,019 million at December 31, 2006.

At December 31, 2006, we were committed under the following guarantee arrangements beyond those provided on behalf of securitization entities. See note 19.

•
Liquidity support. Liquidity support provided to holders of certain variable rate bonds issued by municipalities amounted to $1,093 million at December 31, 2006. If holders elect to sell supported bonds that cannot be remarketed, we are obligated to repurchase them at par. If called upon, our position would be secured by the repurchased bonds. While we hold any such bonds, we would receive interest payments from the municipalities at a rate that is in excess of the stated rate on the bond. To date, we have not been required to perform under such arrangements and our existing liquidity support will decrease $1,033 million in 2007 and the remaining $60 million by the end of 2008 as the underlying variable rate bonds reach their maturity date. We are currently not providing any such new liquidity facilities.

•
Credit support. We have provided $6,268 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, but possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length

(72)

of the related financing arrangements or transactions. The liability for such credit support was $8 million at December 31, 2006.

•
Indemnification agreements. These are agreements that require us to fund up to $413 million under residual value guarantees on a variety of leased equipment and $816 million of other indemnification commitments arising primarily from sales of businesses or assets. Under most of our residual value guarantees, our commitment is secured by the leased asset at termination of the lease. The liability for these indemnification agreements was $21 million at December 31, 2006.

•
Contingent consideration. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2006, we had total maximum exposure for future estimated payments of $220 million, of which none was earned and payable.

Our guarantees are provided in the ordinary course of business. We underwrite these guarantees considering economic, liquidity and credit risk of the counterparty. We believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities for guarantees at estimated fair value, generally the amount of the premium received, or if we do not receive a premium, the amount based on appraisal, observed market values or discounted cash flows. Any associated expected recoveries from third parties are recorded as other receivables; not netted against the liabilities.

Note 21. Quarterly Information (Unaudited)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005

Total revenues	$13,983	$13,121	$14,479	$12,943	$15,167	$14,024	$16,104	$13,635
Earnings from continuing
operations before income
taxes	$2,742	$2,319	$2,728	$2,028	$2,856	$3,008	$3,192	$2,778
Provision for income taxes	(398)	(285)	(231)	(108)	(248)	(434)	(270)	(280)
Earnings from continuing
operations	2,344	2,034	2,497	1,920	2,608	2,574	2,922	2,498
Earnings (loss) from
discontinued operations,
net of taxes	128	249	(103)	85	(70)	330	60	236
Net earnings	$2,472	$2,283	$2,394	$2,005	$2,538	$2,904	$2,982	$2,734

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2006. We identified the following material weakness in our internal control over

(73)

financial reporting - we did not have adequately designed procedures to designate each hedged commercial paper transaction with the specificity required by Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement that resulted from this material weakness is discussed in (b) below. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2006. Other than with respect to the identification of this material weakness, there was no change in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2006, based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We identified the following material weakness in our internal control over financial reporting - we did not have adequately designed procedures to designate each hedged commercial paper transaction with the specificity required by Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This material weakness resulted in restatement, in January 2007, of our previously issued financial statements as of and for each of the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006. Accordingly, we concluded that our internal control over financial reporting was not effective as of December 31, 2006.

Our independent registered public accounting firm has issued an audit report on our management’s assessment of our internal control over financial reporting. Their report appears in Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not required by this form.

Item 11. Executive Compensation.

Not required by this form.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not required by this form.

(74)

Item 13. Certain Relationships and Related Transactions.

Not required by this form.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services by KPMG LLP, in 2006 and 2005 were:

(In millions)	2006	2005

Type of fees
Audit fees	$31.5	$28.7
Audit-related fees	6.5	3.6
Tax fees	3.4	4.9
All other fees	-	-
	$41.4	$37.2

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

(75)

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Statement of Earnings for each of the years in the three-year period ended December 31, 2006
Statement of Changes in Shareowner’s Equity for each of the years in the three-year period ended
     December 31, 2006
Statement of Financial Position at December 31, 2006 and 2005
Statement of Cash Flows for each of the years in the three-year period ended December 31, 2006
Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2006 (pages 45 through 113) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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

(76)

Exhibit Number	Description

2(a)	Agreement and Plan of Merger dated June 25, 2001, between GECC and GECS Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of GECC’s Current Report on Form 8-K dated as of July 3, 2001).

3(i)
A complete copy of the Certificate of Incorporation of GECC as last amended on December 20, 2006, and currently in effect, consisting of the following: (a) the Restated Certificate of Incorporation of GECC as in effect immediately prior to the filing of a Certificate of Amendment on August 7, 2002 (Incorporated by reference to Exhibit 3(i) of GECC’s Form 10-K Report for the year ended December 31, 2001); and (b) a Certificate of Amendment filed with the Office of the Secretary of State, State of Delaware on August 7, 2002 (Incorporated by reference to Exhibit 3(i) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-100527); (c) a Certificate of Amendment filed with the Office of the Secretary of State, State of Delaware on January 27, 2003 (Incorporated by reference to Exhibit 3(i) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-100527); (d) a Certificate of Amendment filed with the Office of the Secretary of State, State of Delaware on November 23, 2004 (Incorporated by reference to Exhibit 3(i) of GECC’s Form 10-K Report for the year ended December 31, 2004); and (e) a Certificate of Amendment filed with the Office of the Secretary of State, State of Delaware on December 20, 2006 (Incorporated by reference to Exhibit 3.1 of GECC’s Form 8-K Report filed on December 27, 2006). GECC’s Certificate of Merger filed with the Office of the Secretary of State, State of Delaware on June 29, 2001 (Incorporated by reference to Exhibit 2(a) of GECC's Form 10-K Report for the year ended December 31, 2001).

3(ii)
A complete copy of the By-Laws of GECC as last amended on March 24, 2005, and currently in effect (Incorporated by reference to Exhibit 3(ii) of GECC’s Form 10-K Report for the year ended December 31, 2005).

4(a)
Amended and Restated General Electric Capital Corporation Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC’s Registration Statement on Form S-3, File No. 333-59707).

4(b)
Third Amended and Restated Indenture dated as of February 27, 1997, between GECC and The Bank of New York as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Registration Statement on Form S-3, File No. 333-59707).

4(c)
First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479).

(77)

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

4(f)
Eighth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and JPMorgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A. dated as of May 12, 2006 (Incorporated by reference to Exhibit 4(f) to General Electric Capital Services, Inc.’s Form 10-K Report for the year ended December 31, 2006).

4(g)	Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(m) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

4(h)	Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference to Exhibit 4(n) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

4(i)
Form of Euro Medium-Term Note and Debt Security - Permanent Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(i) to General Electric Capital Services, Inc.'s Form 10-K Report for the year ended December 31, 2006).

4(j)
Form of Euro Medium-Term Note and Debt Security - Permanent Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(j) to General Electric Capital Services, Inc.’s Form 10-K Report for the year ended December 31, 2006).

4(k)
Form of Euro Medium-Term Note and Debt Security - Temporary Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(k) to General Electric Capital Services, Inc.’s Form 10-K Report for the year ended December 31, 2006).

4(l)
Form of Euro Medium-Term Note and Debt Security - Temporary Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(l) to General Electric Capital Services, Inc.’s Form 10-K Report for the year ended December 31, 2006).

4(m)
Form of Euro Medium-Term Note and Debt Security - Definitive Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(m) to General Electric Capital Services, Inc.’s Form 10-K Report for the year ended December 31, 2006).

(78)

4(n)
Form of Euro Medium-Term Note and Debt Security - Definitive Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(n) to General Electric Capital Services, Inc.’s Form 10-K Report for the year ended December 31, 2006).

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

99(b)
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2006, (pages 45 through 113) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

* Filed electronically herewith.

(79)

General Electric Capital Corporation and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant

General Electric Capital Corporation

Condensed Statement of Current and Retained Earnings

For the years ended December 31 (In millions)	2006	2005	2004

Revenues	$6,023	$6,811	$6,593

Expenses
Interest	8,018	6,205	4,476
Operating and administrative	3,543	3,006	3,284
Provision for losses on financing receivables	(721)	601	687
Depreciation and amortization	361	416	447
Total expenses	11,201	10,228	8,894

Loss before income taxes and equity in earnings of affiliates	(5,178)	(3,417)	(2,301)
Income tax benefit	1,428	1,523	612
Equity in earnings of affiliates	14,136	11,820	10,279

Net earnings	10,386	9,926	8,590
Dividends	(8,264)	(8,614)	(3,148)
Retained earnings at January 1	35,506	34,194	28,752

Retained earnings at December 31	$37,628	$35,506	$34,194

The notes to condensed financial statements are an integral part of this statement.

(80)

General Electric Capital Corporation and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant - (Continued)

General Electric Capital Corporation

Condensed Statement of Financial Position

At December 31 (In millions, except share amounts)	2006	2005

Assets
Cash and equivalents	$1,169	$3,077
Investment securities	2,139	2,671
Financing receivables - net	58,827	51,360
Investment in and advances to affiliates	274,274	245,217
Buildings and equipment - net	2,923	3,263
Other assets	13,326	11,235
Total assets	$352,658	$316,823

Liabilities and equity
Borrowings	$286,435	$253,797
Other liabilities	6,841	6,680
Deferred income taxes	2,797	6,156
Total liabilities	296,073	266,633

Variable cumulative preferred stock, $100 par value, liquidation preference $100,000 per share (33,000 shares authorized; 26,000 shares held in treasury at December 31, 2006 and 700 shares issued and outstanding and 25,300 shares held at treasury at December 31, 2005)	-	-
Common stock, $14 par value (4,166,000 shares authorized at December 31, 2006 and 2005, and 3,985,403 shares issued and outstanding at December 31, 2006 and 2005)	56	56
Accumulated gains (losses) - net
Investment securities	481	744
Currency translation adjustments	4,809	2,343
Cash flow hedges	(199)	(367)
Benefit plans	(278)	(147)
Additional paid-in capital	14,088	12,055
Retained earnings	37,628	35,506
Total shareowner's equity	56,585	50,190
Total liabilities and equity	$352,658	$316,823

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $4,813 million and $2,573 million at December 31, 2006 and 2005, respectively.

The notes to condensed financial statements are an integral part of this statement.

(81)

General Electric Capital Corporation and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant - (Continued)

General Electric Capital Corporation

Condensed Statement of Cash Flows

For the years ended December 31 (In millions)	2006	2005	2004

Cash from (used for) operating activities	$(8,539)	$(843)	$231
Cash flows - investing activities
Increase in loans to customers	(128,222)	(103,006)	(141,213)
Principal collections from customers - loans	120,373	100,689	141,022
Investment in equipment for financing leases	(3,273)	(2,987)	(3,550)
Principal collections from customers - financing leases	1,739	3,010	4,172
Net change in credit card receivables	(28)	268	(66)
Additions to buildings and equipment	(1,308)	(593)	(594)
Dispositions of buildings and equipment	1,076	797	1,102
Payments for principal businesses purchased	(7,299)	(7,167)	(13,888)
Proceeds from principal business dispositions	386	209	472
Decrease (increase) in investment in and advances to affiliates	27	4,455	(6,053)
All other investing activities	(8,009)	(2,049)	374

Cash used for investing activities	(24,538)	(6,374)	(18,222)

Cash flows - financing activities
Net increase in borrowings (maturities of 90 days or less)	3,173	4,815	8,680
Newly issued debt:
Short-term (91-365 days)	750	2,884	1,538
Long-term senior	64,877	42,422	41,572
Non-recourse, leveraged lease	247	166	206
Repayments and other debt reductions:
Short-term (91-365 days)	(30,954)	(28,426)	(33,912)
Long-term senior	(558)	(265)	-
Non-recourse, leveraged lease	(337)	(438)	(358)
Dividends paid to shareowner	(7,905)	(8,614)	(3,148)
Redemption of preferred stock	(70)	(2,530)	-
Capital contributions from GECS	1,946	-	-

Cash from financing activities	31,169	10,014	14,578

Increase (decrease) in cash and equivalents during year	(1,908)	2,797	(3,413)
Cash and equivalents at beginning of year	3,077	280	3,693
Cash and equivalents at end of year	$1,169	$3,077	$280

The notes to condensed financial statements are an integral part of this statement.

(82)

General Electric Capital Corporation and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant - (Concluded)

General Electric Capital Corporation

Notes to Condensed Financial Statements

Financial statements presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Borrowings

Total long-term borrowings at December 31, 2006 and 2005, are shown below.

(Dollars in millions)	2006 Average rate(a)	Maturities	2006	2005

Senior notes	5.20%	2008-2055	$172,428	$136,785
Extendible notes(b)	5.32%	2009-2011	6,000	13,984
Subordinated notes(c)	5.48%	2012-2066	4,930	2,678
			$183,358	$153,447

(a)	Based on year-end balances and year-end local currency interest rates, including the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.
(b)
Fixed and floating rate notes of $975 million contain put options with exercise dates in 2007, and which have final maturity dates in 2008 ($350 million), 2009 ($100 million) and beyond 2012 ($525 million). Floating rate extendible notes of $6,000 million are due in 2008, of which $2,000 million are extendible at the option of the investors to a final maturity in 2009, and $4,000 million are extendible to a final maturity in 2011.

(c)	Included $450 million of subordinated notes guaranteed by GE at December 31, 2006 and 2005.

At December 31, 2006, maturities of long-term borrowings during the next five years, including the current portion of long-term debt, are $35,142 million in 2007, $40,911 million in 2008, $35,275 million in 2009, $25,691 million in 2010 and $11,958 million in 2011.

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. We take positions in view of anticipated behavior of assets, including prepayment behavior. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives.

Interest expense on the Condensed Statement of Current and Retained Earnings is net of interest income on loans and advances to majority owned affiliates of $5,216 million, $3,622 million and $3,242 million for 2006, 2005 and 2004, respectively.

Income taxes

General Electric Company files a consolidated U.S. federal income tax return which includes General Electric Capital Corporation. Income tax benefit includes our effect on the consolidated return.

(83)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Electric Capital Corporation

February 27, 2007	By: /s/ Jeffrey R. Immelt
Jeffrey R. Immelt
Chief Executive Officer

(84)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ Jeffrey R. Immelt	Chief Executive Officer	February 27, 2007
	Jeffrey R. Immelt	(Principal Executive Officer)

	/s/ Keith S. Sherin	Chief Financial Officer	February 27, 2007
	Keith S. Sherin	(Principal Financial Officer)

	/s/ Philip D. Ameen	Senior Vice President and Controller	February 27, 2007
	Philip D. Ameen	(Principal Accounting Officer)

	CHARLES E. ALEXANDER*	Director
	JEFFREY S. BORNSTEIN*	Director
	KATHRYN A. CASSIDY*	Director
	JAMES A. COLICA*	Director
	PAMELA DALEY*	Director
	BRACKETT B. DENNISTON*	Director
	JEFFREY R. IMMELT*	Director
	MICHAEL A. NEAL*	Director
	DAVID R. NISSEN*	Director
	RONALD R. PRESSMAN*	Director
	DEBORAH M. REIF*	Director
	JOHN G. RICE*	Director
	JOHN M. SAMUELS*	Director
	KEITH S. SHERIN*	Director
	LLOYD G. TROTTER*	Director
	ROBERT C. WRIGHT*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Philip D. Ameen		February 27, 2007
Philip D. Ameen Attorney-in-fact

(85)