Form 10-Q
period 2007-03-31
GENERAL ELECTRIC CAPITAL CORP
filed 2007-04-27
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________
_____________________________ Commission file number 1-6461 _____________________________

GENERAL ELECTRIC CAPITAL CORPORATION (Exact name of registrant as specified in its charter)

Delaware	13-1500700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3135 Easton Turnpike, Fairfield, Connecticut	06828-0001
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (203) 373-2211

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

At April 26, 2007, 3,985,403 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended March 31
(In millions)	2007	2006

Revenues
Revenues from services (note 3)	$15,594	$13,248
Sales of goods	32	555
Commercial paper interest rate swap adjustment	-	180
Total revenues	15,626	13,983

Costs and expenses
Interest	5,258	4,009
Operating and administrative	4,407	4,166
Cost of goods sold	25	513
Investment contracts, insurance losses and insurance annuity benefits	166	148
Provision for losses on financing receivables	1,242	825
Depreciation and amortization	1,920	1,486
Minority interest in net earnings of consolidated affiliates	104	94
Total costs and expenses	13,122	11,241

Earnings from continuing operations before income taxes	2,504	2,742
Provision for income taxes	(23)	(398)

Earnings from continuing operations	2,481	2,344
Earnings (loss) from discontinued operations, net of taxes (note 2)	(2)	128

Net earnings	2,479	2,472
Dividends	(2,974)	(4,749)
Retained earnings at beginning of period	37,551	35,506
Retained earnings at end of period	$37,056	$33,229

The notes to condensed, consolidated financial statements are an integral part of this statement.

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position

(In millions)	March 31, 2007	December 31, 2006
(Unaudited)
Assets
Cash and equivalents	$10,882	$9,849
Investment securities	21,002	21,345
Inventories	63	54
Financing receivables - net (note 4)	329,737	329,586
Other receivables	37,730	36,059
Buildings and equipment, less accumulated amortization of $22,991
and $22,528	61,023	58,162
Intangible assets - net (note 5)	26,805	25,243
Other assets	70,866	63,367
Total assets	$558,108	$543,665

Liabilities and equity
Short-term borrowings (note 6)	$172,993	$168,896
Accounts payable	15,609	15,556
Long-term borrowings (note 6)	270,281	256,817
Investment contracts, insurance liabilities and insurance annuity benefits	12,510	12,418
Other liabilities	18,560	20,486
Deferred income taxes	10,119	10,727
Liabilities of discontinued operations (note 2)	196	172
Total liabilities	500,268	485,072

Minority interest in equity of consolidated affiliates	1,952	2,008

Capital stock	56	56
Accumulated gains (losses) - net
Investment securities	540	481
Currency translation adjustments	4,545	4,809
Cash flow hedges	(130)	(199)
Benefit plans	(263)	(278)
Additional paid-in capital	14,084	14,088
Retained earnings	37,056	37,628
Total shareowner’s equity	55,888	56,585
Total liabilities and equity	$558,108	$543,665

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $4,692 million and $4,813 million at March 31, 2007 and December 31, 2006, respectively.

The notes to condensed, consolidated financial statements are an integral part of this statement.

(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Three months ended March 31
	2007	2006
Cash flows - operating activities
Net earnings	$2,479	$2,472
Loss (earnings) from discontinued operations	2	(128)
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization of buildings and equipment	1,920	1,486
Increase (decrease) in accounts payable	1,311	(85)
Provision for losses on financing receivables	1,242	825
All other operating activities	(4,574)	(1,301)
Cash from operating activities - continuing operations	2,380	3,269
Cash from operating activities - discontinued operations	22	33
Cash from operating activities	2,402	3,302

Cash flows - investing activities
Additions to buildings and equipment	(3,978)	(2,038)
Dispositions of buildings and equipment	2,591	1,047
Increase in loans to customers	(78,840)	(70,707)
Principal collections from customers - loans	72,760	65,213
Investment in equipment for financing leases	(5,911)	(5,766)
Principal collections from customers - financing leases	6,392	5,878
Net change in credit card receivables	5,468	3,506
Proceeds from sale of discontinued operations	-	2,753
Payments for principal businesses purchased	(3,534)	(424)
Proceeds from principal business dispositions	1,102	-
All other investing activities	(4,934)	(3,920)
Cash used for investing activities - continuing operations	(8,884)	(4,458)
Cash from (used for) investing activities - discontinued operations	(22)	7
Cash used for investing activities	(8,906)	(4,451)

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(3,228)	(2,471)
Newly issued debt
Short-term (91 to 365 days)	599	316
Long-term (longer than one year)	28,173	24,177
Non-recourse, leveraged lease	-	73
Repayments and other debt reductions
Short-term (91 to 365 days)	(11,530)	(14,051)
Long-term (longer than one year)	(3,141)	(2,510)
Non-recourse, leveraged lease	(386)	(382)
Dividends paid to shareowner	(2,974)	(4,609)
All other financing activities	24	542
Cash from financing activities - continuing operations	7,537	1,085
Cash used for financing activities - discontinued operations	-	(28)
Cash from financing activities	7,537	1,057

Increase (decrease) in cash and equivalents	1,033	(92)
Cash and equivalents at beginning of year	9,849	6,182
Cash and equivalents at March 31	10,882	6,090
Less cash and equivalents of discontinued operations at March 31	-	198
Cash and equivalents of continuing operations at March 31	$10,882	$5,892

The notes to condensed, consolidated financial statements are an integral part of this statement.

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. Our financial statements are prepared in conformity with the U.S. generally accepted accounting principles (GAAP). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. That note discusses consolidation and financial statement presentation. We have reclassified certain prior-period amounts to conform to the current period presentation.

All of our outstanding common stock is owned by General Electric Capital Services, Inc. (GE Capital Services or GECS), all of whose common stock is owned, directly or indirectly, by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates - companies that we control and in which we hold a majority voting interest. Details of total revenues and segment profit by operating segment can be found on page 13 of this report.

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

Accounting changes

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. FSP FAS 13-2 requires recalculation of returns on leveraged leases when there is a change in the timing or projected timing of cash flows relating to income taxes associated with such leases. The January 1, 2007 transition reduced our retained earnings by $77 million, all of which was associated with FSP FAS 13-2 and decreased financing receivables - net.

Annually, GE files over 6,500 income tax returns in over 250 global taxing jurisdictions, a substantial portion of which include our activities. We are under examination or engaged in tax litigation in many of these jurisdictions. The U.S. Internal Revenue Service is currently auditing the GE consolidated income tax returns, in which we join in filing, in two cycles: 2000-2002 and 2003-2005. In addition, certain other tax deficiency issues and refund claims for previous years remain unresolved. Our largest unresolved issues relate to deductions associated with certain leases. It is reasonably possible that one or both of these U.S. audit cycles will be completed during 2007. We believe that there is no other tax jurisdiction in which the outcome of unresolved issues or claims is

(6)

likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.

At January 1, 2007, our “unrecognized tax benefits” - that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements - amounted to $2,835 million. If recognized, $1,740 million of our unrecognized tax benefits would reduce our income tax expense and effective tax rate. Some portion of any such reduction might be reported as discontinued operations. During 2007, global audit resolutions could potentially reduce our unrecognized tax benefits, either because our tax positions are sustained on audit or because we agree to their disallowance, by as much as $500 million, depending on the outcomes of ongoing examinations and litigation. Of this amount, $300 million relates to positions that would not affect our total tax provision or effective tax rate.

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as income tax expense. At January 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $620 million and related accrued penalties amounted to $96 million.

2. In 2006, we substantially completed our planned exit of the insurance businesses through the sale of GE Life, our U.K.-based life insurance operation, to Swiss Reinsurance Company (Swiss Re). Also during 2006, we completed the sale of our remaining 18% investment in Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations, through a secondary public offering. Results of these businesses are reported as discontinued operations for all periods presented.

Revenues from discontinued operations for the first quarter of 2006 were $803 million. Earnings from operations and disposal for the first quarter of 2006 were $3 million ($7 million pre tax) and $125 million ($306 million pre tax), respectively. Revenues and earnings from discontinued operations for the first quarter of 2007 were insignificant. Accrued liabilities, primarily tax related, amounted to $196 million as of March 31, 2007, and will be settled beginning this year.

3. Revenues from services are summarized in the following table.

	Three months ended March 31
(In millions)	2007	2006

Interest on loans	$5,959	$5,273
Equipment leased to others	3,739	2,885
Financing leases	1,111	987
Fees	1,097	968
Real estate investments	1,085	664
Investment income	482	291
Associated companies	429	449
Gross securitization gains	571	268
Other items	1,121	1,463
Total	$15,594	$13,248

(7)

4. Financing receivables - net, consisted of the following.

	At
(In millions)	3/31/07	12/31/06

Loans, net of deferred income	$266,484	$266,290
Investment in financing leases, net of deferred income	67,816	67,891
	334,300	334,181
Less allowance for losses	(4,563)	(4,595)
Financing receivables - net(a)	$329,737	$329,586

(a)	Included $10,724 million and $11,509 million related to consolidated, liquidating securitization entities at March 31, 2007, and December 31, 2006, respectively.

5. Intangible assets - net, consisted of the following.

	At
(In millions)	3/31/07	12/31/06

Goodwill	$23,828	$22,578
Intangible assets subject to amortization	2,977	2,665
Total	$26,805	$25,243

Changes in goodwill balances follow.

	2007
(In millions)	GE Commercial Finance	GE Money	GE Industrial(a)	GE Infrastructure(a)	Total

Balance January 1	$11,139	$9,845	$1,430	$164	$22,578
Acquisitions/purchase accounting
adjustments	1,287	(24)	12	4	1,279
Dispositions, currency exchange
and other	11	24	(64)	-	(29)
Balance March 31	$12,437	$9,845	$1,378	$168	$23,828

(a)	Included only portions of the segment that are financial services businesses.

Goodwill balances increased $1,380 million in 2007 as a result of new acquisitions. The largest goodwill balance increases arose from acquisitions of Trustreet Properties, Inc. ($815 million at GE Commercial Finance), and Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. ($486 million at GE Commercial Finance). During 2007, we decreased goodwill associated with previous acquisitions by $101 million. The largest such adjustment was the decrease of $54 million associated with the 2006 acquisition of Banque Artesia Nederland N.V. by GE Commercial Finance.

(8)

Intangible assets subject to amortization

	At
	3/31/07			12/31/06
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Patents, licenses and trademarks	$520	$(316)	$204	$466	$(302)	$164
Capitalized software	1,734	(1,017)	717	1,659	(965)	694
All other	3,084	(1,028)	2,056	2,744	(937)	1,807
Total	$5,338	$(2,361)	$2,977	$4,869	$(2,204)	$2,665

Amortization expense related to intangible assets subject to amortization was $156 million and $111 million for the quarters ended March 31, 2007 and 2006, respectively.

6. Borrowings are summarized in the following table.

	At
(In millions)	3/31/07	12/31/06

Short-term borrowings

Commercial paper
U.S.
Unsecured	$58,010	$60,141
Asset-backed(a)	5,912	6,430
Non-U.S.	25,733	26,329
Current portion of long-term debt	51,773	44,518
GE Interest Plus notes(b)	9,772	9,161
Other	21,793	22,317
Total	172,993	168,896

Long-term borrowings

Senior notes
Unsecured	253,922	240,105
Asset-backed(c)	5,459	5,810
Extendible notes	6,000	6,000
Subordinated notes(d)	4,900	4,902
Total	270,281	256,817
Total borrowings	$443,274	$425,713

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 8.
(b)	Entirely variable denomination floating rate demand notes.
(c)	Included $4,325 million and $4,684 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at March 31, 2007, and December 31, 2006, respectively. See note 8.
(d)	Included $450 million of subordinated notes guaranteed by GE at March 31, 2007, and December 31, 2006.

(9)

7. A summary of increases (decreases) in shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended March 31
(In millions)	2007	2006

Net earnings	$2,479	$2,472
Investment securities - net	59	(163)
Currency translation adjustments - net	(264)	(299)
Cash flow hedges - net	69	214
Benefit plans - net	15	(10)
Total	$2,358	$2,214

8. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	3/31/07	12/31/06

Receivables secured by
Equipment	$8,409	$9,590
Commercial real estate	9,654	9,765
Residential real estate	7,027	7,329
Other assets	14,413	14,743
Credit card receivables	17,293	12,947
Trade receivables	405	176
Total securitized assets	$57,201	$54,550

	At
(In millions)	3/31/07	12/31/06

Off-balance sheet(a)(b)	$46,354	$42,903
On-balance sheet(c)(d)	10,847	11,647
Total securitized assets	$57,201	$54,550

(a)
At March 31, 2007, and December 31, 2006, liquidity support amounted to $201 million and $276 million, respectively. These amounts are net of $1,781 million and $1,936 million, respectively, deferred beyond one year. Credit support amounted to $2,010 million and $2,240 million at March 31, 2007, and December 31, 2006, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $14 million and $27 million at March 31, 2007, and December 31, 2006, respectively.
(c)
At March 31, 2007, and December 31, 2006, liquidity support amounted to $6,055 million and $6,585 million, respectively. Credit support amounted to $2,874 million and $2,926 million at March 31, 2007, and December 31, 2006, respectively.

(d)	Included $10,724 million and $11,509 million of financing receivables - net related to consolidated, liquidating securitization entities at March 31, 2007, and December 31, 2006, respectively.

(10)

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

Overview

Revenues for the first quarter of 2007 were $15.6 billion, a $1.6 billion (12%) increase over the first quarter of 2006. Revenues for the first quarter of 2007 included $0.7 billion of revenue from acquisitions and were reduced by $0.4 billion as a result of dispositions. Revenues also increased $1.4 billion compared with the first quarter of 2006 as a result of organic revenue growth, the weakening U.S. dollar and the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $2.5 billion, up 6% from $2.3 billion in the first quarter of 2006.

Overall, acquisitions contributed $0.7 billion and $0.4 billion to total revenues in the first quarters of 2007 and 2006, respectively. Acquired businesses had an insignificant effect on our total net earnings in the first quarter of 2007 compared with $0.1 billion in the first quarter of 2006. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.4 billion and $0.3 billion in the first quarters of 2007 and 2006, respectively. The effect of dispositions on earnings was insignificant in each of the first quarters of 2007 and 2006.

The most significant acquisitions affecting first quarter 2007 results were the custom fleet business of National Australia Bank Ltd.; Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co.; and Banque Artesia Nederland N.V. at GE Commercial Finance.

The provision for income taxes was insignificant for the first quarter of 2007 (effective tax rate of 0.9%), compared with $0.4 billion for the first quarter of 2006 (effective tax rate of 14.5%). The tax rate decreased primarily as a result of tax benefits related to the disposition of the SES Global investment at GE Commercial Finance and growth in lower-taxed earnings from global operations.

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

(11)

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

We have reclassified certain prior-period amounts to conform to the current period presentation.

(12)

Summary of Operating Segments

	Three months ended March 31 (Unaudited)
(In millions)	2007	2006

Revenues
GE Commercial Finance	$6,283	$5,484
GE Money	5,807	5,090
GE Industrial	7,428	8,140
GE Infrastructure	11,983	10,152
Total segment revenues	31,501	28,866
GECC corporate items and eliminations	451	654
Total revenues	31,952	29,520
Less portion of GE revenues not included in GECC	(16,326)	(15,537)
Total revenues in GECC	$15,626	$13,983

Segment profit
GE Commercial Finance	$1,421	$1,174
GE Money	851	836
GE Industrial	481	600
GE Infrastructure	2,183	1,703
Total segment profit	4,936	4,313
GECC corporate items and eliminations(a)	(106)	72
Less portion of GE segment profit not included in GECC	(2,349)	(2,041)
Earnings in GECC from continuing operations	2,481	2,344
Earnings (loss) in GECC from discontinued operations, net of taxes	(2)	128
Total net earnings in GECC	$2,479	$2,472

(a)	Included restructuring charges of $0.1 billion, primarily related to GE Commercial Finance and GE Money.

(13)

GE Commercial Finance

	Three months ended March 31
(In millions)	2007	2006

Revenues	$6,283	$5,484
Less portion of GE Commercial Finance not included in GECC	(301)	(179)
Total revenues in GECC	$5,982	$5,305

Segment profit	$1,421	$1,174
Less portion of GE Commercial Finance not included in GECC	(187)	(81)
Total segment profit in GECC	$1,234	$1,093

	At
(In millions)	3/31/07	3/31/06	12/31/06

Total assets	$246,095	$195,209	$233,536
Less portion of GE Commercial Finance not included in GECC	7,151	(1,880)	3,689
Total assets in GECC	$253,246	$193,329	$237,225

	Three months ended March 31
(In millions)	2007	2006

Revenues in GE
Capital Solutions	$2,893	$2,820
Real Estate	1,615	1,075

Segment profit in GE
Capital Solutions	$380	$339
Real Estate	564	441

	At
(In millions)	3/31/07	3/31/06	12/31/06

Assets in GE
Capital Solutions	$103,112	$88,661	$94,523
Real Estate	59,405	37,566	53,786

GE Commercial Finance revenues and net earnings increased 15% and 21%, respectively, compared with the first quarter of 2006. Revenues for the first quarter of 2007 included $0.5 billion from acquisitions and were reduced by $0.5 billion as a result of dispositions. Revenues for the quarter also increased $0.8 billion compared with the first quarter of 2006 as a result of organic revenue growth ($0.6 billion) and the weakening U.S. dollar ($0.2 billion). Net earnings increased by $0.2 billion in the first quarter of 2007, with $0.3 billion from core growth before losses and investment income, which included higher SES Global gains ($0.1 billion). Core growth included $0.1 billion representing one quarter of the total year’s tax benefit on the disposition of SES Global. These items were partially offset by $0.1 billion of higher losses, which were in part caused by lower recoveries.

(14)

GE Money

	Three months ended March 31
(In millions)	2007	2006

Revenues	$5,807	$5,090
Less portion of GE Money not included in GECC	-	-
Total revenues in GECC	$5,807	$5,090

Segment profit	$851	$836
Less portion of GE Money not included in GECC	(22)	(23)
Total segment profit in GECC	$829	$813

	At
(In millions)	3/31/07	3/31/06	12/31/06

Total assets	$190,472	$158,508	$190,403
Less portion of GE Money not included in GECC	955	749	955
Total assets in GECC	$191,427	$159,257	$191,358

GE Money revenues and net earnings increased 14% and 2%, respectively, in the first quarter of 2007. Revenues for the first quarter of 2007 included $0.1 billion from acquisitions. Revenues for the quarter also increased $0.6 billion compared with the first quarter of 2006 as a result of organic revenue growth ($0.4 billion) and the weakening U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from core growth ($0.3 billion), including growth in lower-taxed earnings from global operations, and higher securitizations ($0.2 billion). These increases were substantially offset by reduced earnings from our U.S. mortgage business, WMC, ($0.4 billion) and our Japanese business ($0.1 billion).

WMC’s portfolio of U.S. wholesale mortgage loans, originated with the intent to sell, totaled $5.0 billion at March 31, 2007. Recent pressures in the U.S. subprime mortgage industry have resulted in limited liquidity and a higher number of loans being put back to the originators. For GE Money this resulted in a $0.3 billion after-tax charge that, along with the changes made to our underwriting guidelines, rightsizing the organization and lower production volume are intended to reduce our ongoing exposure.

In Japan, we continue to face pressures as a result of the December 2006 lending law, as well as customer claims for partial interest refunds. In response, we announced restructuring actions to allow us to operate more efficiently in the current environment, including consolidating our branch network. We continue to monitor the business closely and to assess further strategic actions.

(15)

GE Industrial

	Three months ended March 31
(In millions)	2007	2006

Revenues	$7,428	$8,140
Less portion of GE Industrial not included in GECC	(5,680)	(6,506)
Total revenues in GECC	$1,748	$1,634

Segment profit	$481	$600
Less portion of GE Industrial not included in GECC	(462)	(584)
Total segment profit in GECC	$19	$16

Revenues in GE
Consumer & Industrial	$3,233	$3,534
Equipment Services	1,748	1,634
Plastics	1,598	1,644

Segment profit in GE
Consumer & Industrial	$267	$220
Equipment Services	19	16
Plastics	121	225

GE Industrial revenues fell 9%, or $0.7 billion, in the first quarter of 2007 as lower volume ($0.9 billion) was partially offset by the weakening U.S. dollar ($0.1 billion) at the industrial businesses in the segment. The decrease in volume reflects the sale of GE Supply in the third quarter of 2006 and Advanced Materials in the fourth quarter of 2006. Revenues increased $0.1 billion at Equipment Services, primarily as a result of the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method.

Segment profit decreased 20%, or $0.1 billion, in the first quarter of 2007 as higher material and other costs ($0.2 billion) and lower volume ($0.1 billion) were partially offset by higher productivity ($0.2 billion) at the industrial businesses in the segment. Higher material and other costs and improved productivity were primarily at Consumer & Industrial and Plastics.

(16)

GE Infrastructure

	Three months ended March 31
(In millions)	2007	2006

Revenues	$11,983	$10,152
Less portion of GE Infrastructure not included in GECC	(10,345)	(8,852)
Total revenues in GECC	$1,638	$1,300

Segment profit	$2,183	$1,703
Less portion of GE Infrastructure not included in GECC	(1,678)	(1,353)
Total segment profit in GECC	$505	$350

Revenues in GE
Aviation	$3,514	$3,041
Aviation Financial Services	1,249	934
Energy	4,393	3,835
Energy Financial Services	324	301
Oil & Gas	1,146	772
Transportation	1,122	1,023

Segment profit in GE
Aviation	$755	$645
Aviation Financial Services	388	206
Energy	613	436
Energy Financial Services	101	117
Oil & Gas	101	55
Transportation	210	204

GE Infrastructure revenues increased 18%, or $1.8 billion, in the first quarter of 2007 on higher volume ($1.2 billion), higher prices ($0.2 billion) and the weakening U.S. dollar ($0.1 billion) at the industrial businesses of the segment. The increase in volume reflects shipments of more large, heavy-duty gas turbines at Energy, increased sales of commercial services and engines at Aviation, the Vetco Gray acquisition and increased equipment and services sales at Oil & Gas, and increased locomotive sales at Transportation. Higher prices were primarily at Energy and Aviation while the effect of currency exchange rates was principally at Oil & Gas. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.3 billion), primarily related to the sale of aircraft.

Segment profit rose 28%, or $0.5 billion, as higher prices ($0.2 billion), higher volume ($0.2 billion) and productivity ($0.1 billion) were partially offset by higher material and other costs ($0.2 billion) at the industrial businesses of the segment. The effects of higher prices were primarily at Energy and Aviation. Volume increases were primarily at Aviation and Energy, while productivity improvements were primarily at Aviation. Segment profit from the financial services businesses increased as a result of core growth at Aviation Financial Services ($0.2 billion).

(17)

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•	During the first quarter of 2007, we completed the acquisitions of Trustreet Properties, Inc., DISKO and ASL, the leasing businesses of KG Allgemeine Leasing GmbH & Co. and Crow Holdings.

•	The U.S. dollar was weaker at March 31, 2007, than at December 31, 2006, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of securities with unrealized losses at March 31, 2007, an insignificant amount was at risk of being charged to earnings in the next 12 months. Impairment losses were insignificant for each of the first quarters of 2007 and 2006.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $334.3 billion at March 31, 2007, and $334.2 billion at December 31, 2006. The related allowance for losses amounted to $4.6 billion at March 31, 2007, and December 31, 2006, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, increased $0.1 billion from December 31, 2006, primarily as a result of core growth ($6.9 billion), acquisitions ($4.2 billion) and the weakening U.S. dollar ($0.5 billion), partially offset by securitization and sales ($10.2 billion) and loans transferred to assets held for sale ($0.5 billion). Related nonearning receivables were $5.0 billion at March 31, 2007, compared with $4.9 billion at year-end 2006, both representing 1.5% of outstanding receivables, respectively. Nonearning receivables excludes loans held for sale.

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

	Delinquency rates at
	3/31/07(a)	12/31/06	3/31/06

GE Commercial Finance	1.26%	1.22%	1.31%
GE Money	5.48	5.05	5.14
GE Money excluding WMC	5.15	5.15	5.25

(a)	Subject to update.

Stable delinquency rates at GE Commercial Finance over the periods reflected continued stable portfolio quality.

(18)

Delinquency rates at GE Money increased from December 31, 2006, and March 31, 2006, to March 31, 2007, as a result of higher delinquencies in WMC associated with increased early payment defaults. Delinquency rates excluding WMC decreased from March 31, 2006, to March 31, 2007, primarily resulting from improvements in our European secured financing business.

C. Debt Instruments

During the first quarter of 2007, GECC and GECC affiliates issued $29 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 10 other global markets. Maturities for these issuances ranged from two to 40 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue approximately $45 billion of additional long-term debt during the remainder of 2007, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As previously reported, since January 2005, the U.S. Securities and Exchange Commission (SEC) staff has been conducting an investigation of the use of hedge accounting for derivatives by General Electric Company (GE) and General Electric Capital Corporation (GE Capital). In August 2005 the SEC staff advised us that the SEC had issued a formal order of investigation in the matter. The SEC has continued to subpoena documents, take testimony and request other information in this matter. In connection with this investigation, the SEC has asked for information about other GE accounting policies and practices, including items related to certain pre-2004 transactions in GE's Rail business. GE and GE Capital continue to cooperate fully with the investigation and to discuss matters with the SEC staff as they arise.

    The Antitrust Division of the Department of Justice (DOJ) and the SEC are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two subsidiaries of GE Capital have received subpoenas: GE Funding CMS (Trinity Funding Co.) received a subpoena requesting documents from DOJ and GE Funding Capital Market Services, Inc. received a subpoena from the SEC that requests similar information about Trinity Funding Company, LLC. The Company is cooperating fully with the SEC and DOJ in this matter.

(19)

Item 6. Exhibits

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.*
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.*
Exhibit 99	Financial Measures that Supplement Generally Accepted Accounting Principles.*
* Filed electronically herewith.

(20)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
April 27, 2007	/s/ Philip D. Ameen
Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(21)