Form 10-Q
period 2007-06-30
GENERAL ELECTRIC CAPITAL CORP
filed 2007-07-27
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________
_____________________________ Commission file number 1-6461 _____________________________ _____________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☑

At July 26, 2007, 3,985,403 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the behavior of financial markets, including fluctuations in interest and exchange rates and commodity and equity prices; the commercial and consumer credit environment; the impact of regulation and regulatory, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses; future financial performance of major industries which we serve, including, without limitation, the air and rail transportation, energy generation, media, real estate and healthcare industries; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Revenues
Revenues from services (note 3)	$15,914	$13,767	$31,508	$27,195
Sales of goods	28	712	60	1,267
Total revenues	15,942	14,479	31,568	28,462

Costs and expenses
Interest	5,458	4,167	10,716	8,176
Operating and administrative	4,753	4,255	9,160	8,421
Cost of goods sold	23	659	48	1,172
Investment contracts, insurance losses and insurance
annuity benefits	173	163	339	311
Provision for losses on financing receivables	1,303	891	2,545	1,716
Depreciation and amortization	1,931	1,565	3,851	3,051
Minority interest in net earnings of consolidated
affiliates	46	51	150	145
Total costs and expenses	13,687	11,751	26,809	22,992

Earnings from continuing operations before
income taxes	2,255	2,728	4,759	5,470
Provision for income taxes	(47)	(231)	(70)	(629)

Earnings from continuing operations	2,208	2,497	4,689	4,841
Earnings (loss) from discontinued operations, net of
taxes (note 2)	–	(103)	(2)	25

Net earnings	2,208	2,394	4,687	4,866
Dividends	(932)	(1,259)	(3,906)	(6,008)
Retained earnings at beginning of period	37,056	33,229	37,551	35,506
Retained earnings at end of period	$38,332	$34,364	$38,332	$34,364

The notes to condensed, consolidated financial statements are an integral part of this statement.

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position

(In millions)	June 30, 2007	December 31, 2006
(Unaudited)
Assets
Cash and equivalents	$12,989	$9,849
Investment securities	21,953	21,345
Inventories	55	54
Financing receivables – net (note 5)	345,185	329,586
Other receivables	40,529	36,059
Property, plant and equipment, less accumulated amortization of $23,359
and $22,528	62,909	58,162
Intangible assets – net (note 6)	27,476	25,243
Other assets	71,502	63,367
Total assets	$582,598	$543,665

Liabilities and equity
Short-term borrowings (note 7)	$182,419	$168,896
Accounts payable	17,259	15,556
Long-term borrowings (note 7)	278,962	256,817
Investment contracts, insurance liabilities and insurance annuity benefits	12,354	12,418
Other liabilities	22,261	20,486
Deferred income taxes	9,008	10,727
Liabilities of discontinued operations (note 2)	155	172
Total liabilities	522,418	485,072

Minority interest in equity of consolidated affiliates	1,109	2,008

Capital stock	56	56
Accumulated gains (losses) – net
Investment securities	466	481
Currency translation adjustments	5,832	4,809
Cash flow hedges	565	(199)
Benefit plans	(264)	(278)
Additional paid-in capital	14,084	14,088
Retained earnings	38,332	37,628
Total shareowner’s equity	59,071	56,585
Total liabilities and equity	$582,598	$543,665

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $6,599 million and $4,813 million at June 30, 2007, and December 31, 2006, respectively.

The notes to condensed, consolidated financial statements are an integral part of this statement.

(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Six months ended June 30
	2007	2006
Cash flows – operating activities
Net earnings	$4,687	$4,866
Loss (earnings) from discontinued operations	2	(25)
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	3,851	3,051
Increase in accounts payable	2,725	681
Provision for losses on financing receivables	2,545	1,716
All other operating activities	678	(887)
Cash from operating activities – continuing operations	14,488	9,402
Cash used for operating activities – discontinued operations	(14)	(275)
Cash from operating activities	14,474	9,127

Cash flows – investing activities
Additions to property, plant and equipment	(7,378)	(5,693)
Dispositions of property, plant and equipment	4,690	2,307
Increase in loans to customers	(164,998)	(151,600)
Principal collections from customers – loans	148,689	140,322
Investment in equipment for financing leases	(11,942)	(12,956)
Principal collections from customers – financing leases	11,126	8,902
Net change in credit card receivables	5,510	1,423
Proceeds from sales of discontinued operations	–	2,753
Payments for principal businesses purchased	(5,829)	(3,509)
Proceeds from principal business dispositions	1,102	–
All other investing activities	(10,474)	(8,287)
Cash used for investing activities – continuing operations	(29,504)	(26,338)
Cash from investing activities – discontinued operations	14	278
Cash used for investing activities	(29,490)	(26,060)

Cash flows – financing activities
Net decrease in borrowings (maturities of 90 days or less)	(1,242)	(2,862)
Newly issued debt
Short-term (91 to 365 days)	775	422
Long-term (longer than one year)	46,996	45,173
Non-recourse, leveraged lease	24	80
Repayments and other debt reductions
Short-term (91 to 365 days)	(20,258)	(19,211)
Long-term (longer than one year)	(3,628)	(1,821)
Non-recourse, leveraged lease	(609)	(522)
Dividends paid to shareowner	(3,734)	(5,647)
All other financing activities	(168)	2,041
Cash from financing activities – continuing operations	18,156	17,653
Cash used for financing activities – discontinued operations	–	(36)
Cash from financing activities	18,156	17,617

Increase in cash and equivalents	3,140	684
Cash and equivalents at beginning of year	9,849	6,182
Cash and equivalents at June 30	12,989	6,866
Less cash and equivalents of discontinued operations at June 30	–	153
Cash and equivalents of continuing operations at June 30	$12,989	$6,713

The notes to condensed, consolidated financial statements are an integral part of this statement.

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. Our financial statements are prepared in conformity with the U.S. generally accepted accounting principles (GAAP). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. That note discusses consolidation and financial statement presentation. We have reclassified certain prior-period amounts to conform to the current-period’s presentation.

All of the outstanding common stock of General Electric Capital Corporation (GE Capital or GECC) is owned by General Electric Capital Services, Inc. (GECS), all of whose common stock is owned, directly or indirectly, by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. Details of total revenues and segment profit by operating segment can be found on page 14 of this report.

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

2. In 2006, we substantially completed our planned exit of our insurance businesses through the sale of GE Life, our U.K.-based life insurance operation, to Swiss Reinsurance Company (Swiss Re). Also during 2006, we completed the sale of our remaining 18% investment in Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations, through a secondary public offering. Results of these businesses are reported as discontinued operations for all periods presented.

Revenues from discontinued insurance operations for the second quarter and first six months of 2006 were $63 million and $866 million, respectively. Earnings from such discontinued operations for the second quarter and first six months of 2006 were $7 million ($4 million pre tax) and $10 million ($11 million pre tax), respectively. Loss on disposal for the second quarter of 2006 was $110 million ($110 million pre tax) compared with a gain on disposal for the first six months of 2006 of $15 million ($196 million pre tax). Revenues and earnings from discontinued insurance operations for the second quarter and first six months of 2007 were insignificant. Accrued liabilities associated with discontinued insurance operations, primarily tax related, amounted to $155 million as of June 30, 2007.

(6)

           3. Revenues from services are summarized in the following table.

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Interest on loans	$6,107	$5,536	$12,066	$10,809
Equipment leased to others	3,674	3,120	7,413	6,005
Financing leases	1,200	1,010	2,311	1,997
Fees	1,246	996	2,343	1,964
Real estate investments	962	672	2,047	1,336
Investment income	275	201	757	492
Associated companies	579	482	1,008	931
Gross securitization gains	547	266	1,118	534
Other items	1,324	1,484	2,445	3,127
Total	$15,914	$13,767	$31,508	$27,195

4. On January 1, 2007, as disclosed in our March 31, 2007, Quarterly Report on Form 10-Q, we made required changes in certain aspects of our accounting for income taxes. The January 1, 2007, transition reduced our retained earnings by $77 million all of which was related to a decrease in financing receivables – net.

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
(In millions)	6/30/07	1/1/07

Unrecognized tax benefits	$3,067	$2,835
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	1,824	1,740
Accrued interest on unrecognized tax benefits	555	620
Accrued penalties on unrecognized tax benefits	66	96
Reasonably possible reduction to the balance of unrecognized tax benefits in
succeeding 12 months	0-500	0-500
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-200	0-200

(a)	Some portion of such reduction might be reported as discontinued operations.

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. The change in unrecognized tax benefits in 2007 resulted primarily from completion of the 2000-2002 IRS audit and other audit activity in the second quarter and is reflected in increases to unrecognized tax benefits for prior periods of $526 million, decreases to unrecognized tax benefits for prior periods of $52 million, and decreases from settlements with tax authorities agreeing to tax of $278 million.

During the second quarter of 2007, the IRS completed its audit of the GE 2000-2002 tax years and is currently auditing the GE consolidated income tax returns for 2003-2005, a substantial portion of which include our activities. In addition, certain other U.S. tax deficiency issues and refund claims for previous years remain unresolved. It is reasonably possible that the 2003-2005 U.S. audit cycle will be completed during the next 12 months. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is

(7)

likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for this and all other income tax uncertainties.

5. Financing receivables – net, consisted of the following.

	At
(In millions)	6/30/07	12/31/06

Loans, net of deferred income	$277,444	$266,290
Investment in financing leases, net of deferred income	72,240	67,891
	349,684	334,181
Less allowance for losses	(4,499)	(4,595)
Financing receivables – net(a)	$345,185	$329,586

(a)	Included $11,291 million and $11,509 million related to consolidated, liquidating securitization entities at June 30, 2007, and December 31, 2006, respectively.

6. Intangible assets – net, consisted of the following.

	At
(In millions)	6/30/07	12/31/06

Goodwill	$24,505	$22,578
Intangible assets subject to amortization	2,971	2,665
Total	$27,476	$25,243

Changes in goodwill balances follow.

	2007
(In millions)	GE Commercial Finance	GE Money	GE Industrial(a)	GE Infrastructure(a)	Total

Balance January 1	$11,139	$9,845	$1,430	$164	$22,578
Acquisitions/purchase accounting
adjustments	1,681	(30)	12	200	1,863
Dispositions, currency exchange
and other	66	62	(64)	–	64
Balance June 30	$12,886	$9,877	$1,378	$364	$24,505

(a)	Included only portions of the segment that are financial services businesses.

Goodwill balances increased $1,950 million in 2007 as a result of new acquisitions. The largest goodwill balance increases arose from acquisitions of Trustreet Properties, Inc. ($841 million at GE Commercial Finance), Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. ($498 million at GE Commercial Finance), and Sanyo Electric Credit Co., Ltd. ($333 million at GE Commercial Finance). During 2007, we reduced goodwill associated with acquisitions completed before January 1, 2007, by $87 million. The largest such adjustment was a decrease of $54 million associated with the 2006 acquisition of Banque Artesia Nederland N.V. by GE Commercial Finance.

(8)

Intangible assets subject to amortization

	At
	6/30/07			12/31/06
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Patents, licenses and trademarks	$620	$(345)	$275	$466	$(302)	$164
Capitalized software	1,773	(1,046)	727	1,659	(965)	694
All other	3,068	(1,099)	1,969	2,744	(937)	1,807
Total	$5,461	$(2,490)	$2,971	$4,869	$(2,204)	$2,665

Amortization expense related to intangible assets subject to amortization amounted to $228 million and $139 million for the quarters ended June 30, 2007 and 2006, respectively. Amortization expense related to intangible assets subject to amortization for the six months ended June 30, 2007 and 2006, amounted to $384 million and $250 million, respectively.

7. Borrowings are summarized in the following table.

	At
(In millions)	6/30/07	12/31/06

Short-term borrowings

Commercial paper
U.S.
Unsecured	$58,135	$60,141
Asset-backed(a)	5,480	6,430
Non-U.S.	28,522	26,329
Current portion of long-term debt	57,895	44,518
GE Interest Plus notes(b)	9,843	9,161
Other	22,544	22,317
Total	182,419	168,896

Long-term borrowings

Senior notes
Unsecured	261,761	240,105
Asset-backed(c)	6,241	5,810
Extendible notes	6,000	6,000
Subordinated notes(d)	4,960	4,902
Total	278,962	256,817
Total borrowings	$461,381	$425,713

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 9.
(b)	Entirely variable denomination floating rate demand notes.
(c)	Included $5,009 million and $4,684 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at June 30, 2007, and December 31, 2006, respectively. See note 9.
(d)	Included $450 million of subordinated notes guaranteed by GE at June 30, 2007, and December 31, 2006.

(9)

8. In the Consolidated Statement of Changes in Shareowner’s Equity and in the related note in our 2006 Annual Report on Form 10-K, we disclosed and included the $119 million cumulative effect of adopting Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in the caption “Total changes other than transactions with shareowner.” That caption includes changes in equity that are part of other comprehensive income for the period. We based that presentation on our interpretation of the principles in SFAS 130, Reporting Comprehensive Income, which requires accounting changes to be included in comprehensive income for the period. Subsequently, we became aware that transition provisions of SFAS 158 required that this cumulative effect be presented as a direct adjustment to the “ending balance of Accumulated Other Comprehensive Income” rather than as part of comprehensive income for the period. Consequently, the amount reported under the caption "Total changes other than transactions with shareowner" for 2006 should have been $12,745 million, rather than the $12,626 million we reported. The difference, $119 million, should have been reported as a direct reduction of accumulated other comprehensive income within equity. In our 2007 Annual Report on Form 10-K, we will modify our presentation. This modification only affects the display of the cumulative effect of the accounting change within equity and does not otherwise affect our financial statements.

A summary of increases (decreases) in shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Net earnings	$2,208	$2,394	$4,687	$4,866
Investment securities – net	(74)	(302)	(15)	(465)
Currency translation adjustments – net	1,287	1,384	1,023	1,085
Cash flow hedges – net	695	166	764	380
Benefit plans – net	(1)	(35)	14	(45)
Total	$4,115	$3,607	$6,473	$5,821

9. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	6/30/07	12/31/06

Receivables secured by
Equipment	$9,280	$9,590
Commercial real estate	10,104	9,765
Residential real estate	6,705	7,329
Other assets	14,857	14,743
Credit card receivables	20,059	12,947
Trade receivables	392	176
Total securitized assets	$61,397	$54,550

(10)

	At
(In millions)	6/30/07	12/31/06

Off-balance sheet(a)(b)	$49,961	$42,903
On-balance sheet(c)(d)	11,436	11,647
Total securitized assets	$61,397	$54,550

(a)
At June 30, 2007, and December 31, 2006, liquidity support amounted to $199 million and $276 million, respectively. These amounts are net of $1,676 million and $1,936 million, respectively, deferred beyond one year. Credit support amounted to $1,906 million and $2,240 million at June 30, 2007, and December 31, 2006, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $7 million and $27 million at June 30, 2007, and December 31, 2006, respectively.
(c)
At June 30, 2007, and December 31, 2006, liquidity support amounted to $5,613 million and $6,585 million, respectively. Credit support amounted to $2,861 million and $2,926 million at June 30, 2007, and December 31, 2006, respectively.

(d)	Included $11,291 million and $11,509 million of financing receivables – net related to consolidated, liquidating securitization entities at June 30, 2007, and December 31, 2006, respectively.

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

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our condensed, consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview

Revenues for the second quarter of 2007 were $15.9 billion, a $1.5 billion (10%) increase over the second quarter of 2006. Revenues for the second quarter of 2007 included $0.7 billion of revenue from acquisitions and were reduced by $1.0 billion as a result of dispositions. Revenues also increased $1.6 billion compared with the second quarter of 2006 as a result of organic revenue growth and the weaker U.S. dollar, partially offset by the 2006 commercial paper interest rate swap adjustment ($0.1 billion). Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $2.2 billion, down 12% from $2.5 billion in the second quarter of 2006.

Revenues for the first six months of 2007 were $31.6 billion, a $3.1 billion (11%) increase over the first six months of 2006. Revenues for the first six months of 2007 and 2006 included $1.4 billion and $0.1 billion, respectively, of revenue from acquisitions and in 2007 were reduced by $1.4 billion as a result of dispositions. Revenues also increased $3.2 billion compared with the first six months of 2006. This increase resulted from organic revenue growth, the weaker U.S. dollar and the second quarter 2006 consolidation of GE SeaCo, an entity

(11)

previously accounted for using the equity method, partially offset by the 2006 commercial paper interest rate swap adjustment ($0.3 billion). Earnings were $4.7 billion, down 3% from $4.8 billion in the first six months of 2006.

Overall, acquisitions contributed $0.7 billion to total revenues and an insignificant amount to earnings in the second quarter of 2007, compared with $0.4 billion and $0.1 billion, respectively, in the second quarter of 2006. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $1.0 billion and an insignificant amount in the second quarters of 2007 and 2006, respectively. The effects of dispositions on earnings was a decrease of $0.1 billion in the second quarter of 2007, compared with an increase of $0.1 billion in the second quarter of 2006.

Acquisitions contributed $1.4 billion to total revenues and an insignificant amount to earnings in the first six months of 2007, compared with $0.8 billion and $0.2 billion, respectively, in the first six months of 2006. Dispositions also affected our operations through lower revenues of $1.4 billion and $0.3 billion in the first six months of 2007 and 2006, respectively. The effects of dispositions on earnings was a decrease of $0.1 billion in the first six months of 2007, compared with an increase of $0.1 billion in the first six months of 2006.

The most significant acquisitions affecting results in 2007 were the custom fleet business of National Australia Bank Ltd.; Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co.; Arden Realty, Inc.; and Banque Artesia Nederland N.V. at GE Commercial Finance.

The provision for income taxes was insignificant for the second quarter of 2007 (effective tax rate of 2.1%), compared with $0.2 billion for the second quarter of 2006 (effective tax rate of 8.5%). The tax rate decreased primarily as a result of tax benefits associated with our planned disposition of WMC at GE Money and growth in lower-taxed earnings from global operations.

The provision for income taxes was $0.1 billion for the first six months of 2007 (effective tax rate of 1.5%), compared with $0.6 billion for the first six months of 2006 (effective tax rate of 11.5%). The tax rate decreased primarily as a result of tax benefits related to the disposition of the SES Global investment at GE Commercial Finance, tax benefits associated with our planned disposition of WMC at GE Money and growth in lower-taxed earnings from global operations.

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

(12)

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

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we also refer to as “operating profit,” for GE Healthcare, GE NBC Universal and the industrial businesses of the GE Industrial and GE Infrastructure segments; included in determining segment profit, which we also refer to as “net earnings,” for GE Commercial Finance, GE Money, and the financial services businesses of the GE Industrial segment (Equipment Services) and the GE Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

We have reclassified certain prior-period amounts to conform to the current-period’s presentation.

(13)

Summary of Operating Segments

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Revenues
GE Commercial Finance	$6,383	$5,527	$12,666	$11,011
GE Money	6,145	5,268	11,952	10,358
GE Industrial	6,220	6,473	12,048	12,384
GE Infrastructure	13,913	11,332	25,896	21,484
Total segment revenues	32,661	28,600	62,562	55,237
GECC corporate items and eliminations	339	690	790	1,344
Total revenues	33,000	29,290	63,352	56,581
Less portion of GE revenues not included in GECC	(17,058)	(14,811)	(31,784)	(28,119)
Total revenues in GECC	$15,942	$14,479	$31,568	$28,462

Segment profit
GE Commercial Finance	$1,250	$1,057	$2,671	$2,231
GE Money	952	880	1,803	1,716
GE Industrial	482	478	841	813
GE Infrastructure	2,589	2,107	4,772	3,810
Total segment profit	5,273	4,522	10,087	8,570
GECC corporate items and eliminations(a)	(359)	132	(464)	204
Less portion of GE segment profit not
included in GECC	(2,706)	(2,157)	(4,934)	(3,933)
Earnings in GECC from continuing operations	2,208	2,497	4,689	4,841
Earnings (loss) in GECC from discontinued
operations, net of taxes	–	(103)	(2)	25
Total net earnings in GECC	$2,208	$2,394	$4,687	$4,866

(a)
Included restructuring charges for the second quarter and first six months of 2007 of $0.2 billion and $0.3 billion, respectively, related to the portions of the segment that are financial services businesses. Such charges primarily related to business exits at GE Commercial Finance; branch closures at GE Money; and a business exit at GE Industrial.

(14)

GE Commercial Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Revenues	$6,383	$5,527	$12,666	$11,011
Less portion of GE Commercial Finance not
included in GECC	(244)	(181)	(545)	(360)
Total revenue in GECC	$6,139	$5,346	$12,121	$10,651

Segment profit	$1,250	$1,057	$2,671	$2,231
Less portion of GE Commercial Finance not
included in GECC	(119)	(96)	(306)	(177)
Total segment profit in GECC	$1,131	$961	$2,365	$2,054

	At
(In millions)	6/30/07	6/30/06	12/31/06

Total assets	$259,383	$206,510	$233,536
Less portion of GE Commercial Finance not
included in GECC	10,211	1,683	3,689
Total assets in GECC	$269,594	$208,193	$237,225

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Revenues in GE
Capital Solutions	$3,069	$3,047	$5,962	$5,867
Real Estate	1,557	1,047	3,172	2,122

Segment profit in GE
Capital Solutions	$454	$433	$834	$772
Real Estate	476	334	1,040	775

	At
(In millions)	6/30/07	6/30/06	12/31/06

Assets in GE
Capital Solutions	$109,937	$90,710	$94,523
Real Estate	62,057	44,144	53,786

GE Commercial Finance revenues and net earnings increased 15% and 18%, respectively, compared with the second quarter of 2006. Revenues for the second quarter of 2007 included $0.6 billion from acquisitions and were reduced by $0.7 billion as a result of dispositions. Revenues for the quarter also increased $1.0 billion compared with the second quarter of 2006 as a result of organic revenue growth ($0.8 billion) and the weaker U.S. dollar ($0.2 billion). Net earnings increased by $0.2 billion in the second quarter of 2007, with $0.2 billion from core growth before losses and investment income, and included $0.1 billion representing one quarter of the total year’s tax benefit on the disposition of SES Global.

(15)

GE Commercial Finance revenues and net earnings increased 15% and 20%, respectively, compared with the first six months of 2006. Revenues for the first six months of 2007 included $1.1 billion from acquisitions and were reduced by $1.2 billion as a result of dispositions. Revenues for the first six months also increased $1.7 billion compared with the first six months of 2006 as a result of organic revenue growth ($1.4 billion) and the weaker U.S. dollar ($0.4 billion). Net earnings increased by $0.4 billion in the first six months of 2007, with $0.5 billion from core growth before losses and investment income, which included higher SES Global gains ($0.1 billion). Core growth included $0.2 billion representing half of the total year’s tax benefit on the disposition of SES Global. These items were partially offset by $0.1 billion of higher losses, which were in part caused by lower recoveries.

GE Money

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Revenues	$6,145	$5,268	$11,952	$10,358
Less portion of GE Money not included in GECC	–	–	–	–
Total revenue in GECC	$6,145	$5,268	$11,952	$10,358

Segment profit	$952	$880	$1,803	$1,716
Less portion of GE Money not included in GECC	(18)	(4)	(41)	(27)
Total segment profit in GECC	$934	$876	$1,762	$1,689

	At
(In millions)	6/30/07	6/30/06	12/31/06

Total assets	$197,653	$169,416	$190,403
Less portion of GE Money not included in GECC	955	954	955
Total assets in GECC	$198,608	$170,370	$191,358

GE Money revenues and net earnings increased 17% and 8%, respectively, in the second quarter of 2007. Revenues for the second quarter of 2007 included $0.1 billion from acquisitions. Revenues for the quarter also increased $0.8 billion compared with the second quarter of 2006 as a result of organic revenue growth ($0.5 billion) and the weaker U.S. dollar ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.2 billion), including growth in lower-taxed earnings from global operations, and higher securitizations ($0.2 billion). These increases were substantially offset by reduced earnings from our U.S. mortgage business, WMC ($0.2 billion), and our Japanese business ($0.1 billion).

GE Money revenues and net earnings increased 15% and 5%, respectively, in the first six months of 2007. Revenues for the first six months of 2007 included $0.2 billion from acquisitions. Revenues for the first six months also increased $1.4 billion compared with the first six months of 2006 as a result of organic revenue growth ($0.8 billion) and the weaker U.S. dollar ($0.5 billion). The increase in net earnings resulted primarily from core growth ($0.4 billion), including growth in lower-taxed earnings from global operations, higher securitizations ($0.4 billion) and the weaker U.S. dollar ($0.1 billion). These increases were substantially offset by reduced earnings from WMC ($0.6 billion) and our Japanese business ($0.2 billion).

WMC’s portfolio of U.S. mortgage loans, net of reserves and classified as held for sale, totaled $1.1 billion at June 30, 2007, down from $4.5 billion at March 31, 2007. Continued pressures in the U.S. subprime mortgage

(16)

industry have resulted in limited liquidity and a higher number of loans being put back to the originators. We have presently decided to pursue the exit of this business.

In Japan, we continue to face pressures as a result of a December 2006 lending law as well as customer claims for partial interest refunds. In response, we commenced restructuring actions to allow us to operate more efficiently in the current environment. We continue to monitor the business closely and to assess further strategic actions.

GE Industrial

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Revenues	$6,220	$6,473	$12,048	$12,384
Less portion of GE Industrial not included in GECC	(4,465)	(4,676)	(8,545)	(8,953)
Total revenues in GECC	$1,755	$1,797	$3,503	$3,431

Segment profit	$482	$478	$841	$813
Less portion of GE Industrial not included in GECC	(428)	(418)	(768)	(737)
Total segment profit in GECC	$54	$60	$73	$76

Revenues in GE
Consumer & Industrial	$3,614	$3,852	$6,847	$7,386
Equipment Services	1,755	1,797	3,503	3,431

Segment profit in GE
Consumer & Industrial	$362	$318	$629	$538
Equipment Services	54	60	73	76

GE Industrial revenues fell 4%, or $0.3 billion, in the second quarter of 2007, as lower volume ($0.3 billion) was partially offset by higher prices ($0.1 billion) and the weaker U.S. dollar ($0.1 billion) at the industrial businesses in the segment. The decrease in volume was primarily at Consumer & Industrial reflecting the sale of GE Supply in the third quarter of 2006. Revenues decreased at Equipment Services as a result of a disposition ($0.1 billion), partially offset by organic revenue growth ($0.1 billion).

Segment profit of $0.5 billion was 1% higher in the second quarter of 2007, as higher prices ($0.1 billion) and productivity, primarily at Consumer & Industrial, more than offset higher material and other costs ($0.1 billion), primarily at Consumer & Industrial.

GE Industrial revenues decreased 3% for the six months ended June 30, 2007, as lower volume ($0.6 billion) was partially offset by higher prices ($0.1 billion) and the weaker U.S. dollar ($0.1 billion) at the industrial businesses in the segment. Volume decreases were primarily at Consumer & Industrial, reflecting the sale of GE Supply in the third quarter of 2006, and Security. These decreases were partially offset by increases at GE Fanuc. Price increases and the effects of the weaker U.S. dollar were primarily at Consumer & Industrial. Revenues also increased at Equipment Services as a result of organic revenue growth ($0.1 billion) and the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method ($0.1 billion), partially offset by a disposition ($0.1 billion).

(17)

Segment profit rose 3% for the six months ended June 30, 2007, as productivity ($0.2 billion), primarily at Consumer & Industrial, and higher prices ($0.1 billion) were substantially offset by higher material and other costs ($0.2 billion), primarily at Consumer & Industrial.

GE Infrastructure

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Revenues	$13,913	$11,332	$25,896	$21,484
Less portion of GE Infrastructure not
included in GECC	(12,349)	(9,954)	(22,694)	(18,806)
Total revenues in GECC	$1,564	$1,378	$3,202	$2,678

Segment profit	$2,589	$2,107	$4,772	$3,810
Less portion of GE Infrastructure not
included in GECC	(2,141)	(1,639)	(3,819)	(2,992)
Total segment profit in GECC	$448	$468	$953	$818

Revenues in GE
Aviation	$4,109	$3,291	$7,623	$6,332
Aviation Financial Services	1,088	981	2,337	1,915
Energy	5,140	4,442	9,533	8,277
Energy Financial Services	417	364	741	665
Oil & Gas	1,822	1,094	2,968	1,866
Transportation	1,109	1,002	2,231	2,025

Segment profit in GE
Aviation	$853	$728	$1,608	$1,373
Aviation Financial Services	266	310	654	516
Energy	894	689	1,507	1,125
Energy Financial Services	169	146	270	263
Oil & Gas	190	108	291	163
Transportation	218	165	428	369

GE Infrastructure revenues increased 23%, or $2.6 billion, in the second quarter of 2007 reflecting higher volume ($2.1 billion), higher prices ($0.1 billion) and the weaker U.S. dollar ($0.1 billion) at the industrial businesses of the segment. The increase in volume reflected increased commercial engine sales at Aviation, increased services and acquisitions at Aviation and Oil & Gas; and increased sales at the power generation equipment business at Energy, primarily Thermal and Wind. Higher prices were primarily at Energy. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.1 billion) and Energy Financial Services ($0.1 billion).

Segment profit rose 23%, or $0.5 billion, in the second quarter of 2007, as higher volume ($0.3 billion), productivity ($0.2 billion) and higher prices ($0.1 billion) were partially offset by higher material and other costs ($0.2 billion) at the industrial businesses of the segment. Volume increases were primarily at Aviation, Energy and Oil & Gas. Higher prices were primarily at Energy and higher material and other costs were primarily at Aviation.

GE Infrastructure revenues rose 21% to $25.9 billion for the six months ended June 30, 2007, on higher volume ($3.4 billion), increased prices ($0.3 billion) and the weaker U.S. dollar ($0.3 billion) at the industrial businesses of the segment. The increase in volume reflected the effects of acquisitions at Aviation and Oil & Gas;

(18)

increased sales of commercial engines and services at Aviation; and equipment at Energy. Price increases were primarily at Energy and Aviation, while the effects of the weaker U.S. dollar were primarily at Oil & Gas and Energy. Revenues for the six months also increased as a result of organic revenue growth ($0.4 billion), primarily related to gains on the sale of aircraft, and acquisitions ($0.1 billion) at Aviation Financial Services, and organic revenue growth at Energy Financial Services ($0.1 billion).

Segment profit for the first six months of 2007 rose 25% to $4.8 billion, compared with $3.8 billion in 2006, as higher volume ($0.5 billion), higher prices ($0.3 billion) and productivity ($0.3 billion) were partially offset by higher material and other costs ($0.3 billion) at the industrial businesses of the segment. Volume increases were primarily at Aviation, Energy and Oil & Gas. We realized productivity improvements at Aviation and Energy. Higher material and other costs were primarily at Aviation and Energy.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
During the first six months of 2007, we completed the acquisitions of Sanyo Electronic Credit Co., Ltd., DISKO and ASL, the leasing businesses of KG Allgemeine Leasing GmbH & Co., Trustreet Properties, Inc., Crow Holdings and a controlling interest in Regency Energy Partners LP.

•	The U.S. dollar was weaker at June 30, 2007, than at December 31, 2006, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of securities with unrealized losses at June 30, 2007, an insignificant amount was at risk of being charged to earnings in the next 12 months. Impairment losses were insignificant for the first six months of 2007 and $0.1 billion for the first six months of 2006.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $349.7 billion at June 30, 2007, and $334.2 billion at December 31, 2006. The related allowance for losses at June 30, 2007, amounted to $4.5 billion compared with $4.6 billion at December 31, 2006, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, increased $15.5 billion from December 31, 2006, primarily as a result of core growth ($26.9 billion), acquisitions ($9.5 billion) and the weaker U.S. dollar ($4.7 billion), partially offset by securitization and sales ($22.6 billion) and loans transferred to assets held for sale ($3.4 billion). Related nonearning receivables were $5.0 billion (1.4% of outstanding receivables) at June 30, 2007, compared with $4.9 billion (1.5% of outstanding receivables) at year-end 2006. Nonearning receivables excludes loans held for sale.

(19)

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

	Delinquency rates at
	6/30/07(a)	12/31/06	6/30/06

GE Commercial Finance	1.28%	1.22%	1.29%
GE Money	5.36	5.05	5.22
GE Money, excluding WMC	5.18	5.15	5.34

(a)	Subject to update.

Stable delinquency rates at GE Commercial Finance over the periods reflected continued stable portfolio quality.

Delinquency rates at GE Money increased from December 31, 2006, and June 30, 2006, to June 30, 2007, as a result of higher delinquencies in WMC associated with increased payment defaults. Delinquency rates excluding WMC decreased from June 30, 2006, to June 30, 2007, primarily resulting from improvements in our European secured financing business.

C. Debt Instruments

During the first six months of 2007, GECC and GECC affiliates issued $47 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 14 other global markets. Maturities for these issuances ranged from two to 40 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue approximately $35 billion of additional long-term debt during the remainder of 2007, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As we have previously reported, since January 2005, the U.S. Securities and Exchange Commission staff has been conducting an investigation of the use of hedge accounting for derivatives. That staff has also requested information about other accounting policies and practices at GE, our parent, including items related to certain pre-2004 transactions in its Rail business. As more fully described in Part II, Item 1. Legal Proceedings of the GE June 30, 2007, Quarterly Report on Form 10-Q, the Audit Committee of the GE Board of Directors, with the assistance of independent counsel, determined that immaterial GE revenues that should have been recognized in the first quarters

(20)

of 2001, 2002, 2003 and 2004 were inappropriately recognized in the immediately preceding fourth quarters. GE management and the Audit Committee of the GE Board of Directors do not believe that the errors resulted from a material weakness in internal control over financial reporting.

    As previously disclosed, in August 2006, the New Jersey Department of Environmental Protections (DEP) issued an Administrative Order seeking a penalty of $142,000 for violations of the Clean Air Act at GECC’s Linden, New Jersey facility. The DEP alleged that emissions from the facility exceeded thresholds established in the site’s permit. GECC has agreed with DEP to settle the matter for $71,000.

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

General Electric Capital Corporation (Registrant)
July 27, 2007	/s/ Philip D. Ameen
Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(22)