Form 10-Q
period 2008-03-31
GENERAL ELECTRIC CAPITAL CORP
filed 2008-04-25
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At April 24, 2008, 3,985,403 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended March 31
(In millions)	2008	2007

Revenues
Revenues from services (note 3)	$16,801	$15,745
Sales of goods	367	32
Total revenues	17,168	15,777

Costs and expenses
Interest	6,081	5,179
Operating and administrative	4,560	4,208
Cost of goods sold	317	25
Investment contracts, insurance losses and insurance annuity benefits	143	166
Provision for losses on financing receivables	1,349	1,004
Depreciation and amortization	2,121	1,914
Minority interest in net earnings of consolidated affiliates	36	104
Total costs and expenses	14,607	12,600

Earnings from continuing operations before income taxes	2,561	3,177
Provision for income taxes	(70)	(297)

Earnings from continuing operations	2,491	2,880
Loss from discontinued operations, net of taxes (note 2)	(56)	(401)

Net earnings	2,435	2,479
Dividends	(1,130)	(2,974)
Retained earnings at beginning of period	40,513	37,551
Retained earnings at end of period	$41,818	$37,056

See accompanying notes.

(3)

General Electric Capital Corporation and consolidated affiliates

Condensed Statement of Financial Position

(In millions)	March 31, 2008	December 31, 2007
(Unaudited)
Assets
Cash and equivalents	$9,556	$8,623
Investment securities	21,505	20,740
Inventories	69	63
Financing receivables – net (note 5)	411,322	380,004
Other receivables	29,762	28,721
Property, plant and equipment, less accumulated amortization of $25,547
and $24,468	64,794	63,692
Goodwill (note 6)	26,962	25,251
Other intangible assets – net (note 6)	3,949	4,074
Other assets	82,961	82,515
Assets of discontinued operations (note 2)	7,338	6,703
Total assets	$658,218	$620,386

Liabilities and equity
Short-term borrowings (note 7)	$192,770	$186,770
Accounts payable	15,856	14,575
Long-term borrowings (note 7)	337,795	309,233
Investment contracts, insurance liabilities and insurance annuity benefits	13,100	12,311
Other liabilities	27,655	25,683
Deferred income taxes	5,845	7,637
Liabilities of discontinued operations (note 2)	1,791	1,340
Total liabilities	594,812	557,549

Minority interest in equity of consolidated affiliates	1,930	1,607

Capital stock	56	56
Accumulated gains (losses) – net
Investment securities	(526)	(25)
Currency translation adjustments	8,477	7,368
Cash flow hedges	(2,427)	(749)
Benefit plans	(92)	(105)
Additional paid-in capital	14,170	14,172
Retained earnings	41,818	40,513
Total shareowner’s equity	61,476	61,230
Total liabilities and equity	$658,218	$620,386

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $5,432 million and $6,489 million at March 31, 2008, and December 31, 2007, respectively.

See accompanying notes.

(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Three months ended March 31
	2008	2007
Cash flows – operating activities
Net earnings	$2,435	$2,479
Loss from discontinued operations	56	401
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	2,121	1,914
Increase in accounts payable	703	1,322
Provision for losses on financing receivables	1,349	1,004
All other operating activities	(2,923)	(4,918)
Cash from operating activities – continuing operations	3,741	2,202
Cash from operating activities – discontinued operations	430	200
Cash from operating activities	4,171	2,402

Cash flows – investing activities
Additions to property, plant and equipment	(2,914)	(3,975)
Dispositions of property, plant and equipment	3,177	2,590
Increase in loans to customers	(88,381)	(77,389)
Principal collections from customers – loans	77,072	72,095
Investment in equipment for financing leases	(6,291)	(5,911)
Principal collections from customers – financing leases	4,581	6,392
Net change in credit card receivables	2,153	4,834
Payments for principal businesses purchased	(12,652)	(3,534)
Proceeds from principal business dispositions	4,305	1,102
All other investing activities	(1,760)	(4,895)
Cash used for investing activities – continuing operations	(20,710)	(8,691)
Cash used for investing activities – discontinued operations	(418)	(215)
Cash used for investing activities	(21,128)	(8,906)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	3,532	(3,228)
Newly issued debt
Short-term (91 to 365 days)	331	599
Long-term (longer than one year)	35,554	28,173
Non-recourse, leveraged lease	57	–
Repayments and other debt reductions
Short-term (91 to 365 days)	(18,385)	(11,530)
Long-term (longer than one year)	(2,342)	(3,141)
Non-recourse, leveraged lease	(348)	(386)
Dividends paid to shareowner	(1,130)	(2,974)
All other financing activities	633	24
Cash from financing activities – continuing operations	17,902	7,537
Cash from (used for) financing activities – discontinued operations	–	–
Cash from financing activities	17,902	7,537

Increase in cash and equivalents	945	1,033
Cash and equivalents at beginning of year	8,907	9,849
Cash and equivalents at March 31	9,852	10,882
Less cash and equivalents of discontinued operations at March 31	296	162
Cash and equivalents of continuing operations at March 31	$9,556	$10,720

See accompanying notes.

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. Our financial statements are prepared in conformity with the U.S. generally accepted accounting principles (GAAP). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our latest shareowner’s Annual Report on Form 10-K. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007. That note discusses consolidation and financial statement presentation. We have reclassified certain prior-period amounts to conform to the current-period’s presentation.

All of the outstanding common stock of General Electric Capital Corporation (GE Capital or GECC) is owned by General Electric Capital Services, Inc. (GECS), all of whose common stock is owned, directly or indirectly, by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. Details of total revenues and segment profit by operating segment can be found on page 17 of this report.

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

Accounting changes

On January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. See note 8.

2. Discontinued operations comprised our Japanese personal loan business (Lake), our U.S. mortgage business (WMC), GE Life and Genworth Financial, Inc. (Genworth). Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

WMC

In December 2007, we completed the sale of our U.S. mortgage business. In connection with the transaction, certain contractual obligations and potential liabilities related to previously sold loans were retained. WMC revenues from discontinued operations were $5 million and $(453) million in the first quarters of 2008 and 2007, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $7 million and $380 million in the first quarters of 2008 and 2007, respectively.

(6)

Lake

In September 2007, we committed to a plan to sell our Lake business. We made the decision to sell this business upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. We are actively pursuing a buyer and expect to complete the sale of this business by the end of the third quarter of 2008. Lake revenues from discontinued operations were $245 million and $302 million in the first quarters of 2008 and 2007, respectively. In total, Lake’s losses from discontinued operations, net of taxes, were $47 million and $19 million in the first quarters of 2008 and 2007, respectively.

Insurance

In total, loss from discontinued operations, net of taxes, was $2 million in both the first quarters of 2008 and 2007.

Summarized financial information for discontinued operations is shown below.

	Three months ended March 31
(In millions)	2008	2007

Operations
Total revenues	$250	$(151)

Loss from discontinued operations before
income taxes	$(77)	$(676)
Income tax benefit	21	275
Loss from discontinued operations, net of taxes	$(56)	$(401)

	At
(In millions)	3/31/08	12/31/07

Assets
Cash and equivalents	$296	$284
Financing receivables – net	5,751	5,138
Other	1,291	1,281
Assets of discontinued operations	$7,338	$6,703

	At
(In millions)	3/31/08	12/31/07

Liabilities
Liabilities of discontinued operations	$1,791	$1,340

Assets and liabilities at March 31, 2008, and December 31, 2007, were primarily at our Lake business.

(7)

3. Revenues from services are summarized in the following table.

	Three months ended March 31
(In millions)	2008	2007

Interest on loans	$6,473	$5,559
Equipment leased to others	3,795	3,739
Fees	1,329	1,374
Investment income	605	752
Financing leases	1,149	1,111
Real estate investments	1,157	1,085
Associated companies	469	418
Gross securitization gains	288	571
Other items	1,536	1,136
Total	$16,801	$15,745

4. The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
(In millions)	3/31/08	12/31/07

Unrecognized tax benefits	$2,918	$2,964
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	1,477	1,540
Accrued interest on unrecognized tax benefits	615	548
Accrued penalties on unrecognized tax benefits	58	55
Reasonably possible reduction to the balance of unrecognized tax benefits in
succeeding 12 months	0-350	0-350
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-50	0-100

(a)	Some portion of such reduction might be reported as discontinued operations.

The IRS is currently auditing the GE consolidated income tax returns for 2003-2005, a substantial portion of which include our activities. In addition, certain other U.S. tax deficiency issues and refund claims for previous years remain unresolved. It is reasonably possible that the 2003-2005 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of unrecognized tax benefits. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

(8)

5. Financing receivables – net, consisted of the following.

	At
(In millions)	3/31/08	12/31/07

Loans, net of deferred income	$341,013	$310,229
Investment in financing leases, net of deferred income	74,722	74,082
	415,735	384,311
Less allowance for losses	(4,413)	(4,307)
Financing receivables – net(a)	$411,322	$380,004

(a)	Included $9,365 million and $9,708 million related to consolidated, liquidating securitization entities at March 31, 2008, and December 31, 2007, respectively.

6. Goodwill and other intangible assets – net, consisted of the following.

	At
(In millions)	3/31/08	12/31/07

Goodwill	$26,962	$25,251
Intangible assets subject to amortization	3,949	4,074
Total	$30,911	$29,325

Changes in goodwill balances follow.

2008
(In millions)	GE Commercial Finance	GE Money	GE Infrastructure(a)	Total

Balance January 1	$14,445	$10,273	$533	$25,251
Acquisitions/purchase accounting
adjustments	650	–	306	956
Dispositions, currency exchange
and other	338	417	–	755
Balance March 31	$15,433	$10,690	$839	$26,962

(a)	Included only portions of the segment that are financial services businesses.

Goodwill balances increased $960 million as a result of the weaker U.S. dollar and $747 million from new acquisitions in 2008. The largest goodwill balance increases from acquisitions arose from the purchase of Merrill Lynch Capital ($520 million at GE Commercial Finance) and CDM Resource Management, Ltd. ($211 million at GE Infrastructure). During 2008, the goodwill balance increased by $209 million related to purchase accounting adjustments to prior-year acquisitions. The largest such adjustments were increases of $79 million and $60 million associated with the 2007 acquisitions of Regency Energy Partners LP by GE Infrastructure and Trustreet Properties, Inc. by GE Commercial Finance, respectively.

(9)

Intangible Assets Subject to Amortization

	At
	3/31/08			12/31/07
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$2,099	$(854)	$1,245	$2,179	$(864)	$1,315
Patents, licenses and trademarks	646	(400)	246	601	(314)	287
Capitalized software	1,890	(1,124)	766	1,831	(1,086)	745
Lease valuations	1,789	(396)	1,393	1,909	(376)	1,533
All other	468	(169)	299	333	(139)	194
Total	$6,892	$(2,943)	$3,949	$6,853	$(2,779)	$4,074

Amortization expense related to intangible assets subject to amortization was $196 million and $151 million for the quarters ended March 31, 2008 and 2007, respectively.

During the first quarter of 2008, we recorded additions to intangible assets subject to amortization of $70 million. The components of finite-lived intangible assets acquired during the period and their respective weighted-average useful lives are: $2 million – Customer-related (8.0 years); $5 million – Patents, licenses and trademarks (5.0 years); $33 million – Capitalized software (4.8 years); and $30 million – All other (6.7 years).

(10)

7. Borrowings are summarized in the following table.

	At
(In millions)	3/31/08	12/31/07

Short-term borrowings

Commercial paper
U.S.
Unsecured	$70,606	$66,717
Asset-backed(a)	4,400	4,775
Non-U.S.	25,328	28,711
Current portion of long-term debt(b)	56,933	56,301
Bank deposits(c)	14,272	11,486
GE Interest Plus notes(d)	10,193	9,590
Other	11,038	9,190
Total	192,770	186,770

Long-term borrowings

Senior notes
Unsecured(e)	313,566	284,127
Asset-backed(f)	5,468	5,528
Extendible notes	7,330	8,500
Subordinated notes(g)(h)	11,431	11,078
Total	337,795	309,233
Total borrowings	$530,565	$496,003

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 5.
(b)	Included $814 million and $1,106 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at March 31, 2008, and December 31, 2007, respectively.
(c)	Included $11,772 million and $10,789 million of deposits in non-U.S. banks at March 31, 2008, and December 31, 2007, respectively.
(d)	Entirely variable denomination floating rate demand notes.
(e)	Included borrowings from GECS affiliates of $874 million at December 31, 2007.
(f)	Included $3,324 million and $3,410 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at March 31, 2008, and December 31, 2007, respectively. See note 5.
(g)	Included $450 million of subordinated notes guaranteed by GE at March 31, 2008, and December 31, 2007.
(h)	Included $8,332 million and $8,064 million of subordinated debentures receiving rating agency equity credit at March 31, 2008, and December 31, 2007, respectively.

8. Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

 The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

(11)

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 –	Significant inputs to the valuation model are unobservable.

We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we have risk management teams that review valuation, including independent price validation for certain instruments. Further, in other instances, we retain independent pricing vendors to assist in valuing certain instruments.

The following section describes the valuation methodologies we use to measure different financial instruments at fair value.

Investments in debt and equity securities

When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. When quoted market prices are unobservable, we use quotes from independent pricing vendors based on recent trading activity and other relevant information including market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments are included in Level 2 and primarily comprise our portfolio of corporate fixed income, government, mortgage and asset-backed securities. Retained interests in securitizations are valued using a discounted cash flow model that considers the underlying structure of the securitization and estimated net credit exposure, prepayment assumptions, discount rates and expected life. Investment securities priced using non-binding broker quotes and retained interests are included in Level 3.

Private equity investments held in investment company affiliates are initially valued at cost. Valuations are reviewed at the end of each quarter utilizing available market data to determine whether or not any fair value adjustments are necessary. Such market data include comparable public company trading multiples. Unobservable inputs include company-specific fundamentals and other third party transactions in that security. Our valuation methodology for private equity investments is applied consistently and these investments are generally included in Level 3.

Derivatives

We use closing prices for derivatives included in Level 1, which are traded either on exchanges or liquid over-the-counter markets. The remainder of the derivatives portfolio is valued using internal models, most of which are primarily based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent interest rate swaps, cross-currency swaps and foreign currency and commodity forward and option contracts. Derivative assets and liabilities included in Level 3 primarily represent interest rate products that contain embedded optionality or prepayment features.

(12)

Loans

When available, we use observable market data, including pricing on recent closed market transactions, to value loans which are included in Level 2. When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk and such loans are included in Level 3. When appropriate, loans are valued using collateral values as a practical expedient.

Effective January 1, 2008, we adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Upon adoption, we elected to report $172 million of commercial mortgage loans at fair value in order to have them on the same accounting basis (measured at fair value through earnings) as the derivatives economically hedging these loans.

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2008. Included in the table are investment securities of $11,287 million supporting obligations to holders of guaranteed investment contracts. Such securities are primarily investment grade. In addition, the table includes $3,485 million and $5,122 million of derivative assets and liabilities, respectively, with highly rated counterparties, primarily used for risk management purposes. Also included are retained interests in securitizations totaling $4,619 million.

March 31, 2008 (In millions)	Level 1	Level 2	Level 3	FIN 39 netting(a)	Net balance

Assets
Investment securities	$1,412	$11,079	$9,014	$–	$21,505
Derivatives	–	6,620	542	(3,677)	3,485
Other(b)	–	398	714	–	1,112
Total	$1,412	$18,097	$10,270	$(3,677)	$26,102

Liabilities
Derivatives	$3	$8,754	$64	$(3,699)	$5,122
Other	–	448	–	–	448
Total	$3	$9,202	$64	$(3,699)	$5,570

(a)
FASB Interpretation (FIN) 39, Offsetting of Amounts Related to Certain Contracts, permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists. Includes fair value adjustments related to our own and counterparty credit risk.

(b)	Includes private equity investments and loans designated under the fair value option.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2008. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.

(13)

Changes in Level 3 instruments

(In millions)	1/1/08	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated nonowner changes other than earnings	Purchases, issuances and settlements	3/31/08	Net change in unrealized gains (losses) relating to instruments still held at 3/31/08(b)

Investment securities	$8,441	$154	$(89)	$508	$9,014	$(37)
Derivatives(c)(d)	200	275	57	(43)	489	260
Other	689	(18)	33	10	714	(18)
Total	$9,330	$411	$1	$475	$10,217	$205

Transfers between Level 2 and 3 are considered to occur at the beginning of a quarter and therefore, no transfers occurred during the first quarter.
(a)	Earnings effects are primarily included in “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.
(b)
Represents the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at March 31, 2008.

(c)	Earnings from Derivatives were more than offset by $141 million in losses from related derivatives included in Level 2 and $148 million in losses from qualifying fair value hedges.
(d)	Represents derivative assets net of derivative liabilities and includes cash accruals of $11 million not reflected in the fair value hierarchy table.

Certain assets measured at fair value on a non-recurring basis, and therefore not included in the preceding tables, were $560 million included in Level 2 and $4,318 million included in Level 3. We recognized $155 million of losses related to non-recurring fair value measurements of loans, and $66 million of other-than-temporary impairments of cost and equity method investments, including $59 million related to FGIC Corporation (FGIC) common stock, during the first three months of 2008.

9. A summary of increases (decreases) in shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended March 31
(In millions)	2008	2007

Net earnings	$2,435	$2,479
Investment securities – net	(501)	59
Currency translation adjustments – net	1,109	(264)
Cash flow hedges – net	(1,678)	69
Benefit plans – net	13	15
Total	$1,378	$2,358

(14)

10. The following table represents assets in off-balance sheet securitization entities.

	At
(In millions)	3/31/08	12/31/07

Receivables secured by
Equipment	$6,689	$6,552
Commercial real estate	7,581	7,721
Residential real estate	212	204
Other assets	12,505	12,880
Credit card receivables	23,179	22,793
Trade receivables	247	320
Total securitized assets(a)(b)	$50,413	$50,470

(a)
At March 31, 2008, and December 31, 2007, liquidity support amounted to $1,204 million and $1,266 million, respectively. Credit support amounted to $1,208 million and $1,214 million at March 31, 2008, and December 31, 2007, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $2 million at both March 31, 2008, and December 31, 2007.

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

Overview

Revenues for the first quarter of 2008 were $17.2 billion, a $1.4 billion (9%) increase over the first quarter of 2007. Revenues for the first quarters of 2008 and 2007 included $1.1 billion and $0.2 billion of revenue from acquisitions and in 2008 increased $0.4 billion as a result of dispositions. Revenues also increased $0.1 billion compared with the first quarter of 2007 as a result of the weaker U.S. dollar, partially offset by organic revenue declines. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $2.5 billion, down 14% from $2.9 billion in the first quarter of 2007.

Overall, acquisitions contributed $1.1 billion and $0.7 billion to total revenues in the first quarters of 2008 and 2007, respectively. Our earnings in the first quarters of 2008 and 2007 included approximately $0.1 billion and an insignificant amount, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through higher revenues of $0.4 billion in the first quarter of 2008 and lower revenues of $0.4 billion in the first quarter of 2007. The effect of

(15)

dispositions on earnings was an increase of $0.3 billion in the first quarter of 2008 and was insignificant in the first quarter of 2007.

The most significant acquisitions affecting first quarter 2008 results were Merrill Lynch Capital; Sanyo Electric Credit Co., Ltd.; Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co.; and Trustreet Properties, Inc. at GE Commercial Finance; and Regency Energy Partners LP at GE Infrastructure.

The provision for income taxes was $0.1 billion for the first quarter of 2008 (effective tax rate of 2.7%), compared with $0.3 billion for the first quarter of 2007 (effective tax rate of 9.3%). The tax rate decreased primarily as a result of lower pre-tax income from jurisdictions (primarily the U.S.) that are taxed at higher than our average rate, increased lower-taxed global operations and a tax benefit related to the mark-to-market of our Genpact investment, partially offset by the absence of the tax benefit related to the 2007 sale of our investment in SES and by a higher expense in the first quarter of 2008 than in the first quarter of 2007 to bring our three-month tax rate in line with the projected full year tax rate.

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

(16)

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

We have reclassified certain prior-period amounts to conform to the current-period’s presentation.

Summary of Operating Segments

	Three months ended March 31 (Unaudited)
(In millions)	2008	2007

Revenues
GE Commercial Finance	$8,566	$8,031
GE Money	6,408	5,958
GE Infrastructure	14,960	12,202
Total segment revenues	29,934	26,191
GECC corporate items and eliminations	308	451
Total revenues	30,242	26,642
Less portion of GE revenues not included in GECC	(13,074)	(10,865)
Total revenues in GECC	$17,168	$15,777

Segment profit
GE Commercial Finance	$1,158	$1,440
GE Money	995	1,223
GE Infrastructure	2,588	2,208
Total segment profit	4,741	4,871
GECC corporate items and eliminations(a)	(175)	(79)
Less portion of GE segment profit not included in GECC	(2,075)	(1,912)
Earnings in GECC from continuing operations	2,491	2,880
Loss in GECC from discontinued operations, net of taxes	(56)	(401)
Total net earnings in GECC	$2,435	$2,479

(a)	Included restructuring and other charges for the first quarter of 2008 of $0.1 billion, primarily related to GE Money and GE Commercial Finance.
See accompanying notes to condensed, consolidated financial statements.

(17)

GE Commercial Finance

	Three months ended March 31
(In millions)	2008	2007

Revenues	$8,566	$8,031
Less portion of GE Commercial Finance not included in GECC	(153)	(301)
Total revenues in GECC	$8,413	$7,730

Segment profit	$1,158	$1,440
Less portion of GE Commercial Finance not included in GECC	(20)	(187)
Total segment profit in GECC	$1,138	$1,253

	At
(In millions)	3/31/08	3/31/07	12/31/07

Total assets	$336,991	$264,976	$310,412
Less portion of GE Commercial Finance not included in GECC	(3,236)	7,151	(3,453)
Total assets in GECC	$333,755	$272,127	$306,959

	Three months ended March 31
(In millions)	2008	2007

Revenues in GE
Capital Solutions	$3,634	$3,363
Real Estate	1,883	1,615

Segment profit in GE
Capital Solutions	$400	$395
Real Estate	476	564

	At
(In millions)	3/31/08	3/31/07	12/31/07

Assets in GE
Capital Solutions	$129,405	$108,768	$122,527
Real Estate	86,605	59,405	79,285

GE Commercial Finance revenues increased 7% and net earnings decreased 20% compared with the first quarter of 2007. Revenues for the first quarters of 2008 and 2007 included $0.6 billion and $0.2 billion from acquisitions, respectively, and in 2008 were reduced by $0.1 billion as a result of dispositions. Revenues for the quarter also increased $0.2 billion compared with the first quarter of 2007 as a result of the weaker U.S. dollar ($0.4 billion), partially offset by organic revenue declines ($0.1 billion). Net earnings decreased by $0.3 billion in the first quarter of 2008, resulting from core declines ($0.4 billion) and lower investment income ($0.1 billion), partially offset by acquisitions ($0.1 billion) and the weaker U.S. dollar ($0.1 billion). These results included higher mark-to-market losses and other-than-temporary impairments ($0.3 billion), and lower asset sales, primarily in real estate ($0.1 billion). Also affecting these results were Genpact mark-to-market gains ($0.4 billion) largely offset by the absence of the effects of the 2007 SES transaction.

(18)

Real Estate assets at March 31, 2008, increased $7.3 billion, or 9%, from December 31, 2007, of which $1.1 billion was real estate investments, up 3%. During the first quarter of 2008, we sold real estate assets with a book value totaling $1.7 billion which resulted in net earnings of $0.5 billion. Real Estate net earnings declined $0.1 billion compared to first quarter 2007, primarily as a result of a $0.1 billion, or 12%, decrease in net earnings from sale of real estate investments. This decline resulted from increasingly difficult market conditions experienced in the first quarter of 2008. In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g., market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales or sales prices.

GE Money

	Three months ended March 31
(In millions)	2008	2007

Revenues	$6,408	$5,958
Less portion of GE Money not included in GECC	–	–
Total revenues in GECC	$6,408	$5,958

Segment profit	$995	$1,223
Less portion of GE Money not included in GECC	(2)	(22)
Total segment profit in GECC	$993	$1,201

	At
(In millions)	3/31/08	3/31/07	12/31/07

Total assets	$218,111	$179,689	$210,952
Less portion of GE Money not included in GECC	100	955	100
Total assets in GECC	$218,211	$180,644	$211,052

GE Money revenues increased 8% and net earnings decreased 19% compared with the first quarter of 2007. Revenues for the first quarter of 2008 included $0.1 billion from acquisitions and $0.4 billion from the sale of our Corporate Payment Services (CPS) business. Revenues for the quarter also decreased slightly compared with the first quarter of 2007 as a result of organic revenue declines ($0.4 billion), partially offset by the weaker U.S. dollar ($0.3 billion). The decrease in net earnings resulted primarily from lower securitization income ($0.3 billion), including declines in fair value of retained interests in securitizations ($0.1 billion), and core declines ($0.3 billion), including lower results in the U.S. reflecting the effects of higher delinquencies ($0.1 billion). These decreases were partially offset by the gain on the sale of our CPS business ($0.2 billion) and growth in lower-taxed earnings from global operations ($0.1 billion).

(19)

GE Infrastructure

	Three months ended March 31
(In millions)	2008	2007

Revenues	$14,960	$12,202
Less portion of GE Infrastructure not included in GECC	(12,921)	(10,564)
Total revenues in GECC	$2,039	$1,638

Segment profit	$2,588	$2,208
Less portion of GE Infrastructure not included in GECC	(2,053)	(1,703)
Total segment profit in GECC	$535	$505

Revenues in GE
Aviation	$4,320	$3,451
Aviation Financial Services	1,231	1,249
Energy	5,640	4,667
Energy Financial Services	770	324
Oil & Gas	1,535	1,148
Transportation	1,148	1,128

Segment profit in GE
Aviation	$775	$699
Aviation Financial Services	387	388
Energy	907	689
Energy Financial Services	145	101
Oil & Gas	161	102
Transportation	254	214

GE Infrastructure revenues increased 23%, or $2.8 billion, in the first quarter of 2008 on higher volume ($1.9 billion), the weaker U.S. dollar ($0.2 billion) and higher prices ($0.2 billion) at the industrial businesses of the segment. The increase in volume reflected the effects of acquisitions at Aviation and Oil & Gas; increased sales of thermal and wind equipment and services at Energy; military and commercial engines at Aviation; and services at Oil & Gas. The effects of the weaker U.S. dollar were primarily at Oil & Gas and Energy, while higher prices were principally at Energy. Revenues also increased as a result of financial services’ acquisitions ($0.4 billion), primarily at Energy Financial Services.

Segment profit rose 17%, or $0.4 billion, as higher volume ($0.4 billion) and higher prices ($0.2 billion) were partially offset by higher material and other costs ($0.2 billion) at the industrial businesses of the segment. The increase in volume primarily related to Aviation and Energy.

Discontinued Operations

	Three months ended March 31
(In millions)	2008	2007

Loss in GECC from discontinued
operations, net of taxes	$(56)	$(401)

(20)

Discontinued operations comprised our Japanese personal loan business (Lake), our U.S. mortgage business (WMC), GE Life, and Genworth Financial, Inc. Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the first quarter of 2008, primarily reflected the loss from operations at Lake.

Loss from discontinued operations, net of taxes, for the first quarter of 2007, primarily reflected the loss from operations at WMC ($0.4 billion).

For additional information related to discontinued operations, see note 2.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•	During the first quarter of 2008, we completed the acquisition of Merrill Lynch Capital.

•	The U.S. dollar was weaker at March 31, 2008, than at December 31, 2007, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Adoption of SFAS 157 did not have a material effect on our financial position or results of operations. Illiquidity in the credit markets experienced during the first three months of this year contributed to the amount of our reported Level 3 instruments, primarily in our available-for-sale investment portfolios. At March 31, 2008, the aggregate amount of instruments requiring fair value measurement on a recurring basis included in Level 3 represented approximately 1% of the aggregate amount of total assets and liabilities. Of the aggregate amount of total financial instruments requiring recurring fair value measurement, approximately 33% are included in Level 3. The amount we report in Level 3 in future periods will be directly affected by market conditions. See Note 8 for further information related to the adoption of SFAS 157.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to holders of guaranteed investment contracts. Investment securities were $21.5 billion at March 31, 2008, compared with $20.7 billion at December 31, 2007. Of the amount at March 31, 2008, we held residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities with estimated fair values of $4.7 billion and $1.7 billion, respectively. Such amounts included unrealized losses of $0.5 billion and $0.1 billion, respectively. At March 31, 2008, of the RMBS amount, we had approximately $1.7 billion of exposure to subprime credit, supporting our guaranteed investment contracts. Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities. At March 31, 2008, our investment securities insured by Monolines amounted to $3.0 billion, including $1.4 billion of our $1.7 billion subprime exposure. Several of the monoline insurers have been downgraded by the rating agencies. However, we underwrite our investments based on the underlying credit of the issuer.

(21)

We regularly review investment securities for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of securities with unrealized losses at March 31, 2008, $0.1 billion was at risk of being charged to earnings in the next 12 months. Continued uncertainty in the capital markets may cause increased levels of losses. Other-than-temporary impairment losses were insignificant for the first three months of both 2008 and 2007. Investments in retained interests decreased by $0.1 billion in the first three months of 2008 reflecting declines in fair value accounted for in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments, that became effective at the beginning of 2007.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $415.7 billion at March 31, 2008, and $384.3 billion at December 31, 2007. The related allowance for losses at March 31, 2008, amounted to $4.4 billion, compared with $4.3 billion at December 31, 2007, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, increased $31.4 billion from December 31, 2007, primarily as a result of core growth ($15.3 billion), acquisitions ($12.7 billion) and the weaker U.S. dollar ($13.3 billion), partially offset by securitization and sales ($9.0 billion) and dispositions ($3.3 billion). Related nonearning receivables were $6.2 billion (1.5% of outstanding receivables) at March 31, 2008, compared with $5.5 billion (1.4% of outstanding receivables) at year-end 2007. Nonearning receivables excludes loans held for sale.

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

	Delinquency rates at
	3/31/08	(a)	12/31/07	3/31/07

GE Commercial Finance	1.36%		1.21%	1.26%
GE Money	5.64		5.36	5.22
U.S.	5.75		5.52	4.72
Non-U.S.	5.61		5.30	5.40

(a)	Subject to update.

Delinquency rates at GE Commercial Finance increased from December 31, 2007, and March 31, 2007, to March 31, 2008, primarily as a result of deterioration in our U.S. commercial middle market and certain European portfolios.

Delinquency rates at GE Money increased from December 31, 2007, and March 31, 2007, to March 31, 2008, primarily as a result of continued deterioration in our U.S. portfolio and the effects of tighter credit conditions in our secured financing business in the U.K. This liquidity-challenged environment in which GE Money operates continues to cause issues for some of its U.S. customers, and U.S. delinquencies continue to increase. In response, GE Money will continue to tighten underwriting standards related to the U.S. consumer and will continue its process of regularly reviewing and adjusting reserve levels in response to when it is probable that losses have been incurred

(22)

in the portfolio. This environment may result in higher provisions for loan losses and could adversely affect results of operations at GE Money.

Other assets comprise mainly real estate investments, equity and cost method investments and assets held for sale. Other assets totaled $83.0 billion at March 31, 2008, compared with $82.5 billion at December 31, 2007. Of the amount at March 31, 2008, we had cost method investments totaling $2.9 billion. Cost method investments include our investment in preferred and common stock, $0.3 billion and an insignificant amount, respectively, of FGIC Corporation (FGIC), a monoline credit insurer. During 2008, credit rating agencies downgraded FGIC; following the downgrades, various alternatives were being considered. During the first quarter of 2008, we recognized an other-than-temporary impairment on FGIC common stock, which is reflected at fair value at March 31, 2008. We continue to monitor our investment in FGIC closely, including review for further impairment.

D. Borrowings

During the first quarter of 2008, GECC and GECC affiliates issued $34.6 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 14 other global markets. Maturities for these issuances ranged from one to 30 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue approximately $45 billion of additional long-term debt during the remainder of 2008, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. During the first quarter of 2008, the fair value of derivatives designated as cash flow hedges of floating rate borrowings were negatively affected by lower interest rates, which resulted in lower reported shareowner’s equity. Additionally, derivatives designated as fair value hedges of fixed rate borrowings were positively affected by lower interest rates, which resulted in a higher reported borrowings balance.

E. New Accounting Standard

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

(23)

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2008, and (ii) no change in internal control over financial reporting occurred during the quarter ending March 31, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits

Exhibit 3(i)	A complete copy of the Restated Certificate of Incorporation of GECC filed with the Office of the Secretary of State, State of Delaware on April 1, 2008.*
Exhibit 3(ii)	A complete copy of the Amended and Restated By-Laws of GECC as last amended on February 21, 2008, and currently in effect.*
Exhibit 4 (a)
Ninth Amended and Restated Distribution Agreement among GECC, GE Capital Australia Funding Pty. Ltd., GE Capital Canada Funding Company, GE Capital European Funding, GE Capital U.K. Funding, Barclays Bank PLC, Credit Suisse Securities (Europe) Limited, GE Money Bank, Goldman Sachs International, Merrill Lynch International and UBS Limited, dated April 4, 2008. (Incorporated by reference to Exhibit 4(a) to GECS’ Form 10-Q Report for the quarter ended March 31, 2008.)

Exhibit 4 (b)	Form of Euro Medium-Term Note and Debt Security – Permanent Global Fixed Rate Bearer Note. (Incorporated by reference to Exhibit 4(b) to GECS’ Form 10-Q Report for the quarter ended March 31, 2008.)
Exhibit 4 (c)
Form of Euro Medium-Term Note and Debt Security – Permanent Global Floating Rate Bearer Note. (Incorporated by reference to Exhibit 4(c) to GECS’ Form 10-Q Report for the quarter ended March 31, 2008.)

Exhibit 4 (d)	Form of Euro Medium-Term Note and Debt Security – Temporary Global Fixed Rate Bearer Note. (Incorporated by reference to Exhibit 4(d) to GECS’ Form 10-Q Report for the quarter ended March 31, 2008.)
Exhibit 4 (e)
Form of Euro Medium-Term Note and Debt Security – Temporary Global Floating Rate Bearer Note. (Incorporated by reference to Exhibit 4(e) to GECS’ Form 10-Q Report for the quarter ended March 31, 2008.)

Exhibit 4 (f)	Form of Euro Medium-Term Note and Debt Security – Definitive Fixed Rate Bearer Note. (Incorporated by reference to Exhibit 4(f) to GECS’ Form 10-Q Report for the quarter ended March 31, 2008.)

(24)

Exhibit 4 (g)	Form of Euro Medium-Term Note and Debt Security – Definitive Floating Rate Bearer Note. (Incorporated by reference to Exhibit 4(g) to GECS’ Form 10-Q Report for the quarter ended March 31, 2008.)
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.*
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.*
Exhibit 99	Financial Measures That Supplement Generally Accepted Accounting Principles.*
* Filed electronically herewith.

(25)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
April 25, 2008	/s/Walter F. Ielusic
Date	Walter F. Ielusic Controller Duly Authorized Officer and Acting Principal Accounting Officer

(26)