Form 10-K
period 2008-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 2009-02-18
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 1-6461

General Electric Capital Corporation (Exact name of registrant as specified in charter)

Delaware		13-1500700
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3135 Easton Turnpike, Fairfield, CT	06828-0001	203/373-2211
(Address of principal executive offices)	(Zip Code)	(Registrant’s Telephone No., including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
6.625% Public Income Notes Due June 28, 2032
6.10% Public Income Notes Due November 15, 2032
5.875% Notes Due February 18, 2033
Step-Up Public Income Notes Due January 28, 2035
6.45% Notes Due June 15, 2046
6.00% Public Income Notes Due April 24, 2047
6.50% GE Capital InterNotes due August 15, 2048
New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
(Title of each class)
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” ,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At February 17, 2009, 3,985,403 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2008, are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

(1)

(2)

PART I

Item 1. Business.

General Electric Capital Corporation

General Electric Capital Corporation (GE Capital or GECC) was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. Until November 1987, our name was General Electric Credit Corporation. On July 2, 2001, we changed our state of incorporation to Delaware. All of our outstanding common stock is owned by General Electric Capital Services, Inc. (GE Capital Services or GECS), formerly General Electric Financial Services, Inc., the common stock of which is in turn wholly-owned by General Electric Company (GE Company or GE). Financing and services offered by GE Capital are diversified, a significant change from the original business of GE Capital, which was, financing distribution and sale of consumer and other GE products. Currently, GE manufactures few of the products financed by GE Capital.

We operate in five segments described below. These operations are subject to a variety of regulations in their respective jurisdictions. Our services are offered primarily in North America, Europe and Asia.

Our principal executive offices are located at 3135 Easton Turnpike, Fairfield, CT, 06828-0001. At December 31, 2008, our employment totaled approximately 73,000.

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

Operating Segments

A summary description of each of our operating segments follows.

Within our operating segments, we operate the businesses described below along product lines. Additionally, in 2008, we increased our focus on core operations, ability to self-fund and restructuring low return businesses.

We also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

Commercial Lending and Leasing (CLL)

CLL (38.8%, 39.4% and 43.6% of total GECC revenues in 2008, 2007 and 2006, respectively) offers a broad range of financial services worldwide. We have particular mid-market expertise, and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, transportation, telecommunications and healthcare industries. During 2008, we made a number of acquisitions, the most significant of which were Merrill Lynch Capital and CitiCapital. In January 2009, we acquired Interbanca S.p.A., a leading Italian corporate bank.

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

(3)

Our headquarters are in Norwalk, Connecticut with offices throughout North America, Europe, Asia and Latin America.

For further information about revenues, segment profit and total assets for CLL, see the Segment Operations section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 18 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

GE Money

GE Money (36.8%, 37.0% and 33.9% of total GECC revenues in 2008, 2007 and 2006, respectively), through consolidated entities and associated companies, is a leading provider of financial services to consumers and retailers in over 50 countries around the world. We offer a full range of innovative financial products to suit customers’ needs. These products include, on a global basis, private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposit and other savings products; and small and medium enterprise lending. In 2008, we acquired a controlling interest in Bank BPH.

In December 2007, we sold our U.S. mortgage business (WMC). In September 2007, we committed to a plan to sell our Japanese personal loan business (Lake). During the second quarter of 2008, this planned sale was expanded to GE Money Japan, which comprises Lake and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. This sale was completed in the third quarter of 2008.

In June 2008, we committed to sell the GE Money businesses in Germany, Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland. In October 2008, we completed the sale of the GE Money business in Germany. In January 2009, we completed the sale of the remaining businesses, which are included in assets and liabilities of businesses held for sale on the Statement of Financial Position at December 31, 2008.

In December 2008, we committed to sell a portion of our Australian residential mortgage business. This sale is expected to be executed during the first quarter of 2009.

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

Our headquarters are in London, England and our operations are located in North America, South America, Europe, Australia and Asia.

For further information about revenues, segment profit and total assets for GE Money, see the Segment Operations section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 18 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(4)

Real Estate

Real Estate (9.8%, 10.4% and 8.6% of total GECC revenues in 2008, 2007 and 2006, respectively) offers a comprehensive range of capital and investment solutions, including equity capital for acquisition or development, as well as fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, parking facilities and industrial properties. Our typical real estate loans are intermediate term, senior, fixed or floating-rate, and are secured by existing income-producing commercial properties. We invest in, and provide restructuring financing for, portfolios of mortgage loans, limited partnerships and tax-exempt bonds.

In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g., market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales or sales prices.

We operate in a highly competitive environment. Our competitors include banks, financial institutions, real estate companies, real estate investment funds and other financial companies. Competition in our equity investment business is primarily based on price, and competition in our lending business is primarily based on interest rates and fees, as well as deal structure and terms. As we compete globally, our success is sensitive to the economic and political environment of each country in which we do business.

Our headquarters are in Norwalk, Connecticut with offices throughout North America, Mexico, Europe, Australia and Asia.

For further information about revenues, segment profit and total assets for Real Estate, see the Segment Operations section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 18 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Energy Financial Services

Energy Financial Services (5.4%, 3.6% and 2.9% of total GECC revenues in 2008, 2007 and 2006, respectively) offers structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance to the global energy and water industries and invests in operating assets in these industries. Energy Financial Services also owns a controlling interest in Regency Energy Partners LP, a midstream master limited partnership engaged in the gathering, processing, transporting and marketing of natural gas and gas liquids.

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

Our headquarters are in Stamford, Connecticut with offices throughout North America, Europe, Asia and the Middle East.

For further information about revenues, segment profit and total assets for Energy Financial Services, see the Segment Operations section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 18 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GE Commercial Aviation Services (GECAS)

GECAS (7.2%, 7.2% and 7.6% of total GECC revenues in 2008, 2007 and 2006, respectively) is a global leader in commercial aircraft leasing and finance, delivering fleet and financing solutions for commercial aircraft. Our airport financing unit makes debt and equity investments, primarily in mid-sized regional airports. We also co-sponsor an infrastructure private equity fund, which invests in large infrastructure projects including gateway airports. GECAS also has in its portfolio a wide array of products including leases, debt and equity investments to the global transportation industry (marine, rail and intermodal).

(5)

We operate in a highly competitive environment. Our competitors include aircraft manufacturers, banks, financial institutions, equity investors, and other finance and leasing companies. Competition is based on lease rate financing terms, aircraft delivery dates, condition and availability, as well as available capital demand for financing.

Our headquarters are in Stamford, Connecticut and Shannon, Ireland with offices throughout North America, Europe, Middle East, Asia and South America.

For further information about revenues, segment profit and total assets for GECAS, see the Segment Operations section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 18 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Discontinued Operations

Discontinued operations comprised GE Money Japan; WMC; GE Life, our U.K.-based life insurance operation; and Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations.

For further information about discontinued operations, see the Segment Operations section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

Forward-Looking Statements

This document contains “forward-looking statements”- that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: the severity and duration of current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of U.S. and foreign government programs to restore liquidity and stimulate national and global economies; the impact of conditions in the financial and credit markets on the availability and cost of GE Capital’s funding and on our ability to

(6)

reduce GE Capital’s asset levels and commercial paper exposure as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the soundness of other financial institutions with which GE Capital does business; the adequacy of our cash flow and earnings and other conditions which may affect GE’s ability to maintain GE’s quarterly dividend at the current level; the level of demand and financial performance of the major industries GE serves, including, without limitation, air and rail transportation, energy generation, network television, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. We do not undertake to update our forward-looking statements.

Item 1A. Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 1. “Business”. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), and the consolidated financial statements and related notes in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Our businesses routinely encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we presently anticipate. Discussion about important operational risks that our businesses encounter can be found in the MD&A section and in the business descriptions in Item 1. “Business” of this Form 10-K Report. Below, we describe certain important operational and strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

The unprecedented conditions in the financial and credit markets may affect the availability and cost of GE Capital’s funding.

The financial and credit markets have been experiencing unprecedented levels of volatility and disruption, putting downward pressure on financial and other asset prices generally and on the credit availability for certain issuers. The U.S. Government and the Federal Reserve Bank recently created a number of programs to help stabilize credit markets and financial institutions and restore liquidity. Many non-U.S. governments have also created or announced similar measures for institutions in their respective countries. These programs have improved conditions in the credit and financial markets, but there can be no assurance that these programs, individually or collectively, will continue to have beneficial effects on the markets overall, or will resolve the credit or liquidity issues of companies that participate in the programs.

A large portion of GE Capital’s borrowings have been issued in the commercial paper and term debt markets. GE Capital has continued to issue commercial paper and, as planned, has reduced its outstanding commercial paper balance to $67 billion at the end of 2008. GE Capital has also issued term debt, mainly debt guaranteed by the Federal Deposit Insurance Corporation under the Temporary Liquidity Guarantee Program (TLGP) and, to a lesser extent, on a non-guaranteed basis. Although the commercial paper and term debt markets have remained available to GE Capital to fund its operations and debt maturities, there can be no assurance that such markets will continue to be available or, if available, that the cost of such finding will not substantially increase. If current levels of market disruption and volatility continue or worsen, or if we cannot further reduce GE Capital’s asset levels as planned in 2009, we would seek to repay commercial paper and term debt as it becomes due or to meet our other liquidity needs by using the Federal Reserve’s Commercial Paper Funding Facility (CPFF) and the TLGP, applying the net proceeds of GE’s October 2008 equity offering and the investment by Berkshire Hathaway Inc., drawing upon contractually committed lending agreements primarily provided by global banks and/or seeking other sources of funding. There can be no assurance, however, that the TLGP and the CPFF will be extended beyond their scheduled expiration, or that, under such extreme market conditions, contractually committed lending agreements and other funding sources would be available or sufficient.

Our 2009 funding plan anticipates approximately $45 billion of senior, unsecured long-term debt issuance. In January 2009, we completed issuances of $11.0 billion of funding under the TLGP. We also issued $5.1 billion in non-guaranteed senior, unsecured debt with a maturity of 30 years under the non-guarantee option of the TLGP. These issuances, along with the $13.4 billion of pre-funding done in December 2008, bring our aggregate issuances to $29.5 billion or 66% of our anticipated 2009 funding plan. Additionally, we anticipate that we will be 90% complete with our 2009 funding plan by June 30, 2009.

(7)

Difficult conditions in the financial services markets have materially and adversely affected the business and results of operations of GE Capital and we do not expect these conditions to improve in the near future.

Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. If these conditions continue or worsen, there can be no assurance that we will be able to recover fully the value of certain assets such as goodwill and intangibles. In addition, although we have established allowances for losses in our portfolio of financing receivables that we believe are adequate, significant and unexpected further deterioration in the economy and in default and recovery rates could require us to increase these allowances and write-offs, which, depending on the amount of the increase, could have a material adverse effect on our business, financial position and results of operations.

The soundness of other financial institutions could adversely affect GE Capital.

GE Capital has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of its counterparty or client. In addition, GE Capital’s credit risk may be increased when the collateral held by it cannot be realized upon sale or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. GE Capital also has exposure to these financial institutions in the form of unsecured debt instruments held in its investment portfolios. GE Capital has policies relating to initial credit rating requirements and to exposure limits to counterparties (as described in note 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report), which mitigate credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of financial assets would not materially and adversely affect GE Capital’s business, financial position and results of operations.

The real estate markets in which GE Capital participates are highly uncertain.

GE Capital participates in the commercial real estate market in two ways: it provides financing for the acquisition, refinancing and renovation of various types of properties and it also acquires an equity position in various types of properties. The profitability of real estate investments is largely dependent upon the specific geographic market in which the properties are located and the perceived value of that market at the time of sale. Such activity may vary significantly from one year to the next. Rising unemployment, a slowdown in general business activity and recent disruptions in the credit markets have adversely affected, and are expected to continue to adversely affect, the value of real estate assets GE Capital holds. Under current market and credit conditions, there can be no assurance as to the level of sales GE Capital will complete or the net sales proceeds it will realize. Also, there can be no assurance that occupancy rates and market rentals will continue at their current levels given the current economic environment during the period in which GE Capital continues to hold its equity investments in these properties which may result in an impairment to the carrying value of those investments.

GE Capital is also a residential mortgage lender in certain geographic markets, particularly in the United Kingdom, that have been and may continue to be adversely affected by declines in residential real estate values and home sale volumes, job losses, consumer bankruptcies and other factors that may negatively impact the credit performance of our mortgage loans. Our allowance for loan losses on these mortgage loans is based on our analysis of current and historical delinquency and loan performance, as well as other management assumptions that may be inaccurate predictions of credit performance in this environment. There can be no assurance that, in this environment, credit performance will not be materially worse than anticipated and, as a result, materially and adversely affect GE Capital’s business, financial position and results of operations.

Failure to maintain our “Triple-A” credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. In December 2008, Standard & Poor’s Ratings Services affirmed GE and GE Capital’s “AAA” long-term and “A-1+” short-term corporate credit ratings but revised its ratings outlook from stable to negative based partly on the concerns regarding GE Capital’s future performance and funding in light of capital market turmoil. On January 24, 2009, Moody’s Investment Services placed the long-term ratings of GE and GE Capital on review for possible downgrade. The firm’s “Prime-1” short-term ratings were affirmed. Moody’s said the review for downgrade is based primarily upon heightened uncertainty regarding GE Capital’s asset quality and earnings performance in future periods. In light of the difficulties in the financial services industry and the difficult financial markets, there can be no assurance that GE will

(8)

successfully implement its 2009 operational and funding plan for GE Capital or, in the event of further deterioration in the financial markets, that completion of its plan and any other steps GE might take in response will be sufficient to allow us to maintain our “Triple-A” ratings. Failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, but none are triggered if our ratings are reduced to AA-/Aa3 or A-1+/P-1 or higher.

Current conditions in the global economy and the major industries we serve also may materially and adversely affect the business and results of operations of GE’s non-financial businesses.

The business and operating results of GE’s technology infrastructure, energy infrastructure, consumer and industrial and media businesses have been and will continue to be affected by worldwide economic conditions and, in particular, conditions in the air and rail transportation, energy generation, healthcare, network television and other major industries we serve. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, GE’s customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase GE’s products and services, including large infrastructure projects, and may not be able to fulfill their obligations to GE in a timely fashion. Contract cancellations could affect GE’s ability to fully recover GE’s contract costs and estimated earnings. Further, GE’s vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to GE. Although the new Administration in the United States is expected to enact various economic stimulus programs, there can be no assurance as to the timing and effectiveness of these programs. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, GE’s results of operations, financial position and cash flows could be materially adversely affected.

Our global growth is subject to economic and political risks.

We conduct our operations in virtually every part of the world. In 2008, approximately 55% of our revenues were attributable to activities outside the United States. Our operations are subject to the effects of global competition. They are also affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation has decreased or become even more costly as a result of recent market developments.

The success of our business depends on achieving our objectives for strategic acquisitions and dispositions.

With respect to acquisitions and mergers, we may not be able to identify suitable candidates at terms acceptable to us, or may not achieve expected returns and other benefits as a result of integration challenges, such as personnel and technology. We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner (as was the case with GE’s Consumer & Industrial business in 2008), which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. These difficulties have been exacerbated in the current financial and credit environment because some potential sellers may hold onto assets pending a rebound in prices and buyers may have difficulty obtaining the necessary financing. In addition, there is a risk that we may sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value.

We are subject to a wide variety of laws and regulations.

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign laws, regulations and policies. There can be no assurance that, in response to current economic conditions, laws and regulations will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investment by making existing practices more restricted, subject to escalating costs or prohibited outright. In particular, we expect U.S. and foreign governments to undertake a substantial review and revision of the regulation and supervision of bank and non-bank financial institutions and tax laws and regulation, which may have a significant effect on GE Capital’s structure, operations and performance. We are also subject to regulatory risks from laws that reduce the allowable lending rate or limit consumer borrowing, local liquidity regulations that may increase the risk of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global

(9)

markets. This provision, currently scheduled to expire at the end of 2009, has been scheduled to expire and has been extended by Congress on five previous occasions, including in October of 2008, but there can be no assurance that it will continue to be extended. In the event this provision is not extended after 2009, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2010.

We are subject to legal proceedings and legal compliance risks.

We are subject to a variety of legal proceedings and legal compliance risks. We and our subsidiaries, our businesses and the industries in which we operate are at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. These include investigations by the Department of Justice Antitrust Division and the U.S. Securities and Exchange Commission (SEC) of the marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities by certain subsidiaries of GE Capital and an investigation by the SEC of possible violations of the securities laws with respect to certain accounting issues, as described in Item 3. “Legal Proceedings” of this Form 10-K Report. Additionally, GE and its subsidiaries are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. These include the dredging of polychlorinated biphenyls from a 40-mile stretch of the upper Hudson River in New York State. We are also subject to certain other legal proceedings described in Item 3. “Legal Proceedings” of this Form 10-K Report. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

Significant changes in actual investment return on pension assets, discount rates, and other factors could affect our results of operations, equity, and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense GE records for its defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension income or expense for 2009 are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Accumulated gains (losses) – net, Benefit plans. At the end of 2008, the projected benefit obligation of GE’s U.S. principal pension plans was $45.1 billion and assets were $40.7 billion. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash GE would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA).

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business from various facilities, most of which are leased. The locations of our primary facilities are described in Item 1. “Business” of this Form 10-K Report.

Item 3. Legal Proceedings.

As previously reported, in January 2005, the staff of the U.S. Securities and Exchange Commission (SEC) informed GE that it had commenced an investigation and requested certain documents and information with respect to the use of hedge accounting for derivatives by us and GE. In August 2005, the SEC staff advised GE that the SEC had issued a formal order of investigation in the matter. The SEC investigation is continuing and the SEC staff has taken testimony in this matter and has requested information about other GE accounting policies and practices, including items related to revenue recognition and our cash flow presentations.

We and GE continue to cooperate with the ongoing SEC investigation and to discuss the investigation and issues arising in that investigation and our internal review of certain accounting matters with the SEC staff with a goal of completing our review and resolving these matters. As part of this process, GE has had discussions with the SEC staff concerning resolution of these matters. In September 2008, the SEC staff issued a “Wells notice” advising GE that it is considering recommending to the SEC that it bring a civil injunctive action against GE for possible violations

(10)

of the securities laws. GE has been informed that the issues the staff may recommend that the SEC pursue relate to the application of SFAS 133 in 2002 and 2003 with respect to accounting for derivatives formerly used to hedge the risk of interest rate changes related to commercial paper and for certain derivatives in which a fee was a part of the consideration for the derivative; a change in 2002 in GE’s accounting for profits on certain aftermarket spare parts primarily in its Aviation business; certain 2003 and earlier transactions involving financial intermediaries in its Rail business; and historical accounting for revenue recognition on product sales subject to in-transit risk of damage, principally in its Healthcare, Infrastructure and Industrial segments. We and GE have already disclosed these items in previously filed SEC reports, including their effects on particular periods and corrected our financial statements with respect to each of them. The cumulative effect of these items on GE’s financial statements was a reduction in net earnings by approximately $300 million in the period from 2001 through December 31, 2007. We and GE have implemented a number of remedial actions and internal control enhancements, also as described in our SEC reports. All of these items were reviewed or discussed with KPMG, which audited our financial statements throughout the periods in question.

GE disagrees with the SEC staff regarding this recommendation and have been in discussions with the staff, including discussion of potential resolution of the matter. We intend to continue these discussions and understand that we will have the opportunity to address any disagreements with the SEC staff with respect to its recommendation through the Wells process with the full Commission. If the Commission were to authorize an action against GE, it could seek an injunction against future violations of provisions of the federal securities laws, including potentially Sections 13(a), 13(b), and 10(b) of the Exchange Act and Section 17(a) of the Securities Act, the imposition of penalties, and other relief within the Commission’s authority. If GE were to resolve the matter through a settlement, it would neither admit nor deny the proposed allegations but could agree to the resolution and entry of an injunction. There can be no assurance that GE and the SEC would reach agreement on a proposed settlement as a result of its discussions.

As previously reported, the Antitrust Division of the Department of Justice (DOJ) and the SEC are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two of our subsidiaries have received subpoenas and requests for information in connection with the investigation: GE Funding CMS (Trinity Funding Co.) and GE Funding Capital Market Services, Inc. (GE FCMS). We have cooperated and continue to cooperate fully with the SEC and DOJ in this matter. In July 2008, GE FCMS received a “Wells notice” advising that the SEC staff is considering recommending that the SEC bring a civil injunctive action or institute an administrative proceeding in connection with the bidding for various financial instruments associated with municipal securities by certain former employees of GE FCMS. GE FCMS is one of several industry participants that received Wells notices during 2008. GE FCMS disagrees with the SEC staff regarding this recommendation and has been in discussions with the staff, including discussion of potential resolution of the matter. GE FCMS intends to continue these discussions and understands that it will have the opportunity to address any disagreements with the SEC staff with respect to its recommendation through the Wells process with the full Commission. In March 2008, GE FCMS and Trinity Funding Co., LLC (Trinity Funding) were served with a federal class action complaint asserting antitrust violations. This action has been combined with other related actions in a multidistrict litigation proceeding in the United States District Court for the Southern District of New York. In addition, GE FCMS and Trinity Funding also received subpoenas from the Attorneys General of the State of Connecticut and Florida on behalf of a working group of State Attorneys General in June 2008. GE FCMS and Trinity Funding are cooperating with those investigations.

In June 2008, the Environmental Protection Agency (EPA) issued a notice of violation alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The plant is operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by our subsidiaries. The notice of violation does not indicate a specific penalty amount but makes reference to statutory fines. We believe that we have meritorious defenses and that EME Homer City Generation L.P. is obligated to indemnify our subsidiaries and pay all costs associated with this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

Not required by this form.

(11)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

See note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Our common stock is owned entirely by GE Capital Services and, therefore, there is no trading market in such stock.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

(In millions)	2008	2007	2006	2005	2004

Revenues	$67,994	$66,999	$57,482	$51,061	$47,497
Earnings from continuing operations	8,014	11,946	10,095	8,428	7,568
Earnings (loss) from discontinued
operations, net of taxes	(704)	(2,131)	291	1,498	1,022
Net earnings	7,310	9,815	10,386	9,926	8,590
Shareowner’s equity	58,229	61,230	56,585	50,190	54,038
Short-term borrowings	188,601	186,769	168,893	149,669	147,279
Long-term borrowings	321,755	309,231	256,804	206,188	201,370
Return on average shareowner’s equity(a)	13.1%	20.3%	19.2%	17.2%	16.7%
Ratio of earnings to fixed charges	1.24	1.56	1.63	1.66	1.82
Ratio of debt to equity	8.76:1 (b)	8.10:1	7.52:1	7.09:1	6.45:1
Financing receivables – net	$370,592	$378,467	$322,244	$277,108	$270,648
Total assets	637,410	620,732	544,255	475,259	566,984

(a)
Represents earnings from continuing operations before accounting changes divided by average total shareowner’s equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowner’s equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2008, is described in the Supplemental Information section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K Report.

(b)	7.07:1 net of cash and equivalents and with classification of hybrid debt as equity.

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

We present Management’s Discussion of Operations in four parts: Overview of Our Earnings from 2006 through 2008, Global Risk Management, Segment Operations and Geographic Operations. Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview of Our Earnings from 2006 through 2008

During 2008, we encountered unprecedented conditions in the world economy and financial markets that affected all of our businesses. Our earnings fell 21% on a 18% increase in revenues over this three-year period.

(12)

The information that follows will show how our global diversification and risk management strategies have helped us to grow revenues and to outperform our peers. We also believe that the disposition of our less strategic businesses, our restructuring actions and our investment in businesses with strong growth potential have positioned us well for the future.

Commercial Lending and Leasing (CLL) (40% and 28% of total three-year revenues and segment profit, respectively) offers a broad range of financial services worldwide with particular mid-market expertise. Earnings declined by $1.7 billion in 2008, reflecting the continued weakening economic and credit environment, and increased by $0.2 billion in 2007. CLL continues to originate at higher margins and apply its disciplined risk management practices while integrating acquisitions to the portfolio and reducing costs through technology and productivity in order to grow in 2010 and beyond by reinvesting in higher returning core businesses. The most significant acquisitions affecting CLL results in 2008 were Merrill Lynch Capital; CitiCapital; Sanyo Electric Credit Co., Ltd.; and Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. The acquisitions collectively contributed $1.8 billion and $0.4 billion to 2008 revenues and net earnings, respectively.

GE Money (36% and 37% of total three-year revenues and total segment profit, respectively) earnings declined by $0.6 billion in 2008 as opposed to an increase of $1.0 billion in 2007, reflecting the current U.S. and global economic environments, rising delinquencies, tightening credit conditions and limited liquidity. In response, GE Money continued to reassess strategic alternatives, tighten underwriting and adjust reserve levels in response to when it is probable that losses have been incurred in the respective portfolios. During 2008, GE Money executed on its previously announced plan to sell GE Money Japan, which comprises Lake and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd., and sold its Germany business. In 2007, as a result of pressures in the U.S. subprime mortgage industry, GE Money sold its U.S. mortgage business (WMC).

Real Estate (10% and 17% of total three-year revenues and total segment profit, respectively) has over $84.9 billion in assets. Real Estate’s earnings declined by $1.1 billion in 2008 and grew by $0.4 billion in 2007.

Energy Financial Services (4% and 7% of total three-year revenues and total segment profit, respectively) has over $20 billion in energy and water investments, often financed for 20 to 30 year terms, with over 12% of the assets held outside of the U.S. In addition, in 2007, Energy Financial Services acquired a controlling interest in Regency Energy Partners LP, a midstream master limited partnership engaged in the gathering, processing, contract compression, marketing and transporting of natural gas and natural gas liquids.

GE Commercial Aviation Services (GECAS) (7% and 12% of total three-year revenues and total segment profit, respectively) is a leader in commercial aircraft leasing and finance. In a competitive and challenging environment, this business’ earnings remained flat since 2006. At December 31, 2008, we owned 1,494 commercial aircraft, of which all but one was on lease, and we held $17.2 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 53 aircraft ($4.6 billion list price) scheduled for delivery in 2009, all under agreement to commence operations with commercial airline customers.

Overall, acquisitions contributed $4.4 billion, $3.6 billion and $2.0 billion to total revenues in 2008, 2007 and 2006, respectively. Our earnings included approximately $0.5 billion, $0.2 billion and $0.3 billion in 2008, 2007 and 2006, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our ongoing results through higher revenues of $0.2 billion in 2008 and lower revenues of $2.8 billion and $0.5 billion in 2007 and 2006, respectively. This resulted in higher earnings of $0.2 billion in 2008 and lower earnings of $0.1 billion in both 2007 and 2006.

Significant matters relating to our Statement of Earnings are explained below.

Discontinued Operations

In September 2007, we committed to a plan to sell our Japanese personal loan business (Lake) upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. In December 2007, we completed the exit of WMC as a result of continued pressures in the U.S. subprime mortgage industry. Both of these businesses were previously reported in the GE Money segment.

(13)

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

We reported the businesses described above as discontinued operations for all periods presented. For further information about discontinued operations, see note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Interest on borrowings amounted to $24.9 billion, $22.3 billion and $17.5 billion in 2008, 2007 and 2006, respectively. Average borrowings increased over the three-year period. Interest rates increased from 2006 to 2007 attributable to rising credit spreads. Interest rates have decreased from 2007 to 2008 in line with general market conditions. Our average borrowings were $514.6 billion, $448.2 billion and $381.5 billion in 2008, 2007 and 2006, respectively. Our average composite effective interest rate was 4.8% in 2008, 5.0% in 2007 and 4.6% in 2006. In 2008, our average assets of $648.9 billion were 12% higher than in 2007, which in turn were 19% higher than in 2006. We anticipate that our composite rates will continue to decline through 2009 as a result of decreased benchmark rates globally. However, these decreases in benchmark rates will be partially offset by higher credit spreads and fees associated with government guarantees and higher cash balances resulting from pre-funding of debt maturities and the need to maintain greater liquidity in the current environment. See the Liquidity and Borrowings section for a discussion of liquidity, borrowings and interest rate risk management.

Income taxes. Income tax was a significant benefit in 2008 and a significant cost in prior years. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the United States, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

Our effective tax rate was negative 39.4% in 2008, compared with 5.8% in 2007 and 10.3% in 2006. GE and GECC file a consolidated U.S. federal income tax return that enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions. GE makes cash payments to GECC for these tax reductions at the time GE’s tax payments are due.

Our rate decreased from 2007 to 2008 primarily because of a reduction during 2008 of income in higher-taxed jurisdictions. This increased the relative effect of tax benefits from lower-taxed global operations on the tax rate, reducing the rate 27.5 percentage points. In addition, earnings from lower-taxed global operations increased from 2007 to 2008, causing an additional 19.5 percentage point rate reduction. The increase in the benefit from lower-taxed global operations includes 6.1 percentage points from the 2008 decision to indefinitely reinvest, outside the U.S., prior-year earnings because the use of foreign tax credits no longer required the repatriation of those prior-year earnings.

Our income tax rate decreased from 2006 to 2007 as the tax benefit on the disposition of our investment in SES and growth in lower-taxed global earnings, which decreased our effective tax rate 4.3 and 2.2 percentage points, respectively, were partially offset by the absence of the 2006 benefit of the reorganization, discussed below, of our aircraft leasing business, which increased the rate 1.2 percentage points.

As a result of the repeal of the extraterritorial income (ETI) taxing regime as part of the American Jobs Creation Act of 2004 (the Act), our aircraft leasing business no longer qualifies for a reduced U.S. tax rate. However, the Act also extended to aircraft leasing the U.S. tax deferral benefits that were already available to other GE non-U.S. active operations. These legislative changes, coupled with a reorganization of our aircraft leasing business and a favorable Irish ruling, decreased our effective tax rate 1.2 percentage points in 2006.

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

(14)

The GE Board of Directors maintains overall responsibility for risk oversight, with a focus on the most significant risks facing GE. The Board's Audit Committee oversees GE’s risk policies and processes relating to the financial statements and financial reporting process. The Board's Public Responsibilities Committee oversees risks involved in GE’s public policy initiatives, the environment and similar matters. The Board’s Management Development and Compensation Committee oversees risk related to compensation.

The GE Board’s oversight process builds upon our management’s risk management and assessment processes, which include long-term strategic planning, executive development and evaluation, regulatory and litigation compliance reviews, environmental compliance reviews, GECS Corporate Risk Function and the Corporate Risk Committee. Each year, management and the GE Board jointly develop a list of major risks that GE plans to address. Throughout the year, either the GE Board or one of its committees dedicates a portion of their meetings to review and discuss these risk topics in greater detail. Strategic and operational risks are covered in the GE CEO’s report on operations to the GE Board at regularly scheduled Board meetings. At least twice a year, the GE Audit Committee receives a risk update from the GECS risk officer, which focuses on GECS risk strategy and its financial services portfolio, including its processes for managing credit and market risk within its portfolio. In addition, each year, and in some years more frequently, the GE Audit Committee receives a comprehensive report from GE’s Treasurer on GECS capital markets exposure and its liquidity and funding risks and a comprehensive report from GE’s General Counsel covering compliance issues. Each year, the Committee also reviews and discusses topics related to the financial reporting process, including an update on information technology, controllership, insurance, tax strategies and policies, accounting and numerous reports on regulation, compliance, litigation and investigations affecting GE businesses.

The GECS Board of Directors oversees the risk management process, and approves all significant acquisitions and dispositions as well as significant borrowings and investments. All participants in the risk management process must comply with approval limits established by the GECS Board.

The GECS Chief Risk Officer is responsible, with the Corporate Risk Function, for establishing standards for the measurement, reporting and limiting of risk; for managing and evaluating risk managers; for approving risk management policies; and for reviewing major risk exposures and concentrations across the organization. Our Corporate Risk Function analyzes certain business risks and assesses them in relation to aggregate risk appetite and approval limits set by the GECS Board of Directors.

Threshold responsibility for identifying, quantifying and mitigating risks is assigned to our individual businesses. We employ proprietary analytic models to allocate capital to our financing activities, to identify the primary sources of risk and to measure the amount of risk we will take for each product line. This approach allows us to develop early signals that monitor changes in risk affecting portfolio performance and actively manage the portfolio. Other corporate functions such as Controllership, Financial Planning and Analysis, Treasury, Legal and our Corporate Audit Staff support business-level risk management. Businesses that, for example, hedge financial risk with derivative financial instruments must do so using our centrally managed Treasury function, providing assurance that the business strategy complies with our corporate policies and achieves economies of scale. We review risks periodically with business-level risk managers, senior management and our Board of Directors.

Dedicated risk professionals across the businesses include underwriters, portfolio managers, collectors, environmental and engineering specialists, and specialized asset managers who evaluate leased asset residuals and remarket off-lease equipment. The senior risk officers have, on average, over 25 years of experience.

We manage a variety of risks including liquidity, credit, market and government and regulatory risks.

•
Liquidity risk is the risk of being unable to accommodate liability maturities, fund asset growth and meet contractual obligations through access to funding at reasonable market rates. Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section of this Item and in notes 12 and 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our investing, lending and leasing activities and derivative financial instruments activities (see the Financial Resources and Liquidity and Critical Accounting Estimates sections of this Item and notes 1, 5, 6, 7, 20 and 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report).

(15)

•
Market risk is the potential loss in value of investment and other asset and liability portfolios, including financial instruments and residual values of leased assets. This risk is caused by changes in market variables, such as interest and currency exchange rates and equity and commodity prices. We are exposed to market risk in the normal course of our business operations as a result of our ongoing investing and funding activities. Additional information can be found in the Financial Resources and Liquidity section of this Item and in notes 5, 6, 8, 19 and 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Government and regulatory risk is the risk that the government or regulatory authorities will implement new laws or rules, amend existing laws or rules, or interpret or enforce them in ways that would cause us to have to change our business models or practices. We manage these risks through the GECS Board, our Policy Compliance Review Board and our Corporate Risk Committee.

Other risks include natural disasters, availability of necessary materials, guarantees of product performance and business interruption. These types of risks are often insurable, and success in managing these risks is ultimately determined by the balance between the level of risk retained or assumed and the cost of transferring risk to others.

Our risk management approach has the following major tenets: a broad spread of risk based on managed exposure limits; senior, secured commercial financings, and a hold to maturity model with transactions underwritten to our “on-book” standards.

Our financing portfolios comprise approximately 70% commercial and 30% consumer risk activities, with 53% of the portfolio outside the U.S. Exposure to developing markets is 11% of the portfolio and is primarily through our Eastern European banking operations and Mexican commercial financing activities - where we have operated for over 10 years - and various minority owned joint ventures.

The commercial portfolio has a maximum single industry concentration of 6%, excluding the commercial aircraft financing and the commercial real estate businesses, which are diversified separately within their respective portfolios. 67% of all commercial exposures are less than $100 million to any one customer, while 55% are less than $50 million. Our commercial aircraft financing business owns 1,494 aircraft – 56% are narrow body planes and predominantly newer, high-demand models, while only 15% are smaller regional jets and older Boeing 737 classic aircraft. The average age of the fleet is 7 years and our customers include over 230 airlines located in 70 countries. Leased collateral represents asset types we have over 20 years experience managing.

The commercial real estate business consists of a real estate investment portfolio, a real estate lending portfolio, and a single tenant financing portfolio. The real estate investment and lending portfolios are global and consist of approximately 8,000 individual properties in 2,600 cities in 31 countries with an average property investment of under $10 million.

•
Our real estate investment portfolio includes approximately 3,200 properties located in 900 cities and 22 countries, with 71% of this portfolio outside the U.S., primarily located in Europe, the U.K., Asia, Canada and Mexico, across a wide variety of property types including office, industrial/warehouse, and multifamily.

•
Our real estate lending portfolio is secured by approximately 4,800 properties in 1,900 cities and 25 countries, with 44% of the assets securing this portfolio located outside the U.S., across a wide variety of property types including office, multifamily and hotel.

•	The single tenant financing portfolio has approximately 4,200 properties and 1,360 cities in the U.S. and Canada, and an average loan size under $3 million.

The U.S consumer portfolio includes private-label credit card and sales financing for over 56 million accounts. The portfolio includes customers across the U.S. and no metropolitan statistical area accounts for more than 4% of the portfolio. The average credit line for the private label portfolio is $600. The non-U.S. portfolio accounts for 80% of all consumer risk activities and includes consumer mortgages, auto loans, personal loans and credit card financing in 43 countries. Western Europe, the U.K., Eastern Europe and Australia/New Zealand are the primary non-U.S. markets. Mortgages represent 43% of the total consumer portfolio. The average loan-to-value (LTV) at origination of the total global mortgage portfolio is approximately 74%. Western Europe, Australia and New Zealand, Ireland and the U.K. account for approximately 80% of the mortgage book. GE employees underwrite all mortgages and originate to hold all mortgages on book. We exited the U.S. mortgage business in 2007.

(16)

The U.K. mortgage business tightened underwriting criteria throughout 2008 and reduced volume by 54% in response to the weakening home price environment in the U.K. Since mid-2006, first mortgage loans originated in the U.K. that were greater than 80% LTV are covered by private mortgage insurance for the mortgage balance in excess of 80%. Insured mortgages account for approximately 73% of the portfolio above 80% LTV at origination.

The Australia/New Zealand mortgages are generally prime credit, and 94% of the portfolio is covered by private mortgage insurance for the full amount of the mortgage, which is customary in this market.

The French mortgage portfolio is generally prime credit, and 29% is insured for mortgage loans greater than 80% LTV (for the mortgage balance in excess of 80%).

Segment Operations

Operating segments comprise our five businesses focused on the broad markets they serve: CLL, GE Money, Real Estate, Energy Financial Services and GECAS. The Chairman allocates resources to, and assesses the performance of, these five businesses. We also provide a one-line reconciliation to GECC-only results, the most significant component of these reconciliations is the exclusion of the results of businesses which are not subsidiaries of GECC but instead are direct subsidiaries of GECS. In addition to providing information on GECS segments in their entirety, we have also provided supplemental information for the Capital Solutions business within the CLL segment for greater clarity. Our Chairman does not separately assess the performance of, or allocate resources to, this business.

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

We have reclassified certain prior-period amounts to conform to the current period’s presentation. For additional information about our segments, see Item 1. “Business” and note 18 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(17)

Summary of Operating Segments

(In millions)	2008	2007	2006

Revenues
CLL	$26,742	$27,267	$25,833
GE Money	25,012	24,769	19,508
Real Estate	6,646	7,021	5,020
Energy Financial Services	3,707	2,405	1,664
GECAS	4,901	4,839	4,353
Total segment revenues	67,008	66,301	56,378
GECC corporate items and eliminations	1,361	1,661	1,929
Less portion of revenues not included in GECC	(375)	(963)	(825)
Total revenues in GECC	$67,994	$66,999	$57,482

Segment profit
CLL	$1,805	$3,801	$3,503
GE Money	3,664	4,269	3,231
Real Estate	1,144	2,285	1,841
Energy Financial Services	825	677	648
GECAS	1,194	1,211	1,174
Total segment profit	8,632	12,243	10,397
GECC corporate items and eliminations(a)(b)	(510)	192	55
Less portion of segment profit not included in GECC	(108)	(489)	(357)
Earnings in GECC from continuing operations	8,014	11,946	10,095
Earnings (loss) in GECC from discontinued operations,
net of taxes	(704)	(2,131)	291
Total net earnings in GECC	$7,310	$9,815	$10,386

(a)
Included restructuring and other charges for 2008 and 2007 of $0.5 billion and $0.4 billion, respectively; related to CLL ($0.3 billion and $0.2 billion), primarily business exits and GE Money ($0.2 billion and $0.1 billion), primarily planned business and portfolio exits.

(b)	Included $0.5 billion and $0.2 billion during 2008 and 2007, respectively, of net earnings related to our treasury operations.

See accompanying notes to consolidated financial statements.

(18)

CLL

(In millions)	2008	2007	2006

Revenues	$26,742	$27,267	$25,833
Less portion of CLL not included in GECC	(376)	(883)	(758)
Total revenues in GECC	$26,366	$26,384	$25,075

Segment profit	$1,805	$3,801	$3,503
Less portion of CLL not included in GECC	(120)	(400)	(270)
Total segment profit in GECC	$1,685	$3,401	$3,233

December 31 (In millions)	2008	2007

Total assets	$232,486	$229,608
Less portion of CLL not included in GECC	(2,015)	(3,174)
Total assets in GECC	$230,471	$226,434

(In millions)	2008	2007	2006

Revenues
Capital Solutions	$14,626	$14,354	$14,169

Segment profit
Capital Solutions	$1,312	$1,889	$1,789

December 31 (In millions)	2008	2007

Total assets
Capital Solutions	$119,051	$122,527

CLL 2008 revenues decreased 2% and net earnings decreased 53% compared with 2007. Revenues in 2008 and 2007 included $1.8 billion and $0.2 billion, respectively, from acquisitions, and in 2008 were reduced by $0.3 billion as a result of dispositions. Revenues in 2008 decreased $1.9 billion compared with 2007 as a result of organic revenue declines ($2.3 billion), partially offset by the weaker U.S. dollar ($0.5 billion). Net earnings decreased by $2.0 billion in 2008, resulting from core declines ($2.2 billion), including an increase of $0.5 billion in the provision for losses on financing receivables and lower investment income ($0.3 billion), partially offset by acquisitions ($0.4 billion) and the effect of the weaker U.S. dollar ($0.1 billion). Net earnings included mark-to-market losses and impairments ($0.8 billion), the absence of the effects of the 2007 tax benefit on the disposition of our investment in SES ($0.5 billion) and SES gains ($0.1 billion), partially offset by Genpact mark-to-market gains ($0.2 billion).

CLL 2007 revenues and net earnings increased 6% and 9%, respectively, compared with 2006. Revenues in 2007 and 2006 included $2.1 billion and $0.1 billion, respectively, from acquisitions, and in 2007 were reduced by $2.7 billion as a result of dispositions. Revenues in 2007 also increased $1.9 billion as a result of organic revenue growth ($1.2 billion) and the weaker U.S. dollar ($0.7 billion). The increase in net earnings resulted from acquisitions ($0.2 billion), core growth ($0.1 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by dispositions ($0.1 billion). Core growth included $0.5 billion representing the total year’s tax benefit on the disposition of our investment in SES, partially offset by $0.2 billion of higher credit losses and $0.1 billion in charges related to mark-to-market adjustments to loans held-for-sale. Investment income included higher SES gains ($0.1 billion), offset by impairments of securitization retained interests ($0.1 billion).

(19)

GE Money

(In millions)	2008	2007	2006

Revenues	$25,012	$24,769	$19,508
Less portion of GE Money not included in GECC	−	–	–
Total revenues in GECC	$25,012	$24,769	$19,508

Segment profit	$3,664	$4,269	$3,231
Less portion of GE Money not included in GECC	(2)	(47)	(54)
Total segment profit in GECC	$3,662	$4,222	$3,177

December 31 (In millions)	2008	2007

Total assets	$183,617	$209,178
Less portion of GE Money not included in GECC	(167)	100
Total assets in GECC	$183,450	$209,278

GE Money 2008 revenues increased 1% and net earnings decreased 14% compared with 2007. Revenues for 2008 included $0.7 billion from acquisitions and $0.4 billion from the gain on sale of our Corporate Payment Services (CPS) business and were reduced by $0.2 billion from dispositions. Revenues in 2008 also decreased $0.6 billion compared with 2007 as a result of organic revenue declines ($1.2 billion), partially offset by the weaker U.S. dollar ($0.6 billion). The decrease in net earnings resulted primarily from core declines ($0.5 billion) and lower securitization income ($0.5 billion). The decreases were partially offset by the gain on the sale of our CPS business ($0.2 billion), the weaker U.S. dollar ($0.1 billion) and acquisitions ($0.1 billion). Core declines primarily resulted from lower results in the U.S., reflecting the effects of higher delinquencies ($1.2 billion), partially offset by growth in lower-taxed earnings from global operations ($1.0 billion), including the decision to indefinitely reinvest, outside the U.S., prior-year earnings.

GE Money 2007 revenues and net earnings increased 27% and 32%, respectively, compared with 2006. Revenues in 2007 included $0.4 billion from acquisitions. Revenues in 2007 also increased $4.8 billion as a result of organic revenue growth ($3.5 billion) and the weaker U.S. dollar ($1.4 billion). The increase in net earnings resulted primarily from core growth ($0.3 billion), higher securitization income ($0.4 billion), the sale of part of our Garanti investment ($0.2 billion) and the weaker U.S. dollar ($0.2 billion). Core growth included growth in lower-taxed earnings from global operations ($0.3 billion), partially offset by lower results in the U.S., reflecting the effects of higher delinquencies ($0.4 billion).

(20)

Real Estate

(In millions)	2008	2007	2006

Revenues	$6,646	$7,021	$5,020
Less portion of Real Estate not included in GECC	14	(71)	(52)
Total revenues in GECC	$6,660	$6,950	$4,968

Segment profit	$1,144	$2,285	$1,841
Less portion of Real Estate not included in GECC	23	(36)	(23)
Total segment profit in GECC	$1,167	$2,249	$1,818

December 31 (In millions)	2008	2007

Total assets	$85,266	$79,285
Less portion of Real Estate not included in GECC	(357)	(279)
Total assets in GECC	$84,909	$79,006

Real Estate 2008 revenues decreased 5% and net earnings decreased 50% compared with 2007. Revenues for 2008 included $0.3 billion from acquisitions. Revenues in 2008 also decreased $0.7 billion compared with 2007 as a result of organic revenue declines ($0.8 billion), partially offset by the weaker U.S. dollar ($0.2 billion). Real Estate net earnings decreased $1.1 billion compared with 2007, primarily from a decline in net earnings from real estate equity investments ($1.2 billion), partially offset by an increase in net earnings from real estate lending. Net earnings from the sale of real estate equity investments in 2008 were lower as a result of increasingly difficult market conditions. In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as a result of deterioration in current and expected real estate market liquidity and macroeconomic trends, it is difficult to predict with certainty the level of future sales or sales prices.

Real Estate assets at December 31, 2008, increased $6.0 billion, or 8%, from December 31, 2007, including $12.1 billion, or 34%, attributable to an increase in real estate lending, partially offset by a $6.4 billion, or 16%, decline in real estate equity investments. During 2008, we sold real estate equity investment assets with a book value totaling $5.8 billion, which resulted in net earnings of $1.3 billion that were partially offset by losses, impairments and depreciation.

Real Estate 2007 revenues and net earnings increased 40% and 24%, respectively, compared with 2006. Revenues in 2007 included $0.3 billion from acquisitions. Revenues in 2007 also increased $1.8 billion as a result of organic revenue growth ($1.5 billion) and the weaker U.S. dollar ($0.2 billion). Real Estate net earnings increased 24% compared with 2006, primarily as a result of a $0.5 billion increase in net earnings from sales of real estate investments.

Real Estate assets at December 31, 2007, increased $25.5 billion, or 47%, from December 31, 2006, of which $12.6 billion was real estate investments, also up 47%. During 2007, we sold real estate assets with a book value totaling $7.0 billion, which resulted in net earnings of $2.1 billion.

(21)

Energy Financial Services

(In millions)	2008	2007	2006

Revenues	$3,707	$2,405	$1,664
Less portion of Energy Financial Services not included in GECC	(11)	(5)	(10)
Total revenues in GECC	$3,696	$2,400	$1,654

Segment profit	$825	$677	$648
Less portion of Energy Financial Services not included in GECC	(6)	(2)	(6)
Total segment profit in GECC	$819	$675	$642

December 31 (In millions)	2008	2007

Total assets	$22,079	$18,705
Less portion of Energy Financial Services not included in GECC	(54)	(52)
Total assets in GECC	$22,025	$18,653

Energy Financial Services 2008 revenues and net earnings increased 54% and 22%, respectively, compared with 2007. Revenues in 2008 and 2007 included $1.6 billion and $0.3 billion, respectively, from acquisitions. The increase in net earnings resulted primarily from core growth ($0.2 billion), partially offset by lower investment income ($0.1 billion).

Energy Financial Services 2007 revenues and net earnings increased 45% and 4%, respectively, compared with 2006. The increase in revenues resulted primarily from acquisitions ($0.6 billion) and organic revenue growth ($0.1 billion). The increase in net earnings resulted primarily from core growth.

GECAS

(In millions)	2008	2007	2006

Revenues	$4,901	$4,839	$4,353
Less portion of GECAS not included in GECC	(2)	(4)	(5)
Total revenues in GECC	$4,899	$4,835	$4,348

Segment profit	$1,194	$1,211	$1,174
Less portion of GECAS not included in GECC	(3)	(4)	(4)
Total segment profit in GECC	$1,191	$1,207	$1,170

December 31 (In millions)	2008	2007

Total assets	$49,455	$47,189
Less portion of GECAS not included in GECC	(198)	(219)
Total assets in GECC	$49,257	$46,970

GECAS 2008 revenues increased 1% and net earnings decreased 1% compared with 2007. The increase in revenues is primarily a result of organic revenue growth ($0.1 billion), partially offset by lower investment income. The decrease in net earnings resulted primarily from lower investment income, partially offset by core growth.

GECAS 2007 revenues and net earnings increased 11% and 3%, respectively, compared with 2006. The increase in revenues resulted primarily from organic revenue growth ($0.4 billion) and acquisitions ($0.1 billion). The increase in net earnings resulted primarily from core growth.

(22)

Discontinued Operations

(In millions)	2008	2007	2006

Earnings (loss) in GECC from discontinued operations,
net of taxes	$(704)	$(2,131)	$291

Discontinued operations comprised GE Money Japan; WMC; GE Life, our U.K.-based life insurance operation; and Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

During the third quarter of 2007, we committed to a plan to sell our Lake business and recorded an after-tax loss of $0.9 billion, which represents the difference between the net book value of our Lake business and the projected sale price. During 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our minority ownership interest in GE Nissen Credit Co., Ltd. In connection with this sale, and primarily related to our Japanese mortgage and card businesses, we recorded an incremental $0.4 billion loss in 2008.

In December 2007, we completed the sale of our WMC business for $0.1 billion in cash, recognizing an after-tax loss of $0.1 billion. In connection with the transaction, certain contractual obligations and potential liabilities related to previously sold loans were retained.

Loss from discontinued operations, net of taxes, in 2008 was $0.7 billion, primarily reflecting a loss from operations ($0.3 billion), and the estimated incremental loss on disposal ($0.4 billion) at GE Money Japan.

Loss from discontinued operations, net of taxes, in 2007 was $2.1 billion, reflecting a loss from operations at WMC ($0.9 billion), an estimated after-tax loss on the planned sale of Lake ($0.9 billion), a loss from operations at GE Money Japan ($0.3 billion), and an after-tax loss on the sale of our WMC business ($0.1 billion), partially offset by a tax adjustment related to the 2004 initial public offering of Genworth ($0.1 billion).

Earnings from discontinued operations, net of taxes, in 2006 were $0.3 billion, reflecting earnings at GE Money Japan and WMC ($0.3 billion) and Genworth ($0.2 billion), partially offset by a loss at GE Life ($0.2 billion).

For additional information related to discontinued operations, see note 2 to consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

(23)

Geographic Revenues

(In billions)	2008	2007	2006

U.S.	$30.7	$30.8	$29.6
Europe	21.0	19.9	15.5
Pacific Basin	9.8	10.1	7.4
Americas	4.9	4.7	3.9
Middle East and Africa	0.4	0.3	0.2
Other Global	1.2	1.2	0.9
Total	$68.0	$67.0	$57.5

Global revenues rose 3% to $37.3 billion in 2008, compared with $36.2 billion and $27.9 billion in 2007 and 2006, respectively. Global revenues as a percentage of total revenues were 55% in 2008, compared with 54% and 49% in 2007 and 2006, respectively.

Revenues in the Middle East and Africa grew 21% in 2008, primarily as a result of organic revenue growth at GECAS. Revenues grew 6% in the Americas and 6% in Europe in 2008, primarily as a result of organic revenue growth, acquisitions and the effects of the weaker U.S. dollar, primarily at GE Money and CLL. Revenues in the Pacific Basin remained flat in 2008 from 2007.

Our global assets on a continuing basis of $328.5 billion at the end of 2008 were 10% lower than at the end of 2007, reflecting core declines and the effects of the stronger U.S. dollar in Europe, the Pacific Basin and the Americas, partially offset by acquisitions, primarily at GE Money and CLL.

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

Overview of Financial Position

Major changes to our shareowner’s equity are discussed in the Statement of Changes in Shareowner’s Equity section. In addition, other significant changes to balances in our Statement of Financial Position follow.

Fair Value Measurements

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Adoption of SFAS 157 did not have a material effect on our financial position or results of operations. During the fourth quarter, our methodology remained consistent with prior quarters for measuring fair value of financial instruments trading in volatile markets. Additional information about our application of SFAS 157 is provided in note 19 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Statement of Financial Position

Investment securities comprise mainly investment-grade debt securities supporting obligations to holders of guaranteed investment contracts (GICs). Investment securities amounted to $19.3 billion at December 31, 2008, compared with $20.6 billion at December 31, 2007. Of the amount at December 31, 2008, we held debt securities with an estimated fair value of $12.6 billion, which included residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $3.3 billion and $1.2 billion, respectively. Unrealized losses on debt securities were $2.9 billion and $0.4 billion at December 31, 2008, and December 31, 2007, respectively. This amount included unrealized losses on RMBS and CMBS of $1.0 billion and $0.5 billion at the end of 2008, as compared with $0.2 billion and an insignificant amount, respectively, at the end of 2007. Unrealized losses increased as a result of continuing market deterioration, and we believe primarily represent adjustments for liquidity on investment-grade securities.

(24)

Of the $3.3 billion of RMBS, our exposure to subprime credit was approximately $1.3 billion, and those securities are primarily held to support obligations to holders of GICs. A majority of these securities have received investment-grade credit ratings from the major rating agencies. We purchased no such securities in 2008 and an insignificant amount of such securities in 2007. These investment securities are collateralized primarily by pools of individual direct-mortgage loans, and do not include structured products such as collateralized debt obligations. Additionally, a majority of our exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005.

We regularly review investment securities for impairment using both quantitative and qualitative criteria. Quantitative criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position and, for securities with fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery. In addition, our evaluation at December 31, 2008, considered the continuing market deterioration that resulted in the lack of liquidity and the historic levels of price volatility and credit spreads.  With respect to corporate bonds, we placed greater emphasis on the credit quality of the issuers. With respect to RMBS and CMBS, we placed greater emphasis on our expectations with respect to cash flows from the underlying collateral and, with respect to RMBS, we considered the availability of credit enhancements, principally monoline insurance. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers.

When an other-than-temporary impairment is recognized for a debt security, the charge has two components: (1) the loss of contractual cash flows due to the inability of the issuer (or the insurer, if applicable) to pay all amounts due; and (2) the effects of current market conditions, exclusive of credit losses, on the fair value of the security (principally liquidity discounts and interest rate effects). If the expected loss due to credit remains unchanged for the remaining term of the debt instrument, the latter portion of the impairment charge is subsequently accreted to earnings as interest income over the remaining term of the instrument. When a security is insured, a credit loss event is deemed to have occurred if the insurer is expected to be unable to cover its obligations under the related insurance contract.

Other-than-temporary impairment losses totaled $0.7 billion in 2008 and an insignificant amount in 2007. In 2008, we recognized other-than-temporary impairments, primarily relating to RMBS and corporate debt securities of infrastructure, financial institutions and media companies. In 2007, we recognized other-than-temporary impairments, primarily for our retained interests in our securitization arrangements. Investments in retained interests in securitization arrangements also decreased by $0.1 billion during 2008, reflecting declines in fair value accounted for in accordance with a new accounting standard that became effective at the beginning of 2007.

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities. At December 31, 2008, our investment securities insured by Monolines totaled $2.5 billion, including $1.1 billion of our $1.3 billion investment in subprime RMBS. Although several of the Monolines have been downgraded by the rating agencies, a majority of the $2.5 billion is insured by investment-grade Monolines. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We regularly monitor changes to the expected cash flows of the securities we hold, and the ability of these insurers to pay claims on securities with expected losses. At December 31, 2008, if the Monolines were unable to pay our anticipated claims based on the expected future cash flows of the securities, we would have recorded an impairment charge of $0.3 billion, of which $0.1 billion would relate to expected credit losses and the remaining $0.2 billion would relate to other market factors.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of impairment, that is, with a possibility of other-than-temporary impairment recognition in the following 12 months. Of securities with unrealized losses at December 31, 2008, $0.6 billion of unrealized loss was at risk of being charged to earnings assuming no further changes in price, and that amount primarily related to investments in RMBS and CMBS securities, equity securities, securitization retained interests, and corporate debt securities of financial institutions and media companies. In addition, we had approximately $0.8 billion of exposure to commercial, regional and foreign banks, primarily relating to corporate debt securities, with associated unrealized losses of $0.1 billion. Continued uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At December 31, 2008, unrealized losses on investment securities totaled $3.2 billion, including $2.0 billion aged 12 months or longer, compared with unrealized losses of $0.6 billion, including $0.1 billion aged 12 months or longer at December 31, 2007. Of the amount aged 12 months or longer at December 31, 2008, more than 80% of our debt securities were considered to be investment-grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $1.6 billion and $0.3 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities

(25)

that are in an unrealized loss position at December 31, 2008, we intend to hold them at least until such time as their individual fair values exceed their amortized cost and we have the ability to hold all such debt securities until their maturities. The fair values used to determine these unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. For additional information, see note 5 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. Historically, we have had less consumer exposure, which over time has had higher loss rates than commercial exposure. Our consumer exposure is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 7% of our total portfolio. Of those, approximately 42% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in GECC revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 58% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

Our commercial portfolio primarily comprises senior, secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, including industrial-related facilities and equipment; commercial and residential real estate; vehicles, aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, telecommunications and healthcare industries. In addition, 2% of this portfolio is unsecured corporate debt.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

(26)

	Financing receivables		Nonearning receivables		Allowance for losses
December 31 (In millions)	2008	2007	2008	2007	2008	2007

CLL
Equipment and
leasing and other	$98,957	$94,970	$1,496	$914	$875	$641
Commercial and
industrial	63,401	55,219	1,128	757	415	274

GE Money
Non-U.S. residential
mortgages	59,595	73,042	3,317	2,465	382	246
Non-U.S. installment
and revolving credit	24,441	34,669	413	533	1,051	1,371
U.S. installment and
revolving credit	27,645	27,914	758	515	1,700	985
Non-U.S. auto	18,168	27,368	83	75	222	324
Other	9,244	10,198	152	91	214	162

Real Estate(a)	46,735	32,228	194	25	301	168

Energy Financial
Services	8,355	7,867	241	−	58	19

GECAS	15,326	14,097	146	−	60	8

Other	4,031	5,111	38	72	28	18
Total	$375,898	$382,683	$7,966	$5,447	$5,306	$4,216

(a)	Financing receivables included $731 million and $452 million of construction loans at December 31, 2008 and 2007, respectively.

(27)

	Nonearning receivables as a percent of financing receivables		Allowance for losses as a percent of nonearning receivables		Allowance for losses as a percent of total financing receivables
December 31	2008	2007	2008	2007	2008	2007

CLL
Equipment and
leasing and other	1.5%	1.0%	58.5%	70.1%	0.9%	0.7%
Commercial and
industrial	1.8	1.4	36.8	36.2	0.7	0.5

GE Money
Non-U.S. residential
mortgages	5.6	3.4	11.5	10.0	0.6	0.3
Non-U.S. installment
and revolving credit	1.7	1.5	254.5	257.2	4.3	4.0
U.S. installment and
revolving credit	2.7	1.8	224.3	191.3	6.1	3.5
Non-U.S. auto	0.5	0.3	267.5	432.0	1.2	1.2
Other	1.6	0.9	140.8	178.0	2.3	1.6

Real Estate	0.4	0.1	155.2	672.0	0.6	0.5

Energy Financial
Services	2.9	−	24.1	−	0.7	0.2

GECAS	1.0	−	41.1	−	0.4	0.1

Other	0.9	1.4	73.7	25.0	0.7	0.4

Total	2.1	1.4	66.6	77.4	1.4	1.1

The majority of the allowance for losses of $5.3 billion at December 31, 2008, and $4.2 billion at December 31, 2007, is determined based upon a formulaic approach. Further information on the determination of the allowance for losses on financing receivables is provided in the Critical Accounting Estimates section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and notes 1 and 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

A portion of the allowance for losses is related to specific reserves on loans that have been determined to be individually impaired under SFAS 114, Accounting by Creditors for Impairment of a Loan. Under SFAS 114, individually impaired loans are defined as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. These specific reserves amount to $0.6 billion and $0.4 billion at December 31, 2008 and December 31, 2007, respectively. Further information pertaining to specific reserves is included in the table below.

December 31 (In millions)	2008	2007

Loans requiring allowance for losses	$2,712	$986
Loans expected to be fully recoverable	871	391
Total impaired loans	$3,583	$1,377

Allowance for losses	$635	$360
Average investment during year	2,064	1,576
Interest income earned while impaired(a)	27	19

(a)	Recognized principally on cash basis.

(28)

The portfolio of financing receivables, before allowance for losses, was $375.9 billion at December 31, 2008, and $382.7 billion at December 31, 2007. Financing receivables, before allowance for losses, decreased $6.8 billion from December 31, 2007, primarily as a result of commercial and equipment securitization and sales ($36.6 billion), the stronger U.S. dollar ($29.4 billion) and dispositions ($6.6 billion), partially offset by core growth ($43.4 billion) and acquisitions ($31.8 billion).

Related nonearning receivables totaled $8.0 billion (2.1% of outstanding receivables) at December 31, 2008, compared with $5.4 billion (1.4% of outstanding receivables) at December 31, 2007. Related nonearning receivables increased from December 31, 2007, primarily because of rising unemployment, along with the increasingly challenging global economic environment.

The allowance for losses at December 31, 2008, totaled $5.3 billion compared with $4.2 billion at December 31, 2007, representing our best estimate of probable losses inherent in the portfolio and reflecting the then current credit and economic environment. Allowance for losses increased $1.1 billion from December 31, 2007, primarily because of increasing delinquencies and nonearning receivables reflecting the continued weakened economic and credit environment. Coincident with the changes in the environment, we saw a significant increase in delinquencies in the latter half of 2008, particularly in the fourth quarter. As the environment worsened in the latter half of the year, we recognized provisions accordingly.

CLL − Equipment and leasing and other. Nonearning receivables of $1.5 billion represented 18.8% of total nonearning receivables at December 31, 2008. The ratio of allowance for losses as a percent of nonearning receivables declined from 70.1% at December 31, 2007, to 58.5% at December 31, 2008, primarily from an increase in secured exposures which did not require specific reserves based upon the strength of the underlying collateral values.

CLL − Commercial and industrial. Nonearning receivables of $1.1 billion represented 14.2% of total nonearning receivables at December 31, 2008. The ratio of allowance for losses as a percent of nonearning receivables increased from 36.2% at December 31, 2007, to 36.8% at December 31, 2008. The ratio of nonearning receivables as a percentage of financing receivables increased from 1.4% at December 31, 2007, to 1.8% at December 31, 2008, primarily from an increase in nonearning receivables in secured lending in media and communications, auto and transportation, and consumer manufacturing companies.

GE Money − non-U.S. residential mortgages. Nonearning receivables of $3.3 billion represented 41.6% of total nonearning receivables at December 31, 2008. The ratio of allowance for losses as a percent of nonearning receivables increased from 10.0% at December 31, 2007, to 11.5% at December 31, 2008. Our non-U.S. mortgage portfolio has a loan-to-value of approximately 74% at origination and the vast majority are first lien positions. In addition, we carry mortgage insurance on most first mortgage loans originated at a loan-to-value above 80%. In 2008, our nonearning receivables increased primarily as a result of the declining U.K. housing market and our allowance increased accordingly. At December 31, 2008, we had foreclosed on fewer than 1,000 houses in the U.K.

GE Money − U.S. installment and revolving credit. Nonearning receivables of $0.8 billion represented 9.5% of total nonearning receivables at December 31, 2008. The ratio of allowance for losses as a percent of nonearning receivables increased from 191.3% at December 31, 2007, to 224.3% at December 31, 2008, reflecting the effects of the continued deterioration in our U.S. portfolio in connection with rising unemployment.

GE Money − non-U.S. auto. Nonearning receivables of $0.1 billion represented 1% of total nonearning receivables at December 31, 2008. The ratio of allowance for losses as a percent of nonearning receivables decreased from 432.0% at December 31, 2007, to 267.5% at December 31, 2008. This is primarily a result of the disposition of our Thailand auto business, the decision to dispose of our U.K. auto business, and the effects of recoveries.

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

December 31	2008	2007	2006

Equipment Financing	2.17%	1.21%	1.22%
Consumer	7.47	5.38	5.22
U.S.	7.14	5.52	4.93
Non-U.S.	7.64	5.32	5.34

(29)

Delinquency rates on equipment financing loans and leases increased from December 31, 2007, and December 31, 2006, to December 31, 2008, primarily as a result of the inclusion of the CitiCapital acquisition and Sanyo acquisition in Japan, which contributed an additional 12 and 9 basis points, respectively, at December 31, 2008, as well as deterioration in our U.S. commercial middle market and certain European portfolios. The current financial market turmoil and tight credit conditions may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on consumer financing receivables increased from December 31, 2007, and December 31, 2006, to December 31, 2008, primarily because of rising unemployment, an increasingly challenging economic environment and lower volume. This has resulted in continued deterioration in our U.S. and U.K. portfolios. In response, GE Money has continued to tighten underwriting standards globally, increased focus on collection effectiveness and will continue its process of regularly reviewing and adjusting reserve levels. We expect the global environment, along with U.S. unemployment levels, to continue to deteriorate in 2009, which may result in higher provisions for loan losses and could adversely affect results of operations at GE Money. At December 31, 2008, roughly 40% of our U.S.-managed portfolio, which consisted of credit cards, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at December 31, 2008. See notes 6 and 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other receivables totaled $22.2 billion at December 31, 2008, and $28.7 billion at December 31, 2007, and consisted primarily of amounts due from GE (generally related to certain material procurement programs of $3.0 billion at December 31, 2008 and $2.9 billion at December 31, 2007), amounts due from Qualified Special Purpose Entities (QSPEs), nonfinancing customer receivables, amounts due under operating leases, amounts accrued from investment income and various sundry items.

Property, plant and equipment totaled $64.0 billion at December 31, 2008, up $0.4 billion from 2007, primarily reflecting acquisitions and additions of commercial aircraft at the Aviation Financial Services business of GECAS. Property, plant and equipment consisted primarily of equipment provided to third parties on operating leases. Details by category of investment are presented in note 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Additions to property, plant and equipment were $13.2 billion and $15.0 billion during 2008 and 2007, respectively, primarily reflecting acquisitions and additions of commercial aircraft at GECAS.

Goodwill and other intangible assets totaled $25.2 billion and $3.2 billion, respectively, at December 31, 2008. Goodwill decreased by an insignificant amount and other intangible assets decreased $0.9 billion from 2007, primarily due to the effects of the stronger U.S. dollar, partially offset by acquisitions – including Merrill Lynch Capital at CLL, Energy Financial Services, Real Estate and GECAS, Bank BPH at GE Money, CDM Resource Management Ltd., at Energy Financial Services and CitiCapital at CLL. See note 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other assets totaled $84.2 billion at year-end 2008, an increase of $1.7 billion, reflecting increases in derivative instruments and associated companies, partially offset by decreases in assets held for sale and real estate. We recognized other-than-temporary impairments of cost and equity method investments of $0.4 billion and $0.1 billion in 2008 and 2007, respectively, including $0.2 billion relating to our cost method investment in FGIC Corporation during 2008. See note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

The global credit markets have recently experienced unprecedented volatility, which has affected both the availability and cost of our funding sources. In this current volatile credit environment, GE, our ultimate parent, has taken a number of initiatives to strengthen its liquidity, maintain its dividend, and maintain the highest credit ratings. Specifically, GE has:

(30)

•	Reduced the GECS dividend to GE from 40% to 10% of GECS earnings and suspended the GE stock repurchase program.

•
Raised $15 billion in cash through common and preferred stock offerings in October 2008 and contributed $5.5 billion to GE Capital. In February 2009, the GE Board authorized a capital contribution of up to $9.5 billion to GE Capital, which is expected to be made in the first quarter of 2009.

•	Reduced commercial paper borrowings at GECS to $72 billion at December 31, 2008.

•	Targeted to further reduce GECS commercial paper borrowings to $50 billion by the end of 2009 and to target committed credit lines equal to GECS commercial paper borrowings going forward.

•	Grown our alternative funding to $54 billion at December 31, 2008, including $36 billion of bank deposits.

•	Registered to use the Federal Reserve’s Commercial Paper Funding Facility (CPFF) for up to $98 billion, which is available through October 31, 2009.

•	Registered to use the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP) for approximately $126 billion.

•	We are managing collections versus originations to help support liquidity needs and are estimating $25 billion of excess collections in 2009.

Throughout this period of volatility, we have been able to continue to meet our funding needs at acceptable costs. We continue to access the commercial paper markets without interruption.

During 2008, GECS and its affiliates issued $84.3 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 17 other global markets. Maturities for these issuances ranged from one to 40 years.

During the fourth quarter of 2008, the FDIC adopted the TLGP to address disruptions in the credit market, particularly the interbank lending market, which reduced banks' liquidity and impaired their ability to lend. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP guarantees certain newly issued senior, unsecured debt of banks, thrifts, and certain holding companies. Under the FDIC’s Final Rule adopted on November 21, 2008, certain senior, unsecured debt issued before June 30, 2009, with a maturity of greater than 30 days that matures on or prior to June 30, 2012, is automatically included in the program. GECC has elected to participate in this program. The fees associated with this program range from 50 to 100 basis points on an annualized basis and vary according to the maturity of the debt issuance. GECC also pays an additional 10 basis points, as it is not an insured depository institution. On February 10, 2009, in a Joint Statement, the Secretary of the Treasury, the Chairman of the Board of Governors of the Federal Reserve, the Chairman of the FDIC, the Comptroller of the Currency and the Director of the Office of Thrift Supervision (OTS) announced that, for an additional premium, the FDIC will extend the Debt Guarantee Program of the TLGP through October 2009.

Included in GECS issuances above is $13.4 billion of senior, unsecured long-term debt issued by GECC in the fourth quarter of 2008 under the TLGP with varying maturities up to June 30, 2012. Additionally, GECC had commercial paper of $21.8 billion outstanding at December 31, 2008, which was issued under the TLGP (which is required for all commercial paper issuances with maturities greater than 30 days).

In the fourth quarter of 2008, GE Capital extended $21.8 billion of credit to U.S. customers, including 5 million new accounts, and $7.7 billion of credit (including unfunded commitments of $2.5 billion) to U.S. companies, with an average transaction size of $2.4 million.

During the fourth quarter of 2008, GECS issued commercial paper into the CPFF. The last tranche of this commercial paper matures in February 2009. Although we do not anticipate further utilization of the CPFF, it remains available until October 31, 2009. We incurred $0.6 billion of fees for our participation in the TLGP and CPFF programs through December 31, 2008.

Our 2009 funding plan anticipates approximately $45 billion of senior, unsecured long-term debt issuance. In January 2009, we completed issuances of $11.0 billion funding under the TLGP. We also issued $5.1 billion in non-guaranteed senior, unsecured debt with a maturity of 30 years under the non-guarantee option of the TLGP. These issuances, along with the $13.4 billion of pre-funding done in December 2008, bring our aggregate issuances to $29.5 billion or 66% of our anticipated 2009 funding plan. Additionally, we anticipate that we will be 90% complete with our 2009 funding plan by June 30, 2009.

(31)

We maintain securitization capability in most of the asset classes we have traditionally securitized. However, these capabilities have been, and continue to be, more limited than in 2007. We have continued to execute new securitizations utilizing bank commercial paper conduits. Securitization proceeds were $12.6 billion and $56.5 billion during the three months and the year ended December 31, 2008, respectively. Comparable amounts were $18.3 billion and $76.4 billion, for the three months and the year ended December 31, 2007, respectively.

We have successfully grown our alternative funding to $54 billion at December 31, 2008, including $36 billion of bank deposits. Deposits increased by $24.8 billion since January 1, 2008. We have deposit-taking capability at nine banks outside of the U.S. and two banks in the U.S. − GE Money Bank Inc., a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposits (CDs) distributed by brokers in maturity terms from three months to ten years. Total outstanding CDs at these two banks at December 31, 2008, were $24.5 billion. We expect deposits to continue to grow and constitute a greater percentage of our total funding in the future.

In the event we cannot sufficiently access our normal sources of funding, we have a number of alternative sources of liquidity available, including cash balances and collections, marketable securities and credit lines. In the event these sources are not sufficient to repay commercial paper and term debt as it becomes due or to meet our other liquidity needs, we can access the CPFF and the TLGP and/or seek other sources of funding.

Our cash and equivalents were $36.4 billion at December 31, 2008. We anticipate that we will continue to generate cash from operating activities in the future, which is available to help meet our liquidity needs. We also generate substantial cash from the principal collections of loans and rentals from leased assets, which historically has been invested in asset growth. We are managing collections versus originations to help support liquidity needs and are estimating $25 billion of excess collections in 2009.

Committed, unused credit lines totaling $60.0 billion had been extended to us by 65 financial institutions at December 31, 2008. These lines include $37.4 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $21.3 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

Exchange rate and interest rate risks are managed with a variety of techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are acquiring. We apply strict policies to manage each of these risks, including prohibitions on derivatives market-making or other speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called “shock” tests that model effects of shifts in rates. These are not forecasts.

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected yields on our assets. To test the effectiveness of our positions, we assumed that, on January 1, 2009, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2009. We estimated, based on the year-end 2008 portfolio and holding everything else constant, that our 2009 net earnings would decline by $0.1 billion.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2008 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. This analysis indicated that there would be an inconsequential effect on 2009 earnings of such a shift in exchange rates.

Statement of Changes in Shareowner’s Equity

Shareowner’s equity decreased by $3.0 billion in 2008, compared with increases of $4.6 billion and $6.4 billion in 2007 and 2006, respectively.

Over the three-year period, net earnings increased equity by $7.3 billion, $9.8 billion and $10.4 billion, partially offset by dividends declared of $2.4 billion, $6.9 billion and $8.3 billion in 2008, 2007 and 2006, respectively.

(32)

Elements of Other Comprehensive Income reduced shareowner’s equity by $13.5 billion in 2008, compared with increases of $1.7 billion and $2.2 billion in 2007 and 2006, respectively, inclusive of changes in accounting principles. The components of these changes are as follows:

•
Changes in benefit plans reduced shareowner’s equity by $0.3 billion in 2008, reflecting declines in the fair value of plan assets as a result of market conditions and adverse changes in the economic environment. This compared with increases of $0.2 billion and an insignificant amount in 2007 and 2006, respectively. In addition, adoption of SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, at December 31, 2006, reduced shareowner’s equity by $0.1 billion.

•
Currency translation adjustments decreased shareowner’s equity by $8.7 billion in 2008 and increased equity by $2.6 billion and $2.5 billion in 2007 and 2006, respectively. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. At the end of 2008, the U.S. dollar was stronger against most major currencies, including the pound sterling, the Australian dollar and the euro, compared with a weaker dollar against those currencies at the end of 2007 and 2006. The dollar was weaker against the Japanese yen in 2008 and 2007.

•
Net unrealized losses on investment securities reduced shareowner’s equity by $2.0 billion in 2008, reflecting adverse market conditions on the fair value of securities classified as available for sale, primarily corporate debt and mortgage-backed securities. The change in fair value of investment securities decreased shareowner’s equity by $0.5 billion and $0.3 billion in 2007 and 2006, respectively. Further information about investment securities is provided in note 5 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Changes in the fair value of derivatives designated as cash flow hedges decreased shareowner’s equity by $2.5 billion in 2008, primarily reflecting the effect of lower interest rates on interest rate and currency swaps. The change in the fair value of derivatives designated as cash flow hedges decreased equity by $0.6 billion in 2007 and increased equity by $0.2 billion in 2006. Further information about the fair value of derivatives is provided in note 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

As discussed in the previous Liquidity and Borrowings section, in the fourth quarter of 2008, GE raised $15 billion in cash through common and preferred stock offerings and contributed $5.5 billion to GECC through GECS. As a result of this action, additional paid-in capital increased by $5.5 billion in 2008, compared with $0.1 billion and $2.0 billion in 2007 and 2006, respectively.

Overview of Our Cash Flow from 2006 through 2008

Our cash and equivalents aggregated $36.4 billion at December 31, 2008, compared with $8.6 billion at December 31, 2007. GECC cash from operating activities (CFOA) totaled $30.5 billion in 2008, compared with $23.6 billion in 2007. The increase is primarily the result of increased collections of interest from loans and finance leases and rental income from operating leases, resulting primarily from core growth and currency exchange; and increases in cash collateral received from counterparties on derivative contracts. These increases were partially offset by increases in interest payments resulting from increased borrowings and taxes paid.

Our principal use of cash has been investing in assets to grow our businesses. Of the $29.3 billion that we invested during 2008, $19.9 billion was used for additions to financing receivables; $13.2 billion was used to invest in new equipment, principally for lease to others; and $25.0 billion was used for acquisitions of new businesses, the largest of which were Merrill Lynch Capital, CitiCapital and Bank BPH in 2008. This use of cash was partially offset by proceeds from dispositions of property, plant and equipment of $10.7 billion and proceeds from sales of discontinued operations and principal businesses of $9.9 billion.

We paid dividends to General Electric Capital Services, Inc. (GECS), our parent, through a distribution of our retained earnings, including special dividends from proceeds of certain business sales. Dividends paid to GECS totaled $2.4 billion in 2008, compared with $6.7 billion in 2007. There were no special dividends paid to GECS in 2008, compared with $1.8 billion in 2007. During 2008, our borrowings with maturities of 90 days or less decreased by $30.6 billion. New borrowings of $122.3 billion having maturities longer than 90 days were added during 2008, while $67.0 billion of such long-term borrowings were retired.

(33)

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2008, follow.

	Payments due by period
(In billions)	Total	2009	2010-2011	2012-2013	2014 and thereafter

Borrowings (note 12)	$510.4	$188.6	$115.7	$75.0	$131.1
Interest on borrowings	138.0	20.0	28.0	17.0	73.0
Operating lease obligations (note 4)	3.6	0.8	1.1	0.7	1.0
Purchase obligations(a)(b)	30.0	15.0	11.0	4.0	−
Insurance liabilities (note 13)(c)	10.0	1.0	3.0	1.0	5.0
Other liabilities(d)	33.0	27.0	3.0	−	3.0
Contractual obligations of
discontinued operations(e)	1.0	1.0	−	−	−

(a)
Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be leased to others, software acquisition/license commitments and any contractually required cash payments for acquisitions.

(b)
Excluded funding commitments entered into in the ordinary course of business. Further information on these commitments and other guarantees is provided in note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(c)	Included guaranteed investment contracts.
(d)
Included an estimate of future expected funding requirements related to our pension benefit plans. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. See notes 14 and 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for further information on certain of these items.

(e)	Included payments for other liabilities.

Variable Interest Entities and Off-Balance Sheet Arrangements

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business to improve shareowner returns and as an alternative source of funding. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions.

Our securitization activities are conducted using Variable Interest Entities (VIEs), principally QSPEs. Certain of our VIEs are consolidated because we are considered to be the primary beneficiary of the entity. Our interests in other VIEs, including QSPEs and VIEs for which we are not the primary beneficiary, are accounted for as investment securities, financing receivables or equity method investments depending on the nature of our involvement. At December 31, 2008, consolidated variable interest entity assets and liabilities were $25.1 billion and $20.2 billion, respectively, a decrease of $5.7 billion and $3.1 billion from 2007, respectively. At December 31, 2008, variable interests in unconsolidated VIEs other than QSPEs were $2.9 billion, an increase of $1.2 billion from 2007. Our maximum exposure to loss related to such entities at December 31, 2008, was $4.0 billion, up $1.5 billion from 2007, and includes our investment in the unconsolidated VIEs and our contractual obligations to fund new investments by these entities.

QSPEs that we use for securitization are funded with asset-backed commercial paper and term debt. The assets we securitize include: receivables secured by equipment, commercial real estate, credit card receivables, floorplan inventory receivables, GE trade receivables and other assets originated and underwritten by us in the ordinary course of business. At December 31, 2008, off-balance sheet securitization entities held $50.1 billion in transferred financial assets, down $2.8 billion from year-end 2007. Assets held by these entities are of equivalent credit quality to our on-book assets. We monitor the underlying credit quality in accordance with our role as servicer and apply rigorous controls to the execution of securitization transactions. With the exception of credit and liquidity support discussed below, investors in these entities have recourse only to the underlying assets.

(34)

At December 31, 2008, our Statement of Financial Position included $8.8 billion in retained interests related to the transferred financial assets discussed above. These retained interests are held by QSPEs and VIEs for which we are not the primary beneficiary and take two forms: (1) sellers’ interests, which are classified as financing receivables, and (2) subordinated interests, designed to provide credit enhancement to senior interests, which are classified as investment securities. The carrying value of our retained interests classified as financing receivables was $3.8 billion at December 31, 2008, up $0.3 billion from 2007. The carrying value of our retained interests classified as investment securities was $5.0 billion at December 31, 2008, up $0.9 billion from 2007. Certain of these retained interests are accounted for with changes in fair value recorded in earnings. During both 2008 and 2007, we recognized declines in fair value on those retained interests of $0.1 billion. For those retained interests classified as investment securities, we recognized an insignificant amount of other-than-temporary impairments in both 2008 and 2007. Our recourse liability in these arrangements was an inconsequential amount in both 2008 and 2007.

We did not provide support to consolidated VIEs, unconsolidated VIEs or QSPEs beyond what we are contractually obligated to provide in either 2008 or 2007. We do not have implicit support arrangements with any VIEs or QSPEs.

The FASB currently has a project on its agenda that reconsiders the accounting for VIEs and securitization. While final guidance has not yet been issued, it is likely that the Board will eliminate the scope exclusion in FASB Interpretation (FIN) 46(R) related to QSPEs, which would result in consolidation of a majority of the QSPEs we use for securitization. In addition, proposed changes in the criteria for derecognition of financial assets will significantly reduce the number of securitizations that qualify for off-balance sheet treatment and gain recognition. A revised standard is expected to be issued later in 2009 and could be effective for our 2010 financial statements. Further information about our securitization activity and our involvement with QSPEs is provided in note 21 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Debt Instruments, Guarantees and Covenants

The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. In December 2008, Standard & Poor’s Ratings Services affirmed GE and GE Capital’s “AAA” long-term and “A-1+” short-term corporate credit ratings but revised its ratings outlook from stable to negative based partly on the concerns regarding GE Capital’s future performance and funding in light of capital market turmoil. On January 24, 2009, Moody’s Investment Services placed the long-term ratings of GE and GE Capital on review for possible downgrade. The firm’s “Prime-1” short-term ratings were affirmed. Moody’s said the review for downgrade is based primarily upon heightened uncertainty regarding GE Capital’s asset quality and earnings performance in future periods. Various debt instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, but none are triggered if our ratings are reduced to AA-/Aa3 or A-1+/P-1 or higher. Our objective is to maintain our Triple-A rating, but we do not anticipate any major operational impacts should that change.

We have distinct business characteristics that the major debt rating agencies evaluate both quantitatively and qualitatively.

Quantitative measures include:

•	Earnings and profitability, revenue growth, the breadth and diversity of sources of income and return on assets

•	Asset quality, including delinquency and write-off ratios and reserve coverage

•
Funding and liquidity, including cash generated from operating activities, leverage ratios such as debt-to-capital, retained cash flow to debt, market access, back-up liquidity from banks and other sources, composition of total debt and interest coverage

•	Capital adequacy, including required capital and tangible leverage ratios

(35)

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

The following conditions relate to GECC:

•
Swap, forward and option contracts are required to be executed under standard master agreements containing mutual downgrade provisions that provide the ability of the counterparty to require assignment or termination if the long-term credit rating of the applicable GE entity were to fall below A-/A3. In certain of these master netting agreements, the counterparty also has the ability to require assignment or termination if the short-term rating of the applicable GE entity were to fall below A-1/P-1. The fair value of our exposure after consideration of netting arrangements and collateral under the agreements was estimated to be $2.9 billion at December 31, 2008.

•
If our ratio of earnings to fixed charges, which was 1.24:1 at the end of 2008, were to deteriorate to 1.10:1, GE has committed to contribute capital to us. GE also guaranteed certain issuances of our subordinated debt having a face amount of $0.5 billion at December 31, 2008 and 2007.

•
In connection with certain subordinated debentures for which GECC receives equity credit by rating agencies, GE has agreed to promptly return to GECC dividends, distributions or other payments it receives from GECC during events of default or interest deferral periods under such subordinated debentures. There were $7.3 billion of such debentures outstanding at December 31, 2008.

The following conditions relate to consolidated entities:

•
If our short-term credit rating or certain consolidated entities discussed further in note 21 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report were to be reduced below A-1/P-1, we would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we would be required to provide in the event of such a downgrade is determined by contract, and amounted to $3.8 billion at December 31, 2008.

•
One group of consolidated entities holds investment securities funded by the issuance of GICs. If the long-term credit rating were to fall below AA-/Aa3 or our short-term credit rating were to fall below A-1+/P-1, we would be required to provide approximately $3.5 billion of capital to such entities as of December 31, 2008, pursuant to letters of credit issued by GECC. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GE Capital could be required to provide such excess amount. As of December 31, 2008, the value of these entities’ liabilities was $10.7 billion and the fair value of their assets was $9.2 billion (which included unrealized losses on investment securities of $2.1 billion). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost and we have the ability to hold all such debt securities until maturity.

•
Another consolidated entity also issues GICs where proceeds are loaned to GE Capital. If the long-term credit rating of GE Capital were to fall below AA–/Aa3 or its short-term credit rating were to fall below A–1+/P–1, GE Capital could be required to provide up to approximately $4.7 billion as of December 31, 2008 to repay holders of GICs.

(36)

In our history, we have never violated any of the above conditions.

On November 12, 2008, the FDIC approved GE Capital’s application for designation as an eligible entity under the FDIC’s TLGP. Qualifying debt issued by GE Capital is guaranteed under the Debt Guarantee Program of the FDIC’s TLGP and is backed by the full faith and credit of the United States. The FDIC’s guarantee under the TLGP is effective until the earlier of the maturity of the debt or June 30, 2012. The maximum amount of debt that GE Capital is permitted to have issued and outstanding under the Debt Guarantee Program at any time is approximately $126 billion. At December 31, 2008, GE Capital had issued and outstanding, $35.2 billion of senior, unsecured debt that was guaranteed by the FDIC. GE Capital and GE entered into an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of debt that is guaranteed by the FDIC.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see note 1, Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

Further information is provided in the Global Risk Management section and Financial Resources and Liquidity – Financing Receivables section of this Item, the Asset impairment section that follows and in notes 1, 6 and 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Asset impairment assessment involves various estimates and assumptions as follows:

Investments. We regularly review investment securities for impairment using both quantitative and qualitative criteria. Quantitative criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position and, for securities with fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. See note 19 in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the determination of fair value of investment securities.

Further information about actual and potential impairment losses is provided in the Financial Resources and Liquidity – Investment Securities section of this Item and in notes 1, 5 and 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

(37)

Commercial aircraft are a significant concentration of assets in GECAS, and are particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee’s credit standing changes. We consider market conditions, such as global demand for commercial aircraft. Estimates of future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on current market values from independent appraisers.

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.1 billion in both 2008 and 2007. Provision for losses on financing receivables related to commercial aircraft were insignificant in 2008 and 2007.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations – Overview section of this Item and in notes 8 and 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Real Estate. We review our real estate investment portfolio for impairment routinely or when events or circumstances indicate that the related carrying amounts may not be recoverable. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. At December 31, 2008, the carrying value of our Real Estate investments exceeded the estimated value by about $4 billion. At December 31, 2007, the estimated value exceeded the carrying value by about $3 billion. This decline in the estimated value of the portfolio reflected sales of properties with a book value of $5.8 billion, resulting in pre-tax gains of $1.9 billion, and also reflected deterioration in current and expected real estate market liquidity and macroeconomic trends throughout the year, resulting in declining market occupancy rates and market rents as well as increases in our estimates of market capitalization rates based on historical data. Declines in estimated value of real estate below carrying value result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured based upon the fair value of the underlying asset which is based upon current market data, including current capitalization rates. During 2008, our Real Estate business recognized pre-tax impairments of $0.3 billion in its real estate held for investment, as compared to $0.2 billion in 2007. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, results in inherent imprecision in real estate value estimates. Further information is provided in the Global Risk Management section of this Item and in note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Goodwill and other identified intangible assets. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying amount, such as a significant adverse change in the business climate or a decision to sell or dispose all or a portion of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow method. For our reporting units, these cash flows are reduced for estimated interest costs. Also, when determining the amount of goodwill to be allocated to a business disposition, we reduce the cash proceeds we receive from the sale by the amount of debt which is allocated to the sold business in order to be consistent with the reporting unit valuation methodology. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case, we supplement the cash flow approach discussed above with independent appraisals, as appropriate.

Given the significant changes in the business climate for financial services and our stated strategy to reduce our ending net investment, we re-tested goodwill for impairment at the reporting units during the fourth quarter of 2008. In performing this analysis, we revised our estimated future cash flows and discount rates, as appropriate, to reflect current market conditions in the financial services industry. In each case, no impairment was indicated.

(38)

We review identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

Further information is provided in the Financial Resources and Liquidity – Goodwill and Other Intangible Assets section of this Item and in notes 1 and 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Income taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties under FIN 48, Accounting for Uncertainty in Income Taxes. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgement about and intentions concerning the future operations of the company. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $1.0 billion and $0.8 billion at December 31, 2008 and 2007, respectively. Such year-end 2008 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Further information on income taxes is provided in the Operations – Overview section of this Item and in note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

In evaluating whether a particular relationship qualifies for hedge accounting, we test effectiveness at inception and each reporting period thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation.

At December 31, 2008, derivative assets and liabilities were $11.2 billion and $3.8 billion, respectively. Further information about our use of derivatives is provided in notes 12, 16 and 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Investments measured at fair value in earnings include retained interests in securitizations accounted for under SFAS 155, Accounting for Certain Hybrid Financial Instruments, and equity investments of $2.6 billion at year-end 2008. The earnings effects of changes in fair value on these assets, favorable and unfavorable, will be reflected in the period in which those changes occur. As discussed in note 11 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, we have businesses that are held for sale valued at $2.7 billion at year-end 2008, which represents the estimated fair value less costs to sell. Those sales are expected to close in the first quarter of 2009. As discussed in note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, we also have assets that are classified as held for sale in the ordinary course of business, primarily credit card receivables, loans and real estate properties, carried at $5.0 billion at year-end 2008, which represents the lower of carrying amount or estimated fair

(39)

value less costs to sell. To the extent that the estimated fair value less costs to sell is lower than carrying value, any favorable or unfavorable changes in fair value will be reflected in earnings in the period in which such changes occur.

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

Further information is provided in note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other Information

New Accounting Standards

On September 15, 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. The standard applied prospectively to new fair value measurements performed after January 1, 2008, for measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard applies to all remaining fair value measurements, including non-recurring valuations of non-financial assets and liabilities such as those used in measuring impairments of goodwill, other intangible assets and other long-lived assets. It also applies to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations consummated after January 1, 2009.

On December 4, 2007, the FASB issued SFAS 141(R), Business Combinations, which is effective for us on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•
In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

•
Contingent consideration will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price.

•
Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

•	Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition.

Generally, the effects of SFAS 141(R) will depend on future acquisitions. In the fourth quarter of 2008, we expensed an insignificant amount of direct costs related to business combinations that were in process, but not completed by the effective date of SFAS 141(R). In December 2008, the FASB issued FASB Staff Position (FSP) FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, a proposed FSP which would amend the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The proposed FSP would require that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, the proposed FSP requires measurement based on the best estimate in accordance with SFAS 5, Accounting for Contingencies.

Also on December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which is effective for us on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in our consolidated financial statements. After adoption, noncontrolling interests ($2.4 billion and $1.6 billion at December 31, 2008 and 2007, respectively) will be classified as shareowner’s equity, a change from its current classification between liabilities and shareowner’s equity. Earnings attributable to minority interests ($0.2 billion in both 2008 and 2007, compared to $0.3 billion in 2006) will be included in net earnings. Purchases and sales of minority interests will be reported in equity similar to treasury stock transactions. Gains on sales of minority interests that would not have been reported in net earnings under SFAS 160 amounted to $0.1 billion in both 2008 and 2007.

On December 12, 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue 07-1, Accounting for Collaborative Arrangements. The consensus provides guidance on presentation of the financial results of a collaborative arrangement, including payments between the parties. The consensus requires us to present the results of the collaborative arrangement in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and, in the absence of applicable authoritative literature, to adopt an accounting policy for

(40)

payments between the participants that will be consistently applied. The consensus is applied retrospectively to all collaborative arrangements existing as of January 1, 2009, and covers arrangements in several of our businesses. Adoption of this standard will not affect our earnings, cash flows or financial position.

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, we have referred to:

•	Average total shareowner’s equity, excluding effects of discontinued operations

•	Ratio of debt to equity at GE Capital, net of cash and equivalents and with classification of hybrid debt as equity

•	Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables for 2008, 2007 and 2006

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

Average Total Shareowner’s Equity, Excluding Effects of Discontinued Operations(a)

December 31 (In millions)	2008	2007	2006	2005	2004

Average total shareowner’s equity(b)	$61,159	$58,560	$53,769	$53,460	$49,403
Less the effects of
Cumulative earnings from
discontinued operations	−	–	–	2,725	4,131
Average net investment in discontinued
operations	(115)	(158)	1,243	1,780	–
Average total shareowner’s equity, excluding
effects of discontinued operations(a)	$61,274	$58,718	$52,526	$48,955	$45,272

(a)	Used for computing return on average shareowner’s equity shown in the Selected Financial Data section in Part II, Item 6. “Selected Financial Data.”
(b)	On an annual basis, calculated using a five-point average.

Our ROTC calculation excludes earnings (losses) of discontinued operations from the numerator because U.S. GAAP requires us to display those earnings (losses) in the Statement of Earnings. We exclude the cumulative effect of earnings (losses) of discontinued operations from the denominator in our ROTC calculation (1) for each of the periods for which related discontinued operations were presented, and (2) for our average net investment in discontinued operations since July 1, 2005. Had we disposed of these operations before July 1, 2005, we would have applied the proceeds to reduce parent-supported debt at GE Capital. However, since parent-supported debt at GE Capital was retired by June 30, 2005, we have assumed that we would have distributed the proceeds after that time to our shareowner through dividends, thus reducing average total shareowner’s equity. Our calculation of average total shareowner's equity may not be directly comparable to similarly titled measures reported by other companies. We believe that it is a clearer way to measure the ongoing trend in return on total capital for the continuing operations of our businesses given the extent that discontinued operations have affected our reported results. We believe that this results in a more relevant measure for management and investors to evaluate performance of our continuing operations, on a consistent basis, and to evaluate and compare the performance of our continuing operations with the ongoing operations of other businesses and companies.

(41)

Ratio of Debt to Equity at GE Capital, Net of Cash and Equivalents and with
Classification of Hybrid Debt as Equity

December 31 (Dollars in millions)	2008

GE Capital debt	$510,356
Less cash and equivalents	(36,430)
Less hybrid debt	(7,725)
$466,201

GE Capital equity	$58,229
Plus hybrid debt	7,725
$65,954

Ratio	7.07:1

We have provided the GE Capital ratio of debt to equity on a basis that reflects the use of cash and equivalents to reduce debt, and with long-term debt due in 2066 and 2067 classified as equity.  We believe this is a useful comparison to a GAAP-based ratio of debt to equity because cash balances may be used to reduce debt and because this long-term debt has equity-like characteristics. The usefulness of this supplemental measure may be limited, however, as the total amount of cash and equivalents at any point in time may be different than the amount that could practically be applied to reduce outstanding debt, and it may not be advantageous or practical to replace debt that does not mature for more than 50 years with equity. Also, in February 2009, the GE Board authorized a capital contribution of up to $9.5 billion to GE Capital, which is expected to be made in the first quarter of 2009. The effect of this capital contribution on GE Capital equity is not reflected in the ratio above. Despite these potential limitations, we believe that this measure, considered along with the corresponding GAAP measure, provides investors with additional information that may be more comparable to other financial institutions and businesses.

Delinquency Rates on Certain Financing Receivables

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

Equipment Financing

December 31	2008	2007	2006

Managed	2.17%	1.21%	1.22%
Off-book	1.20	0.71	0.52
On-book	2.34	1.33	1.42

Consumer

December 31	2008		2007		2006

Managed	7.47%		5.38%		5.22%
U.S.	7.14		5.52		4.93
Non-U.S.	7.64		5.32		5.34
Off–book	8.24		6.64		5.49
U.S.	8.24		6.64		5.49
Non-U.S.	(a	)	(a	)	(a	)
On–book	7.35		5.22		5.20
U.S.	6.39		4.78		4.70
Non-U.S.	7.64		5.32		5.34

(a)	Not applicable.

Delinquency rates on on-book and off-book equipment financing loans and leases increased from December 31, 2007 to December 31, 2008, as a result of continuing weakness in the economic and credit environment. In addition, delinquency rates on on-book equipment financing loans and leases increased from December 31, 2007 to December 31, 2008, as a result of the inclusion of the CitiCapital acquisition and Sanyo acquisition in Japan, which contributed an additional 12 and 9 basis points, respectively, at December 31, 2008.

(42)

The increases in off-book and on-book delinquencies for consumer financing receivables in the U.S. from December 31, 2007 to December 31, 2008, reflect the continued rise in delinquencies across the U.S. credit card receivables platforms. The increase in on-book delinquencies for consumer financing receivables outside of the U.S. reflects the effects of the declining U.K. housing market. The increase in off-book delinquencies for consumer financing receivables in the U.S. from December 31, 2006 to December 31, 2007, reflected both a change in the mix of the receivables securitized during 2007 – for example, our Care Credit receivables which generally have a higher delinquency rate than our core private label card portfolio – as well as the risk in the delinquencies across the broader portfolio of U.S. credit card receivables.

We believe that delinquency rates on managed financing receivables provide a useful perspective of our portfolio quality and are key indicators of financial performance. We use this non-GAAP financial measure because it provides information that enables management and investors to understand the underlying operational performance and trends of certain financing receivables and facilitates a comparison with the performance of our competitors. The same underwriting standards and ongoing risk monitoring are used for both on-book and off-book portfolios as the customer’s credit performance will affect both loans retained on the Statement of Financial Position and securitized loans. We believe that managed basis information is useful to management and investors, enabling them to understand both the credit risks associated with the loans reported on the Statement of Financial Position and our retained interests in securitized loans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about our global risk management can be found in the Operations – Global Risk Management and Financial Resources and Liquidity – Exchange Rate and Interest Rate Risks sections of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2008, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

February 6, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Corporation:

We have audited the accompanying statement of financial position of General Electric Capital Corporation and consolidated affiliates (“GECC”) as of December 31, 2008 and 2007, and the related statements of earnings, changes in shareowner’s equity and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15. We also have audited GECC’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GECC’s management is responsible for these

(43)

consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of GECC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, GECC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 1 to the consolidated financial statements, GECC, in 2008, changed its method of accounting for fair value measurements and adopted the fair value option for certain financial assets and financial liabilities and, in 2007, changed its method of accounting for a change or projected change in the timing of cash flows relating to income taxes generated by leveraged lease transactions. In 2006, GECC changed its method of accounting for pension and other post retirement benefits.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
February 6, 2009

(44)

General Electric Capital Corporation and consolidated affiliates

Statement of Earnings

For the years ended December 31 (In millions)	2008	2007	2006

Revenues
Revenues from services (note 3)	$66,221	$66,281	$55,098
Sales of goods	1,773	718	2,384
Total revenues	67,994	66,999	57,482

Costs and expenses
Interest	24,859	22,280	17,514
Operating and administrative (note 4)	18,335	17,914	16,150
Cost of goods sold	1,517	628	2,204
Investment contracts, insurance losses and insurance annuity benefits	491	682	641
Provision for losses on financing receivables (note 7)	7,498	4,488	2,998
Depreciation and amortization (note 8)	9,303	8,093	6,453
Minority interest in net earnings of consolidated affiliates	242	229	262
Total costs and expenses	62,245	54,314	46,222

Earnings from continuing operations before income taxes	5,749	12,685	11,260
Benefit (provision) for income taxes (note 14)	2,265	(739)	(1,165)

Earnings from continuing operations	8,014	11,946	10,095
Earnings (loss) from discontinued operations, net of taxes (note 2)	(704)	(2,131)	291
Net earnings	$7,310	$9,815	$10,386

Statement of Changes in Shareowner’s Equity

(In millions)	2008	2007	2006
Changes in shareowner’s equity (note 16)
Balance at January 1	$61,230	$56,585	$50,190
Dividends and other transactions with shareowner	3,148	(6,769)	(6,231)
Other comprehensive income
Investment securities – net	(1,988)	(506)	(263)
Currency translation adjustments – net	(8,705)	2,559	2,466
Cash flow hedges – net	(2,504)	(550)	168
Benefit plans – net	(262)	173	(12)
Total other comprehensive income	(13,459)	1,676	2,359
Increases attributable to net earnings	7,310	9,815	10,386
Comprehensive income	(6,149)	11,491	12,745
Cumulative effect of changes in accounting principles	−	(77)	(119)
Balance at December 31	$58,229	$61,230	$56,585

See accompanying notes.

(45)

General Electric Capital Corporation and consolidated affiliates

Statement of Financial Position

At December 31 (In millions, except share amounts)	2008	2007

Assets
Cash and equivalents	$36,430	$8,607
Investment securities (note 5)	19,318	20,588
Inventories	77	63
Financing receivables – net (notes 6 and 7)	370,592	378,467
Other receivables	22,175	28,708
Property, plant and equipment – net (note 8)	64,043	63,685
Goodwill (note 9)	25,204	25,251
Other intangible assets – net (note 9)	3,174	4,038
Other assets (note 10)	84,201	82,502
Assets of businesses held for sale (note 11)	10,556	−
Assets of discontinued operations (note 2)	1,640	8,823
Total assets	$637,410	$620,732

Liabilities and equity
Short-term borrowings (note 12)	$188,601	$186,769
Accounts payable	14,863	14,515
Long-term borrowings (note 12)	321,755	309,231
Investment contracts, insurance liabilities and insurance	11,403	12,311
annuity benefits (note 13)
Other liabilities	30,629	25,580
Deferred income taxes (note 14)	8,112	7,983
Liabilities of businesses held for sale (note 11)	636	−
Liabilities of discontinued operations (note 2)	799	1,506
Total liabilities	576,798	557,895

Minority interest in equity of consolidated affiliates (note 15)	2,383	1,607

Common stock, $14 par value (4,166,000 shares authorized at
December 31, 2008 and 2007, and 3,985,403 shares issued
and outstanding at December 31, 2008 and 2007)	56	56
Accumulated gains (losses) – net
Investment securities	(2,013)	(25)
Currency translation adjustments	(1,337)	7,368
Cash flow hedges	(3,253)	(749)
Benefit plans	(367)	(105)
Additional paid-in capital	19,671	14,172
Retained earnings	45,472	40,513
Total shareowner’s equity (note 16)	58,229	61,230
Total liabilities and equity	$637,410	$620,732

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated other comprehensive income,” as shown in note 16, and was $(6,970) million and $6,489 million at December 31, 2008 and 2007, respectively.

See accompanying notes.

(46)

General Electric Capital Corporation and consolidated affiliates

Statement of Cash Flows

For the years ended December 31 (In millions)	2008	2007	2006

Cash flows – operating activities
Net earnings	$7,310	$9,815	$10,386
Loss (earnings) from discontinued operations	704	2,131	(291)
Adjustments to reconcile net earnings to cash provided
from operating activities
Depreciation and amortization of property, plant and equipment	9,303	8,093	6,453
Deferred income taxes	(795)	(278)	519
Decrease (increase) in inventories	(14)	2	(23)
Increase (decrease) in accounts payable	129	(441)	677
Provision for losses on financing receivables	7,498	4,488	2,998
All other operating activities (note 17)	6,367	(251)	722
Cash from operating activities – continuing operations	30,502	23,559	21,441
Cash from (used for) operating activities – discontinued operations	760	4,097	(1,911)
Cash from operating activities	31,262	27,656	19,530

Cash flows – investing activities
Additions to property, plant and equipment	(13,184)	(15,004)	(12,908)
Dispositions of property, plant and equipment	10,723	8,319	6,071
Net increase in financing receivables (note 17)	(19,873)	(44,572)	(38,386)
Proceeds from sales of discontinued operations	5,220	117	3,663
Proceeds from principal business dispositions	4,654	1,699	386
Payments for principal businesses purchased	(24,961)	(7,570)	(7,299)
All other investing activities (note 17)	8,133	(2,029)	(14,243)
Cash used for investing activities – continuing operations	(29,288)	(59,040)	(62,716)
Cash from (used for) investing activities – discontinued operations	(876)	(3,979)	1,709
Cash used for investing activities	(30,164)	(63,019)	(61,007)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(30,602)	2,145	10,031
Newly issued debt (maturities longer than 90 days) (note 17)	122,312	92,049	90,042
Repayments and other reductions (maturities longer
than 90 days) (note 17)	(66,953)	(52,662)	(48,932)
Dividends paid to shareowner	(2,351)	(6,695)	(7,904)
All other financing activities (note 17)	4,203	(408)	1,918
Cash from financing activities – continuing operations	26,609	34,429	45,155
Cash used for financing activities – discontinued operations	(4)	(8)	(11)
Cash from financing activities	26,605	34,421	45,144

Increase (decrease) in cash and equivalents during year	27,703	(942)	3,667
Cash and equivalents at beginning of year	8,907	9,849	6,182
Cash and equivalents at end of year	36,610	8,907	9,849
Less cash and equivalents of discontinued operations at end of year	180	300	190
Cash and equivalents of continuing operations at end of year	$36,430	$8,607	$9,659

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(24,402)	$(21,419)	$(14,879)
Cash recovered (paid) during the year for income taxes	(1,121)	1,158	(886)

See accompanying notes.

(47)

General Electric Capital Corporation and consolidated affiliates

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Accounting Principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

All of our outstanding common stock is owned by General Electric Capital Services, Inc. (GE Capital Services or GECS), all of whose common stock is owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. Associated companies are companies that we do not control but over which we have significant influence, most often because we hold a shareholder voting position of 20% to 50%. Results of associated companies are presented on a one-line basis. Investments in and advances to associated companies are presented on a one-line basis in the caption “Other assets” in our Statement of Financial Position, net of allowance for losses that represents our best estimate of probable losses inherent in such assets.

Financial Statement Presentation

We have reclassified certain prior-year amounts to conform to the current-year’s presentation.

Financial data and related measurements are presented in the following categories:

•	Consolidated This represents the adding together of all affiliates, giving effect to the elimination of transactions between affiliates.

•
Operating Segments These comprise our five businesses, focused on the broad markets they serve: Commercial Lending and Leasing (CLL), GE Money, Real Estate, Energy Financial Services and GE Commercial Aviation Services (GECAS). Prior period information has been reclassified to be consistent with the current organization.

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

Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2009 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

Sales of goods

We record all sales of goods only when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. If customer acceptance of goods is not assured, we record sales only upon formal customer acceptance.

(48)

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

Depreciation and amortization

The cost of our equipment leased to others on operating leases is depreciated on a straight-line basis to estimated residual value over the lease term or over the estimated economic life of the equipment.

The cost of acquired real estate investments is depreciated on a straight-line basis to the estimated salvage value over the expected useful life or the estimated proceeds upon sale of the investment at the end of the expected holding period if that approach produces a higher measure of depreciation expense.

The cost of other intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. See notes 8 and 9.

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

Our consumer loan portfolio consists of smaller balance, homogenous loans including card receivables, installment loans, auto loans and leases and residential mortgages. We collectively evaluate each portfolio for impairment quarterly. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors.

(49)

We write off unsecured closed-end installment loans at 120 days contractually past due and unsecured open-ended revolving loans at 180 days contractually past due. We write down consumer loans secured by collateral other than residential real estate when such loans are 120 days past due. Consumer loans secured by residential real estate (both revolving and closed-end loans) are written down to the fair value of collateral, less costs to sell, no later than when they become 360 days past due. During 2007, we conformed our reserving methodology in our residential mortgage loan portfolios. Unsecured consumer loans in bankruptcy are written off within 60 days of notification of filing by the bankruptcy court or within contractual write-off periods, whichever occurs earlier.

Our commercial loan and lease portfolio consists of a variety of loans and leases, including both larger balance, non-homogenous loans and leases and smaller balance homogenous commercial and equipment loans and leases. Losses on such loans and leases are recorded when probable and estimable. We routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment. For larger balance, non-homogenous loans and leases, this survey first considers the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectibility. We routinely receive financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives – for example, for real estate loans, relevant markets are local; for aircraft loans, relevant markets are global. We provide allowances based on our evaluation of all available information, including expected future cash flows, fair value of collateral, net of disposal costs, and the secondary market value of the financing receivables. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based on historical and projected default rates and loss severity, and it is prepared by each respective line of business.

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

The remainder of our commercial loans and leases are portfolios of smaller balance homogenous commercial and equipment positions that we evaluate collectively by portfolio for impairment based upon various statistical analyses considering historical losses and aging, as well as our view on current market and economic conditions.

Partial sales of business interests

We record gains or losses on sales of their own shares by affiliates except when realization of gains is not reasonably assured, in which case we record the results in shareowner’s equity.

Cash and equivalents

Debt securities and money market instruments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.

Investment securities

We report investments in debt and marketable equity securities, and equity securities in our insurance portfolio, at fair value. See note 19 for further information on fair value. Unrealized gains and losses on available-for-sale investment securities are included in shareowner’s equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment using both quantitative and qualitative criteria. Quantitative criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position and, for securities with fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria includes the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method. Unrealized gains and losses on investment securities classified as trading and certain retained interests are included in earnings.

Inventories

All inventories are stated at the lower of cost or realizable values. Our inventories consist of finished products held for sale; cost is determined on a first-in, first-out basis.

(50)

Intangible assets

We do not amortize goodwill, but test it at least annually for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When all or a portion of a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business disposed of and the portion of the reporting unit that will be retained.

We amortize the cost of other intangibles over their estimated useful lives. The cost of intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

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

Accounting changes

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. See note 19.

Effective January 1, 2008, we adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Upon adoption, we elected to report $172 million of commercial mortgage loans at fair value in order to recognize them on the same accounting basis (measured at fair value through earnings) as the derivatives economically hedging these loans. See note 19.

(51)

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

On January 1, 2007, we adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments. This statement amended SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, to include within its scope prepayment features in newly created or acquired retained interests related to securitizations. SFAS 155 changed the basis on which we recognize earnings on these retained interests from level yield to fair value. See notes 5 and 21.

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

On December 12, 2008, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The primary change in reporting that results from the FSP, which we adopted in the fourth quarter of 2008, is the requirement to estimate cash flows based on management’s best estimate rather than based on market participant assumptions.

Note 2. Discontinued Operations

Discontinued operations comprised our Japanese personal loan business (Lake) and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. (GE Money Japan), our U.S. mortgage business (WMC), GE Life and Genworth Financial, Inc. (Genworth). Associated results of operations, financial position and cash flows are separately reported for all periods presented.

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. As a result, we recognized an after-tax loss of $908 million in 2007. During 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. In connection with the transaction, GE Money Japan reduced the proceeds on the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale may be increased or decreased based on the actual claims experienced in accordance with terms specified in the agreement, and will not be adjusted unless claims exceed approximately $3,000 million. Estimated claims are not expected to exceed those levels and are based on our historical claims experience and the estimated future requests, taking into consideration the ability and likelihood of customers to make claims and other industry risk factors. However, uncertainties around the status of laws and regulations and lack of certain information related to the individual customers make it difficult to develop a meaningful estimate of the aggregate claims exposure. We review our estimated exposure quarterly, and make adjustments when required. To date, there have been no adjustments to sale proceeds for this matter. In connection with this sale, and primarily related to our Japanese mortgage and card businesses, we recorded an incremental $361 million loss in 2008. GE Money Japan revenues from discontinued operations were $763 million, $1,307 million and $1,715 million in 2008, 2007 and 2006, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $651 million and $1,220 million in 2008 and 2007, respectively, compared with earnings of $247 million in 2006.

WMC

During the fourth quarter of 2007, we completed the sale of our U.S. mortgage business. As a result, we recognized an after-tax loss of $62 million in 2007. In connection with the transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. Reserves related to these obligations were $244 million at December 31, 2008, and $265 million at December 31, 2007. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans we originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as

(52)

“validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. The amount of our current reserve represents our best estimate of losses with respect to our repurchase obligations. However, actual losses could exceed our reserve amount, if actual claim rates, valid tenders or losses we incur on repurchased loans, are higher than historically observed. WMC revenues from discontinued operations were $(71) million, $(1,424) million and $536 million in 2008, 2007 and 2006, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $41 million and $987 million in 2008 and 2007, respectively, compared with earnings of $29 million in 2006.

GE Life

During the fourth quarter of 2006, we completed the sale of GE Life, our U.K.-based life insurance operation, to Swiss Reinsurance Company (Swiss Re) for $910 million. As a result, we recognized after-tax losses of $3 million in both 2008 and 2007, and $267 million in 2006. GE Life revenues from discontinued operations were $2,096 million in 2006. In total, GE Life losses from discontinued operations, net of taxes, were $3 million in both 2008 and 2007, and $178 million in 2006.

Genworth

During the first quarter of 2006, we completed the sale of our remaining 18% investment in Genworth through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result of initial and secondary public offerings, we recognized after-tax gains of $3 million, $85 million (primarily from a tax adjustment related to the 2004 initial public offering) and $220 million in 2008, 2007 and 2006, respectively. Genworth revenues from discontinued operations were $5 million in 2006. In total, Genworth loss from discontinued operations, net of taxes, was $9 million in 2008, compared with earnings of $79 million and $193 million in 2007 and 2006, respectively.

Summarized financial information for discontinued operations is shown below.

(In millions)	2008	2007	2006

Operations
Total revenues	$692	$(117)	$4,352

Earnings (loss) from discontinued operations before income taxes	$(546)	$(2,223)	$282
Income tax benefit	203	980	56
Earnings (loss) from discontinued operations
before disposal, net of taxes	$(343)	$(1,243)	$338

Disposal
Gain (loss) on disposal before income taxes	$(1,481)	$(1,477)	$234
Income tax benefit (expense)	1,120	589	(281)
Loss on disposal, net of taxes	$(361)	$(888)	$(47)

Earnings (loss) from discontinued operations, net of taxes	$(704)	$(2,131)	$291

December 31 (In millions)		2008	2007

Assets
Cash and equivalents		$180	$300
Financing receivables − net		−	6,675
Other assets		19	129
Other		1,441	1,719
Assets of discontinued operations		$1,640	$8,823

Liabilities
Liabilities of discontinued operations		$799	$1,506

Assets at December 31, 2008 were primarily comprised of a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business.

(53)

Note 3. Revenues from Services

(In millions)	2008	2007	2006

Interest on loans	$26,894	$23,344	$20,060
Equipment leased to others	15,517	15,187	12,824
Fees	6,003	6,042	5,256
Financing leases	4,351	4,646	4,230
Real estate investments	3,488	4,653	3,127
Associated companies	2,217	2,165	2,079
Investment income(a)	1,078	2,538	1,565
Net securitization gains	963	1,759	1,187
Other items	5,710	5,947	4,770
Total	$66,221	$66,281	$55,098

(a)	Included other-than-temporary impairments on investment securities of $747 million, $8 million and $79 million in 2008, 2007 and 2006, respectively.

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

Rental expense under operating leases is shown below.

(In millions)	2008	2007	2006

Equipment for sublease	$358	$364	$346
Other rental expense	631	588	515

At December 31, 2008, minimum rental commitments under noncancellable operating leases aggregated $3,565 million. Amounts payable over the next five years follow.

(In millions)

2009	2010	2011	2012	2013
$774	$621	$508	$435	$303

(54)

Note 5. Investment Securities

Investment securities comprise mainly investment-grade debt securities supporting obligations to holders of guaranteed investment contracts.

December 31 (In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

2008
Debt
U.S. corporate	$4,456	$54	$(637)	$3,873
State and municipal	915	5	(70)	850
Residential mortgage-backed(a)	4,228	9	(976)	3,261
Commercial mortgage-backed	1,664	−	(509)	1,155
Asset-backed	2,630	−	(668)	1,962
Corporate – non-U.S.	608	6	(23)	591
Government – non-U.S.	936	2	(15)	923
U.S. government and federal agency	26	3	−	29
Retained interests(b)	5,144	73	(136)	5,081
Equity
Available-for-sale	1,315	24	(134)	1,205
Trading	388	−	−	388
Total	$22,310	$176	$(3,168)	$19,318

2007
Debt
U.S. corporate	$4,119	$40	$(126)	$4,033
State and municipal	735	18	(8)	745
Residential mortgage-backed(a)	4,504	7	(202)	4,309
Commercial mortgage-backed	1,711	7	(26)	1,692
Asset-backed	1,880	1	(55)	1,826
Corporate – non-U.S.	725	3	(4)	724
Government – non-U.S.	596	1	(9)	588
U.S. government and federal agency	59	1	(2)	58
Retained interests(b)(c)	4,109	107	(12)	4,204
Equity
Available-for-sale	1,896	245	(118)	2,023
Trading	386	–	–	386
Total	$20,720	$430	$(562)	$20,588

(a)	Substantially collateralized by U.S. mortgages.
(b)
Included $1,752 million and $2,227 million of retained interests at December 31, 2008 and 2007, respectively, accounted for in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments. See note 21.

(c)	Amortized cost and estimated fair value included $5 million of trading securities at December 31, 2007.

(55)

The following tables present the gross unrealized losses and estimated fair values of our available-for-sale investment securities.

	In loss position for
	Less than 12 months		12 months or more
December 31 (In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

2008
Debt
U.S. corporate	$1,152	$(397)	$1,253	$(240)
State and municipal	302	(21)	278	(49)
Residential mortgage-backed	1,216	(64)	1,534	(912)
Commercial mortgage-backed	285	(85)	870	(424)
Asset-backed	903	(406)	1,031	(262)
Corporate – non-U.S.	60	(7)	265	(16)
Government – non-U.S.	−	−	275	(15)
U.S. government and federal agency	−	−	−	−
Retained interests	1,246	(61)	238	(75)
Equity	200	(132)	6	(2)
Total	$5,364	$(1,173)	$(5,750)	$(1,995)

2007
Debt
U.S. corporate	$1,887	$(88)	$649	$(38)
State and municipal	120	(2)	131	(6)
Residential mortgage-backed	3,092	(155)	805	(47)
Commercial mortgage-backed	1,326	(25)	15	(1)
Asset-backed	1,396	(42)	186	(13)
Corporate – non-U.S.	386	(3)	61	(1)
Government – non-U.S.	–	–	302	(9)
U.S. government and federal agency	18	(2)	–	–
Retained interests	161	(12)	–	–
Equity	441	(103)	15	(15)
Total	$8,827	$(432)	$2,164	$(130)

Investment securities amounted to $19,318 million at December 31, 2008, compared with $20,588 million at December 31, 2007. Most of our investment securities relate to our issuances of guaranteed investment contracts.

Of our residential mortgage-backed securities (RMBS) at December 31, 2008, we had approximately $1,284 million of exposure to residential subprime credit, primarily supporting our guaranteed investment contracts, a majority of which have received investment-grade credit ratings from the major rating agencies. Of the total residential subprime credit exposure, $1,089 million was insured by monoline insurers. Our subprime investment securities were collateralized primarily by pools of individual, direct mortgage loans, not other structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit was investment securities with underlying loans originated in 2006 and 2005. At December 31, 2008, we had approximately $783 million of exposure to commercial, regional and foreign banks, primarily relating to corporate debt securities, with associated unrealized losses of $105 million.

We presently intend to hold our investment securities that are in an unrealized loss position at December 31, 2008, at least until we can recover their respective amortized cost. We have the ability to hold our debt securities until their maturities. In reaching the conclusion that these investments are not other-than-temporarily impaired, consideration was given to research by our internal and third-party asset managers. With respect to corporate bonds, we placed greater emphasis on the credit quality of the issuers. With respect to RMBS and commercial mortgage-backed securities (CMBS), we placed greater emphasis on our expectations with respect to cash flows from the underlying collateral, and with respect to RMBS, we considered the availability of credit enhancements, principally monoline insurance.

(56)

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized cost	Estimated fair value

Due in
2009	$1,995	$1,955
2010-2013	2,092	1,879
2014-2018	1,557	1,215
2019 and later	1,297	1,217

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2008	2007	2006

Gains	$160	$378	$204
Losses, including impairments	(792)	(11)	(91)
Net	$(632)	$367	$113

In the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

Proceeds from investment securities sales amounted to $3,572 million, $13,890 million and $9,964 million in 2008, 2007 and 2006, respectively, principally from the short-term nature of the investments that support the guaranteed investment contracts portfolio.

We recognized pre-tax gains on trading securities of $108 million, $292 million and $5 million in 2008, 2007 and 2006, respectively. Investments in retained interests decreased by $113 million and $102 million during 2008 and 2007, respectively, reflecting declines in fair value accounted for in accordance with SFAS 155.

Note 6. Financing Receivables (investments in loans and financing leases)

December 31 (In millions)	2008	2007

Loans, net of deferred income	$308,821	$308,601
Investment in financing leases, net of deferred income	67,077	74,082
	375,898	382,683
Less allowance for losses (note 7)	(5,306)	(4,216)
Financing receivables – net	$370,592	$378,467

Included in the above are $6,461 million and $9,708 million of the financing receivables of consolidated, liquidating securitization entities at December 31, 2008 and 2007, respectively. In addition, financing receivables at December 31, 2008, included $2,736 million relating to loans that had been acquired and accounted for in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

(57)

Details of financing receivables – net follow.

December 31 (In millions)	2008	2007

CLL
Equipment and leasing and other	$98,957	$94,970
Commercial and industrial	63,401	55,219
	162,358	150,189

GE Money
Non-U.S. residential mortgages(a)	59,595	73,042
Non-U.S. installment and revolving credit	24,441	34,669
U.S. installment and revolving credit	27,645	27,914
Non-U.S. auto	18,168	27,368
Other	9,244	10,198
	139,093	173,191

Real Estate	46,735	32,228

Energy Financial Services	8,355	7,867

GECAS(b)	15,326	14,097

Other(c)	4,031	5,111
	375,898	382,683
Less allowance for losses	(5,306)	(4,216)
Total	$370,592	$378,467

(a)
At December 31, 2008, net of credit insurance, approximately 26% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At the origination date, loans with an adjustable rate were underwritten to the reset value.

(b)	Included loans and financing leases of $13,078 million and $11,685 million at December 31, 2008 and 2007, respectively, related to commercial aircraft at Aviation Financial Services.
(c)	Included loans and financing leases of $4,031 million and $5,106 million at December 31, 2008 and 2007, respectively, related to certain consolidated, liquidating securitization entities.

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

For federal income tax purposes, the leveraged leases and the majority of the direct financing leases are leases in which we depreciate the leased assets and is taxed upon the accrual of rental income. Certain direct financing leases are loans for federal income tax purposes. For these transactions, we are taxable only on the portion of each payment that constitutes interest, unless the interest is tax-exempt (e.g., certain obligations of state governments).

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

For federal income tax purposes, we are entitled to deduct the interest expense accruing on nonrecourse financing related to leveraged leases.

(58)

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2008	2007	2008	2007	2008	2007

Total minimum lease payments
receivable	$80,413	$90,967	$62,996	$71,628	$17,417	$19,339
Less principal and interest on
third-party nonrecourse debt	(12,416)	(13,787)	−	–	(12,416)	(13,787)
Net rentals receivable	67,997	77,180	62,996	71,628	5,001	5,552
Estimated unguaranteed residual
value of leased assets	10,077	10,015	7,302	7,263	2,775	2,752
Less deferred income	(10,997)	(13,113)	(8,694)	(10,475)	(2,303)	(2,638)
Investment in financing leases,
net of deferred income	67,077	74,082	61,604	68,416	5,473	5,666
Less amounts to arrive at net
investment
Allowance for losses	(495)	(566)	(437)	(554)	(58)	(12)
Deferred taxes	(6,964)	(6,798)	(2,820)	(2,422)	(4,144)	(4,376)
Net investment in financing leases	$59,618	$66,718	$58,347	$65,440	$1,271	$1,278

(a)	Included $824 million and $798 million of initial direct costs on direct financing leases at December 31, 2008 and 2007, respectively.
(b)
Included pre-tax income of $265 million and $409 million and income tax of $105 million and $155 million during 2008 and 2007, respectively. Net investment credits recognized on leveraged leases during 2008 and 2007 were inconsequential.

Contractual Maturities

(In millions)	Total loans	Net rentals receivable

Due in
2009	$85,693	$19,633
2010	36,950	13,629
2011	30,878	10,593
2012	26,383	7,149
2013	21,612	4,752
2014 and later	107,305	12,241
Total	$308,821	$67,997

We expect actual maturities to differ from contractual maturities.

Individually impaired loans are defined by GAAP as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans follows.

December 31 (In millions)	2008	2007

Loans requiring allowance for losses	$2,712	$986
Loans expected to be fully recoverable	871	391
Total impaired loans	$3,583	$1,377

Allowance for losses	$635	$360
Average investment during year	2,064	1,576
Interest income earned while impaired(a)	27	19

(a)	Recognized principally on cash basis.

(59)

Note 7. Allowance for Losses on Financing Receivables

(In millions)	Balance January 1, 2008	Provision charged to operations	Currency exchange	Other(a)	Gross write-offs	Recoveries	Balance December 31, 2008

CLL
Equipment and
leasing and other	$641	$816	$24	$94	$(791)	$91	$875
Commercial and
industrial	274	546	(12)	4	(416)	19	415

GE Money
Non-U.S. residential
mortgages	246	323	(40)	2	(218)	69	382
Non-U.S. installment
and revolving credit	1,371	1,748	(194)	(223)	(2,551)	900	1,051
U.S. installment and
revolving credit	985	3,217	−	(624)	(2,173)	295	1,700
Non-U.S. auto	324	376	(48)	(76)	(637)	283	222
Other	162	220	(17)	28	(248)	69	214

Real Estate	168	135	(7)	16	(12)	1	301

Energy Financial
Services	19	36	−	3	−	−	58

GECAS	8	53	−	−	(1)	−	60

Other	18	28	−	−	(18)	−	28
Total	$4,216	$7,498	$(294)	$(776)	$(7,065)	$1,727	$5,306

(a)	Other primarily included the effects of acquisitions, dispositions, reclassifications to held for sale and securitization activity.

(60)

(In millions)	Balance January 1, 2007	Provision charged to operations	Currency exchange	Other(a)	Gross write-offs	Recoveries	Balance December 31, 2007

CLL
Equipment and
leasing and other	$344	$366	$25	$197	$(402)	$111	$641
Commercial and
industrial	313	192	10	(37)	(230)	26	274

GE Money
Non-U.S. residential
mortgages	415	(139)	10	(3)	(129)	92	246
Non-U.S. installment
and revolving credit	1,253	1,669	92	(115)	(2,324)	796	1,371
U.S. installment and
revolving credit	876	1,960	–	(703)	(1,505)	357	985
Non-U.S. auto	279	279	23	34	(653)	362	324
Other	158	122	4	6	(198)	70	162

Real Estate	155	24	3	3	(25)	8	168

Energy Financial
Services	28	(9)	–	–	–	–	19

GECAS	16	15	–	–	(23)	−	8

Other	24	9	–	–	(17)	2	18
Total	$3,861	$4,488	$167	$(618)	$(5,506)	$1,824	$4,216

(a)	Other primarily included the effects of acquisitions and securitization activity.

(61)

(In millions)	Balance January 1, 2006	Provision charged to operations	Currency exchange	Other(a)	Gross write-offs	Recoveries	Balance December 31, 2006

CLL
Equipment and
leasing and other	$568	$2	$9	$57	$(354)	$62	$344
Commercial and
industrial	337	58	10	13	(156)	51	313

GE Money
Non-U.S. residential
mortgages	397	69	34	(8)	(177)	100	415
Non-U.S. installment
and revolving credit	1,060	1,382	60	36	(2,010)	725	1,253
U.S. installment and
revolving credit	701	1,175	−	(217)	(1,045)	262	876
Non-U.S. auto	238	284	24	12	(591)	312	279
Other	165	80	18	8	(184)	71	158

Real Estate	189	(5)	1	4	(39)	5	155

Energy Financial
Services	40	(12)	−	−	−	−	28

GECAS	179	(51)	−	−	(112)	−	16

Other	23	16	−	11	(29)	3	24
Total	$3,897	$2,998	$156	$(84)	$(4,697)	$1,591	$3,861

(a)	Other primarily included the effects of acquisitions and securitization activity.

See note 6 for amounts related to consolidated, liquidating securitization entities.

(62)

Note 8. Property, plant and equipment

December 31 (Dollars in millions)	Depreciable lives-new (in years)		2008	2007

Original cost(a)
Land and improvements, buildings, structures and
related equipment	2–40	(b)	$7,040	$6,011
Equipment leased to others
Aircraft	20		40,478	37,271
Vehicles	1–14		32,098	32,079
Railroad rolling stock	5–36		4,402	3,866
Construction and manufacturing	2–25		3,357	3,026
Mobile equipment	12–25		2,952	2,961
All other	2–40		2,742	2,914
Total			$93,069	$88,128

Net carrying value(a)
Land and improvements, buildings, structures and
related equipment			$4,504	$3,672
Equipment leased to others
Aircraft(c)			32,288	30,414
Vehicles			18,149	20,704
Railroad rolling stock			2,915	2,789
Construction and manufacturing			2,328	2,050
Mobile equipment			2,021	1,974
All other			1,838	2,082
Total			$64,043	$63,685

(a)	Included $1,748 million and $1,513 million of original cost of assets leased to GE with accumulated amortization of $491 million and $315 million at December 31, 2008 and 2007, respectively.
(b)	Depreciable lives exclude land.
(c)
GECAS recognized impairment losses of $72 million in 2008 and $110 million in 2007 recorded in the caption “Depreciation and amortization” in the Statement of Earnings to reflect adjustments to fair value based on current market values from independent appraisers.

Amortization of equipment leased to others was $8,153 million, $7,192 million and $5,791 million in 2008, 2007 and 2006, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2008, are as follows:

(In millions)

Due in
2009	$9,103
2010	7,396
2011	5,542
2012	4,157
2013	3,109
2014 and later	8,714
Total	$38,021

Note 9. Goodwill and Other Intangible Assets

December 31 (In millions)	2008	2007

Goodwill	$25,204	$25,251
Intangible assets subject to amortization	3,174	4,038
Total	$28,378	$29,289

(63)

Changes in goodwill balances follow.

	2008
(In millions)	CLL	GE Money	Real Estate	Energy Financial Services	GECAS	Total

Balance January 1	$11,871	$10,273	$1,055	$1,890	$162	$25,251
Acquisitions/purchase accounting
adjustments	1,048	475	170	330	1	2,024
Dispositions, currency exchange
and other	(272)	(1,667)	(66)	(58)	(8)	(2,071)
Balance December 31	$12,647	$9,081	$1,159	$2,162	$155	$25,204

	2007
(In millions)	CLL	GE Money	Real Estate	Energy Financial Services	GECAS	Total

Balance January 1	$10,046	$9,845	$1,004	$1,540	$143	$22,578
Acquisitions/purchase accounting
adjustments	1,577	2	(9)	350	18	1,938
Dispositions, currency exchange
and other	248	426	60	–	1	735
Balance December 31	$11,871	$10,273	$1,055	$1,890	$162	$25,251

In 2008, goodwill balances decreased $1,514 million as a result of the stronger U.S. dollar. Goodwill balances increased $1,527 million in 2008 from new acquisitions. The most significant increases related to acquisitions of Merrill Lynch Capital ($643 million) at CLL, Energy Financial Services, Real Estate and GECAS, Bank BPH ($470 million) at GE Money, CDM Resource Management, Ltd. ($229 million) at Energy Financial Services and CitiCapital ($166 million) at CLL. During 2008, the goodwill balance increased by $497 million related to purchase accounting adjustments for prior-year acquisitions.

Goodwill balances increased $2,056 million in 2007 from new acquisitions. The most significant increases related to acquisitions of Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. ($694 million), Sanyo Electric Credit Co., Ltd. ($548 million) and Trustreet Properties, Inc. ($351 million) all by CLL. During 2007, the goodwill balance declined by $118 million related to purchase accounting adjustments for prior-year acquisitions.

Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, then to adjust the acquired company’s accounting policies, procedures, and books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

We test goodwill for impairment at least annually. Given the significant changes in the business climate for financial services and our stated strategy to reduce our ending net investment, we re-tested goodwill for impairment at the reporting units during the fourth quarter of 2008. In performing this analysis, we revised our estimated future cash flows and discount rates, as appropriate, to reflect current market conditions in the financial services industry. In each case, no impairment was indicated.

(64)

Intangible Assets Subject to Amortization

	2008			2007
December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$1,746	$(613)	$1,133	$2,389	$(866)	$1,523
Patents, licenses and
trademarks	589	(460)	129	427	(308)	119
Capitalized software	2,152	(1,463)	689	1,806	(1,076)	730
Lease valuations	1,805	(594)	1,211	1,841	(360)	1,481
All other	166	(154)	12	330	(145)	185
Total	$6,458	$(3,284)	$3,174	$6,793	$(2,755)	$4,038

During 2008, we recorded additions to intangible assets subject to amortization of $617 million. The components of finite-lived intangible assets acquired during 2008 and their respective weighted-average amortizable period are: $196 million – Customer-related (15.3 years); $68 million – Patents, licenses and trademarks (10.0 years); $294 million – Capitalized software (4.8 years); $38 million – Lease valuations (8.7 years); and $21 million – All other (8.5 years).

Amortization expense related to intangible assets subject to amortization was $926 million and $773 million for 2008 and 2007, respectively. We estimate that annual pre-tax amortization for intangible assets subject to amortization over the next five calendar years to be as follows: 2009 – $673 million; 2010 – $542 million; 2011 – $444 million; 2012 – $343 million; 2013 – $287 million.

Note 10. Other Assets

December 31 (In millions)	2008	2007

Investments
Real estate(a)(b)	$36,649	$40,439
Associated companies	19,289	17,388
Assets held for sale(c)	5,038	10,690
Cost method(b)	2,463	2,719
Other	1,836	1,285
	65,275	72,521

Derivative instruments	11,211	3,069
Advances to suppliers	2,187	2,046
Deferred acquisition costs	101	56
Other(d)	5,427	4,810
Total	$84,201	$82,502

(a)
Our investment in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2008: office buildings (45%), apartment buildings (17%), industrial properties (11%), retail facilities (9%), franchise properties (7%), parking facilities (2%) and other (9%). At December 31, 2008, investments were located in the Americas (47%), Europe (31%) and Asia (22%).

(b)
The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2008, were $565 million and $98 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2008, were $64 million and $4 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2007, were $543 million and $93 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2007, were $14 million and $7 million, respectively.

(c)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale, securitization or other means. Such assets consisted primarily of credit card receivables, loans and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $112 million and $153 million at December 31, 2008 and 2007, respectively.

(d)	Included $481 million at December 31, 2008, of unamortized fees related to our participation in the Temporary Liquidity Guarantee Program and the Commercial Paper Funding Facility.

(65)

Note 11. Assets and Liabilities of Businesses Held for Sale

On January 7, 2009, we exchanged our GE Money businesses in Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland for a 100% ownership interest in Interbanca S.p.A., a leading Italian corporate bank. Assets and liabilities of $7,887 million and $636 million, respectively, were classified as held for sale at December 31, 2008; we recognized a $184 million loss, net of tax, related to the classification of the assets held for sale at the lower of carrying amount or estimated fair value less costs to sell.

On December 24, 2008, we committed to sell a portion of our Australian residential mortgage business, including certain underlying mortgage receivables, and expect to complete this sale during the first quarter of 2009. Assets of $2,669 million were classified as held for sale at December 31, 2008 (liabilities were insignificant); we recognized a $38 million loss, net of tax, related to the classifications of the assets held for sale at the lower of carrying amount or estimated fair value less costs to sell.

Summarized financial information is shown below.

December 31 (In millions)	2008

Assets
Cash and equivalents	$35
Financing receivables −net	9,915
Intangible assets − net	394
Other	212
Assets of businesses held for sale	$10,556

Liabilities
Liabilities of businesses held for sale	$636

(66)

Note 12. Borrowings

Short-term Borrowings

	2008			2007
		Average			Average
December 31 (Dollars in millions)	Amount	rate	(a)	Amount	rate	(a)

Commercial paper
U.S.
Unsecured(b)	$57,665	2.16%		$66,717	4.69%
Asset-backed(c)	3,652	2.57		4,775	4.94
Non-U.S.	9,033	4.12		28,711	4.99
Current portion of long-term debt(d)	69,680	3.83		56,301	5.01
Bank deposits(e) (f)	29,634	3.47		11,486	3.04
Bank borrowings(g)	10,028	2.75		6,915	5.31
GE Interest Plus notes(h)	5,633	3.58		9,590	5.23
Other	3,276			2,274
Total	$188,601			$186,769

(a)
Based on year-end balances and year-end local currency interest rates. Current portion of long-term debt included the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)
At December 31, 2008, GE Capital had issued and outstanding, $21,823 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program. GE Capital and GE entered into an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of debt that is guaranteed by the FDIC.

(c)	Consists entirely of obligations of consolidated, liquidating securitization entities. See note 6.
(d)	Included $326 million and $1,106 million related to asset-backed senior notes, issued by consolidated, liquidating securitization entities at December 31, 2008 and 2007, respectively.
(e)	Included $11,793 million and $10,789 million of deposits in non-U.S. banks at December 31, 2008 and 2007, respectively.
(f)	Included certificates of deposits distributed by brokers of $17,841 million and $697 million at December 31, 2008 and 2007, respectively.
(g)	Term borrowings from banks with a remaining term to maturity of less than 12 months.
(h)	Entirely variable denomination floating rate demand notes.

(67)

Long-term Borrowings

	2008
	Average
December 31 (Dollars in millions)	rate	(a)	Maturities	2008	2007

Senior notes
Unsecured(b)(c)	4.80%		2010-2055	$300,172	$284,125
Asset-backed(d)	5.12		2010-2035	5,002	5,528
Extendible notes	−		−	−	8,500
Subordinated notes(e)	5.48		2012-2037	2,567	3,014
Subordinated debentures(f)	6.00		2066-2067	7,315	8,064
Bank deposits(g)	4.49		2010-2018	6,699	−
Total				$321,755	$309,231

(a)	Based on year-end balances and year-end local currency interest rates, including the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.
(b)
At December 31, 2008, GE Capital had issued and outstanding, $13,420 million of senior, unsecured debt that was guaranteed by the FDIC under the Temporary Liquidity Guarantee Program. GE Capital and GE entered into an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of debt that is guaranteed by the FDIC.

(c)	Included borrowings from GECS affiliates of $1,006 million and $874 million at December 31, 2008 and 2007, respectively.
(d)	Included $2,104 million and $3,410 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at December 31, 2008 and 2007, respectively. See note 6.
(e)	Included $450 million of subordinated notes guaranteed by GE at December 31, 2008 and 2007.
(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.
(g)	Entirely certificates of deposits with maturities greater than one year.

Our borrowings are addressed below from the perspectives of liquidity, interest rate and currency risk management. Additional information about borrowings and associated swaps can be found in note 20.

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities, including borrowings from GE, over the next five years follow.

(In millions)

2009		2010	2011	2012	2013

$69,680	(a)	$62,894	$52,835	$47,573	$27,426

(a)	Fixed and floating rate notes of $734 million contain put options with exercise dates in 2009, and which have final maturity beyond 2013.

Committed credit lines totaling $60.0 billion had been extended to us by 65 banks at year-end 2008. Availability of these lines is shared between GE and GECC with $12.6 billion and $60.0 billion available to GE and GECC, respectively. Our lines include $37.4 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $21.3 billion are 364-day lines that contain a term-out feature that allows us to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but amounts were insignificant in each of the past three years.

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

(68)

Derivative Fair Values by Activity/Instrument

December 31 (In millions)	2008	2007

Cash flow hedges	$(4,529)	$497
Fair value hedges	8,304	(75)
Total	$3,775	$422
Interest rate swaps	$3,425	$(1,559)
Currency swaps	350	1,981
Total	$3,775	$422

We regularly assess the effectiveness of all hedge positions where required using a variety of techniques, including cumulative dollar offset and regression analysis, depending on which method was selected at inception of the respective hedge. Adjustments related to fair value hedges increased the carrying amount of debt outstanding at December 31, 2008, by $9,127 million. At December 31, 2008, the maximum term of derivative instruments that hedge forecasted transactions was 27 years. See note 20.

Note 13. Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits

Investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to holders of guaranteed investment contracts.

December 31 (In millions)	2008	2007

Guaranteed investment contracts	$10,828	$11,705
Unpaid claims and claims adjustment expenses	174	189
Unearned premiums	401	417
Total	$11,403	$12,311

When insurance affiliates cede insurance to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption “Other receivables” on our Statement of Financial Position, and amounted to $159 million and $140 million at December 31, 2008 and 2007, respectively.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” We had no reinsurance recoveries for the years ended December 31, 2008, 2007 and 2006.

Note 14. Income Taxes

The provision for income taxes is summarized in the following table.

(In millions)	2008	2007	2006

Current tax expense (benefit)	$(1,470)	$1,017	$646
Deferred tax expense (benefit) from temporary differences	(795)	(278)	519
Total	$(2,265)	$739	$1,165

We are included in the consolidated U.S. federal income tax return which GE Company files. The provision for current tax expense includes our effect on the consolidated return. Our effect on the consolidated liability is settled in cash as GE tax payments are due.

U.S. earnings from continuing operations before income taxes were $(4,988) million in 2008, $66 million in 2007 and $3,000 million in 2006. The corresponding amounts for non-U.S. based operations were $10,737 million in 2008, $12,619 million in 2007 and $8,260 million in 2006.

(69)

Current tax expense includes amounts applicable to U.S. federal income taxes of $(2,674) million, $(791) million and $(26) million in 2008, 2007 and 2006, respectively, and amounts applicable to non-U.S. jurisdictions of $1,281 million, $1,600 million and $530 million in 2008, 2007 and 2006, respectively. Deferred taxes related to U.S. federal income taxes were a benefit of $489 million in 2008 and expenses of $81 million and $320 million in 2007 and 2006, respectively.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, currently scheduled to expire at the end of 2009, has been scheduled to expire on five previous occasions, including October of 2008, but there can be no assurance that it will continue to be extended. In the event this provision is not extended after 2009, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2010.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2008, were approximately $50 billion. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to use these earnings as a source of funding for U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings. During 2008, because the use of foreign tax credits no longer required the repatriation of prior-year earnings, we increased the amount of prior-year earnings that were indefinitely reinvested outside the U.S. by approximately $1.0 billion, resulting in a decrease to the income tax provision of approximately $350 million.

As discussed in note 1, on January 1, 2007, we adopted a new accounting standard, FIN 48, Accounting for Uncertainty in Income Taxes, which had no effect on retained earnings.

Annually, GE files over 7,500 income tax returns in over 250 global taxing jurisdictions, a substantial portion of which include our activities. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2007, the IRS completed the audit of our consolidated U.S. income tax returns for 2000-2002. The IRS is currently auditing our consolidated U.S. income tax returns for 2003-2005. In addition, certain other U.S. tax deficiency issues and refund claims for previous years remain unresolved. It is reasonably possible that the 2003-2005 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

(70)

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

December 31 (In millions)	2008	2007

Unrecognized tax benefits	$3,454	$2,964
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	1,734	1,540
Accrued interest on unrecognized tax benefits	693	548
Accrued penalties on unrecognized tax benefits	65	55
Reasonably possible reduction to the balance of unrecognized tax benefits in
succeeding 12 months	0–350	0–350
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0–50	0–100

(a)	Some portion of such reduction might be reported as discontinued operations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2008	2007

Balance at January 1	$2,964	$2,835
Additions for tax positions of the current year	420	71
Additions for tax positions of prior years	329	774
Reductions for tax positions of prior years	(169)	(399)
Settlements with tax authorities	(74)	(286)
Expiration of the statute of limitations	(16)	(31)
Balance at December 31	$3,454	$2,964

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the year ended December 31, 2008, $145 million of interest expense and $10 million of tax expense related to penalties were recognized in the statement of earnings, compared with $(72) million and $(41) million for the year ended December 31, 2007.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	2008	2007	2006

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from
Tax on global activities including exports(a)	(69.8)	(22.8)	(21.8)
U.S. business credits	(3.6)	(1.6)	(2.3)
SES transaction	−	(4.3)	–
All other – net	(1.0)	(0.5)	(0.6)
	(74.4)	(29.2)	(24.7)
Actual income tax rate	(39.4)%	5.8%	10.3%

(a)	2008 included (6.1)% from indefinite reinvestment of prior-year earnings.

(71)

Principal components of our net liability representing deferred income tax balances are as follows:

December 31 (In millions)	2008	2007

Assets
Allowance for losses	$2,382	$1,595
Cash flow hedges	2,315	474
Net unrealized losses on securities	1,027	93
Non-U.S. loss carryforwards(a)	979	804
Other – net	3,746	2,999
Total deferred income tax assets	10,449	5,965

Liabilities
Financing leases	6,964	6,798
Operating leases	4,859	4,504
Investment in global subsidiaries	2,051	(1,318)
Intangible assets	1,289	1,343
Other – net	3,398	2,621
Total deferred income tax liabilities	18,561	13,948

Net deferred income tax liability	$8,112	$7,983

(a)
Net of valuation allowances of $260 million and $196 million for 2008 and 2007, respectively. Of the net deferred tax asset as of December 31, 2008, of $979 million, $24 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2009, through December 31, 2011; $73 million relates to net operating losses that expire in various years ending from December 31, 2012, through December 31, 2023; and $882 million relates to net operating loss carryforwards that may be carried forward indefinitely.

Note 15. Minority Interest in Equity of Consolidated Affiliates

Minority interest in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2008	2007

Minority interest in consolidated affiliates(a)	$2,106	$1,326
Minority interest in preferred stock(b)	277	281
	$2,383	$1,607

(a)	Included minority interest in partnerships and common shares of consolidated affiliates.
(b)	The preferred stock pays cumulative dividends at an average rate of 6.81%.

(72)

Note 16. Shareowner’s Equity

(In millions)	2008	2007	2006

Common stock issued	$56	$56	$56

Accumulated other comprehensive income
Balance at January 1	$6,489	$4,813	$2,573
Investment securities – net of deferred taxes
of $(1,568), $(190) and $75	(2,152)	(286)	154
Currency translation adjustments – net of deferred taxes
of $4,167, $(1,427) and $(1,506)	(8,586)	2,572	2,629
Cash flow hedges – net of deferred taxes
of $(1,963), $(262) and $78	(2,720)	(27)	590
Benefit plans – net of deferred taxes
of $(116), $68 and $(29)(a)	(262)	173	(12)
Reclassification adjustments
Investment securities – net of deferred taxes
of $468, $(147) and $(225)	164	(220)	(417)
Currency translation adjustments	(119)	(13)	(163)
Cash flow hedges – net of deferred taxes
of $317, $(96) and $(69)	216	(523)	(422)
Cumulative effect of change in accounting principle -
net of deferred taxes of $(58)	−	–	(119)
Balance at December 31(b)	$(6,970)	$6,489	$4,813

Additional paid-in capital
Balance at January 1	$14,172	$14,088	$12,055
Contributions(c)	5,499	84	2,103
Redemption of preferred stock(c)	−	–	(70)
Balance at December 31	$19,671	$14,172	$14,088

Retained earnings
Balance at January 1(d)	$40,513	$37,551	$35,506
Net earnings	7,310	9,815	10,386
Dividends(c)	(2,351)	(6,853)	(8,264)
Balance at December 31	$45,472	$40,513	$37,628

Total equity
Balance at December 31	$58,229	$61,230	$56,585

(a)	For 2008, included $(270) million of gains (losses) arising during the year and $8 million of amortization of gains (losses) – net of deferred taxes of $(120) million and $4 million, respectively.
(b)
At December 31, 2008, included additions to equity of $2,865 million related to hedges of our investments in financial services subsidiaries that have functional currencies other than the U.S. dollar and reductions of $3,253 million related to cash flow hedges of forecasted transactions, of which we expect to transfer $1,851 million to earnings as an expense in 2009 along with the earnings effects of the related forecasted transaction.

(c)	Total dividends and other transactions with the shareowner increased equity by $3,148 million in 2008, and reduced equity by $6,769 million in 2007 and $6,231 million in 2006.
(d)
2007 opening balance change reflects cumulative effect of change in accounting principle of $(77) million related to adoption of FSP FAS 13-2. The cumulative effect of adopting SFAS 159 at January 1, 2008, was insignificant. See note 1.

(73)

All common stock is owned by GE Capital Services, all of the common stock of which is in turn owned by GE Company.

Certain of our consolidated affiliates are restricted from remitting certain funds to us in the form of dividends or loans by a variety of regulations or statutory requirements. Activities of certain of our financial services consolidated affiliates are subject to regulation by various national authorities including banking, financial services and insurance regulators. The activities of these entities include lending, leasing, and other traditional financial services transactions and relate to approximately $146.0 billion of our total assets. National regulators routinely impose restrictions on the transfer of funds across entities and/or borders in the form of dividends or loans as part of their regulatory oversight. However, such funds are available for use by these affiliates, without restriction, to repay borrowings, to fund new loans, or for other normal business purposes. At December 31, 2008, the amount of restricted net assets of these affiliates was $20.3 billion.

At December 31, 2008 and 2007, the aggregate statutory capital and surplus of the insurance activities totaled $0.6 billion for both years. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

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

(74)

Certain supplemental information related to our cash flows is shown below.

December 31 (In millions)	2008	2007	2006

All other operating activities
Net change in other assets	$(1,588)	$(1,608)	$(1,936)
Amortization of intangible assets	926	773	521
Realized losses (gains) on investment securities	632	(367)	(113)
Change in other liabilities	4,507	3,365	3,675
Other	1,890	(2,414)	(1,425)
	$6,367	$(251)	$722

Net increase in financing receivables
Increase in loans to customers	$(408,965)	$(391,662)	$(362,873)
Principal collections from customers – loans	358,448	304,402	290,205
Investment in equipment for financing leases	(21,690)	(26,536)	(25,667)
Principal collections from customers – financing leases	19,669	21,230	18,265
Net change in credit card receivables	(34,498)	(38,405)	(25,787)
Sales of financing receivables	67,163	86,399	67,471
	$(19,873)	$(44,572)	$(38,386)

All other investing activities
Purchases of securities by insurance activities	$(1,346)	$(10,185)	$(8,762)
Dispositions and maturities of securities by insurance activities	2,623	10,255	8,302
Other assets – investments	(92)	(10,284)	(4,938)
Change in other receivables	5,722	7,286	(8,775)
Other	1,226	899	(70)
	$8,133	$(2,029)	$(14,243)

Newly issued debt having maturities longer than 90 days
Short-term (91 to 365 days)	$34,445	$1,226	$1,237
Long-term (longer than one year)	87,754	90,799	87,790
Proceeds – nonrecourse, leveraged lease	113	24	1,015
	$122,312	$92,049	$90,042

Repayments and other reductions of debt having maturities
longer than 90 days
Short-term (91 to 365 days)	$(65,985)	$(43,902)	$(42,251)
Long-term (longer than one year)	(331)	(7,651)	(5,277)
Principal payments – nonrecourse, leveraged lease	(637)	(1,109)	(1,404)
	$(66,953)	$(52,662)	$(48,932)

All other financing activities
Proceeds from sales of investment contracts	$11,397	$12,611	$16,392
Redemption of investment contracts	(12,696)	(13,036)	(16,350)
Redemption of preferred stock	−	–	(70)
Capital contribution	5,500	−	1,946
Other	2	17	−
	$4,203	$(408)	$1,918

(75)

Note 18. Operating Segments

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

Effects of transactions between related companies are eliminated. As a wholly-owned subsidiary, GECC enters into various operating and financing arrangements with GE. These arrangements are on terms that are commercially reasonable but are related party transactions and therefore require the following disclosures. At December 31, 2008 and 2007, financing receivables included $5,913 million and $6,164 million, respectively, of receivables from GE customers. Other receivables included $4,560 million and $4,093 million, respectively, of receivables from GE. Property, plant and equipment included $1,257 million and $1,198 million, respectively, of property, plant and equipment leased to GE, net of accumulated depreciation. Borrowings included $2,490 million and $2,363 million, respectively, of amounts held by GE.

Details of segment profit by operating segment can be found in the Summary of Operating Segments table on page 18 of this Report.

Revenues

(In millions)	Total revenues			Intersegment revenues(a)				External revenues
	2008	2007	2006	2008		2007	2006	2008	2007	2006
CLL	$26,366	$26,384	$25,075		$47	$74	$116	$26,319	$26,310	$24,959
GE Money	25,012	24,769	19,508		32	–	24	24,980	24,769	19,484
Real Estate	6,660	6,950	4,968		1	5	14	6,659	6,945	4,954
Energy Financial
Services	3,696	2,400	1,654		−	–	–	3,696	2,400	1,654
GECAS	4,899	4,835	4,348		−	–	6	4,899	4,835	4,342
GECC corporate items
and eliminations	1,361	1,661	1,929		(80)	(79)	(160)	1,441	1,740	2,089
Total	$67,994	$66,999	$57,482	$	−	$–	$–	$67,994	$66,999	$57,482

(a)	Sales from one component to another generally are priced at equivalent commercial selling prices.

Revenues from customers located in the United States were $30,672 million, $30,755 million and $29,582 million in 2008, 2007 and 2006, respectively. Revenues from customers located outside the United States were $37,322 million, $36,244 million and $27,900 million in 2008, 2007 and 2006, respectively.

(76)

	Depreciation and amortization For the years ended December 31			Provision (benefit) for income taxes
(In millions)	2008	2007	2006	2008	2007	2006

CLL	$7,061	$6,079	$4,723	$(373)	$(92)	$487
GE Money	542	477	380	(1,440)	514	391
Real Estate	930	709	397	(380)	250	296
Energy Financial Services	156	78	38	105	184	220
GECAS	1,522	1,489	1,383	100	61	(59)
GECC corporate items
and eliminations	19	20	35	(277)	(178)	(170)
Total	$10,230	$8,852	$6,956	$(2,265)	$739	$1,165

	Interest on loans(a)			Interest expense(b)
(In millions)	2008	2007	2006	2008	2007	2006

CLL	$7,474	$6,489	$5,865	$9,074	$8,431	$6,604
GE Money	15,849	14,075	11,902	9,952	8,906	6,567
Real Estate	2,598	1,802	1,296	3,548	2,669	1,630
Energy Financial Services	340	246	171	764	694	597
GECAS	486	502	507	1,593	1,706	1,549
GECC corporate items
and eliminations	147	230	319	(72)	(126)	567
Total	$26,894	$23,344	$20,060	$24,859	$22,280	$17,514

(a)	Represents one component of Revenues from services, see note 3.
(b)	Represents total interest expense, see Statement of Earnings.

	Assets(a)(b) At December 31			Property, plant and equipment additions(c) For the years ended December 31
(In millions)	2008	2007	2006	2008	2007	2006

CLL	$230,471	$226,434	$201,576	$10,819	$12,812	$10,614
GE Money	183,450	209,278	178,396	250	182	222
Real Estate	84,909	79,006	53,495	6	26	19
Energy Financial Services	22,025	18,653	15,215	944	1,273	(7)
GECAS	49,257	46,970	46,655	3,157	3,327	3,382
GECC corporate items
and eliminations	67,298	40,391	48,918	13	8	54
Total	$637,410	$620,732	$544,255	$15,189	$17,628	$14,284

(a)	Assets of discontinued operations are included in GECC corporate items and eliminations for all periods presented.
(b)
Total assets of the CLL, GE Money, Energy Financial Services and GECAS operating segments at December 31, 2008, include investment in and advances to associated companies of $2,441 million, $10,740 million, $5,518 million and $590 million, respectively, which contributed approximately $101 million, $1,128 million, $931 million and $57 million, respectively, to segment pre-tax income for the year ended December 31, 2008. Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included: total assets of $143,436 million, primarily financing receivables of $85,498 million; total liabilities of $121,815 million, primarily bank deposits of $65,514 million; revenues totaling $13,745 million; and net earnings totaling $2,774 million.

(c)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

Property, plant and equipment – net associated with operations based in the United States were $18,625 million, $18,276 million and $17,792 million at year-end 2008, 2007 and 2006, respectively. Property, plant and equipment – net associated with operations based outside the United States were $45,418 million, $45,409 million and $40,094 million at year-end 2008, 2007 and 2006, respectively.

(77)

Note 19. Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs.

For financial assets and liabilities, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

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

Investments in debt and equity securities

When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly-traded equity securities.

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

Based on this examination, and the ongoing review performed, we believe that the valuations used in our financial statements are reasonable and are appropriately classified in the fair value hierarchy. As of December 31, 2008, the valuation provided by pricing services was $6,926 million and was classified in Level 2. The valuations provided by pricing services based on significant unobservable inputs was insignificant, and those investment securities are classified as Level 3.

(78)

Retained interests in securitizations are valued using a discounted cash flow model that considers the underlying structure of the securitization and estimated net credit exposure, prepayment assumptions, discount rates and expected life. Investment securities priced using non-binding broker quotes and retained interests are included in Level 3. We use non-binding broker quotes as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted the prices we have obtained. Level 3 investment securities valued using non-binding broker quotes totaled $556 million at December 31, 2008, and were classified as available-for-sale securities. Level 3 retained interests totaled $5,081 million at December 31, 2008.

We receive one quote for Level 2 and Level 3 securities where third-party quotes are used as our basis for fair value measurement. As is the case with our primary pricing vendor, third-party providers of quotes do not provide access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management personnel conduct internal reviews of pricing for all such investment securities at least quarterly to ensure reasonableness of valuations used in our financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations, and other anomalies that may indicate that a price may not be accurate. We also follow established routines for reviewing and reconfirming valuations with the pricing provider, if deemed appropriate. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. Based on the information available, we believe that the fair values provided by the brokers are consistent with the principles of SFAS 157.

Private equity investments held in investment company affiliates are initially valued at cost. Valuations are reviewed at the end of each quarter utilizing available market data to determine whether or not any fair value adjustments are necessary. Such market data include any comparable public company trading multiples. Unobservable inputs include company-specific fundamentals and other third-party transactions in that security. Our valuation methodology for private equity investments is applied consistently, and these investments are generally included in Level 3.

Derivatives

We use closing prices for derivatives included in Level 1, which are traded either on exchanges or liquid over-the-counter markets.

The majority of our derivatives portfolio is valued using internal models. The models maximize the use of market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent interest rate swaps, cross-currency swaps and foreign currency and commodity forward and option contracts.

Derivative assets and liabilities included in Level 3 primarily represent interest rate products that contain embedded optionality or prepayment features.

Loans

When available, we use observable market data, including pricing on recent closed market transactions, to value loans which are included in Level 2. When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk, and such loans are included in Level 3. When appropriate, loans are valued using collateral values as a practical expedient.

Effective January 1, 2008, we adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Upon adoption, we elected to report $172 million of commercial mortgage loans at fair value in order to have them on the same accounting basis (measured at fair value through earnings) as the derivatives economically hedging these loans.

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2008. Included in the table are investment securities of $8,190 million supporting obligations to holders of guaranteed investment contracts. Such securities are primarily investment grade. In addition, the table includes $11,211 million and $3,756 million of derivative assets and liabilities, respectively, with highly rated counterparties, primarily used for risk management purposes. Also included are retained interests in securitizations totaling $5,081 million.

(79)

December 31, 2008 (In millions)	Level 1	Level 2	Level 3		FIN 39 netting(a)	Net balance

Assets
Investment securities	$1,602	$8,086	$9,630	$	−	$19,318
Derivatives(b)	−	17,721	544		(7,054)	11,211
Other(c)	−	288	551		−	839
Total	$1,602	$26,095	$10,725		$(7,054)	$31,368

Liabilities
Derivatives	$2	$10,810	$162		$(7,218)	$3,756
Other	−	323	−		−	323
Total	$2	$11,133	$162		$(7,218)	$4,079

(a)
FIN 39, Offsetting of Amounts Related to Certain Contracts, permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(b)	The fair value of derivatives included an adjustment for our non-performance risk. At December 31, 2008, the adjustment for our non-performance risk was a gain of $164 million.
(c)	Included private equity investments and loans designated under the fair value option.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended December 31, 2008. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.

Changes in Level 3 instruments for the year ended December 31, 2008

(In millions)	January 1, 2008	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated nonowner changes other than earnings	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	December 31, 2008	Net change in unrealized gains (losses) relating to instruments still held at December 31, 2008(c)

Investment securities	$8,329	$750	$(1,241)	$777	$1,015	$9,630	$6
Derivatives(d)(e)	200	265	142	(193)	(13)	401	89
Other	689	(67)	(29)	(93)	51	551	(67)
Total	$9,218	$948	$(1,128)	$491	$1,053	$10,582	$28

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers into Level 3 were a result of increased use of non-binding broker quotes that could not be validated with other market observable data, resulting from continued deterioration in the credit markets.

(c)
Represented the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at December 31, 2008.

(d)
Earnings from Derivatives were partially offset by $183 million in losses from related derivatives included in Level 2 and $4 million in losses from underlying debt obligations in qualifying fair value hedges.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $19 million not reflected in the fair value hierarchy table.

Certain assets that are carried on our Statement of Financial Position at historical cost, require fair value charges to earnings when they are deemed to be impaired. As these impairment charges are non-recurring, they are not included in the preceding tables.

(80)

Included in this category are certain loans that have been reduced for the fair value of their underlying collateral when deemed impaired, and cost and equity method investments that are written down to fair value when their declines are determined to be other-than-temporary. At December 31, 2008, these amounts were $48 million identified as Level 2 and $3,100 million identified as Level 3. Of assets still held at December 31,2008, we recognized $583 million, pre-tax, of losses related to non-recurring fair value measurements of loans, and $404 million, pre-tax, of other-than-temporary impairments of cost and equity method investments during 2008.

Note 20. Financial Instruments

	2008				2007
			Assets (liabilities)				Assets (liabilities)
December 31 (In millions)	Notional amount		Carrying amount (net)	Estimated fair value	Notional amount		Carrying amount (net)	Estimated fair value
Assets
Loans	$	(a)	$304,010	$291,465	$	(a)	$304,951	$302,694
Other commercial mortgages		(a)	374	374		(a)	3,716	3,716
Loans held for sale		(a)	3,640	3,670		(a)	3,808	3,809
Other financial instruments(b)		(a)	2,609	2,781		(a)	2,747	3,132
Liabilities
Borrowings(c)(d)		(a)	(510,356)	(500,205)		(a)	(496,000)	(498,622)
Guaranteed investment
contracts		(a)	(10,828)	(10,677)		(a)	(11,705)	(11,630)
Insurance – credit life(e)		1,052	(46)	(33)		1,355	(39)	(27)

(a)	These financial instruments do not have notional amounts.
(b)	Principally cost method investments.
(c)	Included effects of interest rate and cross-currency derivatives.
(d)	See note 12.
(e)	Net of reinsurance of $3,100 million and $2,800 million at December 31, 2008 and 2007, respectively.

Assets and liabilities not carried at fair value in our Statement of Financial Position are discussed below. Consistent with SFAS 107, Disclosure about Fair Value of Financial Instruments, the disclosure excludes finance leases and non-financial assets and liabilities. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity.

A description of how we estimate fair values follows. Estimates of fair value at December 31, 2008, were determined in accordance with SFAS 107, as amended by SFAS 157.

Loans

Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates we would charge to similar borrowers with similar maturities.

Borrowings

Valuation methodologies using current market interest rate data which are comparable to market quotes adjusted for our non-performance risk.

Guaranteed investment contracts

Based on valuation methodologies using current market interest rate data, adjusted for our non-performance risk.

All other instruments

Based on observable market transactions, valuation methodologies using current market interest rate data adjusted for inherent credit risk and/or quoted market prices.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

(81)

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

Loan commitments

	Notional amount
December 31 (In millions)	2008	2007

Ordinary course of business lending commitments(a)(b)	$8,507	$11,731
Unused revolving credit lines(c)
Commercial	25,011	24,554
Consumer – principally credit cards	252,867	477,285

(a)	Excluded investment commitments of $3,501 million and $4,864 million as of December 31, 2008 and 2007, respectively.
(b)	Included a $1,067 million secured commitment associated with an arrangement that can increase to a maximum of $4,943 million based on the asset volume under the arrangement.
(c)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $14,503 million and $14,654 million as of December 31, 2008 and 2007, respectively.

Derivatives and hedging

We conduct our business activities in diverse markets around the world, including countries where obtaining local funding is sometimes inefficient. The nature of our activities exposes us to changes in interest rates and currency exchange rates. We manage such risks using various techniques including issuing debt whose terms correspond to terms of the funded assets, as well as combinations of debt and derivatives that achieve our objectives. We also are exposed to various commodity price risks and address certain of these risks with commodity contracts. By policy, we do not use derivatives for speculative purposes. We value derivatives that are not exchange-traded with internal market-based valuation models. When necessary, we also obtain information from our derivative counterparties to validate our models and to value the few products that our internal models do not address.

We use interest rate swaps, currency derivatives and commodity derivatives to reduce the variability of expected future cash flows associated with variable rate borrowings and commercial purchase and sale transactions, including commodities. We use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate borrowings and certain types of fixed-rate assets. We use currency swaps and forwards to protect our net investments in global operations conducted in non-U.S. dollar currencies. We intend all of these positions to qualify as hedges and to be accounted for as hedges.

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

(82)

Earnings effects of derivatives designated as hedges

The following table provides information about the earnings effects of derivatives designated and qualifying as hedges.

Pre-tax gains (losses)

December 31 (In millions)	2008	2007	2006

Cash flow hedges
Ineffectiveness	$8	$(3)	$10
Amounts excluded from the measure of effectiveness	5	(17)	(16)

Fair value hedges
Ineffectiveness	(600)	7	(47)
Amounts excluded from the measure of effectiveness	(26)	(13)	33

Ineffectiveness primarily related to changes in the present value of the initial credit spread over the benchmark interest rate associated with hedges of our fixed rate borrowings.

In 2008, 2007 and 2006, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period.

Guarantees of Derivatives

We do not sell credit default swaps; however, as a part of our risk management services, we provide performance guarantees to third-party financial institutions related to plain vanilla interest rate swaps on behalf of certain customers related to variable rate loans we have extended to them. The underwriting risk inherent in these arrangements is essentially similar to that of a fixed rate loan. Under these arrangements, the guarantee is secured, usually by the asset being purchased or financed, or by other assets of the guaranteed party.  In addition, these agreements are underwritten to provide for collateral value that exceeds the combination of the loan amount and the initial expected future exposure of the derivative.  These credit support arrangements mature on the same date as the related financing arrangements or transactions and are across a broad spectrum of diversified industries and companies. The fair value of our guarantee is $28 million at December 31, 2008. Because we are guaranteeing the performance of the customer under these arrangements, our exposure to loss at any point in time is limited to the fair value of the customer’s derivative contracts that are in a liability position. The aggregate termination value of such contracts at December 31, 2008, was $386 million before consideration of any offsetting effect of collateral. At December 31, 2008, collateral value was sufficient to cover the loan amount and the fair value of the customer’s derivative, in the event we had been called upon to perform under the guarantee. If we assumed that, on January 1, 2009, interest rates moved unfavorably by 100 basis points across the yield curve (a “parallel shift” in that curve), the effect on the fair value of such contracts, without considering any potential offset of the underlying collateral, would have been an increase of $161 million. Given our strict underwriting criteria, we believe the likelihood that we will be required to perform under the guarantee is remote.

Additional information regarding our use of derivatives is provided in note 12 and note 16.

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

(83)

Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. At December 31, 2008, our exposure to counterparties, after consideration of netting arrangements and collateral, was about $1,100 million.

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

(a)
For derivatives with maturities less than one year, counterparties are permitted to have unsecured exposure up to $150 million with a minimum rating of A-1/P-1. Exposure to a counterparty is determined net of collateral.

Note 21. Off-Balance Sheet Arrangements

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party Variable Interest Entities (VIEs) to execute off-balance sheet securitization transactions funded in the commercial paper and term markets.

Investors in these entities only have recourse to the assets owned by the entity and not to our general credit, unless noted below. We did not provide non-contractual support to consolidated or unconsolidated VIEs in either 2008 or 2007. We do not have implicit support arrangements with any VIEs.

Variable Interest Entities

When evaluating whether we are the primary beneficiary of a VIE and must therefore consolidate the entity, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. If that evaluation is inconclusive as to which party absorbs a majority of the entity’s expected losses or residual returns, a quantitative analysis is performed to determine who is the primary beneficiary. The largest single category of VIEs that we are involved with are Qualifying Special Purpose Entities (QSPEs), which meet specific characteristics defined in U.S. GAAP that exclude them from the scope of consolidation standards.

(84)

Consolidated Variable Interest Entities

Upon adoption of FIN 46 and FIN 46(R) on July 1, 2003 and January 1, 2004, respectively, we consolidated certain VIEs with $54.0 billion of assets and $52.6 billion of liabilities, which are further described below. At December 31, 2008, assets and liabilities of those VIEs, and additional VIEs consolidated as a result of subsequent acquisitions of financial companies, totaled $25,139 million and $20,159 million, respectively (at December 31, 2007, assets and liabilities were $30,841 million and $23,213 million, respectively).

The VIEs included in our consolidated financial statements include the following:

•
Securitization entities that hold financing receivables and other financial assets. Since they were consolidated in 2003, these assets have continued to run off; totaled $4,000 million at December 31, 2008; and are included in note 6 ($5,013 million in 2007). There has been no significant difference between the performance of these financing receivables and our on-book receivables on a blended basis. The liabilities of these securitization entities, which consist primarily of commercial paper, totaled $3,868 million at December 31, 2008, and are included in note 12 ($4,834 million in 2007). Contractually the cash flows from these financing receivables must first be used to pay down outstanding commercial paper and interest thereon as well as other expenses of the entity. Excess cash flows are available to GE. The creditors of these entities have no claim on the other assets of GE.

If the short-term credit rating of GE Capital or these entities were reduced below A–1/P–1, we would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we would be required to provide in the event of such a downgrade is determined by contract, and totaled $3,753 million at December 31, 2008. As the borrowings of these entities are already reflected in our consolidated Statement of Financial Position, there would be no change in our debt if this were to occur.

•
Trinity, a group of sponsored special purpose entities, which invests in a portfolio of mainly investment-grade investment securities using proceeds raised from guaranteed investment contracts (GICs) it issues to investors (principally municipalities). At December 31, 2008, these entities held $8,190 million of investment securities, included in note 5, and $1,002 million of cash and other assets ($11,101 million and $517 million, respectively, at December 31, 2007). The associated guaranteed investment contract liabilities, included in note 13, were $10,828 million and $11,705 million at the end of December 31, 2008 and 2007, respectively.

If the long-term credit rating of GE Capital were to fall below AA–/Aa3 or its short-term credit rating were to fall below A–1+/P–1, GE Capital would be required to provide approximately $3,499 million of capital to such entities as of December 31, 2008, pursuant to letters of credit issued by GECC. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GE Capital could be required to provide such excess amount. As of December 31, 2008, the value of these entities’ liabilities was $10,749 million and the fair value of their assets was $9,191 million (which included unrealized losses on investment securities of $2,055 million). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost and we have the ability to hold all such debt securities until maturity. As the borrowings of these entities are already reflected in our consolidated Statement of Financial Position, there would be no change in our debt if this were to occur.

•
Penske Truck Leasing Co., L.P. (Penske), a rental truck leasing joint venture. The total consolidated assets and liabilities of Penske at December 31, 2008, were $7,444 million and $1,339 million, respectively, ($8,075 million and $1,482 million at December 31, 2007, respectively). Penske’s main consolidated asset is property, plant and equipment leased to others, included in note 8, which totaled $5,499 million at December 31, 2008, ($6,100 million at December 31, 2007). There are no recourse arrangements between GE and Penske.

The remaining assets and liabilities of VIEs that are included in our consolidated financial statements were acquired in transactions subsequent to adoption of FIN 46(R) on January 1, 2004. Assets of these entities consist of amortizing securitizations of financial assets originated by acquirees in Australia and Japan, and real estate partnerships. There are no recourse arrangements between GE and these entities.

Off-Balance Sheet Entities

The vast majority of our involvement with unconsolidated VIEs relates to our securitization activities and is detailed in the table below.

(85)

Our involvement with unconsolidated VIEs consists of the following activities: assisting in the formation and financing of an entity, providing recourse and/or liquidity support, servicing the assets and receiving variable fees for services provided. The classification in our financial statements of our variable interests in these entities depends on the nature of the entity. As described below, our retained interests in securitization-related VIEs and QSPEs is reported in financing receivables or investment securities depending on its legal form. Variable interests in partnerships and corporate entities would be classified as either equity method or cost method investments.

In the ordinary course of business, we make equity investments in entities in which we are not the primary beneficiary, but may hold a variable interest such as limited partner equity interests or mezzanine debt investment. These investments totaled $2,871 million at year-end 2008 and are classified in two captions in our financial statements. At December 31, 2008, “Other assets” included investments in entities accounted for under either the equity method or the cost method, which totaled $1,897 million ($1,089 million at December 31, 2007). In addition, at December 31, 2008, we held financing receivables, included in note 6, totaling $974 million ($567 million at December 31, 2007) representing debt financing provided to these VIEs. Our maximum exposure to loss related to such entities at December 31, 2008, was $4,030 million ($2,559 million at December 31, 2007), and includes our investment in the unconsolidated VIEs and our contractual obligations to fund new investments by the entities. None of these investments is individually significant.

We transfer assets to QSPEs in the ordinary course of business as part of our ongoing securitization activities. In our securitization transactions, we transfer assets to a QSPE in exchange for cash, which is funded by beneficial interests issued by the QSPE to third parties and our retained interests in the assets transferred.

The financing receivables in our QSPEs have similar risks and characteristics to our on-book financing receivables and were underwritten to the same standard. Accordingly, the performance of these assets has been similar to our on-book financing receivables; however, the blended performance of the pools of receivables in our QSPEs reflects the eligibility screening requirements that we apply to determine which receivables are selected for sale. Therefore, the blended performance can differ from the on-book performance.

When we securitize financing receivables we retain interests in the transferred receivables in two forms: a seller’s interest in the assets of the QSPE, which we classify as financing receivables, and subordinated interests in the assets of the QSPE, which we classify as investment securities.

Other than those entities described above, we also hold passive investments in RMBS, CMBS and asset-backed securities issued by entities that may be either VIEs or QSPEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. As we have no formal involvement in such entities beyond our investment, we believe that the likelihood is remote that we would be required to consolidate them. Further information about such investments is provided in note 5.

Financing receivables transferred to securitization entities that remain outstanding and our retained interests in those financing receivables at December 31, 2008 and 2007, follows.

December 31 (In millions)	Equipment	(a)	Commercial real estate	Credit card receivables	Other assets	Total assets

2008
Asset amount outstanding	$13,298		$7,970	$26,046	$2,782	$50,096
Included within the amount above
are retained interests of:
Financing receivables(b)	−		–	3,802	–	3,802
Investment securities	148		16	4,806	61	5,031

2007
Asset amount outstanding	$15,566		$7,721	$26,248	$3,351	$52,886
Included within the amount above
are retained interests of:
Financing receivables(b)	−		–	3,455	–	3,455
Investment securities	112		113	3,922	32	4,179

(a)	Includes inventory floorplan receivables.
(b)	Uncertificated sellers interests.

(86)

Retained Interests in Securitization Transactions

When we transfer financing receivables, we determine the fair value of retained interests received as part of the securitization transaction in accordance with SFAS 157. Further information about how fair value is determined is presented in note 19. Retained interests in securitized receivables that are classified as investment securities are reported at fair value in each reporting period. These assets decrease as cash is received on the underlying financing receivables. Retained interests classified as financing receivables are accounted for the same as our on-book financing receivables.

Key assumptions used in measuring the fair value of retained interests classified as investment securities and the sensitivity of the current fair value to changes in those assumptions related to all outstanding retained interests at December 31, 2008 and 2007 were:

(In millions)	Equipment		Commercial real estate		Credit card receivables	Other assets

2008
Discount rate(a)		16.7%		54.2%	15.1%		13.4%
Effect of
10% adverse change		$(6)		$(1)	$(53)	$	−
20% adverse change		(12)		(2)	(105)		(1)

Prepayment rate(a)(b)		10.0%		1.5%	9.6%		43.8%
Effect of
10% adverse change		$(1)	$	−	$(60)		$–
20% adverse change		(1)		−	(118)		(1)

Estimate of credit losses(a)		0.4%		4.9%	16.2%		0.1%
Effect of
10% adverse change		$(1)	$	−	$(223)		$–
20% adverse change		(3)		−	(440)		–

Remaining weighted average
asset lives (in months)		20		70	10		3
Net credit losses		$4	$	−	$1,815	$	−
Delinquencies		27		−	1,833		8

2007
Discount rate(a)		12.3%		11.5%	14.8%		5.1%
Effect of
10% adverse change		$(3)		$(5)	$(36)	$	−
20% adverse change		(5)		(10)	(72)		−

Prepayment rate(a)(b)		9.5%		0.7%	10.8%		40.5%
Effect of
10% adverse change		$(1)	$	−	$(80)	$	−
20% adverse change		(1)		−	(148)		−

Estimate of credit losses(a)		0.3%		0.4%	9.0%		− %
Effect of
10% adverse change		$(1)	$	−	$(110)	$	−
20% adverse change		(1)		−	(222)		−

Remaining weighted average
lives (in months)		25		50	8		4
Net credit losses	$	−	$	−	$941	$	−
Delinquencies		−		−	1,514		2

(a)	Based on weighted averages.
(b)	Represented a payment rate on credit card receivables, inventory financing receivables (included within equipment) and trade receivables (included within other assets).

(87)

Activity related to retained interests classified as investment securities in our consolidated financial statements follows.

(In millions)	2008	2007	2006

Cash flows on transfers

Proceeds from new transfers	$6,655	$20,502	$19,288
Proceeds from collections reinvested in revolving period transfers	49,868	55,894	46,944
Cash flows on retained interests recorded as investment securities	3,764	3,370	2,948

Effect on GECC revenues from services
Net gain on sale	$963	$1,759	$1,187
Change in fair value on SFAS 155 retained interests	(113)	(102)	–
Other-than-temporary impairments	(29)	(18)	(37)

Derivative activities

The QSPEs use derivatives to manage interest rate risk between the assets and liabilities. At inception of the transaction, the QSPE will enter into derivative contracts to receive a floating rate of interest and pay a fixed rate with terms that effectively match those of the financial assets held. In some cases, we are the counterparty to such derivative contracts, in which case a second derivative is executed with a third party to substantially eliminate the exposure created by the first derivative. At December 31, 2008, the fair value of such derivative contracts was $205 million, ($72 million at December 31,2007). We have no other derivatives arrangements with QSPEs or other VIEs.

Servicing activities

As part of a securitization transaction, we may provide servicing in exchange for a market-based fee that is determined on principal balances. Where the fee does not represent market-based compensation for these services, a servicing asset or liability is recorded, as appropriate. The fair value of the servicing asset or liability is subject to credit, prepayment and interest rate risk. Servicing assets and liabilities are amortized to earnings in proportion to and over the period of servicing activity. The amount of our servicing assets and liabilities was insignificant at December 31, 2008 and 2007. We received servicing fees from QSPEs of $642 million, $566 million and $381 million in 2008, 2007 and 2006, respectively.

Where we provide servicing as an “Aaa” rated provider we are contractually permitted to commingle cash collected from customers on financing receivables sold to investors with our own cash prior to payment to a QSPE. At December 31, 2008, the balance owed to QSPEs from such collections and included in cash and equivalents was $4,446 million ($5,121 million at December 31, 2007). Balances owed by QSPE to GE at December 31, 2008, and included in other receivables, were $2,346 million, principally for receivable purchases ($3,507 million at December 31, 2007).

Note 22. Commitments and Guarantees

Commitments, including guarantees

GECAS had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $17,248 million and secondary orders with airlines for used aircraft of approximately $1,653 million at December 31, 2008.

At December 31, 2008, we were committed under the following guarantee arrangements beyond those provided on behalf of securitization entities. See note 21.

•
Credit support. We have provided $8,187 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, but possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $65 million for December 31, 2008.

(88)

•
Indemnification agreements. These are agreements that require us to fund up to $401 million under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset at termination of the lease. The liability for these indemnification agreements was $325 million at December 31, 2008. We had $1,703 million of other indemnification commitments arising primarily from sales of businesses or assets.

•
Contingent consideration. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2008, we had total maximum exposure for future estimated payments of $41 million, of which none was earned and payable.

Our guarantees are provided in the ordinary course of business. We underwrite these guarantees considering economic, liquidity and credit risk of the counterparty. We believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities for guarantees at estimated fair value, generally the amount of the premium received, or if we do not receive a premium, the amount based on appraisal, observed market values or discounted cash flows. Any associated expected recoveries from third parties are recorded as other receivables, not netted against the liabilities.

At December 31, 2008 and 2007, the likelihood that we will be called upon to perform on these guarantees is remote.

Note 23. Quarterly Information (Unaudited)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2008	2007	2008	2007	2008	2007	2008	2007

Total revenues	$17,123	$15,701	$18,149	$16,008	$17,624	$17,015	$15,098	$18,275
Earnings (loss) from
continuing operations
before income taxes	$2,562	$3,163	$2,796	$2,904	$1,675	$3,193	$(1,284)	$3,425
Benefit (provision) for
income taxes	(81)	(300)	(46)	(447)	413	15	1,979	(7)
Earnings from continuing
operations	2,481	2,863	2,750	2,457	2,088	3,208	695	3,418
Loss from
discontinued operations,
net of taxes	(46)	(384)	(336)	(249)	(169)	(1,367)	(153)	(131)
Net earnings	$2,435	$2,479	$2,414	$2,208	$1,919	$1,841	$542	$3,287

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2008, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Item 9B. Other Information.

Not applicable.

(89)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not required by this form.

Item 11. Executive Compensation.

Not required by this form.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not required by this form.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not required by this form.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services by KPMG LLP, in 2008 and 2007 were:

(In millions)	2008	2007

Type of fees
Audit fees	$34.9	$37.9
Audit-related fees	10.0	9.3
Tax fees	4.8	7.3
All other fees	−	–
Total	$49.7	$54.5

In the above table, in accordance with the SEC’s definitions and rules, “Audit fees” are fees we paid KPMG for professional services for the audit of our annual financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs; for the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects; for the attestation of management’s report on the effectiveness of internal control over financial reporting; and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements and internal control over financial reporting, including services in connection with assisting the company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations; “Tax fees” are fees for tax compliance, tax advice and tax planning; and “All other fees” are fees for any services not included in the first three categories.

(90)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Statement of Earnings for each of the years in the three-year period ended December 31, 2008
Statement of Changes in Shareowner’s Equity for each of the years in the three-year period ended December 31, 2008
Statement of Financial Position at December 31, 2008 and 2007
Statement of Cash Flows for each of the years in the three-year period ended December 31, 2008
Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2008 (pages 21 through 141), Exhibit 12(a) (Computation of Ratio of Earnings to Fixed Charges) and Exhibit 12(b) (Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends) of General Electric Company.

(a) 2.	Financial Statement Schedules

	Schedule I	Condensed financial information of registrant.

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibit Index

The exhibits listed below, as part of Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K of the U.S. Securities and Exchange Commission.

	Exhibit Number	Description

2(a)
Agreement and Plan of Merger dated June 25, 2001, between GECC and GECS Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of GECC’s Current Report on Form 8-K dated as of July 3, 2001 (Commission file number 1-6461)).

3(i)
A complete copy of the Certificate of Incorporation of GECC filed with the Office of the Secretary of State, State of Delaware on April 1, 2008 (Incorporated by reference to Exhibit 3(i) of GECC Form 10-Q Report for the quarterly period March 31, 2008 (Commission file number 1-6461)).

3(ii)
A complete copy of the Amended and Restated By-Laws of GECC as last amended on February 21, 2008, and currently in effect (Incorporated by reference to Exhibit 3(ii) of GECC’s Form 10-Q Report for the quarterly period ended March 31, 2008 (Commission file number 1-6461)).

4(a)
Amended and Restated General Electric Capital Corporation (GECC) Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 1-6461)).

4(b)
Third Amended and Restated Indenture dated as of February 27, 1997, between GECC and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 1-6461)).

(91)

4(c)
First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479 (Commission file number 1-6461)).

4(d)
Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(f) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-40880 (Commission file number 1-6461)).

4(e)
Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to GECC's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-100527 (Commission file number 1-6461)).

4(f)
Fourth Supplemental Indenture dated as of August 24, 2007, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(g) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 1-6461)).

4(g)
Fifth Supplemental Indenture dated as of December 2, 2008, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(h) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 1-6461)).

4(h)
Eighth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and The Bank of New York, as fiscal and paying agent, dated as of May 12, 2006 (Incorporated by reference to Exhibit 4(q) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 1-6461)).

4(i)
Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(r) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 1-6461)).

4(j)
Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference to Exhibit 4(s) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 1-6461)).

4(k)
Form of Global Medium-Term Note, Series G, Fixed Rate DTC Registered Note (Incorporated by reference to Exhibit 4(bb) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 1-6461)).

4(l)
Form of Global Medium-Term Note, Series G, Floating Rate DTC Registered Note (Incorporated by reference to Exhibit 4(cc) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 1-6461)).

4(m)	Form of GE Capital Fixed Rate InterNote (Incorporated by reference to Exhibit 4(pp) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 1-6461)).

4(n)
Form of Euro Medium-Term Note and Debt Security – Permanent Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(i) to General Electric Capital Services, Inc.'s Form 10-K Report for the year ended December 31, 2006 (Commission file number 0-14804)).

4(o)
Form of Euro Medium-Term Note and Debt Security – Permanent Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(j) to General Electric Capital Services, Inc.’s Form 10-K Report for the year ended December 31, 2006 (Commission file number 0-14804)).

4(p)
Form of Euro Medium-Term Note and Debt Security – Temporary Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(k) to General Electric Capital Services, Inc.’s Form 10-K Report for the year ended December 31, 2006 (Commission file number 0-14804)).

(92)

4(q)
Form of Euro Medium-Term Note and Debt Security – Temporary Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(l) to General Electric Capital Services, Inc.’s Form 10-K Report for the year ended December 31, 2006 (Commission file number 0-14804)).

4(r)
Form of Euro Medium-Term Note and Debt Security – Definitive Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(m) to General Electric Capital Services, Inc.’s Form 10-K Report for the year ended December 31, 2006 (Commission file number 0-14804)).

4(s)
Form of Euro Medium-Term Note and Debt Security – Definitive Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(n) to General Electric Capital Services, Inc.’s Form 10-K Report for the year ended December 31, 2006 (Commission file number 0-14804)).

4(t)
Master Agreement, Temporary Liquidity Guarantee Program dated December 1, 2008 between GECC and Federal Deposit Insurance Corporation (Incorporated by reference to Exhibit 4(oo) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 1-6461)).

4(u)
Letter from the Senior Vice President and Chief Financial Officer of General Electric Company to General Electric Capital Corporation (GECC) dated September 15, 2006, with respect to returning dividends, distributions or other payments to GECC in certain circumstances described in the Indenture for Subordinated Debentures dated September 1, 2006, between GECC and the Bank of New York, as successor trustee. (Incorporated by reference to Exhibit 4(c) to GECC’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, File No. 333-132807 (Commission file number 1-6461)).

4(v)
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.*

10
Eligible Entity Designation Agreement dated as of November 12, 2008 by and among the Federal Deposit Insurance Corporation, GECC and General Electric Company (Incorporated by reference to Exhibit 99(b) of General Electric Company’s Annual Report on Form 10-K (Commission file number 001-00035)).

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

99(a)
Income Maintenance Agreement dated March 28, 1991, between General Electric Company and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99(h) to GECC’s Registration Statement on Form S-3, File No. 333-100527 (Commission file number 1-6461)).

99(b)
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2008, (pages 21 through 141) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

* Filed electronically herewith.

(93)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant

General Electric Capital Corporation

Condensed Statement of Current and Retained Earnings

For the years ended December 31 (In millions)	2008	2007	2006

Revenues	$5,753	$6,578	$6,023

Expenses
Interest	10,833	11,793	8,018
Operating and administrative	5,344	3,166	3,543
Provision for losses on financing receivables	642	323	(721)
Depreciation and amortization	332	302	361
Total expenses	17,151	15,584	11,201

Loss before income taxes and equity in earnings of affiliates	(11,398)	(9,006)	(5,178)
Income tax benefit	4,446	3,385	1,428
Equity in earnings of affiliates	14,262	15,436	14,136

Net earnings	7,310	9,815	10,386
Dividends	(2,351)	(6,853)	(8,264)
Retained earnings at January 1(a)	40,513	37,551	35,506

Retained earnings at December 31	$45,472	$40,513	$37,628

(a)	2007 opening balance change reflects cumulative effect of change in accounting principle of $(77) million related to adoption of FSP FAS 13-2.

See accompanying notes.

(94)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Corporation

Condensed Statement of Financial Position

At December 31 (In millions, except share amounts)	2008	2007

Assets
Cash and equivalents	$9,406	$220
Investment securities	3,324	1,561
Financing receivables – net	74,472	70,079
Investment in and advances to affiliates	293,530	307,846
Property, plant and equipment – net	2,503	2,589
Other assets	25,511	16,450
Total assets	$408,746	$398,745

Liabilities and equity
Borrowings	$333,980	$328,859
Other liabilities	11,142	7,034
Deferred income taxes	5,395	1,622
Total liabilities	350,517	337,515

Common stock, $14 par value (4,166,000 shares authorized at December 31, 2008 and 2007, and 3,985,403 shares issued and outstanding at December 31, 2008 and 2007)	56	56
Accumulated gains (losses) – net
Investment securities	(2,013)	(25)
Currency translation adjustments	(1,337)	7,368
Cash flow hedges	(3,253)	(749)
Benefit plans	(367)	(105)
Additional paid-in capital	19,671	14,172
Retained earnings	45,472	40,513
Total shareowner's equity	58,229	61,230
Total liabilities and equity	$408,746	$398,745

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated other comprehensive income,” and was $(6,970) million and $6,489 million at December 31, 2008 and 2007, respectively.

See accompanying notes.

(95)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Corporation

Condensed Statement of Cash Flows

For the years ended December 31 (In millions)	2008	2007	2006

Cash used for operating activities	$(2,656)	$(7,745)	$(8,539)
Cash flows - investing activities
Increase in loans to customers	(120,812)	(124,551)	(128,222)
Principal collections from customers – loans	117,749	112,554	120,373
Investment in equipment for financing leases	(2,273)	(2,916)	(3,273)
Principal collections from customers – financing leases	5,155	4,193	1,739
Net change in credit card receivables	(648)	31	(28)
Additions to property, plant and equipment	(1,674)	(1,431)	(1,308)
Dispositions of property, plant and equipment	1,295	1,380	1,076
Payments for principal businesses purchased	(24,961)	(7,570)	(7,299)
Proceeds from principal business dispositions	4,654	1,699	386
Decrease (increase) in investment in and advances to affiliates	37,264	(10,099)	27
All other investing activities	(8,046)	1,809	(8,009)

Cash from (used for) investing activities	7,703	(24,901)	(24,538)

Cash flows - financing activities
Net increase(decrease) in borrowings (maturities of 90 days or less)	(14,782)	8,747	3,173
Newly issued debt:
Short-term (91-365 days)	13,080	820	750
Long-term (longer than one year)	49,940	65,709	64,877
Non-recourse, leveraged lease	−	12	247
Repayments and other debt reductions:
Short-term (91-365 days)	(44,535)	(36,164)	(30,955)
Long-term (longer than one year)	(2,306)	(318)	(558)
Non-recourse, leveraged lease	(409)	(431)	(337)
Dividends paid to shareowner	(2,351)	(6,695)	(7,904)
Redemption of preferred stock	−	–	(70)
Capital contributions from GECS	5,500	−	1,946
Other	2	17	−

Cash from financing activities	4,139	31,697	31,169

Increase (decrease) in cash and equivalents during year	9,186	(949)	(1,908)
Cash and equivalents at beginning of year	220	1,169	3,077
Cash and equivalents at end of year	$9,406	$220	$1,169

See accompanying notes.

(96)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Concluded)

General Electric Capital Corporation

Notes to Condensed Financial Statements

Financial statements presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Borrowings

Total long-term borrowings at December 31, 2008 and 2007, are shown below.

December 31 (Dollars in millions)	2008 Average rate(a)	Maturities	2008	2007

Senior notes	4.49%	2010-2055	$204,663	$195,062
Extendible notes	−	−	−	8,500
Subordinated notes(b)	5.48	2012-2037	2,567	3,014
Subordinated debentures(c)	6.00	2066-2067	7,315	8,064
			$214,545	$214,640

(a)	Based on year-end balances and year-end local currency interest rates, including the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.
(b)	Included $450 million of subordinated notes guaranteed by GE at December 31, 2008 and 2007.
(c)	Subordinated debenture receive rating agency equity credit and were hedged at issuance to USD equivalent of $7,725 million.

At December 31, 2008, maturities of long-term borrowings during the next five years, including the current portion of long-term debt, are $52,170 million in 2009, $45,317 million in 2010, $32,739 million in 2011, $34,436 million in 2012 and $17,227 million in 2013.

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. We take positions in view of anticipated behavior of assets, including prepayment behavior. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives.

Interest expense on the Condensed Statement of Current and Retained Earnings is net of interest income on loans and advances to majority owned affiliates of $4,350 million, $4,195 million and $5,216 million for 2008, 2007 and 2006, respectively.

Income taxes

General Electric Company files a consolidated U.S. federal income tax return which includes General Electric Capital Corporation. Income tax benefit includes our effect on the consolidated return.

(97)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Electric Capital Corporation

February 18, 2009	By: /s/ Michael A. Neal
Michael A. Neal
Chief Executive Officer

(98)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ Michael A. Neal	Chief Executive Officer	February 18, 2009
	Michael A. Neal	(Principal Executive Officer)

	/s/ Jeffrey S. Bornstein	Chief Financial Officer	February 18, 2009
	Jeffrey S. Bornstein	(Principal Financial Officer)

	/s/ Jamie S. Miller	Senior Vice President and Controller	February 18, 2009
	Jamie S. Miller	(Principal Accounting Officer)

	JEFFREY S. BORNSTEIN*	Director
	WILLIAM H. CARY*	Director
	KATHRYN A. CASSIDY*	Director
	JAMES A. COLICA*	Director
	PAMELA DALEY*	Director
	BRACKETT B. DENNISTON*	Director
	JEFFREY R. IMMELT*	Director
	JAMES W. IRELAND*	Director
	JOHN KRENICKI, JR.*	Director
	MICHAEL A. NEAL*	Director
	RONALD R. PRESSMAN*	Director
	JOHN G. RICE*	Director
	JOHN M. SAMUELS*	Director
	KEITH S. SHERIN*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Jamie S. Miller		February 18, 2009
Jamie S. Miller Attorney-in-fact

(99)