Form 10-Q
period 2009-03-31
GENERAL ELECTRIC CAPITAL CORP
filed 2009-05-01
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At April 30, 2009, 3,985,404 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document contains “forward-looking statements”- that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: the severity and duration of current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of U.S. and foreign government programs to restore liquidity and stimulate national and global economies; the impact of conditions in the financial and credit markets on the availability and cost of our funding and on our ability to reduce our asset levels and commercial paper exposure as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the soundness of other financial institutions with which we do business; the level of demand and financial performance of the major industries we serve, including, without limitation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended March 31
(In millions)	2009	2008

Revenues
Revenues from services (Note 3)	$13,336	$16,756
Sales of goods	273	367
Total revenues	13,609	17,123

Costs and expenses
Interest	5,090	6,079
Operating and administrative	3,858	4,532
Cost of goods sold	224	317
Investment contracts, insurance losses and insurance annuity benefits	73	143
Provision for losses on financing receivables	2,322	1,333
Depreciation and amortization	2,173	2,121
Total costs and expenses	13,740	14,525

Earnings (loss) from continuing operations before income taxes	(131)	2,598
Benefit (provision) for income taxes	1,155	(81)

Earnings from continuing operations	1,024	2,517
Loss from discontinued operations, net of
taxes (Note 2)	(3)	(46)
Net earnings	1,021	2,471
Less net earnings attributable to noncontrolling interests	50	36
Net earnings attributable to GECC	971	2,435
Dividends	−	(1,130)
Retained earnings at beginning of period	45,472	40,513
Retained earnings at end of period	$46,443	$41,818

Amounts attributable to GECC
Earnings from continuing operations	$974	$2,481
Loss from discontinued operations, net of taxes	(3)	(46)
Net earnings attributable to GECC	$971	$2,435

See accompanying notes.

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position
	March 31,	December 31,
(In millions)	2009	2008
	(Unaudited)
Assets
Cash and equivalents	$43,984	$36,430
Investment securities (Note 5)	20,584	19,318
Inventories	65	77
Financing receivables – net (Notes 6 and 7)	352,697	370,592
Other receivables	21,145	22,175
Property, plant and equipment, less accumulated amortization of $25,564
and $29,026	58,153	64,043
Goodwill (Note 8)	24,278	25,204
Other intangible assets – net (Note 8)	2,982	3,174
Other assets	87,154	84,201
Assets of businesses held for sale	−	10,556
Assets of discontinued operations (Note 2)	1,464	1,640
Total assets	$612,506	$637,410

Liabilities and equity
Short-term borrowings (Note 9)	$170,884	$188,601
Accounts payable	12,371	14,863
Long-term borrowings (Note 9)	318,293	321,755
Investment contracts, insurance liabilities and insurance annuity benefits	10,851	11,403
Other liabilities	22,811	30,629
Deferred income taxes	8,845	8,112
Liabilities of businesses held for sale	−	636
Liabilities of discontinued operations (Note 2)	737	799
Total liabilities	544,792	576,798

Capital stock	56	56
Accumulated other comprehensive income – net(a)
Investment securities	(2,053)	(2,013)
Currency translation adjustments	(4,361)	(1,337)
Cash flow hedges	(2,530)	(3,253)
Benefit plans	(359)	(367)
Additional paid-in capital	28,421	19,671
Retained earnings	46,443	45,472
Total GECC shareowner’s equity	65,617	58,229
Noncontrolling interests(b)	2,097	2,383
Total equity	67,714	60,612
Total liabilities and equity	$612,506	$637,410

(a)	The sum of accumulated other comprehensive income − net was $(9,303) million and $(6,970) million at March 31, 2009 and December 31, 2008, respectively.
(b)	Included accumulated other comprehensive income attributable to noncontrolling interests of $170 million and $204 million at March 31, 2009 and December 31, 2008, respectively.

See accompanying notes.

(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
	Three months ended March 31
(In millions)	2009	2008

Cash flows – operating activities
Net earnings attributable to GECC	$971	$2,435
Loss from discontinued operations	3	46
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	2,173	2,121
Increase (decrease) in accounts payable	(2,241)	780
Provision for losses on financing receivables	2,322	1,333
All other operating activities	(7,909)	(2,892)
Cash from (used for) operating activities – continuing operations	(4,681)	3,823
Cash from (used for) operating activities – discontinued operations	(28)	348
Cash from (used for) operating activities	(4,709)	4,171

Cash flows – investing activities
Additions to property, plant and equipment	(1,889)	(2,914)
Dispositions of property, plant and equipment	1,091	3,177
Increase in loans to customers	(50,012)	(88,376)
Principal collections from customers – loans	64,553	77,000
Investment in equipment for financing leases	(2,505)	(6,291)
Principal collections from customers – financing leases	4,332	4,581
Net change in credit card receivables	2,491	2,128
Payments for principal businesses purchased	(6,822)	(12,652)
Proceeds from principal business dispositions	8,846	4,305
All other investing activities	(1,457)	(1,747)
Cash from (used for) investing activities – continuing operations	18,628	(20,789)
Cash from (used for) investing activities – discontinued operations	30	(339)
Cash from (used for) investing activities	18,658	(21,128)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(20,000)	3,527
Newly issued debt
Short-term (91 to 365 days)	1,031	331
Long-term (longer than one year)	29,943	35,548
Non-recourse, leveraged lease	−	57
Repayments and other debt reductions
Short-term (91 to 365 days)	(23,491)	(18,380)
Long-term (longer than one year)	(1,771)	(2,336)
Non-recourse, leveraged lease	(395)	(348)
Dividends paid to shareowner	−	(1,130)
Capital contribution and share issuance	8,750	−
All other financing activities	(460)	633
Cash from (used for) financing activities – continuing operations	(6,393)	17,902
Cash from (used for) financing activities – discontinued operations	−	−
Cash from (used for) financing activities	(6,393)	17,902

Increase in cash and equivalents	7,556	945
Cash and equivalents at beginning of year	36,610	8,907
Cash and equivalents at March 31	44,166	9,852
Less cash and equivalents of discontinued operations at March 31	182	309
Cash and equivalents of continuing operations at March 31	$43,984	$9,543

See accompanying notes.

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our financial statements are prepared in conformity with the U.S. generally accepted accounting principles (GAAP). These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). See Note 1 to the consolidated financial statements in our 2008 Form 10-K which discusses our consolidation and financial statement presentation. We have reclassified certain prior-period amounts to conform to the current-period’s presentation.

All of the outstanding common stock of General Electric Capital Corporation (GE Capital or GECC) is owned by General Electric Capital Services, Inc. (GECS), all of whose common stock is owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our ultimate parent, but which we have agreed to actively manage and control. GECC includes Commercial Lending and Leasing (CLL), Consumer (formerly GE Money), Real Estate, Energy Financial Services and GE Commercial Aviation Services (GECAS). During the first quarter of 2009, we transferred Banque Artesia Nederland N.V. (Artesia) from CLL to Consumer. Details of total revenues and segment profit by operating segment can be found on page 33 of this report.

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

Accounting changes

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. See Note 10.

On January 1, 2009, we adopted SFAS 141(R), Business Combinations. This standard significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•
Acquired in-process research and development (IPR&D) is accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D was previously expensed at the time of the acquisition.

•
Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in operations. Contingent consideration was previously accounted for as a subsequent adjustment of purchase price.

•
Subsequent decreases in valuation allowances on acquired deferred tax assets are recognized in operations after the measurement period. Such changes were previously considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

(6)

•	Transaction costs are expensed. These costs were previously treated as costs of the acquisition.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies.

On January 1, 2009, we adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which requires us to make certain changes to the presentation of our financial statements. This standard requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($50 million and $36 million for the three months ended March 31, 2009 and 2008, respectively) and to include the accumulated amount of noncontrolling interests as part of shareowner’s equity ($2,097 million and $2,383 million at March 31, 2009 and December 31, 2008, respectively). The net earnings amounts we have previously reported are now presented as "Net earnings attributable to GECC". Similarly, in our presentation of shareowner’s equity, we distinguish between equity amounts attributable to GECC shareowner and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of shareowner’s equity. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

2. DISCONTINUED OPERATIONS

Discontinued operations comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), GE Life and Genworth Financial, Inc. (Genworth). Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the third quarter of 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. As a result, we recognized an after-tax loss of $908 million in 2007 and an incremental loss in 2008 of $361 million. In connection with the transaction, GE Money Japan reduced the proceeds on the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale may be increased or decreased based on the actual claims experienced in accordance with terms specified in the agreement, and will not be adjusted unless claims exceed approximately $2,800 million. Estimated claims are not expected to exceed those levels and are based on our historical claims experience and the estimated future requests, taking into consideration the ability and likelihood of customers to make claims and other industry risk factors. However, uncertainties around the status of laws and regulations and lack of certain information related to the individual customers make it difficult to develop a meaningful estimate of the aggregate claims exposure. We review our estimated exposure quarterly, and make adjustments when required. To date, there have been no adjustments to sale proceeds for this matter. GE Money Japan revenues from discontinued operations were $1 million and $290 million in the first quarters of 2009 and 2008, respectively. In total, GE Money Japan earnings (loss) from discontinued operations, net of taxes, were $4 million and $(37) million in the first quarters of 2009 and 2008, respectively.

(7)

WMC

During the fourth quarter of 2007, we completed the sale of our U.S. mortgage business. In connection with the transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. Reserves related to these obligations were $246 million at March 31, 2009, and $244 million at December 31, 2008. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans we originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. The amount of our current reserve represents our best estimate of losses with respect to our repurchase obligations. However, actual losses could exceed our reserve amount if actual claim rates, valid tenders or losses we incur on repurchased loans are higher than historically observed. WMC revenues from discontinued operations were $(7) million and $5 million in the first quarters of 2009 and 2008, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $6 million and $7 million in the first quarters of 2009 and 2008, respectively.

Summarized financial information for discontinued operations is shown below.

	Three months ended March 31
(In millions)	2009	2008

Operations
Total revenues	$(6)	$295

Loss from discontinued operations before income taxes	$(11)	$(78)
Income tax benefit	4	32
Loss from discontinued operations, net of taxes	$(7)	$(46)

Disposal
Gain on disposal before income taxes	$7	$	−
Income tax expense	(3)		−
Gain on disposal, net of taxes	$4	$	−

Loss from discontinued operations, net of taxes	$(3)		$(46)

	At
(In millions)	March 31, 2009	December 31, 2008

Assets
Cash and equivalents	$182	$180
Other assets	14	19
Other	1,268	1,441
Assets of discontinued operations	$1,464	$1,640

	At
(In millions)	March 31, 2009	December 31, 2008

Liabilities
Liabilities of discontinued operations	$737	$799

Assets at March 31, 2009 and December 31, 2008, were primarily comprised of a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business.

(8)

3.  REVENUES FROM SERVICES

Revenues from services are summarized in the following table.

(In millions)	Three months ended March 31
	2009	2008

Interest on loans	$5,045	$6,430
Equipment leased to others	3,473	3,795
Fees	1,159	1,332
Financing leases	901	1,149
Real estate investments	346	1,157
Associated companies	165	469
Investment income(a)	325	549
Net securitization gains	280	349
Other items(b)	1,642	1,526
Total	$13,336	$16,756

(a)	Included other-than-temporary impairments on investment securities of $141 million and $35 million in the first quarters of 2009 and 2008, respectively.
(b)
Included a gain on the sale of a limited partnership interest in Penske Truck Leasing Co., L.P. (PTL) and a related gain on the remeasurement of the retained investment to fair value totaling $296 million in the first quarter of 2009. See Note 13.

4.  INCOME TAXES

During the first quarter of 2009, following the change in our external credit ratings, funding actions taken and review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non-U.S. subsidiaries of GECC, on which we had previously provided deferred U.S. taxes, would be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion (to $52 billion), resulting in an income tax benefit of $700 million. Under applicable accounting rules, this tax benefit is recorded entirely in the first quarter tax provision and will not affect the tax provision for future quarters of 2009.

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

At
(In millions)	March 31, 2009	December 31, 2008

Unrecognized tax benefits	$3,538	$3,454
Portion that, if recognized, would reduce tax expense and
effective tax rate(a)	1,795	1,734
Accrued interest on unrecognized tax benefits	730	693
Accrued penalties on unrecognized tax benefits	65	65
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0−450	0−350
Portion that, if recognized, would reduce tax expense
and effective tax rate(a)	0−150	0−50

(a)	Some portion of such reduction might be reported as discontinued operations.

(9)

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

GE and GECC file a consolidated U.S. federal income tax return. The GECC provision for current tax expense includes its effect on the consolidated return. The effect of GECC on the consolidated liability is settled in cash as GE tax payments are due.

5. INVESTMENT SECURITIES

The vast majority of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to holders of guaranteed investment contracts.

(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

March 31, 2009
Debt
U.S. corporate	$5,779	$20	$(693)	$5,106
State and municipal	904	4	(269)	639
Residential mortgage-backed(a)	3,789	16	(1,044)	2,761
Commercial mortgage-backed	1,655	−	(604)	1,051
Asset-backed	2,561	1	(513)	2,049
Corporate – non-U.S.	705	7	(59)	653
Government – non-U.S.	1,195	4	(18)	1,181
U.S. government and federal agency	83	2	−	85
Retained interests(b)(c)	5,442	78	(100)	5,420
Equity
Available-for-sale	1,262	32	(79)	1,215
Trading	424	−	−	424
Total	$23,799	$164	$(3,379)	$20,584

December 31, 2008
Debt
U.S. corporate	$4,456	$54	$(637)	$3,873
State and municipal	915	5	(70)	850
Residential mortgage-backed(a)	4,228	9	(976)	3,261
Commercial mortgage-backed	1,664	−	(509)	1,155
Asset-backed	2,630	−	(668)	1,962
Corporate – non-U.S.	608	6	(23)	591
Government – non-U.S.	936	2	(15)	923
U.S. government and federal agency	26	3	−	29
Retained interests(b)	5,144	73	(136)	5,081
Equity
Available-for-sale	1,315	24	(134)	1,205
Trading	388	−	−	388
Total	$22,310	$176	$(3,168)	$19,318

(a)	Substantially collateralized by U.S. mortgages.
(b)
Included $1,904 million and $1,752 million of retained interests at March 31, 2009 and December 31, 2008, respectively, accounted for in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments. See Note 13.

(c)	Amortized cost and estimated fair value included $3 million of trading securities at March 31, 2009.

(10)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months		12 months or more
(In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

March 31, 2009
Debt
U.S. corporate	$641	$(111)	$1,399	$(582)
State and municipal	309	(182)	207	(87)
Residential mortgage-backed	260	(64)	1,728	(980)
Commercial mortgage-backed	94	(40)	955	(564)
Asset-backed	1,049	(147)	968	(366)
Corporate – non-U.S.	184	(32)	237	(27)
Government – non-U.S.	140	(1)	259	(17)
U.S. government and federal agency	−	−	−	−
Retained interests	1,496	(33)	325	(67)
Equity	125	(76)	4	(3)
Total	$4,298	$(686)	$6,082	$(2,693)

December 31, 2008
Debt
U.S. corporate	$1,152	$(397)	$1,253	$(240)
State and municipal	302	(21)	278	(49)
Residential mortgage-backed	1,216	(64)	1,534	(912)
Commercial mortgage-backed	285	(85)	870	(424)
Asset-backed	903	(406)	1,031	(262)
Corporate – non-U.S.	60	(7)	265	(16)
Government – non-U.S.	−	−	275	(15)
U.S. government and federal agency	−	−	−	−
Retained interests	1,246	(61)	238	(75)
Equity	200	(132)	6	(2)
Total	$5,364	$(1,173)	$5,750	$(1,995)

Of our residential mortgage-backed securities (RMBS) at March 31, 2009 and December 31, 2008, we had approximately $1,195 million and $1,284 million, respectively, of exposure to residential subprime credit, primarily supporting our guaranteed investment contracts, a majority of which have received investment-grade credit ratings from the major rating agencies. Of the total residential subprime credit exposure at March 31, 2009 and December 31, 2008, $1,027 million and $1,089 million, respectively, was insured by monoline insurers. Our subprime investment securities were collateralized primarily by pools of individual, direct mortgage loans, not other structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit related to investment securities with underlying loans originated in 2006 and 2005. At March 31, 2009 and December 31, 2008, we had approximately $784 million and $783 million, respectively, of exposure to commercial, regional and foreign banks, primarily relating to corporate debt securities, with associated unrealized losses of $142 million and $105 million, respectively.

We presently intend to hold our investment securities that are in an unrealized loss position at March 31, 2009, at least until we can recover their respective amortized cost. In reaching the conclusion that these investments are not other-than-temporarily impaired, consideration was given to research by our internal and third-party asset managers. With respect to corporate bonds, we placed greater emphasis on the credit quality of the issuers. With respect to RMBS and commercial mortgage-backed securities (CMBS), we placed greater emphasis on our expectations with respect to cash flows from the underlying collateral and, with respect to RMBS, we considered the availability of credit enhancements, principally monoline insurance.

(11)

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended March 31
(In millions)	2009	2008

Gains	$8	$52
Losses, including impairments	(146)	(38)
Net	$(138)	$14

In the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

Proceeds from investment securities sales and early redemptions by the issuer totaled $1,965 million and $310 million in the first quarters of 2009 and 2008, respectively, principally from the sales of short-term securities in our bank subsidiaries.

We recognized pre-tax gains on trading securities of $40 million and $220 million in the first quarters of 2009 and 2008, respectively. Investments in retained interests increased by $87 million and decreased by $75 million during the first quarters of 2009 and 2008, respectively, reflecting changes in fair value accounted for in accordance with SFAS 155.

6.  FINANCING RECEIVABLES

Financing receivables – net, consisted of the following.

	At
(In millions)	March 31, 2009	December 31, 2008

Loans, net of deferred income	$297,142	$308,821
Investment in financing leases, net of deferred income	61,247	67,077
	358,389	375,898
Less allowance for losses (Note 7)	(5,692)	(5,306)
Financing receivables – net(a)	$352,697	$370,592

(a)
Included $5,538 million and $6,461 million related to consolidated, liquidating securitization entities at March 31, 2009, and December 31, 2008, respectively. In addition, financing receivables at March 31, 2009 and December 31, 2008, included $2,877 million and $2,736 million, respectively, relating to loans that had been acquired and accounted for in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

(12)

We adopted SFAS 141(R) on January 1, 2009. As a result of this adoption, loans acquired in a business acquisition are recorded at fair value, which incorporates our estimate at the acquisition date of the credit losses over the remaining life of the portfolio. As a result, the allowance for loan losses is not carried over at acquisition. This may result in lower reserve coverage ratios prospectively. Details of financing receivables – net follow.

At
(In millions)	March 31, 2009	December 31, 2008

CLL(a)
Americas	$99,444	$104,462
Europe	40,527	36,972
Asia	14,528	16,683
Other	764	786
	155,263	158,903
Consumer(a)
Non-U.S. residential mortgages(b)	56,974	60,753
Non-U.S. installment and revolving credit	22,256	24,441
U.S. installment and revolving credit	25,286	27,645
Non-U.S. auto	15,343	18,168
Other	10,309	11,541
	130,168	142,548

Real Estate	45,373	46,735

Energy Financial Services	8,324	8,355

GECAS(c)	15,398	15,326

Other(d)	3,863	4,031
	358,389	375,898
Less allowance for losses	(5,692)	(5,306)
Total	$352,697	$370,592

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current period’s presentation.
(b)
At March 31, 2009, net of credit insurance, approximately 27% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At the origination date, loans with an adjustable rate were underwritten to the reset value.

(c)	Included loans and financing leases of $13,189 million and $13,078 million at March 31, 2009, and December 31, 2008, respectively, related to commercial aircraft at Aviation Financial Services.
(d)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

(13)

Individually impaired loans are defined by GAAP as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans follows.

At
(In millions)	March 31, 2009	December 31, 2008

Loans requiring allowance for losses	$4,138	$2,712
Loans expected to be fully recoverable	1,682	871
Total impaired loans	$5,820	$3,583

Allowance for losses	$908	$635
Average investment during the period	4,665	2,064
Interest income earned while impaired(a)	17	27

(a)	Recognized principally on cash basis.

7.  ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

(In millions)	Balance January 1, 2009	Provision charged to operations	Currency exchange	Other(a)	Gross write-offs	Recoveries	Balance March 31, 2009

CLL(b)
Americas	$824	$257	$(2)	$(8)	$(189)	$16	$898
Europe	288	106	(10)	(1)	(59)	3	327
Asia	163	50	(18)	7	(28)	4	178
Other	2	−	−	2	−	−	4

Consumer(b)
Non-U.S. residential
mortgages	383	237	(41)	4	(81)	24	526
Non-U.S. installment
and revolving credit	1,051	433	(62)	12	(493)	97	1,038
U.S. installment and
revolving credit	1,700	905	−	(229)	(695)	37	1,718
Non-U.S. auto	222	128	(12)	19	(160)	52	249
Other	226	73	(11)	(23)	(77)	11	199

Real Estate	301	110	(6)	−	(9)	−	396

Energy Financial
Services	58	10	−	(2)	−	−	66

GECAS	60	−	−	1	−	−	61

Other	28	13	−	1	(10)	−	32
Total	$5,306	$2,322	$(162)	$(217)	$(1,801)	$244	$5,692

(a)	Other primarily included the effects of securitization activity.
(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current period’s presentation.

(14)

(In millions)	Balance January 1, 2008	Provision charged to operations	Currency exchange	Other(a)	Gross write-offs	Recoveries	Balance March 31, 2008

CLL(b)
Americas	$451	$88	$1	$72	$(53)	$13	$572
Europe	230	38	13	(37)	(35)	6	215
Asia	226	19	15	42	(187)	2	117
Other	3	−	1	(1)	−	−	3

Consumer(b)
Non-U.S. residential
mortgages	246	31	10	1	(27)	20	281
Non-U.S. installment
and revolving credit	1,371	429	78	(1)	(617)	200	1,460
U.S. installment and
revolving credit	985	585	−	(161)	(505)	61	965
Non-U.S. auto	324	73	7	(39)	(150)	77	292
Other	167	54	14	−	(69)	17	183

Real Estate	168	(1)	2	15	(4)	−	180

Energy Financial
Services	19	1	−	2	−	−	22

GECAS	8	16	−	−	(1)	−	23

Other	18	−	−	1	(5)	−	14
Total	$4,216	$1,333	$141	$(106)	$(1,653)	$396	$4,327

(a)	Other primarily included the effects of securitization activity, dispositions and acquisitions.
(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current period’s presentation.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

At
(In millions)	March 31, 2009	December 31, 2008

Goodwill	$24,278	$25,204
Intangible assets subject to amortization	2,982	3,174
Total	$27,260	$28,378

(15)

Changes in goodwill balances follow.

	2009
(In millions)	CLL		Consumer		Real Estate	Energy Financial Services	GECAS	Total

Balance January 1	$12,321	(a)	$9,407	(a)	$1,159	$2,162	$155	$25,204
Acquisitions/acquisition accounting
adjustments	217		4		(7)	(4)	−	210
Dispositions, currency exchange
and other	(649)		(416)		(31)	(39)	(1)	(1,136)
Balance March 31	$11,889		$8,995		$1,121	$2,119	$154	$24,278

(a)	Reflected the transfer of Artesia during the first quarter of 2009, resulting in a related movement of beginning goodwill balance of $326 million.

The amount of goodwill related to new acquisitions recorded during the first quarter of 2009 was $125 million, all related to the acquisition of Interbanca S.p.A. (Interbanca) at CLL. During the first quarter of 2009, the goodwill balance increased by $85 million related to acquisition accounting adjustments to prior-year acquisitions. The most significant of these adjustments was an increase of $70 million associated with the 2008 acquisition of CitiCapital at CLL. Also during the first quarter of 2009, goodwill balances decreased $1,136 million, primarily as a result of the deconsolidation of PTL at CLL ($634 million) and the stronger U.S. dollar ($504 million).

We test goodwill for impairment annually and more frequently if circumstances warrant. Given the significant decline in GE’s stock price in the first quarter of 2009 and current market conditions in the financial services industry, we conducted an additional impairment analysis of the reporting units during the first quarter of 2009 using data as of December 31, 2008.

We determined fair values for each of the reporting units using an income approach. When available and as appropriate, we used comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates by applying the capital asset pricing model (i.e., to estimate the cost of equity financing) and analyzing published rates for industries relevant to our reporting units. We used discount rates that are commensurate with the risks and uncertainty inherent in the financial markets generally and in our internally developed forecasts. Discount rates used in these reporting unit valuations ranged from 11.5% to 13.0%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving financial services businesses.

Compared to the market approach, the income approach more closely aligns the reporting unit valuation to a company’s or business’ specific business model, geographic markets and product offerings, as it is based on specific projections of the business. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparables (or pure plays) is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult under the current market conditions to identify orderly transactions between market participants in similar financial services businesses. We assess the valuation methodology based upon the relevance and availability of data at the time of performing the valuation and weight the methodologies appropriately.

(16)

In performing the valuations, we updated cash flows to reflect management’s forecasts and adjusted discount rates to reflect the risks associated with the current market. Based on the results of our testing, the fair values of these reporting units exceeded their book values; therefore, the second step of the impairment test (in which fair value of each of the reporting units assets and liabilities are measured) was not required to be performed and no goodwill impairment was recognized. Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results, future business plans, economic projections and market data. Actual results may differ from forecasted results. While no impairment was noted in our step one impairment tests, goodwill in our Real Estate reporting unit may be particularly sensitive to further deterioration in economic conditions. If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible assets subject to amortization

	At
	March 31, 2009			December 31, 2008
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$2,005	$(894)	$1,111	$1,790	$(616)	$1,174
Patents, licenses and trademarks	563	(465)	98	564	(460)	104
Capitalized software	2,188	(1,523)	665	2,148	(1,463)	685
Lease valuations	1,716	(650)	1,066	1,761	(594)	1,167
All other	238	(196)	42	233	(189)	44
Total	$6,710	$(3,728)	$2,982	$6,496	$(3,322)	$3,174

Amortization expense related to intangible assets subject to amortization was $174 million and $195 million for the quarters ended March 31, 2009 and 2008, respectively.

(17)

9.  BORROWINGS

Borrowings are summarized in the following table.

At
(In millions)	March 31, 2009	December 31, 2008

Short-term borrowings

Commercial paper
U.S.
Unsecured(a)	$44,632	$57,665
Asset-backed(b)	3,518	3,652
Non-U.S.	7,772	9,033
Current portion of long-term debt(a)(c)	79,017	69,680
Bank deposits(d)(e)	25,770	29,634
Bank borrowings(f)	2,462	10,028
GE Interest Plus notes(g)	5,049	5,633
Other	2,664	3,276
Total	170,884	188,601

Long-term borrowings

Senior notes
Unsecured(a)(h)	296,475	300,172
Asset-backed(i)	4,518	5,002
Subordinated notes(j)	2,440	2,567
Subordinated debentures(k)	7,056	7,315
Bank deposits(l)	7,804	6,699
Total	318,293	321,755
Total borrowings	$489,177	$510,356

(a)
GE Capital had issued and outstanding, $73,990 million ($36,965 million commercial paper and $37,025 million long-term borrowings) and $35,243 million ($21,823 million commercial paper and $13,420 million long-term borrowings) of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at March 31, 2009 and December 31, 2008, respectively. GE Capital and GE are parties to an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of debt that is guaranteed by the FDIC.

(b)	Consists entirely of obligations of consolidated, liquidating securitization entities. See Note 6.
(c)	Included $283 million and $326 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at March 31, 2009, and December 31, 2008, respectively.
(d)	Included $12,352 million and $11,793 million of deposits in non-U.S. banks at March 31, 2009, and December 31, 2008, respectively.
(e)	Included certificates of deposits distributed by brokers of $13,418 million and $17,841 million at March 31, 2009, and December 31, 2008, respectively.
(f)	Term borrowings from banks with a remaining term to maturity of less than 12 months.
(g)	Entirely variable denomination floating rate demand notes.
(h)	Included borrowings from GECS affiliates of $1,008 million and $1,006 million at March 31, 2009, and December 31, 2008, respectively.
(i)	Included $1,422 million and $2,104 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at March 31, 2009, and December 31, 2008, respectively. See Note 6.
(j)	Included $450 million of subordinated notes guaranteed by GE at March 31, 2009, and December 31, 2008.
(k)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.
(l)	Entirely certificates of deposits distributed by brokers with maturities greater than one year.

(18)

10.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs.

The following describes the valuation methodologies we use to measure non-financial instruments accounted for at fair value on a non-recurring basis. For valuation methodologies relating to financial instruments and non-financial instruments accounted for at fair value on a recurring basis and financial instruments accounted for on a non-recurring basis, see Note 19 to the consolidated financial statements in our 2008 Form 10-K.

Investments in subsidiaries and formerly consolidated subsidiaries

Upon a change in control that results in consolidation or deconsolidation of a subsidiary, a fair value measurement may be required if we held a noncontrolling investment in the entity and obtain control or sell a controlling interest and retain a noncontrolling stake in the entity. Such investments are valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate. In applying these methodologies, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

Long-lived assets

Long-lived assets, including aircraft and real estate, may be measured at fair value if such assets are held for sale or when there is a determination that the asset is impaired. The determination of fair value is based on the best information available, including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets and independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $7,790 million and $8,190 million at March 31, 2009 and December 31, 2008, respectively, supporting obligations to holders of guaranteed investment contracts. Such securities are mainly investment grade. Also included are retained interests in securitizations totaling $5,420 million and $5,081 million at March 31, 2009 and December 31, 2008, respectively.

(19)

(In millions)	Level 1		Level 2	Level 3	FIN 39 netting(a)		Net balance
March 31, 2009

Assets
Investment securities		$2,976	$8,482	$9,126	$	−	$20,584
Derivatives(b)		–	15,601	580		(6,357)	9,824
Other(c)		–	889	512		–	1,401
Total		$2,976	$24,972	$10,218		$(6,357)	$31,809

Liabilities
Derivatives	$	−	$9,518	$230		$(6,524)	$3,224
Other		–	924	–		–	924
Total	$	−	$10,442	$230		$(6,524)	$4,148

December 31, 2008

Assets
Investment securities	$1,602	$8,086	$9,630	$–	$19,318
Derivatives(b)	–	17,721	544	(7,054)	11,211
Other(c)	−	288	551	–	839
Total	$1,602	$26,095	$10,725	$(7,054)	$31,368

Liabilities
Derivatives	$2	$10,810	$162	$(7,218)	$3,756
Other	–	323	–	–	323
Total	$2	$11,133	$162	$(7,218)	$4,079

(a)
FASB Interpretation (FIN) 39, Offsetting of Amounts Related to Certain Contracts, permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(b)
The fair value of derivatives included an adjustment for non-performance risk. At March 31, 2009 and December 31, 2008, the cumulative adjustment was a gain of $167 million and $164 million, respectively.

(c)	Included private equity investments and loans designated under the fair value option.

(20)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2009 and 2008. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.

Changes in Level 3 instruments for the three months ended March 31, 2009

(In millions)	January 1, 2009	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated other comprehensive income	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	March 31, 2009	Net change in unrealized gains (losses) relating to instruments still held at March 31, 2009(c)

Investment securities	$9,630	$283	$(210)	$7	$(584)	$9,126	$110
Derivatives(d)(e)	401	25	(44)	(7)	23	398	(15)
Other	551	(10)	(18)	(11)	−	512	(19)
Total	$10,582	$298	$(272)	$(11)	$(561)	$10,036	$76

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.
(d)	Earnings from Derivatives were more than offset by $30 million in losses from related derivatives included in Level 2 and $10 million in losses from qualifying fair value hedges.
(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $48 million not reflected in the fair value hierarchy table.

(21)

Changes in Level 3 instruments for the three months ended March 31, 2008

(In millions)	January 1, 2008	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated other comprehensive income	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)		March 31, 2008	Net change in unrealized gains (losses) relating to instruments still held at March 31, 2008(c)

Investment securities	$8,329	$154	$(102)	$513	$	−	$8,894	$(37)
Derivatives(d)(e)	200	275	57	(43)		−	489	260
Other	689	(18)	33	10		−	714	(18)
Total	$9,218	$411	$(12)	$480	$	−	$10,097	$205

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. No transfers occurred during the first quarter of 2008.
(c)	Represented the amount of unrealized gains or losses for the period included in earnings.
(d)	Earnings from Derivatives were more than offset by $141 million in losses from related derivatives included in Level 2 and $148 million in losses from qualifying fair value hedges.
(e)	Represented derivative assets net of derivative liabilities and includes cash accruals of $11 million not reflected in the fair value hierarchy table.

Non-Recurring Fair Value Measurements

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are certain loans that are written down to fair value when they are held for sale or when they are written down to the fair value of their underlying collateral when deemed impaired, cost and equity method investments that are written down to fair value when their declines are determined to be other-than-temporary, long-lived assets that are written down to fair value when they are held for sale or determined to be impaired, the remeasurement of retained investments in former consolidated subsidiaries, and the remeasurement of previous equity interests upon acquisition of a controlling interest. At March 31, 2009 and December 31, 2008, these assets totaled $240 million and $48 million, identified as Level 2, and $10,460 million and $3,100 million, identified as Level 3, respectively.

The following table represents the fair value adjustments to assets still held at March 31, 2009 and March 31, 2008.

	Three months ended March 31
(In millions)	2009	2008

Financing receivables and loans held for sale	$(324)	$(155)
Cost and equity method investments	(224)	(66)
Long-lived assets(a)	(128)	(26)
Retained investments in formerly consolidated subsidiaries(a)	226	–
Total	$(450)	$(247)

(a)	SFAS 157 was adopted for non-financial assets valued on a non-recurring basis as of January 1, 2009.

(22)

11. DERIVATIVES AND HEDGING

On January 1, 2009, we adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133. The standard supplements the required disclosures provided under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, with additional qualitative and quantitative information. Accordingly, the disclosures that follow should be read in the context of our existing disclosure in Note 20 to the consolidated financial statements in our 2008 Form 10-K.

We use derivatives for risk management purposes. As a matter of policy, we do not use derivatives for speculative purposes. A key risk management objective for our financial services businesses is to mitigate interest rate and currency risk by ensuring that the characteristics of the debt match the assets they are funding. If the form (fixed versus floating) and currency denomination of the debt we issue do not match the related assets, we execute derivatives to adjust the nature and tenor of debt funding to meet this objective. The determination of whether a derivative is necessary to achieve this objective depends on customer needs for specific types of financing and market factors affecting the type of debt we can issue.

Of the outstanding notional amount of $340,000 million, approximately 99%, or $338,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivatives activity primarily relates to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases. These activities are designated as hedges in accordance with SFAS 133, when practicable. When it is not possible to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings currently, the derivatives are accounted for as economic hedges where hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the underlying, the economic hedge does not require hedge accounting.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges under SFAS 133 and those that are not.

	At March 31, 2009
	Fair value
(In millions)	Assets	Liabilities

Derivatives accounted for as hedges under SFAS 133
Interest rate contracts	$7,789	$4,622
Currency exchange contracts	5,295	3,103
Other contracts	71	−
	13,155	7,725

Derivatives not accounted for as hedges under SFAS 133
Interest rate contracts	1,129	1,168
Currency exchange contracts	1,660	739
Other contracts	237	116
	3,026	2,023
FIN 39 netting adjustment(a)	(6,357)	(6,524)

Total	$9,824	$3,224

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
FIN 39 permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty credit risk. At March 31, 2009 and December 31, 2008, the cumulative adjustment for non-performance risk was a gain of $167 million and $164 million, respectively.

(23)

Earnings effects of derivatives on the Statement of Current and Retained Earnings

For relationships designated as fair value hedges, which relate entirely to hedges of debt, changes in fair value of the derivatives are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. Through March 31, 2009, such adjustments increased the carrying amount of debt outstanding by $7,181 million. The following table provides information about the earnings effects of our fair value hedging relationships for the three months ended March 31, 2009.

		Three months ended March 31, 2009
(In millions)	Financial statement caption	Gain (loss) on hedging derivatives	Gain (loss) on hedged items

Interest rate contracts	Interest	$(937)	$986
Currency exchange contracts	Interest	(967)	949

Fair value hedges resulted in $31 million of ineffectiveness of which $(27) million reflects amounts excluded from the assessment of effectiveness.

For derivatives that are designated in a cash flow hedging relationship, the effective portion of the change in fair value of the derivative is reported in the cash flow hedges subaccount of accumulated other comprehensive income (AOCI) and reclassified into earnings contemporaneously with the earnings effects of the hedged transaction. Earnings effects of the derivative and the hedged item are reported in the same caption in the Statement of Current and Retained Earnings. Hedge ineffectiveness and components of changes in fair value of the derivative that are excluded from the assessment of effectiveness are recognized in earnings each reporting period.

For derivatives that are designated as hedges of net investment in a foreign operation, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded in the currency translation adjustments subaccount of AOCI until such time as the foreign entity is substantially liquidated or sold. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, are excluded from the effectiveness assessment and are recorded currently in earnings.

(24)

The following tables provide additional information about the financial statement effects related to our cash flow hedges and net investment hedges for the three months ended March 31, 2009.

(In millions)	Gain (loss) recognized in OCI	Financial statement caption	Gain (loss) reclassified from AOCI into earnings

Cash flow hedges
Interest rate contracts	$141	Interest	$(487)
Currency exchange contracts	569	Interest	(1)
		Revenues from services	(269)
Commodity contracts	1

Total	$711		$(757)

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA

Net investment hedges
Currency exchange contracts	$2,326	Revenues from services	$(39)

Of the total pre-tax amount recorded in AOCI, $4,247 million related to cash flow hedges of forecasted transactions of which we expect to transfer $1,922 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In the first quarter of 2009, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At March 31, 2009, the maximum term of derivative instruments that hedge forecasted transactions was 27 years and related to hedges of anticipated interest payments associated with external debt.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivative that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts totaled $(7) million for the three months ended March 31, 2009, and primarily appear in Revenues from services. Ineffectiveness from net investment hedges was $(390) million, which primarily relates to changes in value of the forward points that under our hedge accounting designations are excluded from the assessment of effectiveness and recorded directly into earnings. These amounts appear in the “Interest” caption in the Statement of Current and Retained Earnings.

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other market risks. Gains or losses related to the derivative are recorded in predefined captions in the Statement of Current and Retained Earnings, typically “Revenues from services”, based on our accounting policy. In general, the earnings effects of the item that represents the economic risk exposure is recorded in the same caption as the derivative. Losses for the first quarter of 2009 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $(13) million, related to interest rate contracts of $148 million, currency exchange contracts of $(206) million and equity, credit and commodity derivatives of $45 million.

(25)

Counterparty credit risk

To lower our exposure to credit risk, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require assignment or termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require assignment or termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net derivative liability subject to these provisions was approximately $1,810 million at March 31, 2009. In addition to these provisions, we also have collateral arrangements that provide us with the right to hold collateral (cash or U.S. Treasury or other highly-rated securities) when the current market value of derivative contracts exceeds a specified limit. We also have a limited number of such collateral agreements under which we must post collateral. Under these agreements and in the normal course of business, the fair value of collateral posted by counterparties at March 31, 2009 was approximately $8,250 million, of which $131 million was held in cash and $8,119 million represented pledged securities. The fair value of collateral posted by us was approximately $1,021 million, of which $34 million was cash and $987 million represented securities repledged.

More information regarding our counterparty credit risk and master agreements can be found in Note 20 to the consolidated financial statements in our 2008 Form 10-K.

Guarantees of derivatives

We do not sell credit default swaps; however, as part of our risk management services, we provide certain performance guarantees to third-party financial institutions related to plain vanilla interest rate swaps on behalf of some customers related to variable rate loans we have extended to them. The fair value of such guarantees was $30 million at March 31, 2009. The aggregate fair value of customer derivative contracts in a liability position at March 31, 2009, was $363 million before consideration of any offsetting effect of collateral. At March 31, 2009, collateral value was sufficient to cover the loan amount and the fair value of the customer’s derivative, in the event we had been called upon to perform under the derivative. Given our strict underwriting criteria, we believe the likelihood that we will be required to perform under these guarantees is remote.

12.  SHAREOWNER’S EQUITY

A summary of increases (decreases) in GECC shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended March 31
(In millions)	2009	2008

Net earnings attributable to GECC	$971	$2,435
Investment securities – net	(40)	(501)
Currency translation adjustments – net	(3,024)	1,109
Cash flow hedges – net	723	(1,678)
Benefit plans – net	8	13
Total	$(1,362)	$1,378

Changes to noncontrolling interests during the first quarter of 2009 resulted from net earnings ($50 million), dividends ($(27) million), the effects of deconsolidating PTL ($(331) million), accumulated other comprehensive income ($(34) million) and other ($56 million). Changes to the individual components of accumulated other comprehensive income attributable to noncontrolling interests were insignificant.

During the first quarter of 2009, GE made a $9,500 million capital contribution to GECS, of which GECS subsequently contributed $8,250 million to us. In addition, we issued one share of common stock (par value $14) to GECS for $500 million.

(26)

13.  OFF-BALANCE SHEET ARRANGEMENTS

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

Investors in these entities only have recourse to the assets owned by the entity and not to our general credit, unless noted below. We did not provide non-contractual support to any consolidated VIE, unconsolidated VIE or QSPE in the three months ended March 31, 2009. We do not have implicit support arrangements with any VIE or QSPE.

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

Consolidated Variable Interest Entities

For additional information about our consolidated VIEs, see Note 21 to the consolidated financial statements in our 2008 Form 10-K. Consolidated VIEs at March 31, 2009 and December 31, 2008 follow:

	At
	March 31, 2009		December 31, 2008
(In millions)	Assets	Liabilities	Assets	Liabilities

Consolidated, liquidating securitization entities(a)	$3,813	$3,665	$4,000	$3,868
Trinity(b)	8,348	10,747	9,192	11,623
Penske Truck Leasing Co., L.P. (PTL)(c)	–	–	7,444	1,339
Other(d)	3,523	2,394	4,503	3,329
	$15,684	$16,806	$25,139	$20,159

(a)
If the short-term credit rating of GE Capital or these entities were reduced below A–1/P–1, we could be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we could be required to provide in the event of such a downgrade is determined by contract, and totaled $3,420 million at March 31, 2009. The borrowings of these entities are reflected in our Statement of Financial Position.

(b)
If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide approximately $3,224 million to such entities as of March 31, 2009, pursuant to letters of credit issued by GE Capital. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GE Capital could be required to provide such excess amount. The borrowings of these entities are reflected in our Statement of Financial Position.

(c)
In the first quarter of 2009, we sold a 1% limited partnership interest in PTL, a previously consolidated VIE, to Penske Truck Leasing Corporation, the general partner of PTL, whose majority shareowner is a member of GE’s Board of Directors.The disposition of the shares, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights, resulted in the deconsolidation of PTL. We recognized a pre-tax gain on the sale of $296 million, including a gain on the remeasurement of our retained investment of $189 million. The measurement of the fair value of our retained investment in PTL was based on a methodology that incorporated both discounted cash flow information and market data. In applying this methodology, we utilized different sources of information, including actual operating results, future business plans, economic projections and market observable pricing multiples of similar businesses. The resulting fair value reflected our position as a noncontrolling shareowner at the conclusion of the transaction.

(d)
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

(27)

Unconsolidated Variable Interest Entities

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

In the ordinary course of business, we make investments in entities in which we are not the primary beneficiary, but may hold a variable interest such as limited partner equity interests or mezzanine debt investment. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables” for debt financing provided to these entities.

Investments in unconsolidated VIEs at March 31, 2009 and December 31, 2008 follow:

	At
(In millions)	March 31, 2009	December 31, 2008

Other assets(a)	$8,257	$1,897
Financing receivables	642	974
Total investment	8,899	2,871
Contractual obligations to fund new investments	1,460	1,159
Maximum exposure to loss	$10,359	$4,030

(a)	At March 31, 2009, our remaining investment in PTL of $6,108 million comprised a 49.9% partnership interest of $935 million and loans and advances of $5,173 million.

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

Securitization Activities

We transfer assets to QSPEs in the ordinary course of business as part of our ongoing securitization activities. In our securitization transactions, we transfer assets to a QSPE and receive a combination of cash and retained interests in the assets transferred. The QSPE sells beneficial interests in the assets transferred to third-party investors, to fund the purchase of the assets.

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

(28)

Financing receivables transferred to securitization entities that remained outstanding and our retained interests in those financing receivables at March 31, 2009 and December 31, 2008 follow.

(In millions)	Equipment	(a)	Commercial real estate	Credit card receivables	Other assets	Total assets

March 31, 2009
Asset amount outstanding	$13,365		$7,758	$23,049	$2,234	$46,406
Included within the amount above are
retained interests of:
Financing receivables(b)	−		−	2,364	−	2,364
Investment securities	139		14	5,179	46	5,378

December 31, 2008
Asset amount outstanding	$13,298		$7,970	$26,046	$2,782	$50,096
Included within the amount above are
retained interests of:
Financing receivables(b)	−		–	3,802	–	3,802
Investment securities	148		16	4,806	61	5,031

(a)	Included inventory floorplan receivables.
(b)	Uncertificated seller’s interests.

Retained Interests in Securitization Transactions

When we transfer financing receivables, we determine the fair value of retained interests received as part of the securitization transaction in accordance with SFAS 157. Further information about how fair value is determined is presented in Note 10. Retained interests in securitized receivables that are classified as investment securities are reported at fair value in each reporting period. These assets decrease as cash is received on the underlying financing receivables. Retained interests classified as financing receivables are accounted for in a similar manner to our on-book financing receivables.

(29)

Key assumptions used in measuring the fair value of retained interests classified as investment securities and the sensitivity of the current fair value to changes in those assumptions related to all outstanding retained interests at March 31, 2009 and December 31, 2008 follow.

(In millions)	Equipment		Commercial real estate		Credit card receivables	Other assets

March 31, 2009
Discount rate(a)		14.0%		58.9%	13.9%		8.7%
Effect of
10% adverse change		$(4)		$(1)	$(56)	$	−
20% adverse change		(7)		(2)	(110)		−

Prepayment rate(a)(b)		9.5%		1.6%	9.2%		40.7%
Effect of
10% adverse change	$	−	$	−	$(82)	$	−
20% adverse change		(1)		−	(157)		−

Estimate of credit losses(a)		0.5%		5.4%	13.9%		0.2%
Effect of
10% adverse change	$	−	$	−	$(189)	$	−
20% adverse change		(1)		−	(371)		−

Remaining weighted average
asset lives (in months)		19		81	10		2
Net credit losses for the quarter		$5	$	−	$446	$	−
Delinquencies		54		−	1,326		−

December 31, 2008
Discount rate(a)		16.7%		54.2%	15.1%		13.4%
Effect of
10% adverse change		$(6)		$(1)	$(53)	$	−
20% adverse change		(12)		(2)	(105)		(1)

Prepayment rate(a)(b)		10.0%		1.5%	9.6%		43.8%
Effect of
10% adverse change		$(1)	$	−	$(60)		$–
20% adverse change		(1)		−	(118)		(1)

Estimate of credit losses(a)		0.4%		4.9%	16.2%		0.1%
Effect of
10% adverse change		$(1)	$	−	$(223)		$–
20% adverse change		(3)		−	(440)		–

Remaining weighted average
asset lives (in months)		20		70	10		3
Net credit losses for the year		$4	$	−	$1,512	$	−
Delinquencies		27		−	1,833		8

(a)	Based on weighted averages.
(b)	Represented a payment rate on credit card receivables, inventory financing receivables (included within equipment) and trade receivables (included within other assets).

(30)

Activity related to retained interests classified as investment securities in our consolidated financial statements for the three months ended March 31, 2009 and 2008 follows.

	Three months ended March 31
(In millions)	2009		2008

Cash flows on transfers

Proceeds from new transfers	$	−	$1,323
Proceeds from collections reinvested in revolving period transfers		11,227	14,700
Cash flows on retained interests recorded as investment securities		879	849

Effect on Revenues from services
Net gain on sale		$280	$349
Change in fair value on SFAS 155 retained interests		87	(75)
Other-than-temporary impairments		(8)	(1)

Derivative activities

Our QSPEs use derivatives to eliminate interest rate risk between the assets and liabilities. At inception of the transaction, the QSPE will enter into derivative contracts to receive a floating rate of interest and pay a fixed rate with terms that effectively match those of the financial assets held. In some cases, we are the counterparty to such derivative contracts, in which case a second derivative is executed with a third party to substantially eliminate the exposure created by the first derivative. At March 31, 2009, the fair value of such derivative contracts was $189 million, ($205 million at December 31, 2008). We have no other derivatives arrangements with QSPEs or other VIEs.

Servicing activities

The amount of our servicing assets and liabilities was insignificant at March 31, 2009 and December 31, 2008. We received servicing fees from QSPEs of $155 million and $164 million, respectively, for the three months ended March 31, 2009 and 2008.

At March 31, 2009 and December 31, 2008, accounts payables included $4,069 million and $4,446 million, respectively, representing obligations to QSPEs for collections received in our capacity as servicer from obligors of QSPEs.

Included in other receivables at March 31, 2009 and December 31, 2008, were $2,564 million and $2,346 million, respectively, relating to amounts owed by QSPEs to GE, principally for the purchase of financial assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Results of Operations

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules. For such measures, we have provided supplemental explanations and reconciliations in Exhibit 99 to this Form 10-Q Report.

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations attributable to GECC simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our condensed, consolidated financial statements relates to continuing operations unless otherwise indicated.

(31)

Overview

Revenues for the first quarter of 2009 were $13.6 billion, a $3.5 billion (21%) decrease from the first quarter of 2008. Revenues for the first quarters of 2009 and 2008 included $0.7 billion and $0.2 billion of revenue from acquisitions, respectively, and in 2009 were reduced by $0.7 billion as a result of dispositions. Revenues for the quarter also decreased $3.4 billion compared with the first quarter of 2008 as a result of organic revenue declines and the stronger U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $1.0 billion, down 61% from $2.5 billion in the first quarter of 2008.

Overall, acquisitions contributed $0.7 billion and $1.1 billion to total revenues in the first quarters of 2009 and 2008, respectively. Our earnings in both the first quarter of 2009 and 2008 included approximately $0.1 billion, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.1 billion in the first quarter of 2009 compared with higher revenues of $0.4 billion in the first quarter of 2008. The effect of dispositions on earnings was an increase of $0.3 billion in both the first quarter of 2009 and 2008.

The most significant acquisitions affecting results in the first quarter of 2009 were CitiCapital and Interbanca S.p.A. at Commercial Lending and Leasing (CLL) and Bank BPH at Consumer (formerly GE Money).

The provision for income taxes was a benefit of $1.2 billion for the first quarter of 2009 (effective tax rate of 881.7%), compared with $0.1 billion expense for the first quarter of 2008 (effective tax rate of 3.1%). The first quarter 2009 tax benefit when compared to the pre-tax loss results in a positive rate for the quarter. The tax rate increased primarily because of a reduction of income in higher-taxed jurisdictions. This had the effect of increasing the relative impact of tax benefits from lower-taxed global operations. In addition, there were increased benefits from lower taxed-global operations including management’s decision (discussed below) in the first quarter to indefinitely reinvest prior year earnings outside the U.S., partially offset by increased expense to adjust the first quarter tax rate to the expected full year rate.

During the first quarter of 2009, following the change in our external credit ratings, funding actions taken and our continued review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non-U.S. subsidiaries of General Electric Capital Corporation (GECC), on which we had previously provided deferred U.S. taxes, would now be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion (to $52 billion), resulting in an income tax benefit of $0.7 billion. Under applicable accounting rules, this tax benefit is recorded entirely in the first quarter tax provision and will not affect the tax provision for future quarters of 2009.

Segment Operations

Operating segments comprise our five businesses focused on the broad markets they serve: CLL, Consumer, Real Estate, Energy Financial Services and GE Commercial Aviation Services (GECAS). The Chairman allocates resources to, and assesses the performance of, these five businesses. We also provide a one-line reconciliation to GECC-only results, the most significant component of these reconciliations is the exclusion of the results of businesses which are not subsidiaries of GECC but instead are direct subsidiaries of General Electric Capital Services (GECS). In addition to providing information on GECS segments in their entirety, we have also provided supplemental information for the geographic regions within the CLL segment for greater clarity.

GECC corporate items and eliminations include the effects of eliminating transactions between operating segments; results of our run-off insurance operations remaining in continuing operations attributable to GECC; underabsorbed corporate overhead; certain non-allocated amounts determined by the Chairman; and a variety of sundry items. GECC corporate items and eliminations is not an operating segment. Rather, it is added to operating segment totals to reconcile to consolidated totals on the financial statements.

(32)

Segment profit is determined based on internal performance measures used by the Chairman to assess the performance of each business in a given period. In connection with that assessment, the Chairman may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology and product development costs; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team.

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations, earnings attributable to noncontrolling interests and accounting changes. Segment profit, which we sometimes refer to as “net earnings”, includes interest and income taxes.

We have reclassified certain prior-period amounts to conform to the current period’s presentation.

Summary of Operating Segments

	Three months ended March 31 (Unaudited)
(In millions)	2009	2008
Revenues
CLL(a)	$5,578	$6,606
Consumer(a)	4,747	6,440
Real Estate	975	1,883
Energy Financial Services	644	770
GECAS	1,144	1,270
Total segment revenues	13,088	16,969
GECC corporate items and eliminations	623	308
Total revenues	13,711	17,277
Less portion of revenues not included in GECC	(102)	(154)
Total revenues in GECC	$13,609	$17,123

Segment profit
CLL(a)	$222	$688
Consumer(a)	727	991
Real Estate	(173)	476
Energy Financial Services	75	133
GECAS	268	391
Total segment profit	1,119	2,679
GECC corporate items and eliminations(b)(c)	(108)	(175)
Less portion of segment profit not included in GECC	(37)	(23)
Earnings from continuing operations attributable to GECC	974	2,481
Loss from discontinued operations, net of taxes, attributable to GECC	(3)	(46)
Total net earnings attributable to GECC	$971	$2,435

(a)	During the first quarter of 2009, we transferred Banque Artesia Nederland N.V. (Artesia) from CLL to Consumer. Prior-period amounts were reclassified to conform to the current period’s presentation.
(b)	Included restructuring and other charges of $0.1 billion in both the first three months of 2009 and 2008, primarily related to CLL and Consumer.
(c)	Included $0.1 billion during the first three months of 2009, of net earnings compared with an insignificant amount of losses during the first three months of 2008, related to our treasury operations.

See accompanying notes to consolidated financial statements.

(33)

CLL

	Three months ended March 31
(In millions)	2009	2008

Revenues	$5,578	$6,606
Less portion of CLL not included in GECC	(95)	(160)
Total revenues in GECC	$5,483	$6,446

Segment profit	$222	$688
Less portion of CLL not included in GECC	(35)	(27)
Total segment profit in GECC	$187	$661

	At
(In millions)	March 31, 2009	March 31, 2008	December 31, 2008

Total assets	$222,878	$243,928	$228,176
Less portion of CLL not included in GECC	(2,292)	(2,850)	(2,015)
Total assets in GECC	$220,586	$241,078	$226,161

	Three months ended March 31
(In millions)	2009	2008

Revenues
Americas	$2,282	$2,981
Europe	1,141	1,417
Asia	504	617
Other	1,651	1,591

Segment profit
Americas	$(13)	$572
Europe	64	192
Asia	10	45
Other	161	(121)

	At
(In millions)	March 31, 2009	March 31, 2008	December 31, 2008

Total assets
Americas	$130,614	$137,670	$135,253
Europe	52,711	59,473	49,734
Asia	20,456	25,347	23,127
Other	19,097	21,438	20,062

CLL revenues decreased 16% and net earnings decreased 68% compared with the first quarter of 2008. Revenues for the first quarters of 2009 and 2008 included $0.5 billion and $0.1 billion from acquisitions, respectively. Revenues for the first quarter of 2009 also included $0.3 billion related to the partial sale of a limited partnership interest in Penske Truck Leasing Co., L.P. (PTL) and remeasurement of our retained investment. Revenues for the quarter decreased $1.7 billion compared with the first quarter of 2008 as a result of organic revenue declines ($1.4 billion) and the stronger U.S. dollar ($0.3 billion). Net earnings decreased by $0.5 billion in the first quarter of 2009, resulting from core declines related to the weakened economic environment ($0.8 billion), which included an increase of $0.2 billion in the provision for losses on financing receivables, and lower investment income of $0.1 billion, partially offset by acquisitions ($0.1 billion). Net earnings included the effects of higher mark-to-market losses and other-than-temporary impairments ($0.2 billion) and the absence of the 2008 Genpact gain ($0.3 billion), partially offset by a gain related to the partial sale of a limited partnership interest in PTL ($0.3 billion) and remeasurement of our retained investment.

(34)

Consumer

	Three months ended March 31
(In millions)	2009	2008

Revenues	$4,747	$6,440
Less portion of Consumer
not included in GECC	−	−
Total revenues in GECC	$4,747	$6,440

Segment profit	$727	$991
Less portion of Consumer
not included in GECC	(1)	(2)
Total segment profit in GECC	$726	$989

	At
(In millions)	March 31, 2009	March 31, 2008	December 31, 2008

Total assets	$164,617	$221,184	$187,927
Less portion of Consumer
not included in GECC	(166)	100	(167)
Total assets in GECC	$164,451	$221,284	$187,760

Consumer revenues decreased 26% and net earnings decreased 27% compared with the first quarter of 2008. Revenues for the first quarter of 2009 included $0.1 billion from acquisitions and were reduced by $0.5 billion as a result of dispositions, and the lack of a current-year counterpart to the 2008 gain on sale of our Corporate Payment Services (CPS) business ($0.4 billion). Revenues for the quarter also decreased $1.0 billion compared with the first quarter of 2008 as a result of the stronger U.S. dollar ($0.7 billion) and organic revenue declines ($0.3 billion). The decrease in net earnings resulted primarily from core declines ($0.2 billion) and the lack of a current-year counterpart to the 2008 gain on sale of our CPS business ($0.2 billion). The decreases were partially offset by higher securitization income ($0.1 billion). Core declines primarily resulted from lower results in the U.S., reflecting the effects of higher delinquencies ($0.6 billion), partially offset by growth in lower-taxed earnings from global operations ($0.4 billion). The first quarter of 2009 benefit from lower-taxed earnings from global operations included $0.5 billion from the decision to indefinitely reinvest prior-year earnings outside the U.S.

(35)

Real Estate

	Three months ended March 31
(In millions)	2009	2008

Revenues	$975	$1,883
Less portion of Real Estate not included in GECC	(6)	7
Total revenues in GECC	$969	$1,890

Segment profit	$(173)	$476
Less portion of Real Estate not included in GECC	(1)	7
Total segment profit in GECC	$(174)	$483

	At
(In millions)	March 31, 2009	March 31, 2008	December 31, 2008

Total assets	$81,858	$86,605	$85,266
Less portion of Real Estate not included in GECC	(281)	(386)	(357)
Total assets in GECC	$81,577	$86,219	$84,909

Real Estate revenues decreased 48% and net earnings decreased 136% compared with the first quarter of 2008. Revenues for the quarter decreased $0.9 billion compared with the first quarter of 2008 as a result of organic revenue declines ($0.8 billion), primarily as a result of a decrease in sales of properties, and the stronger U.S. dollar ($0.1 billion). Real Estate net earnings decreased $0.6 billion compared with the first quarter of 2008, primarily from a decrease in gains on sales of properties as compared to the prior period ($0.5 billion) and a decline in real estate lending net earnings ($0.1 billion). Depreciation expense on real estate properties totaled $0.2 billion in both the first quarter of 2009 and 2008.

In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g. market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales or sale prices.

(36)

Energy Financial Services

	Three months ended March 31
(In millions)	2009	2008

Revenues	$644	$770
Less portion of Energy Financial Services
not included in GECC	(1)	(1)
Total revenues in GECC	$643	$769

Segment profit	$75	$133
Less portion of Energy Financial Services
not included in GECC	−	−
Total segment profit in GECC	$75	$133

	At
(In millions)	March 31, 2009	March 31, 2008	December 31, 2008

Total assets	$22,596	$20,837	$22,079
Less portion of Energy Financial Services
not included in GECC	(70)	(53)	(54)
Total assets in GECC	$22,526	$20,784	$22,025

Energy Financial Services revenues decreased 16% and net earnings decreased 44% compared with the first quarter of 2008. Revenues for the first quarter of 2009 included $0.1 billion of gains from dispositions.  Revenues for the quarter also decreased $0.2 billion compared with the first quarter of 2008 as a result of organic declines ($0.2 billion), primarily as a result of the effects of lower energy commodity prices and a decrease in gains on sales of assets. The decrease in net earnings resulted primarily from core declines, including a decrease in gains on sales of assets as compared to the prior period and the effects of lower energy commodity prices.

GECAS

	Three months ended March 31
(In millions)	2009	2008

Revenues	$1,144	$1,270
Less portion of GECAS not included in GECC	−	−
Total revenues in GECC	$1,144	$1,270

Segment profit	$268	$391
Less portion of GECAS not included in GECC	−	(1)
Total segment profit in GECC	$268	$390

	At
(In millions)	March 31, 2009	March 31, 2008	December 31, 2008

Total assets	$50,301	$47,484	$49,455
Less portion of GECAS not included in GECC	(198)	(221)	(198)
Total assets in GECC	$50,103	$47,263	$49,257

GECAS revenues and net earnings decreased 10% and 31%, respectively, compared with the first quarter of 2008. The decrease in revenues resulted primarily from organic revenue declines ($0.1 billion) due to lower asset sales. The decrease in net earnings resulted primarily from core declines due to lower asset sales.

(37)

Discontinued Operations

	Three months ended March 31
(In millions)	2009	2008

Loss from discontinued operations, net of taxes	$(3)	$(46)

Discontinued operations comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), GE Life, and Genworth Financial, Inc. Results of these businesses are reported as discontinued operations for all periods presented.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position in the first quarter of 2009 resulted from the following:

•
We completed the exchange of our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland for a 100% ownership interest in Interbanca S.p.A., an Italian corporate bank;

•
In order to improve tangible capital and reduce leverage, General Electric Company (GE), our ultimate parent, contributed $9.5 billion to GECS, of which $8.8 billion was subsequently contributed to us;

•	The U.S. dollar was stronger at March 31, 2009, than at December 31, 2008, decreasing the translated levels of our non-U.S. dollar assets and liabilities;

•	We deconsolidated PTL following our partial sale during the first quarter of 2009; and

•	Collections on financing receivables exceeded originations.

Cash Flows

GECC cash and equivalents aggregated $44.0 billion at March 31, 2009, compared with $9.5 billion at March 31, 2008. GECC cash used for operating activities totaled $4.7 billion for the first three months of 2009, compared with cash from operating activities of $3.8 billion for the first three months of 2008. This decrease was primarily due to an overall decline in net earnings, decreases in cash collateral received from counterparties on derivative contracts and declines in volume resulting in a reduction of accounts payables.

Consistent with our plan to reduce GECC asset levels, cash from investing activities was $18.6 billion during the first three months of 2009. $18.9 billion resulted from a reduction in financing receivables, primarily from collections exceeding originations, and $8.8 billion resulted from proceeds from business dispositions, including the consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., the credit card business in Ireland and a portion of our Australian residential mortgage business. These sources were partially offset by cash used for the acquisition of Interbanca S.p.A.

GECC cash used for financing activities in the first quarter of 2009, related primarily to a $14.3 billion reduction in commercial paper outstanding, repayments on borrowings exceeding new issuances ($0.4 billion), offset by a capital contribution and share issuance totaling $8.8 billion.

(38)

Fair Value Measurements

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. Adoption of SFAS 157 did not have a material effect on our financial position or results of operations. During the first quarter of 2009, there were no significant changes in our methodology for measuring fair value of financial instruments as compared to prior quarters. Additional information about our application of SFAS 157 is provided in Note 10 to the condensed, consolidated financial statements.

At March 31, 2009, the aggregate amount of investments that are measured at fair value through earnings totaled $7.0 billion and consisted primarily of retained interests in securitizations, equity investments, as well as various assets held for sale in the ordinary course of business, such as credit card receivables.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to holders of guaranteed investment contracts (GICs). Investment securities totaled $20.6 billion at March 31, 2009, compared with $19.3 billion at December 31, 2008. Of the amount at March 31, 2009, we held debt securities with an estimated fair value of $13.5 billion, which included residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $2.8 billion and $1.1 billion, respectively. Unrealized losses on debt securities were $3.2 billion and $2.9 billion at March 31, 2009, and December 31, 2008, respectively. This amount included unrealized losses on RMBS and CMBS of $1.0 billion and $0.6 billion at March 31, 2009, as compared with $1.0 billion and $0.5 billion at December 31, 2008, respectively. Unrealized losses increased as a result of continuing market deterioration, and we believe primarily represent adjustments for liquidity on investment-grade securities.

Of the $2.8 billion of RMBS, our exposure to subprime credit was approximately $1.2 billion, and those securities are primarily held to support obligations to holders of GICs. A majority of these securities have received investment-grade credit ratings from the major rating agencies. We purchased no such securities in the first quarters of 2009 and 2008. These investment securities are collateralized primarily by pools of individual direct mortgage loans, and do not include structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005.

We regularly review investment securities for impairment using both quantitative and qualitative criteria. Quantitative criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position and, for securities with fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery. In addition, our evaluation at March 31, 2009 considered the continuing market deterioration that resulted in the lack of liquidity and the historic levels of price volatility and credit spreads. With respect to corporate bonds, we placed greater emphasis on the credit quality of the issuers. With respect to RMBS and CMBS, we placed greater emphasis on our expectations with respect to cash flows from the underlying collateral and, with respect to RMBS, we considered the availability of credit enhancements, principally monoline insurance. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, modifies the requirements for recognizing and measuring other-than-temporary impairment for securities. As discussed in the New Accounting Standards section of this Item, we will adopt this FSP in the second quarter of 2009.

(39)

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. At March 31, 2009, our investment securities insured by Monolines totaled $2.4 billion, including $1.0 billion of our $1.2 billion investment in subprime RMBS. Although several of the Monolines have been downgraded by the rating agencies, a majority of the $2.4 billion is insured by Monolines rated as investment-grade by at least one of the major rating agencies. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. In evaluating whether a security with Monoline credit enhancement is other-than-temporarily impaired, we first evaluate whether there has been an adverse change in estimated cash flows as determined in accordance with EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. If there has been an adverse change in estimated cash flows, we then evaluate the overall credit worthiness of the Monoline using an analysis that is similar to the approach we use for corporate bonds. This includes an evaluation of the following factors: sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurance or other regulator. At March 31, 2009, the unrealized loss associated with securities subject to Monoline credit enhancement was $0.6 billion, of which $0.3 billion relates to expected credit losses and the remaining $0.3 billion relates to other market factors.

Other-than-temporary impairment losses totaled $0.1 billion and an insignificant amount in the first quarter of 2009 and 2008, respectively. In the first quarter of 2009, we recognized other-than-temporary impairments, primarily relating to equity securities, RMBS, retained interests in our securitization arrangements and corporate debt securities across a broad range of industries. Investments in retained interests in securitization arrangements also increased by $0.1 billion during the first quarter of 2009, reflecting increases in fair value accounted for in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments, that became effective at the beginning of 2007.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of impairment, that is, with a possibility of other-than-temporary impairment recognition in the following 12 months. Of securities with unrealized losses at March 31, 2009, $0.8 billion of unrealized loss was at risk of being charged to earnings assuming no further changes in price, and before considering the effect of the future adoption of FSP FAS 115-2 and FAS 124-2. This amount primarily related to investments in RMBS and CMBS securities, equity securities, and corporate debt securities across a broad range of industries. In addition, we had approximately $0.8 billion of exposure to commercial, regional and foreign banks, primarily relating to corporate debt securities, with associated unrealized losses of $0.1 billion. Continued uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At March 31, 2009, unrealized losses on investment securities totaled $3.4 billion, including $2.7 billion aged 12 months or longer, compared with unrealized losses of $3.2 billion, including $2.0 billion aged 12 months or longer, at December 31, 2008. Of the amount aged 12 months or longer at March 31, 2009, more than 70% of our debt securities were considered to be investment-grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $2.0 billion and $0.6 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at March 31, 2009, the vast majority relate to securities held to support obligations to holders of GICs. We intend to hold them at least until such time as their individual fair values exceed their amortized cost and we have the ability to hold all such debt securities until their maturities. The fair values used to determine these unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. For additional information, see Note 5 to the condensed, consolidated financial statements.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due based on their contractual terms; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition) under SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, these loans are initially recorded at fair value, and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans which are paying currently under a cash accounting basis, but classified as impaired under SFAS 114, Accounting by Creditors for Impairment of a Loan.

(40)

Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. Historically, we have had less consumer exposure, which over time has had higher loss rates than commercial exposure. Our consumer exposure is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 7% of our total portfolio. Of those, approximately 43% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in GECC revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 57% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

Our commercial portfolio primarily comprises senior, secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, including industrial-related facilities and equipment; commercial and residential real estate; vehicles, aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, telecommunications and healthcare industries. In addition, approximately 2% of this portfolio is unsecured corporate debt.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate. We adopted SFAS 141(R) on January 1, 2009. As a result of this adoption, loans acquired in a business acquisition are recorded at fair value, which incorporates our estimate at the acquisition date of the credit losses over the remaining life of the portfolio. As a result, the allowance for loan losses is not carried over at acquisition. This may result in lower reserve coverage ratios prospectively.

(41)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
(In millions)	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008

CLL(a)
Americas	$99,444	$104,462	$2,665	$1,944	$898	$824
Europe	40,527	36,972	437	345	327	288
Asia	14,528	16,683	389	306	178	163
Other	764	786	11	2	4	2

Consumer(a)
Non-U.S. residential
mortgages	56,974	60,753	3,874	3,321	526	383
Non-U.S. installment
and revolving credit	22,256	24,441	445	413	1,038	1,051
U.S. installment and
revolving credit	25,286	27,645	833	758	1,718	1,700
Non-U.S. auto	15,343	18,168	95	83	249	222
Other	10,309	11,541	212	175	199	226

Real Estate(b)	45,373	46,735	554	194	396	301

Energy Financial
Services	8,324	8,355	241	241	66	58

GECAS	15,398	15,326	191	146	61	60

Other	3,863	4,031	61	38	32	28
Total	$358,389	$375,898	$10,008	$7,966	$5,692	$5,306

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current period’s presentation.
(b)	Financing receivables included $645 million and $731 million of construction loans at March 31, 2009 and December 31, 2008, respectively.

(42)

	Nonearning receivables as a percent of financing receivables		Allowance for losses as a percent of nonearning receivables		Allowance for losses as a percent of total financing receivables
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008

CLL(a)
Americas	2.7%	1.9%	33.7%	42.4%	0.9%	0.8%
Europe	1.1	0.9	74.8	83.5	0.8	0.8
Asia	2.7	1.8	45.8	53.3	1.2	1.0
Other	1.4	0.3	36.4	100.0	0.5	0.3

Consumer(a)
Non-U.S. residential
mortgages	6.8	5.5	13.6	11.5	0.9	0.6
Non-U.S. installment
and revolving credit	2.0	1.7	233.3	254.5	4.7	4.3
U.S. installment and
revolving credit	3.3	2.7	206.2	224.3	6.8	6.1
Non-U.S. auto	0.6	0.5	262.1	267.5	1.6	1.2
Other	2.1	1.5	93.9	129.1	1.9	2.0

Real Estate	1.2	0.4	71.5	155.2	0.9	0.6

Energy Financial
Services	2.9	2.9	27.4	24.1	0.8	0.7

GECAS	1.2	1.0	31.9	41.1	0.4	0.4

Other	1.6	0.9	52.5	73.7	0.8	0.7

Total	2.8	2.1	56.9	66.6	1.6	1.4

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current period’s presentation.

The majority of the allowance for losses of $5.7 billion at March 31, 2009, and $5.3 billion at December 31, 2008, is determined based upon a formulaic approach. A portion of the allowance for losses is related to specific reserves on loans that have been determined to be individually impaired under SFAS 114. Under SFAS 114, individually impaired loans are defined as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. These specific reserves amount to $0.9 billion and $0.6 billion at March 31, 2009 and December 31, 2008, respectively. Further information pertaining to specific reserves is included in the table below.

Further information on the determination of the allowance for losses on financing receivables is provided in the Critical Accounting Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

(43)

At
(In millions)	March 31, 2009	December 31, 2008

Loans requiring allowance for losses	$4,138	$2,712
Loans expected to be fully recoverable	1,682	871
Total impaired loans	$5,820	$3,583

Allowance for losses	$908	$635
Average investment during the period	4,665	2,064
Interest income earned while impaired(a)	17	27

(a)	Recognized principally on cash basis.

The portfolio of financing receivables, before allowance for losses, was $358.4 billion at March 31, 2009, and $375.9 billion at December 31, 2008. Financing receivables, before allowance for losses, decreased $17.5 billion from December 31, 2008, primarily as a result of core declines ($10.6 billion), the stronger U.S. dollar ($9.7 billion) and commercial and equipment securitization and sales ($4.8 billion), partially offset by acquisitions ($8.4 billion).

Related nonearning receivables totaled $10.0 billion (2.8% of outstanding receivables) at March 31, 2009, compared with $8.0 billion (2.1% of outstanding receivables) at December 31, 2008. Related nonearning receivables increased from December 31, 2008, primarily in connection with the challenging global economic environment, increased deterioration in the real estate markets and rising unemployment.

The allowance for losses at March 31, 2009, totaled $5.7 billion compared with $5.3 billion at December 31, 2008, representing our best estimate of probable losses inherent in the portfolio and reflecting the then current credit and economic environment. Allowance for losses increased $0.4 billion from December 31, 2008, primarily due to increasing delinquencies and nonearning receivables, reflecting the continued weakened economic and credit environment.

CLL − Americas. Nonearning receivables of $2.7 billion represented 26.6% of total nonearning receivables at March 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 42.4% at December 31, 2008, to 33.7% at March 31, 2009, primarily from an increase in secured exposures requiring relatively lower specific reserve levels, based upon the strength of the underlying collateral values. The ratio of nonearning receivables as a percentage of financing receivables increased from 1.9% at December 31, 2008, to 2.7% at March 31, 2009, primarily from an increase in nonearning receivables in our inventory finance, franchise finance, and retail/publishing lending portfolios; and secured lending in media and communications, auto and transportation, and consumer manufacturing companies. Our corporate aircraft platform is also experiencing increased delinquencies and nonearning receivables and more remarketing pressure, as a result of lower demand, causing declining asset values.

CLL – Europe. Nonearning receivables of $0.4 billion represented 4.4% of total nonearning receivables at March 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 83.5% at December 31, 2008, to 74.8% at March 31, 2009, primarily from an increase in secured exposures requiring relatively lower specific reserve levels, based upon the strength of the underlying collateral values. The ratio of nonearning receivables as a percentage of financing receivables increased from 0.9% at December 31, 2008, to 1.1% at March 31, 2009, primarily from an increase in nonearning receivables in secured lending in the automotive industry, partially offset by the effect of the increase in financing receivables from the acquisition of Interbanca S.p.A. in the first quarter of 2009.

(44)

CLL – Asia. Nonearning receivables of $0.4 billion represented 3.9% of total nonearning receivables at March 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 53.3% at December 31, 2008, to 45.8% at March 31, 2009, primarily due to an increase in nonearning receivables in secured exposures, which did not require significant specific reserves, based upon the strength of the underlying collateral values. The ratio of nonearning receivables as a percentage of financing receivables increased from 1.8% at December 31, 2008, to 2.7% at March 31, 2009, primarily from an increase in nonearning receivables at our secured financing businesses such as corporate air, distribution finance and our corporate asset-based lending platforms in Australia, New Zealand and Japan, and a lower financing receivables balance.

Consumer − non-U.S. residential mortgages. Nonearning receivables of $3.9 billion represented 38.7% of total nonearning receivables at March 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables increased from 11.5% at December 31, 2008, to 13.6% at March 31, 2009. In the first quarter of 2009, our nonearning receivables increased primarily as a result of continued decline in the U.K. housing market and our allowance increased accordingly. Our non-U.S. mortgage portfolio has a loan-to-value of approximately 75% at origination and the vast majority are first lien positions. In addition, we carry mortgage insurance on most of our first mortgage loans originated at a loan-to-value above 80%. At March 31, 2009, we had foreclosed on approximately 1,100 houses in the U.K. which had a value of $0.1 billion.

Consumer − non-U.S. installment and revolving credit. Nonearning receivables of $0.4 billion represented 4.4% of total nonearning receivables at March 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 254.5% at December 31, 2008, to 233.3% at March 31, 2009, reflecting the effects of loan repayments and reduced originations.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.8 billion represented 8.3% of total nonearning receivables at March 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 224.3% at December 31, 2008, to 206.2% at March 31, 2009, as increases in the allowance due to the effects of the continued deterioration in our U.S. portfolio in connection with rising unemployment were more than offset by the effects of loan repayments and reduced originations.

Real Estate.  Nonearning receivables of $0.6 billion represented 5.5% of total nonearning receivables at March 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 155.2% at December 31, 2008, to 71.5% at March 31, 2009, primarily due to an increase in nonearning assets which required lower levels of specific reserves based on the strength of the underlying collateral values. The ratio of nonearning receivables as a percentage of financing receivables increased from 0.4% at December 31, 2008, to 1.2% at March 31, 2009, driven by a $1.4 billion decrease in the overall balance of financing receivables and an increase in nonearning receivables primarily attributable to continued economic deterioration in the U.S. and U.K. markets. Allowance for losses as a percentage of financing receivables increased from 0.6% at December 31, 2008, to 0.9% at March 31, 2009, driven by an increase in specific provisions.

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

	Delinquency rates at
	March 31, 2009(a)	December 31, 2008	March 31, 2008

Equipment Financing	2.84%	2.17%	1.36%
Consumer	8.20	7.43	5.66
U.S.	7.12	7.14	5.75
Non-U.S.	8.72	7.57	5.62

(a)	Subject to update.

(45)

Delinquency rates on equipment financing loans and leases increased from December 31, 2008 and March 31, 2008, to March 31, 2009, as a result of the continuing weakness in the global economic and credit environment. In addition, delinquency rates on equipment financing loans and leases increased nine basis points from March 31, 2008 to March 31, 2009, as a result of the inclusion of the CitiCapital and Sanyo acquisitions. The current financial market turmoil and tight credit conditions may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on consumer financing receivables increased from December 31, 2008 and March 31, 2008, to March 31, 2009, primarily because of rising unemployment, a challenging economic environment and lower volume. In response, we continued to tighten underwriting standards globally, increased focus on collection effectiveness and will continue the process of regularly reviewing and adjusting reserve levels. We expect the global environment, along with U.S. unemployment levels, to continue to deteriorate in 2009, which may result in higher provisions for loan losses and could adversely affect results of operations at Consumer. At March 31, 2009, roughly 44% of our U.S.-managed portfolio, which consisted of credit cards, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at March 31, 2009. See Notes 6 and 7 to the condensed, consolidated financial statements.

Other assets comprise mainly real estate investments, equity and cost method investments, derivative instruments and assets held for sale. Other assets totaled $87.2 billion at March 31, 2009, including a $6.1 billion equity method investment in PTL following our partial sale during the first quarter of 2009, compared with $84.2 billion at December 31, 2008. During the first quarter of 2009, we recognized other-than-temporary impairments of cost and equity method investments of $0.2 billion. Of the amount at March 31, 2009, we had cost method investments totaling $2.4 billion. The fair value of and unrealized loss on cost method investments in a continuous unrealized loss position for less than 12 months at March 31, 2009, were $0.7 billion and $0.2 billion, respectively. The fair value of and unrealized loss on cost method investments in a continuous unrealized loss position for 12 months or more at March 31, 2009, were $0.1 billion and an insignificant amount, respectively.

D. Liquidity and Borrowings

We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles. Our obligations include principal payments on outstanding borrowings, interest on borrowings, purchase obligations and equipment and general obligations such as collateral deposits held, payroll and general accruals. We rely on cash generated through our operating activities as well as unsecured and secured funding sources, including commercial paper, term debt, bank deposits, bank borrowings, securitization and other retail funding products.

Sources for payment of our obligations are determined through our annual financial and strategic planning processes. GECS 2009 funding plan anticipates repayment of principal on outstanding short-term borrowings ($194 billion at December 31, 2008) through commercial paper issuances; incremental deposit funding and alternative sources of funding, in addition to deposits already on hand; long-term debt issuances; collections of financing receivables exceeding originations; and cash on hand.

Interest on borrowings is funded using interest earned on existing financing receivables.  During the first quarter of 2009, GECS earned interest income on financing receivables of $6 billion, which more than offset interest expense of $5 billion. Purchase obligations and other general obligations are funded through collection of principal on our existing portfolio of loans and leases, cash on hand and operating cash flow.

The global credit markets have recently experienced unprecedented volatility, which has affected both the availability and cost of our funding sources. Throughout this period of volatility, we have been able to continue to meet our funding needs at acceptable costs and we continue to access the commercial paper markets without interruption.

(46)

Recent Liquidity Actions

GE, our ultimate parent, GECS and GECC have taken a number of initiatives to strengthen their liquidity. Specifically:

•
In February 2009, GE announced the reduction of its quarterly stock dividend by 68% from $0.31 per share to $0.10 per share, effective in the third quarter of 2009, which will save the company approximately $4 billion during the remainder of 2009 and approximately $9 billion annually thereafter;

•	In September 2008, GECS reduced its dividend to GE from 40% to 10% of GECS earnings and GE suspended its stock repurchase program. Effective January 2009, GECS fully suspended its dividend to GE;

•	GECS completed its funding related to its long-term funding target of $45 billion for 2009;

•
In October 2008, GE raised $15 billion in cash through common and preferred stock offerings and contributed $15 billion to GECS, including $9.5 billion in the first quarter of 2009 (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance), in order to improve tangible capital and reduce leverage. We do not anticipate additional contributions in 2009;

•	GECS reduced its commercial paper borrowings to $58 billion at March 31, 2009;

•	GECS targeted to further reduce its commercial paper borrowings to $50 billion by the end of 2009 and to maintain committed credit lines equal to GECS commercial paper borrowings going forward;

•	GECS registered to use the Federal Reserve’s Commercial Paper Funding Facility (CPFF) for up to $83 billion, which is available through October 31, 2009;

•	We registered to use the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP) for approximately $126 billion;

•	GECS is managing collections versus originations to help support liquidity needs and are estimating $25 billion of excess collections in 2009; and

•
We have evaluated and are prepared, depending on market conditions and terms, to securitize assets for which investors can use the Federal Reserve’s Term Asset-Backed Securities Lending Facility (TALF).

Cash and Equivalents

GE’s cash and equivalents were $46.8 billion at March 31, 2009. GE anticipates that it will continue to generate cash from operating activities in the future, which is available to help meet our liquidity needs. We also generate substantial cash from the principal collections of loans and rentals from leased assets, which historically has been invested in asset growth.

We have committed, unused credit lines totaling $58.3 billion that had been extended to us by 60 financial institutions at March 31, 2009. These lines include $37.4 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $19.6 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

(47)

Funding Plan

Our 2009 funding plan anticipates approximately $45 billion of senior, unsecured long-term debt issuance. In the first quarter of 2009, we completed issuances of $23.6 billion of long-term debt under the TLGP. GE Capital has elected to participate in this program, under which the FDIC guarantees certain senior, unsecured debt issued before October 31, 2009 (with a maturity of greater than 30 days that matures on or prior to December 31, 2012). GE Capital pays annualized fees associated with this program that range from 60 to 160 basis points of the principal amount of each issuance and vary according to the issuance date and maturity. We also issued $5.2 billion in non-guaranteed senior, unsecured debt with maturities of up to 30 years. These issuances, along with the $13.4 billion of pre-funding done in December 2008, brought our aggregate issuances to $42 billion as of March 31, 2009. We subsequently completed our anticipated 2009 long-term funding plan. In 2009, we also intend to start pre-funding our 2010 long-term funding target of $35 to $40 billion using the TLGP and non-guaranteed debt issuances.

During the fourth quarter of 2008, GECS issued commercial paper into the CPFF. The last tranche of this commercial paper matured in February 2009. Although we do not anticipate further utilization of the CPFF, it remains available until October 31, 2009.

GECS incurred $1.3 billion of fees for our participation in the TLGP and CPFF programs through March 31, 2009. These fees are amortized over the terms of the related borrowings.

We maintain securitization capability in most of the asset classes we have traditionally securitized. However, in 2008 and 2009 these capabilities have been, and continue to be, more limited than in 2007. We have continued to execute new securitizations using bank commercial paper conduits. Securitization proceeds were $11.2 billion during the first quarter of 2009, compared to $16.0 billion in the first quarter of 2008. We have evaluated and are prepared, depending on market conditions and terms, to securitize assets such as credit card receivables, floorplan receivables and equipment loans, for which investors can use the TALF.

We have deposit-taking capability at nine banks outside of the U.S. and two banks in the U.S. – GE Money Bank, Inc., a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) distributed by brokers in maturity terms from three months to ten years. Bank deposits, which are a large component of our alternative funding, were $34 billion at March 31, 2009, including CDs of $21 billion. Total alternative funding decreased from $54 billion to $43 billion during the first quarter as we reduced our reliance on short-term bank borrowings. We expect deposits to grow and constitute a greater percentage of our total funding as we grow assets at these banks.

During the first quarter of 2009, GE Capital extended $68.5 billion of credit to customers. Of this amount, $16.3 billion was extended to U.S. customers, including 3 million new accounts, and $4.1 billion of credit (including unfunded commitments of $1.4 billion) to U.S. companies, with an average transaction size of $0.3 million.

After the expiration of the TLGP, GE Capital’s commercial paper (with maturities greater than 30 days) and long-term debt issuances will no longer be guaranteed by the FDIC. The effect on our liquidity when the TLGP expires will depend on a number of factors, including our funding needs and market conditions at that time. If the current disruption in the credit markets continues after the expiration of the TLGP, our ability to issue unsecured long-term debt may be affected. In the event we cannot sufficiently access our normal sources of funding as a result of the ongoing credit market turmoil, we have a number of alternative sources of liquidity available, including:

•	Controlling new originations in GE Capital to reduce capital and funding requirements;

•	Using part of our available cash balance;

•	Pursuing alternative funding sources, including time deposits and asset-backed fundings;

•	Maintaining availability of our bank credit lines equal to commercial paper outstanding; and

(48)

•	Obtaining additional capital from GE, including from funds retained as a result of the reduction in GE’s dividend announced in February 2009 or future dividend reductions.

We believe that our existing funds combined with our alternative sources of liquidity provide us with adequate liquidity to manage through the current credit cycle.

Credit Ratings

The major debt rating agencies routinely evaluate GE's and our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. On March 12, 2009, Standard & Poor’s (S&P) downgraded GE and GE Capital’s long-term rating by one notch from “AAA” to “AA+” and, at the same time, revised the outlook from negative to stable. Under S&P’s definitions, an obligation rated “AAA” has the highest rating assigned by S&P. The obligor's capacity to meet its financial commitment on the obligation is extremely strong. An obligation rated “AA” differs from an obligation rated “AAA” only to a small degree in that the obligor's capacity to meet its financial commitment on the obligation is very strong. An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate term. In determining a rating outlook, consideration is given to any changes in the economic and/or fundamental business conditions. Stable means that a rating is not likely to change in the next six months to two years.

On March 23, 2009, Moody’s Investors Service (Moody’s) downgraded GE and GE Capital’s long-term rating by two notches from “Aaa” to “Aa2” with a stable outlook and removed GE and GE Capital from review for possible downgrade. Under Moody’s definitions, obligations rated “Aaa” are judged to be of the highest quality, with minimal credit risk. Obligations rated “Aa” are judged to be of high quality and are subject to very low credit risk.

The short-term ratings of “A-1+/P-1” were affirmed by both rating agencies at the same time with respect to GE, GE Capital Services and GE Capital Corporation.

We do not believe that the downgrades by S&P and Moody’s have had, or will have, a material impact on our cost of funding or liquidity.

Income Maintenance Agreement

If GE Capital’s ratio of earnings to fixed charges deteriorates below 1.10:1 for any fiscal year, GE has agreed to contribute capital to GE Capital sufficient to bring the ratio to at least 1.10:1 for that year in accordance with the agreement.

Ratio of Earnings to Fixed Charges

As set forth in Exhibit 12 hereto, GE Capital’s ratio of earnings to fixed charges declined to 0.97:1 in the first quarter of 2009 due to lower pre-tax earnings at GE Capital which were primarily driven by higher provisions for losses on financing receivables in connection with the challenging economic environment. GE made a $9.5 billion capital contribution to GECS in the first quarter of 2009 (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance) to improve tangible capital and reduce leverage and GE does not anticipate additional contributions in 2009.

Variable Interest Entities and Off-Balance Sheet Arrangement

In the first quarter of 2009, we further reduced our investment in PTL by selling a 1% limited partnership interest in PTL, a previously consolidated variable interest entity, to Penske Truck Leasing Corporation, the general partner of PTL, whose majority shareowner is a member of GE’s Board of Directors.

(49)

The disposition of the shares, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights, resulted in the deconsolidation of PTL. We recognized a pre-tax gain on the sale of $296 million, including a gain on the remeasurement of our retained investment of $189 million. The measurement of the fair value of our retained investment in PTL was based on a methodology that incorporated both discounted cash flow information and market data. In applying this methodology, we utilized different sources of information, including actual operating results, future business plans, economic projections and market observable pricing multiples of similar businesses. The resulting fair value reflected our position as a noncontrolling shareowner at the conclusion of the transaction. As of March 31, 2009, our remaining equity investment in PTL was 49.9% and is accounted for under the equity method.

E. New Accounting Standards

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP modifies the existing model for recognition and measurement of impairment for debt securities. We will adopt the FSP in the second quarter of 2009. The two principal changes to the impairment model for securities are as follows:

•
Recognition of an other-than-temporary impairment charge is required if any of these conditions are met: (1) we do not expect to recover the entire cost basis of the security, (2) we intend to sell the security or (3) it is more likely than not that we will be required to sell the security before we recover its cost basis.

•
If the first condition above is met, but we do not intend to sell and are not likely to be required to sell the security, we would be required to record the difference between the security’s cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If either the second or third criteria are met, then we would be required to recognize the entire difference between the security’s cost basis  and its fair value in earnings.

We expect that the effect of the new standard on earnings and financial position will be modest; however, the effect will be dependent upon conditions and circumstances at the time of adoption.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. We do not expect that the FSP will have a significant effect on our fair value measurement upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2008. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2009, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(50)

Part II. Other Information

Item 1. Legal Proceedings.

In March and April 2009, individual shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE (our ultimate parent), a number of GE officers (including its chief executive officer and chief financial officer) and its directors. The complaints seek unspecified damages. The complaints principally allege that GE falsely stated that it would maintain its quarterly $0.31 per share dividend, while allegedly concealing that GE did not have sufficient cash on hand and cash flow to achieve that goal. One of the complaints also alleges that GE made misrepresentations concerning projected earnings and losses for GE Capital in 2009. GE expects to move to consolidate these cases and intends to defend itself vigorously against these allegations.

Item 1A. Risk Factors.

The risk factor set forth below updates the corresponding risk factor in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the risk factor below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial position and results of operations.

The unprecedented conditions in the financial and credit markets may affect the availability and cost of GE Capital’s funding.

The financial and credit markets have been experiencing unprecedented levels of volatility and disruption, putting downward pressure on financial and other asset prices generally and on the credit availability for certain issuers. The U.S. Government and the Federal Reserve Bank have created a number of programs to help stabilize credit markets and financial institutions and restore liquidity. Many non-U.S. governments have also created or announced similar measures for institutions in their respective countries. These programs have improved conditions in the credit and financial markets, but there can be no assurance that these programs, individually or collectively, will continue to have beneficial effects on the markets overall, or will resolve the credit or liquidity issues of companies that participate in the programs.

A large portion of GE Capital’s borrowings have been issued in the commercial paper and term debt markets. GE Capital has continued to issue commercial paper and, as planned, has reduced its outstanding commercial paper balance to $58 billion at March 31, 2009. Since November 2008, GE Capital has also issued term debt, mainly debt guaranteed by the Federal Deposit Insurance Corporation under the Temporary Liquidity Guarantee Program (TLGP), which is scheduled to expire in October 2009, and, to a lesser extent, on a non-guaranteed basis. Although the commercial paper and term debt markets have remained available to GE Capital to fund its operations and debt maturities, there can be no assurance that such markets will continue to be available or, if available, that the cost of such funding will not substantially increase. Factors that may cause an increase in our funding costs include: a decreased reliance on short-term funding, such as commercial paper, in favor of longer-term funding arrangements; market conditions and debt spreads for our debt after expiration of the TLGP; refinancing of funding that we have obtained under the TGLP at market rates at the time such funding matures; decreased capacity and increased competition among debt issuers; and our credit ratings in effect at the time of refinancing. If GE Capital’s cost of funding were to increase, it may adversely affect its competitive position and result in lower lending margins, earnings and cash flows as well as lower returns on its shareowner’s equity and invested capital. If current levels of market disruption and volatility continue or worsen, or if we cannot further reduce GE Capital’s asset levels as planned in 2009, we would seek to repay commercial paper and term debt as it becomes due or to meet our other liquidity needs by using the Federal Reserve’s Commercial Paper Funding Facility (CPFF) and the TLGP, drawing upon contractually committed lending agreements primarily provided by global banks and/or seeking other sources of funding. There can be no assurance that the CPFF, which is scheduled to expire in October 2009, and the TLGP will be extended beyond their scheduled expiration, or that, under extreme market conditions, contractually committed lending agreements and other funding sources would be available or sufficient. While GE currently does not anticipate any equity offerings, other sources of funding that involve the issuance of additional equity securities would be dilutive to GE’s existing shareowners.

(51)

Our 2009 funding plan anticipates approximately $45 billion of senior, unsecured long-term debt issuance. As of March 31, 2009, we had funded $42 billion and subsequently completed our 2009 long-term funding target. We have also announced that during 2009 we intend to use the TLGP to start pre-funding our 2010 long-term funding target of $35 to $40 billion. As of March 31, 2009, we had $74 billion of debt outstanding under the TLGP and have a maximum capacity under the program of approximately $126 billion.

Item 6. Exhibits.

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

(52)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
May 1, 2009	/s/Michael A. Neal
Date	Michael A. Neal Chief Executive Officer

(53)