Form 10-Q
period 2009-06-30
GENERAL ELECTRIC CAPITAL CORP
filed 2009-08-03
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At July 31, 2009, 3,985,404 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document contains “forward-looking statements”- that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: the severity and duration of current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of U.S. and foreign government programs to restore liquidity and stimulate national and global economies; the impact of conditions in the financial and credit markets on the availability and cost of our funding and on our ability to reduce our asset levels and commercial paper exposure as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the soundness of other financial institutions with which we do business; the level of demand and financial performance of the major industries we serve, including, without limitation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of proposed financial services regulation; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Capital Corporation and consolidated affiliates

Condensed Statement of Current and Retained Earnings

(Unaudited)

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Revenues
Revenues from services (Note 9)	$12,357	$17,621	$25,693	$34,377
Sales of goods	205	528	478	895
Total revenues	12,562	18,149	26,171	35,272

Costs and expenses
Interest	4,436	6,267	9,526	12,346
Operating and administrative	3,454	4,834	7,312	9,366
Cost of goods sold	164	461	388	778
Investment contracts, insurance losses and
insurance annuity benefits	45	122	118	265
Provision for losses on financing receivables	2,815	1,470	5,137	2,803
Depreciation and amortization	1,939	2,136	4,112	4,257
Total costs and expenses	12,853	15,290	26,593	29,815

Earnings (loss) from continuing operations before
income taxes	(291)	2,859	(422)	5,457
Benefit (provision) for income taxes	695	(46)	1,850	(127)

Earnings from continuing operations	404	2,813	1,428	5,330
Loss from discontinued operations, net of taxes (Note 2)	(194)	(336)	(197)	(382)
Net earnings	210	2,477	1,231	4,948
Less net earnings attributable to noncontrolling interests	29	63	79	99
Net earnings attributable to GECC	181	2,414	1,152	4,849
Dividends	−	(889)	−	(2,019)
Retained earnings at beginning of period(a)	46,468	41,818	45,497	40,513
Retained earnings at end of period	$46,649	$43,343	$46,649	$43,343

Amounts attributable to GECC
Earnings from continuing operations	$375	$2,750	$1,349	$5,231
Loss from discontinued operations, net of taxes	(194)	(336)	(197)	(382)
Net earnings attributable to GECC	$181	$2,414	$1,152	$4,849

(a) Included a cumulative effect adjustment to increase retained earnings by $25 million in 2009.

See Note 3 for other-than-temporary impairment amounts.
See accompanying notes.

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position
(In millions)	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and equivalents	$49,141	$36,430
Investment securities (Note 3)	20,817	19,318
Inventories	73	77
Financing receivables – net (Note 4)	358,006	370,592
Other receivables	21,784	22,175
Property, plant and equipment, less accumulated amortization of $26,315
and $29,026	58,618	64,043
Goodwill (Note 5)	27,160	25,204
Other intangible assets – net (Note 5)	3,541	3,174
Other assets	84,849	84,201
Assets of businesses held for sale	232	10,556
Assets of discontinued operations (Note 2)	1,462	1,640
Total assets	$625,683	$637,410

Liabilities and equity
Short-term borrowings (Note 6)	$168,029	$188,601
Accounts payable	13,184	14,863
Long-term borrowings (Note 6)	330,067	321,755
Investment contracts, insurance liabilities and insurance annuity benefits	9,526	11,403
Other liabilities	24,058	30,629
Deferred income taxes	5,961	8,112
Liabilities of businesses held for sale	196	636
Liabilities of discontinued operations (Note 2)	913	799
Total liabilities	551,934	576,798

Capital stock	56	56
Accumulated other comprehensive income – net(a)
Investment securities	(1,497)	(2,013)
Currency translation adjustments	370	(1,337)
Cash flow hedges	(1,937)	(3,253)
Benefit plans	(376)	(367)
Additional paid-in capital	28,419	19,671
Retained earnings	46,649	45,472
Total GECC shareowner’s equity	71,684	58,229
Noncontrolling interests(b)	2,065	2,383
Total equity	73,749	60,612
Total liabilities and equity	$625,683	$637,410

(a)	The sum of accumulated other comprehensive income − net was $(3,440) million and $(6,970) million at June 30, 2009 and December 31, 2008, respectively.
(b)	Included accumulated other comprehensive income attributable to noncontrolling interests of $(120) million and $(181) million at June 30, 2009 and December 31, 2008, respectively.

See accompanying notes.

(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
	Six months ended June 30
(In millions)	2009	2008

Cash flows – operating activities
Net earnings attributable to GECC	$1,152	$4,849
Loss from discontinued operations	197	382
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	4,112	4,257
Increase (decrease) in accounts payable	(1,789)	1,949
Provision for losses on financing receivables	5,137	2,803
All other operating activities	(11,484)	(1,851)
Cash from (used for) operating activities – continuing operations	(2,675)	12,389
Cash from (used for) operating activities – discontinued operations	(26)	474
Cash from (used for) operating activities	(2,701)	12,863

Cash flows – investing activities
Additions to property, plant and equipment	(3,269)	(6,519)
Dispositions of property, plant and equipment	2,631	5,332
Increase in loans to customers	(114,353)	(191,176)
Principal collections from customers – loans	132,489	165,348
Investment in equipment for financing leases	(4,609)	(13,460)
Principal collections from customers – financing leases	9,818	12,098
Net change in credit card receivables	2,046	(468)
Proceeds from principal business dispositions	8,846	4,422
Payments for principal businesses purchased	(5,637)	(12,762)
All other investing activities	2,928	(1,638)
Cash from (used for) investing activities – continuing operations	30,890	(38,823)
Cash from (used for) investing activities – discontinued operations	30	(438)
Cash from (used for) investing activities	30,920	(39,261)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(34,239)	8,395
Newly issued debt
Short-term (91 to 365 days)	2,804	313
Long-term (longer than one year)	47,792	61,026
Non-recourse, leveraged lease	−	57
Repayments and other debt reductions
Short-term (91 to 365 days)	(35,656)	(33,251)
Long-term (longer than one year)	(2,866)	(859)
Non-recourse, leveraged lease	(470)	(429)
Dividends paid to shareowner	−	(2,019)
Capital contribution and share issuance	8,750	−
All other financing activities	(1,619)	95
Cash from (used for) financing activities – continuing operations	(15,504)	33,328
Cash used for financing activities – discontinued operations	−	(3)
Cash from (used for) financing activities	(15,504)	33,325

Increase in cash and equivalents	12,715	6,927
Cash and equivalents at beginning of year	36,610	8,907
Cash and equivalents at June 30	49,325	15,834
Less cash and equivalents of discontinued operations at June 30	184	333
Cash and equivalents of continuing operations at June 30	$49,141	$15,501

See accompanying notes.

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All of the outstanding common stock of General Electric Capital Corporation (GE Capital or GECC) is owned by General Electric Capital Services, Inc. (GECS), all of whose common stock is owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our ultimate parent, but which we have agreed to actively manage and control. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K), which discusses our consolidation and financial statement presentation. GECC includes Commercial Lending and Leasing (CLL), Consumer (formerly GE Money), Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS). During the first quarter of 2009, we transferred Banque Artesia Nederland N.V. (Artesia) from CLL to Consumer. Details of total revenues and segment profit by operating segment can be found on page 42 of this report. We have reclassified certain prior-period amounts to conform to the current-period’s presentation. Unless otherwise indicated, information in these notes to condensed, consolidated financial statements relates to continuing operations.

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

(6)

On January 1, 2009, we adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which requires us to make certain changes to the presentation of our financial statements. This standard requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($29 million and $63 million for the three months ended June 30, 2009 and 2008, respectively, and $79 million and $99 million for the six months ended June 30, 2009 and 2008, respectively) and to include the accumulated amount of noncontrolling interests as part of shareowner’s equity ($2,065 million and $2,383 million at June 30, 2009 and December 31, 2008, respectively). The net earnings amounts we have previously reported are now presented as "Net earnings attributable to GECC". Similarly, in our presentation of shareowner’s equity, we distinguish between equity amounts attributable to the GECC shareowner and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of shareowner’s equity. Beginning January 1, 2009, dividends to noncontrolling interests are classified as financing cash flows. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

Effective April 1, 2009, we adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on our financial statements.

Effective April 1, 2009, we adopted FASB FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. See Note 3. The FSP modifies the existing model for recognition and measurement of impairment for debt securities. The two principal changes to the impairment model for securities are as follows:

•
Recognition of an other-than-temporary impairment charge for debt securities is required if any of these conditions are met: (1) we do not expect to recover the entire amortized cost basis of the security, (2) we intend to sell the security or (3) it is more likely than not that we will be required to sell the security before we recover its amortized cost basis.

•
If the first condition above is met, but we do not intend to sell and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, we would be required to record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If either the second or third criteria are met, then we would be required to recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.

Interim Period Presentation

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. We have evaluated subsequent events that have occurred through August 3, 2009, the date of financial statement issuance. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2008 Form 10-K. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

2.  DISCONTINUED OPERATIONS

Discontinued operations comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), GE Life and Genworth Financial, Inc. (Genworth). Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

(7)

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the third quarter of 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd. As a result, we recognized an after-tax loss of $908 million in 2007 and an incremental loss in 2008 of $361 million. In connection with the transaction, GE Money Japan reduced the proceeds on the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale may be increased or decreased based on the actual claims experienced in accordance with terms specified in the agreement, and will not be adjusted unless claims exceed approximately $2,800 million. During the second quarter of 2009, we accrued $132 million, which represents the amount by which we expect claims to exceed those levels and is based on our historical and recent claims experience and the estimated future requests, taking into consideration the ability and likelihood of customers to make claims and other industry risk factors. Uncertainties around the status of laws and regulations and lack of certain information related to the individual customers make it difficult to develop a meaningful estimate of the aggregate claims exposure. We will continue to review our estimated exposure quarterly, and make adjustments when required. GE Money Japan revenues from discontinued operations were an insignificant amount and $261 million in the second quarters of 2009 and 2008, respectively, and an insignificant amount and $551 million in the first six months of 2009 and 2008, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $136 million and $311 million in the second quarters of 2009 and 2008, respectively, and $132 million and $348 million in the first six months of 2009 and 2008, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of our U.S. mortgage business. In connection with the transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. Reserves related to these obligations were $243 million at June 30, 2009, and $244 million at December 31, 2008. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans we originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. The amount of our current reserve represents our best estimate of losses with respect to our repurchase obligations. However, actual losses could exceed our reserve amount if actual claim rates, valid tenders or losses we incur on repurchased loans are higher than historically observed. WMC revenues from discontinued operations were $(2) million and $(62) million in the second quarters of 2009 and 2008, respectively, and $(9) million and $(57) million in the first six months of 2009 and 2008, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $5 million and $20 million in the second quarters of 2009 and 2008, respectively, and $11 million and $27 million in the first six months of 2009 and 2008, respectively.

(8)

Summarized financial information for discontinued operations is shown below.

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Operations
Total revenues	$(2)	$199	$(8)	$494

Loss from discontinued operations before income taxes	$(101)	$(204)	$(112)	$(282)
Income tax benefit	38	101	42	133
Loss from discontinued operations, net of taxes	$(63)	$(103)	$(70)	$(149)

Disposal
Loss on disposal before income taxes	$(130)	$(224)	$(123)	$(224)
Income tax expense	(1)	(9)	(4)	(9)
Loss on disposal, net of taxes	$(131)	$(233)	$(127)	$(233)

Loss from discontinued operations, net of taxes	$(194)	$(336)	$(197)	$(382)

	At
(In millions)	June 30, 2009	December 31, 2008

Assets
Cash and equivalents	$184	$180
Other assets	13	19
Other	1,265	1,441
Assets of discontinued operations	$1,462	$1,640

	At
(In millions)	June 30, 2009	December 31, 2008

Liabilities
Liabilities of discontinued operations	$913	$799

Assets at June 30, 2009 and December 31, 2008, primarily comprised a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business.

(9)

3.  INVESTMENT SECURITIES

The vast majority of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to holders of guaranteed investment contracts.

	At
	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$3,927	$53	$(514)	$3,466	$4,456	$54	$(637)	$3,873
State and municipal	1,204	4	(216)	992	915	5	(70)	850
Residential mortgage-backed(a)	3,526	20	(994)	2,552	4,228	9	(976)	3,261
Commercial mortgage-backed	1,649	−	(487)	1,162	1,664	−	(509)	1,155
Asset-backed	2,920	25	(345)	2,600	2,922	2	(668)	2,256
Corporate – non-U.S.	707	14	(48)	673	608	6	(23)	591
Government – non-U.S.	1,490	6	(20)	1,476	936	2	(15)	923
U.S. government and federal agency	71	2	−	73	26	3	−	29
Retained interests(b)(c)	6,154	167	(62)	6,259	5,144	73	(136)	5,081
Equity
Available-for-sale	867	78	(25)	920	1,023	22	(134)	911
Trading	644	−	−	644	388	−	−	388
Total	$23,159	$369	$(2,711)	$20,817	$22,310	$176	$(3,168)	$19,318

(a)	Substantially collateralized by U.S. mortgages.
(b)
Included $1,861 million and $1,752 million of retained interests at June 30, 2009 and December 31, 2008, respectively, accounted for in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments. See Note12.

(c)	Amortized cost and estimated fair value included $5 million of trading securities at June 30, 2009.

(10)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months		12 months or more
(In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

June 30, 2009
Debt
U.S. corporate	$478	$(44)	$1,474	$(470)
State and municipal	318	(135)	283	(81)
Residential mortgage-backed	126	(39)	1,713	(955)
Commercial mortgage-backed	−	−	1,155	(487)
Asset-backed	65	(7)	1,369	(338)
Corporate – non-U.S.	198	(27)	260	(21)
Government – non-U.S.	447	(3)	280	(17)
U.S. government and federal agency	−	−	−	−
Retained interests	204	(5)	182	(57)
Equity	91	(23)	5	(2)
Total	$1,927	$(283)	$6,721	$(2,428)

December 31, 2008
Debt
U.S. corporate	$1,152	$(397)	$1,253	$(240)
State and municipal	302	(21)	278	(49)
Residential mortgage-backed	1,216	(64)	1,534	(912)
Commercial mortgage-backed	285	(85)	870	(424)
Asset-backed	903	(406)	1,031	(262)
Corporate – non-U.S.	60	(7)	265	(16)
Government – non-U.S.	−	−	275	(15)
U.S. government and federal agency	−	−	−	−
Retained interests	1,246	(61)	238	(75)
Equity	200	(132)	6	(2)
Total	$5,364	$(1,173)	$5,750	$(1,995)

We adopted FASB FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009 of $25 million.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

The vast majority of our U.S. corporate debt securities are rated investment grade by the major rating agencies. The unrealized loss on these securities at June 30, 2009 largely reflects changes in interest rates and higher spreads driven by the challenging conditions in the credit markets. We evaluate U.S. corporate debt securities based on a variety of factors such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. In the event a U.S. corporate debt security is deemed to be other-than-temporarily impaired, in accordance with the FSP, we isolate the credit portion of the impairment by comparing the present value of our expectation of cash flows to the amortized cost of the security. We discount the cash flows using the original effective interest rate of the security.

(11)

The vast majority of our residential mortgage-backed securities (RMBS) have investment-grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Of our total RMBS at June 30, 2009 and December 31, 2008, approximately $1,116 million and $1,284 million, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. These are collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. In addition, of the total residential subprime credit exposure at June 30, 2009 and December 31, 2008, approximately $962 million and $1,089 million, respectively, was insured by monoline insurers.

Substantially all of our commercial mortgage-backed securities (CMBS) also have investment-grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Our CMBS investments are collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high quality properties (large loan CMBS), a majority of which were originated in 2006 and 2007.

For asset-backed securities, including RMBS, we estimate the portion of loss attributable to credit using a discounted cash flow model that considers estimates of cash flows generated from the underlying collateral. Estimates of cash flows consider internal credit risk, interest rate and prepayment assumptions that incorporate management’s best estimate of key assumptions, including default rates, loss severity and prepayment rates. For CMBS, we estimate the portion of loss attributable to credit by evaluating potential losses on each of the underlying loans in the security. Collateral cash flows are considered in the context of our position in the capital structure of the deal. Assumptions can vary widely depending upon the collateral type, geographic concentrations and vintage.

If there has been an adverse change in cash flows for RMBS, management considers credit enhancements such as monoline insurance (which are features of a specific security). In evaluating the overall credit worthiness of the Monoline, we use an analysis that is similar to the approach we use for corporate bonds, including an evaluation of the sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurance or other regulator.

During the three months ended June 30, 2009, we recorded pre-tax, other-than-temporary impairments of $132 million, of which $57 million was recorded through earnings ($15 million relates to equity securities), and $75 million was recorded in Accumulated Other Comprehensive Income (AOCI). Had we not adopted FASB FSP FAS 115-2 and 124-2, other-than-temporary impairments recorded to earnings would have been $121 million in the second quarter of 2009.

Under the new standard, previously recognized other-than-temporary impairments related to credit on securities still held at April 1, 2009 were $101 million. During the quarter, first time credit and incremental impairments were both $21 million. There were no securities sold that had previously been impaired.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Gains	$19	$55	$27	$107
Losses, including impairments	(58)	(62)	(204)	(100)
Net	$(39)	$(7)	$(177)	$7

In the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

Proceeds from investment securities sales and early redemptions by the issuer totaled $1,313 million and $1,031 million in the second quarters of 2009 and 2008, respectively, and $3,278 million and $1,290 million in the first six months of 2009 and 2008, respectively, principally from the sales and maturities of short-term securities in our bank subsidiaries.

We recognized pre-tax gains on trading securities of $204 million and $167 million in the second quarters of 2009 and 2008, respectively, and $244 million and $387 million in the first six months of 2009 and 2008, respectively. Investments in retained interests increased by $172 million and decreased by $93 million during the first six months of 2009 and 2008, respectively, reflecting changes in fair value accounted for in accordance with SFAS 155.

(12)

4.  FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

Financing receivables – net, consisted of the following.

At
(In millions)	June 30, 2009	December 31, 2008

Loans, net of deferred income	$305,003	$308,821
Investment in financing leases, net of deferred income	59,593	67,077
	364.596	375,898
Less allowance for losses	(6,590)	(5,306)
Financing receivables – net(a)	$358,006	$370,592

(a)
Included $4,967 million and $6,461 million related to consolidated, liquidating securitization entities at June 30, 2009 and December 31, 2008, respectively. In addition, financing receivables at June 30, 2009 and December 31, 2008 included $3,011 million and $2,736 million, respectively, relating to loans that had been acquired and accounted for in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

(13)

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

At
(In millions)	June 30, 2009	December 31, 2008

CLL(a)
Americas	$96,352	$104,462
Europe	40,549	36,972
Asia	14,057	16,683
Other	751	786
	151,709	158,903
Consumer(a)
Non-U.S. residential mortgages(b)	62,587	60,753
Non-U.S. installment and revolving credit	25,485	24,441
U.S. installment and revolving credit	23,939	27,645
Non-U.S. auto	14,853	18,168
Other	13,218	11,541
	140,082	142,548

Real Estate	46,018	46,735

Energy Financial Services	8,471	8,355

GECAS(c)	14,992	15,326

Other(d)	3,324	4,031
	364,596	375,898
Less allowance for losses	(6,590)	(5,306)
Total	$358,006	$370,592

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.
(b)
At June 30, 2009, net of credit insurance, approximately 26% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At the origination date, loans with an adjustable rate were underwritten to the reset value.

(c)	Included loans and financing leases of $12,901 million and $13,078 million at June 30, 2009 and December 31, 2008, respectively, related to commercial aircraft at Aviation Financial Services.
(d)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

(14)

Individually impaired loans are defined by GAAP as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans and specific reserves follows.

At
(In millions)	June 30, 2009	December 31, 2008

Loans requiring allowance for losses	$5,657	$2,712
Loans expected to be fully recoverable	2,425	871
Total impaired loans	$8,082	$3,583

Allowance for losses (specific reserves)	$1,321	$635
Average investment during the period	5,836	2,064
Interest income earned while impaired(a)	55	48

(a)	Recognized principally on cash basis.

Allowance for Losses on Financing Receivables

(In millions)	Balance January 1, 2009	Provision charged to operations	Other(a)	Gross write-offs	Recoveries	Balance June 30, 2009

CLL(b)
Americas	$824	$720	$(35)	$(435)	$42	$1,116
Europe	288	290	(1)	(139)	10	448
Asia	163	120	(6)	(85)	7	199
Other	2	3	2	(1)	−	6

Consumer(b)
Non-U.S. residential
mortgages	383	561	59	(231)	59	831
Non-U.S. installment
and revolving credit	1,051	900	65	(1,098)	229	1,147
U.S. installment and
revolving credit	1,700	1,729	(497)	(1,438)	81	1,575
Non-U.S. auto	222	245	13	(302)	91	269
Other	226	180	(2)	(205)	51	250

Real Estate	301	344	10	(85)	−	570

Energy Financial
Services	58	32	1	−	−	91

GECAS	60	1	−	−	−	61

Other	28	12	1	(14)	−	27
Total	$5,306	$5,137	$(390)	$(4,033)	$570	$6,590

(a)	Other primarily included the effects of securitization activity and currency exchange.
(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(15)

(In millions)	Balance January 1, 2008	Provision charged to operations	Other(a)	Gross write-offs	Recoveries	Balance June 30, 2008

CLL(b)
Americas	$451	$251	$49	$(239)	$32	$544
Europe	230	94	(38)	(82)	17	221
Asia	226	49	(8)	(162)	3	108
Other	3	1	(2)	−	−	2

Consumer(b)
Non-U.S. residential
mortgages	246	61	33	(62)	41	319
Non-U.S. installment
and revolving credit	1,371	847	77	(1,265)	436	1,466
U.S. installment and
revolving credit	985	1,144	(304)	(952)	132	1,005
Non-U.S. auto	324	154	(37)	(299)	144	286
Other	167	119	83	(149)	33	253

Real Estate	168	34	14	(8)	1	209

Energy Financial
Services	19	1	2	−	−	22

GECAS	8	38	−	(1)	−	45

Other	18	10	−	(8)	−	20
Total	$4,216	$2,803	$(131)	$(3,227)	$839	$4,500

(a)	Other primarily included the effects of securitization activity, currency exchange, dispositions and acquisitions.
(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

At
(In millions)	June 30, 2009	December 31, 2008

Goodwill	$27,160	$25,204

Other intangible assets
Intangible assets subject to amortization	$3,541	$3,174

(16)

Changes in goodwill balances follow.

(In millions)	Balance January 1, 2009		Acquisitions/ acquisition accounting adjustments	Dispositions, currency exchange and other	Balance June 30, 2009

CLL	$12,321	(a)	$839	$(351)	$12,809
Consumer	9,407	(a)	1,352	138	10,897
Real Estate	1,159		(7)	26	1,178
Energy Financial Services	2,162		(4)	(39)	2,119
GECAS	155		−	2	157
Total	$25,204		$2,180	$(224)	$27,160

(a)	Reflected the transfer of Artesia during the first quarter of 2009, resulting in a related movement of beginning goodwill balance of $326 million.

Goodwill related to new acquisitions in the first six months of 2009 was $1,952 million and included acquisitions of BAC Credomatic (BAC) ($1,309 million) at GE Money and Interbanca S.p.A. (Interbanca) ($643 million) at CLL. During the first six months of 2009, the goodwill balance increased by $228 million related to acquisition accounting adjustments for prior-year acquisitions. The most significant of these adjustments was an increase of $177 million associated with the 2008 acquisition of CitiCapital at CLL. Also during the first six months of 2009, goodwill balances decreased $224 million, primarily as a result of the deconsolidation of Penske Truck Leasing Co., L.P. (PTL) ($634 million) at CLL, partially offset by an increase of $449 million as a result of the weaker U.S. dollar.

On June 25, 2009, we increased our ownership in BAC from 49.99% to 75% for a purchase price of $623 million, in accordance with terms of a previous agreement. We remeasured our previously held equity investment to fair value, resulting in a pre-tax gain of $343 million, which is reported in Revenues from services.

We test goodwill for impairment annually and more frequently if circumstances warrant. Given the significant decline in GE’s stock price in the first quarter of 2009 and market conditions in the financial services industry at that time, we conducted an additional impairment analysis of the reporting units during the first quarter of 2009 using data as of January 1, 2009.

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

(17)

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

Intangible Assets Subject to Amortization

	At
	June 30, 2009			December 31, 2008
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$1,774	$(711)	$1,063	$1,790	$(616)	$1,174
Patents, licenses and trademarks	564	(417)	147	564	(460)	104
Capitalized software	2,262	(1,591)	671	2,148	(1,463)	685
Lease valuations	1,748	(702)	1,046	1,761	(594)	1,167
All other	878	(264)	614	233	(189)	44
Total	$7,226	$(3,685)	$3,541	$6,496	$(3,322)	$3,174

Amortization related to intangible assets subject to amortization was $236 million and $207 million for the quarters ended June 30, 2009 and 2008, respectively. Amortization related to intangible assets subject to amortization for the six months ended June 30, 2009 and 2008, was $410 million and $402 million, respectively.

(18)

6.  BORROWINGS

Borrowings are summarized in the following table.

At
(In millions)	June 30, 2009	December 31, 2008

Short-term borrowings

Commercial paper
U.S.
Unsecured(a)	$35,162	$57,665
Asset-backed(b)	3,032	3,652
Non-U.S.	9,356	9,033
Current portion of long-term debt(a)(c)(d)	82,417	69,680
Bank deposits(e)	26,959	29,634
Bank borrowings(f)	3,475	10,028
GE Interest Plus notes(g)	5,964	5,633
Other	1,664	3,276
Total	168,029	188,601

Long-term borrowings

Senior notes
Unsecured(a)(d)(h)	306,053	299,651
Asset-backed(i)	4,558	5,002
Subordinated notes(j)	2,475	2,567
Subordinated debentures(k)	7,534	7,315
Bank deposits(l)	9,447	7,220
Total	330,067	321,755
Total borrowings	$498,096	$510,356

(a)
GE Capital had issued and outstanding $69,132 million ($21,132 million commercial paper and $48,000 million long-term borrowings) and $35,243 million ($21,823 million commercial paper and $13,420 million long-term borrowings) of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at June 30, 2009 and December 31, 2008, respectively. GE Capital and GE are parties to an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of GE Capital debt that is guaranteed by the FDIC.

(b)	Consists entirely of obligations of consolidated, liquidating securitization entities. See Note 12.
(c)	Included $222 million and $326 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at June 30, 2009 and December 31, 2008, respectively.
(d)	Included $1,632 million ($113 million short-term and $1,519 million long-term) of borrowings under European government-sponsored programs at June 30, 2009.
(e)
Included $18,757 million and $11,793 million of deposits in non-U.S. banks at June 30, 2009 and December 31, 2008, respectively, and included certificates of deposits distributed by brokers of $8,202 million and $17,841 million at June 30, 2009 and December 31, 2008, respectively.

(f)	Term borrowings from banks with an original term to maturity of less than 12 months.
(g)	Entirely variable denomination floating rate demand notes.
(h)	Included borrowings from GECS affiliates of $1,010 million and $1,006 million at June 30, 2009 and December 31, 2008, respectively.
(i)	Included $1,309 million and $2,104 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at June 30, 2009 and December 31, 2008, respectively. See Note 12.
(j)	Included $117 million and $450 million of subordinated notes guaranteed by GE at June 30, 2009 and December 31, 2008, respectively.
(k)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.
(l)	Included certificates of deposits distributed by brokers with maturities greater than one year of $9,069 million and $6,699 million at June 30, 2009 and December 31, 2008, respectively.

(19)

7.  INCOME TAXES

During the first quarter of 2009, following the change in our external credit ratings, funding actions taken and review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non-U.S. subsidiaries of GECC, on which we had previously provided deferred U.S. taxes, would be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion (to $52 billion), resulting in an income tax benefit of $700 million in the first quarter of 2009.

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
(In millions)	June 30, 2009	December 31, 2008

Unrecognized tax benefits	$3,590	$3,454
Portion that, if recognized, would reduce tax expense and
effective tax rate(a)	1,853	1,734
Accrued interest on unrecognized tax benefits	719	693
Accrued penalties on unrecognized tax benefits	71	65
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-150	0-350
Portion that, if recognized, would reduce tax expense
and effective tax rate(a)	0-50	0-50

(a)	Some portion of such reduction might be reported as discontinued operations.

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

8.  SHAREOWNER’S EQUITY

A summary of increases (decreases) in GECC shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Net earnings attributable to GECC	$181	$2,414	$1,152	$4,849
Investment securities – net	556	(240)	516	(741)
Currency translation adjustments – net	4,731	(320)	1,707	789
Cash flow hedges – net	593	1,792	1,316	114
Benefit plans – net	(17)	5	(9)	18
Total	$6,044	$3,651	$4,682	$5,029

Changes to noncontrolling interests during the second quarter of 2009 resulted from net earnings ($29 million), dividends ($(26) million), AOCI ($(16) million) and other ($(19) million). Changes to the individual components of AOCI attributable to noncontrolling interests were primarily related to changes in currency translation adjustments ($(54) million, partially offset by cash flow hedges ($37 million).

(20)

Changes to noncontrolling interests during the first six months of 2009 resulted from net earnings ($79 million), dividends ($(53) million), the effects of deconsolidating PTL ($(331) million, including $101 million of AOCI), other AOCI ($(40) million) and other ($27 million). Changes to the individual components of AOCI attributable to noncontrolling interests were primarily related to changes in currency translation adjustments ($(76) million).

During the first quarter of 2009, GE made a $9,500 million capital contribution to GECS, of which GECS subsequently contributed $8,250 million to us. In addition, we issued one share of common stock (par value $14) to GECS for $500 million.

9.  REVENUES FROM SERVICES

Revenues from services are summarized in the following table.

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Interest on loans	$5,008	$6,675	$10,053	$13,105
Equipment leased to others	2,916	3,896	6,389	7,691
Fees	1,100	1,399	2,259	2,731
Financing leases	825	1,190	1,726	2,339
Real estate investments	369	1,133	715	2,290
Associated companies	309	647	474	1,116
Investment income(a)	599	597	924	1,146
Net securitization gains	360	273	640	622
Other items(b)(c)	871	1,811	2,513	3,337
Total	$12,357	$17,621	$25,693	$34,377

(a)
Included net other-than-temporary impairments on investment securities of $57 million and $62 million in the second quarters of 2009 and 2008, respectively, and $198 million and $97 million in the first six months of 2009 and 2008, respectively. See Note 3.

(b)
Included a gain on the sale of a limited partnership interest in PTL and a related gain on the remeasurement of the retained investment to fair value totaling $296 million in the first quarter of 2009. See Note 12.

(c)
Included a gain of $343 million on the remeasurement to fair value of our equity method investment in BAC, following our acquisition of a controlling interest in the second quarter of 2009. See Note 5.

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

(21)

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

The following section describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis. There has been no change to the valuation methodologies during 2009.

Investments in Debt and Equity Securities

When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly-traded equity securities.

When quoted market prices are unobservable, we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers all available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate fixed income, and government, mortgage and asset-backed securities. In infrequent circumstances, our pricing vendors may provide us with valuations that are based on significant unobservable inputs, and in those circumstances we classify the investment securities in Level 3.

Annually since our adoption of SFAS 157, we have conducted reviews of our primary pricing vendor, with the assistance of an accounting firm, to validate that the inputs used in that vendor’s pricing process are deemed to be market observable as defined in the standard. While we were not provided access to proprietary models of the vendor, our reviews have included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class and levels for which prices are provided. Our review also included an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process we continue to perform for each reporting period. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. We believe that the prices received from our pricing vendor are representative of exit prices in accordance with SFAS 157, as amended, and are classified appropriately in the SFAS 157 hierarchy.

We use non-binding broker quotes as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted the prices we have obtained. Investment securities priced using non-binding broker quotes are included in Level 3. As is the case with our primary pricing vendor, third-party brokers do not provide access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management personnel conduct internal reviews of pricing for all such investment securities quarterly to ensure reasonableness of valuations used in our financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations, and other anomalies that may indicate that a price may not be accurate. Based on the information available, we believe that the fair values provided by the brokers are consistent with the principles of SFAS 157. Level 3 investment securities valued using non-binding broker quotes totaled $620 million and $556 million at June 30, 2009 and December 31, 2008, respectively, and were classified as available-for-sale securities.

(22)

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

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $7,276 million and $8,190 million at June 30, 2009 and December 31, 2008, respectively, supporting obligations to holders of guaranteed investment contracts. Such securities are mainly investment grade.

(23)

(In millions)	Level 1		Level 2	Level 3	FIN 39 netting(a)		Net balance
June 30, 2009

Assets
Investment securities
Debt
U.S. corporate		$191	$1,729	$1,546	$	−	$3,466
State and municipal		273	562	157		−	992
Residential mortgage-backed		58	2,443	51		−	2,552
Commercial mortgage-backed		−	1,112	50		−	1,162
Asset-backed		−	852	1,748		−	2,600
Corporate − non-U.S.		143	78	452		−	673
Government − non-U.S.		1,283	51	142		−	1,476
U.S. government and
federal agency		2	71	−		−	73
Retained interests		−	−	6,259		−	6,259
Equity
Available-for-sale		404	500	16		−	920
Trading		644	−	−		−	644
Derivatives(b)		−	9,523	553		(4,900)	5,176
Other(c)		−	−	571		−	571
Total		$2,998	$16,921	$11,545		$(4,900)	$26,564

Liabilities
Derivatives	$	−	$9,127	$222		$(4,978)	$4,371
Other		−	30	−		−	30
Total	$	−	$9,157	$222		$(4,978)	$4,401

December 31, 2008

Assets
Investment securities
Debt
U.S. corporate	$525	$1,708	$1,640	$	−	$3,873
State and municipal	−	603	247		−	850
Residential mortgage-backed	30	3,113	118		−	3,261
Commercial mortgage-backed	−	1,098	57		−	1,155
Asset-backed	−	676	1,580		−	2,256
Corporate − non-U.S.	69	50	472		−	591
Government − non-U.S.	495	11	417		−	923
U.S. government and
federal agency	5	24	−		−	29
Retained interests	−	−	5,081		−	5,081
Equity
Available-for-sale	395	498	18		−	911
Trading	83	305	−		−	388
Derivatives(b)	–	17,721	544		(7,054)	11,211
Other(c)	−	288	551		–	839
Total	$1,602	$26,095	$10,725		$(7,054)	$31,368

Liabilities
Derivatives	$2	$10,810	$162		$(7,218)	$3,756
Other	–	323	–		–	323
Total	$2	$11,133	$162		$(7,218)	$4,079

(a)
FASB Interpretation (FIN) 39, Offsetting of Amounts Related to Certain Contracts, permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(b)
The fair value of derivatives included an adjustment for non-performance risk. At June 30, 2009 and December 31, 2008, the cumulative adjustment was a gain of $78 million and $164 million, respectively.

(c)	Included private equity investments and loans designated under the fair value option.

(24)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowner’s equity.

Changes in Level 3 Instruments for the Three Months Ended June 30, 2009

(In millions)			Net realized/				Net change
			unrealized				in unrealized
			gains (losses)				gains (losses)
		Net realized/	included in				relating to
		unrealized	accumulated	Purchases,	Transfers		instruments
		gains(losses)	other	issuances	in and/or		still held at
	April 1,	included in	comprehensive	and	out of	June 30,	June 30,
	2009	earnings (a)	income	settlements	Level 3 (b)	2009	2009 (c)

Investment securities
Debt
U.S. corporate	$1,376	$4	$105	$57	$4	$1,546	$ −
State and municipal	89	−	45	(2)	25	157	−
Residential
mortgage-backed	58	−	−	−	(7)	51	−
Commercial
mortgage-backed	50	−	−	−	−	50	−
Asset-backed	1,550	1	117	90	(10)	1,748	−
Corporate – non-U.S.	444	(5)	47	(34)	−	452	−
Government
– non-U.S.	124	−	15	3	−	142	−
U.S. government and
federal agency	−	−	−	−	−	−	−
Retained interests	5,420	327	157	355	−	6,259	124
Equity
Available-for-sale	15	1	1	(1)	−	16	−
Trading	−	−	−	−	−	−	−
Derivatives(d)(e)	398	52	(22)	(60)	12	380	(35)
Other	512	(9)	28	40	−	571	(11)
Total	$10,036	$371	$493	$448	$24	$11,372	$78

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.
(d)	Gains from derivatives were partially offset by $15 million in losses from related derivatives included in Level 2.
(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $49 million not reflected in the fair value hierarchy table.

(25)

Changes in Level 3 Instruments for the Three Months Ended June 30, 2008

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	April 1,	included in		comprehensive	and	out of		June 30,	June 30,
	2008	earnings	(a)	income	settlements	Level 3	(b)	2008	2008	(c)

Investment securities	$8,894	$227		$3	$185	$488		$9,797	$6
Derivatives(d)	489	15		(31)	(59)	−		414	(15)
Other	714	10		(5)	(55)	51		715	10
Total	$10,097	$252		$(33)	$71	$539		$10,926	$1

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.
(c)	Represented the amount of unrealized gains or losses for the period included in earnings.
(d)	Represented derivative assets net of derivative liabilities and includes cash accruals of $12 million not reflected in the fair value hierarchy table.

(26)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2009

(In millions)			Net realized/				Net change
			unrealized				in unrealized
			gains (losses)				gains (losses)
		Net realized/	included in				relating to
		unrealized	accumulated	Purchases,	Transfers		instruments
		gains(losses)	other	issuances	in and/or		still held at
	January 1,	included in	comprehensive	and	out of	June 30,	June 30,
	2009	earnings (a)	income	settlements	Level 3 (b)	2009	2009 (c)

Investment securities
Debt
U.S. corporate	$1,640	$12	$ −	$(3)	$(103)	$1,546	$ −
State and municipal	247	−	(107)	(8)	25	157	−
Residential
mortgage-backed	118	−	(9)	(20)	(38)	51	−
Commercial
mortgage-backed	57	−	(7)	−	−	50	−
Asset-backed	1,580	8	218	83	(141)	1,748	−
Corporate – non-U.S.
Government	472	(15)	(12)	47	(40)	452	−
– non-U.S.
U.S. government and
federal agency	418	−	(4)	3	(275)	142	−
Retained interests	5,081	606	198	374	−	6,259	198
Equity
Available-for-sale	17	−	−	(1)	−	16	−
Trading	−	−	−	−	−	−	−
Derivatives(d)(e)	401	77	(66)	(67)	35	380	(28)
Other	551	(19)	10	29	−	571	(21)
Total	$10,582	$669	$221	$437	$(537)	$11,372	$149

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.
(d)	Gains from derivatives were partially offset by $44 million in losses from related derivatives included in Level 2 and $5 million in losses from qualifying fair value hedges.
(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $49 million not reflected in the fair value hierarchy table.

(27)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2008

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	January 1,	included in		comprehensive	and	out of		June 30,	June 30,
	2008	earnings	(a)	income	settlements	Level 3	(b)	2008	2008 (c)

Investment securities	$8,329	$381		$(99)	$698	$488		$9,797	$(28)
Derivatives(d)(e)	200	290		26	(102)	−		414	272
Other	689	(8)		28	(45)	51		715	(9)
Total	$9,218	$663		$(45)	$551	$539		$10,926	$235

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.
(c)	Represented the amount of unrealized gains or losses for the period included in earnings.
(d)	Earnings from derivatives were partially offset by $36 million in losses from related derivatives included in Level 2 and $57 million in losses from qualifying fair value hedges.
(e)	Represented derivative assets net of derivative liabilities and includes cash accruals of $12 million not reflected in the fair value hierarchy table.

Non-Recurring Fair Value Measurements

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These include certain loans that are written down to fair value when they are held for sale or when they are written down to the fair value of their underlying collateral when deemed impaired, cost and equity method investments that are written down to fair value when their declines are determined to be other-than-temporary, long-lived assets that are written down to fair value when they are held for sale or determined to be impaired and the remeasurement of retained investments in formerly consolidated subsidiaries. At June 30, 2009 and December 31, 2008, these assets totaled $253 million and $48 million, identified as Level 2, and $11,620 million and $3,100 million, identified as Level 3, respectively. These Level 3 assets primarily comprised our retained investment in PTL ($6,125 million), financing receivables and loans held for sale ($2,911 million), long-lived assets ($1,689 million), primarily real estate held for investment and equipment leased to others, and cost and equity method investments ($743 million) at June 30, 2009.

The following describes the valuation methodologies we use to measure non-financial instruments accounted for at fair value on a non-recurring basis. There has been no change to the valuation methodologies during 2009.

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

(28)

Investments in Subsidiaries and Formerly Consolidated Subsidiaries

Upon a change in control that results in deconsolidation of a subsidiary, a fair value measurement may be required if we sell a controlling interest and retain a noncontrolling stake in the entity. Such investments are valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate. In applying these methodologies, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at June 30, 2009 and June 30, 2008.

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Financing receivables and loans held for sale	$(429)	$(269)	$(715)	$(424)
Cost and equity method investments	(256)	(76)	(479)	(142)
Long-lived assets(a)	(180)	(7)	(303)	(35)
Retained investments in formerly consolidated
subsidiaries(a)	11	−	237	−
Total	$(854)	$(352)	$(1,260)	$(601)

(a)	SFAS 157 was adopted for non-financial assets valued on a non-recurring basis as of January 1, 2009.

11. FINANCIAL INSTRUMENTS

On April 1, 2009, we adopted FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require interim disclosures about the fair value of financial instruments. The following table provides information about the assets and liabilities not carried at fair value in our Statement of Financial Position. Consistent with SFAS 107, the table excludes financing leases and non-financial assets and liabilities. Apart from certain of our borrowings and certain marketable securities, few of the instruments identified below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 20 to the consolidated financial statements in our 2008 Form 10-K.

	At
	June 30, 2009				December 31, 2008
			Assets (liabilities)				Assets (liabilities)
(In millions)	Notional amount		Carrying amount (net)	Estimated fair value	Notional amount		Carrying amount (net)	Estimated fair value

Assets
Loans	$	(a)	$298,978	$282,491	$	(a)	$304,010	$291,465
Other commercial mortgages		(a)	355	355		(a)	374	374
Loans held for sale		(a)	1,791	1,841		(a)	3,640	3,670
Other financial instruments(b)		(a)	2,424	2,499		(a)	2,609	2,781
Liabilities
Borrowings(c)(d)		(a)	(498,096)	(486,675)		(a)	(510,356)	(491,240)
Guaranteed investment contracts		(a)	(9,136)	(9,054)		(a)	(10,828)	(10,677)
Insurance – credit life(e)		1,364	(62)	(42)		1,052	(46)	(33)

(a)	These financial instruments do not have notional amounts.
(b)	Principally cost method investments.
(c)	See Note 6.
(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2009 and December 31, 2008 would have been reduced by $425 million and $3,776 million, respectively.

(e)	Net of reinsurance of $2,500 million and $3,100 million at June 30, 2009 and December 31, 2008, respectively.

(29)

Loan Commitments

	Notional amount at
(In millions)	June 30, 2009	December 31, 2008

Ordinary course of business lending commitments(a)(b)	$10,703	$8,507
Unused revolving credit lines(c)
Commercial	30,732	26,300
Consumer − principally credit cards	244,176	252,867

(a)	Excluded investment commitments of $2,612 million and $3,501 million as of June 30, 2009 and December 31, 2008, respectively.
(b)
Included a $1,053 million and $1,067 million commitment as of June 30, 2009 and December 31, 2008, respectively, associated with a secured financing arrangement that can increase to a maximum of $4,943 million based on the asset volume under the arrangement.

(c)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $13,427 million and $14,503 million as of June 30, 2009 and December 31, 2008, respectively.

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

We use derivatives for risk management purposes. As a matter of policy, we do not use derivatives for speculative purposes. A key risk management objective for our financial services businesses is to mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. If the form (fixed versus floating) and currency denomination of the debt we issue do not match the related assets, we typically execute derivatives to adjust the nature and tenor of debt funding to meet this objective. The determination of whether a derivative is used to achieve this objective depends on a number of factors, including customer needs for specific types of financing, and market factors affecting the type of debt we can issue.

Of the outstanding notional amount of $322,000 million, approximately 99%, or $320,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivatives activity primarily relates to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases. These activities are designated as hedges in accordance with SFAS 133, when practicable. When it is not possible to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings currently, the derivatives are accounted for as economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the underlying, the economic hedge does not require hedge accounting.

(30)

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges under SFAS 133 and those that are not.

	At June 30, 2009
	Fair value
(In millions)	Assets	Liabilities

Derivatives accounted for as hedges under SFAS 133
Interest rate contracts	$3,870	$4,348
Currency exchange contracts	3,714	3,689
Other contracts	32	7
	7,616	8,044

Derivatives not accounted for as hedges under SFAS 133
Interest rate contracts	891	812
Currency exchange contracts	1,318	417
Other contracts	251	76
	2,460	1,305
FIN 39 netting adjustment(a)	(4,900)	(4,978)

Total	$5,176	$4,371

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
FIN 39 permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty credit risk. At June 30, 2009 and December 31, 2008, the cumulative adjustment for non-performance risk was a gain of $78 million and $164 million, respectively.

Earnings Effects of Derivatives on the Statement of Current and Retained Earnings

For relationships designated as fair value hedges, which relate entirely to hedges of debt, changes in fair value of the derivatives are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. Through June 30, 2009, such adjustments increased the carrying amount of debt outstanding by $2,481 million. The following table provides information about the earnings effects of our fair value hedging relationships for the three and six months ended June 30, 2009.

		Three months ended June 30, 2009		Six months ended June 30, 2009
(In millions)	Financial statement caption	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items

Interest rate contracts	Interest	$(4,243)	$4,260	$(5,180)	$5,246
Currency exchange
contracts	Interest	(91)	83	(1,058)	1,032

Fair value hedges resulted in $9 million and $40 million of ineffectiveness of which $(48) million and $(75) million reflects amounts excluded from the assessment of effectiveness for the three and six months ended June 30, 2009, respectively.

For derivatives that are designated in a cash flow hedging relationship, the effective portion of the change in fair value of the derivative is reported in the cash flow hedges subaccount of AOCI and reclassified into earnings contemporaneously with the earnings effects of the hedged transaction. Earnings effects of the derivative and the hedged item are reported in the same caption in the Statement of Current and Retained Earnings. Hedge ineffectiveness and components of changes in fair value of the derivative that are excluded from the assessment of effectiveness are recognized in earnings each reporting period.

(31)

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

The following tables provide additional information about the financial statement effects related to our cash flow hedges and net investment hedges for the three and six months ended June 30, 2009.

Three months ended June 30, 2009	Gain (loss) recognized in OCI	Financial statement caption	Gain (loss) reclassified from AOCI into earnings
(In millions)

Cash flow hedges
Interest rate contracts	$632	Interest	$(603)
Currency exchange contracts	1,553	Interest	997
		Revenues from services	273
Commodity contracts	14

Total	$2,199		$667

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA

Net investment hedges
Currency exchange contracts	$(5,485)	Revenues from services	$9

(32)

Six months ended June 30, 2009	Gain (loss) recognized in OCI	Financial statement caption	Gain (loss) reclassified from AOCI into earnings
(In millions)

Cash flow hedges
Interest rate contracts	$773	Interest	$(1,090)
Currency exchange contracts	2,122	Interest	996
		Revenues from services	4
Commodity contracts	15

Total	$2,910		$(90)

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA

Net investment hedges
Currency exchange contracts	$(3,159)	Revenues from services	$(30)

Of the total pre-tax amount recorded in AOCI, $3,258 million related to cash flow hedges of forecasted transactions of which we expect to transfer $1,750 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In the first six months of 2009, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2009, the maximum term of derivative instruments that hedge forecasted transactions was 27 years and related to hedges of anticipated interest payments associated with external debt.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivative that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts totaled $9 million and $2 million for the three and six months ended June 30, 2009, respectively, and primarily appear in Revenues from services. Ineffectiveness from net investment hedges was $(167) million and $(557) million for the three and six months ended June 30, 2009, respectively, which primarily related to changes in value of the forward points that under our hedge accounting designations are excluded from the assessment of effectiveness and recorded directly into earnings. These amounts appear in the “Interest” caption in the Statement of Current and Retained Earnings.

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other market risks. Gains or losses related to the derivative are recorded in predefined captions in the Statement of Current and Retained Earnings, typically “Revenues from services”, based on our accounting policy. In general, the earnings effects of the item that represents the economic risk exposure is recorded in the same caption as the derivative. Gains for the first six months of 2009 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $233 million, related to interest rate contracts of $224 million, currency exchange contracts of $(66) million and equity, credit and commodity derivatives of $75 million.

Counterparty Credit Risk

To lower our exposure to credit risk, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require assignment or termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require assignment or termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net derivative liability subject to these provisions was approximately $1,895 million at June 30, 2009. In addition to these provisions, in certain of these master agreements, we also have collateral arrangements that provide us with the right to hold collateral (cash or U.S. Treasuries or other highly-rated securities) when the current market value of derivative contracts exceeds a specified

(33)

limit. We also have a limited number of such collateral agreements under which we must post collateral. Under these agreements and in the normal course of business, the fair value of collateral posted by counterparties at June 30, 2009 was approximately $5,405 million, of which $1,651 million was held in cash and $3,754 million represented pledged securities. The fair value of collateral posted by us was approximately $2,068 million, of which $676 million was cash and $1,392 million represented securities repledged.

More information regarding our counterparty credit risk and master agreements can be found in Note 20 to the consolidated financial statements in our 2008 Form 10-K.

Guarantees of Derivatives

We do not sell credit default swaps; however, as part of our risk management services, we provide certain performance guarantees to third-party financial institutions related to plain vanilla interest rate swaps on behalf of some customers related to variable rate loans we have extended to them. The fair value of such guarantees was $30 million at June 30, 2009. The aggregate fair value of customer derivative contracts in a liability position at June 30, 2009, was $314 million before consideration of any offsetting effect of collateral. At June 30, 2009, collateral value was sufficient to cover the loan amount and the fair value of the customer’s derivative, in the event we had been called upon to perform under the derivative. Given our strict underwriting criteria, we believe the likelihood that we will be required to perform under these guarantees is remote.

12.  OFF-BALANCE SHEET ARRANGEMENTS

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party Variable Interest Entities (VIEs) to execute off-balance sheet securitization transactions funded in the commercial paper and term markets. The largest single category of VIEs that we are involved with are Qualifying Special Purpose Entities (QSPEs), which meet specific characteristics defined in U.S. GAAP that exclude them from the scope of consolidation standards. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit, unless noted below. We did not provide non-contractual support to any consolidated VIE, unconsolidated VIE or QSPE in the six months ended June 30, 2009. We do not have implicit support arrangements with any VIE or QSPE.

Variable Interest Entities

When evaluating whether we are the primary beneficiary of a VIE, and must therefore consolidate the entity, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. If that evaluation is inconclusive as to which party absorbs a majority of the entity’s expected losses or residual returns, a quantitative analysis is performed to determine who is the primary beneficiary.

(34)

Consolidated Variable Interest Entities

For additional information about our consolidated VIEs, see Note 21 to the consolidated financial statements in our 2008 Form 10-K. Consolidated VIEs at June 30, 2009 and December 31, 2008 follow:

	At
	June 30, 2009		December 31, 2008
(In millions)	Assets	Liabilities	Assets	Liabilities

Consolidated, liquidating securitization entities(a)	$3,271	$3,141	$4,000	$3,868
Trinity(b)	7,720	9,341	9,192	11,623
Penske Truck Leasing Co., L.P. (PTL)(c)	−	−	7,444	1,339
Other(d)	3,636	2,644	4,503	3,329
	$14,627	$15,126	$25,139	$20,159

(a)
If the short-term credit rating of GE Capital or these entities were reduced below A–1/P–1, we could be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we could be required to provide in the event of such a downgrade is determined by contract and totaled $3,120 million at June 30, 2009. The borrowings of these entities are reflected in our Statement of Financial Position.

(b)
If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide approximately $2,802 million to such entities as of June 30, 2009 pursuant to letters of credit issued by GE Capital. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GE Capital could be required to provide such excess amount. The borrowings of these entities are reflected in our Statement of Financial Position.

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

(d)
A majority of the remaining assets and liabilities of VIEs that are included in our consolidated financial statements were acquired in transactions subsequent to adoption of FIN 46(R) on January 1, 2004. Assets of these entities consist of amortizing securitizations of financial assets originated by acquirees in Australia and Japan, and real estate partnerships. We have no recourse arrangements with these entities.

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

(35)

Investments in unconsolidated VIEs at June 30, 2009 and December 31, 2008 follow:

At
(In millions)	June 30, 2009	December 31, 2008

Other assets(a)	$8,171	$1,897
Financing receivables	525	974
Total investment	8,696	2,871
Contractual obligations to fund new investments	1,487	1,159
Maximum exposure to loss	$10,183	$4,030

(a)	At June 30, 2009, our remaining investment in PTL of $6,126 million comprised a 49.9% partnership interest of $973 million and loans and advances of $5,153 million.

Other than those entities described above, we also hold passive investments in RMBS, CMBS and asset-backed securities issued by entities that may be either VIEs or QSPEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. As we have no formal involvement in such entities beyond our investment, we believe that the likelihood is remote that we would be required to consolidate them. Further information about such investments is provided in Note 3.

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

When we securitize financing receivables we retain interests in the transferred receivables in two forms: a seller’s interest in the assets of the QSPE, which we classify as financing receivables, and subordinated interests in the assets of the QSPE, which we classify as investment securities. In certain credit card receivables trusts, we are required to maintain minimum fee equity (subordinated interest) of 4% or 7% depending on the credit rating of GE Capital.

(36)

Financing receivables transferred to securitization entities that remained outstanding and our retained interests in those financing receivables at June 30, 2009 and December 31, 2008 follow.

(In millions)	Equipment	(a)(b)	Commercial real estate	Credit card receivables	(b)	Other assets	Total assets

June 30, 2009
Asset amount outstanding	$11,396		$7,634	$23,806		$1,976	$44,812
Included within the amount above are
retained interests of:
Financing receivables(c)	−		−	2,565		−	2,565
Investment securities	219		13	5,940		48	6,220

December 31, 2008
Asset amount outstanding	$13,298		$7,970	$26,046		$2,782	$50,096
Included within the amount above are
retained interests of:
Financing receivables(c)	−		–	3,802		–	3,802
Investment securities	148		16	4,806		61	5,031

(a)	Included inventory floorplan receivables.
(b)
As permitted by the terms of the applicable trust documents, in June 2009, we transferred $268 million of floorplan financing receivables to the GE Dealer Floorplan Master Note Trust and $145 million of credit card receivables to the GE Capital Credit Card Master Note Trust in exchange for additional subordinated interests. These actions had the effect of maintaining the ‘Aaa’ ratings of the securities issued by these entities.

(c)	Uncertificated seller’s interests.

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

(37)

Key assumptions used in measuring the fair value of retained interests classified as investment securities and the sensitivity of the current fair value to changes in those assumptions related to all outstanding retained interests at June 30, 2009 and December 31, 2008 follow.

(In millions)	Equipment		Commercial real estate		Credit card receivables	Other assets

June 30, 2009
Discount rate(a)		10.7%		57.4%	11.6%		9.2%
Effect of
10% adverse change		$(5)		$(1)	$(51)	$	−
20% adverse change		(9)		(2)	(100)		−

Prepayment rate(a)(b)		6.00%		0.7%	8.9%		37.8%
Effect of
10% adverse change	$	−	$	−	$(72)	$	−
20% adverse change		(1)		−	(138)		−

Estimate of credit losses(a)		0.4%		5.9%	15.5%		0.2%
Effect of
10% adverse change	$	−	$	−	$(216)	$	−
20% adverse change		(1)		−	(428)		−

Remaining weighted average
asset lives (in months)		15		79	10		2
Net credit losses for the quarter	$	−		$14	$860	$	−
Delinquencies		−		12	1,362		1

December 31, 2008
Discount rate(a)		16.7%		54.2%	15.1%		13.4%
Effect of
10% adverse change		$(6)		$(1)	$(53)	$	−
20% adverse change		(12)		(2)	(105)		(1)

Prepayment rate(a)(b)		10.0%		1.5%	9.6%		43.8%
Effect of
10% adverse change		$(1)	$	−	$(60)		$–
20% adverse change		(1)		−	(118)		(1)

Estimate of credit losses(a)		0.4%		4.9%	16.2%		0.1%
Effect of
10% adverse change		$(1)	$	−	$(223)		$–
20% adverse change		(3)		−	(440)		–

Remaining weighted average
asset lives (in months)		20		70	10		3
Net credit losses for the year		$4		$7	$1,512	$	−
Delinquencies		27		58	1,833		8

(a)	Based on weighted averages.
(b)	Represented a payment rate on credit card receivables, inventory financing receivables (included within equipment) and trade receivables (included within other assets).

(38)

Activity related to retained interests classified as investment securities in our consolidated financial statements for the three and six months ended June 30, 2009 and 2008 follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Cash flows on transfers
Proceeds from new transfers	$3,200	$2,333	$3,200	$3,656
Proceeds from collections reinvested
in revolving period transfers	10,086	14,832	21,313	29,532
Cash flows on retained interests recorded
as investment securities	1,140	1,002	2,017	1,851

Effect on Revenues from services
Net gain on sale	$360	$273	$640	$622
Change in fair value of retained interests
recorded in earnings	85	(18)	172	(93)
Other-than-temporary impairments	(8)	(1)	(16)	(1)

Derivative Activities

Our QSPEs use derivatives to eliminate interest rate risk between the assets and liabilities. At inception of the transaction, the QSPE will enter into derivative contracts to receive a floating rate of interest and pay a fixed rate with terms that effectively match those of the financial assets held. In some cases, we are the counterparty to such derivative contracts, in which case a second derivative is executed with a third party to substantially eliminate the exposure created by the first derivative. The fair value of such derivative contracts was $153 million and $205 million at June 30, 2009 and December 31, 2008, respectively. We have no other derivatives arrangements with QSPEs or other VIEs.

Servicing Activities

The amount of our servicing assets and liabilities was insignificant at June 30, 2009 and December 31, 2008. We received servicing fees from QSPEs of $148 million and $160 million, respectively, for the three months ended June 30, 2009 and 2008, and $303 million and $324 million, respectively, for the first six months ended June 30, 2009 and 2008.

At June 30, 2009 and December 31, 2008, accounts payable included $3,452 million and $3,456 million, respectively, representing obligations to QSPEs for collections received in our capacity as servicer from obligors of the QSPEs.

Included in other receivables at June 30, 2009 and December 31, 2008, were $2,540 million and $2,346 million, respectively, relating to amounts owed by QSPEs to GECC, principally for the purchase of financial assets.

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

(39)

Overview

Revenues for the second quarter of 2009 were $12.6 billion, a $5.6 billion (31%) decrease from the second quarter of 2008. Revenues for the second quarter of 2009 included $1.1 billion of revenue from acquisitions, and in 2009 were reduced by $1.6 billion as a result of dispositions. Revenues for the quarter also decreased $5.1 billion compared with the second quarter of 2008 as a result of organic revenue declines and the stronger U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $0.4 billion, down 86% from $2.8 billion in the second quarter of 2008.

Revenues for the first six months of 2009 were $26.2 billion, a $9.1 billion (26%) decrease from the first six months of 2008. Revenues for the first six months of 2009 and 2008 included $1.8 billion and $0.2 billion of revenue from acquisitions, respectively, and in 2009 were reduced by $2.3 billion as a result of dispositions. Revenues for the first six months of 2009 also decreased $8.4 billion compared with the first six months of 2008 as a result of organic revenue declines and the stronger U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $1.3 billion, down 74% from $5.2 billion in the first six months of 2008.

Overall, acquisitions contributed $1.1 billion to total revenues in both the second quarters of 2009 and 2008. Our earnings in the second quarter of 2009 and 2008 included approximately $0.4 billion and $0.2 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $1.6 billion and $0.1 billion in the second quarters of 2009 and 2008, respectively. The effect of dispositions on earnings was an insignificant amount in both the second quarters of 2009 and 2008.

Acquisitions contributed $1.8 billion and $2.2 billion to total revenues in the first six months of 2009 and 2008, respectively. Our earnings in the first six months of 2009 and 2008 included approximately $0.5 billion and $0.2 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $1.7 billion in the first six months of 2009 compared with higher revenues of $0.4 billion in the first six months of 2008. The effect of dispositions on earnings was an increase of $0.3 billion in both the first six months of 2009 and 2008.

The most significant acquisitions affecting results in the first six months of 2009 were CitiCapital and Interbanca S.p.A. at Commercial Lending and Leasing (CLL); and BAC Credomatic (BAC) and Bank BPH at Consumer (formerly GE Money).

The provision for income taxes was a benefit of $0.7 billion for the second quarter of 2009 (effective tax rate of 238.8%), compared with an insignificant expense for the second quarter of 2008 (effective tax rate of 1.6%). The second quarter 2009 tax benefit when compared to the pre-tax loss results in a positive rate for the quarter. The tax rate increased primarily because of a reduction of income in higher-taxed jurisdictions. This had the effect of increasing the relative impact on the rate of tax benefits from lower-taxed global operations that more than offset the decline in those benefits.

The provision for income taxes was a benefit of $1.9 billion for the first six months of 2009 (effective tax rate of 438.4%), compared with $0.1 billion expense for the first six months of 2008 (effective tax rate of 2.3%). The tax benefit when compared to the pre-tax loss results in a positive rate for the first six months of 2009. The tax rate increased primarily because of a reduction of income in higher-taxed jurisdictions. This had the effect of increasing the relative impact on the rate of tax benefits from lower-taxed global operations that more than offset the decline in those benefits. Mitigating the decline in current year tax benefits from lower-taxed global operations, were increased benefits from management’s decision (discussed below) in the first quarter to indefinitely reinvest outside the U.S. prior year earnings.

During the first quarter of 2009, following the change in our external credit ratings, funding actions taken and our continued review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non- U.S. subsidiaries of General Electric Capital Corporation (GE Capital or GECC), on which we had previously provided deferred U.S. taxes, would now be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion (to $52 billion), resulting in an income tax benefit of $0.7 billion in the first quarter of 2009.

(40)

During the first six months of 2009, GE Capital provided $34 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended $35 billion of credit to approximately 50 million U.S. consumers. GE Capital provided credit to approximately 16,000 new commercial customers and 23,000 new small businesses during the first six months of 2009 in the U.S. and ended the period with outstanding credit to more than 330,000 commercial customers and 145,000 small businesses through retail programs in the U.S.

Segment Operations

Operating segments comprise our five businesses focused on the broad markets they serve: CLL, Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS). The Chairman allocates resources to, and assesses the performance of, these five businesses. We also provide a one-line reconciliation to GECC-only results, the most significant component of these reconciliations is the exclusion of the results of businesses which are not subsidiaries of GECC but instead are direct subsidiaries of General Electric Capital Services (GECS). In addition to providing information on GECS segments in their entirety, we have also provided supplemental information for the geographic regions within the CLL segment for greater clarity.

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

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes. Segment profit, which we sometimes refer to as “net earnings”, includes interest and income taxes.

We have reclassified certain prior-period amounts to conform to the current period’s presentation.

(41)

Summary of Operating Segments

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
(In millions)	2009	2008	2009	2008

Revenues
CLL(a)	$5,219	$7,217	$10,797	$13,823
Consumer(a)	4,883	6,656	9,630	13,096
Real Estate	1,013	1,964	1,988	3,847
Energy Financial Services	490	989	1,134	1,759
GECAS	1,192	1,155	2,336	2,425
Total segment revenues	12,797	17,981	25,885	34,950
GECC corporate items and eliminations	(119)	202	504	510
Total revenues	12,678	18,183	26,389	35,460
Less portion of revenues not included in GECC	(116)	(34)	(218)	(188)
Total revenues in GECC	$12,562	$18,149	$26,171	$35,272

Segment profit
CLL(a)	$232	$908	$454	$1,596
Consumer(a)	243	1,065	970	2,056
Real Estate	(237)	484	(410)	960
Energy Financial Services	65	167	140	300
GECAS	287	279	555	670
Total segment profit	590	2,903	1,709	5,582
GECC corporate items and eliminations(b)(c)	(171)	(92)	(279)	(267)
Less portion of segment profit not included in GECC	(44)	(61)	(81)	(84)
Earnings from continuing operations attributable to GECC	375	2,750	1,349	5,231
Loss from discontinued operations, net of taxes,
attributable to GECC	(194)	(336)	(197)	(382)
Total net earnings attributable to GECC	$181	$2,414	$1,152	$4,849

(a)	During the first quarter of 2009, we transferred Banque Artesia Nederland N.V. (Artesia) from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.
(b)	Included restructuring and other charges of $0.1 billion in both the first six months of 2009 and 2008, primarily related to CLL and Consumer.
(c)	Included $0.1 billion and an insignificant amount during the first six months of 2009 and 2008, respectively, of net losses, related to our treasury operations.

See accompanying notes to condensed, consolidated financial statements.

(42)

CLL

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Revenues	$5,219	$7,217	$10,797	$13,823
Less portion of CLL not included in GECC	(101)	(27)	(196)	(187)
Total revenues in GECC	$5,118	$7,190	$10,601	$13,636

Segment profit	$232	$908	$454	$1,596
Less portion of CLL not included in GECC	(35)	(54)	(70)	(81)
Total segment profit in GECC	$197	$854	$384	$1,515

	At
(In millions)	June 30, 2009	June 30, 2008	December 31, 2008

Total assets	$219,378	$241,375	$228,176
Less portion of CLL not included in GECC	(2,146)	(1,506)	(2,015)
Total assets in GECC	$217,232	$239,869	$226,161

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Revenues
Americas	$2,699	$3,049	$4,981	$6,030
Europe	1,324	1,545	2,465	2,962
Asia	586	796	1,090	1,413
Other	610	1,827	2,261	3,418

Segment profit
Americas	$169	$534	$156	$1,106
Europe	138	218	202	410
Asia	36	174	46	219
Other	(111)	(18)	50	(139)

	At
(In millions)	June 30, 2009	June 30, 2008	December 31, 2008

Total assets
Americas	$126,215	$135,435	$135,253
Europe	53,723	60,072	49,734
Asia	20,353	25,261	23,127
Other	19,087	20,607	20,062

CLL revenues decreased 28% and net earnings decreased 74% compared with the second quarter of 2008. Revenues for the second quarter of 2009 included $0.7 billion from acquisitions, and were reduced by $1.2 billion from dispositions, primarily related to the deconsolidation of Penske Truck Leasing Co., L.P. (PTL). Revenues for the quarter also decreased $1.5 billion compared with the second quarter of 2008 as a result of organic revenue declines ($1.1 billion) and the stronger U.S. dollar ($0.4 billion). Net earnings decreased by $0.7 billion in the second quarter of 2009, resulting from higher provisions for losses on financing receivables ($0.3 billion), lower gains ($0.2 billion) and declines in lower-taxed earnings from global operations ($0.1 billion), partially offset by acquisitions ($0.2 billion).

(43)

CLL revenues decreased 22% and net earnings decreased 72% compared with the first six months of 2008. Revenues for the first six months of 2009 and 2008 included $1.2 billion and $0.1 billion from acquisitions, respectively, and were reduced by $1.2 billion from dispositions, primarily related to the deconsolidation of PTL. Revenues for the first six months of 2009 also included $0.3 billion related to a gain on the partial sale of a limited partnership interest in PTL and remeasurement of our retained investment. Revenues for the first six months decreased $3.2 billion compared with the first six months of 2008 as a result of organic revenue declines ($2.5 billion) and the stronger U.S. dollar ($0.7 billion). Net earnings decreased by $1.1 billion in the first six months of 2009, resulting from higher provisions for losses on financing receivables ($0.5 billion), lower gains ($0.4 billion), declines in lower-taxed earnings from global operations ($0.2 billion) and lower investment income ($0.1 billion), partially offset by acquisitions ($0.3 billion). Net earnings also included mark-to-market losses and other-than-temporary impairments ($0.2 billion) and the absence of the 2008 Genpact gain ($0.3 billion), partially offset by the gain on PTL sale and remeasurement ($0.3 billion).

Consumer

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Revenues	$4,883	$6,656	$9,630	$13,096
Less portion of Consumer not included in GECC	−	−	−	−
Total revenues in GECC	$4,883	$6,656	$9,630	$13,096

Segment profit	$243	$1,065	$970	$2,056
Less portion of Consumer not included in GECC	(8)	(5)	(9)	(7)
Total segment profit in GECC	$235	$1,060	$961	$2,049

	At
(In millions)	June 30, 2009	June 30, 2008	December 31, 2008

Total assets	$180,538	$226,283	$187,927
Less portion of Consumer not included in GECC	(167)	135	(167)
Total assets in GECC	$180,371	$226,418	$187,760

Consumer revenues decreased 27% and net earnings decreased 77% compared with the second quarter of 2008. Revenues for the second quarter of 2009 included $0.4 billion from acquisitions (including a gain of $0.3 billion on the remeasurement of our previously held equity investment in BAC related to the acquisition of a controlling interest in BAC (BAC acquisition gain)) and were reduced by $0.4 billion as a result of dispositions. Revenues for the quarter decreased $1.8 billion compared with the second quarter of 2008 as a result of organic revenue declines ($1.1 billion) and the stronger U.S. dollar ($0.7 billion). The decrease in net earnings resulted from core declines ($1.2 billion), partially offset by the BAC acquisition gain ($0.2 billion) and higher securitization income ($0.1 billion). Core declines primarily resulted from lower results in the U.S. and U.K., reflecting higher provisions for losses on financing receivables ($0.7 billion), a decline in lower-taxed earnings from global operations ($0.3 billion) and higher impairments ($0.1 billion).

Consumer revenues decreased 26% and net earnings decreased 53% compared with the first six months of 2008. Revenues for the first six months of 2009 included $0.5 billion from acquisitions (including the BAC acquisition gain of $0.3 billion) and were reduced by $0.9 billion as a result of dispositions, and the lack of a current-year counterpart to the 2008 gain on sale of our Corporate Payment Services (CPS) business ($0.4 billion). Revenues for the first six months decreased $2.7 billion compared with the first six months of 2008 as a result of the stronger U.S. dollar ($1.4 billion) and organic revenue declines ($1.3 billion). The decrease in net earnings resulted primarily from core declines ($1.2 billion) and the lack of a current-year counterpart to the 2008 gain on sale of our CPS business ($0.2 billion). These decreases were partially offset by higher securitization income ($0.1 billion) and the BAC acquisition gain ($0.2 billion). Core declines primarily resulted from lower results in the U.S. & U.K., reflecting higher provisions for losses on financing receivables ($1.2 billion) and higher impairments ($0.1 billion), partially offset by growth in lower-taxed earnings from global operations ($0.1 billion). The first six months of 2009 benefit from lower-taxed earnings from global operations included $0.5 billion from the decision to indefinitely reinvest prior-year earnings outside the U.S.

(44)

Real Estate

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Revenues	$1,013	$1,964	$1,988	$3,847
Less portion of Real Estate not included in GECC	(13)	(7)	(19)	−
Total revenues in GECC	$1,000	$1,957	$1,969	$3,847

Segment profit	$(237)	$484	$(410)	$960
Less portion of Real Estate not included in GECC	−	(1)	(1)	6
Total segment profit in GECC	$(237)	$483	$(411)	$966

	At
(In millions)	June 30, 2009	June 30, 2008	December 31, 2008

Total assets	$83,960	$90,611	$85,266
Less portion of Real Estate not included in GECC	(155)	(131)	(357)
Total assets in GECC	$83,805	$90,480	$84,909

Real Estate revenues decreased 48% and net earnings decreased 149% compared with the second quarter of 2008. Revenues for the quarter decreased $1.0 billion compared with the second quarter of 2008 as a result of organic revenue declines ($0.8 billion), primarily as a result of a decrease in sales of properties, and the stronger U.S. dollar ($0.1 billion). Real Estate net earnings decreased $0.7 billion compared with the second quarter of 2008, primarily from a decrease in gains on sales of properties as compared to the prior period ($0.4 billion) and an increase in provisions for losses on financing receivables and impairments ($0.4 billion). Depreciation expense on real estate equity investments totaled $0.3 billion in both the second quarters of 2009 and 2008.

Real Estate revenues decreased 48% and net earnings decreased 143% compared with the first six months of 2008. Revenues for the first six months decreased $1.9 billion compared with the first six months of 2008 as a result of organic revenue declines ($1.7 billion), primarily as a result of a decrease in sales of properties, and the stronger U.S. dollar ($0.2 billion). Real Estate net earnings decreased $1.4 billion compared with the first six months of 2008, primarily from a decrease in gains on sales of properties as compared to the prior period ($0.9 billion) and an increase in provisions for losses on financing receivables and impairments ($0.5 billion). Depreciation expense on real estate equity investments totaled $0.6 billion in both the first six months of 2009 and 2008.

Energy Financial Services

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Revenues	$490	$989	$1,134	$1,759
Less portion of Energy Financial Services not included in GECC	(1)	1	(2)	−
Total revenues in GECC	$489	$990	$1,132	$1,759

Segment profit	$65	$167	$140	$300
Less portion of Energy Financial Services not included in GECC	−	1	−	1
Total segment profit in GECC	$65	$168	$140	$301

	At
(In millions)	June 30, 2009	June 30, 2008	December 31, 2008

Total assets	$22,956	$21,580	$22,079
Less portion of Energy Financial Services not included in GECC	(70)	(52)	(54)
Total assets in GECC	$22,886	$21,528	$22,025

(45)

Energy Financial Services revenues decreased 50% and net earnings decreased 61% compared with the second quarter of 2008. Revenues for the quarter decreased $0.5 billion compared with the second quarter of 2008 as a result of organic declines ($0.5 billion), primarily as a result of the effects of lower energy commodity prices and a decrease in gains on sales of assets. The decrease in net earnings resulted primarily from core declines, including a decrease in gains on sales of assets as compared to the prior period.

Energy Financial Services revenues decreased 36% and net earnings decreased 53% compared with the first six months of 2008. Revenues for the first six months of 2009 included $0.1 billion of gains from dispositions. Revenues for the first six months also decreased $0.7 billion compared with the first six months of 2008 as a result of organic declines ($0.7 billion), primarily as a result of the effects of lower energy commodity prices and a decrease in gains on sales of assets. The decrease in net earnings resulted primarily from core declines, including a decrease in gains on sales of assets as compared to the prior period and the effects of lower energy commodity prices.

GECAS

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Revenues	$1,192	$1,155	$2,336	$2,425
Less portion of GECAS not included in GECC	(1)	(1)	(1)	(1)
Total revenues in GECC	$1,191	$1,154	$2,335	$2,424

Segment profit	$287	$279	$555	$670
Less portion of GECAS not included in GECC	(1)	(2)	(1)	(3)
Total segment profit in GECC	$286	$277	$554	$667

	At
(In millions)	June 30, 2009	June 30, 2008	December 31, 2008

Total assets	$50,337	$48,383	$49,455
Less portion of GECAS not included in GECC	(197)	(232)	(198)
Total assets in GECC	$50,140	$48,151	$49,257

GECAS revenues increased 3% and net earnings increased 3% compared with the second quarter of 2008. The increase in revenues resulted primarily from organic revenue growth, partially offset by lower asset sales. The increase in net earnings resulted primarily from core growth, partially offset by lower asset sales.

GECAS revenues decreased 4% and net earnings decreased 17% compared with the first six months of 2008. The decrease in revenues resulted primarily from lower asset sales ($0.2 billion), partially offset by organic revenue growth ($0.1 billion). The decrease in net earnings resulted primarily from lower asset sales ($0.1 billion), partially offset by core growth.

Discontinued Operations

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Loss from discontinued
operations, net of taxes	$(194)	$(336)	$(197)	$(382)

Discontinued operations comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), GE Life, and Genworth Financial, Inc. Results of these businesses are reported as discontinued operations for all periods presented.

(46)

Loss from discontinued operations, net of taxes, for the second quarter and the first six months of 2009, primarily reflected the incremental loss ($0.1 billion) related to our sale of GE Money Japan.

Loss from discontinued operations, net of taxes, for the second quarter and the first six months of 2008, primarily reflected the estimated incremental loss on disposal ($0.2 billion) and the loss from operations ($0.1 billion) at GE Money Japan.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position in the first six months of 2009 resulted from the following:

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

•	The U.S. dollar was weaker at June 30, 2009 than at December 31, 2008, increasing the translated levels of our non-U.S. dollar assets and liabilities;

•	We deconsolidated PTL following our partial sale during the first quarter of 2009;

•	We purchased a controlling interest in BAC in the second quarter of 2009; and

•	At GECS, collections on financing receivables exceeded originations by approximately $25 billion in the first half of 2009.

Cash Flows

GECC cash and equivalents aggregated $49.1 billion at June 30, 2009, compared with $15.5 billion at June 30, 2008. GECC cash used for operating activities totaled $2.7 billion for the first six months of 2009, compared with cash from operating activities of $12.4 billion for the first six months of 2008. This decrease was primarily due to an overall decline in net earnings, decreases in cash collateral held from counterparties on derivative contracts and declines in volume resulting in a reduction of accounts payable.

Consistent with our plan to reduce GECC asset levels, cash from investing activities was $30.9 billion during the first six months of 2009. $25.4 billion resulted from a reduction in financing receivables, primarily from collections exceeding originations and $8.8 billion resulted from proceeds from business dispositions, including the consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., the credit card business in Ireland and a portion of our Australian residential mortgage business. These sources were partially offset by cash used for acquisitions of $5.6 billion, primarily for the acquisition of Interbanca S.p.A.

GECC cash used for financing activities in the first six months of 2009 related primarily to a $34.2 billion reduction in borrowings (maturities 90 days or less) and $1.6 billion of net redemptions of investment contracts, partially offset by $11.6 billion of new issuances on borrowings (maturities longer than 90 days) exceeding repayments and a capital contribution and share issuance totaling $8.8 billion.

(47)

Fair Value Measurements

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. Adoption of SFAS 157 did not have a material effect on our financial position or results of operations. During the first six months of 2009, there were no significant changes in our methodology for measuring fair value of financial instruments as compared to prior quarters. Additional information about our application of SFAS 157, as amended, is provided in Note 10 to the condensed, consolidated financial statements.

At June 30, 2009, the aggregate amount of investments that are measured at fair value through earnings totaled $7.3 billion and consisted primarily of retained interests in securitizations, equity investments, as well as various assets held for sale in the ordinary course of business, such as credit card receivables.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to holders of guaranteed investment contracts (GICs). The fair value of investment securities totaled $20.8 billion at June 30, 2009, compared with $19.3 billion at December 31, 2008. Of the amount at June 30, 2009, we held debt securities with an estimated fair value of $13.0 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $4.1 billion, $2.6 billion and $1.2 billion, respectively. Unrealized losses on debt securities were $2.6 billion and $2.9 billion at June 30, 2009 and December 31, 2008, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $0.6 billion, $1.0 billion and $0.5 billion, respectively, at June 30, 2009, as compared with $0.7 billion, $1.0 billion and $0.5 billion, respectively, at December 31, 2008.

Of the $2.6 billion of RMBS, our exposure to subprime credit was approximately $1.1 billion, and these securities are primarily held to support obligations to holders of GICs. A majority of these securities have received investment-grade credit ratings from the major rating agencies. We purchased no such securities in the first six months of 2009 and 2008. These investment securities are collateralized primarily by pools of individual direct mortgage loans, and do not include structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005.

We regularly review investment securities for impairment. Our review uses both qualitative and quantitative criteria. FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was effective for us on April 1, 2009 and modified the requirements for recognizing and measuring other-than-temporary impairment for debt securities. The FSP did not have a material impact on our results of operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. With respect to corporate bonds we placed greater emphasis on the credit quality of the issuer. With respect to RMBS and CMBS, we placed greater emphasis on our expectations with respect to cash flows from the underlying collateral and with respect to RMBS, we considered other features of the security, principally monoline insurance. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers.

(48)

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. At June 30, 2009, our investment securities insured by Monolines totaled $2.3 billion, including $1.0 billion of our $1.1 billion investment in subprime RMBS. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. In evaluating whether a security with Monoline credit enhancement is other-than-temporarily impaired, we first evaluate whether there has been an adverse change in estimated cash flows as determined in accordance with Emerging Issues Task Force (EITF) Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. If there has been an adverse change in estimated cash flows, we then evaluate the overall credit worthiness of the Monoline using an analysis that is similar to the approach we use for corporate bonds. This includes an evaluation of the following factors: sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurance or other regulator. At June 30, 2009, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected loss was $0.6 billion, of which $0.3 billion relates to expected credit losses and the remaining $0.3 billion relates to other market factors.

Total pre-tax other-than-temporary impairment losses during the three months ended June 30, 2009 were $0.2 billion of which, $0.1 billion was recognized in earnings and primarily relates to credit losses on retained interests in our securitization arrangements and RMBS, and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities, corporate debt securities across a broad range of industries and retained interest in our securitization arrangements. The amount of associated unrealized loss on these securities at June 30, 2009 is $0.8 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Continued uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At June 30, 2009, unrealized losses on investment securities totaled $2.7 billion, including $2.4 billion aged 12 months or longer, compared with unrealized losses of $3.2 billion, including $2.0 billion aged 12 months or longer, at December 31, 2008. Of the amount aged 12 months or longer at June 30, 2009, more than 70% of our debt securities were considered to be investment-grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $1.8 billion and $0.5 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at June 30, 2009, the vast majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. The fair values used to determine these unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. For additional information, see Note 3 to the condensed, consolidated financial statements.

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

(49)

Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. Historically, we have had less consumer exposure, which over time has had higher loss rates than commercial exposure. Our consumer exposure is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 7% of our total portfolio. Of those, approximately 40% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in GECC revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 60% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

Our commercial portfolio primarily comprises senior, secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, including industrial-related facilities and equipment; commercial and residential real estate; vehicles, aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, telecommunications and healthcare industries. Substantially all of this portfolio is secured.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate. We adopted SFAS 141(R), Business Combinations, on January 1, 2009. As a result of this adoption, loans acquired in a business acquisition are recorded at fair value, which incorporates our estimate at the acquisition date of the credit losses over the remaining life of the portfolio. As a result, the allowance for loan losses is not carried over at acquisition. This may result in lower reserve coverage ratios prospectively.

(50)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
(In millions)	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008

CLL(a)
Americas	$96,352	$104,462	$3,023	$1,944	$1,116	$824
Europe	40,549	36,972	1,065	345	448	288
Asia	14,057	16,683	533	306	199	163
Other	751	786	15	2	6	2

Consumer(a)
Non-U.S. residential
mortgages	62,587	60,753	4,878	3,321	831	383
Non-U.S. installment
and revolving credit	25,485	24,441	524	413	1,147	1,051
U.S. installment and
revolving credit	23,939	27,645	818	758	1,575	1,700
Non-U.S. auto	14,853	18,168	84	83	269	222
Other	13,218	11,541	289	175	250	226

Real Estate(b)	46,018	46,735	1,325	194	570	301

Energy Financial
Services	8,471	8,355	241	241	91	58

GECAS	14,992	15,326	204	146	61	60

Other	3,324	4,031	70	38	27	28
Total	$364,596	$375,898	$13,069	$7,966	$6,590	$5,306

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.
(b)	Financing receivables included $660 million and $731 million of construction loans at June 30, 2009 and December 31, 2008, respectively.

(51)

	Nonearning receivables as a percent of financing receivables		Allowance for losses as a percent of nonearning receivables		Allowance for losses as a percent of total financing receivables
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008

CLL(a)
Americas	3.1%	1.9%	36.9%	42.4%	1.2%	0.8%
Europe	2.6	0.9	42.1	83.5	1.1	0.8
Asia	3.8	1.8	37.3	53.3	1.4	1.0
Other	2.0	0.3	40.0	100.0	0.8	0.3

Consumer(a)
Non-U.S. residential
mortgages	7.8	5.5	17.0	11.5	1.3	0.6
Non-U.S. installment
and revolving credit	2.1	1.7	218.9	254.5	4.5	4.3
U.S. installment and
revolving credit	3.4	2.7	192.5	224.3	6.6	6.1
Non-U.S. auto	0.6	0.5	320.2	267.5	1.8	1.2
Other	2.2	1.5	86.5	129.1	1.9	2.0

Real Estate	2.9	0.4	43.0	155.2	1.2	0.6

Energy Financial
Services	2.8	2.9	37.8	24.1	1.1	0.7

GECAS	1.4	1.0	29.9	41.1	0.4	0.4

Other	2.1	0.9	38.6	73.7	0.8	0.7

Total(b)	3.6	2.1	50.4	66.6	1.8	1.4

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.
(b)	Excluding the effects of the acquisitions of Interbanca S.p.A. and BAC, the ratio of allowance for losses as a percent of total financing receivables would have been 1.9% at June 30, 2009.

Further information on the determination of the allowance for losses on financing receivables is provided in the Critical Accounting Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

The portfolio of financing receivables, before allowance for losses, was $364.6 billion at June 30, 2009, and $375.9 billion at December 31, 2008. Financing receivables, before allowance for losses, decreased $11.3 billion from December 31, 2008, primarily as a result of core declines ($19.2 billion) and commercial and equipment securitization and sales ($11.4 billion), partially offset by acquisitions ($12.3 billion) and the weaker U.S. dollar ($8.5 billion).

Related nonearning receivables totaled $13.1 billion (3.6% of outstanding receivables) at June 30, 2009, compared with $8.0 billion (2.1% of outstanding receivables) at December 31, 2008. Nonearning receivables increased from December 31, 2008, primarily in connection with the challenging global economic environment, increased deterioration in the real estate markets and rising unemployment.

The allowance for losses at June 30, 2009, totaled $6.6 billion compared with $5.3 billion at December 31, 2008, representing our best estimate of probable losses inherent in the portfolio and reflecting the then current credit and economic environment. Allowance for losses increased $1.3 billion from December 31, 2008, primarily due to increasing delinquencies and nonearning receivables, reflecting the continued weakened economic and credit environment.

(52)

“Impaired” loans in the table below are defined as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. The vast majority of our consumer and a portion of our CLL nonearning receivables are excluded from this definition, as they represent smaller balance homogenous loans that we evaluate collectively by portfolio for impairment.

Impaired loans include nonearning receivables on larger balance or restructured loans, loans which are currently paying interest under the cash basis (but are excluded from the nonearning category), and loans paying currently but which have been previously restructured.

Specific reserves are recorded for individually impaired loans to the extent we judge principal to be uncollectible. Certain loans classified as impaired may not require a reserve. In these circumstances, we believe that we will ultimately collect the unpaid balance (through collection or collateral repossession).

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

At
(In millions)	June 30, 2009	December 31, 2008

Loans requiring allowance for losses	$5,657	$2,712
Loans expected to be fully recoverable	2,425	871
Total impaired loans	$8,082	$3,583

Allowance for losses (specific reserves)	$1,321	$635
Average investment during the period	5,836	2,064
Interest income earned while impaired(a)	55	48

(a)	Recognized principally on cash basis.

Impaired loans increased by $4.5 billion from December 31, 2008 to June 30, 2009 primarily relating to increases at Real Estate ($2.5 billion) and CLL ($1.5 billion). Of the impaired loans at Real Estate, approximately $2.0 billion are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

CLL − Americas. Nonearning receivables of $3.0 billion represented 23.1% of total nonearning receivables at June 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 42.4% at December 31, 2008, to 36.9% at June 30, 2009, primarily from an increase in secured exposures requiring relatively lower specific reserve levels, based upon the strength of the underlying collateral values. The ratio of nonearning receivables as a percent of financing receivables increased from 1.9% at December 31, 2008, to 3.1% at June 30, 2009, primarily from an increase in nonearning receivables in our senior secured lending portfolio concentrated in the following industries: media, communications, corporate aircraft, auto, transportation, retail/publishing, inventory finance, and franchise finance.

CLL – Europe. Nonearning receivables of $1.1 billion represented 8.1% of total nonearning receivables at June 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 83.5% at December 31, 2008, to 42.1% at June 30, 2009, primarily from the increase in nonearning receivables related to the acquisition of Interbanca S.p.A. The ratio of nonearning receivables as a percent of financing receivables increased from 0.9% at December 31, 2008, to 2.6% at June 30, 2009, primarily from the increase in nonearning receivables related to the acquisition of Interbanca S.p.A. and an increase in nonearning receivables in secured lending in the automotive industry, partially offset by the effect of the increase in financing receivables from the acquisition of Interbanca S.p.A. in the first quarter of 2009. Excluding the effects of the Interbanca S.p.A. acquisition, the ratio of allowance for losses as a percent of financing receivables would have been 1.3%.

(53)

CLL – Asia. Nonearning receivables of $0.5 billion represented 4.1% of total nonearning receivables at June 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 53.3% at December 31, 2008, to 37.3% at June 30, 2009, primarily due to an increase in nonearning receivables in secured exposures which did not require significant specific reserves based upon the strength of the underlying collateral values. The ratio of nonearning receivables as a percent of financing receivables increased from 1.8% at December 31, 2008, to 3.8% at June 30, 2009, primarily from an increase in nonearning receivables at our corporate asset-based, distribution finance and corporate air secured financing businesses in Japan, Australia, New Zealand and India and a lower financing receivables balance.

Consumer − non-U.S. residential mortgages. Nonearning receivables of $4.9 billion represented 37.3% of total nonearning receivables at June 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables increased from 11.5% at December 31, 2008, to 17.0% at June 30, 2009. In the first six months of 2009, our nonearning receivables increased primarily as a result of continued decline in the U.K. housing market, partially offset by increased foreclosures. Our non-U.S. mortgage portfolio has a loan-to-value of approximately 75% at origination and the vast majority are first lien positions. In addition, we carry mortgage insurance on most of our first mortgage loans originated at a loan-to-value above 80%. At June 30, 2009, we had in repossession stock approximately 2,100 houses in the U.K. which had a value of $0.3 billion.

Consumer − non-U.S. installment and revolving credit. Nonearning receivables of $0.5 billion represented 4.0% of total nonearning receivables at June 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 254.5% at December 31, 2008, to 218.9% at June 30, 2009, reflecting the effects of loan repayments and reduced originations. Allowance for losses as a percent of financing receivables increased from 4.3% at December 31, 2008, to 4.5% at June 30, 2009, as increases in allowance for losses, driven by the effects of increased delinquencies in Western Europe and Australia, were partially offset by the effects of the BAC acquisition. Excluding the effects of the BAC acquisition, the ratio of allowance for losses as a percent of financing receivables would have been 4.8%.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.8 billion represented 6.3% of total nonearning receivables at June 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 224.3% at December 31, 2008, to 192.5% at June 30, 2009, as increases in the allowance due to the effects of the continued deterioration in our U.S. portfolio in connection with rising unemployment were more than offset by the effects of better entry rates and improved late stage collection effectiveness.

Real Estate. Nonearning receivables of $1.3 billion represented 10.1% of total nonearning receivables at June 30, 2009.  The $1.1 billion increase in nonearning receivables since December 31, 2008 was driven primarily by delinquency deterioration in the U.S. apartment loan portfolio, which has been adversely affected by rent and occupancy declines. The ratio of allowance for losses as a percent of total financing receivables increased from 0.6% at December 31, 2008, to 1.2% at June 30, 2009, driven primarily by continued economic deterioration in the U.S. and the U.K. markets which resulted in an increase in specific provisions. The ratio of allowance for losses as a percent of nonearning receivables declined from 155.2% at December 31, 2008, to 43.0% at June 30, 2009, reflecting a higher proportion of the allowance being attributable to specific reserves and our estimate of underlying collateral values. At June 30, 2009, real estate held for investment included $0.5 billion representing 44 foreclosed commercial real estate properties.

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

	Delinquency rates at
	June 30, 2009(a)	December 31, 2008	June 30, 2008

Equipment Financing	2.78%	2.17%	1.48%
Consumer	8.73	7.43	5.91
U.S.	6.99	7.14	5.55
Non-U.S.	9.45	7.57	6.05

(a)	Subject to update.

(54)

Delinquency rates on equipment financing loans and leases increased from December 31, 2008 and June 30, 2008, to June 30, 2009, as a result of the continuing weakness in the global economic and credit environment. In addition, delinquency rates on equipment financing loans and leases increased 10 basis points from June 30, 2008 to June 30, 2009, as a result of the inclusion of the CitiCapital and Sanyo acquisitions. The challenging credit environment may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on consumer financing receivables increased from December 31, 2008 and June 30, 2008, to June 30, 2009, primarily because of rising unemployment, a challenging economic environment and lower volume. In response, we continued to tighten underwriting standards globally, increased focus on collection effectiveness and will continue the process of regularly reviewing and adjusting reserve levels. We expect the global environment, along with U.S. unemployment levels, to continue to deteriorate in 2009, which may result in higher provisions for loan losses and could adversely affect results of operations at Consumer. At June 30, 2009, roughly 44% of our U.S.-managed portfolio, which consisted of credit cards, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at June 30, 2009. See Note 4 to the condensed, consolidated financial statements.

Other assets comprise mainly real estate equity investments, equity and cost method investments, derivative instruments and assets held for sale. Other assets totaled $84.8 billion at June 30, 2009, including a $6.1 billion equity method investment in PTL following our partial sale during the first quarter of 2009, compared with $84.2 billion at December 31, 2008. During the first six months of 2009, we recognized other-than-temporary impairments of cost and equity method investments of $0.2 billion. Of the amount at June 30, 2009, we had cost method investments totaling $2.4 billion. The fair value of and unrealized loss on cost method investments in a continuous unrealized loss position for less than 12 months at June 30, 2009, were $0.9 billion and $0.2 billion, respectively. The fair value of and unrealized loss on cost method investments in a continuous unrealized loss position for 12 months or more at June 30, 2009, were insignificant.

Included in other assets are Real Estate equity investments of $32.8 billion at both June 30, 2009 and December 31, 2008. Our portfolio is diversified, both geographically and by asset type.  However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market value.  Over the past several months, these markets have been increasingly affected by rising unemployment, a slowdown in general business activity and continued challenging conditions in the credit markets. We expect these markets will continue to be affected while the economic environment remains challenging.

We annually review the estimated values of our real estate investments, and at December 31, 2008, the carrying value of our Real Estate investments exceeded the estimated value by about $4 billion. For additional information, see page 38 of Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our 2008 Form 10-K.  During the second quarter, we updated our review and determined that the carrying value of our Real Estate investments exceeded estimated value by about $5 billion at June 30, 2009 due to a decline in the Eurozone macroeconomic forecast. Declines in estimated value of real estate below carrying value result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured based upon the fair value of the underlying asset which is based upon current market data, including current capitalization rates. During the first six months of 2009, Real Estate recognized pre-tax impairments of $0.2 billion on its real estate investments, compared with an insignificant amount for the comparable period in 2008. Continued deterioration in economic and market conditions may result in further impairments being recognized.

D. Liquidity and Borrowings

We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles. Our obligations include principal payments on outstanding borrowings, interest on borrowings, purchase obligations for equipment and general obligations such as collateral deposits held, payroll and general expenses. We rely on cash generated through our operating activities as well as unsecured and secured funding sources, including commercial paper, term debt, bank deposits, bank borrowings, securitization and other retail funding products.

(55)

Sources for payment of our obligations are determined through our annual financial and strategic planning processes. GECS 2009 funding plan anticipates repayment of principal on outstanding short-term borrowings ($194 billion at December 31, 2008) through commercial paper issuances; deposit funding and alternative sources of funding; long-term debt issuances; collections of financing receivables exceeding originations; and cash on hand.

Interest on borrowings is funded through interest earned on existing financing receivables. During the first six months of 2009, GECS earned interest income on financing receivables of $11.9 billion, which more than offset interest expense of $9.6 billion. Purchase obligations and other general obligations are funded through collection of principal on our existing portfolio of loans and leases, cash on hand and operating cash flow.

Over the last year, the global credit markets have recently experienced significant volatility, which has affected both the availability and cost of our funding sources. Throughout this period of volatility, we have been able to continue to meet our funding needs at acceptable costs and we continue to access the commercial paper markets without interruption.

Recent Liquidity Actions

GE, our ultimate parent, GECS and GECC maintain a strong focus on their liquidity. Recent actions to strengthen and maintain liquidity included:

•
GECS cash and cash equivalents were $50 billion at June 30, 2009, and committed credit lines were $55.4 billion. GECS intends to maintain committed credit lines and cash in excess of GECS commercial paper borrowings going forward;

•	We achieved our targeted 2009 reduction of commercial paper borrowings ahead of plan by reducing GECS commercial paper borrowings to $50 billion at June 30, 2009;

•	GECS completed its funding related to its long-term debt funding target of $45 billion for 2009 and have issued $20 billion of its targeted long-term debt funding for 2010;

•
During the first six months of 2009, GECS issued an aggregate of $9.2 billion of long-term debt that is not guaranteed under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP). Subsequent to June 30, 2009, we issued an additional $3 billion of debt that is not guaranteed under the TLGP;

•	GECS is managing collections versus originations to help support liquidity needs. In the first half of 2009, collections have exceeded originations by approximately $25 billion;

•
In May 2009, we issued Series 2009-1, Class A Notes, in the amount of $1.0 billion utilizing our GE Capital Credit Card Master Note Trust securitization platform. The Class A Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”). Depending on market conditions and terms, we may securitize additional credit card assets, floorplan receivables, equipment receivables and commercial mortgage loans, in transactions for which investors can access TALF;

•
In February 2009, GE announced the reduction of its quarterly stock dividend by 68% from $0.31 per share to $0.10 per share, effective in the third quarter of 2009, which will save the company approximately $4 billion during the remainder of 2009 and approximately $9 billion annually thereafter;

•	In September 2008, GECS reduced its dividend to GE and GE suspended its stock repurchase program. Effective January 2009, GECS fully suspended its dividend to GE;

•
In October 2008, GE raised $15 billion in cash through common and preferred stock offerings and contributed $15 billion to GECS, including $9.5 billion in the first quarter of 2009 (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance), in order to improve tangible capital and reduce leverage. We do not anticipate additional contributions in 2009; and

•	GECS registered in October 2008 to use the Federal Reserve’s Commercial Paper Funding Facility (CPFF) for up to $83 billion, which is available through February 1, 2010.

(56)

Cash and Equivalents

GE’s cash and equivalents were $52.3 billion at June 30, 2009. GE anticipates that it will continue to generate cash from operating activities in the future, which is available to help meet our liquidity needs. We also generate substantial cash from the principal collections of loans and rentals from leased assets, which historically has been invested in asset growth.

We have committed, unused credit lines totaling $55.4 billion that had been extended to us by 59 financial institutions at June 30, 2009. These lines include $36.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $17.1 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

Funding Plan

Our 2009 funding plan anticipates approximately $45 billion of senior, unsecured long-term debt issuance, $13.4 billion of which was pre-funded in December 2008. In the first six months of 2009, we completed issuances of $34.6 billion of long-term debt under the TLGP and $9.2 billion in non-guaranteed senior, unsecured debt with maturities up to 30 years. We have completed our anticipated 2009 long-term debt funding plan and have pre-funded $20 billion of our 2010 long-term debt funding target of $35 to $40 billion.

Under the TLGP, the FDIC guarantees certain senior, unsecured debt issued before October 31, 2009 (with maturities of greater than 30 days that mature on or prior to December 31, 2012). GE Capital pays annualized fees associated with this program that range from 60 to 160 basis points of the principal amount of each issuance and vary according to the issuance date and maturity.

At the request of GE Capital, on July 21, 2009, the FDIC approved an application filed by GE Capital which positions it to exit the TLGP. As a result, GE Capital will no longer issue FDIC-guaranteed commercial paper with maturities of 31 to 270 days and will be able to issue non-guaranteed long-term debt with maturities of 18 months to three years. The FDIC and GE Capital have also agreed to reduce GE Capital’s aggregate limit under the program, resulting in approximately $14 billion of remaining long-term debt capacity under the TLGP at July 21, 2009.

During the fourth quarter of 2008, GECS issued commercial paper into the CPFF. The last tranche of this commercial paper matured in February 2009. Although we do not anticipate further utilization of the CPFF, it remains available until February 1, 2010.

GECS has incurred $1.9 billion of fees for participation in the TLGP and CPFF programs through June 30, 2009. These fees are amortized over the terms of the related borrowings.

We maintain securitization capability in most of the asset classes we have traditionally securitized. However, in 2008 and 2009 these capabilities have been, and continue to be, more limited than in 2007. We have continued to execute new securitizations using bank commercial paper conduits. Securitization proceeds were $13.3 billion and $24.5 billion during the three months and six months ended June 30, 2009, respectively. Comparable amounts for 2008 were $17.2 billion and $33.1 billion, for the three months and six months, respectively. On May 12, 2009, we issued Series 2009-1, Class A Notes, in the amount of $1.0 billion utilizing our GE Capital Credit Card Master Note Trust securitization platform. The Class A Notes were eligible collateral under TALF. Depending on market conditions and terms, we may securitize additional credit card assets, floorplan and equipment receivables, and commercial mortgage loans, in transactions for which investors can access TALF.

We have deposit-taking capability at 18 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, Inc., a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) distributed by brokers in maturity terms from three months to ten years. Bank deposits, which are a large component of our alternative funding, were $36.5 billion at June 30, 2009, including CDs of $17.3 billion. Total alternative funding decreased from $54.9 billion to $48.1 billion during the first six months of 2009, primarily resulting from a reduction in bank borrowings and CD balances due to the timing of asset origination at the banks. This decline was more than offset by collections on financing receivables exceeding originations by approximately $25 billion in the first half of 2009.

(57)

The effect on our liquidity when the TLGP expires will depend on a number of factors, including our funding needs and market conditions at that time. If the recent disruption in the credit markets were to return or if the challenging market conditions continue, our ability to issue unsecured long-term debt may be affected. In the event we cannot sufficiently access our normal sources of funding as a result of the ongoing credit market turmoil, we have a number of alternative means to enhance liquidity, including:

•	Controlling new originations in GE Capital to reduce capital and funding requirements;

•	Using part of our available cash balance;

•	Pursuing alternative funding sources, including deposits and asset-backed fundings;

•	Using our bank credit lines which, with our cash, we plan to maintain in excess of our outstanding commercial paper; and

•	Obtaining additional capital from GE, including from funds retained as a result of the reduction in GE’s dividend announced in February 2009 or future dividend reductions.

We believe that our existing funds combined with our alternative means to enhance liquidity provide us with adequate liquidity to manage through the current credit cycle.

Credit Ratings

The major debt rating agencies routinely evaluate GE’s and our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. On March 12, 2009, Standard & Poor’s (S&P) downgraded GE and GE Capital’s long-term rating by one notch from “AAA” to “AA+” and, at the same time, revised the outlook from negative to stable. Under S&P’s definitions, an obligation rated “AAA” has the highest rating assigned by S&P. The obligor's capacity to meet its financial commitment on the obligation is extremely strong. An obligation rated “AA” differs from an obligation rated “AAA” only to a small degree in that the obligor's capacity to meet its financial commitment on the obligation is very strong. An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate term. In determining a rating outlook, consideration is given to any changes in the economic and/or fundamental business conditions. Stable means that a rating is not likely to change in the next six months to two years.

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

The short-term ratings of “A-1+/P-1” were affirmed by both rating agencies at the same time with respect to GE, GE Capital Services and GE Capital.

We do not believe that the downgrades by S&P and Moody’s have had, or will have, a material impact on our cost of funding or liquidity as the downgrades had been widely anticipated in the market and were already reflected in the spreads on our debt.

Ratio of Earnings to Fixed Charges

As set forth in Exhibit 99(b) hereto, GE Capital’s ratio of earnings to fixed charges declined to 0.94:1 in the first six months of 2009 due to lower pre-tax earnings at GE Capital which were primarily driven by higher provisions for losses on financing receivables in connection with the challenging economic environment.

(58)

Income Maintenance Agreement

On March 28, 1991, GE entered into an agreement with GE Capital to make payments to GE Capital, constituting additions to pre-tax income under the agreement, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. The agreement, which is filed as Exhibit 99(a) to GE’s annual report on Form 10-K, can only be terminated by either party upon written notice, in which case termination is not effective until the third anniversary of the date of such notice. GE made a $9.5 billion capital contribution to GECS in the first quarter of 2009 (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance) to improve tangible capital and reduce leverage. This payment constitutes an addition to pre-tax income under the agreement and therefore will increase the ratio of earnings to fixed charges of GE Capital for the fiscal year 2009 for purposes of the agreement. The payment will not affect the ratio of earnings to fixed charges as determined in accordance with current SEC rules and disclosed in the preceding paragraph because it does not constitute an addition to pre-tax income under current U.S. GAAP. We do not anticipate additional capital contributions in 2009.

Variable Interest Entities and Off-Balance Sheet Arrangements

In the first quarter of 2009, we further reduced our investment in PTL by selling a 1% limited partnership interest in PTL, a previously consolidated variable interest entity, to Penske Truck Leasing Corporation, the general partner of PTL, whose majority shareowner is a member of GE’s Board of Directors.

The disposition of the shares, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights, resulted in the deconsolidation of PTL. We recognized a pre-tax gain on the sale of $296 million, including a gain on the remeasurement of our retained investment of $189 million. The measurement of the fair value of our retained investment in PTL was based on a methodology that incorporated both discounted cash flow information and market data. In applying this methodology, we utilized different sources of information, including actual operating results, future business plans, economic projections and market observable pricing multiples of similar businesses. The resulting fair value reflected our position as a noncontrolling shareowner at the conclusion of the transaction. As of June 30, 2009, our remaining equity investment in PTL was 49.9% and is accounted for under the equity method.

E. New Accounting Standards

On June 12, 2009, the FASB issued amendments to existing standards on accounting for securitizations and consolidation of variable interest entities (VIEs), which will be effective for us on January 1, 2010. The amendment to securitization accounting will eliminate the qualifying special purpose entity (QSPE) concept, and a corresponding amendment to the consolidation standard will require that all such entities be evaluated for consolidation as VIEs, which will likely result in our consolidating substantially all of our former QSPEs. Upon adoption, we will record assets and liabilities of these entities at carrying amounts consistent with what they would have been if they had always been consolidated, which will require the reversal of a portion of previously recognized securitization gains as a cumulative effect adjustment to retained earnings. Alternatively, we may elect to record all qualifying financial assets and liabilities of a VIE at fair value both on the date of adoption, as an adjustment to retained earnings, and subsequently, through net earnings. Under the revised guidance and assuming consolidation at carrying amount at June 30, 2009, we would have recognized GECS financing receivables, net of allowance for losses, of approximately $22 billion and a reduction in equity of approximately $2 billion.

The amended guidance on securitizations also modifies existing derecognition criteria in a manner that will significantly narrow the types of transactions that will qualify as sales. The revised criteria will apply prospectively to transfers of financial assets occurring after December 31, 2009.

(59)

The amended consolidation guidance for VIEs will also replace the existing quantitative approach for identifying who should consolidate a VIE, which was based on who is exposed to a majority of the risks and rewards, with a qualitative approach, based on who has the power to direct the economically significant activities of the entity. Under the revised guidance, more entities may meet the definition of a VIE, and the determination about who should consolidate a VIE is required to be evaluated continuously. Upon adoption, assets and liabilities of consolidated VIEs will be recorded in the manner described above for QSPEs. If it is not practicable to determine such carrying amounts, assets and liabilities will be measured at their fair values on the date of adoption. We are evaluating all entities that fall within the scope of the amended guidance to determine whether we may be required to consolidate or deconsolidate additional entities on January 1, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2008. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2009, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

(60)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
August 3, 2009	/s/Michael A. Neal
Date	Michael A. Neal Chief Executive Officer

(61)