Form 10-K
period 2009-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 2010-02-19
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 1-6461

General Electric Capital Corporation (Exact name of registrant as specified in charter)

Delaware		13-1500700
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

901 Main Avenue, Norwalk, CT	06851-1168	203/840-6300
(Address of principal executive offices)	(Zip Code)	(Registrant’s Telephone No., including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
6.625% Public Income Notes Due June 28, 2032
6.10% Public Income Notes Due November 15, 2032
5.875% Notes Due February 18, 2033
Step-Up Public Income Notes Due January 28, 2035
6.45% Notes Due June 15, 2046
6.05% Notes Due February 6, 2047
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At February 18, 2010, 3,985,404 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2009, are incorporated by reference into Part IV hereof.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

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

Our principal executive offices are located at 901 Main Avenue, Norwalk, CT 06851-1168. At December 31, 2009, our employment totaled approximately 75,000.

Our financial information, including filings with the U.S. Securities and Exchange Commission (SEC), is available at www.ge.com/secreports. Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT, 06828-0001. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References to our website addressed in this report are provided as a convenience and do not constitute, or should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

Forward-Looking Statements

This document contains “forward-looking statements”- that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” believe,” “seek,” “see” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: the severity and duration of current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of U.S. and foreign government programs to restore liquidity and stimulate national and global economies; the impact of conditions in the financial and credit markets on the availability and cost of GE Capital’s funding and on our ability to reduce GE Capital’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the soundness of other financial institutions with which GE Capital does business; the level of demand and financial performance of the major industries we serve, including, without limitation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of proposed financial services regulation; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. We do not undertake to update our forward-looking statements.

(3)

Operating Segments

Segment revenue and profit information and additional financial data and commentary on recent financial results for operating segments are provided in the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 19 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Operating businesses that are reported as segments include Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS). A summary description of each of our operating segments follows.

During 2009, GE Capital provided $72 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended $74 billion of credit to approximately 54 million U.S. consumers. GE Capital provided credit to approximately 14,200 new commercial customers and 40,000 new small businesses during 2009 in the U.S. and ended the period with outstanding credit to more than 346,000 commercial customers and 174,000 small businesses through retail programs in the U.S.

We have communicated our goal of reducing our ending net investment (ENI) over the next three years. To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses where we are underperforming or that are deemed to be non-strategic. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

Effective January 1, 2010, GE expanded the GE Capital Finance segment to include all of the continuing operations of GECC and renamed it GE Capital. In addition, the Transportation Financial Services business, previously reported in GECAS, will be included in CLL and our Consumer business in Italy, previously reported in Consumer, will be included in CLL. Results for 2009 and prior periods are reported on the basis under which we managed our business in 2009 and do not reflect the January 2010 reorganization.

We also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

Commercial Lending and Leasing

CLL (39.7%, 38.3% and 39.0% of total GECC revenues in 2009, 2008 and 2007, respectively) provides customers around the world with a broad range of financing solutions. We have particular mid-market expertise, and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment and healthcare industries. During 2009, we acquired a 100% ownership interest in Interbanca S.p.A., an Italian corporate bank in exchange for the Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K. and the credit card business in Ireland.

Historically, we have operated in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Competition related to our lending and leasing operations is based on price, that is, interest rates and fees, as well as deal structure and terms. More recently, competition has been affected by disruption in the capital markets, access to and availability of capital and a reduced number of competitors. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the ability to reduce costs through technology and productivity.

In the first quarter of 2009, we deconsolidated Penske Truck Leasing, Co. L.P. (PTL) following our sale of a partial interest in a limited partnership in PTL.

Our headquarters are in Norwalk, Connecticut with offices throughout North America, Europe, Asia, Australia and Latin America.

(4)

Consumer

Consumer (38.0%, 37.2% and 37.4% of total GECC revenues in 2009, 2008 and 2007, respectively), through consolidated entities and associated companies, is a leading provider of financial services to consumers and retailers in over 40 countries around the world. We offer a full range of innovative financial products to suit customers’ needs. These products include, on a global basis, private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposit and other savings products; and small and medium enterprise lending.

In December 2007, we sold our U.S. mortgage business (WMC). In the third quarter of 2008, we completed the sale of GE Money Japan, which comprised our Japanese personal loan business (Lake) and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd.

In October 2008, we completed the sale of the Consumer business in Germany. In early 2009, we completed the sale of our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland in exchange for a 100% ownership in Interbanca S.p.A., which were included in assets and liabilities of businesses held for sale on the Statement of Financial Position at December 31, 2008.

In the first quarter of 2009, we completed the sale of a portion of our Australian residential mortgage business.

In June 2008, we acquired a controlling interest in Bank BPH. In June 2009, we acquired a controlling interest in BAC Credomatic GECF Inc. (BAC).

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

Our headquarters are in Norwalk, Connecticut and our operations are located in North America, South America, Europe, Australia and Asia.

Real Estate

Real Estate (7.9%, 9.8% and 10.4% of total GECC revenues in 2009, 2008 and 2007, respectively) offers a comprehensive range of capital and investment solutions, including equity capital for acquisition or development, as well as fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, parking facilities and industrial properties. Our typical real estate loans are intermediate term, senior, fixed or floating-rate, and are secured by existing income-producing commercial properties. We invest in, and provide restructuring financing for, portfolios of commercial mortgage loans, limited partnerships and tax-exempt bonds.

We own and operate a global portfolio of real estate with the objective of maximizing property cash flows and asset values. In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g., market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales, sales prices, impairments or write-offs.

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

Our headquarters are in Norwalk, Connecticut with offices throughout North America, Europe, Australia and Asia.

(5)

Energy Financial Services

Energy Financial Services (4.2%, 5.4% and 3.6% of total GECC revenues in 2009, 2008 and 2007, respectively) offers structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance to the global energy and water industries and invests in operating assets in these industries. Energy Financial Services also owns a controlling interest in Regency Energy Partners LP, a midstream master limited partnership engaged in the gathering, processing, transporting and marketing of natural gas and gas liquids.

We operate in a highly competitive environment. Our competitors include banks, financial institutions, energy and water companies, and other finance and leasing companies. Competition is primarily based on price, that is, interest rates and fees, as well as deal structure and terms. As we compete globally, our success is sensitive to the economic and political environment of each country in which we do business.

Our headquarters are in Stamford, Connecticut with offices throughout North America, Europe, Asia and the Middle East.

GE Capital Aviation Services

GECAS (9.3%, 7.2% and 7.2% of total GECC revenues in 2009, 2008 and 2007, respectively) engages in commercial aircraft leasing and finance, delivering fleet and financing solutions to companies across the spectrum of the aviation industry. Our product offerings include leases and secured loans on commercial passenger aircraft, freighters and regional jets; engine leasing and financing solutions; aircraft parts solutions; and airport equity and debt financing. We also co-sponsor an infrastructure private equity fund, which invests in large infrastructure projects including gateway airports. GECAS also has in its portfolio a wide array of products including leases, debt and equity investments to the global transportation industry (marine, rail and intermodal).

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

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan and WMC.

For further information about discontinued operations, see the Segment Operations section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Geographic Data

Geographic data are reported in Note 19 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Additional financial data about our geographic operations is provided in the Geographic Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

(6)

Regulations and Competition

Our activities are subject to a variety of U.S. federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers on retail loan transactions, installment loans and revolving credit financing. Our insurance activities are regulated by various state insurance commissions and non-U.S. regulatory authorities. We are a unitary savings and loan holding company by virtue of owning a federal savings bank in the U.S.; as such, we are subject to holding company supervision by the Office of Thrift Supervision. Our global operations are subject to regulation in their respective jurisdictions. To date, compliance with such regulations has not had a material adverse effect on our financial position or results of operations.

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

We conduct our operations in virtually every part of the world. In 2009, approximately 54% of our revenues was attributable to activities outside the United States. Our operations are subject to the effects of global competition. They are also affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation has decreased or become even more costly as a result of current market conditions.

We are subject to a wide variety of laws and regulations that may change in significant ways.

Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies.

(7)

There can be no assurance that laws and regulations will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by making existing practices more restricted, subject to escalating costs or prohibited outright. In particular, U.S. and non-U.S. governments are undertaking a substantial review and revision of the regulation and supervision of bank and non-bank financial institutions, consumer lending, the over-the-counter derivatives market and tax laws and regulations, which may have a significant effect on GE Capital’s structure, operations, liquidity and performance. We are also subject to a number of trade control laws and regulations that may affect our ability to sell our products in global markets. In addition, we are subject to regulatory risks from laws that reduce the allowable lending rate or limit consumer borrowing, local capital requirements that may increase the risk of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with non-U.S. banks and other non-U.S. financial institutions in global markets. This provision, which expired at the end of 2009, has been scheduled to expire and has been extended by Congress on five previous occasions, including in October of 2008. A one-year extension was passed by the House of Representatives in 2009 and the Senate Finance Committee Chairman and Ranking Member have indicated an intention to extend the provision for one year retroactive to the beginning of 2010, but there can be no assurance that it will be extended. In the event the provision is not extended after 2009, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2010. The executive branch of the U.S. government recently proposed the Financial Responsibility Crisis Fee, which would require us to pay a fee at an annual rate of 15 basis points based on the amount of covered liabilities (defined as assets less the sum of Tier 1 capital and Federal Deposit Insurance Corporation (FDIC) - assessed deposits). This proposal is at an early stage, and its impact on the company, if any, will depend on a number of factors that are subject to congressional review and approval. If adopted, this fee could result in a reduction of our earnings going forward. In addition, the U.S. government is currently considering broad–based legislation to change healthcare coverage, that includes provisions for a fee on medical devices, which could adversely affect the profitability of GE’s Healthcare business and increase the costs of providing healthcare to GE’s employees. Furthermore, we have been, and expect to continue, participating in U.S. and international economic stimulus programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.

We are subject to legal proceedings and legal compliance risks.

We are subject to a variety of legal proceedings and legal compliance risks. We and our subsidiaries, our businesses and the industries in which we operate are at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Additionally, GE and its subsidiaries are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. These include the dredging of polychlorinated biphenyls from a 40-mile stretch of the upper Hudson River in New York State. We are also subject to certain other legal proceedings described in Item 3. “Legal Proceedings” of this Form 10-K Report. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

(8)

The success of our business depends on achieving our objectives for strategic acquisitions and dispositions.

With respect to acquisitions and mergers, we may not be able to identify suitable candidates at terms acceptable to us or may not achieve expected returns and other benefits as a result of various factors, including integration challenges, such as personnel and technology. We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. Even upon reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction. For example, our ultimate parent, GE, recently entered into an agreement with Comcast Corporation to transfer the assets of the NBCU business to a newly formed entity, pursuant to which GE will receive cash and will own a 49% interest in the newly formed entity. The transaction is subject to receipt of various regulatory approvals. In addition, there is a risk that we may sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value.

Sustained increases in costs of pension and healthcare benefits may reduce GE’s profitability.

Our results of operations may be positively or negatively affected by the amount of income or expense GE records for its defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions GE used to estimate pension income or expense for 2010 are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Accumulated gains (losses) – net, Benefit plans. At the end of 2009, the projected benefit obligation of GE’s U.S. principal pension plans was $48.1 billion and assets were $42.1 billion. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash GE would be required to contribute to pension plans. In addition, upward pressure on the cost of providing healthcare benefits to current employees and retirees may increase future funding obligations. Although GE has actively sought to control increases in these costs, there can be no assurance that GE will succeed in limiting cost increases, and continued upward pressure could reduce GE’s profitability.

Conditions in the financial and credit markets may affect the availability and cost of GE Capital’s funding.

A large portion of GE Capital’s borrowings is in the form of commercial paper and long-term debt. GE Capital’s outstanding commercial paper and long-term debt was $42 billion and $399 billion as of December 31, 2009, respectively. While we have fully prefunded our planned 2010 long-term debt requirements, we continue to rely on the availability of the unsecured debt markets to access funding for term maturities beyond 2010.  In addition, we rely on the availability of the commercial paper markets to refinance maturing short-term commercial paper debt throughout the year. In order to further diversify our funding sources, we also plan to expand our reliance on alternative sources of funding, including bank deposits, securitizations and other asset-based funding. There can be no assurance that we will succeed in diversifying our funding sources or that the short and long-term credit markets will be available or, if available, that the cost of funding will not substantially increase and affect the overall profitability of GE Capital. Factors that may cause an increase in our funding costs include: a decreased reliance on short-term funding, such as commercial paper, in favor of longer-term funding arrangements; refinancing of funding that we have obtained under the FDIC Temporary Liquidity Guarantee Program (TLGP) at market rates at the time such funding matures; decreased capacity and increased competition among debt issuers; and our credit ratings in effect at the time of refinancing. If GE Capital’s cost of funding were to increase, it may adversely affect its competitive position and result in lower lending margins, earnings and cash flows as well as lower returns on its shareowner’s equity and invested capital. While GE currently does not anticipate any equity offerings, other sources of funding that involve the issuance of additional equity securities would be dilutive to GE’s existing shareowners.

(9)

Difficult conditions in the financial services markets have materially and adversely affected the business and results of operations of GE Capital and these conditions may persist.

Declines in the real estate markets, increased payment defaults and foreclosures and sustained levels of high unemployment have resulted in significant write-downs of asset values by financial institutions, including GE Capital. If these conditions continue or worsen, there can be no assurance that we will be able to recover fully the value of certain assets, including goodwill, intangibles and tax assets. In addition, although we have established allowances for losses in GE Capital’s portfolio of financing receivables that we believe are adequate, further deterioration in the economy and in default and recovery rates could require us to increase these allowances and write-offs, which, depending on the amount of the increase, could have a material adverse effect on our business, financial position and results of operations. To reduce GE’s exposure to volatile conditions in the financial markets and rebalance the relative size of its financial and industrial businesses, we have decided to reduce the size of GE Capital, as measured by its ending net investment.  There can be no assurance that we will be able to timely execute on our reduction targets and failure to do so would result in greater exposure to financial markets than contemplated under our strategic funding plan or may result in the need for GE to make additional contributions to GE Capital.

The soundness of other financial institutions could adversely affect GE Capital.

GE Capital has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of our counterparty or client. In addition, GE Capital’s credit risk may be increased when the collateral held cannot be realized upon sale or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. GE Capital also has exposure to these financial institutions in the form of unsecured debt instruments held in its investment portfolios. GE Capital has policies relating to initial credit rating requirements and to exposure limits to counterparties (as described in Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report), which are designed to limit credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of financial assets would not materially and adversely affect GE Capital’s business, financial position and results of operations.

The real estate markets in which GE Capital participates are highly uncertain.

GE Capital participates in the commercial real estate market in two ways: we provide financing for the acquisition, refinancing and renovation of various types of properties, and we also acquire equity positions in various types of properties. The profitability of real estate investments is largely dependent upon the economic conditions in specific geographic markets in which the properties are located and the perceived value of those markets at the time of sale. The level of transactions for real estate assets may vary significantly from one year to the next. Continued high levels of unemployment, slowdown in business activity, excess inventory capacity and limited availability of credit are expected to continue to adversely affect the value of real estate assets and collateral to real estate loans GE Capital holds. Under current market and credit conditions, there can be no assurance as to the level of sales GE Capital will complete or the net sales proceeds it will realize. Also, occupancy rates and market rentals may worsen, which may result in impairments to the carrying value of equity investments or increases in the allowance for loan losses on commercial real estate loans.

GE Capital is also a residential mortgage lender in certain geographic markets outside the United States that have been, and may continue to be, adversely affected by declines in real estate values and home sale volumes, job losses, consumer bankruptcies and other factors that may negatively impact the credit performance of our mortgage loans. Our allowance for loan losses on these mortgage loans is based on our analysis of current and historical delinquency and loan performance, as well as other management assumptions that may be inaccurate predictions of credit performance in this environment. There can be no assurance that, in this environment, credit performance will not be materially worse than anticipated and, as a result, materially and adversely affect GE Capital’s business, financial position and results of operations.

(10)

Failure to maintain our credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. In March 2009, Standard & Poor’s (S&P) downgraded GE and GE Capital’s long-term rating by one notch from “AAA” to “AA+” and, at the same time, revised the outlook from negative to stable. In addition, Moody’s Investors Service (Moody’s) downgraded GE and GE Capital’s long-term rating by two notches from “Aaa” to “Aa2” with a stable outlook. The short-term ratings of “A-1+/P-1” were affirmed by both rating agencies at the same time with respect to GE, GE Capital Services and GE Capital. There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.

Current conditions in the global economy and the major industries we serve also may materially and adversely affect the business and results of operations of GE’s non-financial businesses.

The business and operating results of GE’s technology infrastructure, energy infrastructure, consumer and industrial and media businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, energy generation, healthcare, media and other major industries GE serves. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, some of GE’s customers have experienced deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase GE’s products and services, including large infrastructure projects, and may not be able to fulfill their obligations to GE in a timely fashion. In particular, the airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. A prolonged economic downturn in the U.S. or internationally that continues to result in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations could affect GE’s ability to fully recover its contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to GE. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, GE’s results of operations, financial position and cash flows could be materially adversely affected.

We are dependent on market acceptance of new product introductions and product innovations for continued revenue growth.

The markets in which we operate are subject to technological change. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands.

Our Intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to GE, and GE may not be able to obtain necessary licenses.

Our patents and other intellectual property may not prevent competitors from independently developing products and services similar to or duplicative of GE’s, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third-parties, including non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If GE is found to infringe any third party rights, GE could be required to pay substantial damages or GE could be enjoined from offering some of its products and services. Also, there can be no assurances that we will be able to obtain or re-new from third parties the licenses we need in the future, and there is no assurance that such licenses can be obtained on reasonable terms.

(11)

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business from various facilities, most of which are leased. The locations of our primary facilities are described in Item 1. “Business” of this Form 10-K Report.

Item 3. Legal Proceedings.

As previously reported, in July and September 2008, GE shareholders filed two purported class actions under the federal securities laws in the United States District Court for the District of Connecticut naming as defendant GE (our ultimate parent), as well as its chief executive officer and chief financial officer. These two actions have been consolidated, and in January 2009, a consolidated complaint was filed alleging that GE and its chief executive officer made false and misleading statements that artificially inflated GE’s stock price between March 12, 2008 and April 10, 2008, when GE announced that its results for the first quarter of 2008 would not meet its previous guidance and GE also lowered its full year guidance for 2008. The case seeks unspecified damages. GE’s motion to dismiss the consolidated complaint was filed in March 2009 and is currently under consideration by the court. GE intends to defend itself vigorously.

As previously reported, in October 2008, GE shareholders filed a purported class action under the federal securities laws in the United States District Court for the Southern District of New York naming as defendant GE, as well as its chief executive officer and chief financial officer. The complaint alleges that during a conference call with analysts on September 25, 2008, defendants made false and misleading statements concerning (i) the state of GE’s funding, cash flows, and liquidity and (ii) the question of issuing additional equity, which caused economic loss to those shareholders who purchased GE stock between September 25, 2008 and October 2, 2008, when GE announced the pricing of a common stock offering. The case seeks unspecified damages. GE’s motion to dismiss the second amended complaint was filed in January 2010 and is currently under consideration by the court. GE intends to defend itself vigorously.

As previously reported, in March and April 2009, GE shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including its chief executive officer and chief financial officer) and GE directors. The complaints, which have now been consolidated, seek unspecified damages based on allegations related to statements regarding the GE dividend and projected losses and earnings for GE Capital in 2009. GE’s motion to dismiss the consolidated complaint was filed in November 2009 and is currently under consideration by the court. A shareholder derivative action has been filed in federal court in Connecticut in May 2009 making essentially the same allegations as the New York actions. GE has moved to consolidate the Connecticut derivative action with the recently consolidated New York actions. GE intends to defend itself vigorously.

(12)

As previously reported, the Antitrust Division of the Department of Justice (DOJ) and the SEC are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two subsidiaries of GE Capital have received subpoenas and requests for information in connection with the investigation: GE Funding CMS (Trinity Funding Co.) and GE Funding Capital Market Services, Inc. (GE FCMS). GE Capital has cooperated and continues to cooperate fully with the SEC and DOJ in this matter. In July 2008, GE FCMS received a “Wells notice” advising that the SEC staff is considering recommending that the SEC bring a civil injunctive action or institute an administrative proceeding in connection with the bidding for various financial instruments associated with municipal securities by certain former employees of GE FCMS. GE FCMS is one of several industry participants that received Wells notices during 2008. GE FCMS disagrees with the SEC staff regarding this recommendation and has been in discussions with the staff, including discussion of potential resolution of the matter. GE FCMS intends to continue these discussions and understands that it will have the opportunity to address any disagreements with the SEC staff with respect to its recommendation through the Wells process with the full Commission. In March 2008, GE FCMS and Trinity Funding Co., LLC (Trinity Funding) were served with a federal class action complaint asserting antitrust violations. This action has been combined with other related actions in a multidistrict litigation proceeding in the United States District Court for the Southern District of New York. In addition, GE FCMS and Trinity Funding also received subpoenas from the Attorneys General of the State of Connecticut and Florida on behalf of a working group of State Attorneys General in June 2008. GE FCMS and Trinity Funding are cooperating with those investigations.

As previously reported, and in compliance with SEC requirements to disclose environmental proceedings potentially involving monetary sanctions of $100,000 or greater, in June 2008, the Environmental Protection Agency (EPA) issued a notice of violation alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The plant is operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by subsidiaries of GE Capital. The notice of violation does not indicate a specific penalty amount but makes reference to statutory fines. We believe that we have meritorious defenses and that EME Homer City Generation L.P. is obligated to indemnify GE Capital’s subsidiaries and pay all costs associated with this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

Not required by this form.

(13)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

See Note 11 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Our common stock is owned entirely by GE Capital Services and, therefore, there is no trading market in such stock.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

(In millions)	2009		2008		2007	2006	2005

Revenues	$50,673		$67,994		$66,999	$57,482	$51,061
Earnings from continuing operations
attributable to GECC	1,579		8,014		11,946	10,095	8,428
Earnings (loss) from discontinued
operations, net of taxes attributable to GECC	(124)		(704)		(2,131)	291	1,498
Net earnings attributable to GECC	1,455		7,310		9,815	10,386	9,926
GECC Shareowner's equity	73,718		58,229		61,230	56,585	50,190
Short-term borrowings	129,221		158,967		175,283	159,162	143,312
Bank deposits	38,923		36,854		11,968	9,824	6,442
Long-term borrowings	328,414		314,535		308,749	256,711	206,103
Return on average GECC shareowner's equity(a)	2.3%		13.1%		20.3%	19.2%	17.2%
Ratio of earnings to fixed charges	0.85		1.24		1.56	1.63	1.66
Ratio of debt to equity	6.74:1	(b)	8.76:1	(b)	8.10:1	7.52:1	7.09:1
Financing receivables - net	335,288		370,592		378,467	322,244	277,108
Total assets	$623,097		$637,410		$620,732	$544,255	$475,259

(a)
Represents earnings from continuing operations before accounting changes divided by average total shareowner’s equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowner’s equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2009, is described in the Supplemental Information section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

(b)	Ratios of 5.22:1 and 7.07:1 for 2009 and 2008, respectively, net of cash and equivalents and with classification of hybrid debt as equity.

(14)

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

We present Management’s Discussion of Operations in four parts: Overview of Our Earnings from 2007 through 2009, Global Risk Management, Segment Operations and Geographic Operations. Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations attributable to GECC simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

Effective January 1, 2010, General Electric Company (GE) expanded the GE Capital Finance segment to include all of the continuing operations of General Electric Capital Corporation and renamed it GE Capital. In addition, the Transportation Financial Services business, previously reported in GE Capital Aviation Services (GECAS), will be included in Commercial Lending and Leasing (CLL) and our Consumer business in Italy, previously reported in Consumer, will be included in CLL.

Results for 2009 and prior periods are reported on the basis under which we managed our business in 2009 and do not reflect the January 2010 reorganization described above.

Overview of Our Earnings from 2007 through 2009

Our earnings declined to $1.6 billion and $8.0 billion in 2009 and 2008, respectively, in a challenging economic environment, including disruptions in capital markets, challenging credit markets and rising unemployment. Throughout 2008 and 2009, we tightened underwriting standards, shifted teams from origination to collection and maintained a proactive risk management focus. GE also reduced the GE Capital Finance ending net investment (ENI), excluding the effects of currency exchange rates, from $525 billion at December 31, 2008 to $472 billion at December 31, 2009. The current credit cycle has begun to show signs of stabilization and we expect further signs of stabilization as we enter 2010. Our focus is to continue to manage through the current challenging credit environment and continue to reposition ourselves as a diversely funded and smaller, more focused finance company with strong positions in several mid-market, corporate and consumer financing segments.

CLL (39% and 26% of total three-year revenues and segment profit, respectively) offers a broad range of financial services worldwide with particular mid-market expertise. Earnings declined by $0.8 billion and $1.7 billion in 2009 and 2008, reflecting the continued weakening economic and credit environment. CLL continues to originate at higher margins and apply its disciplined risk management practices while integrating acquisitions to the portfolio and reducing costs through technology and productivity in order to grow in 2010 and beyond by reinvesting in higher returning core businesses. The most significant acquisitions affecting CLL results in 2009 were CitiCapital and Interbanca S.p.A. The acquisitions collectively contributed $1.7 billion and $0.4 billion to 2009 revenues and net earnings, respectively. Also during 2009, we recorded a gain on the sale of a limited partnership interest in Penske Truck Leasing Co., L.P. (PTL) and a related gain on the remeasurement of the retained interest to fair value totaling $0.3 billion.

(15)

Consumer (38% and 43% of total three-year revenues and total segment profit, respectively) earnings declined by $2.0 billion and $0.6 billion in 2009 and 2008, respectively, reflecting the current U.S. and global economic environments, rising delinquencies and lower volume. In response, Consumer has continued to reassess strategic alternatives and tighten underwriting, increased focus on collection effectiveness and adjusted reserve levels in response to when it is probable that losses have been incurred in the respective portfolios. During 2009, we completed the sale of our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., the credit card business in Ireland and acquired a controlling interest in BAC Credomatic GECF Inc. (BAC). During 2008, Consumer executed on its previously announced plan to sell GE Money Japan, which comprised our Japanese personal loan business (Lake) and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd., and sold its Germany business. In 2007, as a result of pressures in the U.S. subprime mortgage industry, Consumer sold its U.S. mortgage business (WMC).

Real Estate (9% and 8% of total three-year revenues and total segment profit, respectively) earnings declined by $2.7 billion and $1.1 billion in 2009 and 2008, respectively, reflecting the current global economic environment, rising unemployment and continued challenging conditions in the real estate and credit markets. In response to the current environment, Real Estate has re-aligned its business strategy to a longer term hold model utilizing its operating skills and global asset management resources to maximize existing portfolio value. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values, as such, continued deterioration in economic conditions or prolonged market illiquidity may result in further earnings declines.

Energy Financial Services (4% and 8% of total three-year revenues and total segment profit, respectively) has over $22 billion in energy and water investments, often financed for 20 to 30 year terms, about 12% of the assets held outside of the U.S. In addition, in 2007, Energy Financial Services acquired a controlling interest in Regency Energy Partners LP, a midstream master limited partnership engaged in the gathering, processing, contract compression, marketing and transporting of natural gas and natural gas liquids.

GECAS (8% and 15% of total three-year revenues and total segment profit, respectively) is a leader in commercial aircraft leasing and finance. In a competitive and challenging environment, this business’ earnings remained flat in 2008 and declined 14% in 2009. At December 31, 2009, we owned 1,549 commercial aircraft, of which all but three were on lease, and we held $14.8 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 97 aircraft ($7.3 billion list price) scheduled for delivery in 2010, all under agreement to commence operations with commercial airline customers.

Overall, acquisitions contributed $2.6 billion, $4.4 billion and $3.6 billion to total revenues in 2009, 2008 and 2007, respectively, excluding the effects of acquisition gains following our adoption of an amendment to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation. Our earnings included approximately $0.4 billion, $0.5 billion and $0.2 billion in 2009, 2008 and 2007, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our ongoing results through lower revenues of $4.5 billion in 2009, higher revenues of $0.2 billion in 2008 and lower revenues of $2.8 billion in 2007. This resulted in higher earnings of $0.3 billion and $0.2 billion in 2009 and 2008, respectively, and lower earnings of $0.1 billion in 2007.

During 2009, General Electric Capital Corporation (GE Capital or GECC) provided $72 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended $74 billion of credit to approximately 54 million U.S. consumers. GE Capital provided credit to approximately 14,200 new commercial customers and 40,000 new small businesses during 2009 in the U.S. and ended the period with outstanding credit to more than 346,000 commercial customers and 174,000 small businesses through retail programs in the U.S.

Significant matters relating to our Statement of Earnings are explained below.

(16)

Discontinued Operations. In September 2007, we committed to a plan to sell our Japanese personal loan business (Lake) upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. In December 2007, we completed the exit of WMC as a result of continued pressures in the U.S. subprime mortgage industry. Both of these businesses were previously reported in the Consumer segment.

We reported the businesses described above as discontinued operations for all periods presented. For further information about discontinued operations, see Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Interest on borrowings amounted to $17.9 billion, $24.9 billion and $22.3 billion in 2009, 2008 and 2007, respectively. Average borrowings declined from 2008 to 2009 after increasing from 2007 to 2008, in line with changes in average assets. Interest rates have decreased over the three-year period attributable to declining global benchmark interest rates, partially offset by higher average credit spreads. Our average borrowings were $492.8 billion, $514.6 billion and $448.2 billion in 2009, 2008 and 2007, respectively. Our average composite effective interest rate was 3.6 % in 2009, 4.8% in 2008 and 5.0% in 2007. In 2009, our average assets of $624.3 billion were 3% lower than in 2008, which in turn were 13% higher than in 2007. We anticipate that our composite effective rates will begin to rise in 2010 as benchmark rates begin to rise globally. See the Liquidity and Borrowings section for a discussion of liquidity, borrowings and interest rate risk management.

Income taxes have a significant effect on our net earnings. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the United States, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

Our effective tax rate was 173.0% in 2009, compared with (37.8)% in 2008 and 5.7% in 2007. GE and GECC file a consolidated U.S. federal income tax return that enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions. GE makes cash payments to GECC for these tax reductions at the time GE’s tax payments are due.

Comparing a tax benefit to pre-tax income resulted in a negative tax rate in 2008 and comparing a tax benefit to pre-tax loss results in the positive tax rate in 2009. Our tax rate increased from 2008 to 2009 primarily because of a reduction during 2009 of income in higher-taxed jurisdictions. This had the effect of increasing the relative impact on the rate of tax benefits from lower-taxed global operations, increasing the rate 245.9 percentage points. This more than offset the decline in those benefits decreasing the rate 66.0 percentage points. The decline in tax benefits from lower-taxed global operations includes an offset of 15.7 percentage points for increased benefits from management’s decision (discussed below) in 2009 to indefinitely reinvest prior-year earnings outside the U.S. that was larger than the 2008 decision to indefinitely reinvest prior-year earnings outside the U.S.

During 2009, following the change in our external credit ratings, funding actions taken and our continued review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non-U.S. subsidiaries of GECC, on which we had previously provided deferred U.S. taxes, would now be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion, resulting in an income tax benefit of $0.7 billion in 2009.

Our rate decreased from 2007 to 2008 primarily because of a reduction during 2008 of income in higher-taxed jurisdictions. This increased the relative effect of tax benefits from lower-taxed global operations on the tax rate, reducing the rate 25.9 percentage points. In addition, earnings from lower-taxed global operations increased from 2007 to 2008, causing an additional 18.7 percentage point rate reduction. The increase in the benefit from lower taxed global operations includes 5.8 percentage points from the 2008 decision to indefinitely reinvest prior-year earnings outside the U.S. because the use of foreign tax credits no longer required the repatriation of those prior-year earnings.

(17)

Global Risk Management

A disciplined approach to risk is important in a diversified organization such as ours in order to ensure that we are executing according to our strategic objectives and that we only accept risk for which we are adequately compensated. We evaluate risk at the individual transaction level, and evaluate aggregate risk at the customer, industry, geographic and collateral-type levels, where appropriate.

The GE Board of Directors (Board) has overall responsibility for risk oversight with a focus on the most significant risks facing the company. At the end of each year, management and the GE Board jointly develop a list of major risks that GE plans to prioritize in the next year. Throughout the year, the GE Board and the committees to which it has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic and operational risks are presented and discussed in the context of the GE CEO’s report on operations to the GE Board at regularly scheduled GE Board meetings and at presentations to the GE Board and its committees by the vice chairmen, general counsel and other officers. The GE Board has delegated responsibility for the oversight of specific risks to GE Board committees as follows:

•
The GE Audit Committee oversees GE’s risk policies and processes relating to the financial statements and financial reporting processes, and key credit risks, liquidity risks, markets risks, compliance and the guidelines, policies and processes for monitoring and mitigating those risks. As part of its risk oversight responsibilities for GE overall, the GE Audit Committee also oversees risks related to General Electric Capital Services, Inc. (GECS). At least two times a year, the GE Audit Committee receives a risk update, which focuses on the principal risks affecting GE as well as reporting on the company’s risk assessment and risk management guidelines, policies and processes; and the GE Audit Committee annually conducts an assessment of compliance issues and programs.

•	The Public Responsibilities Committee oversees risks related to GE’s public policy initiatives, the environment and similar matters.

•
The Management Development and Compensation Committee monitors the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect compensation structure may have on risk decisions.

•	The Nominating and Corporate Governance Committee oversees risks related to the company’s governance structure and processes and risks arising from related person transactions.

The GE Board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include standardized reviews of long-term strategic and operational planning; executive development and evaluation; regulatory and litigation compliance; health, safety and environmental compliance; financial reporting and controllership; and information technology and security. In August 2009, GE appointed a chief risk officer (CRO) with responsibility for overseeing and coordinating risk assessment and mitigation on an enterprise-wide basis. The GE CRO leads the Corporate Risk Function and is responsible for the identification of key business risks, ensuring appropriate management of these risks within stated limits, and enforcement through policies and procedures. Management has two committees to further assist it in assessing and mitigating risk. The Policy Compliance Review Board (PCRB) meets between 12 and 14 times a year, is chaired by the company’s general counsel and includes the chief financial officer and other senior level functional leaders. It has principal responsibility for monitoring compliance matters across the company. The Corporate Risk Committee (CRC) meets at least four times a year, is chaired by the GE CRO and comprises the Chairman and CEO of GE and other senior level business and functional leaders. It has principal responsibility for evaluating and addressing risks escalated to the GE CRO and Corporate Risk Function and also reports to the GE Board on risk.

GE’s Corporate Risk Function leverages the risk infrastructures in each of our businesses, which have adopted an approach that corresponds to the company’s overall risk policies, guidelines and review mechanisms.  Our risk infrastructure is designed to identify, evaluate and mitigate risks within each of the following categories:

•
Strategic. Strategic risk relates to the company’s future business plans and strategies, including the risks associated with the markets and industries in which we operate, demand for our products and services, competitive threats, technology and product innovation, mergers and acquisitions and public policy.

(18)

•
Operational. Operational risk relates to the effectiveness of our people, integrity of our internal systems and processes, as well as external events that affect the operation of our businesses. It includes product life cycle and execution, product performance, information management and data security, business disruption, human resources and reputation.

•
Financial. Financial risk relates to our ability to meet financial obligations and mitigate credit risk, liquidity risk and exposure to broad market risks, including volatility in foreign currency exchange and interest rates and commodity prices. Liquidity risk is the risk of being unable to accommodate liability maturities, fund asset growth and meet contractual obligations through access to funding at reasonable market rates and credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. GE faces credit risk in its industrial businesses, as well as in GECS investing, lending and leasing activities and derivative financial instruments activities.

•
Legal and Compliance. Legal and compliance risk relates to changes in the government and regulatory environment, compliance requirements with policies and procedures, including those relating to financial reporting, environmental health and safety, and intellectual property risks. Government and regulatory risk is the risk that the government or regulatory actions will cause us to have to change our business models or practices.

Risks identified through our risk management processes are prioritized and, depending on the probability and severity of the risk, escalated to the GE CRO. The GE CRO, in coordination with the CRC, assigns responsibility of the risks to the business or functional leader most suited to manage the risk.  Assigned owners are required to continually monitor, evaluate and report on risks for which they bear responsibility.  We have general response strategies for managing risks, which categorize risks according to whether the company will avoid, transfer, reduce or accept the risk. These response strategies are tailored to ensure that risks are within acceptable GE Board tolerance levels.

Depending on the nature of the risk involved and the particular business or function affected, we use a wide variety of risk mitigation strategies, including hedging, standardized processes, approvals and operating reviews, insurance and strategic planning reviews. As a matter of policy, we generally hedge the risk of fluctuations in foreign currency exchange rates, interest rates and commodity prices. GE’s service businesses employ a comprehensive tollgate process leading up to and through the execution of a contractual service agreement to mitigate legal, financial and operational risks.  Furthermore, we centrally manage certain risks through insurance determined by the balance between the level of risk retained or assumed and the cost of transferring risk to others. We counteract the risk of fluctuations in economic activity and customer demand by monitoring industry dynamics and responding accordingly, including by adjusting capacity, implementing cost reductions and engaging in mergers and acquisitions.

GECS Risk Management and Oversight

GECS has developed a robust risk infrastructure and processes to manage risks related to its businesses and the GE Corporate Risk Function relies upon them in fulfillment of its mission. As discussed above, the GE Audit Committee oversees GECS’ risk assessment and management processes.

At the GECS level, the GECS Board of Directors oversees the GECS risk management process, and approves all significant acquisitions and dispositions as well as significant borrowings and investments. All participants in the GECS risk management process must comply with approval limits established by the GECS Board.

GE Capital established an Enterprise Risk Management Committee (ERMC), comprising the most senior leaders in GE Capital, which has oversight responsibility for identifying, assessing, mitigating and monitoring risk across the entire GE Capital enterprise, including credit, market, operational, legal & compliance, liquidity and funding risk. GE Capital, in coordination with and under the oversight of the GE CRO,  provides comprehensive risk reports to the GE Audit Committee. At these meetings, which will occur at least four times a year, GE Capital senior management will focus on the risk strategy and financial services portfolio, including the risk oversight processes used to manage all the elements of risk managed by the ERMC.

GE Capital’s risk management approach rests upon three major tenets: a broad spread of risk based on managed exposure limits; senior, secured commercial financings; and a hold to maturity model with transactions underwritten to “on-book” standards.

(19)

Dedicated risk professionals across the businesses include underwriters, portfolio managers, collectors, environmental and engineering specialists, and specialized asset managers who evaluate leased asset residuals and remarket off-lease equipment. The senior risk officers have, on average, over 25 years of experience.

Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section of this Item and in Notes 8 and 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Additional information about our credit risk and GECS portfolio can be found in the Financial Resources and Liquidity and Critical Accounting Estimates sections of this Item and Notes 1, 3, 4, 15 and 17 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Segment Operations

Our five segments are focused on the broad markets they serve: CLL, Consumer, Real Estate, Energy Financial Services and GECAS. The Chairman allocates resources to, and assesses the performance of, these five businesses. We also provide a one-line reconciliation to GECC-only results, the most significant component of these reconciliations is the exclusion of the results of businesses which are not subsidiaries of GECC but instead are direct subsidiaries of GECS. In addition to providing information on GECS segments in their entirety, we have also provided supplemental information for the geographic regions within the CLL segment for greater clarity.

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

We have reclassified certain prior-period amounts to conform to the current period’s presentation. For additional information about our segments, see Item 1. “Business” in Part I and Note 19 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(20)

Summary of Operating Segments

(In millions)	2009	2008	2007

Revenues
CLL(a)	$20,523	$26,443	$26,982
Consumer(a)	19,268	25,311	25,054
Real Estate	4,009	6,646	7,021
Energy Financial Services	2,117	3,707	2,405
GECAS	4,705	4,901	4,839
Total segment revenues	50,622	67,008	66,301
GECC corporate items and eliminations	484	1,361	1,661
Total revenues	51,106	68,369	67,962
Less portion of revenues not included in GECC	(433)	(375)	(963)
Total revenues in GECC	$50,673	$67,994	$66,999

Segment profit (loss)
CLL(a)	$987	$1,785	$3,787
Consumer(a)	1,663	3,684	4,283
Real Estate	(1,541)	1,144	2,285
Energy Financial Services	212	825	677
GECAS	1,023	1,194	1,211
Total segment profit	2,344	8,632	12,243
GECC corporate items and eliminations(b)(c)	(607)	(510)	192
Less portion of segment profit not included in GECC	(158)	(108)	(489)
Earnings from continuing operations attributable to GECC	1,579	8,014	11,946
Loss from discontinued operations, net of taxes,
attributable to GECC	(124)	(704)	(2,131)
Total net earnings attributable to GECC	$1,455	$7,310	$9,815

(a)	During the first quarter of 2009, we transferred Banque Artesia Nederland N.V. (Artesia) from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(b)
Included restructuring and other charges for 2009 and 2008 of $0.4 billion and $0.5 billion, respectively; related to CLL ($0.3 billion and $0.3 billion), primarily business exits and Consumer ($0.1 billion and $0.2 billion), primarily planned business and portfolio exits.

(c)	Included $0.1 billion of net losses compared with $0.5 billion of net earnings during 2009 and 2008, respectively, related to our treasury operations.

See accompanying notes to consolidated financial statements.

(21)

CLL

(In millions)	2009	2008	2007

Revenues	$20,523	$26,443	$26,982
Less portion of CLL not included in GECC	(416)	(376)	(883)
Total revenues in GECC	$20,107	$26,067	$26,099

Segment profit	$987	$1,785	$3,787
Less portion of CLL not included in GECC	(157)	(120)	(400)
Total segment profit in GECC	$830	$1,665	$3,387

December 31 (In millions)	2009	2008

Total assets	$205,827	$228,176
Less portion of CLL not included in GECC	(2,231)	(2,015)
Total assets in GECC	$203,596	$226,161

(In millions)	2009	2008	2007

Revenues
Americas	$10,191	$11,594	$12,066
Europe	4,811	5,812	5,327
Asia	2,157	2,400	2,462
Other	3,364	6,637	7,127

Segment profit
Americas	$659	$1,195	$2,737
Europe	394	725	779
Asia	132	147	462
Other	(198)	(282)	(191)

December 31 (In millions)	2009	2008

Total assets
Americas	$115,628	$135,253
Europe	52,624	49,734
Asia	19,451	23,127
Other	18,124	20,062

CLL 2009 revenues decreased 22% and net earnings decreased 45% compared with 2008. Revenues in 2009 and 2008 included $1.9 billion and $0.3 billion from acquisitions, respectively, and were reduced by $3.2 billion from dispositions, primarily related to the deconsolidation of PTL. Revenues in 2009 also included $0.3 billion related to a gain on the sale of a partial interest in a limited partnership in PTL and remeasurement of our retained investment. Revenues in 2009 decreased $4.6 billion compared with 2008 as a result of organic revenue declines ($3.9 billion) and the stronger U.S. dollar ($0.7 billion). Net earnings decreased by $0.8 billion in 2009, reflecting higher provisions for losses on financing receivables ($0.5 billion), lower gains ($0.5 billion) and declines in lower-taxed earnings from global operations ($0.4 billion), partially offset by acquisitions ($0.4 billion) and higher investment income ($0.3 billion). Net earnings also included the gain on PTL sale and remeasurement ($0.3 billion) and higher Genpact gains ($0.1 billion), partially offset by mark-to-market losses and other-than-temporary impairments ($0.1 billion).

CLL 2008 revenues decreased 2% and net earnings decreased 53% compared with 2007. Revenues in 2008 and 2007 included $1.8 billion and $0.2 billion, respectively, from acquisitions, and in 2008 were reduced by $0.3 billion as a result of dispositions. Revenues in 2008 decreased $1.9 billion compared with 2007 as a result of organic revenue declines ($2.3 billion), partially offset by the weaker U.S. dollar ($0.4 billion). Net earnings decreased by $2.0 billion in 2008, resulting from core declines ($2.2 billion), including an increase of $0.5 billion in the provision for losses on financing receivables and lower investment income ($0.3 billion), partially offset by acquisitions ($0.4 billion) and the effect of the weaker U.S. dollar ($0.1 billion). Net earnings included mark-to-market losses and impairments ($0.8 billion), the absence of the effects of the 2007 tax benefit on the disposition of our investment in SES ($0.5 billion) and SES gains ($0.1 billion), partially offset by Genpact mark-to-market gains ($0.2 billion).

(22)

Consumer

(In millions)	2009	2008	2007

Revenues	$19,268	$25,311	$25,054
Less portion of Consumer not included in GECC	–	–	–
Total revenue in GECC	$19,268	$25,311	$25,054

Segment profit	$1,663	$3,684	$4,283
Less portion of Consumer not included in GECC	(14)	(2)	(47)
Total segment profit in GECC	$1,649	$3,682	$4,236

December 31 (In millions)	2009	2008

Total assets	$176,046	$187,927
Less portion of Consumer not included in GECC	(814)	(167)
Total assets in GECC	$175,232	$187,760

Consumer 2009 revenues decreased 24% and net earnings decreased 55% compared with 2008. Revenues in 2009 included $1.0 billion from acquisitions (including a gain of $0.3 billion on the remeasurement of our previously held equity investment in BAC Credomatic GECF Inc. (BAC) related to the acquisition of a controlling interest (BAC acquisition gain)) and were reduced by $1.7 billion as a result of dispositions, and the lack of a current-year counterpart to the 2008 gain on sale of our Corporate Payment Services (CPS) business ($0.4 billion). Revenues in 2009 decreased $5.0 billion compared with 2008 as a result of organic revenue declines ($3.4 billion) and the stronger U.S. dollar ($1.6 billion). The decrease in net earnings resulted primarily from core declines ($2.4 billion) and the lack of a current-year counterpart to the 2008 gain on sale of our CPS business ($0.2 billion). These decreases were partially offset by higher securitization income ($0.3 billion), the BAC acquisition gain ($0.2 billion) and the stronger U.S. dollar ($0.1 billion). Core declines primarily resulted from lower results in the U.S., U.K., and our banks in Eastern Europe, reflecting higher provisions for losses on financing receivables ($1.3 billion) and declines in lower-taxed earnings from global operations ($0.7 billion). The benefit from lower-taxed earnings from global operations included $0.5 billion from the decision to indefinitely reinvest prior-year earnings outside the U.S.

Consumer 2008 revenues increased 1% and net earnings decreased 14% compared with 2007. Revenues for 2008 included $0.7 billion from acquisitions and $0.4 billion from the gain on sale of our CPS business and were reduced by $0.2 billion from dispositions. Revenues in 2008 also decreased $0.6 billion compared with 2007 as a result of organic revenue declines ($1.2 billion), partially offset by the weaker U.S. dollar ($0.6 billion). The decrease in net earnings resulted primarily from core declines ($0.5 billion) and lower securitization income ($0.5 billion). The decreases were partially offset by the gain on the sale of our CPS business ($0.2 billion), the weaker U.S. dollar ($0.1 billion) and acquisitions ($0.1 billion). Core declines primarily resulted from lower results in the U.S., reflecting the effects of higher delinquencies ($1.2 billion), partially offset by growth in lower-taxed earnings from global operations ($1.0 billion), including the decision to indefinitely reinvest prior-year earnings outside the U.S.

(23)

Real Estate

(In millions)	2009	2008	2007

Revenues	$4,009	$6,646	$7,021
Less portion of Real Estate not included in GECC	(13)	14	(71)
Total revenues in GECC	$3,996	$6,660	$6,950

Segment profit	$(1,541)	$1,144	$2,285
Less portion of Real Estate not included in GECC	15	23	(36)
Total segment profit in GECC	$(1,526)	$1,167	$2,249

December 31 (In millions)	2009	2008

Total assets	$81,505	$85,266
Less portion of Real Estate not included in GECC	(127)	(357)
Total assets in GECC	$81,378	$84,909

Real Estate 2009 revenues decreased 40% and net earnings decreased $2.7 billion compared with 2008. Revenues in 2009 decreased $2.6 billion compared with 2008 as a result of organic revenue declines ($2.4 billion), primarily as a result of a decrease in sales of properties, and the stronger U.S. dollar ($0.2 billion). Real Estate net earnings decreased $2.7 billion compared with 2008, primarily from an increase in provisions for losses on financing receivables and impairments ($1.2 billion) and a decrease in gains on sales of properties as compared to the prior period ($1.1 billion). Depreciation expense on real estate equity investments totaled $1.2 billion in both 2009 and 2008. In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so.

Real Estate assets at December 31, 2009, decreased $3.8 billion, or 4%, from December 31, 2008, including $2.7 billion, or 6%, attributable to a decline in real estate lending reflecting lower originations, principal repayments, and increased loan reserves, and $0.7 billion, or 2%, attributable to a decline in real estate investments principally due to depreciation expense and impairments, partially offset by foreclosures. During 2009, we sold real estate equity investment assets with a book value totaling $1.5 billion, which resulted in net earnings of $0.1 billion that were more than offset by losses, impairments and depreciation.

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

(24)

Energy Financial Services

(In millions)	2009	2008	2007

Revenues	$2,117	$3,707	$2,405
Less portion of Energy Financial Services
not included in GECC	(2)	(11)	(5)
Total revenues in GECC	$2,115	$3,696	$2,400

Segment profit	$212	$825	$677
Less portion of Energy Financial Services
not included in GECC	(1)	(6)	(2)
Total segment profit in GECC	$211	$819	$675

December 31 (In millions)	2009	2008

Total assets	$22,616	$22,079
Less portion of Energy Financial Services
not included in GECC	(76)	(54)
Total assets in GECC	$22,540	$22,025

Energy Financial Services 2009 revenues decreased 43% and net earnings decreased 74% compared with 2008. Revenues in 2009 included $0.1 billion of gains from dispositions. Revenues in 2009 also decreased $1.7 billion compared with 2008 as a result of organic declines ($1.7 billion), primarily as a result of the effects of lower energy commodity prices and a decrease in gains on sales of assets. The decrease in net earnings resulted primarily from core declines, including a decrease in gains on sales of assets as compared to the prior period and the effects of lower energy commodity prices.

Energy Financial Services 2008 revenues and net earnings increased 54% and 22%, respectively, compared with 2007. Revenues in 2008 and 2007 included $1.6 billion and $0.3 billion, respectively, from acquisitions. The increase in net earnings resulted primarily from core growth ($0.2 billion), partially offset by lower investment income ($0.1 billion).

(25)

GECAS

(In millions)	2009	2008	2007

Revenues	$4,705	$4,901	$4,839
Less portion of GECAS not included in GECC	(2)	(2)	(4)
Total revenues in GECC	$4,703	$4,899	$4,835

Segment profit	$1,023	$1,194	$1,211
Less portion of GECAS not included in GECC	(1)	(3)	(4)
Total segment profit in GECC	$1,022	$1,191	$1,207

December 31 (In millions)	2009	2008

Total assets	$51,066	$49,455
Less portion of GECAS not included in GECC	(210)	(198)
Total assets in GECC	$50,856	$49,257

GECAS 2009 revenues decreased 4% and net earnings decreased 14% compared with 2008. The decrease in revenues resulted primarily from lower asset sales ($0.2 billion). The decrease in net earnings resulted primarily from lower asset sales ($0.2 billion) and core declines reflecting higher credit losses and impairments.

GECAS 2008 revenues increased 1% and net earnings decreased 1% compared with 2007. The increase in revenues is primarily a result of organic revenue growth ($0.1 billion), partially offset by lower investment income. The decrease in net earnings resulted primarily from lower investment income, partially offset by core growth.

(26)

Discontinued Operations

(In millions)	2009	2008	2007

Loss from discontinued operations,
net of taxes	$(124)	$(704)	$(2,131)

Discontinued operations primarily comprised GE Money Japan and WMC. Results of these businesses are reported as discontinued operations for all periods presented.

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

Loss from discontinued operations, net of taxes, in 2009, primarily reflected the incremental loss on disposal of GE Money Japan ($0.1 billion).

Loss from discontinued operations, net of taxes, in 2008 was $0.7 billion, primarily reflected loss from operations ($0.3 billion), and the estimated incremental loss on disposal of GE Money Japan ($0.4 billion).

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

(27)

Geographic Revenues

(In billions)
	2009	2008	2007

U.S.	$23.2	$30.7	$30.8
Europe	14.7	21.0	19.9
Pacific Basin	7.0	9.8	10.1
Americas	4.6	4.9	4.7
Middle East and Africa	0.5	0.4	0.3
Other Global	0.7	1.2	1.2
Total	$50.7	$68.0	$67.0

Global revenues decreased 26% to $27.5 billion in 2009, compared with $37.3 billion and $36.2 billion in 2008 and 2007, respectively, primarily as a result of dispositions in Europe and the Pacific Basin. Global revenues as a percentage of total revenues were 54% in 2009, compared with 55% and 54% in 2008 and 2007, respectively.

Our global assets on a continuing basis of $319.1 billion at the end of 2009 were 3% lower than at the end of 2008, reflecting core declines in the Pacific Basin and Europe, partially offset by acquisitions, and the effects of the weaker U.S. dollar, primarily at Consumer and CLL.

Financial results of our global activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the pound sterling, the euro, the Japanese yen and the Canadian dollar.

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position, Liquidity and Borrowings, Debt Instruments, Guarantees and Covenants, the Statement of Changes in Shareowner’s Equity, the Statement of Cash Flows, Contractual Obligations, and Variable Interest Entities and Off-Balance Sheet Arrangements.

Overview of Financial Position

Major changes to our shareowner’s equity are discussed in the Statement of Changes in Shareowner’s Equity section. In addition, other significant changes to balances in our Statement of Financial Position follow.

Statement of Financial Position

Investment securities comprise mainly investment-grade debt securities supporting obligations to holders of guaranteed investment contracts (GICs) and retained interests in securitization entities. The fair value of investment securities increased to $26.3 billion at December 31, 2009, from $19.3 billion at December 31, 2008, primarily driven by decreases in unrealized losses due to market improvements, investment of cash into short-term investments such as money market funds and certificates of deposits, and an increase in our retained interests in securitization entities. Of the amount at December 31, 2009, we held debt securities with an estimated fair value of $16.9 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $5.8 billion, $2.3 billion and $1.3 billion, respectively. Unrealized losses on debt securities were $1.8 billion and $2.9 billion at December 31, 2009 and December 31, 2008, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $0.3 billion, $0.7 billion and $0.3 billion, respectively, at December 31, 2009, as compared with $0.7 billion, $1.0 billion and $0.5 billion, respectively, at December 31, 2008.

Of the $2.3 billion of RMBS, our exposure to subprime credit was approximately $0.9 billion. These securities are primarily held to support obligations to holders of GICs. We purchased no such securities in 2009 and 2008. These investment securities are collateralized primarily by pools of individual direct mortgage loans, and do not include structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005.

(28)

The vast majority of our CMBS have investment-grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Our CMBS investments are collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high quality properties (large loan CMBS), a majority of which were originated in 2006 and 2007.

We regularly review investment securities for impairment. Our review uses both qualitative and quantitative criteria. Effective April 1, 2009, the FASB amended ASC 320, Investments – Debt and Equity Securities, and modified the requirements for recognizing and measuring other-than-temporary impairment for debt securities. This did not have a material impact on our results of operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. With respect to corporate bonds, we placed greater emphasis on the credit quality of the issuer. With respect to RMBS and CMBS, we placed greater emphasis on our expectations with respect to cash flows from the underlying collateral and with respect to RMBS, we considered other features of the security, principally monoline insurance. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers.

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. At December 31, 2009, our investment securities insured by Monolines totaled $2.1 billion, including $0.8 billion of our $0.9 billion investment in subprime RMBS. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. In evaluating whether a security with Monoline credit enhancement is other-than-temporarily impaired, we first evaluate whether there has been an adverse change in estimated cash flows. If there has been an adverse change in estimated cash flows, we then evaluate the overall creditworthiness of the Monoline using an analysis that is similar to the approach we use for corporate bonds. This includes an evaluation of the following factors: sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurance or other regulator. At December 31, 2009, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected loss was $0.3 billion, of which $0.2 billion relates to expected credit losses and the remaining $0.1 billion relates to other market factors.

Total pre-tax other-than-temporary impairment losses during the period April 1, 2009, through December 31, 2009, were $0.5 billion, of which $0.2 billion was recognized in earnings and primarily relates to credit losses on RMBS and retained interests in our securitization arrangements, and $0.3 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities and corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at December 31, 2009, is $0.6 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Continued uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

(29)

At December 31, 2009, unrealized losses on investment securities totaled $1.8 billion, including $1.7 billion aged 12 months or longer, compared with unrealized losses of $3.2 billion, including $2.0 billion aged 12 months or longer, at December 31, 2008. Of the amount aged 12 months or longer at December 31, 2009, more than 70% of our debt securities were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $1.3 billion and $0.2 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at December 31, 2009, the vast majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. The fair values used to determine these unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. For additional information, see Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statement and Supplementary Data” of this Form 10-K Report.

Fair Value Measurements. We adopted ASC 820, Fair Value Measurements and Disclosures, in two steps; effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. Adoption of this did not have a material effect on our financial position or results of operations. Additional information about our application of this guidance is provided in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Investments measured at fair value in earnings include retained interests in securitizations accounted for at fair value and equity investments of $3.1 billion at year-end 2009. The earnings effects of changes in fair value on these assets, favorable and unfavorable, will be reflected in the period in which those changes occur. As discussed in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, we also have assets that are classified as held for sale in the ordinary course of business, primarily credit card receivables, loans and real estate properties, carried at $3.7 billion at year-end 2009, which represents the lower of carrying amount or estimated fair value less costs to sell. To the extent that the estimated fair value less costs to sell is lower than carrying value, any favorable or unfavorable changes in fair value will be reflected in earnings in the period in which such changes occur.

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

Our consumer portfolio is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 7% of our total portfolio. Of those, approximately 36% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in GECC revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 64% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

Our commercial portfolio primarily comprises senior, secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, including industrial-related facilities and equipment; commercial and residential real estate; vehicles, aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, telecommunications and healthcare industries. We are in a secured position for substantially all of this portfolio.

(30)

Overall, we believe that the global economic markets are beginning to stabilize and we expect that our financing receivables portfolio will begin to reflect this over the course of 2010. We believe that the commercial financing markets in which we operate (excluding commercial real estate, discussed below) are likewise becoming more stable, and loss severity remains within an expected range. Delinquency and non-earnings rates in these businesses are beginning to show signs of improvement and originations, while down, are at generally higher margins. In our Consumer businesses, we continued throughout 2009 to raise underwriting standards, reduce open credit commitments and maintain discipline in collections.  The performance of this business has historically been linked to the global economy and unemployment levels and we expect 2010 losses to be about the same as our experience in 2009. Real Estate continues to be under pressure, with limited market liquidity and challenging economic conditions. We have and continue to maintain an intense focus on operations and risk management; however, we expect current economic conditions to persist in 2010, which will likely result in higher losses for Real Estate compared with 2009.

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

For purposes of the discussion that follows, “delinquent” receivables are those that are 30 days or more past due based on their contractual terms; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition). Under ASC 310, Receivables, these loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans that are paying currently under a cash accounting basis, but classified as impaired.  Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonearning until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

(31)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(In millions)	2009	2008	2009	2008	2009	2008

CLL(a)
Americas	$86,721	$104,462	$3,135	$1,944	$1,165	$824
Europe	38,737	36,972	1,380	345	544	288
Asia	13,202	16,683	576	306	244	163
Other	771	786	10	2	8	2

Consumer(a)
Non-U.S. residential
mortgages(b)	58,831	60,753	4,552	3,321	952	383
Non-U.S. installment and
revolving credit	25,208	24,441	454	413	1,187	1,051
U.S. installment and
revolving credit	23,190	27,645	841	758	1,698	1,700
Non-U.S. auto	13,485	18,168	73	83	312	222
Other	12,808	11,541	645	175	318	226

Real Estate(c)	44,841	46,735	1,252	194	1,494	301

Energy Financial Services	7,756	8,355	78	241	28	58

GECAS	15,215	15,326	167	146	107	60

Other(d)	2,614	4,031	72	38	34	28
Total	$343,379	$375,898	$13,235	$7,966	$8,091	$5,306

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(b)
At December 31, 2009, net of credit insurance, approximately 24% of this portfolio comprised loans with introductory, below-market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. 82% of these loans are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below-market rates, have a delinquency rate of 18.3% and have loan-to-value ratio at origination of 74%. At December 31, 2009, 1% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(c)	Financing receivables included $317 million and $731 million of construction loans at December 31, 2009 and 2008, respectively.

(d)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

(32)

			Allowance for losses as		Allowance for losses as a
	Nonearning receivable as a		a percent of nonearnings		percent of total financing
	percent of financing receivables		receivables		receivables
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009	2008

CLL(a)
Americas	3.6%	1.9%	37.2%	42.4%	1.3%	0.8%
Europe	3.6	0.9	39.4	83.5	1.4	0.8
Asia	4.4	1.8	42.4	53.3	1.8	1.0
Other	1.3	0.3	80.0	100.0	1.0	0.3

Consumer(a)
Non-U.S. residential
mortgages	7.7	5.5	20.9	11.5	1.6	0.6
Non-U.S. installment and
revolving credit	1.8	1.7	261.5	254.5	4.7	4.3
U.S. installment and
revolving credit	3.6	2.7	201.9	224.3	7.3	6.1
Non-U.S. auto	0.5	0.5	427.4	267.5	2.3	1.2
Other	5.0	1.5	49.3	129.1	2.5	2.0

Real Estate	2.8	0.4	119.3	155.2	3.3	0.6

Energy Financial Services	1.0	2.9	35.9	24.1	0.4	0.7

GECAS	1.1	1.0	64.1	41.1	0.7	0.4

Other	2.8	0.9	47.2	73.7	1.3	0.7

Total	3.9	2.1	61.1	66.6	2.4	1.4

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

Further information on the determination of the allowance for losses on financing receivables is provided in the Critical Accounting Estimates section of this item and Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

The portfolio of financing receivables, before allowance for losses, was $343.4 billion at December 31, 2009, and $375.9 billion at December 31, 2008. Financing receivables, before allowance for losses, decreased $32.5 billion from December 31, 2008, primarily as a result of core declines of $51.8 billion mainly from collections exceeding originations ($43.5 billion) (which includes securitization and sales), partially offset by the weaker U.S. dollar ($17.8 billion) and acquisitions ($11.9 billion).

Related nonearning receivables totaled $13.2 billion (3.9% of outstanding receivables) at December 31, 2009, compared with $8.0 billion (2.1% of outstanding receivables) at December 31, 2008. Nonearning receivables increased from December 31, 2008, primarily in connection with the challenging global economic environment, increased deterioration in the real estate markets and rising unemployment.

The allowance for losses at December 31, 2009, totaled $8.1 billion compared with $5.3 billion at December 31, 2008, representing our best estimate of probable losses inherent in the portfolio and reflecting the then-current credit and economic environment. Allowance for losses increased $2.8 billion from December 31, 2008, primarily due to increasing delinquencies and nonearning receivables, reflecting the continued weakened economic and credit environment.

(33)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

December 31 (In millions)	2009	2008

Loans requiring allowance for losses	$9,145	$2,712
Loans expected to be fully recoverable	3,741	871
Total impaired loans	$12,886	$3,583

Allowance for losses (specific reserves)	$2,331	$635
Average investment during the period	8,493	2,064
Interest income earned while impaired(a)	227	48

(a)	Recognized principally on cash basis.

Impaired loans increased by $9.3 billion from December 31, 2008, to December 31, 2009, primarily relating to increases at Real Estate ($5.7 billion) and CLL ($2.7 billion). We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in impaired loans and related specific reserves at Real Estate reflects our current estimate of collateral values of the underlying properties, and our estimate of loans which are not past due, but for which it is probable that we will be unable to collect the full principal balance at maturity due to a decline in the underlying value of the collateral. Of our $6.5 billion impaired loans at Real Estate at December 31, 2009, approximately $4.4 billion are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

Our loss mitigation strategy intends to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR). As required by GAAP, TDRs are included in impaired loans. As of December 31, 2009, TDRs included in impaired loans were $3.0 billion, primarily relating to Real Estate ($1.1 billion), CLL ($1.0 billion) and Consumer ($0.9 billion).

CLL − Americas. Nonearning receivables of $3.1 billion represented 23.7% of total nonearning receivables at December 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 42.4% at December 31, 2008, to 37.2% at December 31, 2009, primarily from an increase in secured exposures requiring relatively lower specific reserve levels, based upon the strength of the underlying collateral values. The ratio of nonearning receivables as a percent of financing receivables increased from 1.9% at December 31, 2008, to 3.6% at December 31, 2009, primarily from an increase in nonearning receivables in our senior secured lending portfolio concentrated in the following industries: media, communications, corporate aircraft, auto, transportation, retail/publishing, inventory finance, and franchise finance.

(34)

CLL – Europe. Nonearning receivables of $1.4 billion represented 10.4% of total nonearning receivables at December 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 83.5% at December 31, 2008, to 39.4% at December 31, 2009, primarily from the increase in nonearning receivables related to the acquisition of Interbanca S.p.A. The ratio of nonearning receivables as a percent of financing receivables increased from 0.9% at December 31, 2008, to 3.6% at December 31, 2009, primarily from the increase in nonearning receivables related to the acquisition of Interbanca S.p.A. and an increase in nonearning receivables in secured lending in the automotive industry. Excluding the effects of the Interbanca S.p.A. acquisition, the ratio of allowance for losses as a percent of financing receivables would have been 1.5%.

CLL – Asia. Nonearning receivables of $0.6 billion represented 4.4% of total nonearning receivables at December 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 53.3% at December 31, 2008, to 42.4% at December 31, 2009, primarily due to an increase in nonearning receivables in secured exposures, which did not require significant specific reserves based upon the strength of the underlying collateral values. The ratio of nonearning receivables as a percent of financing receivables increased from 1.8% at December 31, 2008, to 4.4% at December 31, 2009, primarily from an increase in nonearning receivables at our corporate asset-based, distribution finance and corporate air secured financing businesses in Japan, Australia, New Zealand and India and a lower financing receivables balance.

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $4.6 billion represented 34.4% of total nonearning receivables at December 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables increased from 11.5% at December 31, 2008, to 20.9% at December 31, 2009. In 2009, our nonearning receivables increased primarily as a result of the continued decline in the U.K. housing market, partially offset by increased foreclosures. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 82% and 68%, respectively. Less than 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At December 31, 2009, we had in repossession stock approximately 1,200 houses in the U.K., which had a value of approximately $0.2 billion.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.5 billion represented 3.4% of total nonearning receivables at December 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables increased from 254.5% at December 31, 2008, to 261.5% at December 31, 2009, reflecting increases in allowance for loan losses, partially offset by the effects of loan repayments and reduced originations. Allowance for losses as a percent of financing receivables increased from 4.3% at December 31, 2008, to 4.7% at December 31, 2009, as increases in allowance for loan losses were driven by the effects of increased delinquencies in Europe and Australia, partially offset by the effects of business dispositions.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.8 billion represented 6.4% of total nonearning receivables at December 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 224.3% at December 31, 2008, to 201.9% at December 31, 2009, as a result of the effects of loan repayments and better entry rates, partially offset by increases in the allowance for loan losses due to the effects of the continued deterioration in our U.S. portfolio in connection with rising unemployment.

Real Estate. Nonearning receivables of $1.3 billion represented 9.5% of total nonearning receivables at December 31, 2009. The $1.1 billion increase in nonearning receivables from December 31, 2008, was driven primarily by increased delinquencies in the U.S. apartment and office loan portfolios, which have been adversely affected by rent and occupancy declines. The ratio of allowance for losses as a percent of total financing receivables increased from 0.6% at December 31, 2008, to 3.3% at December 31, 2009, driven primarily by continued economic deterioration in the U.S. and the U.K. markets, which resulted in an increase in both specific and general credit loss provisions. The ratio of allowance for losses as a percent of nonearning receivables declined from 155.2% at December 31, 2008, to 119.3% at December 31, 2009, reflecting a higher proportion of the allowance being attributable to specific reserves and our estimate of underlying collateral values. The allowance for losses on our real estate receivables may continue to be adversely affected as the overall challenging economic environment continues to pressure underlying property values. At December 31, 2009, real estate held for investment included $0.8 billion representing 82 foreclosed commercial real estate properties.

(35)

Delinquency Rates

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

	Delinquency rates at
December 31	2009	2008	2007

Equipment Financing	2.81%	2.17%	1.21%
Consumer	8.82	7.43	5.38
U.S.	7.66	7.14	5.52
Non-U.S.	9.34	7.57	5.32

Delinquency rates on equipment financing loans and leases increased from December 31, 2008 and 2007, to December 31, 2009, as a result of the continuing weakness in the global economic and credit environment. In addition, delinquency rates on equipment financing loans and leases increased nine basis points from December 31, 2008, to December 31, 2009, as a result of the inclusion of the CitiCapital acquisition. The challenging credit environment may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on consumer financing receivables increased from December 31, 2008 and 2007, to December 31, 2009, primarily because of rising unemployment, a challenging economic environment and lower volume. In response, we continued to tighten underwriting standards globally, increased focus on collection effectiveness and will continue the process of regularly reviewing and adjusting reserve levels. We expect the global environment, along with U.S. unemployment levels, to further show signs of stabilization in 2010; however, a continued challenging economic environment may continue to result in higher provisions for loan losses and could adversely affect results of operations at Consumer. At December 31, 2009, roughly 39% of our U.S. managed portfolio (excluding delinquent or impaired), which consisted of credit cards, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at December 31, 2009. See Note 4 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other receivables totaled $21.1 billion at December 31, 2009, and $22.2 billion at December 31, 2008, and consisted primarily of amounts due from GE (generally related to material procurement programs of $2.5 billion and $3.0 billion at December 31, 2009 and 2008, respectively), amounts due from Qualified Special Purpose Entities (QSPEs), nonfinancing customer receivables, amounts due under operating leases, amounts accrued from investment income and various sundry items.

Property, plant and equipment totaled $56.7 billion at December 31, 2009, down $7.4 billion from 2008, primarily reflecting the deconsolidation of PTL. Property, plant and equipment consisted primarily of equipment provided to third parties on operating leases. Details by category of investment are presented in Note 5 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Additions to property, plant and equipment were $6.4 billion and $13.2 billion during 2009 and 2008, respectively, primarily reflecting acquisitions and additions of commercial aircraft at GECAS.

Goodwill and other intangible assets totaled $28.8 billion and $3.0 billion, respectively, at December 31, 2009. Goodwill increased $3.6 billion from 2008, primarily due to acquisitions including BAC at Consumer and Interbanca S.p.A. at CLL, and the effects of the weaker U.S. dollar, partially offset by the PTL deconsolidation. Other intangible assets decreased $0.2 billion from 2008, primarily from amortization expense. See Note 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(36)

Other assets totaled $86.5 billion at December 31, 2009, an increase of $2.3 billion, reflecting a $5.8 billion equity method investment in PTL following our partial sale in the first quarter of 2009, partially offset by decreases in the fair value of derivative instruments, assets held for sale and cost method investments. We recognized other-than-temporary impairments of cost and equity method investments of $0.6 billion and $0.4 billion in 2009 and 2008, respectively. See Note 7 to the consolidated financial statements in Part II, Item8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Included in other assets are Real Estate equity investments of $32.2 billion and $32.8 billion at December 31, 2009 and 2008, respectively. Our portfolio is diversified, both geographically and by asset type.  However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market value. Throughout the year, these markets have been increasingly affected by rising unemployment, a slowdown in general business activity and continued challenging conditions in the credit markets. We expect these markets will continue to be affected while the economic environment remains challenging.

We review the estimated values of our commercial real estate investments semi-annually. As of our most recent estimate performed in 2009, the carrying value of our Real Estate investments exceeded their estimated value by about $7 billion. The estimated value of the portfolio reflects the continued deteriorating real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values and our unrealized loss on real estate equity properties may continue to increase. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured based upon the fair value of the underlying asset which is based upon current market data, including current capitalization rates. During 2009, Real Estate recognized pre-tax impairments of $0.8 billion in its real estate investments, compared with $0.3 billion for the comparable period in 2008. Continued deterioration in economic and market conditions may result in further impairments being recognized.

Liquidity and Borrowings

We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles. Our obligations include principal payments on outstanding borrowings, interest on borrowings, purchase obligations for equipment and general obligations such as collateral deposits held or collateral required to be posted to counterparties, payroll and general expenses. We rely on cash generated through our operating activities as well as unsecured and secured funding sources, including commercial paper, term debt, bank borrowings, securitization and other retail funding products.

Sources for payment of our obligations are determined through our annual financial and strategic planning processes. GECS 2010 funding plan anticipates repayment of principal on outstanding short-term borrowings ($133.9 billion at December 31, 2009) through commercial paper issuances; cash on hand; long-term debt issuances; collections of financing receivables exceeding originations; and deposit funding and alternative sources of funding.

Interest on borrowings is primarily funded through interest earned on existing financing receivables. During 2009, GECS earned interest income on financing receivables of $23.4 billion, which more than offset interest expense of $17.9 billion. Purchase obligations and other general obligations are funded through collection of principal on our existing portfolio of loans and leases, cash on hand and operating cash flow.

GE, our ultimate parent, GECS and GECC maintain a strong focus on their liquidity. Since the fourth quarter of 2008, GE has taken a number of actions to strengthen and maintain liquidity, including:

•
At December 31, 2009, GE’s cash and equivalents were $72.3 billion and committed credit lines were $51.7 billion, which in the aggregate were more than twice GECS commercial paper borrowings balance. GECS intends to maintain committed credit lines and cash in excess of GECS commercial paper borrowings going forward.

•	In 2009, GE reduced its ENI (excluding the effects of currency exchange rates) in the GE Capital Finance business by approximately $53 billion, primarily through slowing originations.

(37)

•	GECS commercial paper borrowings were $47.3 billion at December 31, 2009, compared with $71.8 billion at December 31, 2008.

•	We have completed our long-term debt funding target of $38 billion for 2010, and in 2010 have issued $5.1 billion (through February 15, 2010) towards our long-term debt funding target for 2011.

•
During 2009, we issued an aggregate of $23.2 billion of long-term debt (including $3.2 billion in the fourth quarter) that is not guaranteed under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP).

•	GECS is managing collections versus originations to help support liquidity needs. In 2009, collections exceeded originations by approximately $44.0 billion.

•
As of December 31, 2009, we had issued notes from our securitization platforms in an aggregate amount of $14.0 billion; $4.3 billion of these notes were eligible for investors to use as collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF).

•
In February 2009, GE announced the reduction of its quarterly stock dividend by 68%, from $0.31 per share to $0.10 per share, effective with the dividend approved by the Board in June 2009, which was paid in the third quarter. This reduction had the effect of reducing cash outflows of GE by approximately $4 billion in the second half of 2009 and will save approximately $9 billion annually thereafter.

•	In September 2008, GECS reduced its dividend to GE and GE suspended its stock repurchase program. Effective January 2009, GECS fully suspended its dividend to GE.

•
In October 2008, GE raised $15 billion in cash through common and preferred stock offerings and contributed $15 billion to GECS, including $9.5 billion in the first quarter of 2009 (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance), in order to improve tangible capital and reduce leverage.

Cash and Equivalents

GE had cash and equivalents of $72.3 billion at December 31, 2009, which is available to meet its needs. A substantial portion of this is freely available. About $8 billion is in regulated entities and is subject to regulatory restrictions. About $9 billion is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund its needs in the U.S. on a short-term basis (without being subject to U.S. tax). GE anticipates that it will continue to generate cash from operating activities in the future, which will be available to help meet GE’s liquidity needs. We also generate substantial cash from the principal collections of loans and rentals from leased assets.

We have committed, unused credit lines totaling $51.7 billion that had been extended to us by 59 financial institutions at December 31, 2009. These lines include $36.8 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $14.4 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

Funding Plan

In 2009, we issued $69.7 billion of long-term debt, including $46.5 billion issued under the TLGP and $23.2 billion in non-guaranteed senior, unsecured debt with maturities up to 30 years. Included in our 2009 issuances is $38 billion, that represents the pre-funding of our 2010 long-term debt funding plan. In 2010, we have issued $5.1 billion (through February 15, 2010) toward our 2011 long-term funding plan.

Under the TLGP, the FDIC guaranteed certain senior, unsecured debt issued on or before October 31, 2009. Our TLGP-guaranteed debt matures in 2010 ($6 billion), 2011 ($18 billion) and 2012 ($35 billion). We anticipate funding of these and our other long-term debt maturities through a combination of new debt issuances, collections excluding originations, alternative funding sources and use of existing cash.

(38)

We currently expect that the expiration of the TLGP will not have a significant effect on our liquidity. If, however, significant disruption in the credit markets were to return or if the challenging market conditions continue, our ability to issue unsecured long-term debt may be affected. In the event we cannot sufficiently access our normal sources of funding as a result of the ongoing credit market turmoil, we have a number of alternative means to enhance liquidity, including:

•	Controlling new originations in GE Capital to reduce capital and funding requirements

•	Using part of our available cash balance

•	Pursuing alternative funding sources, including bank deposits and asset-backed fundings

•	Using our bank credit lines which, with our cash, we intend to maintain in excess of our outstanding commercial paper

•	Obtaining additional capital from GE, including from funds retained as a result of the reduction in GE’s dividend announced in February 2009 or future dividend reductions

We believe that our existing funds, combined with our alternative means to enhance liquidity, provide us with sufficient funds to meet our needs and financial obligations.

We maintain securitization capability in most of the asset classes we have traditionally securitized. However, in 2008 and 2009 these capabilities have been, and continue to be, more limited than in 2007. We have continued to execute new securitizations throughout this period using bank administered commercial paper conduits, and more recently have executed new securitizations in both the public term markets and in the private markets. In 2009, we have completed issuances from these platforms in an aggregate amount of $14.0 billion. $4.3 billion of these issuances were eligible for investors to use as collateral under TALF. GECS total proceeds, including sales to revolving facilities, from our securitizations were $18.7 billion and $71.4 billion during the three months and year-ended December 31, 2009, respectively. GECS comparable amounts for 2008 were $17.8 billion and $76.8 billion, respectively.

We have deposit-taking capability at 18 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) distributed by brokers in maturity terms from three months to ten years. Bank deposits, which are a large component of our alternative funding, were $38.9 billion at December 31, 2009, including CDs of $17.7 billion. Total alternative funding increased from $55 billion to $57 billion during 2009, primarily resulting from an increase in bank deposits mainly from the acquisitions of BAC and Interbanca S.p.A., partially offset by a planned reduction in bank borrowings.

Exchange rate and interest rate risks are managed with a variety of techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are originating. We apply strict policies to manage each of these risks, including prohibitions on speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called “shock” tests that model effects of shifts in rates. These are not forecasts.

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected yields on our assets. To test the effectiveness of our positions, we assumed that, on January 1, 2010, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2010. We estimated, based on the year-end 2009 portfolio and holding all other assumptions constant, that our 2010 net earnings would decline by $0.1 billion as a result of this parallel shift in the yield curve.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2009 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. This analysis indicated that there would be an inconsequential effect on 2010 earnings of such a shift in exchange rates.

(39)

Debt Instruments, Guarantees and Covenants

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

In 2009, the short-term ratings of “A-1+/P-1” were affirmed by both rating agencies at the same time with respect to GE, GE Capital Services and GE Capital. These short-term ratings are in the highest rating categories available from S&P and Moody’s. Under the S&P definitions, a short-term obligation rated “A-1+” indicates that the obligor’s capacity to meet its financial commitment is extremely strong. Under the Moody’s definitions, an issuer that is rated “P-1” has a superior ability to repay short-term debt obligations.

We do not believe that the downgrades by S&P and Moody’s have had a material impact on our cost of funding or liquidity as the downgrades had been widely anticipated in the market and were already reflected in the spreads on our debt.

GECS and GE Capital have distinct business characteristics that the major debt rating agencies evaluate both quantitatively and qualitatively.

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

(40)

Principal debt conditions are described below.

The following conditions relate to GECC:

•
Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit rating of the applicable entity were to fall below A-/A3. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term rating of the applicable entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements and collateral posted by us under these master agreements was estimated to be $1.0 billion at December 31, 2009. See Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
If GE Capital’s ratio of earnings to fixed charges were to deteriorate to below 1.10:1, GE has committed to make payments to GE Capital. See Income Maintenance Agreement section of this Item for further discussion. GE also guaranteed certain issuances of GECS subordinated debt having a face amount of $0.4 billion at December 31, 2009 and 2008.

•
In connection with certain subordinated debentures for which GECC receives equity credit by rating agencies, GE has agreed to promptly return to GECC dividends, distributions or other payments it receives from GECC during events of default or interest deferral periods under such subordinated debentures. There were $7.6 billion of such debentures outstanding at December 31, 2009. See Note 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

The following conditions relate to consolidated entities:

•
If our short-term credit rating of certain consolidated entities were to be reduced below A-1/P-1, we would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we would be required to provide in the event of such a downgrade is determined by contract, and amounted to $2.5 billion at December 31, 2009. See Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
One group of consolidated entities holds investment securities funded by the issuance of GICs. If our long-term credit rating were to fall below AA-/Aa3 or our short-term credit rating were to fall below A-1+/P-1, we would be required to provide approximately $2.4 billion to such entities as of December 31, 2009, pursuant to letters of credit issued by GE Capital. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GE Capital could be required to provide such excess amount. As of December 31, 2009, the value of these entities’ liabilities was $8.5 billion and the fair value of their assets was $7.3 billion (which included unrealized losses on investment securities of $1.4 billion). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost and we have the ability to hold all such debt securities until maturity.

•
Another consolidated entity also issues GICs where proceeds are loaned to GE Capital. If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide up to approximately $3.0 billion as of December 31, 2009, to repay holders of GICs. These obligations are included in Long-term borrowings in our Statement of Financial Position.

•
If the short-term credit rating of GE Capital were reduced below A-1/P-1, GE Capital would be required to partially cash collateralize certain covered bonds. The maximum amount that would be required to be provided in the event of such a downgrade is determined by contract and amounted to $0.8 billion at December 31, 2009. These obligations are included in long-term borrowings in our Statement of Financial Position.

(41)

Ratio of Earnings to Fixed Charges

As set forth in Exhibit 12(a) hereto, GE Capital’s ratio of earnings to fixed charges declined to 0.85:1 during 2009 due to lower pre-tax earnings at GE Capital, which were primarily driven by higher provisions for losses on financing receivables in connection with the challenging economic environment.

Income Maintenance Agreement

On March 28, 1991, GE entered into an agreement with GE Capital to make payments to GE Capital, constituting additions to pre-tax income under the agreement, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10:1 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. On October 29, 2009, GE and GE Capital amended this agreement (which is filed as Exhibit 10(b) hereto) to extend the notice period for termination from three years to five years. It was further amended to provide that any future amendments to the agreement that could adversely affect GE Capital require the consent of the majority of the holders of the aggregate outstanding principal amount of senior unsecured debt securities issued or guaranteed by GE Capital (with an original stated maturity in excess of 270 days), unless the amendment does not trigger a downgrade of GE Capital’s long-term ratings.

GE made a $9.5 billion payment to GECS in the first quarter of 2009 (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance) to improve tangible capital and reduce leverage. This payment constitutes an addition to pre-tax income under the agreement and therefore increased the ratio of earnings to fixed charges of GE Capital for the fiscal year 2009 for purposes of the agreement to 1.33:1. As a result, no further payments under the agreement in 2010 are required related to 2009. Should this ratio fall below 1.10:1 for the fiscal year 2010, further payments would be required by GE to GE Capital. GE currently expects to make a payment from GE to GE Capital in 2011 of about $2 billion pursuant to this agreement.

Any payment made under the Income Maintenance Agreement will not affect the ratio of earnings to fixed charges as determined in accordance with current SEC rules because it does not constitute an addition to pre-tax income under current U.S. GAAP.

TLGP

On November 12, 2008, the FDIC approved GE Capital’s application for designation as an eligible entity under the FDIC’s TLGP. Qualifying debt issued by GE Capital on or before October 31, 2009, is guaranteed under the Debt Guarantee Program of the TLGP and is backed by the full faith and credit of the United States. The FDIC’s guarantee under the TLGP is effective until the earlier of the maturity of the debt or December 31, 2012. At December 31, 2009, GE Capital had issued and outstanding, $59.3 billion of senior, unsecured debt that was guaranteed by the FDIC under the TLGP. We have incurred $2.3 billion of fees for our participation in the TLGP through December 31, 2009. These fees are amortized into interest expense over the terms of the related borrowings. GE Capital and GE are parties to an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of GE Capital debt that is guaranteed by the FDIC.

Statement of Changes in Shareowner’s Equity

Shareowner’s equity increased by $15.5 billion in 2009, compared with a decrease of $3.0 billion in 2008 and an increase of $4.6 billion in 2007.

Net earnings increased GECC shareowner’s equity by $1.5 billion, $7.3 billion and $9.8 billion, partially offset by dividends declared of $2.4 billion and $6.9 billion in 2008 and 2007, respectively. There were no dividends declared in 2009.

Elements of Other Comprehensive Income increased shareowner’s equity by $5.3 billion in 2009, compared with a decrease of $13.5 billion in 2008 and an increase of $1.6 billion in 2007, inclusive of changes in accounting principles. The components of these changes are as follows:

(42)

•
Changes in benefit plans reduced shareowner’s equity by an insignificant amount in 2009, primarily reflecting a decrease in the discount rate used to value pension and postretirement benefit obligations. This compared with a decrease of $0.3 billion and an increase of $0.2 billion in 2008 and 2007, respectively. The decrease in 2008 primarily related to declines in the fair value of plan assets as a result of market conditions and adverse changes in the economic environment.

•
Currency translation adjustments increased shareowner’s equity by $2.6 billion in 2009, decreased equity by $8.7 billion in 2008 and increased equity by $2.6 billion in 2007. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. At the end of 2009, the U.S. dollar was weaker against most major currencies, including the pound sterling, the Australian dollar and the euro, compared with a stronger dollar against those currencies at the end of 2008 and a weaker dollar against those currencies at the end of 2007. The dollar was weaker against the Japanese yen in 2008 and 2007.

•
The change in fair value of investment securities increased shareowner’s equity by $1.3 billion in 2009, reflecting improved market conditions related to securities classified as available for sale, primarily corporate debt and mortgage-backed securities. The change in fair value of investment securities decreased shareowner’s equity by $2.0 billion and $0.5 billion in 2008 and 2007, respectively. Further information about investment securities is provided in Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Changes in the fair value of derivatives designated as cash flow hedges increased shareowner’s equity by $1.4 billion in 2009, primarily related to the effect of higher U.S. interest rates on interest rate swaps and lower foreign rates on cross-currency swaps. The change in the fair value of derivatives designated as cash flow hedges decreased equity by $2.5 billion and $0.6 billion in 2008 and 2007, respectively. Further information about the fair value of derivatives is provided in Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

As discussed previously in the Liquidity and Borrowings section of this Item, in the fourth quarter of 2008, GE raised $15 billion to GECS in cash through common and preferred stock offerings and contributed $15.0 billion to GECS, including $9.5 billion in the first quarter of 2009 (of which $8.8 billion was further contributed to us through capital contribution and share issuance). As a result of this action, additional paid-in capital increased by $8.8 billion and $5.5 billion in 2009 and 2008, respectively, compared with $0.1 billion in 2007.

Overview of Our Cash Flow from 2007 through 2009

GECC cash and equivalents were $63.7 billion at December 31, 2009, compared with $36.4 billion at December 31, 2008. GECC cash from operating activities totaled $5.1 billion in 2009, compared with cash from operating activities of $30.5 billion in 2008. This decrease was primarily due to an overall decline in net earnings, a current-year reduction in cash collateral held from counterparties on derivative contracts of $6.9 billion and declines in taxes payable ($2.7 billion). In addition, 2008 GECC cash from operating activities benefited from an increase in cash collateral posted by counterparties.

Consistent with our plan to reduce GECC asset levels, cash from investing activities was $48.3 billion in 2009; $43.5 billion resulted from a reduction in financing receivables, primarily from collections exceeding originations and $9.1 billion resulted from proceeds from business dispositions, including the consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., the credit card business in Ireland, a portion of our Australian residential mortgage business and the Thailand business. These sources were partially offset by cash used for acquisitions of $5.7 billion, primarily for the acquisition of Interbanca S.p.A.

GECC cash used for financing activities in 2009 reflected our continued reduction in ending net investment. Cash used for financing activities of $26.2 billion related primarily to a $26.7 billion reduction in borrowings (maturities 90 days or less), primarily commercial paper, reductions in long-term borrowings partially offset by the pre-funding of our 2010 long-term debt maturities and a $4.0 billion decrease in bank deposits, partially offset by a capital contribution and share issuance totaling $8.8 billion.

(43)

We pay dividends to GECS, our parent, through a distribution of our retained earnings, including special dividends from proceeds of certain business sales. There were no dividends paid to GECS in 2009 compared with $2.4 billion and $6.7 billion in 2008 and 2007, respectively. There were no special dividends paid to GECS in 2009 and 2008, compared with $1.8 billion in 2007.

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2009, follow.

	Payments due by period
					2015 and
(In billions)	Total	2010	2011-2012	2013-2014	thereafter

Borrowings and bank deposits (Note 8)	$496.6	$156.9	$156.1	$60.6	$123.0
Interest on borrowings and bank deposits	127.0	15.0	26.0	17.0	69.0
Operating lease obligations (Note 13)	2.9	0.6	0.9	0.5	0.9
Purchase obligations(a)(b)	25.0	16.0	8.0	1.0	–
Insurance liabilities (Note 9)(c)	8.0	1.0	2.0	1.0	4.0
Other liabilities(d)	24.0	19.0	3.0	1.0	1.0
Contractual obligations of
discontinued operations(e)	1.0	1.0	–	–	–

(a)
Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be leased to others, contractual commitments related to factoring agreements, software acquisition/license commitments and any contractually required cash payments for acquisitions.

(b)
Excluded funding commitments entered into in the ordinary course of business. Further information on these commitments and other guarantees is provided in Note 17 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(c)	Included guaranteed investment contracts.

(d)
Included an estimate of future expected funding requirements related to our pension benefit plans and included liabilities for unrecognized tax benefits. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. See Notes 10 and 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for further information on certain of these items.

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

Certain of our VIEs are consolidated because we are considered to be the primary beneficiary of the entity. Our interests in other VIEs for which we are not the primary beneficiary and QSPEs are accounted for as investment securities, financing receivables or equity method investments depending on the nature of our involvement. At December 31, 2009, consolidated variable interest entity assets and liabilities were $15.1 billion and $13.9 billion, respectively, a decrease of $10.1 billion and $6.3 billion from 2008, respectively. In the first quarter of 2009, we deconsolidated PTL and removed $7.0 billion of assets and $0.8 billion of liabilities from our balance sheet. The deconsolidation was a result of our reducing our investment in PTL by selling a 1% limited partnership interest to Penske Truck Leasing Corporation, the general partner of PTL, whose majority shareowner is a member of GE’s Board of Directors, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights. We recognized a pre-tax gain on the sale of $0.3 billion, including a gain on the remeasurement of our retained investment of $0.2 billion.

At December 31, 2009, variable interests in unconsolidated VIEs other than QSPEs were $9.7 billion, an increase of $5.7 billion from 2008, primarily related to the deconsolidation of PTL. In addition to our existing investments, we have contractual obligations to fund additional investments in the unconsolidated VIEs of $1.4 billion, an increase of $0.2 billion from 2008. Together, these represent our maximum exposure to loss if the assets of the unconsolidated VIEs were to have no value.

(44)

QSPEs that we use for securitization are funded with asset-backed commercial paper and term debt. The assets we securitize include: receivables secured by equipment, commercial real estate, credit card receivables, floorplan inventory receivables, GE trade receivables and other assets originated and underwritten by us in the ordinary course of business. At December 31, 2009, securitization entities held $44.5 billion in transferred financial assets, a decrease of $5.6 billion from year-end 2008. Assets held by these entities are of equivalent credit quality to our on-book assets. We monitor the underlying credit quality in accordance with our role as servicer and apply rigorous controls to the execution of securitization transactions. With the exception of credit and liquidity support discussed below, investors in these entities have recourse only to the underlying assets.

At December 31, 2009, our Statement of Financial Position included $10.0 billion in retained interests related to the transferred financial assets discussed above. These retained interests are held by QSPEs and VIEs for which we are not the primary beneficiary and take two forms: (1) sellers’ interests, which are classified as financing receivables, and (2) subordinated interests, designed to provide credit enhancement to senior interests, which are classified as investment securities. The carrying value of our retained interests classified as financing receivables was $2.5 billion at December 31, 2009, a decrease of $1.3 billion from 2008. The carrying value of our retained interests classified as investment securities was $7.6 billion at December 31, 2009, an increase of $2.5 billion from 2008. Certain of these retained interests are accounted for with changes in fair value recorded in earnings. During 2009, we recognized increases in fair value on these retained interests of $0.3 billion compared with declines in fair value on these retained interests of $0.1 billion in 2008. For those retained interests classified as investment securities, we recognized an insignificant amount of other-than-temporary impairments in both 2009 and 2008. Our recourse liability in these arrangements was an inconsequential amount in both 2009 and 2008.

We do not have implicit support arrangements with any VIE or QSPE. We did not provide non-contractual support for previously transferred financing receivables to any VIE or QSPE in 2009 or 2008.

In 2009, the FASB issued ASU 2009-16 and ASU 2009-17 amendments to ASC 860, Transfers and Servicing, and ASC 810, Consolidation, respectively, which are effective for us on January 1, 2010. ASU 2009-16 will eliminate the QSPE concept, and ASU 2009-17 will require that all such entities be evaluated for consolidation as VIEs, which will result in our consolidating substantially all of our former QSPEs.  Upon adoption we will record assets and liabilities of these entities at carrying amounts consistent as if they had always been consolidated, which will require the reversal of a portion of previously recognized securitization gains as a cumulative effect adjustment to retained earnings. See the New Accounting Standards section of this Item for further discussion.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1, Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. This estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and we evaluate relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

Further information is provided in the Global Risk Management section and Financial Resources and Liquidity – Financing Receivables section of this Item, the Asset impairment section that follows and in Notes 1 and 4 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(45)

Asset impairment assessment involves various estimates and assumptions as follows:

Investments. We regularly review investment securities for impairment using both quantitative and qualitative criteria. Effective April 1, 2009, the FASB amended ASC 320 and modified the requirements for recognizing and measuring other-than-temporary impairment for debt securities. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. See Note 14 in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the determination of fair value of investment securities.

Further information about actual and potential impairment losses is provided in the Financial Resources and Liquidity – Investment Securities section of this Item and in Notes 1, 3 and 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use quoted market prices when available, our internal cash flow estimates discounted at an appropriate interest rate and independent appraisals, as appropriate.

Our operating lease portfolio of commercial aircraft is a significant concentration of assets in GECAS, and is particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee’s credit standing changes. We consider market conditions, such as global demand for commercial aircraft. Estimates of future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on management’s best estimate. In determining its best estimate, management evaluates average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.1 billion in both 2009 and 2008. Provision for losses on financing receivables related to commercial aircraft were $0.1 billion in 2009 and insignificant in 2008.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations – Overview section of this Item and in Notes 5 and 17 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(46)

Real Estate. We review the estimated value of our commercial real estate investments semi-annually. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. As of our most recent estimate performed in 2009, the carrying value of our Real Estate investments exceeded their estimated value by about $7 billion. The estimated value of the portfolio reflects the continued deteriorating real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values and our unrealized loss on real estate equity properties may continue to increase. Declines in the estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured based upon the fair value of the underlying asset, which is based upon current market data, including current capitalization rates. During 2009, our Real Estate business recognized pre-tax impairments of $0.8 billion in its real estate held for investment, as compared to $0.3 billion in 2008. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, results in inherent imprecision in real estate value estimates. Further information is provided in the Global Risk Management section of this Item and in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

Compared to the market approach, the income approach more closely aligns the reporting unit valuation to a company’s or business’ specific business model, geographic markets and product offerings, as it is based on specific projections of the business. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future circumstances that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparables (or pure plays) is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult under the current market conditions to identify orderly transactions between market participants in similar financial services businesses. We assess the valuation methodology based upon the relevance and availability of data at the time of performing the valuation and weight the methodologies appropriately.

Given the significant decline in GE’s stock price in the first quarter of 2009 and market conditions in the financial services industry at that time, we conducted an additional impairment analysis of the reporting units during the first quarter of 2009 using data as of January 1, 2009. As a result of these tests, no goodwill impairment was recognized.

(47)

We performed our annual impairment test for goodwill at all of our reporting units in the third quarter using data as of July 1, 2009. In performing the valuations, we used cash flows, which reflected management’s forecasts and discount rates which reflect the risks associated with the current market. Based on the results of our testing, the fair values of the CLL, Consumer, Energy Financial Services and GECAS reporting units exceeded their book values; therefore, the second step of the impairment test (in which fair value of each of the reporting unit’s assets and liabilities is measured) was not required to be performed and no goodwill impairment was recognized. Due to the volatility and uncertainties in the current commercial real estate environment, we used a range of valuations to determine the fair value for our Real Estate reporting unit. While the Real Estate reporting unit’s book value was within the range of its fair value, we further substantiated our Real Estate goodwill balance by performing the second step analysis described above. As a result of our tests for Real Estate, no goodwill impairment was recognized. Our Real Estate reporting unit had a goodwill balance of $1.2 billion at December 31, 2009.

Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

We review identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. For our insurance activities remaining in continuing operations, we periodically test for impairment our deferred acquisition costs and present value of future profits.

Further information is provided in the Financial Resources and Liquidity – Goodwill and Other Intangible Assets section of this Item and in Notes 1 and 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Income Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the company. At December 31, 2009, $56 billion of earnings have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $2.5 billion and $2.3 billion at December 31, 2009 and 2008, respectively, including $1.2 billion and $1.3 billion at December 31, 2009 and 2008, respectively, reported in assets of discontinued operations, primarily related to our loss on the sale of GE Money Japan. Such year-end 2009 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Further information on income taxes is provided in the Operations – Overview section of this Item and in Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(48)

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
At December 31, 2009, derivative assets and liabilities were $7.3 billion and $3.4 billion, respectively. Further information about our use of derivatives is provided in Notes 1, 7, 14 and 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Fair Value Measurements.  Assets and liabilities measured at fair value every reporting period include investments in debt and equity securities and derivatives.  Assets that are not measured at fair value every reporting period but that are subject to fair value measurements in certain circumstances include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.  In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often involves significant judgments about assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to our asset being valued. Further information on fair value measurements is provided in Notes 1, 14 and 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties, such as regulators.

Further information is provided in Note 17 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other Information

New Accounting Standards

In 2009, the FASB issued ASU 2009-16 and ASU 2009-17, which amended ASC 860, Transfers and Servicing, and ASC 810, Consolidation, respectively, and are effective for us on January 1, 2010. ASU 2009-16 will eliminate the QSPE concept, and ASU 2009-17 will require that all such entities be evaluated for consolidation as VIEs, which will result in our consolidating substantially all of our former QSPEs.

(49)

Among other changes, the amendments to ASC 810 replace the existing quantitative approach for identifying the party that should consolidate a VIE, which was based on exposure to a majority of the risks and rewards, with a qualitative approach, based on determination of which party has the power to direct the most economically significant activities of the entity. The revised guidance will sometimes change the composition of entities that meet the definition of a VIE and the determination about which party should consolidate a VIE, as well as requiring the latter to be evaluated continuously.

We have evaluated all entities that fall within the scope of the amended ASC 810 to determine whether we will be required to consolidate or deconsolidate these entities on January 1, 2010. In addition to the former QSPEs described above, we will consolidate assets of VIEs related to direct investments in entities that hold loans and fixed income securities, and a small number of companies to which we have extended loans in the ordinary course of business and have subsequently been subject to a troubled debt restructuring.

Upon adoption of the amendments on January 1, 2010, we will consolidate the assets and liabilities of these entities at the amount they would have been reported in our financial statements had we always consolidated them. We will also deconsolidate certain entities where we do not meet the definition of primary beneficiary under the revised guidance, the effect of which will be insignificant. The incremental effect of consolidation on total assets and liabilities, net of our investment in these entities, will be an increase of approximately $27 billion and $29 billion, respectively. There also will be a net reduction of equity of approximately $2 billion, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings, which will be earned back over the life of the assets.

The assets of QSPEs that we will be required to consolidate will be approximately $26 billion, net of our existing retained interests of approximately $8 billion, and liabilities will be $27 billion at January 1, 2010.  Significant assets of the QSPEs will include net financing receivables of approximately $34 billion and investment securities of approximately $1 billion. Significant liabilities will include short-term and long-term borrowings of $17 billion and $13 billion, respectively. The assets and liabilities of other VIEs we will consolidate will be approximately $1 billion each.

The amended guidance on ASC 860 also modifies existing derecognition criteria in a manner that will significantly narrow the types of transactions that will qualify as sales. The revised criteria will apply prospectively to transfers of financial assets occurring after December 31, 2009.

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Form 10-K Report, to:

•	Average total GECC shareowner’s equity, excluding effects of discontinued operations

•	Ratio of debt to equity, net of cash and equivalents and with classification of hybrid debt as equity

•	GE Capital Finance ending net investment (ENI), excluding the effects of currency exchange rates, at December 31, 2009 and 2008

•	Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables for 2009, 2008 and 2007

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

(50)

Average Total GECC Shareowner’s Equity, Excluding Effects of Discontinued Operations(a)

December 31 (In millions)	2009	2008	2007	2006	2005

Average total GECC shareowner's equity(b)	$68,494	$61,159	$58,560	$53,769	$53,460
Less the effects of
Cumulative earnings from
discontinued operations	–	–	–	–	2,725
Average net investment in discontinued
operations	(136)	(115)	(158)	1,243	1,780
Average total GECC shareowner's equity,
excluding effects of discontinued
operations(a)	$68,630	$61,274	$58,718	$52,526	$48,955

(a)	Used for computing return on average shareowner’s equity shown in the Selected Financial Data section in Part II, Item 6. “Selected Financial Data.”

(b)	On an annual basis, calculated using a five-point average.

Our ROTC calculation excludes earnings (losses) of discontinued operations from the numerator because U.S. GAAP requires us to display those earnings (losses) in the Statement of Earnings. We exclude the cumulative effect of earnings (losses) of discontinued operations from the denominator in our ROTC calculation (1) for each of the periods for which related discontinued operations were presented, and (2) for our average net investment in discontinued operations since July 1, 2005. Had we disposed of these operations before July 1, 2005, we would have applied the proceeds to reduce parent-supported debt at GE Capital. However, since parent-supported debt at GE Capital was retired by June 30, 2005, we have assumed that we would have distributed the proceeds after that time to our shareowner through dividends, thus reducing average total GECC shareowner’s equity. Our calculation of average total GECC shareowner’s equity may not be directly comparable to similarly titled measures reported by other companies. We believe that it is a clearer way to measure the ongoing trend in return on total capital for the continuing operations of our businesses given the extent that discontinued operations have affected our reported results. We believe that this results in a more relevant measure for management and investors to evaluate performance of our continuing operations, on a consistent basis, and to evaluate and compare the performance of our continuing operations with the ongoing operations of other businesses and companies.

Ratio of Debt to Equity, Net of Cash and Equivalents and with
Classification of Hybrid Debt as Equity

December 31 (Dollars in millions)	2009	2008

GE Capital debt	$496,558	$510,356
Less cash and equivalents	63,693	36,430
Less hybrid debt	7,725	7,725
	$425,140	$466,201

GE Capital equity	$73,718	$58,229
Plus hybrid debt	7,725	7,725
	$81,443	$65,954
Ratio
	5.22:1	7.07:1

(51)

We have provided the GE Capital ratio of debt to equity on a basis that reflects the use of cash and equivalents to reduce debt, and with long-term debt due in 2066 and 2067 classified as equity.  We believe that this is a useful comparison to a GAAP-based ratio of debt to equity because cash balances may be used to reduce debt and because this long-term debt has equity-like characteristics. The usefulness of this supplemental measure may be limited, however, as the total amount of cash and equivalents at any point in time may be different than the amount that could practically be applied to reduce outstanding debt, and it may not be advantageous or practical to replace certain long-term debt with equity. In the first quarter of 2009, GE made a $9.5 billion payment to GECS (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance). Despite these potential limitations, we believe that this measure, considered along with the corresponding GAAP measure, provides investors with additional information that may be more comparable to other financial institutions and businesses.

GE Capital Finance Ending Net Investment (ENI), Excluding the Effect of Currency Exchange Rates

December 31 (In billions)	2009	2008

GECS total assets	$650.2	$660.9
Less assets of discontinued operations	1.5	1.7
Less non-interest bearing liabilities	75.7	85.5
Less GECS headquarter ENI	79.4	48.5
GE Capital Finance ENI	493.6	525.2
Less effects of currency exchange rates	21.4	–
GE Capital Finance ENI, excluding the effects of currency exchange rates	$472.2	$525.2

GE uses ENI to measure the size of its financial services business. GE believes that this measure is a better indicator of the capital (debt or equity) required to fund a business as it adjusts for non-interest bearing current liabilities generated in the normal course of business that do not require a capital outlay. GE also believes that by excluding the impact of GECS discontinued operations, GECS headquarters items and the effects of currency exchange movements during the year, it provides a more meaningful measure for the GE Capital Finance segment.

(52)

Delinquency Rates on Certain Financing Receivables

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

Equipment Financing

December 31	2009	2008	2007

Managed	2.81%	2.17%	1.21%
Off-book	2.29	1.20	0.71
On-book	2.91	2.34	1.33

Consumer

December 31	2009	2008	2007

Managed	8.82%	7.43%	5.38%
U.S.	7.66	7.14	5.52
Non-U.S.	9.34	7.57	5.32
Off-book	7.20	8.24	6.64
U.S.	7.20	8.24	6.64
Non-U.S.	(a)	(a)	(a)
On-book	9.10	7.31	5.22
U.S.	8.08	6.39	4.78
Non-U.S.	9.34	7.57	5.32

(a)	Not applicable.

Delinquency rates on on-book and off-book equipment financing loans and leases increased from December 31, 2008 and December 31, 2007, to December 31, 2009, as a result of continuing weakness in the global economic and credit environment. In addition, delinquency rates on on-book equipment financing loans and leases increased nine basis points from December 31, 2008 to December 31, 2009, as a result of the inclusion of the CitiCapital acquisition.

The increase in on-book delinquencies for consumer financing receivables in the U.S. from December 31, 2008 and December 31, 2007, to December 31, 2009, primarily reflects the continued rise in delinquencies across the U.S. credit card receivables platforms. The increase in on-book delinquencies for consumer financing receivables outside of the U.S. from December 31, 2008 and December 31, 2007, to December 31, 2009, reflects the effects of the declining U.K. housing market. The increase in off-book delinquencies for consumer financing receivables in the U.S. from December 31, 2007 to December 31, 2008, primarily reflects the rise in delinquencies across the U.S. credit card receivables platform. The decrease in off-book delinquencies for consumer financing receivables in the U.S. from December 31, 2008 to December 31, 2009, reflected the replacement of certain lower-credit quality receivables from a securitization trust in 2009.

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

(53)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Information about our global risk management can be found in the Operations – Global Risk Management and Financial Resources and Liquidity – Exchange Rate and Interest Rate Risks sections in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2009, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Michael A. Neal	/s/ Jeffrey S. Bornstein
Michael A. Neal	Jeffrey S. Bornstein
Chief Executive Officer	Chief Financial Officer

February 19, 2010

(54)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Corporation:

We have audited the accompanying statement of financial position of General Electric Capital Corporation and consolidated affiliates (“GECC”) as of December 31, 2009 and 2008, and the related statements of earnings, changes in shareowner’s equity and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15. We also have audited GECC’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GECC’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

(55)

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of GECC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, GECC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, GECC, in 2009, changed its method of accounting for impairment of debt securities, business combinations and noncontrolling interests; in 2008, changed its method of accounting for fair value measurements and adopted the fair value option for certain financial assets and financial liabilities; and, in 2007, changed its method of accounting for a change or projected change in the timing of cash flows relating to income taxes generated by leveraged lease transactions.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
February 19, 2010

(56)

General Electric Capital Corporation and consolidated affiliates

Statement of Earnings

For the years ended December 31 (In millions)	2009	2008	2007

Revenues
Revenues from services (Note 12)	$49,704	$66,221	$66,281
Sales of goods	969	1,773	718
Total revenues	50,673	67,994	66,999

Costs and expenses
Interest	17,862	24,859	22,280
Operating and administrative (Note 13)	14,850	18,335	17,914
Cost of goods sold	808	1,517	628
Investment contracts, insurance losses and insurance annuity benefits	210	491	682
Provision for losses on financing receivables (Note 4)	10,887	7,498	4,488
Depreciation and amortization (Note 5)	8,300	9,303	8,093
Total costs and expenses	52,917	62,003	54,085

Earnings (loss) from continuing operations before income taxes	(2,244)	5,991	12,914
Benefit (provision) for income taxes (Note 10)	3,881	2,265	(739)

Earnings from continuing operations	1,637	8,256	12,175
Loss from discontinued operations, net of taxes (Note 2)	(124)	(704)	(2,131)
Net earnings	1,513	7,552	10,044
Less net earnings attributable to noncontrolling interests	58	242	229
Net earnings attributable to GECC	$1,455	$7,310	$9,815

Amounts attributable to GECC
Earnings from continuing operations	$1,579	$8,014	$11,946
Loss from discontinued operations, net of taxes	(124)	(704)	(2,131)
Net earnings attributable to GECC	$1,455	$7,310	$9,815

During the period April 1, 2009 through December 31, 2009, we recorded pre-tax, other-than-temporary impairments of $489 million, of which $185 million was recorded through earnings ($28 million relates to equity securities), and $304 million was recorded in Accumulated Other Comprehensive Income.

See accompanying notes.

(57)

Statement of Changes in Shareowner’s Equity

(In millions)	2009	2008	2007

Changes in shareowner's equity (Note 11)
Balance at January 1	$58,229	$61,230	$56,585
Dividends and other transactions with shareowner	8,737	3,148	(6,769)
Other comprehensive income (loss)
Investment securities - net	1,337	(1,988)	(506)
Currency translation adjustments - net	2,565	(8,705)	2,559
Cash flow hedges - net	1,437	(2,504)	(550)
Benefit plans - net	(67)	(262)	173
Total other comprehensive income (loss)	5,272	(13,459)	1,676
Increases from net earnings attributable to GECC	1,455	7,310	9,815
Comprehensive income (loss)	6,727	(6,149)	11,491
Cumulative effect of changes in accounting principles(a)	25	–	(77)
Balance at December 31	73,718	58,229	61,230
Noncontrolling interests(b)	2,204	2,383	1,607
Total equity balance at December 31	$75,922	$60,612	$62,837

On January 1, 2009, we adopted an amendment to ASC 810, Consolidation, that requires certain changes to the presentation of our financial statements. This amendment requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of shareowner’s equity.

(a)	We adopted amendments to ASC 320, Investments – Debt and Equity Securities, and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009. See Note 11.

(b)	See Note 11 for an explanation of the change in noncontrolling interests for 2009.

See accompanying notes.

(58)

General Electric Capital Corporation and consolidated affiliates

Statement of Financial Position

At December 31 (In millions, except share amounts)	2009	2008

Assets
Cash and equivalents	$63,693	$36,430
Investment securities (Note 3)	26,336	19,318
Inventories	71	77
Financing receivables – net (Note 4)	335,288	370,592
Other receivables	21,062	22,175
Property, plant and equipment– net (Note 5)	56,691	64,043
Goodwill (Note 6)	28,820	25,204
Other intangible assets – net (Note 6)	3,018	3,174
Other assets (Note 7)	86,523	84,201
Assets of businesses held for sale (Note 2)	125	10,556
Assets of discontinued operations (Note 2)	1,470	1,640
Total assets	$623,097	$637,410

Liabilities and equity
Short-term borrowings (Note 8)	$129,221	$158,967
Accounts payable	12,865	14,863
Bank deposits (Note 8)	38,923	36,854
Long-term borrowings (Note 8)	328,414	314,535
Investment contracts, insurance liabilities and insurance annuity benefits (Note 9)	8,687	11,403
Other liabilities	22,538	30,629
Deferred income taxes (Note 10)	5,619	8,112
Liabilities of businesses held for sale (Note 2)	55	636
Liabilities of discontinued operations (Note 2)	853	799
Total liabilities	547,175	576,798

Common stock, $14 par value (4,166,000 shares authorized at December 31, 2009 and 2008,	56	56
and 3,985,404 shares issued and outstanding at December 31, 2009 and 2008, respectively)
Accumulated other comprehensive income – net(a)
Investment securities	(676)	(2,013)
Currency translation adjustments	1,228	(1,337)
Cash flow hedges	(1,816)	(3,253)
Benefit plans	(434)	(367)
Additional paid-in capital	28,431	19,671
Retained earnings	46,929	45,472
Total GECC shareowner's equity	73,718	58,229
Noncontrolling interests(b)	2,204	2,383
Total equity (Note 11)	75,922	60,612
Total liabilities and equity	$623,097	$637,410

(a)	The sum of accumulated other comprehensive income – net was $(1,698) million and $(6,970) million at December 31, 2009 and 2008, respectively.

(b)	Included accumulated other comprehensive income – net attributable to noncontrolling interests of $(191) million and $(181) million at December 31, 2009 and 2008, respectively.

See accompanying notes.

(59)

General Electric Capital Corporation and consolidated affiliates

Statement of Cash Flows

For the years ended December 31 (In millions)	2009	2008	2007

Cash flows – operating activities
Net earnings	$1,513	$7,552	$10,044
Less net earnings attributable to noncontrolling interests	58	242	229
Net earnings attributable to GECC	1,455	7,310	9,815
Loss from discontinued operations	124	704	2,131
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	8,300	9,303	8,093
Deferred income taxes	(2,247)	(795)	(278)
Decrease (increase) in inventories	(6)	(14)	2
Increase (decrease) in accounts payable	(2,021)	129	(441)
Provision for losses on financing receivables	10,887	7,498	4,488
All other operating activities (Note 18)	(11,370)	6,367	(251)
Cash from (used for) operating activities – continuing operations	5,122	30,502	23,559
Cash from (used for) operating activities – discontinued operations	39	760	4,097
Cash from (used for) operating activities	5,161	31,262	27,656

Cash flows – investing activities
Additions to property, plant and equipment	(6,383)	(13,184)	(15,004)
Dispositions of property, plant and equipment	6,671	10,723	8,319
Net decrease (increase) in financing receivables (Note 18)	43,519	(19,873)	(44,572)
Proceeds from sale of discontinued operations	–	5,220	117
Proceeds from principal business dispositions	9,088	4,654	1,699
Payments for principal businesses purchased	(5,702)	(24,961)	(7,570)
All other investing activities (Note 18)	1,130	8,133	(2,029)
Cash from (used for) investing activities – continuing operations	48,323	(29,288)	(59,040)
Cash from (used for) investing activities – discontinued operations	(36)	(876)	(3,979)
Cash from (used for) investing activities	48,287	(30,164)	(63,019)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(26,668)	(44,835)	390
Net increase (decrease) in bank deposits	(3,986)	20,623	2,144
Newly issued debt (maturities longer than 90 days) (Note 18)	81,441	115,922	91,709
Repayments and other debt reductions (maturities longer than 90 days) (Note 18)	(83,503)	(66,953)	(52,711)
Dividends paid to shareowner	–	(2,351)	(6,695)
Capital contribution and share issuance	8,750	5,500	–
All other financing activities (Note 18)	(2,215)	(1,297)	(408)
Cash from (used for) financing activities – continuing operations	(26,181)	26,609	34,429
Cash from (used for) financing activities – discontinued operations	–	(4)	(8)
Cash from (used for) financing activities	(26,181)	26,605	34,421

Increase (decrease) in cash and equivalents	27,267	27,703	(942)
Cash and equivalents at beginning of year	36,610	8,907	9,849
Cash and equivalents at end of year	63,877	36,610	8,907
Less cash and equivalents of discontinued operations at end of year	184	180	300
Cash and equivalents of continuing operations at end of year	$63,693	$36,430	$8,607

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(18,742)	$(24,402)	$(21,419)
Cash recovered (paid) during the year for income taxes	207	(1,121)	1,158

See accompanying notes.

(60)

General Electric Capital Corporation and consolidated affiliates

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

All of our outstanding common stock is owned by General Electric Capital Services, Inc. (GE Capital Services or GECS), all of whose common stock is owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – entities that we control, most often because we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our ultimate parent, but which we have agreed to actively manage and control. Associated companies are entities that we do not control but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Results of associated companies are presented on a one-line basis. Investments in and advances to associated companies are presented on a one-line basis in the caption “Other assets” in our Statement of Financial Position, net of allowance for losses that represents our best estimate of probable losses inherent in such assets.

Financial Statement Presentation

We have reclassified certain prior-year amounts to conform to the current-year’s presentation.

Financial data and related measurements are presented in the following categories:

Consolidated - This represents the adding together of all affiliates, giving effect to the elimination of transactions between affiliates.

Operating Segments - These comprise our five businesses, focused on the broad markets they serve: Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS). Prior-period information has been reclassified to be consistent with the current organization.

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

Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2010 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

Sales of goods

We record all sales of goods only when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. If customer acceptance of goods is not assured, we record sales only upon formal customer acceptance.

(61)

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

We recognize financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values are based upon management’s best estimates of the value of the leased asset at the end of the lease term. We use various sources of data in determining this estimate, including information obtained from third parties, which is adjusted for the attributes of the specific asset under lease. Guarantees of residual values by unrelated third parties are considered part of minimum lease payments. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, anticipated results of future remarketing, and estimated future component part and scrap metal prices, discounted at an appropriate rate.

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

The cost of intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. See Notes 5 and 6.

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

(62)

Our consumer loan portfolio consists of smaller balance, homogenous loans including card receivables, installment loans, auto loans and leases and residential mortgages. We collectively evaluate each portfolio for impairment quarterly. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment rates and home price indices.

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

Our commercial loan and lease portfolio consists of a variety of loans and leases, including both larger balance, non-homogenous loans and leases and smaller balance homogenous commercial and equipment loans and leases. Losses on such loans and leases are recorded when probable and estimable. We routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment. For larger balance, non-homogenous loans and leases, this survey first considers the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectibility. We routinely receive financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives – for example, for real estate loans, relevant markets are local; for commercial aircraft loans, relevant markets are global. We provide allowances based on our evaluation of all available information, including expected future cash flows, fair value of collateral, net of expected disposal costs, and the secondary market value of the financing receivables. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based on historical and projected default rates and loss severity, and it is prepared by each respective line of business.

The remainder of our commercial loans and leases are portfolios of smaller balance homogenous commercial and equipment positions that we evaluate collectively by portfolio for impairment based upon various statistical analyses considering historical losses and aging, as well as our view on current market and economic conditions.

Experience is not available for new products; therefore, while we are developing that experience, we set loss allowances based on our experience with the most closely analogous products in our portfolio.

“Impaired” loans are defined as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Troubled debt restructurings are those loans in which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. Such loans are classified as impaired, and are individually reviewed for specific reserves.

When we repossess collateral in satisfaction of a loan, we write down the receivable against the allowance for losses. Repossessed collateral is included in the caption “Other assets” in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

Partial sales of business interests

On January 1, 2009, we adopted amendments to Accounting Standards Codification (ASC) 810, Consolidation, which requires that gains or losses on sales of affiliate shares where we retain control be recorded in equity. Gains or losses on sales that result in our loss of control are recorded in earnings along with remeasurement gains or losses on any investments in the entity that we retained. Prior to January 1, 2009, we recorded gains or losses on sales of their own shares by affiliates except when realization of gains was not reasonably assured, in which case we recorded the results in shareowner’s equity.

(63)

Cash and equivalents

Debt securities and money market instruments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.

Investment securities

We report investments in debt and marketable equity securities, and certain other equity securities, at fair value. See Note 14 for further information on fair value. Unrealized gains and losses on available-for-sale investment securities are included in shareowner’s equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment using both quantitative and qualitative criteria. Effective April 1, 2009, the Financial Accounting Standards Board (FASB) amended ASC 320, Investments – Debt and Equity Securities. This amendment modified the existing model for recognition and measurement of impairment for debt securities. The two principal changes to the impairment model for securities are as follows:

•
Recognition of an other-than-temporary impairment charge for debt securities is required if any of these conditions are met: (1) we do not expect to recover the entire amortized cost basis of the security, (2) we intend to sell the security or (3) it is more likely than not that we will be required to sell the security before we recover its amortized cost basis.

•
If the first condition above is met, but we do not intend to sell and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, we are required to record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If either the second or third criterion is met, then we are required to recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.

If we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows.

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

Intangible assets

We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When all or a portion of a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business disposed of and the portion of the reporting unit that will be retained.

We amortize the cost of other intangibles over their estimated useful lives. The cost of intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

(64)

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

Fair Value Measurements

We adopted ASC 820 in two steps; effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis.

For financial assets and liabilities fair valued on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

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

(65)

The following section describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis.

Investments in Debt and Equity Securities. When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly-traded equity securities.

When quoted market prices are unobservable, we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate fixed income, and government, mortgage and asset-backed securities. In infrequent circumstances, our pricing vendors may provide us with valuations that are based on significant unobservable inputs, and in those circumstances we classify the investment securities in Level 3.

Annually, we conduct reviews of our primary pricing vendor, to validate that the inputs used in that vendor’s pricing process are deemed to be market observable as defined in the standard. While we were not provided access to proprietary models of the vendor, our reviews have included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. Our review also included an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process we continue to perform for each reporting period. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. We believe that the prices received from our pricing vendor are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy.

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

Derivatives. We use closing prices for derivatives included in Level 1, which are traded either on exchanges or liquid over-the-counter markets.

The majority of our derivatives are valued using internal models. The models maximize the use of market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent interest rate swaps, cross-currency swaps and foreign currency and commodity forward and option contracts.

Derivative assets and liabilities included in Level 3 primarily represent interest rate products that contain embedded optionality or prepayment features.

(66)

Non-Recurring Fair Value Measurements. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

The following describes the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value on a non-recurring basis.

Loans. When available, we use observable market data, including pricing on recent closed market transactions, to value loans which are included in Level 2. When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk, and such loans are included in Level 3. When appropriate, loans are valued using collateral values as a practical expedient.

Cost and Equity Method Investments. Cost and equity method investments are valued using market observable data such as quoted prices when available. When market observable data is unavailable, investments are valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate. These investments are generally included in Level 3.

Investments in private equity, real estate and collective funds are valued using net asset values. The net asset values are determined based on the fair values of the underlying investments in the funds. Investments in private equity and real estate funds are generally included in Level 3 because they are not redeemable at the measurement date. Investments in collective funds are included in Level 2.

Long-lived Assets. Long-lived assets, including aircraft and real estate, are valued using the best information available, including quoted market prices or market prices for similar assets when available or internal cash flow estimates discounted at an appropriate interest rate or independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates. These investments are generally included in Level 3.

Investments in Subsidiaries and Formerly Consolidated Subsidiaries. Upon a change in control that results in either consolidation or deconsolidation of a subsidiary, the fair value measurement of our previous equity investment or retained noncontrolling stake in the former subsidiary, respectively, are valued using an income approach, a market approach, or a combination of both approaches as appropriate. In applying these methodologies, we rely on a number of factors, including actual operating results, future business plans, economic projections, market observable pricing multiples of similar businesses and comparable transactions, and possible control premium. These investments are included in Level 3.

Accounting Changes

The FASB has made the Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC combines all previously issued authoritative GAAP into one codified set of guidance organized by subject area. In these financial statements, references to previously issued accounting standards have been replaced with the relevant ASC references. Subsequent revisions to GAAP by the FASB will be incorporated into the ASC through issuance of Accounting Standards Updates (ASU).

We adopted ASC 820, Fair Value Measurements and Disclosures, in two steps; effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. This guidance establishes a new framework for measuring fair value and expands related disclosures. See Note 14.

(67)

Effective January 1, 2008, we adopted ASC 825, Financial Instruments. Upon adoption, we elected to report $172 million of commercial mortgage loans at fair value in order to recognize them on the same accounting basis (measured at fair value through earnings) as the derivatives economically hedging these loans. See Note 14.

On January 1, 2009, we adopted an amendment to ASC 805, Business Combinations. This amendment significantly changed the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

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

•
Upon gaining control of an entity in which an equity method or cost basis investment was held, the carrying value of that investment is adjusted to fair value with the related gain or loss recorded in earnings. Previously, this fair value adjustment would not have been made.

In April 2009, the FASB amended ASC 805 and changed the previous accounting for assets and liabilities arising from contingencies in a business combination. We adopted this amendment retrospectively effective January 1, 2009. The amendment requires pre-acquisition contingencies to be recognized at fair value, if fair value can be determined or reasonably estimated during the measurement period. If fair value cannot be determined or reasonably estimated, the standard requires measurement based on the recognition and measurement criteria of ASC 450, Contingencies.

On January 1, 2009, we adopted an amendment to ASC 810, which requires us to make certain changes to the presentation of our financial statements. This amendment requires us to classify earnings attributable to noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($58 million and $242 million for 2009 and 2008, respectively) and to include the accumulated amount of noncontrolling interests as part of shareowner’s equity ($2,204 million and $2,383 million at December 31, 2009 and 2008, respectively). The net earnings amounts we have previously reported are now presented as "Net earnings attributable to GECC". Similarly, in our presentation of shareowner’s equity, we distinguish between equity amounts attributable to GECC shareowner and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of shareowner’s equity. Beginning January 1, 2009, dividends to noncontrolling interests ($11 million in 2009) are classified as financing cash flows. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

We adopted amendments to ASC 320, Investments – Debt and Equity Securities, and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009, of $25 million.

On January 1, 2007, we adopted amendments to ASC 740, Income Taxes. Among other things, the amendment requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions and require recalculation of returns on leveraged leases when there is a change in the timing or projected timing of cash flows relating to income taxes associated with such leases. The January 1, 2007 transition reduced our retained earnings by $77 million, all of which was associated with the recalculation of returns on leverage leases. There was a decrease in financing receivables-net by this amount.

(68)

NOTE 2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

On January 7, 2009, we exchanged our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland for a 100% ownership interest in Interbanca S.p.A., an Italian corporate bank. Assets and liabilities of $7,887 million and $636 million, respectively, were classified as held for sale at December 31, 2008; we recognized a $184 million loss, net of tax, related to the classification of the assets held for sale at the lower of carrying amount or estimated fair value less costs to sell.

On December 24, 2008, we committed to sell a portion of our Australian residential mortgage business, including certain underlying mortgage receivables, and completed this sale during the first quarter of 2009. Assets of $2,669 million were classified as held for sale at December 31, 2008 (liabilities were insignificant); we recognized a $38 million loss, net of tax, related to the classifications of the assets held for sale at the lower of carrying amount or estimated fair value less costs to sell.

Summarized financial information for businesses held for sale is shown below.

December 31 (In millions)	2009	2008

Assets
Cash and equivalents	$–	$35
Financing receivables - net	42	9,915
Intangible assets - net	10	394
Other	73	212
Assets of businesses held for sale	$125	$10,556

Liabilities
Liabilities of businesses held for sale	$55	$636

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.) and our U.S. mortgage business (WMC). Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the third quarter of 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd. As a result, we recognized an after-tax loss of $908 million in 2007 and an incremental loss in 2008 of $361 million. GE Money Japan revenues from discontinued operations were $1 million, $763 million and $1,307 million in 2009, 2008 and 2007, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $158 million, $651 million and $1,220 million in 2009, 2008 and 2007, respectively.

(69)

WMC

During the fourth quarter of 2007, we completed the sale of our U.S. mortgage business. In connection with the transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. Reserves related to these obligations were $205 million at December 31, 2009, and $244 million at December 31, 2008. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans we originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. The amount of our current reserve represents our best estimate of losses with respect to our repurchase obligations. However, actual losses could exceed our reserve amount if actual claim rates, valid tenders or losses we incur on repurchased loans are higher than historically observed. WMC revenues from discontinued operations were $2 million, $(71) million and $(1,424) million in 2009, 2008 and 2007, respectively. In total, WMC’s loss from discontinued operations, net of taxes, were $1 million, $41 million and $987 million in 2009, 2008 and 2007, respectively.

(70)

Summarized financial information for discontinued operations is shown below.

(In millions)	2009	2008	2007

Operations
Total revenues	$3	$692	$(117)

Loss from discontinued operations before income taxes	$(114)	$(546)	$(2,223)
Income tax benefit	32	203	980
Loss from discontinued operations, net of taxes	$(82)	$(343)	$(1,243)

Disposal
Loss on disposal before income taxes	$(37)	$(1,481)	$(1,477)
Income tax benefit (expense)	(5)	1,120	589
Loss on disposal, net of taxes	$(42)	$(361)	$(888)

Loss from discontinued operations, net of taxes	$(124)	$(704)	$(2,131)

December 31 (In millions)		2009	2008

Assets
Cash and equivalents		$184	$180
Other assets		12	19
Other		1,274	1,441
Assets of discontinued operations		$1,470	$1,640

December 31 (In millions)

		2009	2008
Liabilities
Liabilities of discontinued operations		$853	$799

Assets at December 31, 2009 and 2008, primarily comprised a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business.

(71)

NOTE 3. INVESTMENT SECURITIES

The vast majority of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to holders of guaranteed investment contracts and retained interests in securitization entities.

	2009				2008
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
December 31 (In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$4,954	$83	$(236)	$4,801	$4,456	$54	$(637)	$3,873
State and municipal	887	3	(216)	674	915	5	(70)	850
Residential	2,999	21	(722)	2,298	4,228	9	(976)	3,261
mortgage-backed(a)
Commercial	1,599	5	(302)	1,302	1,664	-	(509)	1,155
mortgage-backed
Asset-backed	2,786	37	(298)	2,525	2,922	2	(668)	2,256
Corporate – non-U.S.	994	18	(26)	986	608	6	(23)	591
Government – non-U.S.	2,461	15	(25)	2,451	936	2	(15)	923
U.S. government and
federal agency	1,865	–	–	1,865	26	3	-	29
Retained interests(b)	7,252	362	(21)	7,593	5,144	73	(136)	5,081
Equity
Available-for-sale	885	239	(3)	1,121	1,023	22	(134)	911
Trading	720	–	–	720	388	-	-	388
Total	$27,402	$783	$(1,849)	$26,336	$22,310	$176	$(3,168)	$19,318

(a)	Substantially collateralized by U.S. mortgages.

(b)
Included $1,918 million and $1,752 million of retained interests at December 31, 2009 and 2008, respectively, accounted for at fair value in accordance with ASC 815, Derivatives and Hedging. See Note 16.

The fair value of investment securities increased to $26.3 billion at December 31, 2009, from $19.3 billion at December 31, 2008, primarily driven by decreases in unrealized losses due to market improvements, investment of cash into short-term investments such as money market funds and certificates of deposits, and an increase in our retained interests in securitization entities.

(72)

The following tables present the gross unrealized losses and estimated fair values of our available-for-sale investment securities.

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
December 31 (In millions)	fair value	losses	fair value	losses

2009
Debt
U.S. corporate	$601	$(20)	$1,365	$(216)
State and municipal	229	(120)	421	(96)
Residential mortgage-backed	70	(4)	1,561	(718)
Commercial mortgage-backed	–	–	1,015	(302)
Asset-backed	60	(7)	1,311	(291)
Corporate – non-U.S.	310	(14)	346	(12)
Government – non-U.S.	368	(3)	193	(22)
U.S. government and federal agency	–	–	–	–
Retained interests	13	(1)	4	(20)
Equity	22	(2)	8	(1)
Total	$1,673	$(171)	$6,224	$(1,678)

2008
Debt
U.S. corporate	$1,152	$(397)	$1,253	$(240)
State and municipal	302	(21)	278	(49)
Residential mortgage-backed	1,216	(64)	1,534	(912)
Commercial mortgage-backed	285	(85)	870	(424)
Asset-backed	903	(406)	1,031	(262)
Corporate – non-U.S.	60	(7)	265	(16)
Government – non-U.S.	–	–	275	(15)
U.S. government and federal agency	–	–	–	–
Retained interests	1,246	(61)	238	(75)
Equity	200	(132)	6	(2)
Total	$5,364	$(1,173)	$5,750	$(1,995)

We adopted amendments to ASC 320 and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009, of $25 million.

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

The vast majority of our residential mortgage-backed securities (RMBS) have investment-grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Of our total RMBS at December 31, 2009 and 2008, approximately $883 million and $1,284 million, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. These are collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. In addition, of the total residential subprime credit exposure at December 31, 2009 and 2008, approximately $765 million and $1,089 million, respectively, was insured by Monoline insurers (Monolines).

(73)

The vast majority of our commercial mortgage-backed securities (CMBS) also have investment-grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Our CMBS investments are collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high quality properties (large loan CMBS), a majority of which were originated in 2006 and 2007.

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

During the period April 1, 2009, through December 31, 2009, we recorded pre-tax, other-than-temporary impairments of $489 million, of which $185 million was recorded through earnings ($28 million relates to equity securities), and $304 million was recorded in accumulated other comprehensive income (AOCI).

Prior to April 1, 2009, we recognized impairments in earnings of $157 million associated with debt securities still held. As of April 1, 2009, we reversed previously recognized impairments of $40 million ($25 million after tax) as an adjustment to retained earnings in accordance with the amendments to ASC 320. Subsequent to April 1, 2009, we recognized first time impairments of $74 million and incremental charges on previously impaired securities of $78 million. These amounts included $84 million related to securities that were subsequently sold.

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due in
2010	$5,978	$5,975
2011-2014	2,660	2,685
2015-2019	1,753	1,511
2020 and later	770	606

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2009	2008	2007

Gains	$105	$160	$378
Losses, including impairments	(356)	(792)	(11)
Net	$(251)	$(632)	$367

(74)

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders. In some of our bank subsidiaries we maintain a certain level of purchases and sales volume principally of non-U.S. government debt securities. In these situations, fair value approximates carrying value for these securities.

Proceeds from investment securities sales and early redemptions by the issuer totaled $6,842 million, $3,174 million and $13,451 million in 2009, 2008 and 2007, respectively, principally from the sales and early redemptions of securities in our bank subsidiaries in 2009 and securities that support the guaranteed investment contract portfolio in 2008.

We recognized pre-tax gains on trading securities of $408 million, $108 million and $292 million in 2009, 2008 and 2007, respectively. Investments in retained interests increased by $291 million during 2009, decreased $113 million and $102 million during 2008 and 2007, respectively, reflecting changes in fair value.

NOTE 4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

December 31 (In millions)	2009	2008

Loans, net of deferred income	$289,206	$308,821
Investment in financing leases, net of deferred income	54,173	67,077
	343,379	375,898
Less allowance for losses	(8,091)	(5,306)
Financing receivables – net(a)	$335,288	$370,592

(a)
Included $3,444 million and $6,461 million primarily related to consolidated, liquidating securitization entities at December 31, 2009 and 2008, respectively. In addition, financing receivables at December 31, 2009 and 2008, included $2,704 million and $2,736 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

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

(75)

December 31 (In millions)	2009	2008

CLL(a)
Americas	$86,721	$104,462
Europe	38,737	36,972
Asia	13,202	16,683
Other	771	786
	139,431	158,903
Consumer(a)
Non-U.S. residential mortgages	58,831	60,753
Non-U.S. installment and revolving credit	25,208	24,441
U.S. installment and revolving credit	23,190	27,645
Non-U.S. auto	13,485	18,168
Other	12,808	11,541
	133,522	142,548

Real Estate	44,841	46,735

Energy Financial Services	7,756	8,355

GECAS(b)	15,215	15,326

Other(c)	2,614	4,031
	343,379	375,898
Less allowance for losses	(8,091)	(5,306)
Total	$335,288	$370,592

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(b)	Included loans and financing leases of $13,254 million and $13,078 million at December 31, 2009 and 2008, respectively, related to commercial aircraft at Aviation Financial Services.

(c)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

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

For federal income tax purposes, the leveraged leases and the majority of the direct financing leases are leases in which we depreciate the leased assets and are taxed upon the accrual of rental income. Certain direct financing leases are loans for federal income tax purposes. For these transactions, we are taxable only on the portion of each payment that constitutes interest, unless the interest is tax-exempt (e.g., certain obligations of state governments).

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

For federal income tax purposes, we are entitled to deduct the interest expense accruing on nonrecourse financing related to leveraged leases.

(76)

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2009	2008	2009	2008	2009	2008

Total minimum lease
payments receivable	$63,609	$80,413	$49,974	$62,996	$13,635	$17,417
Less principal and interest
on third-party nonrecourse debt	(9,367)	(12,416)	-	-	(9,367)	(12,416)
Net rentals receivable	54,242	67,997	49,974	62,996	4,268	5,001
Estimated unguaranteed
residual value of leased assets	9,494	10,077	6,760	7,302	2,734	2,775
Less deferred income	(9,563)	(10,997)	(7,619)	(8,694)	(1,944)	(2,303)
Investment in financing
leases, net of deferred income	54,173	67,077	49,115	61,604	5,058	5,473
Less amounts to arrive at
net investment
Allowance for losses	(652)	(495)	(532)	(437)	(120)	(58)
Deferred taxes	(5,928)	(6,964)	(2,290)	(2,820)	(3,638)	(4,144)
Net investment in financing	$47,593	$59,618	$46,293	$58,347	$1,300	$1,271
leases

(a)	Included $615 million and $824 million of initial direct costs on direct financing leases at December 31, 2009 and 2008, respectively.

(b)
Included pre-tax income of $162 million and $265 million and income tax of $64 million and $105 million during 2009 and 2008, respectively. Net investment credits recognized on leveraged leases during 2009 and 2008 were inconsequential.

Contractual Maturities

	Total	Net rentals
(In millions)	loans	receivables

Due in
2010	$84,141	$15,890
2011	40,021	11,031
2012	32,187	7,944
2013	25,374	5,584
2014	22,792	3,217
2015 and later	84,691	10,576
Total	$289,206	$54,242

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

(77)

December 31 (In millions)	2009	2008

Loans requiring allowance for losses	$9,145	$2,712
Loans expected to be fully recoverable	3,741	871
Total impaired loans	$12,886	$3,583

Allowance for losses (specific reserves)	$2,331	$635
Average investment during the period	8,493	2,064
Interest income earned while impaired(a)	227	48

(a)	Recognized principally on cash basis.

Impaired loans increased by $9,303 million from December 31, 2008, to December 31, 2009 primarily relating to increases at Real Estate ($5,678 million) and CLL ($2,697 million). We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in impaired loans and related specific reserves at Real Estate reflects our current estimate of collateral values of the underlying properties, and our estimate of loans which are not past due, but for which it is probable that we will be unable to collect the full principal balance at maturity due to a decline in the underlying value of the collateral. Of our $6,519 million impaired loans at Real Estate at December 31, 2009, $4,396 million are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

(78)

Allowance for Losses on Financing Receivables

	Balance	Provision				Balance
	January 1,	charged to		Gross		December 31,
(In millions)	2009	operations	Other(a)	write-offs	Recoveries	2009

CLL(b)
Americas	$824	$1,358	$(30)	$(1,077)	$90	$1,165
Europe	288	570	(16)	(331)	33	544
Asia	163	257	3	(203)	24	244
Other	2	6	1	(1)	–	8

Consumer(b)
Non-U.S. residential
mortgages	383	915	78	(519)	95	952
Non-U.S. installment
and revolving credit	1,051	1,835	42	(2,320)	579	1,187
U.S. installment and
revolving credit	1,700	3,576	(974)	(2,817)	213	1,698
Non-U.S. auto	222	408	18	(556)	220	312
Other	226	389	57	(465)	111	318

Real Estate	301	1,442	13	(264)	2	1,494

Energy Financial
Services	58	33	4	(67)	–	28

GECAS	60	69	(4)	(18)	–	107

Other	28	29	–	(24)	1	34
Total	$5,306	$10,887	$(808)	$(8,662)	$1,368	$8,091

(a)	Other primarily included the effects of securitization activity, currency exchange and dispositions.

(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(79)

	Balance	Provision				Balance
	January 1,	charged to		Gross		December 31,
(In millions)	2008	operations	Other(a)	write-offs	Recoveries	2008

CLL(b)
Americas	$451	$888	$112	$(703)	$76	$824
Europe	230	310	(31)	(247)	26	288
Asia	226	152	34	(256)	7	163
Other	3	2	(3)	(1)	1	2

Consumer(b)
Non-U.S. residential
mortgages	246	324	(38)	(218)	69	383
Non-U.S. installment
and revolving credit	1,371	1,748	(417)	(2,551)	900	1,051
U.S. installment and
revolving credit	985	3,217	(624)	(2,173)	295	1,700
Non-U.S. auto	324	376	(124)	(637)	283	222
Other	167	229	9	(248)	69	226

Real Estate	168	135	9	(12)	1	301

Energy Financial
Services	19	36	3	–	–	58

GECAS	8	53	–	(1)	–	60

Other	18	28	–	(18)	–	28
Total	$4,216	$7,498	$(1,070)	$(7,065)	$1,727	$5,306

(a)	Other primarily included the effects of securitization activity, currency exchange, dispositions and acquisitions.

(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(80)

	Balance	Provision				Balance
	January 1,	charged to		Gross		December 31,
(In millions)	2007	operations	Other(a)	write-offs	Recoveries	2007

CLL(b)
Americas	$385	$402	$(21)	$(406)	$91	$451
Europe	204	114	44	(171)	39	230
Asia	48	40	186	(55)	7	226
Other	1	1	1	–	–	3

Consumer(b)
Non-U.S. residential
mortgages	417	(139)	5	(129)	92	246
Non-U.S. installment
and revolving credit	1,253	1,669	(23)	(2,324)	796	1,371
U.S. installment and
revolving credit	876	1,960	(703)	(1,505)	357	985
Non-U.S. auto	279	279	57	(653)	362	324
Other	175	123	(3)	(198)	70	167

Real Estate	155	24	6	(25)	8	168

Energy Financial
Services	28	(9)	–	–	–	19

GECAS	16	15	–	(23)	–	8

Other	24	9	–	(17)	2	18
Total	$3,861	$4,488	$(451)	$(5,506)	$1,824	$4,216

(a)	Other primarily included the effects of acquisitions, currency exchange and securitization activity.

(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(81)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

	Depreciable
	lives-new
December 31 (Dollars in millions)	(in years)		2009	2008

Original cost(a)
Land and improvements, buildings, structures and
related equipment	2-40	(b)	$6,083	$7,040
Equipment leased to others
Aircraft	20		42,634	40,478
Vehicles(c)	1-14		21,589	32,098
Railroad rolling stock	5-36		4,290	4,402
Construction and manufacturing	2-24		2,758	3,357
Mobile equipment	12-25		2,786	2,952
All other	2-40		2,847	2,742
Total			$82,987	$93,069

Net carrying value(a)
Land and improvements, buildings, structures and
related equipment			$3,764	$4,504
Equipment leased to others
Aircraft(d)			32,983	32,288
Vehicles(c)			11,519	18,149
Railroad rolling stock			2,887	2,915
Construction and manufacturing			1,696	2,328
Mobile equipment			1,913	2,021
All other			1,929	1,838
Total			$56,691	$64,043

(a)	Included $1,609 million and $1,748 million of original cost of assets leased to GE with accumulated amortization of $572 million and $491 million at December 31, 2009 and 2008, respectively.

(b)	Depreciable lives exclude land.

(c)	At December 31, 2008, included $7,774 million of original cost assets and $4,737 million net carrying value related to Penske Truck Leasing Co., L.P. (PTL), which was deconsolidated in 2009.

(d)
GECAS recognized impairment losses of $127 million in 2009 and $72 million in 2008 recorded in the caption “Depreciation and amortization” in the Statement of Earnings to reflect adjustments to fair value based on current market values from independent appraisers.

Amortization of equipment leased to others was $7,157 million, $8,153 million and $7,192 million in 2009, 2008 and 2007, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2009, are as follows:

(In millions)

Due in
2010	$7,812
2011	6,110
2012	4,724
2013	3,729
2014	3,046
2015 and later	8,820
Total	$34,241

(82)

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

December 31 (In millions)	2009	2008

Goodwill	$28,820	$25,204

Other intangible assets
Intangible assets subject to amortization	$3,018	$3,174

Changes in goodwill balances follow.

	2009					2008
			Acquisitions/	Dispositions,				Acquisitions/	Dispositions,
			acquisition	currency				acquisition	currency
	Balance		accounting	exchange	Balance	Balance		accounting	exchange	Balance
(In millions)	January 1		adjustments	and other	December 31	January 1		adjustments	and other	December 31

CLL	$12,321	(a)	$1,588	$(15)	$13,894	$11,521	(a)	$1,048	$(248)	$12,321
Consumer	9,407	(a)	1,648	406	11,461	10,623	(a)	475	(1,691)	9,407
Real Estate	1,159		(7)	37	1,189	1,055		170	(66)	1,159
Energy Financial Services	2,162		(4)	(39)	2,119	1,890		330	(58)	2,162
GECAS	155		–	2	157	162		1	(8)	155
Total	$25,204		$3,225	$391	$28,820	$25,251		$2,024	$(2,071)	$25,204

(a)	Reflected the transfer of Artesia during the first quarter of 2009, resulting in a related movement of beginning goodwill balance of $326 million in 2009 and $350 million in 2008.

Goodwill related to new acquisitions in 2009 was $3,004 million and included acquisitions of BAC Credomatic GECF Inc. (BAC) ($1,605 million) at Consumer and Interbanca S.p.A. ($1,394 million) at CLL. During 2009, the goodwill balance increased by $221 million related to acquisition accounting adjustments for prior-year acquisitions. The most significant of these adjustments was an increase of $180 million associated with the 2008 acquisition of CitiCapital at CLL. Also during 2009, goodwill balances increased $391 million, primarily as a result of the weaker U.S. dollar ($1,148 million), partially offset by the deconsolidation of PTL ($634 million) at CLL.

On June 25, 2009, we increased our ownership in BAC from 49.99% to 75% for a purchase price of $623 million, in accordance with terms of a previous agreement. We remeasured our previously held equity investment to fair value, resulting in a pre-tax gain of $343 million, which is reported in Revenues from services.

In 2008, goodwill balances decreased $1,514 million as a result of the stronger U.S. dollar. Goodwill balances increased $1,527 million in 2008 from new acquisitions. The most significant increases related to acquisitions of Merrill Lynch Capital ($643 million) at CLL, Energy Financial Services, Real Estate and GECAS, Bank BPH ($470 million) at Consumer, CDM Resource Management, Ltd. ($229 million) at Energy Financial Services and CitiCapital ($166 million) at CLL. During 2008, the goodwill balance increased by $497 million related to acquisition accounting adjustments for prior-year acquisitions.

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

(83)

We performed our annual impairment test for goodwill at all of our reporting units in the third quarter using data as of July 1, 2009. In performing the valuations, we used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market. Based on the results of our testing, the fair values of CLL, Consumer, Energy Financial Services and GECAS reporting units exceeded their book values; therefore, the second step of the impairment test (in which fair value of each of the reporting unit’s assets and liabilities are measured) was not required to be performed and no goodwill impairment was recognized. Due to the volatility and uncertainties in the current commercial real estate environment, we used a range of valuations to determine the fair value for our Real Estate reporting unit. While the Real Estate reporting unit’s book value was within the range of its fair value, we further substantiated our Real Estate goodwill balance by performing the second step analysis described above. As a result of our tests for Real Estate, no goodwill impairment was recognized. Our Real Estate reporting unit had a goodwill balance of $1,189 million at December 31, 2009.

Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible Assets Subject to Amortization

	2009			2008
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
December 31 (In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,831	$(690)	$1,141	$1,790	$(616)	$1,174
Patents, licenses and trademarks	630	(461)	169	564	(460)	104
Capitalized software	2,169	(1,558)	611	2,148	(1,463)	685
Lease valuations	1,754	(793)	961	1,761	(594)	1,167
All other	475	(339)	136	233	(189)	44
Total	$6,859	$(3,841)	$3,018	$6,496	$(3,322)	$3,174

During 2009, we recorded additions to intangible assets subject to amortization of $668 million. The components of finite-lived intangible assets acquired during 2009 and their respective weighted-average amortizable period are: $160 million – Customer-related (11.5 years); $53 million – Patents, licenses and trademarks (9.9 years); $192 million – Capitalized software (4.6 years); $4 million – Lease valuations (5.2 years); and $259 million – All other (4.0 years).

Amortization expense related to intangible assets subject to amortization was $888 million and $926 million for 2009 and 2008, respectively. We estimate annual pre-tax amortization for intangible assets subject to amortization over the next five calendar years to be as follows: 2010 - $710 million; 2011 - $533 million; 2012 - $399 million; 2013 - $297 million; 2014 - $437 million.

(84)

NOTE 7. OTHER ASSETS

December 31 (In millions)	2009	2008

Investments
Real estate(a)(b)	$36,933	$36,713
Associated companies	26,000	19,289
Assets held for sale(c)	3,692	5,038
Cost method(b)	1,946	2,463
Other	1,984	1,836
	70,555	65,339

Derivative instruments	7,251	11,211
Advances to suppliers	2,224	2,187
Deferred acquisition costs	77	101
Deferred borrowing costs(d)	2,559	1,497
Other	3,857	3,866
Total	$86,523	$84,201

(a)
Our investment in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2009: office buildings (45%), apartment buildings (13%), industrial properties (11%), retail facilities (9%), franchise properties (7%), parking facilities (2%) and other (13%). At December 31, 2009, investments were located in the Americas (46%), Europe (32%) and Asia (22%).

(b)
The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2009, were $417 million and $66 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2009, were $48 million and $13 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2008, were $565 million and $98 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2008, were $64 million and $4 million, respectively.

(c)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale, securitization or other means. Such assets consisted primarily of credit card receivables, loans, aircraft, equipment and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $145 million and $112 million at December 31, 2009 and 2008, respectively.

(d)	Included $1,642 million and $434 million at December 31, 2009 and 2008, respectively, of unamortized fees related to our participation in the Temporary Liquidity Guarantee Program.

(85)

NOTE 8. BORROWINGS AND BANK DEPOSITS

Short-term Borrowings		2009		2008
			Average		Average
December 31 (Dollars in millions)		Amount	rate(a)	Amount	rate(a)

Commercial Paper
U.S.
Unsecured(b)		$32,637	0.20%	$57,665	2.16%
Asset-backed(c)		2,424	0.29	3,652	2.57
Non-U.S.		9,525	0.86	9,033	4.12
Current portion of long-term
borrowings(b)(d)(e)		70,260	3.39	69,680	3.83
GE Interest Plus notes(f)		7,541	2.40	5,633	3.58
Other		6,834		13,304
Total short-term borrowings		$129,221		$158,967

Long-term Borrowings		2009		2008
			Average		Average
December 31 (Dollars in millions)	Maturities	Amount	rate(a)	Amount	rate(a)

Senior notes
Unsecured(b)(e)(g)	2011-2055	$313,079	3.23%	$296,740	4.82
Asset-backed(h)	2011-2035	3,390	4.01	5,002	5.12
Subordinated notes(i)	2012-2037	2,388	5.51	2,567	5.48
Subordinated debentures(j)	2066-2067	7,647	6.48	7,315	6.20
Other(k)		1,910		2,911
Total long-term borrowings		$328,414		$314,535

Bank deposits(l)		$38,923		$36,854

Total borrowings and bank deposits		$496,558		$510,356

(a)
Based on year-end balances and year-end local currency interest rates. Current portion of long-term debt included the effects of related fair value interest rate and currency hedges, if any, directly associated with the original debt issuance.

(b)
GE Capital had issued and outstanding $59,336 million (long-term borrowings) and $35,243 million ($21,823 million commercial paper and $13,420 million long-term borrowings) of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at December 31, 2009 and 2008, respectively. GE Capital and GE are parties to an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of GE Capital debt that is guaranteed by the FDIC.

(c)	Consists entirely of obligations of consolidated, liquidating securitization entities. See Note 16.

(d)	Included $204 million and $326 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at December 31, 2009 and 2008, respectively.

(e)
Included in total long-term borrowings was $3,138 million of obligations to holders of guaranteed investment contracts at December 31, 2009, of which GE Capital could be required to repay up to approximately $3,000 million if our long-term credit rating were to fall below AA-/Aa3 or our short-term credit rating were to fall below A-1+/P-1.

(f)	Entirely variable denomination floating rate demand notes.

(g)
Included $1,649 million of covered bonds at December 31, 2009. If the short-term credit rating of GE Capital were reduced below A-1/P-1, GE Capital would be required to partially cash collateralize these bonds in an amount up to $775 million.

(h)	Included $452 million and $2,104 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at December 31, 2009 and 2008, respectively. See Note 16.

(i)	Included $117 million and $450 million of subordinated notes guaranteed by GE at December 31, 2009 and 2008, respectively.

(j)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(k)	Included borrowings from GECS affiliates of $1,013 million and $1,006 million at December 31, 2009 and 2008, respectively.

(l)
Included $21,252 million and $12,314 million of deposits in non-U.S. banks at December 31, 2009 and 2008, respectively, and $10,476 million and $6,699 million of certificates of deposits distributed by brokers with maturities greater than one year at December 31, 2009 and 2008, respectively.

(86)

Our borrowings are addressed below from the perspectives of liquidity, interest rate and currency risk management. Additional information about borrowings and associated swaps can be found in Note 15.

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities, including borrowings from GE, over the next five years follow.

(In millions)	2010		2011	2012	2013	2014

	$70,260	(a)	$65,745	$83,507	$29,660	$27,674

(a)	Fixed and floating rate notes of $632 million contain put options with exercise dates in 2010, and which have final maturity beyond 2014.

Committed credit lines totaling $51.7 billion had been extended to us by 59 banks at year-end 2009. Availability of these lines is shared between GE and GECC with $9.0 billion and $51.7 billion available to GE and GECC, respectively. Our lines include $36.8 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $14.4 billion are 364-day lines that contain a term-out feature that allows us to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but amounts were insignificant in each of the past three years.

NOTE 9. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to holders of guaranteed investment contracts.

December 31 (In millions)	2009	2008

Guaranteed investment contracts	$8,310	$10,828
Unpaid claims and claims adjustment expenses	69	174
Unearned premiums	308	401
Total	$8,687	$11,403

When insurance affiliates cede insurance to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption “Other receivables” on our Statement of Financial Position, and amounted to $45 million and $159 million at December 31, 2009 and 2008, respectively.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” We had no reinsurance recoveries for the years ended December 31, 2009, 2008 and 2007.

NOTE 10. INCOME TAXES

Provision for Income Taxes

(In millions)	2009	2008	2007

Current tax expense (benefit)	$(1,634)	$(1,470)	$1,017
Deferred tax expense (benefit) from temporary differences	(2,247)	(795)	(278)
Total	$(3,881)	$(2,265)	$739

We are included in the consolidated U.S. federal income tax return which GE Company files. The provision for current tax expense includes our effect on the consolidated return. Our effect on the consolidated liability is settled in cash as GE tax payments are due.

(87)

U.S. earnings (loss) from continuing operations before income taxes were $(6,575) million in 2009, $(4,788) million in 2008 and $192 million in 2007. The corresponding amounts for non-U.S. based operations were $4,331 million in 2009, $10,779 million in 2008 and $12,722 million in 2007.

Current tax expense (benefit) includes amounts applicable to U.S. federal income taxes of $(2,080) million, $(2,674) million and $(791) million in 2009, 2008 and 2007, respectively, and amounts applicable to non-U.S. jurisdictions of $657 million, $1,281 million and $1,600 million in 2009, 2008 and 2007, respectively. Deferred taxes related to U.S. federal income taxes were a benefit of $2,142 million and $489 million in 2009 and 2008, respectively, and an expense of $81 million in 2007.

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

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, which expired at the end of 2009, has been scheduled to expire and has been extended by Congress on five previous occasions, including in October of 2008. A one-year extension was passed by the House of Representatives in 2009 and the Senate Finance Committee Chairman and Ranking Member have indicated an intention to extend the provision for one year retroactive to the beginning of 2010, but there can be no assurance that it will be extended. In the event the provision is not extended after 2009, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2010.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2009, were approximately $56 billion. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

During 2009, following the change in our external credit ratings, funding actions taken and review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non-U.S. subsidiaries of GECC, on which we had previously provided deferred U.S. taxes, would be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion, resulting in an income tax benefit of $700 million in 2009.

During 2008, because the use of foreign tax credits no longer required the repatriation of prior-year earnings, we increased the amount of prior-year earnings that were indefinitely reinvested outside the U.S. by approximately $1.0 billion, resulting in a decrease to the income tax provision of approximately $350 million.

As discussed in Note 1, on January 1, 2007, we adopted amendments to ASC 740, which had no effect on retained earnings.

(88)

Annually, GE files over 7,000 income tax returns in over 250 global taxing jurisdictions, a substantial portion of which include our activities. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2007, the IRS completed the audit of our consolidated U.S. income tax returns for 2000-2002. At December 31, 2009, the IRS was auditing our consolidated U.S. income tax returns for 2003-2005. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. It is reasonably possible that the 2003-2005 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

December 31 (In millions)	2009	2008

Unrecognized tax benefits	$3,820	$3,454
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	1,792	1,734
Accrued interest on unrecognized tax benefits	713	693
Accrued penalties on unrecognized tax benefits	73	65
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-650	0-350
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-250	0-50

(a)	Some portion of such reduction might be reported as discontinued operations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2009	2008

Balance at January 1	$3,454	$2,964
Additions for tax positions of the current year	517	420
Additions for tax positions of prior years	86	329
Reductions for tax positions of prior years	(174)	(169)
Settlements with tax authorities	(57)	(74)
Expiration of the statute of limitations	(6)	(16)
Balance at December 31	$3,820	$3,454

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the year ended December 31, 2009, $20 million of interest expense and $8 million of tax expense related to penalties were recognized in the statement of earnings, compared with $145 million and $10 million for the year ended December 31, 2008 and $(72) million and $(41) million for the year ended December 31, 2007.

(89)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	2009	2008	2007

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from
Tax on global activities including exports(a)	113.0	(67.0)	(22.4)
U.S. business credits	14.2	(3.5)	(1.6)
SES transaction	–	–	(4.3)
All other - net	10.8	(2.3)	(1.0)
	138.0	(72.8)	(29.3)
Actual income tax rate	173.0%	(37.8)%	5.7%

(a)	2009 and 2008 included 31.2% and (5.8)%, respectively, from indefinite reinvestment of prior-year earnings.

Deferred Income Taxes

Principal components of our net liability representing deferred income tax balances are as follows:

December 31 (In millions)	2009	2008

Assets
Allowance for losses	$3,100	$2,382
Cash flow hedges	906	2,315
Net unrealized losses on securities	331	1,027
Non-U.S. loss carryforwards(a)	1,299	979
Other - net	5,620	3,746
Total deferred income tax assets	11,256	10,449

Liabilities
Financing leases	5,928	6,964
Operating leases	5,525	4,859
Investment in global subsidiaries	369	2,051
Intangible assets	1,521	1,289
Other - net	3,532	3,398
Total deferred income tax liabilities	16,875	18,561

Net deferred income tax liability	$5,619	$8,112

(a)
Net of valuation allowances of $344 million and $260 million for 2009 and 2008, respectively. Of the net deferred tax asset as of December 31, 2009, of $1,299 million, $14 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2010, through December 31, 2012; $191 million relates to net operating losses that expire in various years ending from December 31, 2013, through December 31, 2024; and $1,094 million relates to net operating loss carryforwards that may be carried forward indefinitely.

(90)

NOTE 11. SHAREOWNER’S EQUITY

(In millions)	2009	2008	2007

Common stock issued	$56	$56	$56

Accumulated other comprehensive income
Balance at January 1	$(6,970)	$6,489	$4,813
Investment securities - net of deferred taxes
of $494, $(1,568) and $(190)	1,341	(2,152)	(286)
Currency translation adjustments - net of deferred taxes
of $(717), $4,167 and $(1,427)	2,565	(8,586)	2,572
Cash flow hedges - net of deferred taxes
of $917, $(2,288) and $(274)	896	(4,846)	376
Benefit plans - net of deferred taxes
of $(14), $(116) and $68(a)	(67)	(262)	173
Reclassification adjustments
Investment securities - net of deferred taxes
of $255, $468 and $(147)	(4)	164	(220)
Currency translation adjustments	–	(119)	(13)
Cash flow hedges - net of deferred taxes
$399, $642 and $(632)	541	2,342	(926)
Balance at December 31	$(1,698)	$(6,970)	$6,489

Additional paid-in capital
Balance at January 1	$19,671	$14,172	$14,088
Contributions(b)	8,760	5,499	84
Balance at December 31	$28,431	$19,671	$14,172

Retained earnings
Balance at January 1(c)	$45,497	$40,513	$37,551
Net earnings	1,455	7,310	9,815
Dividends (b)	–	(2,351)	(6,853)
Other(b)(d)	(23)	–	–
Balance at December 31	$46,929	$45,472	$40,513

Total equity
GECC shareowner's equity balance at December 31	$73,718	$58,229	$61,230
Noncontrolling interests balance at December 31(e)	2,204	2,383	1,607
Total equity balance at December 31	$75,922	$60,612	$62,837

(a)
For 2009, included $93 million of gains (losses) arising during the year and $(26) million of amortization of gains (losses) – net of deferred taxes of $(25) million and $11 million, respectively. For 2008, included $(270) million of gains (losses) arising during the year and $8 million of amortization of gains (losses) – net of deferred taxes of $(120) million and $4 million, respectively.

(b)	Total dividends and other transactions with the shareowner increased equity by $8,737 million in 2009 and $3,148 million in 2008 and decreased equity by $6,769 million in 2007.

(c)
The 2009 opening balance was adjusted as of April 1, 2009, for the cumulative effect of changes in accounting principles of $25 million related to adopting amendments on impairment guidance in ASC 320, Investments – Debt and Equity Securities. The cumulative effect of adopting ASC 825 at January 1, 2008, was insignificant. The 2007 opening balance change reflects cumulative effect of change in accounting principle of $(77) million related to adopting amendments to ASC 740. See note 1 for further information.

(d)	Related to accretion of redeemable securities to their redemption value.

(e)
On January 1, 2009, we adopted an amendment to ASC 810, Consolidation, that requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of shareowner’s equity and to disclose the amount of other comprehensive income attributable to noncontrolling interests. Changes to noncontrolling interests during 2009 resulted from net earnings $58 million, dividends paid $(11) million, deconsolidation of PTL $(331) million, other AOCI $(111) million and other changes of $216 million. Changes to the individual components of other AOCI attributable to noncontrolling interests were primarily related to currency translation adjustments $(69) million.

(91)

All common stock is owned by GE Capital Services, all of the common stock of which is in turn owned by GE Company.

Certain of our consolidated affiliates are restricted from remitting certain funds to us in the form of dividends or loans by a variety of regulations or statutory requirements. Activities of certain of our financial services consolidated affiliates are subject to regulation by various national authorities including banking, financial services and insurance regulators. The activities of these entities include lending, leasing, and other traditional financial services transactions and relate to approximately $148.2 billion of our total assets. National regulators routinely impose restrictions on the transfer of funds across entities and/or borders in the form of dividends or loans as part of their regulatory oversight. However, such funds are available for use by these affiliates, without restriction, to repay borrowings, to fund new loans, or for other normal business purposes. At December 31, 2009, the amount of restricted net assets of these affiliates was $19.3 billion.

At December 31, 2009 and 2008, the aggregate statutory capital and surplus of the insurance activities totaled $0.8 billion and $0.6 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

Noncontrolling Interests

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2009	2008

Noncontrolling interests in consolidated affiliates(a)	$1,927	$2,106
Preferred stock(b)	277	277
	$2,204	$2,383

(a)	Included noncontrolling interests in partnerships and common shares of consolidated affiliates.

(b)	The preferred stock pays cumulative dividends at an average rate of 6.81%.

During the first quarter of 2009, GE made a $9,500 million capital contribution to GECS, of which GECS subsequently contributed $8,250 million to us. In addition, we issued one share of common stock (par value $14) to GECS for $500 million.

NOTE 12. REVENUES FROM SERVICES

(In millions)	2009	2008	2007

Interest on loans	$19,941	$26,894	$23,344
Equipment leased to others	12,192	15,517	15,187
Fees	4,631	6,003	6,042
Investment income(a)	1,882	1,078	2,538
Financing leases	3,302	4,351	4,646
Net securitization gains	1,413	963	1,759
Real estate investments	1,539	3,488	4,653
Associated companies	1,059	2,217	2,165
Other items(b)(c)	3,745	5,710	5,947
Total	$49,704	$66,221	$66,281

(a)
Included net other-than-temporary impairments on investment securities of $327 million, $747 million and $8 million in 2009, 2008 and 2007, respectively. Of the $327 million, $25 million related to impairments recognized in the first quarter of 2009 that were reclassified to retained earnings as a result of the amendments to ASC 320. See Note 3.

(b)
Included a gain on the sale of a partial interest in a limited partnership in PTL and a related gain on the remeasurement of the retained investment to fair value totaling $296 million in the first quarter of 2009. See Note 16.

(c)
Included a gain of $343 million on the remeasurement to fair value of our equity method investment in BAC, following our acquisition of a controlling interest in the second quarter of 2009. See Note 6.

(92)

NOTE 13. OPERATING AND ADMINISTRATIVE EXPENSES

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

Rental expense under operating leases is shown below.

(In millions)	2009	2008	2007

Equipment for sublease	$280	$358	$364
Other rental expense	535	631	588

At December 31, 2009, minimum rental commitments under noncancellable operating leases aggregated $2,885 million. Amounts payable over the next five years follow.

(In millions)

2010	2011	2012	2013	2014
$608	$497	$436	$288	$211

NOTE 14. FAIR VALUE MEASUREMENTS

We adopted ASC 820 in two steps; effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. This guidance establishes a new framework for measuring fair value and expands related disclosures. Broadly, the framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. It also establishes a three-level valuation hierarchy based upon observable and non-observable inputs.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $6,629 million and $8,190 million at December 31, 2009 and 2008, respectively, supporting obligations to holders of guaranteed investment contracts. Such securities are mainly investment grade.

(93)

					Netting
(In millions)	Level 1	Level 2	Level 3	(a)	adjustment	(b)	Net balance

December 31, 2009

Assets
Investment securities
Debt
U.S. corporate	$1,276	$1,871	$1,654		$–		$4,801
State and municipal	–	501	173		–		674
Residential mortgage-backed	–	2,254	44		–		2,298
Commercial mortgage-backed	–	1,251	51		–		1,302
Asset-backed	–	719	1,806		–		2,525
Corporate - non-U.S.	159	51	776		–		986
Government - non-U.S.	1,277	1,023	151		–		2,451
U.S. government and federal agency	85	1,780	–		–		1,865
Retained interests	–	–	7,593		–		7,593
Equity
Available-for-sale	437	667	17		–		1,121
Trading	720	–	–		–		720
Derivatives(c)	–	10,411	451		(3,611)		7,251
Other(d)	–	–	595		–		595
Total	$3,954	$20,528	$13,311		$(3,611)		$34,182

Liabilities
Derivatives	$–	$6,838	$219		$(3,623)		$3,434
Other	–	32	–		–		32
Total	$–	$6,870	$219		$(3,623)		$3,466

December 31, 2008

Assets
Investment securities
Debt
U.S. corporate	$525	$1,708	$1,640		$–		$3,873
State and municipal	–	603	247		–		850
Residential mortgage-backed	30	3,113	118		–		3,261
Commercial mortgage-backed	–	1,098	57		–		1,155
Asset-backed	–	676	1,580		–		2,256
Corporate - non-U.S.	69	50	472		–		591
Government - non-U.S.	495	11	417		–		923
U.S. government and federal agency	5	24	–		–		29
Retained interests	–	–	5,081		–		5,081
Equity
Available-for-sale	395	498	18		–		911
Trading	83	305	–		–		388
Derivatives(c)	–	17,721	544		(7,054)		11,211
Other(d)	–	288	551		–		839
Total	$1,602	$26,095	$10,725		$(7,054)		$31,368

Liabilities	$2	$10,810	$162		$(7,218)		$3,756
Derivatives	–	323	–		–		323
Other	$2	$11,133	$162		$(7,218)		$4,079
Total

(a)
Level 3 investment securities valued using non-binding broker quotes totaled $618 million and $556 million at December 31, 2009 and 2008, respectively, and were classified as available-for-sale securities.

(b)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(c)	The fair value of derivatives included an adjustment for non-performance risk. At December 31, 2009 and 2008, the cumulative adjustment was a gain of $12 million and $164 million, respectively.

(d)	Included private equity investments and loans designated under the fair value option.

(94)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2009 and 2008, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowner’s equity.

Changes in Level 3 Instruments for the Year Ended December 31, 2009

				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	January 1,	included in		comprehensive	and	out of		December 31,	December 31,
(In millions)	2009	earnings	(a)	income	settlements	Level 3	(b)	2009	2009	(c)

Investment securities
Debt
U.S. corporate	$1,640	$10		$135	$(195)	$64		$1,654	$–
State and municipal	247	–		(100)	(10)	36		173	–
Residential
mortgage-backed	118	–		(4)	(20)	(50)		44	–
Commercial
mortgage-backed	57	–		(6)	–	–		51	–
Asset-backed	1,580	2		231	68	(75)		1,806	–
Corporate - non-U.S.	472	(7)		35	90	186		776	–
Government
- non-U.S.	418	–		3	4	(274)		151	–
U.S. government and
federal agency	–	–		–	–	–		–	–
Retained interests	5,081	1,185	(d)	400	927	–		7,593	254
Equity
Available-for-sale	17	–		1	(1)	–		17	–
Trading	–	–		–	–	–		–	–
Derivatives(e)	401	93		(31)	(82)	(139)		242	80
Other	551	1		30	13	–		595	3
Total	$10,582	$1,284		$694	$794	$(252)		$13,102	$337

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Primarily comprised of interest accretion.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $10 million not reflected in the fair value hierarchy table.

(95)

Changes in Level 3 Instruments for the Year Ended December 31, 2008

				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	January 1,	included in		comprehensive	and	out of		December 31,	December 31,
(In millions)	2008	earnings	(a)	income	settlements	Level 3	(b)	2008	2008	(c)

Investment securities	$8,329	$750		$(1,241)	$777	$1,015		$9,630	$6
Derivatives(d)(e)	200	265		142	(193)	(13)		401	89
Other	689	(67)		(29)	(93)	51		551	(67)
Total	$9,218	$948		$(1,128)	$491	$1,053		$10,582	$28

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the “Statement of Earnings”.

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

Non-Recurring Fair Value Measurements

Non-recurring fair value amounts (as measured at the time of the adjustment) for assets still held at December 31, 2009 and 2008, totaled $513 million and $48 million, identified as Level 2, and $17,373 million and $3,100 million, identified as Level 3, respectively. The increase in Level 3 amounts related primarily to our retained investment in PTL ($5,751 million), financing receivables and loans held for sale ($5,420 million), long-lived assets ($5,044 million), primarily real estate held for investment, equipment leased to others and equipment held for sale, and cost and equity method investments ($1,006 million).

(96)

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2009 and 2008.

	Year ended December 31
(In millions)	2009	2008

Financing receivables and loans held for sale	$(1,694)	$(583)
Cost and equity method investments(a)	(921)	(404)
Long-lived assets(b)	(1,004)	(227)
Retained investments in formerly consolidated subsidiaries(b)	237	–
Other(b)	(29)	(222)
Total	$(3,411)	$(1,436)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(238) million and $(45) million during 2009 and 2008, respectively.

(b)	ASC 820 was adopted for non-financial assets valued on a non-recurring basis as of January 1, 2009.

NOTE 15. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Statement of Financial Position. Consistent with ASC 825, Financial Instruments, the table excludes finance leases and non-financial assets and liabilities. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity.

		2009				2008
			Assets (liabilities)				Assets (liabilities)
		Notional	Carrying	Estimated		Notional	Carrying	Estimated
December 31 (In millions)		amount	amount(net)	fair value		amount	amount(net)	fair value

Assets
Loans	$	(a)	$281,767	$267,927	$	(a)	$304,010	$291,465
Other commercial mortgages		(a)	120	120		(a)	374	374
Loans held for sale		(a)	1,303	1,343		(a)	3,640	3,670
Other financial instruments(b)		(a)	2,070	2,360		(a)	2,609	2,781
Liabilities
Borrowings and
bank deposits(c)(d)		(a)	(496,558)	(502,297)		(a)	(510,356)	(491,240)
Guaranteed investment contracts		(a)	(8,310)	(8,394)		(a)	(10,828)	(10,677)
Insurance - credit life(e)		1,574	(79)	(52)		1,052	(46)	(33)

(a)	These financial instruments do not have notional amounts.

(b)	Principally cost method investments.

(c)	See Note 8.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2009 and 2008 would have been reduced by $2,856 million and $3,776 million, respectively.

(e)	Net of reinsurance of $2,800 million and $3,100 million at December 31, 2009 and 2008, respectively.

A description of how we estimate fair values follows.

Loans

Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates we would charge to similar borrowers with similar maturities.

Borrowings and bank deposits

Valuation methodologies using current market interest rate data which are comparable to market quotes adjusted for our non-performance risk.

(97)

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

Insurance – credit life

Certain insurance affiliates, primarily in Consumer, issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of our overall risk management process, we cede to third parties a portion of this associated risk, but are not relieved of our primary obligation to policyholders.

Loan Commitments

	Notional amount
December 31 (In millions)	2009	2008

Ordinary course of business lending commitments(a)(b)	$6,676	$8,507
Unused revolving credit lines(c)
Commercial	31,803	26,300
Consumer - principally credit cards	231,880	252,867

(a)	Excluded investment commitments of $2,659 million and $3,501 million as of December 31, 2009 and 2008, respectively.

(b)
Included a $972 million and $1,067 million commitment as of December 31, 2009 and 2008, respectively, associated with a secured financing arrangement that can increase to a maximum of $4,998 million and $4,943 million based on the asset volume under the arrangement as of December 31, 2009 and 2008, respectively.

(c)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $13,889 million and $14,503 million as of December 31, 2009 and 2008, respectively.

Derivatives and Hedging

As a matter of policy, we use derivatives for risk management purposes, and we do not use derivatives for speculative purposes. A key risk management objective for our financial services businesses is to mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. If the form (fixed versus floating) and currency denomination of the debt we issue do not match the related assets, we typically execute derivatives to adjust the nature and tenor of funding to meet this objective. The determination of whether we enter into a derivative transaction or issue debt directly to achieve this objective depends on a number of factors, including customer needs for specific types of financing, and market related factors that affect the type of debt we can issue.

Of the outstanding notional amount of $314,000 million, approximately 93%, or $293,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases, providing certain derivatives and/or support arrangements to our customers, and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings currently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

(98)

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

December 31 (In millions)	2009
	Assets	Liabilities
Derivatives accounted for as hedges
Interest rate contracts	$4,421	$3,468
Currency exchange contracts	4,199	2,316
Other contracts	10	4
	8,630	5,788
Derivatives not accounted for as hedges
Interest rate contracts	584	702
Currency exchange contracts	1,319	462
Other contracts	329	105
	2,232	1,269
Netting adjustment(a)	(3,611)	(3,623)

Total	$7,251	$3,434

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2009 and 2008, the cumulative adjustment for non-performance risk was a gain of $12 million and $164 million, respectively.

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate borrowings. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. Through December 31, 2009, such adjustments increased the carrying amount of debt outstanding by $3,675 million. The following table provides information about the earnings effects of our fair value hedging relationships for the year ended December 31, 2009.

		Year ended
		December 31, 2009
(In millions)	Financial statement caption	Gain (loss)	Gain (loss)
		on hedging	on hedged
		derivatives	items

Interest rate contracts	Interest	$(5,194)	$4,998
Currency exchange contracts	Interest	(1,106)	1,093

Fair value hedges resulted in $(209) million of ineffectiveness of which $(225) million reflects amounts excluded from the assessment of effectiveness for the year ended December 31, 2009.

Cash flow hedges and net investment hedges in foreign operations

We use interest rate, currency exchange and commodity derivatives to reduce the variability of expected future cash flows associated with variable rate borrowings and commercial purchase and sale transactions, including commodities. For derivatives that are designated in a cash flow hedging relationship, the effective portion of the change in fair value of the derivative is reported as a component of AOCI and reclassified into earnings contemporaneously with the earnings effects of the hedged transaction. Earnings effects of the derivative and the hedged item are reported in the same caption in the Statement of Earnings. Hedge ineffectiveness and components of changes in fair value of the derivative that are excluded from the assessment of effectiveness are recognized in earnings each reporting period.

(99)

We use currency exchange derivatives to protect our net investments in global operations conducted in non-U.S. dollar currencies. For derivatives that are designated as hedges of net investment in a foreign operation, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded as a component of AOCI until such time as the foreign entity is substantially liquidated or sold. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, are excluded from the effectiveness assessment and are recorded currently in earnings.

The following table provides information about the amounts recorded in the other comprehensive income component within shareowner’s equity at December 31, 2009, as well as the amounts recorded in each caption in the Statement of Earnings when derivative amounts are reclassified out of other comprehensive income related to our cash flow hedges and net investment hedges.

(In millions)			Gain (loss)
			reclassified
	Gain (loss)		from
	recognized		AOCI into
Year ended December 31, 2009	in OCI	Financial statement caption	earnings

Cash flow hedges
Interest rate contracts	$(747)	Interest	$(2,051)
Currency exchange contracts	2,390	Interest	1,190
		Revenues from services	(119)
Commodity contracts	(25)	Revenues from services	–

Total	$1,618		$(980)

	Gain (loss)		Gain (loss)
	recognized		reclassified
	in CTA		from CTA

Net investment hedges
Currency exchange contracts	$(5,994)	Revenues from services	$(84)

Of the total pre-tax amount recorded in AOCI, $2,727 million related to cash flow hedges of forecasted transactions of which we expect to transfer $1,434 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In 2009, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2009, the maximum term of derivative instruments that hedge forecasted transactions was 26 years and related to hedges of anticipated interest payments associated with external debt.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivative that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts totaled $50 million, of which $(18) million represents amounts excluded from the assessment of effectiveness for the year ended December 31, 2009, and primarily appear in Revenues from services. Ineffectiveness from net investment hedges was $(899) million for the year ended December 31, 2009, which primarily related to changes in value of the forward points. These amounts appear in the “Interest” caption in the Statement of Earnings.

Free-Standing Derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are recorded in predefined captions in the Statement of Earnings, typically “Revenues from services”, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains for 2009 on derivatives not designated as hedges were $662 million and related to interest rate contracts of $195 million, currency exchange contracts of $353 million, and commodity derivatives and other of $114 million. The vast majority of the $662 million was offset by the earnings effects from the underlying items that were economically hedged.

(100)

Counterparty Credit Risk

Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions.  Accordingly, we actively monitor these exposures and take appropriate actions in response.  We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our standard master agreements) on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we offset our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. When net exposure to a counterparty, based on the current market values of agreements and collateral, exceeds credit exposure limits (see following table), we typically take action to reduce such exposures. These actions may include prohibiting additional transactions with the counterparty, requiring additional collateral from the counterparty (as described below) and terminating or restructuring transactions.

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At December 31, 2009, our exposure to counterparties, net of collateral we hold, was $813 million. The fair value of such collateral was $8,262 million, of which $2,387 million was cash and $5,875 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,855 million at December 31, 2009.

Following is our policy relating to initial credit rating requirements and to exposure limits to counterparties.

Counterparty Credit Criteria
Credit rating
	Moody's	S & P

Foreign exchange forwards (less than one year)	P-1	A-1
All derivatives between one and five years	Aa3(a)	AA-(a)
All derivatives greater than five years	Aaa(a)	AAA(a)

(a)	Counterparties that have an obligation to provide collateral to cover credit exposure in accordance with a credit support agreement typically have a minimum A3/A-rating.

Exposure Limits

(In millions)

Minimum rating		Exposure(a)
		With collateral	Without collateral
Moody's	S & P	arrangements	arrangements

Aaa	AAA	$100	$75
Aa3	AA-	50	50
A3	A-	5	–

(a)
For derivatives with exposures less than one year, counterparties are permitted to have unsecured exposure up to $150 million with a minimum rating of A-1/P-1. Exposure to a counterparty is determined net of collateral.

Additionally, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability of $3,434 million subject to these provisions, after consideration of collateral posted by us, was $1,003 million at December 31, 2009.

(101)

Support of Customer Derivatives

We do not sell protection under credit default swaps; however, as part of our risk management services, we provide certain support agreements to third-party financial institutions providing plain vanilla interest rate derivatives to our customers in connection with variable rate loans we have extended to them. The underwriting risk to our customers inherent in these arrangements, together with the related loans, is essentially similar to that of a fixed rate loan. Under these arrangements, the customer’s obligation to us is secured, usually by the asset being purchased or financed, or by other assets of the customer. In addition, these arrangements are underwritten to provide for collateral value that exceeds the combination of the loan amount and the initial expected future exposure of the derivative. These support arrangements mature on the same date as the related financing arrangements or transactions and are across a broad spectrum of diversified industries and companies. The fair value of such support agreements was $24 million at December 31, 2009. Because we are supporting the performance of the customer under these arrangements, our exposure to loss at any point in time is limited to the fair value of the customer’s derivative contracts that are in a liability position. The aggregate fair value of customer derivative contracts in a liability position at December 31, 2009, was $260 million before consideration of any offsetting effect of collateral. At December 31, 2009, collateral value was sufficient to cover the loan amount and the fair value of the customer’s derivative, in the event we had been called upon to perform under the derivative. If we assumed that, on January 1, 2010, interest rates moved unfavorably by 100 basis points across the yield curve (a “parallel shift” in that curve), the effect on the fair value of such contracts, without considering any potential offset of the underlying collateral, would have been an increase of $120 million. Given our underwriting criteria, we believe that the likelihood that we will be required to perform under these arrangements is remote.

NOTE 16. OFF-BALANCE SHEET ARRANGEMENTS

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as alternative funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party Variable Interest Entities (VIEs) to execute off-balance sheet securitization transactions funded in the commercial paper and term markets. The largest single category of VIEs that we are involved with are Qualifying Special Purpose Entities (QSPEs), which have specific characteristics that exclude them from the scope of consolidation standards. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit, unless noted below. We do not have implicit support arrangements with any VIE or QSPE. We did not provide non-contractual support for previously transferred financing receivables to any VIE or QSPE in 2009 or 2008.

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

In 2009, the FASB issued ASU 2009-16 and ASU 2009-17 amendments to ASC 860, Transfers and Servicing, and ASC 810, Consolidation, respectively, which are effective for us on January 1, 2010. ASU 2009-16 will eliminate the QSPE concept, and ASU 2009-17 will require that all such entities be evaluated for consolidation as VIEs, which will result in our consolidating substantially all of our former QSPEs.  Upon adoption we will record assets and liabilities of these entities at carrying amounts consistent as if they had always been consolidated, which will require the reversal of a portion of previously recognized securitization gains as a cumulative effect adjustment to retained earnings.

Consolidated Variable Interest Entities

On July 1, 2003 and January 1, 2004, we were required, as a result of amendments to U.S. GAAP, to consolidate certain VIEs with aggregate assets and liabilities of $54.0 billion and $52.6 billion, respectively, which are further described below. At December 31, 2009, assets and liabilities of those VIEs, and additional VIEs consolidated as a result of subsequent acquisitions of financial companies, totaled $15,136 million and $13,892 million, respectively (at December 31, 2008, assets and liabilities were $25,210 million and $20,165 million, respectively).

(102)

The consolidated VIEs included in our financial statements include the following:

•
Securitization entities that hold financing receivables and other financial assets. Since they were consolidated in 2003, these assets have continued to run off; totaled $2,608 million at December 31, 2009; and are primarily included in Note 4 ($4,000 million in 2008). There has been no significant difference between the performance of these financing receivables and our on-book receivables on a blended basis. The liabilities of these securitization entities, which consist primarily of commercial paper, totaled $2,494 million at December 31, 2009, and are included in Note 8 ($3,868 million in 2008). Contractually the cash flows from these financing receivables must first be used to pay down outstanding commercial paper and interest thereon as well as other expenses of the entity. Excess cash flows are available to GE. The creditors of these entities have no claim on the other assets of GE.

If the short-term credit rating of GE Capital or these entities were reduced below A–1/P–1, we would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we would be required to provide in the event of such a downgrade is determined by contract, and totaled $2,497 million at December 31, 2009. The borrowings of these entities are reflected in our Statement of Financial Position.

•
Trinity, a group of sponsored special purpose entities, holds investment securities, the majority of which are investment grade, funded by the issuance of guaranteed investment contracts. At December 31, 2009, these entities held $6,629 million of investment securities, included in Note 3, and $716 million of cash and other assets ($8,190 million and $1,001 million, respectively, at December 31, 2008). The associated guaranteed investment contract liabilities, included in Note 9, were $8,310 million and $10,828 million at the end of December 31, 2009 and 2008, respectively.

If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital would be required to provide approximately $2,383 million to such entities as of December 31, 2009 pursuant to letters of credit issued by GE Capital. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GE Capital could be required to provide such excess amount. As the borrowings of these entities are already reflected in our consolidated Statement of Financial Position, there would be no change in our debt if this were to occur. As of December 31, 2009, the value of these entities’ liabilities was $8,519 million and the fair value of their assets was $7,345 million (which included unrealized losses on investment securities of $1,448 million). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost and we have the ability to hold all such debt securities until maturity.

The remaining assets ($5,183 million) and liabilities ($2,879 million) of consolidated VIEs are primarily the result of transactions by acquired entities and asset-backed financing involving commercial real estate and equipment collateral. We have no recourse arrangements with these entities.

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

In the ordinary course of business, we make investments in entities in which we are not the primary beneficiary, but may hold a variable interest such as limited partner equity interests or mezzanine debt investment. These investments totaled $9,664 million at year-end 2009 and  are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables” for debt financing provided to these entities. At December 31, 2009, “Other assets” totaled $8,895 million ($2,919 million at December 31, 2008) and financing receivables, included in Note 4, totaled $769 million ($1,045 million at December 31, 2008). In addition to our existing investments, we have contractual obligations to fund additional investments in the unconsolidated VIEs of $1,387 million ($1,159 million at December 31, 2008). Together, these represent our maximum exposure to loss if the assets of the unconsolidated VIEs were to have no value

(103)

The largest unconsolidated VIE with which we are involved is PTL, which is a rental truck leasing joint venture. The total consolidated assets and liabilities of PTL at December 31, 2008, were $7,444 million and $1,339 million, respectively. In the first quarter of 2009, we sold a 1% limited partnership interest in PTL, a previously consolidated VIE, to Penske Truck Leasing Corporation, the general partner of PTL, whose majority shareowner is a member of GE’s Board of Directors. The disposition of the shares, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights, resulted in the deconsolidation of PTL. We recognized a pre-tax gain on the sale of $296 million, including a gain on the remeasurement of our retained investment of $189 million. The measurement of the fair value of our retained investment in PTL was based on a methodology that incorporated both discounted cash flow information and market data. In applying this methodology, we utilized different sources of information, including actual operating results, future business plans, economic projections and market observable pricing multiples of similar businesses. The resulting fair value reflected our position as a noncontrolling shareowner at the conclusion of the transaction. At December 31, 2009, our remaining investment in PTL of $5,751 million comprised a 49.9% partnership interest of $923 million and loans and advances of $4,828 million.

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

Financing receivables transferred to securitization entities that remained outstanding and our retained interests in those financing receivables at December 31, 2009 and 2008 follows.

(104)

			Commercial	Credit card		Other	Total
December 31 (In millions)	Equipment	(a)(b)	real estate	receivables	(b)	assets	assets

2009
Asset amount outstanding	$9,918		$7,381	$25,573		$1,590	$44,462
Included within the amount above are
retained interests of:
Financing receivables(c)	–		–	2,471		–	2,471
Investment securities	329		20	7,156		50	7,555

2008
Asset amount outstanding	$13,298		$7,970	$26,046		$2,782	$50,096
Included within the amount above are
retained interests of:
Financing receivables(c)	–		–	3,802		–	3,802
Investment securities	148		16	4,806		61	5,031

(a)	Included inventory floorplan receivables.

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

Retained Interests in Securitization Transactions

When we transfer financing receivables, we determine the fair value of retained interests received as part of the securitization transaction. Further information about how fair value is determined is presented in Note 14. Retained interests in securitized receivables that are classified as investment securities are reported at fair value in each reporting period. These assets decrease as cash is received on the underlying financing receivables. Retained interests classified as financing receivables are accounted for in a similar manner to our on-book financing receivables.

Key assumptions used in measuring the fair value of retained interests classified as investment securities and the sensitivity of the current fair value to changes in those assumptions related to all outstanding retained interests at December 31, 2009 and 2008 follow.

(105)

(Dollars In millions)	Equipment		Commercial		Credit card	Other
			real estate		receivables	assets

2009
Discount rate(a)		7.6%		27.8%	9.1%		3.5%
Effect of
10% adverse change		$(4)		$(1)	$(58)	$	−
20% adverse change		(7)		(2)	(115)		−

Prepayment rate(a)(b)		3.8%		0.8%	9.9%		57.9%
Effect of
10% adverse change	$	−	$	−	$(54)	$	−
20% adverse change		−		−	(101)		−

Estimate of credit losses(a)		0.7%		7.8%	15.0%		− %
Effect of
10% adverse change	$	−		$(2)	$(207)	$	−
20% adverse change		(1)		(4)	(413)		−

Remaining weighted average
asset lives (in months)		7		74	9		2
Net credit losses for the year	$	−		$15	$1,914	$	−
Delinquencies		−		24	1,663		−

2008
Discount rate(a)		16.7%		54.2%	15.1%		13.4%
Effect of
10% adverse change		$(6)		$(1)	$(53)	$	−
20% adverse change		(12)		(2)	(105)		(1)

Prepayment rate(a)(b)		10.0%		1.5%	9.6%		43.8%
Effect of
10% adverse change		$(1)	$	−	$(60)		$–
20% adverse change		(1)		−	(118)		(1)

Estimate of credit losses(a)		0.4%		4.9%	16.2%		0.1%
Effect of
10% adverse change		$(1)	$	−	$(223)		$–
20% adverse change		(3)		−	(440)		–

Remaining weighted average
asset lives (in months)		20		70	10		3
Net credit losses for the year		$4		$7	$1,512	$	−
Delinquencies		27		58	1,833		8

(a)	Based on weighted averages.

(b)	Represented a payment rate on credit card receivables, inventory financing receivables (included within equipment) and trade receivables (included within other assets).

(106)

Activity related to retained interests classified as investment securities in our consolidated financial statements follows.

(In millions)	2009	2008	2007

Cash flows on transfers
Proceeds from new transfers	$10,013	$6,655	$20,502
Proceeds from collections reinvested
in revolving period transfers	42,517	49,868	55,894
Cash flows on retained interests recorded
as investment securities	4,510	3,764	3,370

Effect on Revenues from services
Net gain on sale	$1,413	$963	$1759
Change in fair value of retained interests
recorded in earnings	291	(113)	(102)
Other-than-temporary impairments	(36)	(29)	(18)

Derivative Activities

In connection with some securitization transactions, the QSPEs use derivatives to manage interest rate risk between the assets they own and liabilities they issue. In such instances, at the inception of the transaction, the QSPE will enter into a derivative that generally requires the payment of a fixed rate of interest to a counterparty in exchange for a floating rate of interest in order to eliminate interest rate, and in certain instances, payment speed volatility. In some cases, a GE entity is the counterparty to a QSPE’s derivative; the fair value of these derivatives was a net asset of $136 million and $205 million at December 31, 2009 and 2008, respectively. In such cases, a second derivative is executed with a third party to minimize or eliminate the exposure created by the first derivative.

Servicing Activities

As part of a securitization transaction, we may provide servicing in exchange for a market-based fee that is determined on principal balances. Where the fee does not represent market-based compensation for these services, a servicing asset or liability is recorded, as appropriate. The fair value of the servicing asset or liability is subject to credit, prepayment and interest rate risk. Servicing assets and liabilities are amortized to earnings in proportion to and over the period of servicing activity. The amount of our servicing assets and liabilities was insignificant at December 31, 2009 and 2008. We received servicing fees from QSPEs of $608 million, $642 million and $566 million in 2009, 2008 and 2007, respectively.

Where we provide servicing we are contractually permitted to commingle cash collected from customers on financing receivables sold to investors with our own cash prior to payment to a QSPE provided our credit rating does not fall below levels specified in each of our securitization agreements. Based on our current rating we do not anticipate any restriction to commingling cash under these agreements. At December 31, 2009 and 2008, accounts payable included $4,138 million and $3,456 million, respectively, representing obligations to QSPEs for collections received in our capacity as servicer from obligors of the QSPEs.

Included in other receivables at December 31, 2009 and 2008, were $3,502 million and $2,346 million, respectively, relating to amounts owed by QSPEs to GECC, principally for the purchase of financial assets.

(107)

NOTE 17. COMMITMENTS AND GUARANTEES

Commitments

GECAS had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $12,603 million and secondary orders with airlines for used aircraft of approximately $2,165 million at December 31, 2009.

Guarantees

At December 31, 2009, we were committed under the following guarantee arrangements beyond those provided on behalf of QSPEs and VIEs. See Note 16.

•
Credit support. We have provided $6,902 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $38 million for December 31, 2009.

•
Indemnification agreements. These are agreements that require us to fund up to $101 million under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset at December 31, 2009. The liability for these indemnification agreements was $20 million at December 31, 2009. We had $1,493 million of other indemnification commitments arising primarily from sales of businesses or assets.

•
Contingent consideration. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2009, we had total maximum exposure for future estimated payments of $7 million, of which none was earned and payable.

In connection with the sale of GE Money Japan, we reduced the proceeds on the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale may be increased or decreased based on the actual claims experienced in accordance with terms specified in the agreement, and will not be adjusted unless total claims as calculated under the terms of the agreement exceed approximately $3,000 million. During the second quarter of 2009, we accrued $132 million, which represents the amount by which we expect claims to exceed those levels and is based on our historical and recent claims experience and the estimated future requests, taking into consideration the ability and likelihood of customers to make claims and other industry risk factors. Uncertainties around the status of laws and regulations and lack of certain information related to the individual customers make it difficult to develop a meaningful estimate of the aggregate possible claims exposure. We will continue to review our estimated exposure quarterly, and make adjustments when required.

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

At December 31, 2009 and 2008, the likelihood that we will be called upon to perform on these guarantees is remote.

(108)

NOTE 18. SUPPLEMENTAL CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the “Payments for principal businesses purchased” line in the Statement of Cash Flows is net of cash acquired and included debt assumed and immediately repaid in acquisitions.

Amounts reported in the “All other operating activities” line in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets and adjustments to assets. In 2009, we had non-cash transactions related to foreclosed properties and repossessed assets totaling $1,364 million.

Certain supplemental information related to our cash flows is shown below.

December 31 (In millions)	2009	2008	2007

All other operating activities
Net change in other assets	$(285)	$(1,588)	$(1,608)
Amortization of intangible assets	888	926	773
Realized losses (gains) on investment securities	251	632	(367)
Cash collateral on derivative contracts	(6,858)	7,769	-
Change in other liabilities	(5,404)	(3,262)	3,365
Other	38	1,890	(2,414)
	$(11,370)	$6,367	$(251)

Net decrease (increase) in financing receivables
Increase in loans to customers	$(278,372)	$(408,965)	$(391,662)
Principal collections from customers - loans	285,138	358,448	304,402
Investment in equipment for financing leases	(9,511)	(21,690)	(26,536)
Principal collections from customers - financing leases	17,490	19,669	21,230
Net change in credit card receivables	(28,508)	(34,498)	(38,405)
Sales of financing receivables	57,282	67,163	86,399
	$43,519	$(19,873)	$(44,572)
All other investing activities
Purchases of securities by insurance activities	$(32)	$(1,346)	$(10,185)
Dispositions and maturities of securities by insurance activities	2,182	2,623	10,255
Other assets - investments	(225)	(92)	(10,284)
Change in other receivables	2,045	5,722	7,286
Other	(2,840)	1,226	899
	$1,130	$8,133	$(2,029)
Newly issued debt having maturities longer than 90 days
Short-term (91 to 365 days)	$5,801	$34,445	$1,226
Long-term (longer than one year)	75,592	81,364	90,459
Proceeds - nonrecourse, leveraged lease	48	113	24
	$81,441	$115,922	$91,709
Repayments and other reductions of debt having maturities
longer than 90 days
Short-term (91 to 365 days)	$(77,444)	$(65,985)	$(43,902)
Long-term (longer than one year)	(5,379)	(331)	(7,700)
Principal payments - nonrecourse, leveraged lease	(680)	(637)	(1,109)
	$(83,503)	$(66,953)	$(52,711)
All other financing activities
Proceeds from sales of investment contracts	$7,818	$11,397	$12,611
Redemption of investment contracts	(10,213)	(12,696)	(13,036)
Other	180	2	17
	$(2,215)	$(1,297)	$(408)

(109)

NOTE 19. OPERATING SEGMENTS

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

Effects of transactions between related companies are eliminated. As a wholly-owned subsidiary, GECC enters into various operating and financing arrangements with GE. These arrangements are on terms that are commercially reasonable but are related party transactions and therefore require the following disclosures. At December 31, 2009 and 2008, financing receivables included $6,175 million and $5,913 million, respectively, of receivables from GE customers. Other receivables included $3,901 million and $4,560 million, respectively, of receivables from GE. Property, plant and equipment included $1,037 million and $1,257 million, respectively, of property, plant and equipment leased to GE, net of accumulated depreciation. Borrowings included $2,327 million and $2,490 million, respectively, of amounts held by GE.

Effective January 1, 2010, General Electric Company (GE) expanded the GE Capital Finance segment to include all of the continuing operations of GECC and renamed it GE Capital. In addition, the Transportation Financial Services business, previously reported in GECAS, will be included in CLL and our Consumer business in Italy, previously reported in Consumer, will be included in CLL.

Results for 2009 and prior periods are reported on the basis under which we managed our business in 2009 and do not reflect the January 2010 reorganization described above.

Details of segment profit by operating segment can be found in the Summary of Operating Segments table on page 21 of this Report.

Revenues

	Total revenues			Intersegment revenues(a)			External revenues
(In millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007

CLL	$20,107	$26,067	$26,099	$30	$47	$74	$20,077	$26,020	$26,025
Consumer	19,268	25,311	25,054	8	32	–	19,260	25,279	25,054
Real Estate	3,996	6,660	6,950	2	1	5	3,994	6,659	6,945
Energy Financial
Services	2,115	3,696	2,400	–	–	–	2,115	3,696	2,400
GECAS	4,703	4,899	4,835	–	–	–	4,703	4,899	4,835
GECC corporate
items and
eliminations	484	1,361	1,661	(40)	(80)	(79)	524	1,441	1,740
Total	$50,673	$67,994	$66,999	$–	$–	$–	$50,673	$67,994	$66,999

(a)	Sales from one component to another generally are priced at equivalent commercial selling prices.

Revenues from customers located in the United States were $23,172 million, $30,672 million and $30,755 million in 2009, 2008 and 2007, respectively. Revenues from customers located outside the United States were $27,501 million, $37,322 million and $36,244 million in 2009, 2008 and 2007, respectively.

(110)

	Depreciation and amortization			Provision (benefit) for
	For the years ended December 31			income taxes
(In millions)	2009	2008	2007	2009	2008	2007

CLL	$5,950	$7,053	$6,073	$(666)	$(371)	$(96)
Consumer	397	550	483	(1,267)	(1,442)	518
Real Estate	919	930	709	(1,322)	(380)	250
Energy Financial Services	173	156	78	(177)	105	184
GECAS	1,721	1,522	1,489	(9)	100	61
GECC corporate items
and eliminations	29	19	20	(440)	(277)	(178)
Total	$9,189	$10,230	$8,852	$(3,881)	$(2,265)	$739

	Interest on Loans(a)			Interest expense(b)
(In millions)	2009	2008	2007	2009	2008	2007

CLL	$5,713	$7,219	$6,251	$6,496	$8,876	$8,230
Consumer	11,411	16,104	14,313	6,183	10,150	9,107
Real Estate	2,099	2,598	1,802	2,911	3,548	2,669
Energy Financial Services	238	340	246	743	764	694
GECAS	389	486	502	1,453	1,593	1,706
GECC corporate items
and eliminations	91	147	230	76	(72)	(126)
Total	$19,941	$26,894	$23,344	$17,862	$24,859	$22,280

(a)	Represents one component of Revenues from services, see Note 12.

(b)	Represents total interest expense, see Statement of Earnings.

				Property, plant and equipment
				additions(d)
	Assets(a)(b)(c)			For the years ended
	At December 31			December 31
(In millions)	2009	2008	2007	2009	2008	2007

CLL	$203,596	$226,161	$221,338	$2,965	$10,818	$12,781
Consumer	175,232	187,760	214,374	146	251	213
Real Estate	81,378	84,909	79,006	5	6	26
Energy Financial Services	22,540	22,025	18,653	191	944	1,273
GECAS	50,856	49,257	46,970	3,062	3,157	3,327
GECC corporate items
and eliminations	89,495	67,298	40,391	14	13	8
Total	$623,097	$637,410	$620,732	$6,383	$15,189	$17,628

(a)	Assets of discontinued operations are included in GECC corporate items and eliminations for all periods presented.

(b)
Total assets of the CLL, Consumer, Energy Financial Services and GECAS operating segments at December 31, 2009, include investment in and advances to associated companies of $8,117 million, $10,299 million, $6,806 million and $778 million, respectively. Investments in and advances to associated companies contributed approximately $56 million, $794 million, $173 million and $36 million, respectively, to segment pre-tax income for the year ended December 31, 2009.

(c)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets in 2009 and 2008 of $137,705 million and $141,902 million, respectively.  Assets were primarily financing receivables of $82,873 million in 2009 and $86,341 in 2008.  Total liabilities in 2009 and 2008 were $118,708 million and $119,631 million, respectively, consisted primarily of bank deposits of $69,573 million in 2009 and $65,822 million in 2008 and debt of $48,677 million in 2009 and $43,003 million in 2008. Revenues in 2009, 2008, and 2007 totaled $17,579 million, $12,596 million, $5,381 million respectively, and net earnings in 2009, 2008 and 2007 totaled $3,429 million, $2,642 million $1,298 million, respectively.

(d)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

(111)

Property, plant and equipment – net associated with operations based in the United States were $12,585 million, $18,625 million and $18,276 million at year-end 2009, 2008 and 2007, respectively. Property, plant and equipment – net associated with operations based outside the United States were $44,106 million, $45,418 million and $45,409 million at year-end 2009, 2008 and 2007, respectively.

NOTE 20. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2009	2008	2009	2008	2009	2008	2009	2008

Total revenues	$13,636	$17,123	$12,588	$18,149	$11,865	$17,624	$12,584	$15,098
Earnings (loss) from continuing
operations
before income taxes	(104)	2,598	(265)	2,859	(1,042)	1,786	(833)	(1,252)
Benefit (provision) for income
taxes	1,146	(81)	687	(46)	1,145	413	903	1,979
Earnings from continuing
operations	1,042	2,517	422	2,813	103	2,199	70	727
Loss from discontinued
operations, net of taxes	(3)	(46)	(194)	(336)	84	(169)	(11)	(153)
Net earnings	1,039	2,471	228	2,477	187	2,030	59	574
Less net earnings attributable to
noncontrolling interests	50	36	29	63	16	111	(37)	32
Net earnings attributable to GECC	$989	$2,435	$199	$2,414	$171	$1,919	$96	$542

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2009, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

(112)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not required by this form.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services by KPMG LLP, in 2009 and 2008 were:

(In millions)	2009	2008

Type of fees
Audit fees	$36.4	$34.9
Audit-related fees	4.6	10
Tax fees	6.0	4.8
Total	$47.0	$49.7

In the above table, in accordance with the SEC’s definitions and rules, “Audit fees” are fees we paid KPMG for professional services for the audit of our annual financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs; for the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects; and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements and internal control over financial reporting, including services in connection with assisting the company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations. “Audit-related fees” also include merger and acquisition due diligence and audit services and employee benefit plan audits. “Tax fees” are fees for tax compliance, tax advice and tax planning.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Management’s Annual Report on Internal Control over Financial Reporting
Statement of Earnings for each of the years in the three-year period ended December 31, 2009
Statement of Changes in Shareowner’s Equity for each of the years in the three-year period ended December 31, 2009
Statement of Financial Position at December 31, 2009 and 2008
Statement of Cash Flows for each of the years in the three-year period ended December 31, 2009
Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2009 (pages 25 through 167), Exhibit 12(a) (Computation of Ratio of Earnings to Fixed Charges) and Exhibit 12(b) (Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends) of General Electric Company.

(a) 2.	Financial Statement Schedules

	Schedule I	Condensed financial information of registrant.

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(113)

(a) 3.	Exhibit Index

The exhibits listed below, as part of Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K of the U.S. Securities and Exchange Commission.

	Exhibit Number	Description

2(a)
Agreement and Plan of Merger dated June 25, 2001, between GECC and GECS Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of GECC’s Current Report on Form 8-K dated as of July 3, 2001 (Commission file number 001-06461)).

3(i)
A complete copy of the Certificate of Incorporation of GECC filed with the Office of the Secretary of State, State of Delaware on April 1, 2008 (Incorporated by reference to Exhibit 3(i) of GECC Form 10-Q Report for the quarterly period ended March 31, 2008 (Commission file number 001-06461)).

3(ii)
A complete copy of the Amended and Restated By-Laws of GECC as last amended on February 21, 2008, and currently in effect (Incorporated by reference to Exhibit 3(ii) of GECC’s Form 10-Q Report for the quarterly period ended March 31, 2008 (Commission file number 001-06461)).

4(a)
Amended and Restated General Electric Capital Corporation (GECC) Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(b)
Third Amended and Restated Indenture dated as of February 27, 1997, between GECC and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(c)
First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479 (Commission file number 001-06461)).

4(d)
Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(f) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-40880 (Commission file number 001-06461)).

4(e)
Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-100527 (Commission file number 001-06461)).

4(f)
Fourth Supplemental Indenture dated as of August 24, 2007, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(g) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(g)
Fifth Supplemental Indenture dated as of December 2, 2008, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(h) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

	4(h)	Sixth Supplemental Indenture dated as of April 2, 2009, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997.*

4(i)
Eighth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and The Bank of New York, as fiscal and paying agent, dated as of May 12, 2006 (Incorporated by reference to Exhibit 4(q) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

(114)

4(j)
Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(r) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(k)
Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference to Exhibit 4(s) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(l)
Form of Global Medium-Term Note, Series G, Fixed Rate DTC Registered Note (Incorporated by reference to Exhibit 4(bb) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(m)
Form of Global Medium-Term Note, Series G, Floating Rate DTC Registered Note (Incorporated by reference to Exhibit 4(cc) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(n)	Form of GE Capital Fixed Rate InterNote (Incorporated by reference to Exhibit 4(pp) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(o)
Form of Euro Medium-Term Note and Debt Security – Permanent Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(i) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(p)
Form of Euro Medium-Term Note and Debt Security – Permanent Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(j) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(q)
Form of Euro Medium-Term Note and Debt Security – Temporary Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(k) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(r)
Form of Euro Medium-Term Note and Debt Security – Temporary Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(l) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(s)
Form of Euro Medium-Term Note and Debt Security – Definitive Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(m) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(t)
Form of Euro Medium-Term Note and Debt Security – Definitive Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(n) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(u)
Master Agreement, Temporary Liquidity Guarantee Program dated December 1, 2008 between GECC and Federal Deposit Insurance Corporation (Incorporated by reference to Exhibit 4(oo) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(v)
Letter from the Senior Vice President and Chief Financial Officer of General Electric Company to General Electric Capital Corporation (GECC) dated September 15, 2006, with respect to returning dividends, distributions or other payments to GECC in certain circumstances described in the Indenture for Subordinated Debentures dated September 1, 2006, between GECC and the Bank of New York, as successor trustee. (Incorporated by reference to Exhibit 4(c) to GECC’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, File No. 333-132807 (Commission file number 001-06461)).

4(w)
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

(115)

10(a)
Eligible Entity Designation Agreement dated as of November 12, 2008 by and among the Federal Deposit Insurance Corporation, GECC and General Electric Company (Incorporated by reference to Exhibit 99(b) of General Electric Company’s Annual Report on Form 10-K (Commission file number 001-00035)).

10(b)
Amended and Restated Income Maintenance Agreement, dated October 29, 2009, between General Electric Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 of GECC’s Form 10-Q Report for the quarterly period ended September 30, 2009 (Commission file number 001-06461)).

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

99(a)
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2009, (pages 25 through 167) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

* Filed electronically herewith.

(116)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant

General Electric Capital Corporation

Condensed Statement of Current and Retained Earnings

For the years ended December 31 (In millions)	2009	2008	2007

Revenues	$4,820	$5,753	$6,578

Expenses	9,179	10,833	11,793
Interest	3,419	5,344	3,166
Operating and administrative	1,672	642	323
Provision for losses on financing receivables	374	332	302
Depreciation and amortization	14,644	17,151	15,584
Total expenses

Loss before income taxes and equity in earnings of affiliates	(9,824)	(11,398)	(9,006)
Income tax benefit	4,339	4,446	3,385
Equity in earnings of affiliates	6,940	14,262	15,436

Net earnings	1,455	7,310	9,815
Dividends	–	(2,351)	(6,853)
Others(a)	(23)	–	–
Retained earnings at January 1(b)	45,497	40,513	37,551

Retained earnings at December 31	$46,929	$45,472	$40,513

(a)	Related to accretion of redeemable securities to their redemption value.

(b)
The 2009 opening balance was adjusted as of April 1, 2009, for the cumulative effect of changes in accounting principles of $25 million related to adopting amendments on impairment guidance in Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities. The cumulative effect of adopting ASC 825, Financial Instruments, at January 1, 2008, was insignificant. The 2007 opening balance change reflects cumulative effect of change in accounting principle of $(77) million related to adoption of amendments to ASC 740, Income Taxes.

See accompanying notes.

(117)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Corporation

Condensed Statement of Financial Position

At December 31 (In millions, except share amounts)	2009	2008

Assets
Cash and equivalents	$30,117	$9,406
Investment securities	6,994	3,324
Financing receivables - net	69,725	74,472
Investment in and advances to affiliates	273,318	293,530
Property, plant and equipment - net	1,560	2,503
Other assets	21,417	25,511
Total assets	$403,131	$408,746

Liabilities and equity
Borrowings	$314,823	$333,980
Other liabilities	12,375	11,142
Deferred income taxes	2,215	5,395
Total liabilities	329,413	350,517

Common stock, $14 par value (4,166,000 shares authorized at
December 31, 2009 and 2008 and 3,985,404 shares issued and	56	56
outstanding at December 31, 2009 and 2008)
Accumulated gains (losses) - net
Investment securities	(676)	(2,013)
Currency translation adjustments	1,228	(1,337)
Cash flow hedges	(1,816)	(3,253)
Benefit plans	(434)	(367)
Additional paid-in capital	28,431	19,671
Retained earnings	46,929	45,472
Total shareowner's equity	73,718	58,229
Total liabilities and equity	$403,131	$408,746

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated other comprehensive income,” and was $(1,698) million and $(6,970) million at December 31, 2009 and 2008, respectively.

See accompanying notes.

(118)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Corporation

Condensed Statement of Cash Flows

For the years ended December 31 (In millions)	2009	2008	2007

Cash used for operating activities	$(2,768)	$(2,656)	$(7,745)
Cash flows - investing activities
Increase in loans to customers	(96,837)	(120,812)	(124,551)
Principal collections from customers - loans	99,779	117,749	112,554
Investment in equipment for financing leases	(1,239)	(2,273)	(2,916)
Principal collections from customers - financing leases	1,814	5,155	4,193
Net change in credit card receivables	5	(648)	31
Additions to property, plant and equipment	(158)	(1,674)	(1,431)
Dispositions of property, plant and equipment	780	1,295	1,380
Payments for principal businesses purchased	(5,702)	(24,961)	(7,570)
Proceeds from principal business dispositions	9,088	4,654	1,699
Decrease (increase) in investment in and advances to affiliates	27,161	37,264	(10,099)
All other investing activities	(1,210)	(8,046)	1,809

Cash from (used for) investing activities	33,481	7,703	(24,901)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(25,520)	(14,782)	8,747
Newly issued debt
Short-term (91-365 days)	3,310	13,080	820
Long-term (longer than one year)	62,240	49,940	65,709
Non-recourse, leveraged lease		–	12
Repayments and other debt reductions:
Short-term (91-365 days)	(57,941)	(44,535)	(36,164)
Long-term (longer than one year)	(533)	(2,306)	(318)
Non-recourse, leveraged lease	(317)	(409)	(431)
Dividends paid to shareowner	–	(2,351)	(6,695)
Capital contributions from GECS	8,750	5,500	–
Other	9	2	17

Cash from (used for) financing activities	(10,002)	4,139	31,697

Increase (decrease) in cash and equivalents during year	20,711	9,186	(949)
Cash and equivalents at beginning of year	9,406	220	1,169
Cash and equivalents at end of year	$30,117	$9,406	$220

See accompanying notes.

(119)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Concluded)

General Electric Capital Corporation

Notes to Condensed Financial Statements

Financial statements presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Borrowings

Total long-term borrowings at December 31, 2009 and 2008, are shown below.

	2009
	Average
December 31 (Dollars in millions)	rate(a)	Maturities	2009	2008

Senior notes	3.23	2011-2055	$210,881	$200,079
Subordinated notes(b)	5.51	2012-2037	2,388	2,567
Subordinated debentures(c)	6.48	2066-2067	7,647	7,315
Other			4,693	4,584
			$225,609	$214,545

(a)	Based on year-end balances and year-end local currency interest rates, including the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)	Included $117 million and $450 million of subordinated notes guaranteed by GE at December 31, 2009 and 2008, respectively.

(c)	Subordinated debenture receive rating agency equity credit and were hedged at issuance to USD equivalent of $7,725 million.

At December 31, 2009, maturities of long-term borrowings during the next five years, including the current portion of long-term debt, are $49,908 million in 2010, $43,519 million in 2011, $68,308 million in 2012, $16,854 million in 2013 and $12,384 million in 2014.

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. We take positions in view of anticipated behavior of assets, including prepayment behavior. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives.

Interest expense on the Condensed Statement of Current and Retained Earnings is net of interest income on loans and advances to majority owned affiliates of $2,956 million, $4,350 million and $4,195 million for 2009, 2008 and 2007, respectively.

Income taxes

General Electric Company files a consolidated U.S. federal income tax return which includes General Electric Capital Corporation. Income tax benefit includes our effect on the consolidated return.

(120)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Electric Capital Corporation

February 19, 2010	By: /s/ Michael A. Neal
Michael A. Neal
Chief Executive Officer

(121)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ Michael A. Neal	Chief Executive Officer	February 19, 2010
	Michael A. Neal	(Principal Executive Officer)

	/s/ Jeffrey S. Bornstein	Chief Financial Officer	February 19, 2010
	Jeffrey S. Bornstein	(Principal Financial Officer)

	/s/ Jamie S. Miller	Senior Vice President and Controller	February 19, 2010
	Jamie S. Miller	(Principal Accounting Officer)

	JEFFREY S. BORNSTEIN*	Director
	WILLIAM H. CARY*	Director
	KATHRYN A. CASSIDY*	Director
	JAMES A. COLICA*	Director
	PAMELA DALEY*	Director
	RICHARD D’AVINO*	Director
	BRACKETT B. DENNISTON*	Director
	JEFFREY R. IMMELT*	Director
	MARK KRAKOWIAK*	Director
	JOHN KRENICKI, JR.*	Director
	J. KEITH MORGAN*	Director
	MICHAEL A. NEAL*	Director
	RONALD R. PRESSMAN*	Director
	JOHN G. RICE*	Director
	JOHN M. SAMUELS*	Director
	KEITH S. SHERIN*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Jamie S. Miller		February 19, 2010
Jamie S. Miller Attorney-in-fact

(122)