Form 10-Q
period 2010-09-30
GENERAL ELECTRIC CAPITAL CORP
filed 2010-11-03
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR
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

At October 30, 2010, 3,985,404 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document contains “forward-looking statements”– that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of conditions in the financial and credit markets on the availability and cost of our funding and on our ability to reduce our asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (Grey Zone); our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the level of demand and financial performance of the major industries we serve, including, without limitation, air transportation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Capital Corporation and consolidated affiliates

Condensed Statement of Current and Retained Earnings

(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
(In millions)	2010	2009	2010	2009

Revenues
Revenues from services (a)	$11,606	$11,897	$35,911	$38,011
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(36)	(265)	(283)	(447)
Less: Portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	6	160	127	261
Net other-than-temporary impairment on investment securities
recognized in earnings	(30)	(105)	(156)	(186)
Revenues from services (Note 9)	11,576	11,792	35,755	37,825
Sales of goods	40	213	489	691
Total revenues	11,616	12,005	36,244	38,516

Costs and expenses
Interest	3,782	4,135	11,574	13,723
Operating and administrative	3,509	3,673	10,822	11,070
Cost of goods sold	39	181	458	569
Investment contracts, insurance losses and insurance annuity benefits	36	47	109	165
Provision for losses on financing receivables	1,696	2,868	5,968	8,021
Depreciation and amortization	2,027	2,068	5,807	6,194
Total costs and expenses	11,089	12,972	34,738	39,742

Earnings (loss) from continuing operations before income taxes	527	(967)	1,506	(1,226)
Benefit for income taxes	367	1,116	815	2,898

Earnings from continuing operations	894	149	2,321	1,672
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(1,104)	84	(1,678)	(113)
Net earnings (loss)	(210)	233	643	1,559
Less net earnings attributable to noncontrolling interests	23	8	13	71
Net earnings (loss) attributable to GECC	(233)	225	630	1,488
Dividends	–	(37)	–	(84)
Retained earnings at beginning of period	46,502	46,645	45,639	45,429
Retained earnings at end of period	$46,269	$46,833	$46,269	$46,833

Amounts attributable to GECC
Earnings from continuing operations	$871	$141	$2,308	$1,601
Earnings (loss) from discontinued operations, net of taxes	(1,104)	84	(1,678)	(113)
Net earnings (loss) attributable to GECC	$(233)	$225	$630	$1,488

(a)	Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

(3)

General Electric Capital Corporation and consolidated affiliates

Condensed Statement of Financial Position

	September 30,	December 31,
(In millions)	2010	2009
	(Unaudited)
Assets
Cash and equivalents	$65,359	$63,696
Investment securities (Note 3)	18,506	27,509
Inventories	62	71
Financing receivables – net (Note 4)	331,343	336,926
Other receivables	12,787	17,876
Property, plant and equipment, less accumulated amortization of $26,062
and $26,307	53,670	56,695
Goodwill (Note 5)	27,828	28,961
Other intangible assets – net (Note 5)	2,268	3,018
Other assets	82,206	86,355
Assets of businesses held for sale (Note 2)	786	125
Assets of discontinued operations (Note 2)	1,283	1,470
Total assets(a)	$596,098	$622,702

Liabilities and equity
Short-term borrowings (Note 6)	$110,717	$128,329
Accounts payable	8,227	11,162
Non-recourse borrowings of consolidated securitization entities (Note 6)	30,497	3,883
Bank deposits (Note 6)	41,928	38,923
Long-term borrowings (Note 6)	298,210	326,321
Investment contracts, insurance liabilities and insurance annuity benefits	6,663	8,687
Other liabilities	20,711	22,736
Deferred income taxes	5,067	5,831
Liabilities of businesses held for sale (Note 2)	446	55
Liabilities of discontinued operations (Note 2)	2,014	853
Total liabilities(a)	524,480	546,780

Capital stock	56	56
Accumulated other comprehensive income – net(b)
Investment securities	(539)	(676)
Currency translation adjustments	(1,714)	1,228
Cash flow hedges	(1,618)	(1,816)
Benefit plans	(383)	(434)
Additional paid-in capital	28,421	28,431
Retained earnings	46,269	46,929
Total GECC shareowner's equity	70,492	73,718
Noncontrolling interests(c)	1,126	2,204
Total equity	71,618	75,922
Total liabilities and equity	$596,098	$622,702

(a)
Our consolidated assets at September 30, 2010 include total assets of $47,963 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $40,168 million and investment securities of $6,248 million. Our consolidated liabilities at September 30, 2010 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GECC. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $29,833 million. See Note 12.

(b)	The sum of accumulated other comprehensive income − net was $(4,254) million and $(1,698) million at September 30, 2010 and December 31, 2009, respectively.

(c)	Included accumulated other comprehensive income − net attributable to noncontrolling interests of $(147) million and $(191) million at September 30, 2010 and December 31, 2009, respectively.

See accompanying notes.

(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)

	Nine months ended September 30
(In millions)	2010	2009

Cash flows – operating activities
Net earnings	$643	$1,559
Less net earnings attributable to noncontrolling interests	13	71
Net earnings attributable to GECC	630	1,488
Loss from discontinued operations	1,678	113
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	5,807	6,194
Increase (decrease) in accounts payable	2,557	(690)
Provision for losses on financing receivables	5,968	8,021
All other operating activities	1,114	(12,781)
Cash from (used for) operating activities – continuing operations	17,754	2,345
Cash from (used for) operating activities – discontinued operations	(147)	(41)
Cash from (used for) operating activities	17,607	2,304

Cash flows – investing activities
Additions to property, plant and equipment	(3,138)	(4,227)
Dispositions of property, plant and equipment	3,083	3,972
Increase in loans to customers	(224,377)	(174,382)
Principal collections from customers – loans	245,476	200,184
Investment in equipment for financing leases	(6,913)	(6,152)
Principal collections from customers – financing leases	11,796	13,444
Net change in credit card receivables	561	3,859
Proceeds from principal business dispositions	905	8,818
Payments for principal businesses purchased	(561)	(5,637)
All other investing activities	8,541	(1,792)
Cash from (used for) investing activities – continuing operations	35,373	38,087
Cash from (used for) investing activities – discontinued operations	80	45
Cash from (used for) investing activities	35,453	38,132

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(3,246)	(25,488)
Net increase (decrease) in bank deposits	4,159	(6,072)
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	464	4,008
Long-term (longer than one year)	26,588	64,862
Non-recourse, leveraged lease	–	–
Repayments and other debt reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	(73,304)	(60,158)
Long-term (longer than one year)	(2,448)	(4,173)
Non-recourse, leveraged lease	(544)	(587)
Dividends paid to shareowner	–	–
Capital contribution and share issuance	–	8,750
All other financing activities	(2,096)	(1,514)
Cash from (used for) financing activities – continuing operations	(50,427)	(20,372)
Cash from (used for) financing activities – discontinued operations	–	–
Cash from (used for) financing activities	(50,427)	(20,372)

Effect of currency exchange rate changes on cash and equivalents	(1,037)	(231)

Increase (decrease) in cash and equivalents	1,596	19,833
Cash and equivalents at beginning of year	63,880	36,605
Cash and equivalents at September 30	65,476	56,438
Less cash and equivalents of discontinued operations at September 30	117	184
Cash and equivalents of continuing operations at September 30	$65,359	$56,254

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

Effective January 1, 2010, GE expanded the GE Capital Finance segment to include all of the continuing operations of GECC and renamed it GE Capital. In addition, the Transportation Financial Services business, previously reported in GECAS, is now included in CLL and our Consumer business in Italy, previously reported in Consumer, is now included in CLL. Details of total revenues and segment profit by operating segment can be found on page 40 of this report.

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

We have reclassified certain prior-period amounts to conform to the current-period presentation. Unless otherwise indicated, information in these notes to the condensed, consolidated financial statements relates to continuing operations.

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

Interim Period Presentation

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2009 consolidated financial statements. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In June 2010, we committed to sell our Consumer businesses in Indonesia and Argentina. In September 2010, we committed to sell our Consumer business in Brazil. Assets of $756 million and liabilities of $396 million were classified as held for sale at September 30, 2010.

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

Summarized financial information for discontinued operations is shown below:

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Total revenues	$(1)	$4	$(4)	$(4)

Earnings (loss) from discontinued operations, net of taxes
Loss from operations	$(4)	$(4)	$(12)	$(74)
Earnings (loss) on disposal	(1,100)	88	(1,666)	(39)
Total earnings (loss) from discontinued operations, net of taxes	$(1,104)	$84	$(1,678)	$(113)

(7)

Assets of discontinued operations were $1,283 million and $1,470 million at September 30, 2010 and December 31, 2009, respectively, and primarily comprised a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business. Liabilities of discontinued operations were $2,014 million and $853 million at September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, we recorded incremental reserves of $1,666 million for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan. During the first quarter of 2010, we also reduced tax reserves by $325 million related to resolution of an uncertain tax position in Japan, but were required to record an offsetting valuation allowance on our deferred tax asset in Japan.

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell our Japanese personal loan business, Lake, upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the third quarter of 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd. As a result, we recognized an after-tax loss of $908 million in 2007 and an incremental loss of $361 million in 2008. In connection with the sale, we reduced the proceeds on the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale were to be increased or decreased based on the actual claims experienced in accordance with loss-sharing terms specified in the sale agreement, with all claims in excess of 258 billion Japanese Yen (approximately $3,000 million) remaining our responsibility. The underlying portfolio to which this obligation relates is in runoff and interest rates were capped for all designated accounts by mid-2009. In the third quarter of 2010, we began making reimbursements under this arrangement.

We update our estimate of our share of expected excess interest refund claim losses quarterly. We recorded a reserve of $132 million in the second quarter of 2009 for our estimated share of incremental losses under the loss-sharing provisions of the agreement based on our experience at that time. In 2010, our overall claims experience has developed unfavorably. While the number of new claims continues to decline from 2009, the pace of the decline has been slower than expected and claims severity has increased. We believe that the level of excess interest refund claims has been impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. During the first six months of 2010, we accrued $566 million of incremental reserves for these claims.

While our average daily claims continued to decline through August 2010, we observed an increase in claims during September 2010 and higher call and claim volume in October 2010. Additionally, a large independent personal loan company in Japan filed for bankruptcy in September 2010. Based on these factors and additional analysis completed in the third quarter, we recorded an adjustment to our reserves of $1,100 million to bring the reserve to a better estimate of our probable loss. This adjustment primarily reflects revisions in our assumptions and calculations of the number of estimated probable future incoming claims, increases in claims severity assumptions, reflecting recent trends in amounts paid per claim, and higher estimates of loss for claims in process of settlement. As of September 30, 2010, our reserve for reimbursement of claims in excess of the statutory interest rate was $1,667 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests.  Our estimated liability for excess interest refund claims at September 30, 2010 assumes the pace of incoming claims will decelerate (but at a lower rate than we had previously assumed), average exposure per claim remains consistent with recent experience, and we see the impact of our loss mitigation efforts. Estimating the pace of decline in incoming claims can have a significant effect on the total amount of our liability. For example, our estimate assumes incoming average daily claims will decline at a long-term average of four percent monthly. Holding all other assumptions constant, if claims declined at a rate of one percent higher or lower than assumed, our liability estimate would change by approximately $250 million.

Based on what we know today, we believe that our reserve for excess interest refund claims represents a better estimate of our probable loss.  Uncertainties around the impact of laws and regulations, challenging economic conditions, the runoff status of the underlying book of business and the effects of our mitigation efforts make it difficult to develop a meaningful estimate of the aggregate possible claims exposure. Recent trends, including the effect of governmental actions, market activity regarding other personal loan companies and consumer activity, may continue to have an adverse effect on claims development.

(8)

GE Money Japan revenues from discontinued operations were an insignificant amount in both the third quarter of 2010 and 2009 and both the nine months ended September 30, 2010 and 2009, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $1,101 million and $10 million in the third quarters of 2010 and 2009, respectively, and $1,672 million and $142 million for the nine months ended September 30, 2010 and 2009, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC substantially discontinued all new loan originations by the second quarter of 2007, and is not a servicer of any loans. In connection with our sale transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representation and warranties were not met. All claims received for early payment default have either been resolved or are no longer being pursued.

Pending claims for unmet representations and warranties have declined from approximately $800 million at December 31, 2009 to approximately $250 million at September 30, 2010. Reserves related to unmet contractual representations and warranties were $101 million at September 30, 2010, and $205 million at December 31, 2009. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans we originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations.

Through September 30, 2010, WMC has not experienced a significant change in the trends related to repurchase requests and WMC’s current reserve represents our best estimate of losses with respect to WMC’s repurchase obligation. Actual losses could exceed the reserve amount if actual claim rates, valid tenders or losses WMC incurs on repurchased loans are higher than historically observed.

WMC revenues from discontinued operations were $(1) million and $4 million in the third quarters of 2010 and 2009, respectively, and $(4) million and $(5) million for the nine months ended September 30, 2010 and 2009, respectively. In total, WMC’s earnings (loss) from discontinued operations, net of taxes, were $(2) million and $3 million in the third quarters of 2010 and 2009, respectively, and $(5) million and $(8) million for the nine months ended September 30, 2010 and 2009, respectively.

3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment-grade debt securities supporting obligations to holders of guaranteed investment contracts (GICs) in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our global banks. We do not have any securities classified as held to maturity.

(9)

	At
	September 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$4,287	$82	$(67)	$4,302	$5,215	$83	$(236)	$5,062
State and municipal	865	11	(162)	714	887	3	(216)	674
Residential mortgage-backed(a)	2,311	22	(417)	1,916	2,999	21	(722)	2,298
Commercial mortgage-backed	1,512	27	(131)	1,408	1,599	5	(302)	1,302
Asset-backed	2,807	53	(230)	2,630	2,468	29	(298)	2,199
Corporate – non-U.S.	1,657	33	(72)	1,618	994	18	(26)	986
Government – non-U.S.	2,000	16	(48)	1,968	2,461	15	(25)	2,451
U.S. government and
federal agency	2,343	5	–	2,348	1,865	-	-	1,865
Retained interests(b)	56	10	(25)	41	8,479	392	(40)	8,831
Equity
Available-for-sale	958	171	(26)	1,103	897	227	(3)	1,121
Trading	458	–	–	458	720	-	-	720
Total	$19,254	$430	$(1,178)	$18,506	$28,584	$793	$(1,868)	$27,509

(a)
Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at September 30, 2010, $999 million relates to securities issued by government sponsored entities and $917 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of individual financial institutions.

(b)	Included $1,918 million of retained interests at December 31, 2009 accounted for at fair value in accordance with ASC 815, Derivatives and Hedging. See Note 12.

The fair value of investment securities decreased to $18,506 million at September 30, 2010, from $27,509 million at December 31, 2009, primarily driven by a decrease in retained interests as a result of our adoption of ASU 2009 -16 & 17 and maturities, partially offset by improved market conditions.

(10)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross	(a)		Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses		fair value	losses	(a)

September 30, 2010
Debt
U.S. corporate	$26	$(1)		$894	$(66)
State and municipal	100	(7)		394	(155)
Residential mortgage-backed	30	(2)		1,119	(415)
Commercial mortgage-backed	24	(1)		668	(130)
Asset-backed	71	(16)		931	(214)
Corporate – non-U.S.	281	(28)		632	(44)
Government – non-U.S.	663	(3)		135	(45)
U.S. government and federal agency	–	–		–	–
Retained interests	–	–		14	(25)
Equity	162	(25)		5	(1)
Total	$1,357	$(83)		$4,792	$(1,095)

December 31, 2009
Debt
U.S. corporate	$611	$(20)		$1,365	$(216)
State and municipal	237	(120)		421	(96)
Residential mortgage-backed	74	(4)		1,561	(718)
Commercial mortgage-backed	–	–		1,015	(302)
Asset-backed	68	(7)		1,312	(291)
Corporate – non-U.S.	310	(14)		346	(12)
Government – non-U.S.	370	(3)		195	(22)
U.S. government and federal agency	–	–		–	–
Retained interests	208	(16)		27	(24)
Equity	23	(1)		8	(2)
Total	$1,901	$(185)		$6,250	$(1,683)

(a)
At September 30, 2010, other-than-temporary impairments previously recognized through other comprehensive income (OCI) on securities still held amounted to ($373) million, of which ($288) million related to RMBS. Gross unrealized losses related to those securities at September 30, 2010 amounted to $(258) million, of which $(181) million related to RMBS.

We adopted amendments to ASC 320 and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009 of $58 million.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the nine months ended September 30, 2010 have not changed from those described in our 2009 consolidated financial statements. See Note 3 in our 2009 consolidated financial statements for additional information regarding these methodologies and inputs.

During the third quarter of 2010, we recorded pre-tax, other-than-temporary impairments of $36 million, of which $30 million was recorded through earnings ($23 million relates to equity securities) and $6 million was recorded in accumulated other comprehensive income (AOCI). At July 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $249 million. During the third quarter, we recognized first time impairments of $2 million which included $1 million related to securities that were subsequently sold.

(11)

During the nine months ended September 30, 2010, we recorded pre-tax, other-than-temporary impairments of $283 million, of which $156 million was recorded through earnings ($24 million relates to equity securities) and $127 million was recorded in AOCI. At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $140 million. During the nine months ended September 30, 2010, we recognized first time impairments of $92 million and incremental charges on previously impaired securities of $34 million. These amounts included $15 million related to securities that were subsequently sold.

During the third quarter of 2009, we recorded pre-tax, other-than-temporary impairments of $265 million, of which $105 million was recorded through earnings ($18 million relates to equity securities), and $160 million was recorded in AOCI. At July 1, 2009 cumulative impairments recognized in earnings associated with debt securities still held were $291 million. During the third quarter, we recognized first time impairments of $29 million and incremental charges on previously impaired securities of $55 million. Previous credit impairments related to securities sold were $82 million.

During the nine months ended September 30, 2009, we recognized impairments of $609 million, of which $33 million was reclassified to retained earnings at April 1, 2009, as a result of the amendments to ASC 320, Investments – Debt and Equity Securities. Subsequent to April 1, 2009, first time and incremental credit impairments were $53 million and $96 million, respectively. Previous credit impairments related to securities sold were $82 million.

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due in
2010	$3,860	$3,870
2011-2014	4,594	4,630
2015-2019	1,844	1,732
2020 and later	854	718

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Gains	$30	$37	$143	$64
Losses, including impairments	(32)	(127)	(161)	(372)
Net	$(2)	$(90)	$(18)	$(308)

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

Proceeds from investment securities sales and early redemptions by the issuer totaled $4,644 million and $3,393 million in the third quarters of 2010 and 2009, respectively, and $11,847 million and $6,671 million for the nine months ended September 30, 2010 and 2009, respectively, principally from the sales of short-term securities in our bank subsidiaries.

We recognized net pre-tax gains on trading securities of $33 million and $29 million in the third quarters of 2010 and 2009, respectively, and $52 million and $273 million for the nine months ended September 30, 2010 and 2009, respectively.

(12)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

Financing receivables - net, consisted of the following.

	At
	September 30,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

Loans, net of deferred income	$293,133	$331,710	$290,586
Investment in financing leases, net of deferred income	47,357	55,209	54,445
	340,490	386,919	345,031
Less allowance for losses	(9,147)	(9,805)	(8,105)
Financing receivables – net(b)	$331,343	$377,114	$336,926

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)
Financing receivables at September 30, 2010 and December 31, 2009 included $1,631 million and $2,704 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

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

	At
	September 30,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

CLL(b)
Americas	$89,769	$99,666	$87,496
Europe	36,969	43,403	41,455
Asia	12,192	13,159	13,202
Other	2,651	2,836	2,836
	141,581	159,064	144,989
Consumer(b)
Non-U.S. residential mortgages	49,239	58,345	58,345
Non-U.S. installment and revolving credit	22,729	24,976	24,976
U.S. installment and revolving credit	42,782	47,171	23,190
Non-U.S. auto	10,038	13,344	13,344
Other	10,035	11,688	11,688
	134,823	155,524	131,543

Real Estate	42,481	48,673	44,841

Energy Financial Services	7,291	7,790	7,790

GECAS(b)	12,227	13,254	13,254

Other(c)	2,087	2,614	2,614
	340,490	386,919	345,031
Less allowance for losses	(9,147)	(9,805)	(8,105)
Total	$331,343	$377,114	$336,926

(a)	Reflects the effects of our adoption of ASU 2009-16 &17 on January 1, 2010.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(c)	Primarily consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

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

Further information pertaining to loans classified as impaired and specific reserves is included in the tables below.

	At
	September 30,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

Loans requiring allowance for losses	$12,764	$9,541	$9,145
Loans expected to be fully recoverable	4,405	3,914	3,741
Total impaired loans	$17,169	$13,455	$12,886

Allowance for losses (specific reserves)	$3,175	$2,376	$2,331
Average investment during the period	14,956	(c)	8,493
Interest income earned while impaired(b)	339	(c)	227

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Recognized principally on cash basis for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

(c)	Not applicable.

	At
	September 30, 2010		January 1, 2010(a)		December 31, 2009
	Impaired	Specific	Impaired	Specific	Impaired	Specific
(In millions)	Loans	Reserves	Loans	Reserves	Loans	Reserves

Commercial(b)	$5,662	$1,141	$5,084	$1,031	$4,985	$1,073
Consumer	2,418	516	1,747	307	1,383	241
Real Estate	9,089	1,518	6,624	1,038	6,518	1,017
Total	$17,169	$3,175	$13,455	$2,376	$12,886	$2,331

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Comprises CLL, GECAS and Energy Financial Services.

Impaired loans increased by $3,714 million from January 1, 2010, to September 30, 2010, primarily relating to increases at Real Estate. Impaired loans consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in Real Estate impaired loans reflects deterioration in commercial real estate values, particularly in U.S. and Japanese collateral. The increase in Real Estate specific reserves is consistent with the increase in impaired loans, as well as value declines since January 1, 2010. Of our $9,089 million impaired loans at Real Estate at September 30, 2010, $6,527 million are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

Our loss mitigation strategy intends to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR. Such loans are classified as impaired, and specific reserves are determined based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate, or collateral value as a practical expedient in accordance with the requirements of ASC 310-10-35. As of September 30, 2010, TDRs included in impaired loans were $7,829 million, primarily relating to Real Estate ($3,118 million), CLL ($2,463 million) and Consumer ($2,162 million). TDRs consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business ($364 million).

(14)

Allowance for Losses on Financing Receivables

	Balance	Adoption of		Balance	Provision							Balance
	December 31,	ASU 2009 -		January 1,	charged to			Gross				September 30,
(In millions)	2009	16 & 17	(a)	2010	operations	Other	(b)	write-offs	(d)	Recoveries	(d)	2010

CLL(c)
Americas	$1,179	$66		$1,245	$823	$(20)		$(787)		$95		$1,356
Europe	575	–		575	190	(47)		(348)		41		411
Asia	244	(10)		234	131	(10)		(118)		15		252
Other	11	–		11	(3)	–		–		–		8

Consumer(c)
Non-U.S. residential
mortgages	949	–		949	243	(57)		(281)		68		922
Non-U.S. installment
and revolving credit	1,181	–		1,181	874	(44)		(1,401)		433		1,043
U.S. installment and
revolving credit	1,698	1,602		3,300	2,405	(4)		(3,401)		372		2,672
Non-U.S. auto	308	–		308	78	(34)		(286)		142		208
Other	300	–		300	213	(24)		(298)		64		255

Real Estate	1,494	42		1,536	918	(2)		(597)		2		1,857

Energy Financial
Services	28	–		28	56	1		–		–		85

GECAS(c)	104	–		104	17	–		(96)		–		25

Other	34	–		34	23	(2)		(3)		1		53
Total	$8,105	$1,700		$9,805	$5,968	$(243)		$(7,616)		$1,233		$9,147

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Other primarily included the effects of currency exchange.

(c)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(d)
Net write-offs (write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as our revolving credit portfolios turn over more than once per year or, in all portfolios, can reflect losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year which may identify further deterioration on existing financing receivables.

(15)

	Balance	Provision				Balance
	January 1,	charged to		Gross		September 30,
(In millions)	2009	operations	Other(a)	write-offs	Recoveries	2009

CLL(b)
Americas	$843	$969	$(34)	$(746)	$66	$1,098
Europe	311	458	10	(299)	53	533
Asia	163	188	8	(136)	19	242
Other	4	4	3	(5)	–	6

Consumer(b)
Non-U.S. residential
mortgages	381	804	82	(423)	129	973
Non-U.S. installment
and revolving credit	1,049	1,335	40	(1,691)	375	1,108
U.S. installment and
revolving credit	1,700	2,631	(761)	(2,134)	132	1,568
Non-U.S. auto	203	346	45	(435)	137	296
Other	226	257	9	(273)	39	258

Real Estate	301	903	13	(190)	1	1,028

Energy Financial
Services	58	42	1	–	–	101

GECAS(b)	58	69	(1)	–	–	126

Other	28	15	–	(22)	2	23
Total	$5,325	$8,021	$(585)	$(6,354)	$953	$7,360

(a)	Other primarily included the effects of securitization activity and currency exchange.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

	At
	September 30,	December 31,
(In millions)	2010	2009

Goodwill	$27,828	$28,961

Other intangible assets
Intangible assets subject to amortization	$2,268	$3,018

(16)

Changes in goodwill balances follow.

				Dispositions,
	Balance			currency	Balance
	January 1,			exchange	September 30,
(In millions)	2010	(a)	Acquisitions	and other	2010

CLL(b)	$14,053		$21	$(347)	$13,727
Consumer(b)	11,443		–	(150)	11,293
Real Estate	1,189		–	(90)	1,099
Energy Financial Services	2,119		–	(557)	1,562
GECAS	157		–	(10)	147
Total	$28,961		$21	$(1,154)	$27,828

(a)	Reflected the transfer of previously owned assets by GECS on January 1, 2010, resulting in a related increase in goodwill of $141 million.

(b)	Reflected the transfer of the Consumer business in Italy during the first quarter of 2010 from Consumer to CLL, resulting in a related movement of beginning goodwill balance of $18 million.

Goodwill balances decreased $1,133 million during the nine months ended September 30, 2010, primarily as a result of the deconsolidation of Regency Energy Partners L.P. (Regency) at Energy Financial Services ($557 million) and the stronger U.S. dollar ($484 million). Our reporting units and related goodwill balances are CLL ($13,727 million), Consumer ($11,293 million), Real Estate ($1,099 million), Energy Financial Services ($1,562 million) and GECAS ($147 million) at September 30, 2010.

On May 26, 2010, we sold our general partnership interest in Regency, a midstream natural gas services provider, and retained a 21% limited partnership interest. This resulted in the deconsolidation of Regency and the remeasurement of our limited partnership interest to fair value. We recorded a pre-tax gain of $119 million, which is reported in Revenues from services.

We test goodwill for impairment annually and more frequently if circumstances warrant.  We determine fair values for each of the reporting units using an income approach.  When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results.  For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate.  We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business.  Actual results may differ from those assumed in our forecasts.  We derive our discount rates using the capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing.  We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts.  Discount rates used in our reporting unit valuations ranged from 12% to 14.5%.  Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses.

Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings.  Required rates of return, along with uncertainty inherent in the forecasts of future cash flows are reflected in the selection of the discount rate.  Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price.  A market approach allows for comparison to actual market transactions and multiples.  It can be somewhat more limited in its application because the population of potential comparables is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business.  It can also be difficult, under current market conditions, to identify orderly transactions between market participants in similar businesses.  We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

(17)

We performed our annual impairment test of goodwill for all of our reporting units in the third quarter using data as of July 1, 2010.  The impairment test consists of two steps:  in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill.  In performing the valuations, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions.  Based on the results of our step one testing, the fair values of the CLL, Consumer, Energy Financial Services and GECAS reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

Our Real Estate reporting unit had a goodwill balance of $1,099 million at September 30, 2010.  As the carrying amount exceeded the fair value of our Real Estate reporting unit by about $3 billion as of July 1, 2010, we performed step two of the goodwill impairment test. Based on the results of the step two analysis for Real Estate, the implied fair value of goodwill exceeded the carrying value of goodwill by about $3 billion, and accordingly, no goodwill impairment was required. The performance of the step one and two tests for evaluating our Real Estate goodwill is dependent upon several assumptions related to this business, including loss estimates for our portfolio, new origination volume and margins, anticipated stabilization of the commercial real estate market, discount rates and fair values of the business’ assets and liabilities.  Relatively minor changes to these assumptions could adversely affect the results of the impairment test.

Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results.  If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible Assets Subject to Amortization

	At
	September 30, 2010			December 31, 2009
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,472	$(679)	$793	$1,831	$(690)	$1,141
Patents, licenses and trademarks	661	(551)	110	630	(461)	169
Capitalized software	2,010	(1,492)	518	2,169	(1,558)	611
Lease valuations	1,660	(883)	777	1,754	(793)	961
All other	345	(275)	70	475	(339)	136
Total	$6,148	$(3,880)	$2,268	$6,859	$(3,841)	$3,018

Amortization related to intangible assets subject to amortization was $161 million and $298 million for the three months ended September 30, 2010 and 2009, respectively. Amortization related to intangible assets subject to amortization for the nine months ended September 30, 2010 and 2009, was $500 million and $708 million, respectively.

(18)

6. BORROWINGS AND BANK DEPOSITS

Borrowings are summarized in the following table.

	At
(In millions)	September 30,	December 31,
	2010	2009
Short-term borrowings
Commercial paper
U.S.	$25,940	$32,637
Non-U.S.	10,191	9,525
Current portion of long-term borrowings(a)(b)(c)	62,775	69,881
GE Interest Plus notes(d)	8,824	7,541
Other(c)	2,987	8,745
Total short-term borrowings	$110,717	$128,329

Long-term borrowings
Senior unsecured notes(a)(b)	$277,324	$305,535
Subordinated notes(e)	2,224	2,388
Subordinated debentures(f)	7,204	7,647
Other(c)(g)	11,458	10,751
Total long-term borrowings	$298,210	$326,321

Non-recourse borrowings of consolidated securitization entities(h)	$30,497	$3,883

Bank deposits(i)	$41,928	$38,923

Total borrowings and bank deposits	$481,352	$497,456

(a)
GECC had issued and outstanding $54,795 million and $59,336 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at September 30, 2010 and December 31, 2009, respectively. Of the above amounts $9,750 million and $5,841 million is included in current portion of long-term borrowings at September 30, 2010 and December 31, 2009, respectively.

(b)
Included in total long-term borrowings were $2,535 million and $3,138 million of obligations to holders of guaranteed investment contracts at September 30, 2010 and December 31, 2009, respectively. GECC could be required to repay up to approximately $2,500 million if its long-term credit rating were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1.

(c)
Included $10,983 million and $10,604 million of secured funding at September 30, 2010 and December 31, 2009, respectively, of which $3,972 million and $5,667 million is non-recourse to GECC at September 30, 2010 and December 31, 2009, respectively.

(d)	Entirely variable denomination floating rate demand notes.

(e)	Included $117 million of subordinated notes guaranteed by GE at both September 30, 2010 and December 31, 2009.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)
Included $1,839 million and $1,649 million of covered bonds at September 30, 2010 and December 31, 2009, respectively. If the short-term credit rating of GECC were reduced below A-1/P-1, GECC would be required to partially cash collateralize these bonds in an amount up to $767 million.

(h)
Included at September 30, 2010 was $1,935 million of commercial paper, $9,316 million of current portion of long-term borrowings and $19,246 million of long-term borrowings related to former QSPEs consolidated on January 1, 2010 upon our adoption of ASU 2009-16 & 17, previously consolidated liquidating securitization entities and other on-book securitization borrowings. Included at December 31, 2009, was $2,424 million of commercial paper, $378 million of current portion of long-term borrowings and $1,081 million of long-term borrowings issued by consolidated liquidating securitization entities. See Note 12.

(i)
Included $23,884 million and $21,252 million of deposits in non-U.S. banks at September 30, 2010 and December 31, 2009, respectively, and $11,787 million and $10,476 million of certificates of deposits distributed by brokers with maturities greater than one year at September 30, 2010 and December 31, 2009, respectively.

(19)

7. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
	September 30,	December 31,
(In millions)	2010	2009

Unrecognized tax benefits	$3,592	$3,820
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	1,559	1,792
Accrued interest on unrecognized tax benefits	794	713
Accrued penalties on unrecognized tax benefits	72	73
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-1,000	0-650
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-550	0-250

(a)	Some portion of such reduction may be reported as discontinued operations.

The IRS is currently auditing the GE consolidated income tax returns for 2003-2007, a substantial portion of which include our activities. We expect the 2003-2005 audit to be completed during the fourth quarter of 2010. In addition, certain other U.S. tax deficiency issues and refund claims for previous years remain unresolved. The conclusion of the 2003-2005 audit could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

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

(20)

8. SHAREOWNER’S EQUITY

A summary of increases (decreases) in GECC shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Net earnings attributable to GECC	$(233)	$225	$630	1,488
Investment securities – net	163	420	137	936
Currency translation adjustments – net	1,036	896	(2,942)	2,603
Cash flow hedges – net	(278)	(17)	198	1,299
Benefit plans – net	(14)	2	51	(7)
Total	$674	$1,526	$(1,926)	$6,319

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

Changes to noncontrolling interests are as follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Beginning balance	$1,098	$2,065	$2,204	2,383
Net earnings	23	8	13	71
Dividends	1	(6)	(7)	(12)
Dispositions (a)	–	–	(979)	(331)
AOCI and other (b)	4	62	(105)	18
Ending balance	$1,126	$2,129	$1,126	$2,129

(a)	Includes the effects of deconsolidating both Regency $(979) million during the second quarter of 2010 and Penske Truck Leasing Co., L.P. (PTL) $(331) million during the first quarter of 2009.

(b)	Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

During the first quarter of 2009, GE made a $9,500 million capital contribution to GECS, of which GECS subsequently contributed $8,250 million to us. In addition, we issued one share of common stock (par value $14) to GECS for $500 million.

(21)

9. REVENUES FROM SERVICES

Revenues from services are summarized in the following table.

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Interest on loans(a)	$5,347	$4,914	$16,644	$15,059
Equipment leased to others	2,799	2,902	8,329	9,314
Fees(a)	1,237	1,160	3,725	3,418
Investment income(a)(b)	210	410	479	1,364
Financing leases(a)	694	795	2,153	2,533
Net securitization gains(a)	–	449	–	1,169
Real estate investments	330	410	961	1,128
Associated companies(c)	491	277	1,548	751
Other items(d)(e)	468	475	1,916	3,089
Total	$11,576	$11,792	$35,755	$37,825

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

(b)
Included net other-than-temporary impairments on investment securities of $30 million and $105 million in the third quarters of 2010 and 2009, respectively, and $156 million and $186 million for the nine months ended September 30, 2010 and 2009, respectively. See Note 3.

(c)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at September 30, 2010 and December 31, 2009 of $176,963 million and $137,075 million, respectively. Assets were primarily financing receivables of $95,667 million and $82,873 million at September 30, 2010 and December 31, 2009, respectively. Total liabilities were $142,169 million and $118,708 million, consisted primarily of bank deposits of $75,004 million and $69,573 million at September 30, 2010 and December 31, 2009, respectively, and debt of $53,731 million and $48,677 million at September 30, 2010 and December 31, 2009, respectively. Revenues in the third quarters of 2010 and 2009 totaled $5,166 million and $4,667 million, respectively, and net earnings in the third quarters of 2010 and 2009 totaled $1,247 million and $661 million, respectively. Revenues for the nine months ended September 30, 2010 and 2009 totaled $14,882 million and $14,007 million, respectively, and net earnings for the nine months ended September 30, 2010 and 2009 totaled $3,279 million and $1,824 million, respectively.

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

10. FAIR VALUE MEASUREMENTS

For a description on how we estimate fair value, see Note 1 in our 2009 consolidated financial statements for information.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $6,248 million and $6,629 million at September 30, 2010 and December 31, 2009, respectively, primarily supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our global banks. Such securities are mainly investment-grade.

(22)

(In millions)							Netting
	Level 1	(a)	Level 2	(a)	Level 3	(b)	adjustment	(c)	Net balance
September 30, 2010
Assets
Investment securities
Debt
U.S. corporate	$681		$1,959		$1,662		$–		$4,302
State and municipal	–		533		181		–		714
Residential mortgage-backed	–		1,874		42		–		1,916
Commercial mortgage-backed	–		1,360		48		–		1,408
Asset-backed	–		656		1,974		–		2,630
Corporate - non-U.S.	164		583		871		–		1,618
Government - non-U.S.	1,096		723		149		–		1,968
U.S. government and federal agency	71		2,277		–		–		2,348
Retained interests(d)	–		–		41		–		41
Equity
Available-for-sale	541		546		16		–		1,103
Trading	458		–		–		–		458
Derivatives(e)	–		12,462		600		(4,866)		8,196
Other(f)	–		–		509		–		509
Total	$3,011		$22,973		$6,093		$(4,866)		$27,211

Liabilities
Derivatives	$–		$7,111		$236		$(4,878)		$2,469
Other	–		29		–		–		29
Total	$–		$7,140		$236		$(4,878)		$2,498

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

(a)
Included in Level 1 at September 30, 2010 was $76 million of available-for-sale equity transferred from Level 2 due to the expiration of sale restrictions on the security. Other transfers between Level 1 and Level 2 were insignificant.

(b)
Level 3 investment securities valued using non-binding broker quotes totaled $364 million and $620 million at September 30, 2010 and December 31, 2009, respectively, and were classified as available-for-sale securities.

(c)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(d)	Substantially all of our retained interests were consolidated in connection with our adoption of ASU 2009-16 & 17 on January 1, 2010.

(e)
The fair value of derivatives included an adjustment for non-performance risk. At both September 30, 2010 and December 31, 2009, the cumulative adjustment was a gain of $12 million. See Note 11 for additional information on the composition of our derivative portfolio.

(f)	Included private equity investments and loans designated under the fair value option.

(23)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowner’s equity.

Changes in Level 3 Instruments for the Three Months Ended September 30, 2010

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	July 1,	included in		comprehensive	and	out of		September 30,	September 30,
	2010	earnings	(a)	income	settlements	Level 3	(b)	2010	2010	(c)

Investment securities
Debt
U.S. corporate	$1,638	$12		$83	$(66)	$(5)		$1,662	$–
State and municipal	238	–		(48)	(9)	–		181	–
Residential
mortgage-backed	46	–		5	–	(9)		42	–
Commercial
mortgage-backed	48	–		–	–	–		48	–
Asset-backed	1,462	(1)		11	507	(5)		1,974	–
Corporate - non-U.S.	870	7		23	(12)	(17)		871	–
Government
- non-U.S.	143	–		5	1	–		149	–
U.S. government and
federal agency	–	–		–	–	–		–	–
Retained interests	41	1		1	(2)	–		41	–
Equity
Available-for-sale	15	–		1	–	–		16	–
Trading	–	–		–	–	–		–	–
Derivatives(d)(e)	224	51		12	(37)	148		398	47
Other	486	4		22	(3)	–		509	–
Total	$5,211	$74		$115	$379	$112		$5,891	$47

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $34 million not reflected in the fair value hierarchy table.

(e)	Gains included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(24)

Changes in Level 3 Instruments for the Three Months Ended September 30, 2009

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	July 1,	included in		comprehensive	and	out of		September 30,	September 30,
	2009	earnings	(a)	income	settlements	Level 3	(b)	2009	2009	(c)

Investment securities
Debt
U.S. corporate	$1,546	$(39)		$69	$(7)	$(2)		$1,567	$–
State and municipal	157	–		6	73	11		247	–
Residential
mortgage-backed	51	–		3	–	(9)		45	–
Commercial
mortgage-backed	50	–		4	–	(1)		53	–
Asset-backed	1,430	(5)		5	(28)	108		1,510	–
Corporate - non-U.S.	453	13		54	(4)	35		551	–
Government
- non-U.S.	142	–		10	14	–		166	–
U.S. government and
federal agency	–	–		–	–	–		–	–
Retained interests	7,525	276		73	544	–		8,418	75
Equity
Available-for-sale	18	–		–	(1)	1		18	–
Trading	–	–		–	–	–		–	–
Derivatives(d)(e)	380	(17)		26	(15)	(184)		190	(10)
Other	571	12		21	–	–		604	12
Total	$12,323	$240		$271	$576	$(41)		$13,369	$77

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Earnings from derivatives were more than offset by $12 million in losses from related derivatives included in Level 2.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $31 million not reflected in the fair value hierarchy table.

(25)

Changes in Level 3 Instruments for the Nine Months Ended September 30, 2010

(In millions)					Net realized/					Net change
					unrealized					in unrealized
					gains (losses)					gains (losses)
			Net realized/		included in					relating to
			unrealized		accumulated	Purchases,	Transfers			instruments
			gains(losses)		other	issuances	in and/or			still held at
	January 1,		included in		comprehensive	and	out of		September 30,	September 30,
	2010	(a)	earnings	(b)	income	settlements	Level 3	(c)	2010	2010	(d)

Investment securities
Debt
U.S. corporate	$1,656		$28		$128	$(144)	$(6)		$1,662	$–
State and municipal	173		–		21	(13)	–		181	–
Residential
mortgage-backed	44		–		8	–	(10)		42	–
Commercial
mortgage-backed	1,034		30		(3)	(1,013)	–		48	–
Asset-backed	1,475		5		26	570	(102)		1,974	–
Corporate - non-U.S.	993		2		(51)	160	(233)		871	–
Government -
non-U.S.	151		–		(18)	16	–		149	–
U.S. government and
federal agency	–		–		–	–	–		–	–
Retained interests	45		–		3	(7)	–		41	–
Equity
Available-for-sale	17		–		(1)	–	–		16	–
Trading	–		–		–	–	–		–	–
Derivatives(e)(f)	205		168		10	(84)	99		398	95
Other	549		4		(46)	2	–		509	3
Total	$6,342		$237		$77	$(513)	$(252)		$5,891	$98

(a)	Included $1,015 million in debt securities, a reduction in retained interests of $8,782 million and a reduction in derivatives of $37 million related to adoption of ASU 2009-16 & 17.

(b)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(c)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(d)	Represented the amount of unrealized gains or losses for the period included in earnings.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $34 million not reflected in the fair value hierarchy table.

(f)	Gains included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(26)

Changes in Level 3 Instruments for the Nine Months Ended September 30, 2009

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	January 1,	included in		comprehensive	and	out of		September 30,	September 30,
	2009	earnings	(a)	income	settlements	Level 3	(b)	2009	2009	(c)

Investment securities
Debt
U.S. corporate	$1,640	$(26)		$69	$(11)	$(105)		$1,567	$–
State and municipal	247	–		(101)	65	36		247	–
Residential
mortgage-backed	118	–		(6)	(20)	(47)		45	–
Commercial
mortgage-backed	57	–		(4)	–	–		53	–
Asset-backed	1,286	(8)		210	55	(33)		1,510	–
Corporate - non-U.S.	472	(3)		45	43	(6)		551	–
Government -
non-U.S.	418	–		6	17	(275)		166	–
U.S. government and
federal agency	–	–		–	–	–		–	–
Retained interests	6,356	924		244	894	–		8,418	167
Equity
Available-for-sale	17	–		2	(1)	–		18	–
Trading	–	–		–	–	–		–	–
Derivatives(d)(e)	401	60		(40)	(82)	(149)		190	(114)
Other	551	(7)		31	29	–		604	(10)
Total	$11,563	$940		$456	$989	$(579)		$13,369	$43

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

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

(27)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at September 30, 2010 and at December 31, 2009.

	Remeasured during		Remeasured during
	the nine months ended		the year ended
	September 30, 2010		December 31, 2009
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$90	$7,376	$78	$5,420
Cost and equity method investments(a)	–	631	–	1,006
Long-lived assets, including real estate	1,108	5,650	435	5,044
Retained investments in formerly
consolidated subsidiaries(b)	–	–	–	5,903
Total	$1,198	$13,657	$513	$17,373

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $124 million and $409 million at September 30, 2010 and December 31, 2009, respectively.

(b)	During the nine months ended September 30, 2010, we had a retained investment in Regency, a formerly consolidated subsidiary, in Level 1 that was remeasured to a fair value of $549 million.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at September 30, 2010 and September 30, 2009.

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Financing receivables and loans held for sale	$(512)	$(656)	$(1,522)	$(1,338)
Cost and equity method investments(a)	(44)	(219)	(117)	(674)
Long-lived assets, including real estate	(879)	(351)	(2,196)	(615)
Retained investments in formerly consolidated
subsidiaries	–	–	109	237
Total	$(1,435)	$(1,226)	$(3,726)	$(2,390)

(a)
Includes fair value adjustments associated with private equity and real estate funds of $(14) million and $(48) million in the third quarters of 2010 and 2009, respectively, and $(40) million and $(219) million for the nine months ended September 30, 2010 and 2009, respectively.

11. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Condensed Statement of Financial Position. Consistent with ASC 825, Financial Instruments, the table excludes financing leases and non-financial assets and liabilities. Apart from certain of our borrowings and certain marketable securities, few of the instruments identified below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 15 in our 2009 consolidated financial statements.

(28)

		At
		September 30, 2010				December 31, 2009
			Assets (liabilities)				Assets (liabilities)
		Notional	Carrying	Estimated		Notional	Carrying	Estimated
(In millions)		amount	amount (net)	fair value		amount	amount (net)	fair value

Assets
Loans(b)	$	(a)	$284,426	$279,725	$	(a)	$283,135	$269,283
Other commercial mortgages		(a)	88	88		(a)	120	120
Loans held for sale		(a)	189	189		(a)	1,303	1,343
Other financial instruments(c)		(a)	2,070	2,488		(a)	2,077	2,366
Liabilities
Borrowings and bank
deposits(b)(d)		(a)	(481,352)	(490,055)		(a)	(497,456)	(502,297)
Guaranteed investment contracts		(a)	(6,374)	(6,371)		(a)	(8,310)	(8,394)
Insurance - credit life(e)		1,697	(88)	(57)		1,574	(79)	(52)

(a)	These financial instruments do not have notional amounts.

(b)	Amounts at September 30, 2010 reflect our adoption of ASU 2009-16 & 17 on January 1, 2010. See Notes 4, 6 and 12.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2010 and December 31, 2009 would have been reduced by $6,617 million and $2,856 million, respectively.

(e)	Net of reinsurance of $2,500 million and $2,800 million at September 30, 2010 and December 31, 2009, respectively.

Loan Commitments

	Notional amount at
	September 30,	December 31,
(In millions)	2010	2009

Ordinary course of business lending commitments(a)(b)	$4,539	$6,676
Unused revolving credit lines(c)
Commercial	23,009	31,803
Consumer - principally credit cards	259,598	231,880

(a)	Excluded investment commitments of $2,297 million and $2,659 million at September 30, 2010 and December 31, 2009, respectively.

(b)
Included a $972 million commitment as of December 31, 2009 associated with a secured financing arrangement that could have increased to a maximum of $4,998 million based on the asset volume under the arrangement. This commitment was terminated during the third quarter of 2010.

(c)
Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,638 million and $13,889 million as of September 30, 2010 and December 31, 2009, respectively. Included commitments of $15,656 million and $17,643 million as of September 30, 2010 and December 31, 2009, respectively, associated with secured financing arrangements that could have increased to a maximum of $20,550 million and $23,992 million at September 30, 2010 and December 31, 2009, respectively, based on asset volume under the arrangement.

Derivatives and Hedging

As a matter of policy, we use derivatives for risk management purposes and we do not use derivatives for speculative purposes. A key risk management objective for our financial services businesses is to mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. If the form (fixed versus floating) and currency denomination of the debt we issue do not match the related assets, we typically execute derivatives to adjust the nature and tenor of funding to meet this objective. The determination of whether we enter into a derivative transaction or issue debt directly to achieve this objective depends on a number of factors, including customer needs for specific types of financing, and market related factors that affect the type of debt we can issue.

(29)

Of the outstanding notional amount of $289,000 million at September 30, 2010, approximately 96% or $278,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases, providing certain derivatives and/or support arrangements to our customers, and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. In certain cases, the hedged item is already recorded in earnings currently, such as when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. In such instances, hedge accounting is not necessary and the derivatives are classified as freestanding.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At September 30, 2010		At December 31, 2009
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$8,183	$2,187	$4,421	$3,468
Currency exchange contracts	2,466	3,958	4,199	2,316
Other contracts	–	–	10	4
	10,649	6,145	8,630	5,788
Derivatives not accounted for as hedges
Interest rate contracts	526	752	584	702
Currency exchange contracts	1,624	392	1,319	462
Other contracts	263	58	329	105
	2,413	1,202	2,232	1,269
Netting adjustment(a)	(4,866)	(4,878)	(3,611)	(3,623)

Total	$8,196	$2,469	$7,251	$3,434

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At both September 30, 2010 and December 31, 2009, the cumulative adjustment for non-performance risk was a gain of $12 million.

(30)

Fair value hedges

We use interest rate and currency exchange derivatives primarily to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. The following tables provide information about the earnings effects of our fair value hedging relationships for the three and nine months ended September 30, 2010 and 2009.

		Three months ended
		September 30, 2010		September 30, 2009
(In millions)	Financial statement caption	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
		on hedging	on hedged	on hedging	on hedged
		derivatives	items	derivatives	items

Interest rate contracts	Interest	$1,862	$(2,048)	$1,559	$(1,768)
Currency exchange contracts	Interest	57	(60)	(36)	53

Fair value hedges resulted in $(189) million and $(192) million of ineffectiveness for the three months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010, and 2009, there were insignificant amounts and $(153) million excluded from the assessment of effectiveness, respectively.

		Nine months ended
		September 30, 2010		September 30, 2009
(In millions)	Financial statement caption	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
		on hedging	on hedged	on hedging	on hedged
		derivatives	items	derivatives	items

Interest rate contracts	Interest	$5,673	$(6,178)	$(3,621)	$3,478
Currency exchange contracts	Interest	48	(59)	(1,094)	1,085

Fair value hedges resulted in $(516) million and $(152) million of ineffectiveness for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, and 2009, there were insignificant amounts and $(228) million excluded from the assessment of effectiveness, respectively.

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

The following tables provide information about the amounts recorded in AOCI for the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, as well as the amounts recorded in each caption in the Condensed Statement of Current and Retained Earnings when derivative amounts are reclassified out of AOCI related to our cash flow hedges and net investment hedges.

(31)

				Gain (loss) reclassified
	Gain (loss) recognized in AOCI			from AOCI into earnings
	for the three months ended			for the three months ended
	September 30,	September 30,		September 30,	September 30,
(In millions)	2010	2009	Financial statement caption	2010	2009

Cash flow hedges
Interest rate contracts	$(250)	$17	Interest	$(296)	$(446)

Currency exchange contracts	627	257	Interest	(34)	(219)
			Revenues from services	969	(102)
Commodity contracts	–	(33)

Total	$377	$241		$639	$(329)

	Gain (loss) recognized in CTA			Gain (loss) reclassified from CTA
	for the three months ended			for the three months ended
	September 30,	September 30,		September 30,	September 30,
(In millions)	2010	2009	Financial statement caption	2010	2009

Net investment hedges
Currency exchange contracts	$(3,184)	$(1,916)	Revenues from services	$(7)	$(2)

				Gain (loss) reclassified
	Gain (loss) recognized in AOCI			from AOCI into earnings
	for the nine months ended			for the nine months ended
	September 30,	September 30,		September 30,	September 30,
(In millions)	2010	2009	Financial statement caption	2010	2009

Cash flow hedges
Interest rate contracts	$(736)	$790	Interest	$(1070)	$(1,536)

Currency exchange contracts	(790)	2,379	Interest	(123)	1,215
			Revenues from services	(519)	(98)
Commodity contracts	5	(18)

Total	$(1,521)	$3,151		$(1,712)	$(419)

	Gain (loss) recognized in CTA			Gain (loss) reclassified from CTA
	for the nine months ended			for the nine months ended
	September 30,	September 30,		September 30,	September 30,
(In millions)	2010	2009	Financial statement caption	2010	2009

Net investment hedges
Currency exchange contracts	$(939)	$(5,075)	Revenues from services	$(16)	$(32)

Of the total pre-tax amount in AOCI at September 30, 2010, $2,542 million related to cash flow hedges of forecasted transactions of which we expect to transfer $1,091 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. For the nine months ended September 30, 2010 and 2009, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2010 and 2009, the maximum term of derivative instruments that hedge forecasted transactions was 25 years and 26 years, respectively, and related to hedges of anticipated interest payments associated with external debt.

(32)

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts primarily appear in "Revenues from services" and totaled $12 million and $9 million for the three months ended September 30, 2010 and 2009, respectively, of which $(3) million represents amounts excluded from the assessment of effectiveness for the three months ended September 30, 2009. These amounts totaled $(15) million and $11 million for the nine months ended September 30, 2010 and 2009, respectively, of which $(17) million represents amounts excluded from the assessment of effectiveness for the nine months ended September 30, 2009.

Amounts from net investment hedges related to the change in the fair value of the forward points were $(204) million and $(99) million for the three months ended September 30, 2010 and 2009, respectively, and $(616) million and $(656) million for the nine months ended September 30, 2010 and 2009, respectively.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in “Revenues from services,” based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the nine months ended September 30, 2010 on derivatives not designated as hedges were $(669) million comprised of amounts related to interest rate contracts of $182 million, currency exchange contracts of $(832) million, and other derivatives of $(19) million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains for the nine months ended September 30, 2009 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $403 million comprised of amounts related to interest rate contracts of $151 million, currency exchange contracts of $198 million, and other derivatives of $54 million.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At September 30, 2010, our exposure to counterparties, net of collateral we hold, was $820 million. The fair value of such collateral was $9,352 million, of which $2,745 million was cash and $6,607 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,044 million at September 30, 2010.

Additionally, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability of $2,469 million subject to these provisions, after consideration of collateral posted by us, was $1,108 million at September 30, 2010.

More information regarding our counterparty credit risk and master agreements can be found in Note 15 in our 2009 consolidated financial statements.

(33)

Support of customer derivatives

For information related to support of customer derivatives, see Note 15 in our 2009 consolidated financial statements. The fair value of support agreements was $24 million at both September 30, 2010 and December 31, 2009. Because we are supporting the performance of the customer under these arrangements, our exposure to loss at any point in time is limited to the fair value of the customer’s derivative contracts that are in a liability position. The aggregate fair value of customer derivative contracts in a liability position at September 30, 2010 and December 31, 2009, was $209 million and $260 million, respectively, before consideration of any offsetting effect of collateral. At September 30, 2010 and December 31, 2009, collateral value was sufficient to cover the loan amount and the fair value of the customer’s derivative, in the event we had been called upon to perform under the derivative. Given our underwriting criteria, we believe that the likelihood that we will be required to perform under these arrangements is remote.

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

(34)

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

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIE’s economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into four main groups, which are further described below:

•
Trinity is a group of sponsored special purpose entities that holds investment securities, the majority of which are investment grade, and are funded by the issuance of GICs. These entities were consolidated in 2003, and ceased issuing new investment contracts beginning in the first quarter of 2010.

If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC would be required to provide approximately $1,775 million to such entities as of September 30, 2010 pursuant to letters of credit issued by GECC. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GECC could be required to provide such excess amount. As the borrowings of these entities are already reflected in our consolidated Statement of Financial Position, there would be no change in our debt if this were to occur. As of September 30, 2010, the carrying value of the liabilities of these entities’ was $6,604 million and the fair value of their assets was $6,503 million (which included net unrealized losses on investment securities of $799 million). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost. We have the ability to hold all such debt securities until maturity.

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

If the short-term credit rating of GECC or these entities were reduced below A–1+/P–1, GECC would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we would be required to provide in the event of such a downgrade is determined by contract, and totaled $1,991 million at September 30, 2010. As the borrowings of these entities are reflected in our Statement of Financial Position, our total debt would not change as a result of such an event.

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

(35)

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

The table below summarizes the assets and liabilities of consolidated VIEs described above.

			Consolidated
			Liquidating
			Securitization		Securitization
(In millions)	Trinity	(a)	Entities	(a)	QSPEs	(b)(c)	Other	(c)	Total

September 30, 2010
Assets
Financing receivables, net	$–		$2,034		$34,370		$5,011		$41,415
Investment securities	6,248		–		–		–		6,248
Other assets(d)	255		25		505		2,056		2,841
Total	$6,503		$2,059		$34,875		$7,067		$50,504

Liabilities
Borrowings(d)	$–		$–		$224		$929		$1,153
Non-recourse borrowings of
consolidated securitization entities	–		1,935		26,253		1,645		29,833
Other liabilities(d)	6,604		83		160		1,182		8,029
Total	$6,604		$2,018		$26,637		$3,756		$39,015

December 31, 2009
Assets
Financing receivables, net	$–		$2,576		$–		$4,277		$6,853
Investment securities	6,629		–		–		35		6,664
Other assets(d)	716		32		–		871		1,619
Total	$7,345		$2,608		$–		$5,183		$15,136

Liabilities
Borrowings(d)	$–		$–		$–		$1,754		$1,754
Non-recourse borrowings of
consolidated securitization entities	–		2,424		–		684		3,108
Other liabilities(d)	8,519		80		–		441		9,040
Total	$8,519		$2,504		$–		$2,879		$13,902

(a)	Entities consolidated on July 1, 2003 or January 1, 2004 as a result of amendments to U.S. GAAP.

(b)	Entities consolidated on January 1, 2010 by the initial application of ASU 2009-16 & 17.

(c)
In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who funded the purchase of securitized or participated interests in assets. We have not entered into additional arrangements since that date. Liquidity and credit support was $945 million at September 30, 2010 and $2,088 million at December 31, 2009.

(d)	Other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

Revenues from services from our consolidated VIEs were $1,535 million and $5,112 million in the third quarter of 2010 and the nine months ended September 30, 2010, respectively. Related expenses consisted primarily of provisions for losses of $460 million and $1,207 million and interest of $176 million and $591 million in the third quarter of 2010 and the nine months ended September 30, 2010, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.

(36)

The collateral and outstanding debt in Securitization QSPEs at September 30, 2010 and December 31, 2009 is provided below.

	Credit card
(In millions)	receivables	Real estate	Equipment(a)	Other	Total

September 30, 2010
Asset amount outstanding	$21,010	$4,591	$8,194	$2,404	$36,199
Outstanding debt	12,943	4,415	6,392	2,727	26,477

December 31, 2009
Asset amount outstanding	$25,573	$7,381	$10,414	$3,528	$46,896
Outstanding debt	18,799	7,367	9,312	4,206	39,684

(a)	Included floorplan receivables.

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

Unconsolidated VIEs at September 30, 2010 include our non-controlling stake in PTL ($5,773 million); investments in real estate entities ($2,235 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($1,290 million). Substantially all of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The largest unconsolidated VIE with which we are involved is PTL, which is a truck rental and leasing joint venture. The total consolidated assets and liabilities of PTL at December 31, 2008 were $7,444 million and $1,339 million, respectively. As part of our strategy to reduce our investment in the equipment management market, we reduced our partnership interest in PTL from 79% at December 31, 2005 to 50.9% at December 31, 2008 through a series of dispositions to Penske Truck Leasing Corporation (PTLC), the general partner of PTL, and an entity affiliated with PTLC. In addition, in the first quarter of 2009, we sold a 1% partnership interest in PTL, a previously consolidated VIE, to PTLC. The disposition of this partnership interest, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights, resulted in the deconsolidation of PTL. We recognized a pre-tax gain on the sale of $296 million, including a gain on the remeasurement of our retained investment of $189 million. The transaction price was determined on an arm’s-length basis and GE obtained a fairness opinion from a third-party financial advisor because of the related party nature of the transaction. The measurement of the fair value of our retained investment in PTL was based on a methodology that incorporated both discounted cash flow information and market data. In applying this methodology, we utilized different sources of information, including actual operating results, future business plans, economic projections and market observable pricing multiples of similar businesses. The resulting fair value of our retained interest reflected our position as a noncontrolling shareowner at the conclusion of the transaction. At September 30, 2010, our remaining investment in PTL of $5,773 million comprised a 49.9% partnership interest of $916 million and loans and advances of $4,857 million. GECC continues to provide loans under long-term revolving credit and letter of credit facilities to PTL.

(37)

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at September 30, 2010 and December 31, 2009 follow.

	At
	September 30,	December 31,
(In millions)	2010	2009

Other assets and investment securities	$9,870	$8,569
Financing receivables - net	2,143	769
Total investment	12,013	9,338
Contractual obligations to fund new investments	2,183	1,387
Maximum exposure to loss	$14,196	$10,725

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

Overview

Revenues for the third quarter of 2010 were $11.6 billion, a $0.4 billion (3%) decrease from the third quarter of 2009. Revenues for the third quarter of 2010 included an insignificant amount from acquisitions and were reduced by $0.3 billion as a result of dispositions. Revenues for the quarter decreased compared with the third quarter of 2009 as a result of the stronger U.S. dollar, partially offset by organic revenue growth. Organic revenue excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $0.9 billion, up from $0.1 billion in the third quarter of 2009.

(38)

Revenues for the nine months ended September 30, 2010 were $36.2 billion, a $2.3 billion (6%) decrease from the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 and 2009 included $0.6 billion and $0.5 billion of revenue from acquisitions, respectively, and in 2010 were increased by $0.1 billion and in 2009 were reduced by $1.9 billion as a result of dispositions, including the effects of the 2010 deconsolidation of Regency Energy Partners L.P. (Regency) and the 2009 deconsolidation of Penske Truck Leasing Co., L.P. (PTL). The 2010 deconsolidation of Regency included a $0.1 billion gain on the sale of our general partnership interest in Regency and remeasurement of our retained investment (the Regency transaction). Revenues for the nine months ended September 30, 2010 also decreased $0.6 billion compared with the nine months ended September 30, 2009 as a result of organic revenue declines, partially offset by the weaker U.S. dollar. Organic revenue excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $2.3 billion, up 44% from $1.6 billion for the nine months ended September 30, 2009.

Overall, acquisitions contributed $0.7 billion to total revenues in the third quarter of 2009, excluding the effects of acquisition gains following an amendment to the Accounting Standards Codification (ASC) 810, Consolidation, effective January 1, 2009, which requires us to measure previously held equity investments upon acquisition of a controlling interest. Our earnings in the third quarter of 2009 included $0.1 billion from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.3 billion and $1.5 billion in the third quarters of 2010 and 2009, respectively. The effects of dispositions on earnings were insignificant amounts in both the third quarters of 2010 and 2009.

Acquisitions contributed $0.6 billion and $2.3 billion to total revenues in the nine months ended September 30, 2010 and 2009, respectively, excluding the effects of acquisition gains following our adoption of an amendment to ASC 810 on January 1, 2009. Our earnings for the nine months ended September 30, 2010 and 2009 included approximately $0.1 billion and $0.4 billion, respectively, from acquired businesses. Dispositions also affected our operations through lower revenues of $1.4 billion and $3.2 billion for the nine months ended September 30, 2010 and 2009, respectively. The effects of dispositions on earnings were an insignificant amount and an increase of $0.3 billion for the nine months ended September 30, 2010 and 2009, respectively.

The most significant acquisition affecting results for the nine months ended September 30, 2010 was BAC Credomatic GECF Inc. (BAC) at Consumer.

During the nine months ended September 30, 2010, GE Capital provided approximately $62 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $54 billion of credit to approximately 48 million U.S. consumers. GE Capital provided credit to approximately 21,000 new commercial customers and 30,000 new small businesses in the U.S. during the nine months ended September 30, 2010 and ended the period with outstanding credit to more than 318,000 commercial customers and 177,000 small businesses through retail programs in the U.S.

Our income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GECC funds the majority of its non-U.S. operations through foreign companies that are subject to low foreign taxes.

Overall, we expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to possible changes of U.S. or foreign law, including, as discussed in Note 10 in our 2009 consolidated financial statements, the possible expiration of the U.S. tax law provision deferring tax on active financial services income. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

(39)

The provision for income taxes was a benefit of $0.4 billion for the third quarter of 2010 (a negative effective tax rate of 69.6%), compared with $1.1 billion benefit for the third quarter of 2009 (a positive effective tax rate of 115.4%). The third quarter 2010 tax benefit when compared to the pre-tax income results in a negative rate for the quarter. The third quarter 2009 tax benefit when compared to the pre-tax loss in that quarter, results in a positive rate. The tax rate decreased from the positive rate in 2009 to the negative rate in 2010 primarily because of the change in pre-tax from a loss in 2009 to income in 2010. The increase in pre-tax income in higher tax jurisdictions is similarly the primary cause for the reduction of the tax benefits, which when coupled with reduced benefits from lower-taxed global operations, decreased the benefit to $0.4 billion for the third quarter of 2010 from $1.1 billion for the third quarter of 2009.

The provision for income taxes was a benefit of $0.8 billion for the nine months ended September 30, 2010 (a negative effective tax rate of 54.1%), compared with $2.9 billion benefit for the nine months ended September 30, 2009 (a positive effective tax rate of 236.4%). The tax benefit when compared to the pre-tax income results in a negative rate for the nine months ended September 30, 2010. The tax benefit when compared to the pre-tax loss in the nine months ended September 30, 2009, results in a positive rate. The tax rate decreased from the positive rate in 2009 to the negative rate in 2010 primarily because of the change from a loss in the nine months ended September 30, 2009 to income in the nine months ended September 30, 2010. The lower tax benefits in 2010 as compared to 2009 reflect the absence in 2010 of the 2009 decision (discussed below) to indefinitely reinvest outside the U.S. prior-year earnings and the increase in pre-tax income in higher tax jurisdictions. In addition the benefits from lower-taxed global operations were reduced in part from an increase in losses that could not be benefited including the $0.1 billion second quarter valuation allowance against the deferred tax asset related to the 2008 loss on the sale of GE Money Japan. Based on our estimate of pre-tax income and tax provision for the full year, the reported actual tax provision for the nine months ended September 30, 2010 is the most appropriate indication of our full year tax provision.

During the first quarter of 2009, following the change in our external credit ratings, funding actions taken and review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non-U.S. subsidiaries of GECS, on which we had previously provided deferred U.S. taxes, would now be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion, resulting in an income tax benefit of $0.7 billion in the first quarter of 2009.

During the third quarter of 2010, we recorded an adjustment of $1.1 billion to reflect our estimated share of expected excess interest refund claims losses related to the 2008 disposition of GE Money Japan. In total, GE Money Japan losses from discontinued operations, net of taxes, were $1.1 billion and an insignificant amount in the third quarters of 2010 and 2009, respectively, and $1.7 billion and $0.1 billion for the nine months ended September 30, 2010 and 2009, respectively. Additional information about the disposition of GE Money Japan is provided in Note 2 to the condensed, consolidated financial statements.

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

(40)

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes. Segment profit, which we sometimes refer to as “net earnings”, includes interest and income taxes.

We have reclassified certain prior-period amounts to conform to the current period presentation.

Summary of Operating Segments

	Three months ended September 30		Nine months ended September 30
	(Unaudited)		(Unaudited)
(In millions)	2010	2009	2010	2009
Revenues
CLL(a)	$4,551	$4,725	$13,651	$15,711
Consumer(a)	4,612	4,848	14,408	14,411
Real Estate	953	981	2,888	2,970
Energy Financial Services	291	483	1,677	1,617
GECAS(a)	1,321	1,125	3,819	3,391
Total segment revenues	11,728	12,162	36,443	38,100
GECC corporate items and eliminations	(112)	(157)	(199)	416
Total revenues in GECC	$11,616	$12,005	$36,244	$38,516

Segment profit
CLL(a)	$443	$130	$987	$611
Consumer(a)	826	443	2,154	1,432
Real Estate	(405)	(538)	(1,332)	(948)
Energy Financial Services	55	41	334	181
GECAS(a)	158	187	763	733
Total segment profit	1,077	263	2,906	2,009
GECC corporate items and eliminations	(206)	(122)	(598)	(408)
Earnings from continuing operations attributable to GECC	871	141	2,308	1,601
Earnings (loss) from discontinued operations, net of taxes,
attributable to GECC	(1,104)	84	(1,678)	(113)
Total net earnings (loss) attributable to GECC	$(233)	$225	$630	$1,488

(a)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

See accompanying notes.

(41)

CLL

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Revenues	$4,551	$4,725	$13,651	$15,711

Segment profit	$443	$130	$987	$611

		At
		September 30,	September 30,	December 31,
(In millions)		2010	2009	2009

Total assets		$203,634	$219,106	$210,742

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Revenues
Americas	$2,453	$2,485	$7,309	$7,466
Europe	971	1,178	3,102	3,763
Asia	545	484	1,604	1,574
Other	582	578	1,636	2,908

Segment profit
Americas	$329	$204	$847	$360
Europe	117	72	287	292
Asia	34	(18)	120	28
Other	(37)	(128)	(267)	(69)

			At
		September 30,	September 30,	December 31,
(In millions)		2010	2009	2009

Total assets
Americas		$116,441	$121,345	$115,628
Europe		49,081	55,693	54,651
Asia		18,232	20,356	19,451
Other		19,880	21,712	21,012

CLL revenues decreased 4% and net earnings were favorable compared with the third quarter of 2009. Revenues for the quarter decreased $0.2 billion compared with the third quarter of 2009 as a result of organic revenue declines ($0.1 billion). Net earnings increased in the third quarter of 2010, reflecting lower provisions for losses on financing receivables ($0.1 billion), lower marks and impairments ($0.1 billion) and core growth ($0.1 billion), including lower selling, general and administrative costs and higher gains.

CLL revenues decreased 13% and net earnings increased 62% compared with the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 and 2009 included $0.2 billion and $0.1 billion, respectively, from acquisitions, and in 2009 were reduced by $1.2 billion from dispositions, primarily related to the deconsolidation of PTL, which included $0.3 billion related to a gain on the sale of a partial interest in a limited partnership in PTL and remeasurement of our retained investment. Revenues for the nine months ended September 30, 2010 also decreased $0.9 billion compared with the nine months ended September 30, 2009 as a result of organic revenue declines ($1.2 billion), partially offset by the weaker U.S. dollar ($0.2 billion). Net earnings increased for the nine months ended September 30, 2010, reflecting lower provisions for losses on financing receivables ($0.4 billion), lower selling, general and administrative costs ($0.2 billion) and higher gains ($0.1 billion). These increases were partially offset by the absence of the gain on the PTL sale and remeasurement ($0.3 billion) and declines in lower-taxed earnings from global operations ($0.1 billion).

(42)

Consumer

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Revenues	$4,612	$4,848	$14,408	$14,411

Segment profit	$826	$443	$2,154	$1,432

		At
		September 30,	September 30,	December 31,
(In millions)		2010	2009	2009

Total assets		$166,520	$177,913	$174,019

Consumer revenues decreased 5% and net earnings increased 86% compared with the third quarter of 2009. Revenues for the third quarter of 2010 were reduced by $0.1 billion as a result of dispositions. Revenues for the third quarter also decreased $0.1 billion compared with the third quarter of 2009 as a result of organic revenue declines ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.4 billion), including lower provisions for losses on financing receivables primarily in the U.S., our global banks, and the U.K. ($0.5 billion).

Consumer revenues were flat and net earnings increased 50% compared with the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 and 2009 included $0.5 billion and $0.3 billion (including the BAC acquisition gain), respectively, from acquisitions and were reduced by $0.3 billion as a result of dispositions. Revenues for the nine months ended September 30, 2010 also increased $0.2 billion compared with the nine months ended September 30, 2009 as a result of the weaker U.S. dollar ($0.5 billion), partially offset by organic revenue declines ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.9 billion) and the weaker U.S dollar ($0.1 billion), partially offset by the absence of the BAC acquisition gain ($0.2 billion) and the effects of dispositions ($0.1 billion). Core growth included lower provisions for losses on financing receivables across most platforms ($1.3 billion) and lower selling, general and administrative costs ($0.2 billion), partially offset by the absence of the first quarter 2009 tax benefit ($0.5 billion) from the decision to indefinitely reinvest prior-year earnings outside the U.S.

(43)

Real Estate

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Revenues	$953	$981	$2,888	$2,970

Segment profit	$(405)	$(538)	$(1,332)	$(948)

		At
		September 30,	September 30,	December 31,
(In millions)		2010	2009	2009

Total assets		$75,227	$83,684	$81,505

Real Estate revenues decreased 3% and net earnings increased 25% compared with the third quarter of 2009. Revenues for the quarter decreased compared with the third quarter of 2009 as a result of organic revenue declines. Real Estate net earnings increased $0.1 billion compared with the third quarter of 2009, primarily from a decrease in provisions for losses on financing receivables and core increases ($0.3 billion), partially offset by higher impairments ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.3 billion in both the third quarters of 2010 and 2009.

Real Estate revenues decreased 3% and net earnings decreased 41% compared with the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 decreased $0.1 billion compared with the nine months ended September 30, 2009 as a result of organic revenue declines, partially offset by the weaker U.S. dollar and an increase in property sales. Real Estate net earnings decreased $0.4 billion compared with the nine months ended September 30, 2009, primarily from an increase in provisions for losses on financing receivables and impairments ($0.7 billion), partially offset by core increases ($0.3 billion). Depreciation expense on real estate equity investments totaled $0.8 billion and $0.9 billion for the nine months ended September 30, 2010 and 2009, respectively.

(44)

Energy Financial Services

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Revenues	$291	$483	$1,677	$1,617

Segment profit	$55	$41	$334	$181

		At
		September 30,	September 30,	December 31,
(In millions)		2010	2009	2009

Total assets		$19,847	$22,598	$22,616

Energy Financial Services revenues decreased 40% and net earnings increased 34% compared with the third quarter of 2009. Revenues for the quarter decreased compared with the third quarter of 2009, primarily as a result of the deconsolidation of Regency, partially offset by organic revenue growth ($0.1 billion), primarily increases in associated company revenues resulting from an asset sale by an investee, and higher gains. The increase in net earnings resulted primarily from core increases, primarily increases in associated company revenue resulting from an asset sale by an investee, and higher gains, partially offset by higher credit losses.

Energy Financial Services revenues increased 4% and net earnings increased 85% compared with the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 included a $0.1 billion gain related to the Regency transaction and in 2009 were reduced by $0.1 billion of gains from dispositions. Revenues for the nine months ended September 30, 2010 increased compared with the nine months ended September 30, 2009 as a result of organic revenue growth ($0.4 billion), primarily increases in associated company revenues resulting from an asset sale by an investee ($0.2 billion), partially offset by the deconsolidation of Regency. The increase in net earnings resulted primarily from core increases, primarily increases in associated company earnings resulting from an asset sale by an investee ($0.2 billion), and the gain related to the Regency transaction ($0.1 billion).

GECAS

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Revenues	$1,321	$1,125	$3,819	$3,391

Segment profit	$158	$187	$763	$733

		At
		September 30,	September 30,	December 31,
(In millions)		2010	2009	2009

Total assets		$48,696	$47,444	$48,178

GECAS revenues increased 17% and net earnings decreased 16% compared with the third quarter of 2009. Revenues for the quarter increased compared with the third quarter of 2009 as a result of organic revenue growth ($0.2 billion). The decrease in net earnings resulted primarily from higher impairments related to our operating lease portfolio of commercial aircraft, partially offset by lower credit losses and core increases.

GECAS revenues increased 13% and net earnings increased 4% compared with the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 increased compared with the nine months ended September 30, 2009 as a result of organic revenue growth ($0.4 billion), including higher investment income ($0.1 billion). The increase in net earnings resulted primarily from core increases, including higher investment income and lower credit losses, partially offset by higher impairments related to our operating lease portfolio of commercial aircraft.

(45)

Corporate Items and Eliminations

GECC Corporate Items and Eliminations include unallocated Treasury operation expenses for both the third quarters of 2010 and 2009 of $0.1 billion. GECC Corporate Items and Eliminations include unallocated Treasury operation expenses for both the nine months ended September 30, 2010 and 2009 of $0.1 billion. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

GECC Corporate Items and Eliminations include $0.1 billion of unallocated Tax benefits to adjust the third quarter and nine months ended September 30, 2009 tax rate to the expected full year tax rate, respectively, and include $0.2 billion of unallocated Tax benefits for the nine months ended September 30, 2009 related to the decision to indefinitely reinvest prior-year earnings outside the U.S.

Certain amounts included in GECC Corporate Items and Eliminations are not allocated to the five operating businesses within the GE Capital segment because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included $0.1 billion and $0.2 billion for the nine months ended September 30, 2010 and 2009, respectively, primarily related to restructuring and other charges. In addition, effective January 1, 2010, the cost of certain CLL and Consumer headquarters activities, previously reported in the respective businesses, were allocated to Corporate Items and Eliminations ($0.1 billion).

Discontinued Operations

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Earnings (loss) from discontinued operations,
net of taxes	$(1,104)	$84	$(1,678)	$(113)

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.) and our U.S. mortgage business (WMC). Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the third quarter and the nine months ended September 30, 2010, primarily reflected $1.1 billion and $1.7 billion, respectively, of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan.

Earnings from discontinued operations, net of taxes, for the third quarter of 2009 primarily related to certain tax items in our discontinued insurance operations. Loss from discontinued operations, net of taxes, for the nine months ended September 30, 2009, primarily reflected $0.1 billion of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position in the nine months ended September 30, 2010 resulted from the following:

•
Increase of $30.9 billion in assets and $32.4 billion in liabilities and a net reduction of total equity (including noncontrolling interests) of $1.4 billion on January 1, 2010, as a result of the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-16 and (ASU) 2009-17 (ASU 2009-16 & 17);

•	Repayments exceeded new issuances of total borrowings by $52.5 billion and collections on financing receivables exceeded originations by $26.5 billion; and

•	The U.S. dollar was stronger at September 30, 2010 than at December 31, 2009, decreasing the translated levels of our non-U.S. dollar assets and liabilities.

(46)

Cash Flows

GECC cash and equivalents were $65.4 billion at September 30, 2010, compared with $56.3 billion at September 30, 2009. GECC cash from operating activities totaled $17.8 billion for the nine months ended September 30, 2010, compared with cash from operating activities of $2.3 billion for the nine months ended September 30, 2009. This was primarily due to decreases, compared to the prior year, in cash collateral returned to counterparties on derivative contracts of $7.7 billion and in cash used for other liabilities of $6.4 billion, primarily related to taxes payable, and lower gains and higher impairments at Real Estate of $2.7 billion.

Consistent with our plan to reduce GECC asset levels, cash from investing activities was $35.4 billion during the nine months ended September 30, 2010 resulting from a $26.5 billion reduction in financing receivables, due to collections exceeding originations, a $2.2 billion reduction in investment securities, and $1.2 billion from recoveries of financing receivables previously written off.

GECC cash used for financing activities for the nine months ended September 30, 2010 of $50.4 billion related primarily to a $52.5 billion reduction in total borrowings, mainly due to maturities which were pre-funded in 2009 and a reduction in non-recourse borrowings of consolidated securitization entities (CSEs) on lower volumes, partially offset by an increase in deposits at our global banks.

Fair Value Measurements

See Note 1 to our 2009 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 10 to the condensed, consolidated financial statements.

At September 30, 2010, the aggregate amount of investments that are measured at fair value through earnings totaled $4.8 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to holders of guaranteed investment contracts (GICs) in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010) and investment securities held at our global banks. The fair value of investment securities decreased to $18.5 billion at September 30, 2010, from $27.5 billion at December 31, 2009, primarily driven by a decrease in retained interests as a result of our adoption of ASU 2009-16 & 17 and maturities, partially offset by improved market conditions. Of the amount at September 30, 2010, we held debt securities with an estimated fair value of $16.9 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $5.9 billion, $1.9 billion and $1.4 billion, respectively. Unrealized losses on debt securities were $1.1 billion and $1.8 billion at September 30, 2010 and December 31, 2009, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $0.1 billion, $0.4 billion and $0.1 billion, respectively, at September 30, 2010, as compared with $0.3 billion, $0.7 billion and $0.3 billion, respectively, at December 31, 2009.

Of the $1.9 billion of RMBS, our exposure to subprime credit was approximately $0.7 billion. These securities are primarily held to support obligations to holders of GICs. We purchased no such securities during nine months ended September 30, 2010 and 2009. These investment securities are collateralized primarily by pools of individual direct mortgage loans, and do not include structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade. The vast majority of the securities we hold are in a senior position in the capital structure of the deal.

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

(47)

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

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities, primarily residential mortgage-backed securities and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At September 30, 2010, our investment securities insured by Monolines on which we continue to place reliance were $1.3 billion, including $0.4 billion of our $0.6 billion investment in subprime RMBS. At September 30, 2010, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected credit loss was $0.3 billion.

Total pre-tax other-than-temporary impairment losses during the third quarter of 2010 were not significant.

Total pre-tax other-than-temporary impairment losses during the nine months ended September 30, 2010 were $0.3 billion, of which $0.2 billion was recognized in earnings and primarily relates to credit losses on RMBS, non-U.S. government securities and non-U.S. corporate securities and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS and CMBS securities and non-U.S. corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at September 30, 2010, is $0.4 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At September 30, 2010, unrealized losses on investment securities totaled $1.2 billion, including $1.1 billion aged 12 months or longer, compared with unrealized losses of $1.9 billion, including $1.7 billion aged 12 months or longer, at December 31, 2009. Of the amount aged 12 months or longer at September 30, 2010, approximately 65% of our debt securities were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.8 billion and $0.1 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at September 30, 2010, the vast majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. The fair values used to determine these unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. For additional information, see Note 3 to the condensed, consolidated financial statements.

(48)

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

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. As our revolving credit portfolios turn over more than once per year, write-offs in our Consumer Installment and Revolving credit portfolios during a particular fiscal year will be related to both loans with incurred losses that existed in the portfolio as of the beginning of that fiscal year and those that were originated and written-off during that fiscal year. For example, our U.S. credit card portfolio has a weighted average turnover of approximately 6 months as of September 30, 2010. In addition, write-offs in both our consumer and commercial portfolios can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year which may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized.

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

(49)

We provide specific reserves for commercial loans based upon expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is determined to be collateral dependent, as a practical expedient. If foreclosure is deemed probable or if repayment is dependent on the sale of collateral, we deduct estimated selling costs from fair value. Our surveillance process can often result in reserves being established in advance of a modification of terms or designation as a troubled debt restructuring (TDR). After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based on the historical and projected default rates and loss severity, and is prepared by each respective line of business. For Real Estate, this includes converting economic indicators into real estate market indicators that are calibrated by market and asset class and which are used to project expected performance of the portfolio based on specific loan portfolio metrics.

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

(50)

	Financing receivables at			Nonearning receivables at			Allowance for losses at
	September 30,	January 1,	December 31,	September 30,	January 1,	December 31,	September 30,	January 1,	December 31,
(In millions)	2010	2010(a)	2009	2010	2010(a)	2009	2010	2010(a)	2009

CLL(b)
Americas	$89,769	$99,666	$87,496	$2,777	$3,437	$3,155	$1,356	$1,245	$1,179
Europe	36,969	43,403	41,455	1,095	1,441	1,441	411	575	575
Asia	12,192	13,159	13,202	429	559	576	252	234	244
Other	2,651	2,836	2,836	7	24	24	8	11	11

Consumer(b)
Non-U.S.
residential
mortgages(c)	49,239	58,345	58,345	4,248	4,515	4,515	922	949	949
Non-U.S.
installment and
revolving	22,729	24,976	24,976	352	451	451	1,043	1,181	1,181
credit
U.S. installment
and revolving	42,782	47,171	23,190	1,149	1,633	841	2,672	3,300	1,698
credit
Non-U.S. auto	10,038	13,344	13,344	45	72	72	208	308	308
Other	10,035	11,688	11,688	497	625	625	255	300	300

Real Estate(d)	42,481	48,673	44,841	1,425	1,358	1,252	1,857	1,536	1,494

Energy
Financial
Services	7,291	7,790	7,790	163	78	78	85	28	28

GECAS(b)	12,227	13,254	13,254	–	153	153	25	104	104

Other(e)	2,087	2,614	2,614	90	72	72	53	34	34
Total	$340,490	$386,919	$345,031	$12,277	$14,418	$13,255	$9,147	$9,805	$8,105

(a)	Reflects the adoption of ASU 2009-16 & 17 on January 1, 2010. See Note 12.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(c)
At September 30, 2010, net of credit insurance, approximately 24% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. 80% of these loans are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 16.1% and have loan-to-value ratio at origination of 75%. At September 30, 2010, 3% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(d)	Financing receivables included $224 million and $317 million of construction loans at September 30, 2010 and December 31, 2009, respectively.

(e)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

Further information on the determination of the allowance for losses on financing receivables is provided in the Critical Accounting Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 in our 2009 consolidated financial statements.

On January 1, 2010, we adopted ASU 2009-16 & 17, resulting in the consolidation of $40,188 million of net financing receivables at January 1, 2010. We have provided comparisons of our financing receivables portfolio at September 30, 2010 to January 1, 2010, as we believe that it provides a more meaningful comparison of our portfolio quality following the adoption of ASU 2009-16 & 17.

The portfolio of financing receivables, before allowance for losses, was $340.5 billion at September 30, 2010, and $386.9 billion at January 1, 2010. Financing receivables, before allowance for losses, decreased $46.4 billion from January 1, 2010, primarily as a result of collections exceeding originations ($26.5 billion) (which includes sales), write-offs ($7.6 billion), the stronger U.S. dollar ($6.0 billion) and dispositions ($0.9 billion), partially offset by acquisitions ($1.2 billion).

(51)

Related nonearning receivables totaled $12.3 billion (3.6% of outstanding receivables) at September 30, 2010, compared with $14.4 billion (3.7% of outstanding receivables) at January 1, 2010. Nonearning receivables decreased from January 1, 2010, primarily due to improvements in our entry rates in our Consumer business and improved performance in commercial lending, offset by increased Real Estate delinquencies driven by continued deterioration in the commercial real estate markets.

The allowance for losses at September 30, 2010 totaled $9.1 billion compared with $9.8 billion at January 1, 2010, representing our best estimate of probable losses inherent in the portfolio and reflecting the then current credit and economic environment. Allowance for losses decreased $0.7 billion from January 1, 2010, primarily due to a reduction in the overall financing receivables balance and the impact of a stronger U.S. dollar. Overall coverage has increased to 2.7% at September 30, 2010 from 2.5% at January 1, 2010.

	Nonearning receivables as a			Allowance for losses as			Allowance for losses as a
	percent of financing			a percent of nonearning			percent of total financing
	receivables			receivables			receivables
	September 30,	January 1,	December 31,	September 30,	January 1,	December 31,	September 30,	January 1,	December 31,
	2010	2010(a)	2009	2010	2010(a)	2009	2010	2010(a)	2009
CLL(b)
Americas	3.1%	3.4%	3.6%	48.8%	36.2%	37.4%	1.5%	1.2%	1.3%
Europe	3.0	3.3	3.5	37.5	39.9	39.9	1.1	1.3	1.4
Asia	3.5	4.2	4.4	58.7	41.9	42.4	2.1	1.8	1.8
Other	0.3	0.8	0.8	114.3	45.8	45.8	0.3	0.4	0.4

Consumer(b)
Non-U.S.
residential
mortgages	8.6	7.7	7.7	21.7	21.0	21.0	1.9	1.6	1.6
Non-U.S. installment
and revolving	1.5	1.8	1.8	296.3	261.9	261.9	4.6	4.7	4.7
credit
U.S. installment
and revolving	2.7	3.5	3.6	232.6	202.1	201.9	6.2	7.0	7.3
credit
Non-U.S. auto	0.4	0.5	0.5	462.2	427.8	427.8	2.1	2.3	2.3
Other	5.0	5.3	5.3	51.3	48.0	48.0	2.5	2.6	2.6

Real Estate	3.4	2.8	2.8	130.3	113.1	119.3	4.4	3.2	3.3

Energy	2.2	1.0	1.0	52.1	35.9	35.9	1.2	0.4	0.4
Financial
Services

GECAS(b)	–	1.2	1.2	–	68.0	68.0	0.2	0.8	0.8

Other	4.3	2.8	2.8	58.9	47.2	47.2	2.5	1.3	1.3

Total	3.6	3.7	3.8	74.5	68.0	61.1	2.7	2.5	2.3

(a)	Reflects the adoption of ASU 2009-16 & 17 on January 1, 2010. See Note 12.

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

Further information pertaining to loans classified as impaired and specific reserves is included in the tables below.

	At
	September 30,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

Loans requiring allowance for losses	$12,764	$9,541	$9,145
Loans expected to be fully recoverable	4,405	3,914	3,741
Total impaired loans	$17,169	$13,455	$12,886

Allowance for losses (specific reserves)	$3,175	$2,376	$2,331
Average investment during the period	14,956	(c)	8,493
Interest income earned while impaired(b)	339	(c)	227

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Recognized principally on cash basis for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

(c)	Not applicable.

	At
	September 30, 2010		January 1, 2010(a)		December 31, 2009
	Impaired	Specific	Impaired	Specific	Impaired	Specific
(In millions)	Loans	Reserves	Loans	Reserves	Loans	Reserves

Commercial(b)	$5,662	$1,141	$5,084	$1,031	$4,985	$1,073
Consumer	2,418	516	1,747	307	1,383	241
Real Estate	9,089	1,518	6,624	1,038	6,518	1,017
Total	$17,169	$3,175	$13,455	$2,376	$12,886	$2,331

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Comprises CLL, GECAS and Energy Financial Services.

Impaired loans increased by $3.7 billion from January 1, 2010, to September 30, 2010, primarily relating to increases at Real Estate. Impaired loans consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in Real Estate impaired loans reflects deterioration in commercial real estate values, particularly in U.S. and Japanese collateral. The increase in Real Estate specific reserves is consistent with the increase in impaired loans, as well as value declines since January 1, 2010. Of our $9.1 billion impaired loans at Real Estate at September 30, 2010, $6.5 billion are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at September 30, 2010 and December 31, 2009, classified by the method used to measure impairment was as follows:

(53)

	At
	September 30,	December 31,
(In millions)	2010	2009

Method used to measure impairment
Discounted cash flow	$6,936	$7,020
Collateral value	10,233	5,866
Observable market price	–	–
Total	$17,169	$12,886

We determine whether a loan is collateral-dependent in accordance with ASC 310-10-35, which states that, a loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Measurement of the impairment on our impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is determined to be collateral dependent.  If foreclosure is deemed probable or if repayment is dependent on the sale of the collateral, we deduct estimated selling costs from fair value. For Real Estate, reserves are based on a discounted cash flow methodology, except in situations where the loan is within 24 months of maturity or foreclosure is deemed probable, in which case reserves are based on collateral values. Consistent with our other collateral dependent loans, if foreclosure is deemed probable or if repayment is dependent on the sale of collateral, we deduct estimated selling costs from the fair value of the underlying collateral. A substantial majority of our Real Estate impaired loans have specific reserves that are determined based on the fair value of the underlying collateral.

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

Collateral values for our Real Estate loans are determined based upon internal cash flow estimates discounted at an appropriate interest rate and corroborated by external appraisals, as appropriate. These cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy. Collateral valuations are updated at least semi-annually, or more frequently for higher risk loans.

Write-offs on impaired loans are based on amounts deemed uncollectible and are reviewed quarterly. Write-offs on Real Estate loans are generally recorded upon the initiation of foreclosure or early settlement by the borrower, or in some cases, based on the passage of time depending on specific facts and circumstances. In CLL, loans are written-off when deemed uncollectible (e.g., when the borrower enters restructuring or collateral is to be liquidated). In Consumer, loans secured by residential real estate (both revolving and closed-end loans) are written down to the fair value of collateral, less costs to sell, no later than when they become 360 days past due.

Our loss mitigation strategy intends to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR, and also as impaired. As of September 30, 2010, TDRs included in impaired loans were $7.8 billion, primarily relating to Real Estate ($3.1 billion), CLL ($2.5 billion) and Consumer ($2.2 billion). TDRs consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business ($0.4 billion).

(54)

We utilize certain short-term loan modification programs for borrowers experiencing temporary financial difficulties in our consumer loan portfolio. These loan modification programs are primarily concentrated in our U.S. credit card and non-U.S. residential mortgage portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government sponsored mortgage modification programs. During the nine months ended September 30, 2010, we provided short-term modifications of approximately $1.8 billion of consumer loans for borrowers experiencing financial difficulties. This included approximately $1.1 billion of credit card loans in the United States and approximately $0.7 billion of other consumer loans primarily non-U.S. residential mortgages, credit cards and personal loans, which were not classified as TDRs. For these modified loans, we provided short-term (12 months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract. During the nine months ended September 30, 2010, approximately $0.3 billion of these modified loans redefaulted.

Our allowance for losses on financing receivables on these modified loans is determined based upon a formulaic approach that estimates the probable losses inherent in the portfolio based upon statistical analyses of the portfolio. Data related to redefault experience is also considered in our overall reserve adequacy review and we believe that reserves would not be materially different had we not re-aged these accounts. Once the loan has been modified, it returns to current status (re-aged) only after receipt of at least three consecutive minimum monthly payments or the equivalent cumulative amount, subject to a re-aging limitation of once a year, or twice in a five-year period. The allowance for loan losses related to the consumer loans included in the short-term modification programs is not materially different from that which would have been calculated had we applied the requirements of ASC 310-10.

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

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $2.8 billion represented 22.6% of total nonearning receivables at September 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 36.2% at January 1, 2010, to 48.8% at September 30, 2010 reflecting further loss severity in our equipment, and franchise restaurant and hotel portfolios, combined with an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.4% at January 1, 2010, to 3.1% at September 30, 2010, primarily due to reduced nonearning exposures in our corporate lending, corporate aircraft, and industrial materials portfolios, which more than offset deterioration in our healthcare and franchise restaurant and hotel portfolios. Collateral supporting these nonearning financing receivables primarily includes corporate aircraft and assets in the restaurant and hospitality, trucking, and forestry industries, and for our leveraged finance business, equity of the underlying businesses. The underlying collateral values remained adequate to cover the unpaid balance after recognition of specific reserves, if required.

(55)

CLL – Europe. Nonearning receivables of $1.1 billion represented 8.9% of total nonearning receivables at September 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables decreased slightly from 39.9% at January 1, 2010, to 37.5% at September 30, 2010, as a greater proportion of nonearning receivables was attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 68.7% at January 1, 2010, to 80.5% due to the resolution of nonearning receivables in our leveraged finance and equipment finance portfolios, which were restructured and no longer classified as nonearning, removed from nonearning as a result of the loans being sold, or adjusted downward as a result of write-offs. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.3% at January 1, 2010, to 3.0% at September 30, 2010, primarily from the decrease in nonearning receivables across our senior secured lending, equipment finance and asset-based lending portfolios, primarily as a result of the loan resolutions previously mentioned. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our senior secured lending business and equipment, and trade receivables for our equipment finance and asset-based lending portfolios, respectively. The underlying collateral values related to these nonearning financing receivables remained adequate to cover the unpaid balance after recognition of specific reserves, if required.

CLL – Asia. Nonearning receivables of $0.4 billion represented 3.5% of total nonearning receivables at September 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 41.9% at January 1, 2010, to 58.7% at September 30, 2010, primarily due to a larger percentage decrease in nonearning receivables primarily in our asset-based financing businesses in Japan. The ratio of nonearning receivables as a percent of financing receivables decreased from 4.2% at January 1, 2010, to 3.5% at September 30, 2010, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, partially offset by a lower financing receivable balance. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft, and assets in the auto industry. The underlying collateral values related to these nonearning financing receivables remained adequate to cover the unpaid balance after recognition of specific reserves, if required.

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $4.2 billion represented 34.6% of total nonearning receivables at September 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased slightly from 21.0% at January 1, 2010, to 21.7% at September 30, 2010. In 2010, our nonearning receivables decreased primarily due to signs of stabilization in the U.K. housing market. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 82% and 65%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At September 30, 2010, we had in repossession stock approximately 700 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of non-earning receivables as a percent of financing receivables increased from 7.7% at January 1, 2010, to 8.6% at September 30, 2010, primarily due to reduced originations across all platforms.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.4 billion represented 2.9% of total nonearning receivables at September 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 261.9% at January 1, 2010, to 296.3% at September 30, 2010, reflecting the effects of loan repayments and reduced originations, primarily across Eastern European platforms.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $1.1 billion represented 9.4% of total nonearning receivables at September 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 202.1% at January 1, 2010, to 232.6% at September 30, 2010, as a result of lower entry rates, improved collections resulting in reductions in our delinquency and nonearning receivables balances. The ratio of nonearning receivables as a percentage of financing receivables decreased from 3.5% at January 1, 2010 to 2.7% at September 30, 2010, primarily due to improved collections reducing our nonearning balance.

(56)

Real Estate. Nonearning receivables of $1.4 billion represented 11.6% of total nonearning receivables at September 30, 2010. The increase in nonearning receivables from January 1, 2010, was driven primarily by increased delinquencies in the U.S. and European hotel and retail portfolios, partially offset by foreclosures and discounted payoffs primarily related to U.S. office, multi-family and hotel loans. The ratio of allowance for losses as a percent of total financing receivables increased from 3.2% at January 1, 2010, to 4.4% at September 30, 2010, driven primarily by continued rental rate deterioration in the U.S. markets, which resulted in an increase in specific credit loss provisions. The ratio of allowance for losses as a percent of nonearning receivables increased from 113.1% to 130.3% consistent with the decline in collateral values experienced in the overall portfolio. Since our approach identifies loans as impaired even when the loan is currently paying in accordance with contractual terms, increases in nonearning receivables do not necessarily require proportionate increases in reserves upon migration to nonearning status as specific reserves have often been established on the loans prior to their migration to nonearning status.

The Real Estate financing receivables portfolio is collateralized by income-producing commercial properties across a variety of asset classes and markets. At September 30, 2010, financing receivables of $42.5 billion were primarily collateralized by owner occupied properties ($10.3 billion), office buildings ($10.0 billion), apartment buildings ($6.5 billion) and hotel properties ($4.7 billion). In 2010, commercial real estate markets have continued to be under pressure, with limited market liquidity and challenging economic conditions. We have and continue to maintain an intense focus on operations and risk management; however, we continue to expect higher losses for Real Estate as compared with 2009. Loan loss reserves related to our Real Estate financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of approximately $0.1 billion and $0.4 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. In particular, the distribution of value decline between the impaired loan portfolio and the non-impaired loan portfolio can result in non-linear loss results. At September 30, 2010, real estate held for investment included $0.7 billion representing 119 foreclosed commercial real estate properties.

Delinquencies

Additional information on delinquency rates at each of our major portfolios follows:

	Delinquency rates at(a)
	September 30,	December 31,	September 30,
	2010(b)	2009	2009

Equipment Financing	2.26%	2.81%	3.01%
Real Estate	5.74	4.22	4.09
Consumer	8.34	8.85	8.82
U.S.	6.17	7.66	7.31
Non-U.S.	9.38	9.38	9.46

(a)	Excludes loans purchased at a discount (unless they have deteriorated post acquisition).

(b)	Subject to update.

Delinquency rates on equipment financing loans and leases decreased from December 31, 2009 and September 30, 2009, to September 30, 2010, as a result of improvements in the global economic and credit environment. The challenging credit environment may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on Real Estate loans and leases increased from December 31, 2009 and September 30, 2009, to September 30, 2010, primarily because of continued challenging real estate market fundamentals, including reduced occupancy rates and rents and the effects of limited real estate market liquidity. The overall challenging economic environment may continue to lead to a higher level of delinquencies and provisions for financing receivables and could adversely affect results of operations at Real Estate.

(57)

Delinquency rates on consumer financing receivables increased from September 30, 2009 to December 31, 2009, primarily because of rising unemployment, a challenging economic environment and lower volume. In response, we continued to tighten underwriting standards globally, increased focus on collection effectiveness and continued the process of regularly reviewing and adjusting reserve levels. Delinquency rates on consumer financing receivables decreased from December 31, 2009 to September 30, 2010, primarily due to improved collections and lower entry rates in our U.S. markets. We expect the global environment, along with U.S. unemployment levels, to further show signs of stabilization in 2010; however, a continued challenging economic environment may continue to result in higher provisions for loan losses and could adversely affect results of operations at Consumer. At September 30, 2010, approximately 43% of our U.S. managed portfolio, which consisted of credit cards, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at September 30, 2010. See Note 4 to the condensed, consolidated financial statements.

Other assets comprise mainly real estate equity investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $82.2 billion at September 30, 2010, a decrease of $4.1 billion, primarily related to declines in our real estate equity investments due to the strengthening of the U.S. dollar, impairments and depreciation. During the nine months ended September 30, 2010, we recognized other-than-temporary impairments of cost and equity method investments of $0.1 billion.

Included in other assets are Real Estate equity investments of $28.5 billion and $32.2 billion at September 30, 2010 and December 31, 2009, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments semi-annually. As of our most recent estimate performed in the second quarter of 2010, the carrying value of our Real Estate investments exceeded their estimated value by approximately $6.3 billion. The estimated value of the portfolio continues to reflect deteriorating real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values and our unrealized loss on real estate equity properties may continue to increase. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured using the estimated fair value of the underlying asset which is based upon cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy. During the nine months ended September 30, 2010, Real Estate recognized pre-tax impairments of $1.5 billion in its real estate investments, compared with $0.5 billion for the same period in 2009. Based on our historical experience, Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% are at most risk of impairment. Real Estate investments in this category at September 30, 2010 had a carrying value of $1.5 billion and an associated unrealized loss of approximately $0.4 billion. Continued deterioration in economic and market conditions may result in further impairments being recognized.

D. Liquidity and Borrowings

We maintain a strong focus on liquidity. We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles. Our liquidity and borrowing plans are established within the context of our annual financial and strategic planning processes.

GECS liquidity and funding plans are designed to meet GECS’ funding requirements under normal and stress scenarios, which include primarily extensions of credit, payroll, principal payments on outstanding borrowings, interest on borrowings, dividends to GE, and general obligations such as collateral deposits held or collateral posted to counterparties. GECS’ funding plan also has been developed in connection with GE’s strategy to reduce its ending net investment in GE Capital. GECS relies on cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases, sales of assets, unsecured and secured funding sources, including commercial paper, term debt, bank borrowings, securitization and other retail funding products.

GECC’s 2010 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of our long-term debt, ($131.1 billion at December 31, 2009) through commercial paper issuances; cash on hand; long-term debt issuances; collections of financing receivables exceeding originations; dispositions; asset sales; and deposits and alternative sources of funding. Interest on borrowings is primarily covered by interest earned on existing financing receivables. During the first nine months of 2010, GECC earned interest income on financing receivables of $18.8 billion, which more than offset interest expense of $11.6 billion.

(58)

Both the GECS Board of Directors and the GE Audit Committee have approved a detailed liquidity policy and contingency funding plan for GECS. The liquidity policy defines GECS’ liquidity risk tolerance under different scenarios based on its liquidity sources and also establishes procedures to escalate potential issues. GECS actively monitors its liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

Actions taken to strengthen and maintain our liquidity are described in the following section, as well as in the Liquidity and Borrowings section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 consolidated financial statements.

Cash and Equivalents

GE had cash and equivalents of $78.4 billion at September 30, 2010, which is available to meet its needs. A substantial portion of this is freely available. About $12 billion is in regulated entities and is subject to regulatory restrictions. About $12 billion is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund its needs in the U.S. on a short-term basis (without being subject to U.S. tax). GECC anticipates that it will continue to generate cash from operating activities in the future, which will be available to help meet its liquidity needs. We also generate substantial cash from the principal collections of loans and rentals from leased assets.

We had committed, unused credit lines totaling $52.1 billion that had been extended to us by 59 financial institutions at September 30, 2010. These lines include $35.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $16.0 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

At September 30, 2010, GECS aggregate cash and equivalents and committed credit lines were more than twice the GECS commercial paper borrowings balance.

Funding Plan

GE’s strategy has been to reduce its ending net investment in GE Capital and in the first nine months of 2010, GE reduced its GE Capital ending net investment, excluding cash and equivalents, to $489.4 billion through continued reductions, primarily collections exceeding originations by approximately $26.5 billion.

GECC’s 2010 funding plan anticipates $38 billion of senior, unsecured long-term debt issuance which we fully pre-funded in 2009. In the first nine months of 2010, we completed issuances of $18 billion of senior, unsecured debt with maturities up to 14 years (and subsequent to the end of the third quarter, an additional $4 billion) towards our 2011 long-term funding plan. Average commercial paper borrowings for GECC during the quarter were $36.9 billion and the maximum amount of commercial paper borrowings outstanding for GECC during the quarter was $39.9 billion. GECC commercial paper maturities are funded principally through new issuances.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009. Our TLGP-guaranteed debt has remaining maturities in 2010 ($1 billion), 2011 ($18 billion) and 2012 ($35 billion). We anticipate funding these and our other long-term debt maturities through a combination of new debt issuances, collections exceeding originations, dispositions, asset sales, deposits and alternative sources of funding and use of existing cash.

We securitize a number of types of financial assets in the ordinary course of business. These securitization transactions serve as alternative funding sources for a variety of assets that we originate, including credit card receivables, floorplan receivables, equipment loans and leases, trade receivables and other asset types. In the first nine months of 2010, we issued $1.7 billion of asset-backed securities and completed $5.9 billion of issuances through asset-backed commercial paper conduits or other secured lending facilities. Total non-recourse borrowings of CSEs at September 30, 2010 were $30 billion. We anticipate that securitization will remain a part of our overall funding capabilities notwithstanding the changes in consolidation rules described in Notes 1 and 12 to the condensed, consolidated financial statements. Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks. At September 30, 2010 and December 31, 2009, we were party to repurchase agreements totaling $0.2 billion and an insignificant amount, respectively, which were accounted for as on-book financings. We have had no repurchase agreements which were not accounted for as financings and we do not engage in securities lending transactions.

(59)

We have deposit-taking capability at 19 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) distributed by brokers in maturity terms from three months to ten years. Total alternative funding at September 30, 2010 is $65 billion, comprised mainly of $42 billion bank deposits, $11 billion secured funding and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2009 is $63 billion.

Income Maintenance Agreement

As set forth in Exhibit 12 hereto, GECC’s ratio of earnings to fixed charges was 1.11:1 during the nine months ended September 30, 2010 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. If we continue to see improvements in GECC's pre-tax results consistent with the first nine months of 2010, we would not expect any payment from GE to GECC in 2011 pursuant to the Income Maintenance Agreement. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2009. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2010, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In September 2010, the United States District Court for the Southern District of New York granted GE’s motion to dismiss in its entirety with prejudice a purported class action under the federal securities laws naming GE as defendant, as well as its chief executive officer and chief financial officer. In this action, which we previously reported, the plaintiffs alleged that during a conference call with analysts on September 25, 2008, defendants made false and misleading statements concerning (i) the state of GE’s funding, cash flows, and liquidity and (ii) the question of issuing additional equity, which caused economic loss to those shareholders who purchased GE stock between September 25, 2008 and October 2, 2008, when GE announced the pricing of a common stock offering. Plaintiffs have filed notice of appeal.

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

General Electric Capital Corporation (Registrant)
November 3, 2010	/s/Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(62)