Form 10-K
period 2010-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 2011-02-25
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010
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

At February 24, 2011, 3,985,404 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2010, are incorporated by reference into Part IV hereof.

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

Our principal executive offices are located at 901 Main Avenue, Norwalk, CT 06851-1168. At December 31, 2010, our employment totaled approximately 55,000.

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

Forward-Looking Statements

This document contains “forward-looking statements”- that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of conditions in the financial and credit markets on the availability and cost of GECC’s funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (Grey Zone); our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the level of demand and financial performance of the major industries we serve, including, without limitation, air transportation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. We do not undertake to update our forward-looking statements.

(3)

Operating Segments

Segment revenue and profit information and additional financial data and commentary on recent financial results for operating segments are provided in the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Operating businesses that are reported as segments include Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS). A summary description of each of our operating segments follows.

GE Capital businesses offer a broad range of financial services and products worldwide for businesses of all sizes. Services include commercial loans and leases, fleet management, financial programs, home loans, credit cards, personal loans and other financial services. GE Capital also develops strategic partnerships and joint ventures that utilize GE’s industry-specific expertise in aviation, energy, infrastructure, healthcare and media to capitalize on market-specific opportunities.

During 2010, GE Capital provided approximately $90 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $78 billion of credit to approximately 52 million U.S. consumers. GE Capital provided credit to approximately 29,000 new commercial customers and 46,000 new small businesses in the U.S. during 2010 and ended the period with outstanding credit to more than 302,000 commercial customers and 179,000 small businesses through retail programs in the U.S.

We have communicated our goal of reducing our ending net investment (ENI). To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses where we are underperforming or that are deemed to be non-strategic. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

We also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

Commercial Lending and Leasing

CLL provides customers around the world with a broad range of financing solutions. We have particular mid-market expertise, and primarily offer collateralized loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment and healthcare industries. During 2009, we acquired a 100% ownership interest in Interbanca S.p.A., an Italian corporate bank in exchange for the Consumer businesses in Austria and Finland, our credit card and auto businesses in the U.K. and our credit card business in Ireland.

Historically, we have operated in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Competition related to our lending and leasing operations is based on price, that is, interest rates and fees, as well as deal structure and terms. More recently, competition has been affected by disruption in the capital markets, access to and availability of capital and a reduced number of competitors. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital funding, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the ability to reduce costs through technology and productivity.

In the first quarter of 2009, we deconsolidated Penske Truck Leasing Co., L.P. (PTL) following our sale of a partial interest in a limited partnership in PTL.

Our headquarters are in Norwalk, Connecticut with offices throughout North America, Europe, Asia, Australia and Latin America.

(4)

Consumer

Consumer, through consolidated entities and associated companies, is a leading provider of financial services to consumers and retailers around the world. We offer a full range of financial products to suit customers’ needs. These products include, on a global basis, private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposit and other savings products; and small and medium enterprise lending.

During 2008, we completed the sale of GE Money Japan, which included our Japanese personal loan business (Lake) along with our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd. GE Money Japan has been classified as discontinued operations. Also in 2008, we completed the sale of the Consumer business in Germany. In 2009, we completed the sale of our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland in exchange for a 100% ownership in Interbanca S.p.A. Also in 2009, we completed the sale of a portion of our Australian residential mortgage business.

In the fourth quarter of 2010, we entered into agreements to sell our U.S. recreational vehicle and marine equipment financing portfolio (Consumer RV Marine) and Consumer Mexico, which have been classified as discontinued operations.

In 2008, we acquired a controlling interest in Bank BPH. In June 2009, we acquired a controlling interest in BAC Credomatic GECF Inc. (BAC) and, in December 2010, completed the sale of BAC. BAC has been classified as a discontinued operation.

In October 2010, we purchased sales finance portfolios from Citi Retail Partner Cards, which provides consumer financing programs and related services to small to mid-sized retailers and dealers.

Our operations are subject to a variety of bank and consumer protection regulations. Further, a number of countries have ceilings on rates chargeable to consumers in financial service transactions. We are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance companies. Industry participants compete on the basis of price, servicing capability, promotional marketing, risk management, and cross selling. The markets in which we operate are also subject to the risks from fluctuations in retail sales, interest and currency exchange rates, and the consumer’s capacity to repay debt.

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

Our headquarters are in Norwalk, Connecticut with offices throughout North America, Europe, Australia and Asia.

(5)

Energy Financial Services

Energy Financial Services offers structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance to the global energy and water industries and invests in operating assets in these industries. In May 2010, we sold our general partnership interest in Regency Energy Partners L.P. (Regency), a midstream natural gas services provider, and retained a limited partnership interest. This resulted in the deconsolidation of Regency.

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

Our headquarters are in Stamford, Connecticut with offices throughout North America, Europe, Asia and the Middle East.

GE Capital Aviation Services

GECAS engages in commercial aircraft leasing and finance, delivering fleet and financing solutions to companies across the spectrum of the aviation industry. Our product offerings include leases and secured loans on commercial passenger aircraft, freighters and regional jets; engine leasing and financing solutions; aircraft parts solutions; and airport equity and debt financing. We also co-sponsor an infrastructure private equity fund, which invests in large infrastructure projects including gateway airports.

We operate in a highly competitive environment. Our competitors include aircraft manufacturers, banks, financial institutions, equity investors, and other finance and leasing companies. Competition is based on lease rate financing terms, aircraft delivery dates, condition and availability, as well as available capital demand for financing.

Our headquarters are in Stamford, Connecticut and Shannon, Ireland with offices throughout North America, Europe, the Middle East, Asia and South America.

GECC Corporate Items and Eliminations

GECC Corporate Items and Eliminations primarily include unallocated Treasury and Tax operations; Trinity, a group of sponsored special purpose entities, (which ceased issuing new investment contracts beginning in the first quarter of 2010); certain consolidated, liquidating securitization entities; the effects of eliminating transactions between GE Capital’s five operating businesses; underabsorbed corporate overhead; and certain non-allocated amounts determined by the GECC Chairman.

Discontinued Operations

Discontinued operations primarily comprised BAC, GE Money Japan, our U.S. mortgage business (WMC), Consumer RV Marine and Consumer Mexico.

For further information about discontinued operations see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(6)

Geographic Data

Geographic data is reported in Note 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

(7)

Our global growth is subject to economic and political risks.

We conduct our operations in virtually every part of the world. In 2010, approximately 53% of our revenue was attributable to activities outside the United States. Our operations are subject to the effects of global competition. They are also affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation has decreased or become even more costly as a result of more volatile market conditions.

We are subject to a wide variety of laws and regulations that may change in significant ways.

Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws and regulations will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, U.S. and non-U.S. governments are undertaking a substantial review and revision of the regulation and supervision of bank and non-bank financial institutions, consumer lending, the over-the-counter derivatives market and tax laws and regulations, which may have an effect on GE Capital’s structure, operations, liquidity and performance. We are also subject to a number of trade control laws and regulations that may affect our ability to sell our products in global markets. In addition, we are subject to regulatory risks from laws that reduce the allowable lending rate or limit consumer borrowing, local capital requirements that may increase the risk of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with non-U.S. banks and other non-U.S. financial institutions in global markets. This provision, which expires at the end of 2011, has been scheduled to expire and has been extended by Congress on six previous occasions, including in December of 2010, but there can be no assurance that it will continue to be extended. In the event the provision is not extended after 2011, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2012. In addition, efforts by public and private sectors to control the growth of healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of our products by healthcare providers. Increased government regulatory scrutiny of medical devices, including reviews of the U.S. Food and Drug Administration (U.S. FDA) device pre-market authorization process, may impact the requirements for marketing GE’s products and slow its ability to introduce new products, resulting in an adverse impact on GE’s business. Furthermore, we have been, and expect to continue, participating in U.S. and international economic stimulus programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.

We are subject to legal proceedings and legal compliance risks.

We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world. We, our representatives, and the industries in which we operate are at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Additionally, GE and its subsidiaries are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. These include the dredging of polychlorinated biphenyls from a 40-mile stretch of the upper Hudson River in New York State. We are also subject to certain other legal proceedings described in Item 3. “Legal Proceedings” of this Form 10-K Report. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

(8)

The success of our business depends on achieving our objectives for strategic acquisitions, dispositions and joint ventures.

With respect to acquisitions, mergers and joint ventures, we may not be able to identify suitable candidates at terms acceptable to us or may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. Even upon reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction.

Sustained increases in costs of pension and healthcare benefits may reduce GE’s profitability.

Our results of operations may be positively or negatively affected by the amount of income or expense GE records its defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions GE used to estimate pension income or expense for 2011 are the discount rate and the expected long-term rate of return on the plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Accumulated gains (losses) – net, Benefit plans. At the end of 2010, the GE Pension Plan was underfunded by $2.8 billion, and the GE Supplementary Pension Plan, an unfunded plan, had a projected benefit obligation of $4.4 billion. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash GE would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash GE would be required to contribute to pension plans. In addition, upward pressure on the cost of providing healthcare benefits to current employees and retirees may increase future funding obligations. Although GE has actively sought to control increases in these costs, there can be no assurance that GE will succeed in limiting cost increases, and continued upward pressure could reduce GE’s profitability.

Conditions in the financial and credit markets may affect the availability and cost of GE Capital funding.

A large portion of GE Capital’s borrowings is in the form of commercial paper and long-term debt. GE Capital’s outstanding commercial paper and long-term debt was $37 billion and $350 billion as of December 31, 2010, respectively. We continue to rely on the availability of the unsecured debt markets to access funding for term maturities for 2011 and beyond. In addition, we rely on the availability of the commercial paper markets to refinance maturing commercial paper debt throughout the year. In order to further diversify our funding sources, we also plan to expand our reliance on alternative sources of funding, including bank deposits, securitizations and other asset-based funding. There can be no assurance that we will succeed in diversifying our funding sources or that the short and long-term credit markets will be available or, if available, that the cost of funding will not substantially increase and affect the overall profitability of GE Capital. Factors that may cause an increase in our funding costs include: a decreased reliance on short-term funding, such as commercial paper, in favor of longer-term funding arrangements; decreased capacity and increased competition among debt issuers; and increased competition for deposits in our affiliate banks’ markets. If GE Capital’s cost of funding were to increase, it may adversely affect its competitive position and result in lower lending margins, earnings and cash flows as well as lower returns on its shareowner’s equity and invested capital.

(9)

If conditions in the financial markets deteriorate, it may adversely affect the business and results of operations of GE Capital.

Increased payment defaults and foreclosures and sustained levels of high unemployment have resulted in significant write-downs of asset values by financial institutions, including GE Capital. If these conditions continue or worsen, there can be no assurance that we will be able to recover fully the value of certain assets, including goodwill, intangibles and tax assets. In addition, although we have established allowances for losses in GE Capital’s portfolio of financing receivables that we believe are adequate, further deterioration in the economy and in default and recovery rates could require us to increase these allowances and write-offs, which, depending on the amount of the increase, could have a material adverse effect on our business, financial position and results of operations. To reduce GE’s exposure to volatile conditions in the financial markets and rebalance the relative size of its financial and industrial businesses, we decided to reduce the size of GE Capital, as measured by its ending net investment. While we are currently ahead of our reduction targets, there can be no assurance that we will be able to timely execute on our reduction targets and failure to do so would result in greater exposure to financial markets than contemplated under our strategic funding plan or may result in the need for GE to make additional contributions to GE Capital.

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

The real estate markets in which GE Capital participates are highly uncertain, which may adversely affect GE Capital’s business, financial position and results of operations.

GE Capital participates in the commercial real estate market in two ways: we provide financing for the acquisition, refinancing and renovation of various types of properties, and we also acquire equity positions in various types of properties or real estate investments. The profitability of real estate investments is largely dependent upon the economic conditions in specific geographic markets in which the properties are located and the perceived value of those markets at the time of sale. The level of transactions for real estate assets continue to remain at levels below historical norms in many of the markets in which we operate. Continued high levels of unemployment, slowdown in business activity, excess inventory capacity and limited availability of credit may continue to adversely affect the value of real estate assets and collateral to real estate loans GE Capital holds. Under current market and credit conditions, there can be no assurance as to the level of sales GE Capital will complete or the net sales proceeds we will realize. Also, occupancy rates and market rent levels may worsen, which may result in impairments to the carrying value of equity investments or increases in the allowance for loan losses on commercial real estate loans.

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

The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. As of December 31, 2010, GE and GECC’s long-term unsecured debt credit rating from Standard and Poor’s Ratings Service (S&P) was “AA+” (the second highest of 22 rating categories) with a stable outlook and from Moody’s Investors Service (“Moody’s”) was “Aa2” (the third highest of 21 rating categories) with a stable outlook. As of December 31, 2010, GE, GE Capital Services and GE Capital’s short-term credit rating from S&P was “A-1+” (the highest rating category of six categories) and from Moody’s was “P-1” (the highest rating category of four categories).  There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt and derivative instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.

Current conditions in the global economy and the major industries we serve also may materially and adversely affect the business and results of operations of GE’s non-financial businesses.

The business and operating results of GE’s technology infrastructure, energy infrastructure, home and business solutions and media businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, energy generation, healthcare, media, home building and other major industries GE serves. As a result of slower global economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges affect the global economy, some of GE’s customers have experienced deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase GE’s products and services, including large infrastructure projects, and may not be able to fulfill their obligations to GE in a timely fashion. In particular, the airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended period of slow growth in the U.S. or internationally that results in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations could affect GE’s ability to fully recover its contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to GE. If slower growth in the global economy continues for a significant period or there is significant deterioration in the global economy, GE’s results of operations, financial position and cash flows could be materially adversely affected.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

GE may face quality problems from operational failures that could have a material adverse effect on our business, reputation, financial position and results of operations, and we are dependent on market acceptance of new product introductions and product innovations for continued revenue growth.

GE produces highly sophisticated products and provides specialized services for both GE and third-party products that incorporate or use leading-edge technology, including both hardware and software. While GE has built extensive operational processes to ensure that the design, manufacture and servicing of such products meet the most rigorous quality standards, there can be no assurance that GE or its customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental risks. Such operational failures or quality issues could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, the markets in which we operate are subject to technological change. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements.

(11)

Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to GE’s.

Our patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of GE’s, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. We could also face competition in some countries where we have not invested in an intellectual property portfolio.  In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If GE is found to infringe any third-party rights, GE could be required to pay substantial damages or GE could be enjoined from offering some of its products and services. Also, there can be no assurances that we will be able to obtain or re-new from third parties the licenses we need in the future, and there is no assurance that such licenses can be obtained on reasonable terms.

Significant raw material shortages, supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase our operating costs and adversely impact the competitive positions of GE’s products.

GE’s reliance on third-party suppliers, contract manufacturers and service providers and commodity markets to secure raw materials, parts, components and sub-systems used in its products exposes GE to volatility in the prices and availability of these materials, parts, components, systems and services. A disruption in deliveries from GE’s third-party suppliers, contract manufacturers or service providers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities, could have an adverse effect on GE’s ability to meet its commitments to customers or increase its operating costs. Quality issues experienced by third-party providers can also adversely affect the quality and effectiveness of GE’s products and services and result in liability and reputational harm.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business from various facilities, most of which are leased. The locations of our primary facilities are described in Item 1. “Business” of this Form 10-K Report.

Item 3. Legal Proceedings.

As previously reported, the Antitrust Division of the Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two subsidiaries of General Electric Capital Corporation (GECC) have received subpoenas and requests for information in connection with the investigation: GE Funding CMS (Trinity Funding Co.) and GE Funding Capital Market Services, Inc. (GE FCMS). GECC has cooperated and continues to cooperate fully with the SEC and DOJ in this matter. In July 2008, GE FCMS received a “Wells notice” advising that the SEC staff was considering recommending that the SEC bring a civil injunctive action or institute an administrative proceeding in connection with the bidding for various financial instruments associated with municipal securities by certain former employees of GE FCMS. GE FCMS is one of several industry participants that received Wells notices during 2008. GE FCMS disagrees with the SEC staff regarding this recommendation and has had discussions with the staff, including discussions concerning a potential resolution of the matter. GE FCMS intends to continue those discussions and understands that it will have the opportunity to address any disagreements with the SEC staff with respect to its recommendation through the Wells process with the full Commission.  Separately, GE FCMS and Trinity Funding Co. also received subpoenas from the Attorneys General of the State of Connecticut and Florida on behalf of a working group of State Attorneys General in June 2008, and a Civil Investigative Demand from the Attorney General of the Commonwealth of Massachusetts in October 2010. GE FCMS and Trinity Funding Co. are cooperating with those investigations.

(12)

As previously reported, in March 2008, GE FCMS and Trinity Funding Co. were served with a federal class action complaint asserting antitrust violations. This action was combined with other related actions in a multidistrict litigation proceeding in the United States District Court for the Southern District of New York. The claims against GE FCMS and Trinity Funding Co. in the federal class action complaint and the similar claims asserted in the other related actions were dismissed without prejudice.  In June 2010, one existing complaint was amended to bring claims against GE FCMS asserting antitrust violations.  Since September 2010, four additional complaints have been brought against GE FCMS, Trinity Funding Co., Trinity Plus Funding Co. LLC (Trinity Plus), and GECC asserting antitrust violations.  In January 2011, an additional action was brought against Trinity Plus and FGIC Capital Market Services, Inc. (the predecessor of GE FCMS) asserting antitrust violations.  Additionally, in February 2011, plaintiffs in eleven complaints that were dismissed in April 2010 (as well as five additional complaints that had not previously named Trinity Funding Co. or GE FCMS) were granted leave to file amended complaints against Trinity Funding Co., Trinity Plus, GE FCMS, and GECC.

As previously reported, and in compliance with SEC requirements to disclose environmental proceedings potentially involving monetary sanctions of $100,000 or greater, in June 2008, the Environmental Protection Agency (EPA) issued a notice of violation and in January 2011 filed a complaint alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The Pennsylvania Department of Environmental Protection, the New York Attorney General’s Office and the New Jersey Department of Environmental Protection have intervened in the EPA case. The plant is operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by subsidiaries of GECC and one other entity. The complaints do not indicate a specific penalty amount but makes reference to statutory fines. We believe that we have meritorious defenses and that EME Homer City Generation L.P. is obligated to indemnify GECC’s subsidiaries and pay all costs associated with this matter.

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

(13)

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

(In millions)	2010		2009		2008	2007	2006

Revenues	$47,040		$49,746		$67,645	$67,217	$57,943
Earnings from continuing operations
attributable to GECC	3,265		1,462		8,063	12,305	10,324
Earnings (loss) from discontinued
operations, net of taxes attributable to GECC	(974)		151		(641)	(2,067)	379
Net earnings attributable to GECC	2,291		1,613		7,422	10,238	10,703
GECC Shareowner's equity	72,881		73,718		58,229	61,230	56,585
Short-term borrowings	113,646		127,947		157,811	173,678	155,536
Non-recourse borrowings of consolidated
securitization entities	30,060		3,883		6,168	8,825	11,868
Bank deposits	37,298		33,519		36,854	11,968	9,824
Long-term borrowings	284,346		325,358		311,185	304,146	246,946
Return on average GECC shareowner's equity(a)	4.94%		2.36%		13.30%	21.11%	19.75%
Ratio of earnings to fixed charges	1.13		0.85		1.24	1.59	1.66
Ratio of debt to equity	6.39:1	(b)	6.66:1	(b)	8.79:1	8.14:1	7.50:1
Financing receivables - net	319,277		326,941		366,207	377,249	322,037
Total assets	$581,136		$622,785		$636,353	$620,645	$536,367

(a)
Represents earnings from continuing operations before accounting changes divided by average total shareowner’s equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowner’s equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2010, is described in the Supplemental Information section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

(b)	Ratios of 4.94:1 and 5.17:1 for 2010 and 2009, respectively, net of cash and equivalents and with classification of hybrid debt as equity.

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

We present Management’s Discussion of Operations in four parts: Overview of Our Earnings from 2008 through 2010, Global Risk Management, Segment Operations and Geographic Operations. Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations attributable to General Electric Capital Corporation (GECC) simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

Effective January 1, 2010, General Electric Company (GE) expanded the GE Capital Finance segment to include all of the continuing operations of GECC and renamed it GE Capital. In addition, the Transportation Financial Services business, previously reported in GE Capital Aviation Services (GECAS), is included in Commercial Lending and Leasing (CLL) and our Consumer business in Italy, previously reported in Consumer, is included in CLL.

Results for 2010 and prior periods are reported on the basis under which we managed our businesses in 2010.

(14)

Overview of Our Earnings from 2008 through 2010

Our earnings increased to $3.3 billion in 2010 due to stabilization in the overall economic environment after declining to $1.5 billion in 2009 from the effects of the challenging economic environment and credit markets. Over the last several years, we tightened underwriting standards, shifted teams from origination to collection and maintained a proactive risk management focus. This, along with recent increased stability in the financial markets, contributed to lower losses and a return to pre-tax earnings and a significant increase in segment profit in 2010. GE also reduced the GE Capital ending net investment (ENI), excluding cash and equivalents, from $526 billion at January 1, 2010 to $477 billion at December 31, 2010. The current credit cycle has begun to show signs of stabilization and we expect further signs of stabilization as we enter 2011. Our focus is to reposition ourselves as a diversely funded and smaller, more focused finance company with strong positions in several mid-market, corporate and consumer financing segments.

CLL (40% and 30% of total three-year revenues and segment profit, respectively) offers a broad range of financial services worldwide with particular mid-market expertise. Earnings increased by $0.6 billion in 2010 reflecting lower delinquencies after declining by $0.9 billion in 2009, reflecting the continued weakening economic and credit environment. CLL continues to originate at higher margins and apply its disciplined risk management practices while integrating acquisitions to the portfolio and reducing costs through technology and productivity in order to grow in 2011 and beyond by reinvesting in higher returning core businesses. The most significant acquisitions affecting CLL results in 2009 were CitiCapital and Interbanca S.p.A. The acquisitions collectively contributed $1.7 billion and $0.4 billion to 2009 revenues and net earnings, respectively. Also during 2009, we recorded a gain on the sale of a limited partnership interest in Penske Truck Leasing Co., L.P. (PTL) and a related gain on the remeasurement of the retained interest to fair value totaling $0.3 billion.

Consumer (36% and 52% of total three-year revenues and total segment profit, respectively) earnings increased by $1.2 billion in 2010 reflecting lower delinquencies after declining by $2.2 billion in 2009, reflecting the current U.S. and global economic environments. In response, Consumer continued to reassess strategic alternatives and tighten underwriting, increased focus on collection effectiveness and adjusted reserve levels in response to when it is probable that losses have been incurred in the respective portfolios. During 2010, we completed the sale of our Central American bank and card business, BAC Credomatic GECF, Inc. (BAC). During 2009, we completed the sale of our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., the credit card business in Ireland and acquired a controlling interest in BAC. During 2008, Consumer executed on its previously announced plan to sell GE Money Japan, which comprised our Japanese personal loan business (Lake) and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd., and sold its Germany business.

Real Estate (9% and (15)% of total three-year revenues and total segment profit, respectively) earnings declined by $0.2 billion and $2.7 billion in 2010 and 2009, respectively, reflecting the current global economic environment, unemployment levels and continued challenging conditions in the real estate and credit markets. In response to the current environment, Real Estate re-aligned its business strategy to a longer-term hold model utilizing its operating skills and global asset management resources to maximize existing portfolio value. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values. As such, continued deterioration in economic conditions or prolonged market illiquidity may result in further earnings declines.

Energy Financial Services (5% and 10% of total three-year revenues and total segment profit, respectively) earnings increased $0.2 billion in 2010 after declining by $0.6 billion in 2009. Energy Financial Services has over $19 billion in energy and water investments, often financed for 20 to 30 year terms, about 14% of the assets held outside of the U.S.

GECAS (9% and 23% of total three-year revenues and total segment profit, respectively) is a leader in commercial aircraft leasing and finance. In a competitive and challenging environment, this business’ earnings increased by $0.2 billion in 2010 after declining by $0.1 billion in 2009. At December 31, 2010, we owned 1,546 commercial aircraft, of which all but one was on lease, and we held $15.4 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 74 aircraft ($5.7 billion list price) scheduled for delivery in 2011, all under agreement to commence operations with commercial airline customers.

(15)

Overall, acquisitions contributed $0.2 billion, $2.1 billion and $4.4 billion to total revenues in 2010, 2009 and 2008, respectively, excluding the effects of acquisition gains following our adoption of an amendment to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation. Our earnings included $0.1 billion, $0.4 billion and $0.5 billion in 2010, 2009 and 2008, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our ongoing results through lower revenues of $2.1 billion and $4.5 billion in 2010 and 2009, respectively, and higher revenues of $0.1 billion in 2008. This resulted in lower earnings of $0.3 billion in 2010 and higher earnings of $0.3 billion and $0.2 billion in 2009 and 2008, respectively.

Significant matters relating to our Statement of Earnings are explained below.

Discontinued Operations. Consistent with our goal of reducing GECC ENI and focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk, in December 2010, we sold our Central American bank and card business, BAC Credomatic GECF Inc. (BAC). In September 2007, we committed to a plan to sell our Japanese personal loan business (Lake) upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. Discontinued operations also includes our U.S. recreational vehicle and marine equipment finance business (Consumer RV Marine) and Consumer Mexico. All of these businesses were previously reported in the Consumer segment.

We reported the businesses described above as discontinued operations for all periods presented. For further information about discontinued operations, see “Segment Operations – Discontinued Operations” in this Item and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Interest on borrowings amounted to $14.9 billion, $17.5 billion and $24.6 billion in 2010, 2009 and 2008, respectively. Average borrowings declined from 2009 to 2010 and from 2008 to 2009, in line with changes in average assets. Interest rates have decreased over the three-year period attributable to declining global benchmark interest rates, partially offset by higher average credit spreads. Our average borrowings were $474.6 billion, $491.2 billion and $514.6 billion in 2010, 2009 and 2008, respectively. Our average composite effective interest rate was 3.2% in 2010, 3.6% in 2009 and 4.8% in 2008. In 2010, our average assets of $588.8 billion were 4% lower than in 2009, which in turn were 5% lower than in 2008. See the Liquidity and Borrowings section for a discussion of liquidity, borrowings and interest rate risk management.

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

Our effective income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GECC funds the majority of its non-U.S. operations through foreign companies that are subject to low foreign taxes.

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including, as discussed in Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, the possible expiration of the U.S. tax law provision deferring tax on active financial services income. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

(16)

Our benefits from lower taxed global operations declined to $1.2 billion in 2010 from $2.5 billion in 2009 principally because of lower earnings in our operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and from losses for which there was not a full tax benefit. These decreases also reflected management’s decision in 2009 to indefinitely reinvest prior year earnings outside the U.S. To the extent global interest rates and operating income increase we would expect tax benefits to increase, subject to management’s intention to indefinitely reinvest those earnings.

Our benefit from lower taxed global operations included the effect of the lower foreign tax rate on our indefinitely reinvested non-U.S. earnings which provided a tax benefit of $1.6 billion in 2010 and $2.3 billion in 2009. The tax benefit from non-U.S. income taxed at a local country rather than the U.S. statutory tax rate is reported in the effective tax rate reconciliation in the line “Tax on global earnings including exports.”

Our benefits from lower taxed global operations declined to $2.5 billion in 2009 from $4.0 billion in 2008 (including in each year a benefit from the decision to indefinitely reinvest prior year earnings outside the U.S.) principally because of lower earnings in our operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate. These decreases were partially offset by management’s decision in 2009 to indefinitely reinvest prior year earnings outside the U.S. that was larger than the 2008 decision to indefinitely reinvest prior year earnings outside the U.S.

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE’s tax payments are due. The effect of GECC on the amount of the consolidated tax liability from the formation of the NBCU joint venture will be settled in cash when it otherwise would have reduced the liability of the group absent the tax on joint venture formation.

Our effective tax rate was (39.7)% in 2010, compared with 163.3% in 2009 and (34.7)% in 2008. Comparing a tax benefit to pre-tax income resulted in a negative tax rate in 2010 and 2008. Comparing a tax benefit to pre-tax loss results in the positive tax rate in 2009. The GECC tax benefit of $3.8 billion in 2009 decreased by $2.9 billion to $0.9 billion in 2010. The lower 2010 tax benefit resulted in large part from the change from a pre-tax loss in 2009 to pre-tax income in 2010 which increased pre-tax income $4.7 billion and decreased the benefit ($1.6 billion), the non-repeat of the one-time benefit related to the 2009 decision (discussed below) to indefinitely reinvest undistributed prior year non-U.S. earnings ($0.7 billion), and a decrease in lower-taxed global operations in 2010 as compared to 2009 ($0.6 billion) caused in part by an increase in losses for which there was not a full tax benefit, including an increase in the valuation allowance associated with the deferred tax asset related to the 2008 loss on the sale of GE Money Japan ($0.2 billion). These lower benefits were partially offset by the benefit from resolution of the 2003-2005 IRS audit ($0.3 billion), which is reported in the caption “All other-net” in the effective tax rate reconciliation in Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Our tax benefit of $2.1 billion in 2008 increased by $1.7 billion to $3.8 billion in 2009. The higher benefit resulted in large part from the change from pre-tax income in 2008 to a pre-tax loss in 2009 which decreased pre-tax income $8.5 billion and increased the benefit ($3.0 billion), and the one-time benefit related to the 2009 decision (discussed below) to indefinitely reinvest undistributed prior-year non-U.S. earnings that was larger than the 2008 decision to indefinitely reinvest prior-year non-U.S. earnings ($0.4 billion). These increases in benefits were significantly offset by a decrease in 2009 benefits from lower-taxed global operations as compared to 2008 ($1.9 billion), substantially as a result of the impact in 2009 of lower interest rates and foreign exchange on the funding of our non-U.S. operations through companies that are subject to a low rate of tax.

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

Our 2008 rate reflects a reduction during 2008 of income in higher-taxed jurisdictions which increased the relative effect of tax benefits from lower-taxed global operations on the tax rate.

(17)

Global Risk Management

A disciplined approach to risk is important in a diversified organization like ours in order to ensure that we are executing according to our strategic objectives and that we only accept risk for which we are adequately compensated. We evaluate risk at the individual transaction level, and evaluate aggregated risk at the customer, industry, geographic and collateral-type levels, where appropriate.

Risk assessment and risk management are the responsibility of management. The GE Board of Directors (Board) has overall responsibility for risk oversight with a focus on the most significant risks facing the company, including strategic, operational and reputational risks. At the end of each year, management and the Board jointly develop a list of major risks that GE plans to prioritize in the next year. Throughout the year, the Board and the committees to which it has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic, operational and reputational risks are presented and discussed in the context of the CEO’s report on operations to the Board at regularly scheduled Board meetings and at presentations to the Board and its committees by the vice chairmen, chief risk officer, general counsel and other officers. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

•
In February 2011, the Board created a Risk Committee. This Committee oversees GE’s key risks, including strategic, operational, market, liquidity, funding, credit and product risk and the guidelines, policies and processes for monitoring and mitigating such risks. Starting in March 2011, as part of its overall risk oversight responsibilities for GE, the Risk Committee will also oversee risks related to GECS (including GECC), which previously was subject to direct Audit Committee oversight. The Risk Committee is expected to meet at least four times a year.

•
The Audit Committee oversees GE’s and GE Capital’s policies and processes relating to the financial statements, the financial reporting process, compliance and auditing. The GE Audit Committee receives an annual risk update, which focuses on the key risks affecting GE as well as reporting on the company’s risk assessment and risk management guidelines, policies and processes. In addition to monitoring ongoing compliance issues and matters, the GE Audit Committee also annually conducts an assessment of compliance issues and programs.

•	The Public Responsibilities Committee oversees risks related to GE’s public policy initiatives, the environment and similar matters.

•
The Management Development and Compensation Committee oversees the risks associated with management resources, structure, succession planning, management development and selection processes, including evaluating the effect compensation structure may have on risk decisions.

•	The Nominating and Corporate Governance Committee oversees risks related to the company’s governance structure and processes and risks arising from related person transactions.

The GE Board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include standardized reviews of long-term strategic and operational planning; executive development and evaluation; code of conduct compliance under GE’s The Spirit & The Letter; regulatory compliance; health, safety and environmental compliance; financial reporting and controllership; and information technology and security. GE’s chief risk officer (CRO) is responsible for overseeing and coordinating risk assessment and mitigation on an enterprise-wide basis. The CRO leads the Corporate Risk Function and is responsible for the identification of key business risks, providing for appropriate management of these risks within stated limits, and enforcement through policies and procedures. Management has two committees to further assist it in assessing and mitigating risk. The Policy Compliance Review Board meets between 10 and 14 times a year, is chaired by the company’s general counsel and includes the chief financial officer and other senior level functional leaders. It has principal responsibility for monitoring compliance matters across the company. The Corporate Risk Committee (CRC) meets at least four times a year, is chaired by the CRO and comprises the Chairman and CEO and other senior level business and functional leaders. It has principal responsibility for evaluating and addressing risks escalated to the CRO and Corporate Risk Function.

GE's Corporate Risk Function leverages the risk infrastructures in each of our businesses, which have adopted an approach that corresponds to the company’s overall risk policies, guidelines and review mechanisms. In 2010, we augmented the risk infrastructure by formalizing enterprise risk ownership at the business unit level and within our corporate functions. Our risk infrastructure is designed to identify, evaluate and mitigate risks within each of the following categories:

(18)

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

•
Financial. Financial risk relates to our ability to meet financial obligations and mitigate credit risk, liquidity risk and exposure to broad market risks, including volatility in foreign currency exchange rates and interest rates and commodity prices. Liquidity risk is the risk of being unable to accommodate liability maturities, fund asset growth and meet contractual obligations through access to funding at reasonable market rates and credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our industrial businesses, as well as in our GE Capital investing, lending and leasing activities and derivative financial instruments activities.

•
Legal and Compliance. Legal and compliance risk relates to changes in the government and regulatory environment, compliance requirements with policies and procedures, including those relating to financial reporting, environmental health and safety, and intellectual property risks. Government and regulatory risk is the risk that the government or regulatory actions will impose additional cost on us or cause us to have to change our business models or practices.

Risks identified through our risk management processes are prioritized and, depending on the probability and severity of the risk, escalated to the CRO. The CRO, in coordination with the CRC, assigns responsibility for the risks to the business or functional leader most suited to manage the risk. Assigned owners are required to continually monitor, evaluate and report on risks for which they bear responsibility. Enterprise risk leaders within each business and corporate function are responsible to present to the CRO and CRC risk assessments and key risks at least annually. We have general response strategies for managing risks, which categorize risks according to whether the company will avoid, transfer, reduce or accept the risk. These response strategies are tailored to ensure that risks are within acceptable GE Board tolerance levels.

Depending on the nature of the risk involved and the particular business or function affected, we use a wide variety of risk mitigation strategies, including hedging, delegation of authorities, operating reviews, insurance, standardized processes and strategic planning reviews. As a matter of policy, we generally hedge the risk of fluctuations in foreign currency exchange rates, interest rates and commodity prices. GE’s service businesses employ a comprehensive tollgate process leading up to and through the execution of a contractual service agreement to mitigate legal, financial and operational risks. Furthermore, we centrally manage some risks by purchasing insurance, the amount of which is determined by balancing the level of risk retained or assumed with the cost of transferring risk to others. We manage the risk of fluctuations in economic activity and customer demand by monitoring industry dynamics and responding accordingly, including by adjusting capacity, implementing cost reductions and engaging in mergers, acquisitions and dispositions.

GE Capital Risk Management and Oversight

GE Capital has developed a robust risk infrastructure and processes to manage risks related to its businesses and the GE Corporate Risk Function relies upon them in fulfillment of its mission. As discussed above, starting in March 2011, the GE Risk Committee will oversee GE Capital’s risk assessment and management processes, which was previously an Audit Committee responsibility.

At the GE Capital level, the GECS Board of Directors oversees the GE Capital risk management process, and approves all significant acquisitions and dispositions as well as significant borrowings and investments. All participants in the GE Capital risk management process must comply with approval limits established by the GECS Board.

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

(19)

GE Capital manages risk categories identified in GE Capital’s business environment, which if materialized, could prevent GE Capital from achieving its risk objectives and/or result in losses. These risks are defined as GE Capital’s Enterprise Risk Universe, which includes the following risks: strategic (including earnings and capital), reputational, liquidity, credit, market, operations (including financial, information technology and legal), and compliance.

GE Capital’s Enterprise Risk Management Committee (ERMC), which is comprised of the most senior leaders in GE Capital as well as the GE CRO, oversees the establishment of appropriate risk systems, including policies, procedures, and management committees that support risk controls to ensure the enterprise risks are effectively identified, measured, monitored, and controlled.

The ERMC also oversees the development of GE Capital’s overall risk appetite. The risk appetite is the amount of risk that GE Capital is willing and able to bear, expressed as the combination of the enterprise risk objectives and risk limits. GE Capital’s risk appetite is determined relative to its desired risk objectives, including, but not limited to, stand-alone credit ratings, capital levels, liquidity management, regulatory assessments, earnings, dividends and compliance. GE Capital determines its risk appetite through consideration of portfolio analytics, including stress testing and economic capital measurement, experience and judgment of senior risk officers, current portfolio levels, strategic planning, and regulatory and rating agency expectations.

GE Capital uses stress testing to supplement other risk management processes. The ERMC approves the high-level scenarios for, and reviews the results of, GE Capital-wide stress tests across key risk areas, such as credit and investment, liquidity and market risk. Stress test results are also expressed in terms of impact to capital levels and metrics, and that information is reviewed with the GECS Board and the GE Risk Committee at least twice a year. Stress testing requirements are set forth in the Company’s approved risk policies. Key policies, such as the Enterprise Risk Management Policy, the Enterprise Risk Appetite Statement and the Liquidity and Capital Management policies are approved by the GE Risk Committee at least annually.

GE Capital, in coordination with and under the oversight of the GE CRO, provides comprehensive risk reports to the GE Risk Committee. At these meetings, which occur at least four times a year, GE Capital senior management focuses on the risk strategy and financial services portfolio, including the risk oversight processes used to manage all the elements of risk managed by the ERMC.

Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section. Additional information about our credit risk and GECS portfolio can be found in the Financial Resources and Liquidity and Critical Accounting Estimates sections.

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

GECC corporate items and eliminations include unallocated Treasury and Tax operations; Trinity, a group of sponsored special purpose entities; certain consolidated liquidating securitization entities; the effects of eliminating transactions between operating segments; underabsorbed corporate overhead; certain non-allocated amounts determined by the Chairman; and a variety of sundry items. GECC corporate items and eliminations is not an operating segment. Rather, it is added to operating segment totals to reconcile to consolidated totals on the financial statements.

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

(20)

Segment profit excludes the effects of principal pension plans, results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes. Segment profit, which we sometimes refer to as “net earnings”, includes interest and income taxes. Beginning January 1, 2011, GE will allocate service costs related to its principal pension plans and GE will no longer allocate the retiree costs of its postretirement healthcare benefits to its segments. This revised allocation methodology will better align segment operating costs to the active employee costs, which are managed by the segments. We do not expect this change to significantly affect reported segment results.

We have reclassified certain prior-period amounts to conform to the current-period presentation. For additional information about our segments, see Part I, Item 1. “Business” and Note 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Summary of Operating Segments

(In millions)	2010	2009	2008

Revenues
CLL(a)	$18,447	$20,762	$26,856
Consumer(a)	17,822	17,634	24,177
Real Estate	3,744	4,009	6,646
Energy Financial Services	1,957	2,117	3,707
GECAS(a)	5,127	4,594	4,688
Total segment revenues	47,097	49,116	66,074
GECC corporate items and eliminations	(57)	630	1,571
Total revenues in GECC	$47,040	$49,746	$67,645

Segment profit (loss)
CLL(a)	$1,554	$963	$1,838
Consumer(a)	2,629	1,419	3,623
Real Estate	(1,741)	(1,541)	1,144
Energy Financial Services	367	212	825
GECAS(a)	1,195	1,016	1,140
Total segment profit	4,004	2,069	8,570
GECC corporate items and eliminations(b)(c)	(739)	(607)	(507)
Earnings from continuing operations attributable to GECC	3,265	1,462	8,063
Earnings (loss) from discontinued operations, net of taxes,
attributable to GECC	(974)	151	(641)
Total net earnings attributable to GECC	$2,291	$1,613	$7,422

(a)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(b)
Included restructuring and other charges for 2010 and 2009 of $0.2 billion and $0.4 billion, respectively; related to CLL ($0.2 billion and $0.3 billion), primarily business exits and Consumer (an insignificant amount and $0.1 billion), primarily restructuring and other charges.

(c)	Included $0.1 billion of net losses during both 2010 and 2009, related to our treasury operations.

See accompanying notes to consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(21)

CLL

(In millions)	2010	2009	2008

Revenues	$18,447	$20,762	$26,856

Segment profit	$1,554	$963	$1,838

December 31 (In millions)	2010	2009

Total assets	$202,650	$210,742

(In millions)	2010	2009	2008

Revenues
Americas	$9,867	$10,191	$11,594
Europe	4,140	4,938	6,011
Asia	2,202	2,157	2,400
Other	2,238	3,476	6,851

Segment profit (loss)
Americas	$1,263	$659	$1,195
Europe	393	362	723
Asia	246	132	147
Other	(348)	(190)	(227)

December 31 (In millions)	2010	2009

Total assets
Americas	$114,685	$115,628
Europe	50,026	54,651
Asia	18,269	19,451
Other	19,670	21,012

CLL 2010 revenues decreased 11% and net earnings increased 61% compared with 2009. Revenues in 2010 and 2009 included $0.2 billion and $0.1 billion, respectively, from acquisitions, and in 2010 were reduced by $1.2 billion from dispositions, primarily related to the deconsolidation of PTL, which included $0.3 billion related to a gain on the sale of a partial interest in a limited partnership in PTL and remeasurement of our retained investment. Revenues in 2010 also decreased $1.2 billion compared with 2009 as a result of organic revenue declines ($1.4 billion), partially offset by the weaker U.S. dollar ($0.2 billion). Net earnings increased by $0.6 billion in 2010, reflecting lower provisions for losses on financing receivables ($0.6 billion), higher gains ($0.2 billion) and lower selling, general and administrative costs ($0.1 billion). These increases were partially offset by the absence of the gain on the PTL sale and remeasurement ($0.3 billion) and declines in lower-taxed earnings from global operations ($0.1 billion).

CLL 2009 revenues decreased 23% and net earnings decreased 48% compared with 2008. Revenues in 2009 and 2008 included $1.9 billion and $0.3 billion from acquisitions, respectively, and were reduced by $3.2 billion from dispositions, primarily related to the deconsolidation of PTL. Revenues in 2009 also included $0.3 billion related to a gain on the sale of a partial interest in a limited partnership in PTL and remeasurement of our retained investment. Revenues in 2009 decreased $4.7 billion compared with 2008 as a result of organic revenue declines ($4.0 billion) and the stronger U.S. dollar ($0.7 billion). Net earnings decreased by $0.9 billion in 2009, reflecting higher provisions for losses on financing receivables ($0.5 billion), lower gains ($0.5 billion) and declines in lower-taxed earnings from global operations ($0.4 billion), partially offset by acquisitions ($0.4 billion), higher investment income ($0.3 billion) and the stronger U.S. dollar ($0.1 billion). Net earnings also included the gain on PTL sale and remeasurement ($0.3 billion) and higher Genpact gains ($0.1 billion), partially offset by mark-to-market losses and other-than-temporary impairments ($0.1 billion).

(22)

Consumer

(In millions)	2010	2009	2008

Revenues	$17,822	$17,634	$24,177

Segment profit	$2,629	$1,419	$3,623

December 31 (In millions)	2010	2009

Total assets	$154,469	$160,494

Consumer 2010 revenues increased 1% and net earnings increased 85% compared with 2009. Revenues in 2010 were reduced by $0.3 billion as a result of dispositions. Revenues in 2010 increased $0.5 billion compared with 2009 as a result of the weaker U.S. dollar ($0.5 billion). The increase in net earnings resulted primarily from core growth ($1.2 billion) and the weaker U.S dollar ($0.1 billion), partially offset by the effects of dispositions ($0.1 billion). Core growth included lower provisions for losses on financing receivables across most platforms ($1.5 billion) and lower selling, general and administrative costs ($0.2 billion), partially offset by declines in lower-taxed earnings from global operations ($0.7 billion) including the absence of the first quarter 2009 tax benefit ($0.5 billion) from the decision to indefinitely reinvest prior-year earnings outside the U.S. and an increase in the valuation allowance associated with Japan ($0.2 billion).

Consumer 2009 revenues decreased 27% and net earnings decreased 61% compared with 2008. Revenues in 2009 included $0.2 billion from acquisitions and were reduced by $1.7 billion as a result of dispositions, and the lack of a current-year counterpart to the 2008 gain on sale of our Corporate Payment Services (CPS) business ($0.4 billion). Revenues in 2009 decreased $4.7 billion compared with 2008 as a result of organic revenue declines ($3.1 billion) and the stronger U.S. dollar ($1.6 billion). The decrease in net earnings resulted primarily from core declines ($2.4 billion) and the lack of a current-year counterpart to the 2008 gain on sale of our CPS business ($0.2 billion). These decreases were partially offset by higher securitization income ($0.3 billion) and the stronger U.S. dollar ($0.1 billion). Core declines primarily resulted from lower results in the U.S., U.K., and our banks in Eastern Europe, reflecting higher provisions for losses on financing receivables ($1.3 billion) and declines in lower-taxed earnings from global operations ($0.7 billion). The benefit from lower-taxed earnings from global operations included $0.5 billion from the decision to indefinitely reinvest prior-year earnings outside the U.S.

(23)

Real Estate

(In millions)	2010	2009	2008

Revenues	$3,744	$4,009	$6,646

Segment profit (loss)	$(1,741)	$(1,541)	$1,144

December 31 (In millions)	2010	2009

Total assets	$72,630	$81,505

Real Estate 2010 revenues decreased 7% and net earnings decreased 13% compared with 2009. Revenues for 2010 decreased $0.3 billion compared with 2009 as a result of organic revenue declines and a decrease in property sales, partially offset by the weaker U.S. dollar. Real Estate net earnings decreased $0.2 billion compared with 2009, primarily from an increase in impairments related to equity properties and investments ($0.9 billion), partially offset by a decrease in provisions for losses on financing receivables ($0.4 billion), and core increases ($0.3 billion). Depreciation expense on real estate equity investments totaled $1.0 billion and $1.2 billion for 2010 and 2009, respectively.

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

(24)

Energy Financial Services

(In millions)	2010	2009	2008

Revenues	$1,957	$2,117	$3,707

Segment profit	$367	$212	$825

December 31 (In millions)	2010	2009

Total assets	$19,549	$22,616

Energy Financial Services 2010 revenues decreased 8% and net earnings increased 73% compared with 2009. Revenues in 2010 included a $0.1 billion gain related to the Regency transaction and in 2009 were reduced by $0.1 billion of gains from dispositions. Revenues in 2010 decreased compared with 2009 as a result of organic revenue growth ($0.4 billion), primarily increases in associated company revenues resulting from an asset sale by an investee ($0.2 billion), more than offset by the deconsolidation of Regency. The increase in net earnings resulted primarily from core increases ($0.1 billion), primarily increases in associated company earnings resulting from an asset sale by an investee ($0.2 billion) and the gain related to the Regency transaction ($0.1 billion).

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

GECAS

(In millions)	2010	2009	2008

Revenues	$5,127	$4,594	$4,688

Segment profit	$1,195	$1,016	$1,140

December 31 (In millions)	2010	2009

Total assets	$49,106	$48,178

GECAS 2010 revenues increased 12% and net earnings increased 18% compared with 2009. Revenues in 2010 increased compared with 2009 as a result of organic revenue growth ($0.5 billion), including higher investment income. The increase in net earnings resulted primarily from core increases ($0.2 billion), including the benefit from resolution of the 2003-2005 IRS audit, lower credit losses and higher investment income, partially offset by higher impairments related to our operating lease portfolio of commercial aircraft.

GECAS 2009 revenues decreased 2% and net earnings decreased 11% compared with 2008. The decrease in revenues resulted primarily from lower asset sales ($0.2 billion). The decrease in net earnings resulted primarily from lower asset sales ($0.1 billion) and core declines reflecting higher credit losses and impairments.

(25)

Corporate Items and Eliminations

GECC Corporate Items and Eliminations include Treasury operation expenses for both 2010 and 2009 of $0.1 billion.  These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

GECC Corporate Items and Eliminations include $0.2 billion of unallocated Tax benefits for 2009 related to the decision to indefinitely reinvest prior-year earnings outside the U.S.

Certain amounts included in GECC Corporate Items and Eliminations cost are not allocated to the five operating businesses within the GE Capital segment because they are excluded from the measurement of their operating performance for internal purposes.  Unallocated costs included $0.2 billion and $0.4 billion for 2010 and 2009, respectively, primarily related to restructuring and other charges. In addition, effective January 1, 2010, the cost of certain CLL and Consumer headquarters activities, previously reported in the respective businesses, were allocated to Corporate Items and Eliminations ($0.2 billion).

Discontinued Operations

	2010	2009	2008
(In millions)

Earnings (loss) from discontinued operations,
net of taxes	$(974)	$151	$(641)

Discontinued operations primarily comprised BAC, GE Money Japan, our U.S. mortgage business (WMC), Consumer RV Marine and Consumer Mexico. Results of these businesses are reported as discontinued operations for all periods presented.

During the fourth quarter of 2010, we completed the sale of our 100% interest in BAC for $1.9 billion. As a result, we recognized an after-tax gain of $0.8 billion in 2010. The disposition of BAC is consistent with our goal of reducing ENI and focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk.

In the fourth quarter of 2010, we entered into agreements to sell Consumer RV Marine and Consumer Mexico for approximately $2.4 billion and approximately $2.0 billion, respectively, and have classified these businesses as discontinued operations.

During the third quarter of 2007, we committed to a plan to sell our Lake business and recorded an after-tax loss of $0.9 billion, which represented the difference between the net book value of our Lake business and the projected sale price. During 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our minority ownership interest in GE Nissen Credit Co., Ltd. In connection with this sale, and primarily related to our Japanese mortgage and card businesses, we recorded an incremental $0.4 billion loss in 2008.

In 2010, loss from discontinued operations, net of taxes, primarily reflected incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan ($1.7 billion) and estimated after-tax losses of $0.2 billion and $0.1 billion on the planned sales of Consumer Mexico and Consumer RV Marine, respectively, partially offset by an after-tax gain on the sale of BAC of $0.8 billion and earnings from operations at Consumer Mexico of $0.2 billion and at BAC of $0.1 billion.

Loss from discontinued operations, net of taxes, in 2009, primarily reflected incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan of $0.1 billion.

Loss from discontinued operations, net of taxes, in 2008 was $0.6 billion, primarily reflected a loss from operations of $0.3 billion, and incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan of $0.4 billion.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(26)

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

Geographic Revenues

(In billions)
	2010	2009	2008

U.S.	$22.3	$24.5	$31.4
Europe	12.5	14.9	21.2
Pacific Basin	7.3	7.1	10.0
Americas	3.5	2.2	3.7
Middle East and Africa	0.5	0.5	0.4
Other Global	0.9	0.5	0.9
Total	$47.0	$49.7	$67.6

Global revenues decreased 2% to $24.7 billion in 2010, compared with $25.2 billion and $36.2 billion in 2009 and 2008, respectively, primarily as a result of decreases in Europe. Global revenues as a percentage of total revenues were 53% in 2010, compared with 51% and 54% in 2009 and 2008, respectively. Global revenue decreased by 31% in 2009 from $36.2 billion in 2008, primarily due to dispositions in Europe and the Pacific Basin. The effects of currency fluctuations on reported results increased revenues by $0.8 billion in 2010, decreased revenues by $2.5 billion in 2009 and increased revenues by $1.2 billion in 2008.

Total Assets (continuing operations)

December 31 (In billions)
	2010	2009

U.S.	$296.3	$300.2
Europe	139.0	162.3
Pacific Basin	54.3	60.2
Americas	32.8	30.7
Other Global	53.5	54.3
Total	$575.9	$607.7

Our global assets on a continuing basis of $279.6 billion at the end of 2010 were 9% lower than at the end of 2009, reflecting core declines in Europe and the Pacific Basin, primarily due to portfolio run-off in various businesses at Consumer and lower financing receivables and equipment leased to others at CLL.

Financial results of our global activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the pound sterling, the euro, the Japanese yen, the Canadian dollar and the Australian dollar.

(27)

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position, Liquidity and Borrowings, Debt and Derivative Instruments, Guarantees and Covenants, the Statement of Changes in Shareowner’s Equity, the Statement of Cash Flows, Contractual Obligations, and Variable Interest Entities.

Overview of Financial Position

Major changes to our shareowner’s equity are discussed in the Statement of Changes in Shareowner’s Equity section. In addition, other significant changes to balances in our Statement of Financial Position follow.

Statement of Financial Position

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs) in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010) and investment securities held at our global banks. The fair value of investment securities decreased to $18.0 billion at December 31, 2010, from $26.9 billion at December 31, 2009, primarily driven by a decrease in retained interests as a result of our adoption of FASB Accounting Standards Update (ASU) 2009-16 and ASU 2009-17, amendments to ASC 860, Transfers and Servicing, and ASC 810, Consolidations, respectively (ASU 2009-16 & 17), and maturities partially offset by improved market conditions. Of the amount at December 31, 2010, we held debt securities with an estimated fair value of $16.4 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $5.1 billion, $1.8 billion and $1.4 billion, respectively. Unrealized losses on debt securities were $1.0 billion and $1.8 billion at December 31, 2010 and December 31, 2009, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $0.1 billion, $0.4 billion and $0.1 billion, respectively, at December 31, 2010, as compared with $0.3 billion, $0.7 billion and $0.3 billion, respectively, at December 31, 2009.

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

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS securities are in a senior position in the capital structure of the deals and 66% are agency bonds or insured by Monoline insurers (on which we continue to place reliance). Of our total RMBS portfolio at December 31, 2010 and December 31, 2009, approximately $0.7 billion and $0.9 billion, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 73% have been subsequently downgraded to below investment grade.

Our CMBS portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high quality properties (large loan CMBS), a majority of which were originated in 2007 and 2006. Substantially all of the securities in our CMBS portfolio have investment grade credit ratings and the vast majority of the securities are in a senior position in the capital structure.

Our asset-backed securities (ABS) portfolio is collateralized by a variety of diversified pools of assets such as student loans and credit cards, as well as large senior secured loans of  high quality middle market companies in a variety of industries. The vast majority of our ABS securities are in a senior position in the capital structure of the deals. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

For ABS, including RMBS, we estimate the portion of loss attributable to credit using a discounted cash flow model that considers estimates of cash flows generated from the underlying collateral. Estimates of cash flows consider internal credit risk, interest rate and prepayment assumptions that incorporate management’s best estimate of key assumptions, including default rates, loss severity and prepayment rates. For CMBS, we estimate the portion of loss attributable to credit by evaluating potential losses on each of the underlying loans in the security. Collateral cash flows are considered in the context of our position in the capital structure of the deals. Assumptions can vary widely depending upon the collateral type, geographic concentrations and vintage.

(28)

If there has been an adverse change in cash flows for RMBS, management considers credit enhancements such as Monoline insurance (which are features of a specific security). In evaluating the overall creditworthiness of the Monoline insurer (Monoline), we use an analysis that is similar to the approach we use for corporate bonds, including an evaluation of the sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurance or other regulator.

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At December 31, 2010, our investment securities insured by Monolines on which we continue to place reliance were $1.3 billion, including $0.3 billion of our $0.7 billion investment in subprime RMBS. At December 31, 2010, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected credit loss was $0.3 billion.

Total pre-tax, other-than-temporary impairment losses during 2010 were $0.4 billion, of which $0.2 billion was recognized in earnings and primarily relates to credit losses on RMBS, non-U.S. government securities, non-U.S. corporate securities and equity securities, and $0.2 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities and non-U.S. corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at December 31, 2010, is $0.4 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At December 31, 2010, unrealized losses on investment securities totaled $1.0 billion aged 12 months or longer, compared with unrealized losses of $1.9 billion, including $1.7 billion aged 12 months or longer, at December 31, 2009. Of the amount aged 12 months or longer at December 31, 2010, more than 70% of our debt securities were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.6 billion and $0.1 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at December 31, 2010, the vast majority relate to debt securities held to support obligations to holders of GICs and annuitants and policyholders in our run-off insurance operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. For additional information, see Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(29)

Fair Value Measurements. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Additional information about our application of this guidance is provided in Notes 1 and 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Investments measured at fair value in earnings include equity investments of $0.8 billion at year-end 2010. The earnings effects of changes in fair value on these assets, favorable and unfavorable, will be reflected in the period in which those changes occur. As discussed in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, we also have assets that are classified as held for sale in the ordinary course of business, loans and real estate properties, carried at $3.5 billion at year-end 2010, which represents the lower of carrying amount or estimated fair value less costs to sell. To the extent that the estimated fair value less costs to sell is lower than carrying value, any favorable or unfavorable changes in fair value will be reflected in earnings in the period in which such changes occur.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our consumer portfolio is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 14% of our total portfolio. Of those, approximately 63% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 37% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

Our commercial portfolio primarily comprises senior, secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, which for our CLL business primarily include: industrial-related facilities and equipment, vehicles, corporate aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment, and healthcare industries. The portfolios in our Real Estate, GECAS and Energy Financial Services businesses are collateralized by commercial real estate, commercial aircraft and operating assets in the global energy and water industries, respectively. We are in a secured position for substantially all of our commercial portfolio.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible to experience credit losses that are different from our current estimates.

Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

Loans acquired in a business acquisition are recorded at fair value, which incorporates our estimate at the acquisition date of the credit losses over the remaining life of the portfolio. As a result, the allowance for losses is not carried over at acquisition. This may have the effect of causing lower reserve coverage ratios for those portfolios.

(30)

For purposes of the discussion that follows, “delinquent” receivables are those that are 30 days or more past due based on their contractual terms; and “nonearning” receivables are those that are 90 days or more past due (or for which collection is otherwise doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition). Under ASC 310, Receivables, these loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans that are paying on a cash accounting basis but classified as nonaccrual and impaired. “Nonaccrual” financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in the Critical Accounting Estimates section of this Item and Notes 1, 4 and 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(31)

	Financing receivables at			Nonearning receivables at			Allowance for losses at
	December 31,	January 1,	December 31,	December 31,	January 1,	December 31,	December 31,	January 1,	December 31,
(In millions)	2010	2010(a)	2009	2010	2010(a)	2009	2010	2010(a)	2009

Commercial
CLL(b)
Americas	$86,596	$99,666	$87,496	$2,571	$3,437	$3,155	$1,287	$1,245	$1,179
Europe	37,498	43,403	41,455	1,241	1,441	1,441	429	575	575
Asia	11,943	13,159	13,202	406	559	576	222	234	244
Other	2,626	2,836	2,836	8	24	24	7	11	11
Total CLL	138,663	159,064	144,989	4,226	5,461	5,196	1,945	2,065	2,009

Energy
Financial
Services	7,011	7,790	7,790	62	78	78	22	28	28

GECAS(b)	12,615	13,254	13,254	–	153	153	20	104	104

Other(c)	1,788	2,614	2,614	102	72	72	58	34	34
Total
Commercial	160,077	182,722	168,647	4,390	5,764	5,499	2,045	2,231	2,175

Real Estate
Debt(d)	30,249	36,257	36,565	961	939	939	1,292	1,355	1,358
Business
properties(e)	9,962	12,416	8,276	386	419	313	196	181	136
Total Real Estate	40,211	48,673	44,841	1,347	1,358	1,252	1,488	1,536	1,494

Consumer(b)
Non-U.S.
residential
mortgages(f)	45,536	54,921	54,921	3,812	4,331	4,331	828	926	926
Non-U.S.
installment
and revolving
credit	20,368	23,443	23,443	290	409	409	945	1,116	1,116
U.S. installment
and revolving
credit	43,974	44,008	20,027	1,201	1,624	832	2,333	3,153	1,551
Non-U.S. auto	8,877	12,762	12,762	48	66	66	174	303	303
Other	8,306	10,156	10,156	478	610	610	259	291	291
Total Consumer	127,061	145,290	121,309	5,829	7,040	6,248	4,539	5,789	4,187
Total	$327,349	$376,685	$334,797	$11,566	$14,162	$12,999	$8,072	$9,556	$7,856

(a)
Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010. See Notes 4 and 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(c)	Primarily consisted of loans and financing leases in former consolidated, liquidating securitization entities, which became wholly owned affiliates in December 2010.

(d)	Financing receivables included $218 million and $317 million of construction loans at December 31, 2010 and December 31, 2009, respectively.

(e)	Our Business properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

(f)
At December 31, 2010, net of credit insurance, approximately 24% of our secured Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, 82% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 75% and have re-indexed loan-to-value ratios of 83% and 60%, respectively. At December 31, 2010, 4% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(32)

On January 1, 2010, we adopted ASU 2009-16 & 17, resulting in the consolidation of $40.2 billion of net financing receivables at January 1, 2010. We have provided comparisons of our financing receivables portfolio at December 31, 2010 to January 1, 2010, as we believe that it provides a more meaningful comparison of our portfolio quality following the adoption of ASU 2009-16 & 17.

The portfolio of financing receivables, before allowance for losses, was $327.3 billion at December 31, 2010, and $376.7 billion at January 1, 2010. Financing receivables, before allowance for losses, decreased $49.4 billion from January 1, 2010, primarily as a result of collections exceeding originations ($26.3 billion) (which includes sales), write-offs ($10.1 billion), the stronger U.S. dollar ($2.1 billion) and dispositions ($1.2 billion), partially offset by acquisitions ($2.8 billion).

Related nonearning receivables totaled $11.6 billion (3.5% of outstanding receivables) at December 31, 2010, compared with $14.2 billion (3.8% of outstanding receivables) at January 1, 2010. Nonearning receivables decreased from January 1, 2010, primarily due to improvements in our entry rates in Consumer and improved performance in Commercial, offset by increased Real Estate delinquencies driven by the continued challenging environment in the commercial real estate markets.

The allowance for losses at December 31, 2010 totaled $8.1 billion compared with $9.6 billion at January 1, 2010, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $1.5 billion from January 1, 2010, primarily because provisions were lower than write-offs, net of recoveries by $1.3 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables increased from 2.3% at December 31, 2009 to 2.5% at December 31, 2010 primarily due to the adoption of ASU 2009-16 & 17 on January 1, 2010.  Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

(33)

	Nonearning financing receivables			Allowance for losses as a percent of			Allowance for losses as a percent of
	as a percent of financing receivables			nonearning financing receivables			total financing receivables
	December 31,	January 1,	December 31,	December 31,	January 1,	December 31,	December 31,	January 1,	December 31,
	2010	2010(a)	2009	2010	2010(a)	2009	2010	2010(a)	2009

Commercial
CLL(b)
Americas	3.0%	3.4%	3.6%	50.1%	36.2%	37.4%	1.5%	1.2%	1.3%
Europe	3.3	3.3	3.5	34.6	39.9	39.9	1.1	1.3	1.4
Asia	3.4	4.2	4.4	54.7	41.9	42.4	1.9	1.8	1.8
Other	0.3	0.8	0.8	87.5	45.8	45.8	0.3	0.4	0.4
Total CLL	3.0	3.4	3.6	46.0	37.8	38.7	1.4	1.3	1.4

Energy
Financial
Services	0.9	1.0	1.0	35.5	35.9	35.9	0.3	0.4	0.4

GECAS(b)	-	1.2	1.2	-	68.0	68.0	0.2	0.8	0.8

Other	5.7	2.8	2.8	56.9	47.2	47.2	3.2	1.3	1.3

Total
Commercial	2.7	3.2	3.3	46.6	38.7	39.6	1.3	1.2	1.3

Real Estate
Debt	3.2	2.6	2.6	134.4	144.3	144.6	4.3	3.7	3.7
Business
properties	3.9	3.4	3.8	50.8	43.2	43.5	2.0	1.5	1.6

Total Real Estate	3.3	2.8	2.8	110.5	113.1	119.3	3.7	3.2	3.3

Consumer(b)
Non-U.S.
residential
mortgages	8.4	7.9	7.9	21.7	21.4	21.4	1.8	1.7	1.7
Non-U.S.
installment and
revolving
credit	1.4	1.7	1.7	325.9	272.9	272.9	4.6	4.8	4.8
U.S. installment
and revolving
credit	2.7	3.7	4.2	194.3	194.2	186.4	5.3	7.2	7.7
Non-U.S. auto	0.5	0.5	0.5	362.5	459.1	459.1	2.0	2.4	2.4
Other	5.8	6.0	6.0	54.2	47.7	47.7	3.1	2.9	2.9

Total Consumer	4.6	4.8	5.2	77.9	82.2	67.0	3.6	4.0	3.5

Total	3.5	3.8	3.9	69.8	67.5	60.4	2.5	2.5	2.3

(a)
Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010. See Notes 4 and 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(34)

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $2.6 billion represented 22.2% of total nonearning receivables at December 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 36.2% at January 1, 2010, to 50.1% at December 31, 2010 reflecting an overall decrease in nonearning receivables combined with a further slight increase in loss severity in our equipment, and franchise restaurant and hotel portfolios. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.4% at January 1, 2010, to 3.0% at December 31, 2010, primarily due to reduced nonearning exposures in our corporate lending, corporate aircraft, and industrial materials portfolios, which more than offset deterioration in our healthcare and franchise restaurant and hotel portfolios. Collateral supporting these nonearning financing receivables primarily includes corporate aircraft and assets in the restaurant and hospitality, trucking, and forestry industries, and for our leveraged finance business, equity of the underlying businesses.

CLL – Europe. Nonearning receivables of $1.2 billion represented 10.7% of total nonearning receivables at December 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables decreased from 39.9% at January 1, 2010, to 34.6% at December 31, 2010, as a greater proportion of nonearning receivables was attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables decreased slightly from 67.2% at January 1, 2010, to 65.7% at December 31, 2010, due to the increase of highly collateralized nonearning receivables in our senior secured lending portfolio, partially offset by a reduction in nonearning receivables in our senior secured lending and equipment finance portfolios due to restructuring, sale, or write-off. The ratio of nonearning receivables as a percent of financing receivables remained consistent at 3.3% at December 31, 2010, due to an increase in nonearning receivables in the Interbanca S.p.A. portfolio offset by the decrease in nonearning receivables across our senior secured lending, equipment finance and asset-based lending portfolios, primarily for the reasons previously mentioned. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our senior secured lending business and equipment and trade receivables for our equipment finance and asset-based lending portfolios, respectively.

CLL – Asia. Nonearning receivables of $0.4 billion represented 3.5% of total nonearning receivables at December 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 41.9% at January 1, 2010, to 54.7% at December 31, 2010, primarily as a result of restructuring, sale or write-off of nonearning receivables in our asset-based financing businesses in Japan, which is highly collateralized. The ratio of nonearning receivables as a percent of financing receivables decreased from 4.2% at January 1, 2010, to 3.4% at December 31, 2010, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, partially offset by a lower financing receivables balance. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft, and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $1.0 billion represented 8.3% of total nonearning receivables at December 31, 2010. The increase in nonearning receivables from January 1, 2010, was driven primarily by increased delinquencies in the U.S. office portfolio and the European hotel and retail portfolios, partially offset by foreclosures and discounted payoffs primarily related to U.S. multi-family loans. The ratio of allowance for losses as a percent of nonearning receivables decreased from 144.3% to 134.4% reflecting write-offs driven by settlements and payoffs from impaired loan borrowers. Since our approach identifies loans as impaired even when the loan is currently paying in accordance with contractual terms, increases in nonearning receivables do not necessarily require proportionate increases in reserves upon migration to nonearning status as specific reserves have often been established on the loans prior to their migration to nonearning status. The ratio of allowance for losses as a percent of total financing receivables increased from 3.7% at January 1, 2010, to 4.3% at December 31, 2010, driven primarily by continued rental rate deterioration in the U.S. markets, which resulted in an increase in specific credit loss provisions.

(35)

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At December 31, 2010, total Real Estate financing receivables of $40.2 billion were primarily collateralized by owner occupied properties ($10.0 billion), office buildings ($9.4 billion), apartment buildings ($6.2 billion) and hotel properties ($4.4 billion). In 2010, commercial real estate markets have continued to be under pressure, with limited market liquidity and challenging economic conditions. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate – Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of approximately $0.1 billion and $0.4 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At December 31, 2010, we had 116 foreclosed commercial real estate properties which had a value of approximately $0.6 billion.

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $3.8 billion represented 33.0% of total nonearning receivables at December 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased slightly from 21.4% at January 1, 2010, to 21.7% at December 31, 2010. In 2010, our nonearning receivables decreased primarily due to continued collection and loss mitigation efforts and signs of stabilization in the U.K. housing market. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 83% and 60%, respectively. About 3% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At December 31, 2010, we had in repossession stock approximately 700 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables increased from 7.9% at January 1, 2010, to 8.4% at December 31, 2010, primarily due to reduced originations across all platforms.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.3 billion represented 2.5% of total nonearning receivables at December 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 272.9% at January 1, 2010, to 325.9% at December 31, 2010, reflecting changes in business mix following the reclassification of nonearning receivables to assets of businesses held for sale following our commitment in 2010 to sell our Consumer businesses in Argentina, Brazil and Canada.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $1.2 billion represented 10.4% of total nonearning receivables at December 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables remained consistent at approximately 194.2%. The ratio of nonearning receivables as a percentage of financing receivables decreased from 3.7% at January 1, 2010, to 2.7% at December 31, 2010, primarily due to lower delinquencies reflecting an improvement in the overall credit environment.

(36)

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $21.4 billion nonaccrual loans at December 31, 2010, $9.3 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
(In millions)	receivables	receivables

December 31, 2010

Commercial
CLL	$5,246	$4,226
Energy Financial Services	78	62
GECAS	–	–
Other	139	102
Total Commercial	5,463	4,390

Real Estate	9,719	1,347

Consumer	6,211	5,829
Total	$21,393	$11,566

Impaired Loans

“Impaired” loans in the table below are defined as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. The vast majority of our Consumer and a portion of our CLL nonaccrual receivables are excluded from this definition, as they represent smaller balance homogeneous loans that we evaluate collectively by portfolio for impairment.

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

(37)

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	At
	December 31,	January 1,	December 31,
	2010	2010(a)	2009
Loans requiring allowance for losses
Commercial(b)	$2,733	$2,853	$2,876
Real Estate	6,812	5,339	5,284
Consumer	2,448	1,300	936
Total loans requiring allowance for losses	11,993	9,492	9,096

Loans expected to be fully recoverable
Commercial(b)	3,087	2,232	2,110
Real Estate	3,005	1,284	1,234
Consumer	106	397	397
Total loans expected to be fully recoverable	6,198	3,913	3,741
Total impaired loans	$18,191	$13,405	$12,837

Allowance for losses (specific reserves)
Commercial(b)	$1,031	$1,031	$1,073
Real Estate	1,150	1,038	1,017
Consumer	555	301	235
Total allowance for losses (specific reserves)	$2,736	$2,370	$2,325

Average investment during the period	$15,543	(d)	$8,462
Interest income earned while impaired(c)	392	(d)	219

(a)
Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010. See Notes 4 and 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(b)	Includes CLL, Energy Financial Services, GECAS and Other.

(c)	Recognized principally on a cash basis for the years ended December 31, 2010 and 2009, respectively.

(d)	Not applicable.

Impaired loans consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business. Impaired loans increased by $4.8 billion from January 1, 2010, to December 31, 2010, primarily relating to increases at Real Estate. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in Real Estate impaired loans reflects deterioration in commercial real estate values, particularly in Japan and the U.S., as well as an increase in troubled debt restructurings (TDRs). Real Estate specific reserves have not increased proportionately to the increase in impaired loans, primarily due to an increase in TDRs that are expected to be fully recoverable based on the value of the underlying collateral and are performing in accordance with their modified terms. Of our $9.8 billion impaired loans at Real Estate at December 31, 2010, $8.1 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at December 31, 2010 and December 31, 2009, classified by the method used to measure impairment was as follows.

(38)

	At
	December 31,	December 31,
(In millions)	2010	2009

Method used to measure impairment
Discounted cash flow	$7,650	$6,971
Collateral value	10,541	5,866
Total	$18,191	$12,837

See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for further information on collateral dependent loans and our valuation process.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR, and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At December 31, 2010, TDRs included in impaired loans were $10.1 billion, primarily relating to Real Estate ($4.9 billion), CLL ($2.9 billion) and Consumer ($2.3 billion). TDRs consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business ($0.4 billion).

We utilize certain short-term loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our U.S. credit card and non-U.S. residential mortgage portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. During 2010, we provided short-term modifications of approximately $2.7 billion of consumer loans for borrowers experiencing financial difficulties. This included approximately $1.2 billion of credit card loans in the U.S. and approximately $1.5 billion of other consumer loans, primarily non-U.S. residential mortgages, credit cards and personal loans, which were not classified as TDRs. For these modified loans, we provided short-term (12 months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification.  Our experience indicates that a substantial majority of loan modifications during 2010 have been successful as approximately $2.2 billion are performing in accordance with the revised contractual terms.

(39)

Delinquencies

Additional information on delinquency rates at each of our major portfolios follows:

	December 31,	December 31,
	2010	2009

CLL	2.1%	3.1%

Consumer	8.1	9.4

Real Estate	4.4	4.3

Delinquency rates on commercial loans and leases decreased from December 31, 2009 to December 31, 2010, as a result of improvements in the global economic and credit environment. We expect the global environment to show further signs of stabilization in 2011; however, the credit environment continues to be uncertain and may impact future levels of commercial delinquencies and provisions for losses on financing receivables.

Delinquency rates on consumer financing receivables decreased from December 31, 2009 to December 31, 2010, primarily due to improved collections and lower delinquency entry rates in our U.S. markets. We expect the global environment, along with U.S. unemployment levels, to further show signs of stabilization in 2011; however, the uncertain economic environment may result in higher provisions for loan losses. At December 31, 2010, approximately 41% of our U.S. portfolio, which consisted of credit cards, installment and revolving loans, were receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at December 31, 2010. See Notes 4 and 16 to the consolidated financial statements in part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, for additional information.

Delinquency rates on Real Estate loans and leases increased from December 31, 2009 to December 31, 2010, primarily reflecting continued challenging real estate market fundamentals, including reduced occupancy rates and rentals and the effects of real estate market liquidity, which despite stabilization in certain markets, continues to remain limited in many others. Slow economic recovery could result in a continuation of elevated delinquency levels and provisions for losses on financing receivables.

Other receivables totaled $13.7 billion at December 31, 2010, and $17.8 billion at December 31, 2009, and consisted primarily of amounts due from GE (primarily related to material procurement programs of $2.7 billion and $2.5 billion at December 31, 2010 and 2009, respectively), nonfinancing customer receivables, amounts due under operating leases, tax receivable and various sundry items. Amounts due from Qualified Special Purpose Entities (QSPEs) declined from $3.7 billion in 2009 to $0.1 billion in 2010 as a result of our adoption of ASU 2009-16 & 17.

Property, plant and equipment totaled $53.8 billion at December 31, 2010, down $2.7 billion from 2009, primarily reflecting a reduction in equipment leased to others and the deconsolidation of Regency. Property, plant and equipment consisted primarily of equipment provided to third parties on operating leases. Details by category of investment are presented in Note 5 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Additions to property, plant and equipment were $7.7 billion and $6.4 billion during 2010 and 2009, respectively, primarily reflecting acquisitions and additions of commercial aircraft at GECAS, offset by disposals of fleet vehicles at CLL.

Goodwill and other intangible assets totaled $27.6 billion and $1.9 billion, respectively, at December 31, 2010. Goodwill decreased $0.9 billion from 2009, primarily from the deconsolidation of Regency and the strengthening of the U.S. dollar. Other intangible assets decreased $1.0 billion from 2009, primarily from dispositions and amortization expense. See Note 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $79.0 billion at December 31, 2010, a decrease of $7.2 billion, primarily related to declines in our real estate equity properties due to impairments, depreciation and the strengthening of the U.S. dollar. During 2010, we recognized other-than-temporary impairments of cost and equity method investments, excluding those related to real estate, of $0.1 billion.

(40)

Included in other assets are Real Estate equity investments of $27.2 billion and $32.2 billion at December 31, 2010 and 2009, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments semi-annually. As of our most recent estimate performed in 2010, the carrying value of our Real Estate investments exceeded their estimated value by approximately $5.1 billion. The estimated value of the portfolio continues to reflect deterioration in real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During 2010, Real Estate recognized pre-tax impairments of $2.3 billion in its real estate held for investment, compared with $0.8 billion in 2009. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at December 31, 2010 had a carrying value of $1.8 billion and an associated unrealized loss of approximately $0.4 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

Liquidity and Borrowings

We maintain a strong focus on liquidity. We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles. Our liquidity and borrowing plans are established within the context of our annual financial and strategic planning processes.

GECS liquidity and funding plans are designed to meet GECS’ funding requirements under normal and stress scenarios, which include primarily extensions of credit, payroll, principal payments on outstanding borrowings, interest on borrowings, dividends to GE, and general obligations such as operating expenses, collateral deposits held or collateral posted to counterparties. GECS’ funding plan also has been developed in connection with GE’s strategy to reduce its ending net investment in GE Capital. GECS relies on cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases, sales of assets and unsecured and secured funding sources, including commercial paper, term debt, bank borrowings, securitization and other retail funding products.

Our 2011 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of our long-term debt ($113.6 billion at December 31, 2010), through issuance of commercial paper and long-term debt, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and alternative sources of funding. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During 2010, we earned interest income on financing receivables of $24.1 billion, which more than offset interest expense of $14.9 billion.

Both the GECS Board of Directors and the GE Audit Committee have approved a detailed liquidity policy for GECS which includes a requirement to maintain a contingency funding plan. The liquidity policy defines GECS’ liquidity risk tolerance under different scenarios based on its liquidity sources and also establishes procedures to escalate potential issues. We actively monitor GECS’ access to funding markets and liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

GE maintains liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments (Liquidity Portfolio) and committed unused credit lines.

GE has cash and equivalents of $79.0 billion at December 31, 2010, which is available to meet its needs. A substantial portion of this is freely available. About $10 billion is in regulated entities and is subject to regulatory restrictions or is in restricted countries. About $18 billion is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis without being subject to U.S. tax. We anticipate that we will continue to generate cash from operating activities in the future, which will be available to help meet our liquidity needs.

(41)

In addition to GE’s $79 billion of cash and equivalents, we have a centrally-managed portfolio of high-quality, liquid investments with a fair value of $2.9 billion at December 31, 2010. The Liquidity Portfolio is used to manage liquidity and meet our operating needs under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

We have committed, unused credit lines totaling $51.8 billion that have been extended to us by 58 financial institutions at December 31, 2010. These lines include $35.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $16.2 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement. During 2010, we renewed all of the 364-day lines and we extended the term of $23 billion of multi-year lines by one year to 2013.

At December 31, 2010, our aggregate cash and equivalents and committed credit lines were more than twice our GECS commercial paper borrowings balance.

Funding Plan

GE’s strategy has been to reduce its ending net investment in GE Capital. In 2010, GE reduced its GE Capital ending net investment, excluding cash and equivalents, from $526 billion at January 1, 2010 to $477 billion at December 31, 2010.

In 2010, we completed issuances of $25 billion of senior, unsecured debt with maturities up to 17 years (and subsequent to December 31, 2010, an additional $11 billion). Average commercial paper borrowings during the fourth quarter were $34.9 billion and the maximum amount of commercial paper borrowings outstanding during the fourth quarter was $36.9 billion. Our commercial paper maturities are funded principally through new issuances.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009, for which we incurred $2.3 billion of fees for our participation. Our TLGP-guaranteed debt has remaining maturities of $18 billion in 2011 ($2.5 billion matured in January 2011) and $35 billion in 2012. We anticipate funding these and our other long-term debt maturities through a combination of existing cash, new debt issuances, collections exceeding originations, dispositions, asset sales, deposits and alternative sources of funding. GECC and GE are parties to an Eligible Entity Designation Agreement and GECC is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GECC reimburse the FDIC for any amounts that the FDIC pays to holders of GECC debt that is guaranteed by the FDIC.

We securitize financial assets as an alternative source of funding. On January 1, 2010, we adopted ASU 2009-16 & 17, which resulted in the consolidation of $36.1 billion of non-recourse borrowings from all of our securitization QSPEs. During 2010, we completed $10.3 billion of non-recourse issuances and had maturities of $22.3 billion. At December 31, 2010, consolidated non-recourse borrowings were $30.1 billion. We anticipate that securitization will remain a part of our overall funding capabilities notwithstanding the changes in consolidation rules described in Notes 1 and 17 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks. At December 31, 2010 and 2009, we were party to repurchase agreements totaling insignificant amounts, which were accounted for as on-book financings. We have had no repurchase agreements which were not accounted for as financings and we do not engage in securities lending transactions.

We have deposit-taking capability at 10 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) distributed by brokers in maturity terms from three months to ten years.

Total alternative funding at December 31, 2010 was $60 billion, composed mainly of $37 billion bank deposits, $11 billion of funding secured by real estate, aircraft and other collateral and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2009 was $57 billion.

(42)

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

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. To test the effectiveness of our fixed rate positions, we assumed that, on January 1, 2011, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2011. We estimated, based on the year-end 2010 portfolio and holding all other assumptions constant, that our 2011 consolidated earnings would decline by $0.1 billion as a result of this parallel shift in the yield curve.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2010 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. This analysis indicated that there would be an insignificant effect on 2011 earnings of such a shift in exchange rates.

Debt and Derivative Instruments, Guarantees and Covenants

Principal debt and derivative conditions are described below.

Certain of our derivative instruments can be terminated if specified credit ratings are not maintained and certain debt and derivatives agreements of other consolidated entities have provisions that are affected by these credit ratings. As of December 31, 2010, GE and GECC’s long-term unsecured debt credit rating from Standard and Poor’s Ratings Service (S&P) was “AA+” with a stable outlook and from Moody’s Investors Service (“Moody’s”) was “Aa2” with a stable outlook. As of December 31, 2010, GE, GECS and GECC’s short-term credit rating from S&P was “A-1+” and from Moody’s was “P-1”. We are disclosing these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Although we currently do not expect a downgrade in the credit ratings, our ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Derivatives agreements:

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit rating of the applicable GE entity were to fall below A-/A3. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term rating of the applicable GE entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements, outstanding interest payments and collateral posted by us under these master agreements was estimated to be $0.8 billion at December 31, 2010. See Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(43)

Other debt and derivative agreements of consolidated entities:

•
One group of consolidated entities holds investment securities funded by the issuance of GICs. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC would be required to provide approximately $1.5 billion to such entities as of December 31, 2010, pursuant to letters of credit issued by GECC, as compared to $2.4 billion at December 31, 2009. Furthermore, to the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of its assets and the amount drawn under the letters of credit, GECC is required to provide such excess amount. As of December 31, 2010, the value of these entities’ liabilities was $5.7 billion and the fair value of its assets was $6.0 billion (which included unrealized losses on investment securities of $0.7 billion). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost and we have the ability to hold all such debt securities until maturity.

•
Another consolidated entity also issues GICs where proceeds are loaned to GECC. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC could be required to provide up to approximately $2.3 billion as of December 31, 2010, to repay holders of GICs, compared to $3.0 billion at December 31, 2009. These obligations are included in long-term borrowings in our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
If the short-term credit rating of GECC were reduced below A-1/P-1, GECC would be required to partially cash collateralize certain covered bonds. The maximum amount that would be required to be provided in the event of such a downgrade is determined by contract and amounted to $0.8 billion at both December 31, 2010 and 2009. These obligations are included in long-term borrowings in our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Ratio of Earnings to Fixed Charges, Income Maintenance Agreement and Subordinated Debentures

On March 28, 1991, GE entered into an agreement with GECC to make payments to GECC, constituting additions to pre-tax income under the agreement, to the extent necessary to cause the ratio of earnings to fixed charges of GECC and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10:1 for the period, as a single aggregation, of each GECC fiscal year commencing with fiscal year 1991.  GECC’s ratio of earnings to fixed charges increased to 1.13:1 during 2010 due to higher pre-tax earnings at GECC, which were primarily driven by higher margins and lower provisions for losses on financing receivables.

On October 29, 2009, GE and GECC amended this agreement to extend the notice period for termination from three years to five years. It was further amended to provide that any future amendments to the agreement that could adversely affect GECC require the consent of the majority of the holders of the aggregate outstanding principal amount of senior unsecured debt securities issued or guaranteed by GECC (with an original stated maturity in excess of 270 days), unless the amendment does not trigger a downgrade of GECC’s long-term ratings. No payment is required in 2011 pursuant to this agreement.

GE made a $9.5 billion payment to GECS in the first quarter of 2009 (of which $8.8 billion was further contributed to GECC through capital contribution and share issuance) to improve tangible capital and reduce leverage. This payment constitutes an addition to pre-tax income under the agreement and therefore increased the ratio of earnings to fixed charges of GECC for the fiscal year 2009 for purposes of the agreement to 1.33:1. As a result, no further payments under the agreement in 2010 were required related to 2009.

Any payment made under the Income Maintenance Agreement will not affect the ratio of earnings to fixed charges as determined in accordance with current SEC rules because it does not constitute an addition to pre-tax income under current U.S. GAAP.

In addition, in connection with certain subordinated debentures for which GECC receives equity credit by rating agencies, GE has agreed to promptly return dividends, distributions or other payments it receives from GECC during events of default or interest deferral periods under such subordinated debentures. There were $7.3 billion of such debentures outstanding at December 31, 2010. We have committed to maintain the total capital level for GECS’ run-off insurance operations at 300% of the regulatory minimum required level of $0.2 billion. At December 31, 2010, the total capital of these operations, which was approximately $0.8 billion, exceeded the committed level. See Note 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(44)

Statement of Changes in Shareowner’s Equity

Shareowner’s equity decreased by $0.8 billion and increased $15.5 billion in 2010 and 2009, respectively, compared with a decrease of $3.0 billion in 2008.

Net earnings increased GECC shareowner’s equity by $2.3 billion and $1.6 billion in 2010 and 2009, respectively, and increased shareowner’s equity by $7.4 billion, partially offset by dividends declared of $2.4 billion in 2008. There were no dividends declared in 2010 and 2009.

Elements of Other Comprehensive Income decreased shareowner’s equity by $1.6 billion in 2010, as compared with an increase of  $5.3 billion in 2009 and a decrease of $13.5 billion in 2008, inclusive of changes in accounting principles. The components of these changes are as follows:

•
Currency translation adjustments decreased shareowner’s equity by $2.7 billion in 2010, increased equity by $2.6 billion in 2009 and decreased equity by $8.7 billion in 2008. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. At the end of 2010, the U.S. dollar was stronger against most major currencies, including the pound sterling and the euro and weaker against the Australian dollar, compared with a weaker dollar against those currencies at the end of 2009 and a stronger dollar against those currencies at the end of 2008.

•
The change in fair value of investment securities increased shareowner’s equity by $0.5 billion in 2010, reflecting improved market conditions related to U.S. corporate securities and lower market interest rates. The change in fair value of investment securities increased shareowner’s equity by $1.3 billion and decreased shareholders’ equity by $2.0 billion in 2009 and 2008, respectively. Further information about investment securities is provided in Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Changes in the fair value of derivatives designated as cash flow hedges increased shareowner’s equity by $0.5 billion in 2010, primarily related to the effective portion of the change in fair value of designated interest rate and cross currency hedges and other comprehensive income (OCI) released to earnings to match the underlying forecasted cash flows. The change in the fair value of derivatives designated as cash flow hedges increased equity by $1.4 billion and decreased equity by $2.5 billion in 2009 and 2008, respectively. Further information about the fair value of derivatives is provided in Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

As discussed previously in the Liquidity and Borrowings section of this Item, in the fourth quarter of 2008, GE raised $15 billion to GECS in cash through common and preferred stock offerings and contributed $15.0 billion to GECS, including $9.5 billion in the first quarter of 2009 (of which $8.8 billion was further contributed to us through capital contribution and share issuance). As a result of this action, additional paid-in capital increased by $8.8 billion and $5.5 billion in 2009 and 2008, respectively.

Statement of Cash Flows – Overview from 2008 through 2010

GECC cash and equivalents were $59.6 billion at December 31, 2010, compared with $61.9 billion at December 31, 2009. GECC cash from operating activities totaled $20.5 billion in 2010, compared with $6.6 billion in 2009. This was primarily due to decreases, compared to the prior year, in net cash collateral held from counterparties on derivative contracts of $6.9 billion, in cash used for other liabilities of $2.3 billion, higher current-year earnings, and lower gains and higher impairments at Real Estate of $2.9 billion.

Consistent with our plan to reduce GECC asset levels, cash from investing activities was $37.0 billion in 2010. Primary sources were $26.3 billion resulting from a reduction in financing receivables, primarily from collections exceeding originations, a $2.4 billion reduction in investment securities, and $1.6 billion of recoveries of financing receivables previously written off. Additionally, we received proceeds of $2.5 billion from sales of discontinued operations, primarily BAC, and $1.2 billion resulted from proceeds from business dispositions, including the consumer businesses in Hong Kong and Indonesia. These sources were partially offset by cash used for acquisitions of $0.6 billion for the acquisition of certain financing businesses of the Royal Bank of Scotland.

(45)

GECC cash used for financing activities in 2010 reflected our continued reduction in ending net investment. Cash used for financing activities of $59.6 billion related primarily to a $60.7 billion reduction in borrowings consisting primarily of reductions in long-term borrowings (which includes reductions related to borrowings consolidated upon the adoption of ASU 2009-16 & 17) and commercial paper, partially offset by a $4.6 billion increase in bank deposits.

GECC pays dividends to GECS through a distribution of its retained earnings, including special dividends from proceeds of certain business sales. Beginning in the first quarter of 2009, GECC suspended its normal dividend to GECS. Dividends in 2008 were $2.4 billion. There were no special dividends paid to GECS in 2010, 2009 or 2008.

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2010, follow.

	Payments due by period
					2016 and
(In billions)	Total	2011	2012-2013	2014-2015	thereafter

Borrowings and bank deposits (Note 8)	$465.4	$149.6	$140.5	$56.9	$118.4
Interest on borrowings and bank deposits	110.9	12.7	17.6	11.6	69.0
Operating lease obligations (Note 13)	2.4	0.5	0.8	0.4	0.7
Purchase obligations(a)(b)	24.6	13.3	7.3	3.9	0.1
Insurance liabilities (Note 9)(c)	5.8	0.9	1.2	0.9	2.8
Other liabilities(d)	24.3	19.6	2.8	1.0	0.9
Contractual obligations of
discontinued operations(e)	1.6	1.6	–	–	–

(a)
Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be leased to others, contractual commitments related to factoring agreements, software acquisition/license commitments and any contractually required cash payments for acquisitions.

(b)
Excluded funding commitments entered into in the ordinary course of business. Further information on these commitments and other guarantees is provided in Note 18 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(c)	Included contracts with reasonably determinable cash flows mainly guaranteed investment contracts.

(d)
Included an estimate of future expected funding requirements related to our pension and postretirement benefit plans and included liabilities for unrecognized tax benefits. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. For further information on certain of these items, see Notes 10 and 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(e)	Included payments for other liabilities.

Variable Interest Entities

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business to improve shareowner returns and as an alternative source of funding. The securitization transactions we engage in are similar to those used by many financial institutions.

The assets we securitize include: receivables secured by equipment, commercial real estate, credit card receivables, floorplan inventory receivables, GE trade receivables and other assets originated and underwritten by us in the ordinary course of business. The securitizations are funded with asset-backed commercial paper and term debt. Our securitization activities prior to January 1, 2010 used QSPEs and were therefore not required to be consolidated.

On January 1, 2010, we adopted ASU 2009-16 & 17. ASU 2009-16 eliminated the QSPE concept, and ASU 2009-17 required that all such entities be evaluated for consolidation as Variable Interest Entities (VIEs). Adoption of these amendments resulted in the consolidation of all of our sponsored QSPEs. In addition, we consolidated assets of VIEs related to direct investments in entities that hold loans and fixed income securities, a media joint venture and a small number of companies to which we have extended loans in the ordinary course of business and subsequently were subject to a TDR.

(46)

Substantially all of our securitization VIEs are consolidated because we are considered to be the primary beneficiary of the entity. Our interests in other VIEs for which we are not the primary beneficiary and QSPEs are accounted for as investment securities, financing receivables or equity method investments depending on the nature of our involvement.

We consolidated the assets and liabilities of these entities at amounts at which they would have been reported in our financial statements had we always consolidated them. We also deconsolidated certain entities where we did not meet the definition of the primary beneficiary under the revised guidance; however the effect was insignificant at January 1, 2010. The incremental effect on total assets and liabilities, net of our retained interests, was an increase of $30.9 billion and $32.4 billion respectively, at January 1, 2010. The net reduction of total equity (including noncontrolling interests) was $1.4 billion at January 1, 2010, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings.

At December 31, 2010, consolidated variable interest entity assets and liabilities were $48.1 billion and $36.6 billion, respectively, an increase of $32.9 billion and $22.7 billion from 2009, respectively. Assets held by these entities are of equivalent credit quality to our on-book assets. We monitor the underlying credit quality in accordance with our role as servicer and apply rigorous controls to the execution of securitization transactions. With the exception of credit and liquidity support discussed below, investors in these entities have recourse only to the underlying assets.

At December 31, 2009, prior to the effective date of ASU 2009-16 & 17, our Statement of Financial Position included $10.0 billion in retained interests in these entities related to the transferred financial assets discussed above. These retained interests took two forms: (1) sellers’ interests, which were classified as financing receivables, and (2) subordinated interests, designed to provide credit enhancement to senior interests, which were classified as investment securities. The carrying value of our retained interests classified as financing receivables was $2.5 billion at December 31, 2009. The carrying value of our retained interests classified as investment securities was $7.5 billion at December 31, 2009.

At December 31, 2010, investments in unconsolidated VIEs, including our noncontrolling interest in PTL and investments in real estate entities, were $12.6 billion, an increase of $3.3 billion from 2009, primarily related to $1.7 billion of investments in entities whose status as a VIE changed upon adoption of ASU 2009-17 and $1.2 billion of additional investment in pre-existing unconsolidated VIEs. In addition to our existing investments, we have contractual obligations to fund additional investments in the unconsolidated VIEs of $2.0 billion, an increase of $0.6 billion from 2009.

We are party to various credit enhancement positions with securitization entities, including liquidity and credit support agreements and guarantee and reimbursement contracts, and have provided our best estimate of the fair value of estimated losses on such positions. The estimate of fair value is based on prevailing market conditions at December 31, 2010. Should market conditions deteriorate, actual losses could be higher. Our exposure to loss under such agreements was limited to $0.9 billion at December 31, 2010.

We do not have implicit support arrangements with any VIE or QSPE. We did not provide non-contractual support for previously transferred financing receivables to any VIE or QSPE in either 2010 or 2009.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the significant accounting policies that we have selected from acceptable alternatives.

(47)

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates.  The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Write-offs in both our consumer and commercial portfolios can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year which may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

Further information is provided in the Global Risk Management section and Financial Resources and Liquidity – Financing Receivables section of this Item, the Asset impairment section that follows and in Notes 1, 4 and 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Asset impairment assessment involves various estimates and assumptions as follows:

Investments. We regularly review investment securities for impairment using both quantitative and qualitative criteria. Effective April 1, 2009, the FASB amended ASC 320 and modified the requirements for recognizing and measuring other-than-temporary impairment for debt securities. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the determination of fair value of investment securities.

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

(48)

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.4 billion and $0.1 billion in 2010 and 2009, respectively. Provisions for losses on financing receivables related to commercial aircraft were insignificant and $0.1 billion in 2010 and 2009, respectively.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations – Overview section of this Item and in Notes 5 and 18 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Real Estate. We review the estimated value of our commercial real estate investments semi-annually. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. As of our most recent estimate performed in 2010, the carrying value of our Real Estate investments exceeded their estimated value by about $5.1 billion. The estimated value of the portfolio continues to reflect deterioration in real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in the estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured using the estimated fair value of the underlying asset, which is based upon cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and is corroborated by external appraisals. During 2010, Real Estate recognized pre-tax impairments of $2.3 billion in its real estate held for investment, as compared to $0.8 billion in 2009. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, results in inherent imprecision in real estate value estimates. Further information is provided in the Global Risk Management and the Other Assets sections of this Item and in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Goodwill and Other Identified Intangible Assets. We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 12% to 14.5%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses.

Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparables is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

(49)

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

Our Real Estate reporting unit had a goodwill balance of $1.1 billion at December 31, 2010. As of July 1, 2010, the carrying amount exceeded the estimated fair value of our Real Estate reporting unit by approximately $3.2 billion. The estimated fair value of the Real Estate reporting unit is based on a number of assumptions about future business performance and investment, including loss estimates for the existing finance receivable and investment portfolio, new debt origination volume and margins, and anticipated stabilization of the real estate market allowing for sales of real estate investments at normalized margins. Our assumed discount rate was 12% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. Given the volatility and uncertainty in the current commercial real estate environment, there is uncertainty about a number of assumptions upon which the estimated fair value is based. Different loss estimates for the existing portfolio, changes in the new debt origination volume and margin assumptions, changes in the expected pace of the commercial real estate market recovery, or changes in the equity return expectation of market participants may result in changes in the estimated fair value of the Real Estate reporting unit.

Based on the results of the step one testing, we performed the second step of the impairment test described above. Based on the results of the second step analysis for the Real Estate reporting unit, the estimated implied fair value of goodwill exceeded the carrying value of goodwill by approximately $3.5 billion. Accordingly, no goodwill impairment was required. In the second step, unrealized losses in an entity’s assets have the effect of increasing the estimated implied fair value of goodwill. The results of the second step analysis were attributable to several factors. The primary driver was the excess of the carrying value over the estimated fair value of our Real Estate Equity Investments, which approximated $6.3 billion at that time. Further information about the Real Estate investment portfolio is provided in the Financial Resources and Liquidity – Statement of Financial Position – Other assets of this Item. Other drivers for the favorable outcome include the unrealized losses in the Real Estate finance receivable portfolio and the fair value premium on the Real Estate reporting unit allocated debt. The results of the second step analysis are highly sensitive to these measurements, as well as the key assumptions used in determining the estimated fair value of the Real Estate reporting unit.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results.  If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

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

(50)

Income Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the company. At December 31, 2010, $62 billion of earnings have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $3.3 billion and $2.5 billion at December 31, 2010 and 2009, respectively, including $1.0 billion and $1.3 billion at December 31, 2010 and 2009, respectively, of deferred tax assets, net of valuation allowances, associated with losses reported in discontinued operations, primarily related to our loss on the sale of GE Money Japan. Such year-end 2010 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

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

In evaluating whether a particular relationship qualifies for hedge accounting, we test effectiveness at inception and each reporting period thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation, as applicable.

At December 31, 2010, derivative assets and liabilities were $7.0 billion and $2.7 billion, respectively. Further information about our use of derivatives is provided in Notes 1, 7, 14 and 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

(51)

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

Other loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to environmental obligations, litigation, regulatory proceedings, product quality and losses resulting from other events and developments.

When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a loss is probable but a reasonable estimate cannot be made, disclosure is provided.

Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We regularly review all contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low estimates.

Further information is provided in Note 18 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Form 10-K Report, to:

•	Average total GECC shareowner’s equity, excluding effects of discontinued operations

•	Ratio of debt to equity, net of cash and equivalents and with classification of hybrid debt as equity

•	GE Capital ending net investment (ENI), excluding cash and equivalents, at January 1, 2010 and December 31, 2010

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

(52)

Average Total GECC Shareowner’s Equity, Excluding Effects of Discontinued Operations(a)

December 31 (In millions)	2010	2009	2008	2007	2006

Average total GECC shareowner's equity(b)	$71,713	$68,494	$63,382	$60,666	$54,578
Less the effects of the average net
investment in discontinued operations	(5,689)	(6,632)	(2,762)	(2,383)	(2,301)
Average total GECC shareowner's equity,
excluding effects of discontinued
operations(a)	$66,024	$61,862	$60,620	$58,283	$52,277

(a)	Used for computing return on average shareowner’s equity and return on average total capital invested (ROTC).

(b)	On an annual basis, calculated using a five-point average.

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

Ratio of Debt to Equity, Net of Cash and Equivalents and with
Classification of Hybrid Debt as Equity

December 31 (Dollars in millions)	2010	2009

GECC debt	$465,350	$490,707
Less cash and equivalents	59,553	61,923
Less hybrid debt	7,725	7,725
	$398,072	$421,059

GECC equity	$72,881	$73,718
Plus hybrid debt	7,725	7,725
	$80,606	$81,443
Ratio
	4.94:1	5.17:1

We have provided the GECC ratio of debt to equity on a basis that reflects the use of cash and equivalents to reduce debt, and with long-term debt due in 2066 and 2067 classified as equity.  We believe that this is a useful comparison to a GAAP-based ratio of debt to equity because cash balances may be used to reduce debt and because this long-term debt has equity-like characteristics. The usefulness of this supplemental measure may be limited, however, as the total amount of cash and equivalents at any point in time may be different than the amount that could practically be applied to reduce outstanding debt, and it may not be advantageous or practical to replace certain long-term debt with equity. In the first quarter of 2009, GE made a $9.5 billion payment to GECS (of which $8.8 billion was further contributed to GECC through capital contribution and share issuance). Despite these potential limitations, we believe that this measure, considered along with the corresponding GAAP measure, provides investors with additional information that may be more comparable to other financial institutions and businesses.

(53)

GE Capital Ending Net Investment (ENI), Excluding Cash and Equivalents

	December 31,	January 1,
(In billions)	2010	2010

GECC total assets	$581.1	$653.6
Less assets of discontinued operations	5.2	15.1
Less non-interest bearing liabilities	38.9	50.3
GE Capital ENI	537.0	588.2
Less cash and equivalents	59.6	61.9
GE Capital ENI, excluding cash and equivalents	$477.4	$526.3

GE uses ENI to measure the size of its GE Capital segment. GE believes that this measure is a useful indicator of the capital (debt or equity) required to fund a business as it adjusts for non-interest bearing current liabilities generated in the normal course of business that do not require a capital outlay. GE also believes that by excluding cash and equivalents, it provides a meaningful measure of assets requiring capital to fund its GE Capital segment, as a substantial amount of this cash and equivalents resulted from debt issuances to pre-fund future debt maturities and will not be used to fund additional assets. Providing this measure will help investors measure how we are performing against our previously communicated goal to reduce the size of our financial services segment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about our global risk management can be found in the Operations – Global Risk Management and Financial Resources and Liquidity – Exchange Rate and Interest Rate Risks sections in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

(54)

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2010, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Michael A. Neal	/s/ Jeffrey S. Bornstein
Michael A. Neal	Jeffrey S. Bornstein
Chief Executive Officer	Chief Financial Officer

February 25, 2011

(55)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Corporation:

We have audited the accompanying statement of financial position of General Electric Capital Corporation and consolidated affiliates (“GECC”) as of December 31, 2010 and 2009, and the related statements of earnings, changes in shareowner’s equity and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15. We also have audited GECC’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GECC’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of GECC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, GECC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

(56)

As discussed in Note 1 to the consolidated financial statements, GECC, in 2010, changed its method of accounting for consolidation of variable interest entities; in 2009, changed its method of accounting for impairment of debt securities, business combinations and noncontrolling interests; and in 2008, changed its method of accounting for fair value measurements and adopted the fair value option for certain financial assets and financial liabilities.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
February 25, 2011

(57)

General Electric Capital Corporation and consolidated affiliates

Statement of Earnings

For the years ended December 31 (In millions)	2010	2009	2008

Revenues
Revenues from services (Note 12)(a)	$46,739	$49,035	$65,872
Other-than-temporary impairment on investment securities;
Total other-than-temporary impairment on investment securities	(431)	(571)	–
Less: Portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	199	312	–
Net other-than-temporary impairment on investment securities
recognized in earnings	(232)	(259)	–
Revenues from services (Note 12)	46,507	48,776	65,872
Sales of goods	533	970	1,773
Total revenues	47,040	49,746	67,645

Costs and expenses
Interest	14,924	17,491	24,570
Operating and administrative (Note 13)	14,181	14,641	18,363
Cost of goods sold	501	808	1,517
Investment contracts, insurance losses and insurance annuity benefits	144	210	491
Provision for losses on financing receivables (Note 4)	7,191	10,627	7,233
Depreciation and amortization (Note 5)	7,750	8,304	9,314
Total costs and expenses	44,691	52,081	61,488

Earnings (loss) from continuing operations before income taxes	2,349	(2,335)	6,157
Benefit for income taxes (Note 10)	932	3,812	2,137

Earnings from continuing operations	3,281	1,477	8,294
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(974)	151	(641)
Net earnings	2,307	1,628	7,653
Less net earnings attributable to noncontrolling interests	16	15	231
Net earnings attributable to GECC	$2,291	$1,613	$7,422

Amounts attributable to GECC
Earnings from continuing operations	$3,265	$1,462	$8,063
Earnings (loss) from discontinued operations, net of taxes	(974)	151	(641)
Net earnings attributable to GECC	$2,291	$1,613	$7,422

(a)	Excluding net other-than-temporary impairment on investment securities since April 1, 2009.

See accompanying notes.

(58)

Statement of Changes in Shareowner’s Equity

(In millions)	2010	2009	2008

Changes in shareowner's equity (Note 11)
Balance at January 1	$73,718	$58,229	$61,230
Dividends and other transactions with shareowner	86	8,579	3,036
Other comprehensive income (loss)
Investment securities - net	549	1,337	(1,988)
Currency translation adjustments - net	(2,721)	2,565	(8,705)
Cash flow hedges - net	469	1,437	(2,504)
Benefit plans - net	54	(67)	(262)
Total other comprehensive income (loss)	(1,649)	5,272	(13,459)
Increases from net earnings attributable to GECC	2,291	1,613	7,422
Comprehensive income (loss)	642	6,885	(6,037)
Cumulative effect of changes in accounting principles(a)	(1,565)	25	–
Balance at December 31	72,881	73,718	58,229
Noncontrolling interests(b)	1,164	2,204	2,383
Total equity balance at December 31	$74,045	$75,922	$60,612

On January 1, 2009, we adopted an amendment to Accounting Standards Codification (ASC) 810, Consolidation, that requires certain changes to the presentation of our financial statements. This amendment requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of shareowner’s equity.

(a)
On January 1, 2010, we adopted amendments to ASC 860, Transfers and Servicing, and ASC 810, Consolidation, and recorded a cumulative effect adjustment. See Notes 11 and 17. We adopted amendments to ASC 320, Investments – Debt and Equity Securities, and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009. See Notes 3 and 11.

(b)	See Note 11 for an explanation of the changes in noncontrolling interests for 2010 and 2009.

See accompanying notes.

(59)

General Electric Capital Corporation and consolidated affiliates

Statement of Financial Position

At December 31 (In millions, except share amounts)	2010	2009

Assets
Cash and equivalents	$59,553	$61,923
Investment securities (Note 3)	17,952	26,911
Inventories	66	71
Financing receivables – net (Notes 4 and 16)	319,277	326,941
Other receivables	13,669	17,755
Property, plant and equipment– net (Note 5)	53,750	56,453
Goodwill (Note 6)	27,593	28,463
Other intangible assets – net (Note 6)	1,876	2,841
Other assets (Note 7)	79,045	86,224
Assets of businesses held for sale (Note 2)	3,127	125
Assets of discontinued operations (Note 2)	5,228	15,078
Total assets(a)	$581,136	$622,785

Liabilities and equity
Short-term borrowings (Note 8)	$113,646	$127,947
Accounts payable	6,841	10,986
Non-recourse borrowings of consolidated securitization entities (Note 8)	30,060	3,883
Bank deposits (Note 8)	37,298	33,519
Long-term borrowings (Note 8)	284,346	325,358
Investment contracts, insurance liabilities and insurance annuity benefits (Note 9)	5,779	8,687
Other liabilities	20,434	22,652
Deferred income taxes (Note 10)	6,195	5,739
Liabilities of businesses held for sale (Note 2)	592	55
Liabilities of discontinued operations (Note 2)	1,900	8,037
Total liabilities(a)	507,091	546,863

Common stock, $14 par value (4,166,000 shares authorized at December 31, 2010 and 2009,	56	56
and 3,985,404 shares issued and outstanding at December 31, 2010 and 2009, respectively)
Accumulated other comprehensive income – net(b)
Investment securities	(337)	(676)
Currency translation adjustments	(1,541)	1,228
Cash flow hedges	(1,347)	(1,816)
Benefit plans	(380)	(434)
Additional paid-in capital	28,463	28,431
Retained earnings	47,967	46,929
Total GECC shareowner's equity	72,881	73,718
Noncontrolling interests(c)	1,164	2,204
Total equity (Note 11)	74,045	75,922
Total liabilities and equity	$581,136	$622,785

(a)
Our consolidated assets at December 31, 2010 include total assets of $47,023 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $38,612 million and investment securities of $5,706 million. Our consolidated liabilities at December 31, 2010 include liabilities of certain VIEs for which the VIE creditors do not have recourse to General Electric Capital Services, Inc. (GECS). These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $29,444 million. See Note 17.

(b)	The sum of accumulated other comprehensive income – net was $(3,605) million and $(1,698) million at December 31, 2010 and 2009, respectively.

(c)	Included accumulated other comprehensive income – net attributable to noncontrolling interests of $(137) million and $(191) million at December 31, 2010 and 2009, respectively.

See accompanying notes.

(60)

General Electric Capital Corporation and consolidated affiliates

Statement of Cash Flows

For the years ended December 31 (In millions)	2010	2009	2008

Cash flows – operating activities
Net earnings	$2,307	$1,628	$7,653
Less net earnings attributable to noncontrolling interests	16	15	231
Net earnings attributable to GECC	2,291	1,613	7,422
(Earnings) loss from discontinued operations	974	(151)	641
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	7,750	8,304	9,314
Deferred income taxes	1,232	(2,335)	(896)
Decrease (increase) in inventories	5	(6)	(14)
Increase (decrease) in accounts payable	(300)	(480)	(824)
Provision for losses on financing receivables	7,191	10,627	7,233
All other operating activities (Note 19)	1,310	(10,992)	6,708
Cash from (used for) operating activities – continuing operations	20,453	6,580	29,584
Cash from (used for) operating activities – discontinued operations	546	189	960
Cash from (used for) operating activities	20,999	6,769	30,544

Cash flows – investing activities
Additions to property, plant and equipment	(7,674)	(6,440)	(13,321)
Dispositions of property, plant and equipment	7,200	6,734	10,865
Net decrease (increase) in financing receivables (Note 19)	26,298	43,179	(17,034)
Proceeds from sales of discontinued operations	2,510	–	5,220
Proceeds from principal business dispositions	1,171	9,088	4,928
Payments for principal businesses purchased	(559)	(7,414)	(24,961)
All other investing activities (Note 19)	8,042	(388)	6,970
Cash from (used for) investing activities – continuing operations	36,988	44,759	(27,333)
Cash from (used for) investing activities – discontinued operations	(2,260)	1,381	(1,036)
Cash from (used for) investing activities	34,728	46,140	(28,369)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(840)	(27,075)	(45,217)
Net increase (decrease) in bank deposits	4,603	(3,784)	20,623
Newly issued debt (maturities longer than 90 days) (Note 19)	37,627	81,280	115,842
Repayments and other debt reductions (maturities longer than 90 days) (Note 19)	(97,456)	(83,341)	(66,895)
Dividends paid to shareowner	–	–	(2,351)
Capital contribution and share issuance	–	8,750	5,500
Purchases of subsidiary shares from noncontrolling interests	(633)	–	–
All other financing activities (Note 19)	(2,904)	(2,215)	(1,297)
Cash from (used for) financing activities – continuing operations	(59,603)	(26,385)	26,205
Cash from (used for) financing activities – discontinued operations	(116)	131	(59)
Cash from (used for) financing activities	(59,719)	(26,254)	26,146

Effect of currency exchange rate changes on cash and equivalents	(208)	619	(633)

Increase (decrease) in cash and equivalents	(4,200)	27,274	27,688
Cash and equivalents at beginning of year	63,879	36,605	8,917
Cash and equivalents at end of year	59,679	63,879	36,605
Less cash and equivalents of discontinued operations at end of year	126	1,956	255
Cash and equivalents of continuing operations at end of year	$59,553	$61,923	$36,350

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(16,189)	$(18,742)	$(24,402)
Cash recovered (paid) during the year for income taxes	(1)	207	(1,121)

See accompanying notes.

(61)

General Electric Capital Corporation and consolidated affiliates

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

All of our outstanding common stock is owned by General Electric Capital Services, Inc. (GE Capital Services or GECS), all of whose common stock is owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – entities in which we have a controlling financial interest, most often because we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our ultimate parent, but which we have agreed to actively manage and control.

To determine if we hold a controlling financial interest in an entity we first evaluate if we are required to apply the Variable Interest Entity (VIE) model to the entity, otherwise the entity is evaluated under the Voting Interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE.

We hold a controlling financial interest in other entities where we currently hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through substantive participating rights or as a general partner. Where we are a general partner we consider substantive removal rights held by other partners in determining if we hold a controlling financial interest. We evaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change.

Associated companies are unconsolidated VIEs and other entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. Results of associated companies are presented on a one-line basis. Investments in and advances to associated companies are presented on a one-line basis in the caption “Other assets” in our Statement of Financial Position, net of allowance for losses that represents our best estimate of probable losses inherent in such assets.

Financial Statement Presentation

We have reclassified certain prior-year amounts to conform to the current-year’s presentation.

Financial data and related measurements are presented in the following categories:

Consolidated - This represents the adding together all businesses and affiliates, giving effect to the elimination of transactions between affiliates.

Operating Segments - These comprise our five businesses, focused on the broad markets they serve: Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS). Prior-period information has been reclassified to be consistent with how we managed our businesses in 2010.

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

(62)

Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2011 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

Sales of Goods

We record all sales of goods only when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. If customer acceptance of goods is not assured, we record sales only upon formal customer acceptance.

Revenues from Services (Earned Income)

We use the interest method to recognize income on loans. Interest on loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Previously recognized interest income that was accrued but not collected from the borrower is evaluated as part of the overall receivable in determining the adequacy of the allowance for losses. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate, provided the amount does not exceed that which would have been earned at the historical effective interest rate; otherwise, payments received are applied to reduce the principal balance of the loan. We resume accruing interest on nonaccrual, non-restructured commercial loans only when (a) payments are brought current according to the loan’s original terms and (b) future payments are reasonably assured. When we agree to restructured terms with the borrower, we resume accruing interest only when it is reasonably assured that we will recover full contractual payments, and such loans pass underwriting reviews equivalent to those applied to new loans. We resume accruing interest on nonaccrual consumer loans when the customer’s account is less than 90 days past due and collection of such amounts is probable. Interest accruals on modified consumer loans that are not considered to be troubled debt restructurings (TDRs) may return to current status (re-aged) only after receipt of at least three consecutive minimum monthly payments or the equivalent cumulative amount, subject to a re-aging limitation of once a year, or twice in a five-year period.

We recognize financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values are based upon management's best estimates of the value of the leased asset at the end of the lease term. We use various sources of data in determining this estimate, including information obtained from third parties, which is adjusted for the attributes of the specific asset under lease. Guarantees of residual values by unrelated third parties are considered part of minimum lease payments. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, anticipated results of future remarketing, and estimated future component part and scrap metal prices, discounted at an appropriate rate.

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

(63)

The cost of intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. See Notes 5 and 6.

Losses on Financing Receivables

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Write-offs are deducted from the allowance for losses when we judge the principal to be uncollectible and subsequent recoveries are added to the allowance at the time cash is received on a written-off account.

"Impaired" loans are defined as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. TDRs are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. Such loans are classified as impaired, and are individually reviewed for specific reserves.

“Delinquent” receivables are those that are 30 days or more past due based on their contractual terms; and “nonearning” receivables are those that are 90 days or more past due (or for which collection is otherwise doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition). Under ASC 310, Receivables, these loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans that are paying on a cash accounting basis but classified as nonaccrual and impaired. “Nonaccrual” financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

When we repossess collateral in satisfaction of a loan, we write down the receivable against the allowance for losses. Repossessed collateral is included in the caption “All other assets” in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

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

Write-offs on larger balance impaired commercial loans are based on amounts deemed uncollectible and are reviewed quarterly. Write-offs on Real Estate loans are recorded upon initiation of foreclosure or early settlement by the borrower, or in some cases, based on the passage of time depending on specific facts and circumstances. In CLL, loans are written off when deemed uncollectible (e.g., when the borrower enters restructuring, collateral is to be liquidated or at 180 days past due for smaller balance homogeneous loans).

(64)

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

Our commercial loan and lease portfolio consists of a variety of loans and leases, including both larger-balance, non-homogeneous loans and leases and smaller-balance homogeneous commercial and equipment loans and leases. Losses on such loans and leases are recorded when probable and estimable. We routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment. For larger-balance, non-homogeneous loans and leases, we consider the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectibility. We routinely receive financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives – for example, for real estate loans, relevant markets are local; for commercial aircraft loans, relevant markets are global. Measurement of the loss on our impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of collateral, net of expected selling costs, if the loan is determined to be collateral dependent. We determine whether a loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Our review process can often result in reserves being established in advance of a modification of terms or designation as a TDR. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based upon various statistical analyses considering historical and projected default rates and loss severity and aging, as well as our view on current market and economic conditions. It is prepared by each respective line of business. For Real Estate, this includes converting economic indicators into real estate market indicators that are calibrated by market and asset class and which are used to project expected performance of the portfolio based on specific loan portfolio metrics.

We consider multiple factors in evaluating the adequacy of our allowance for losses on Real Estate financing receivables, including loan-to-value ratios, collateral values at the individual loan level, debt service coverage ratios, delinquency status, and economic factors including interest rate and real estate market forecasts. In addition to evaluating these factors, we deem a Real Estate loan to be impaired if its projected loan-to-value ratio at maturity is in excess of 100%, even if the loan is currently paying in accordance with its contractual terms. The allowance for losses on Real Estate financing receivables is based on a discounted cash flow methodology, except in situations where the loan is within 24 months of maturity or foreclosure is deemed probable, in which case reserves are based on collateral values. If foreclosure is deemed probable or if repayment is dependent solely on the sale of collateral, we deduct estimated selling costs from the fair value of the underlying collateral values. Collateral values for our Real Estate loans are determined based upon internal cash flow estimates discounted at an appropriate rate and corroborated by external appraisals, as appropriate. Collateral valuations are updated at least semi-annually, or more frequently, for higher risk loans. A substantial majority of our Real Estate impaired loans have specific reserves that are determined based on the underlying collateral values. For further discussion on determining fair value see the Fair Value Measurements section below.

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

We utilize certain loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our U.S. credit card and non-U.S. residential mortgage portfolios and include short-term (12 months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs.

(65)

Our allowance for losses on financing receivables on these modified consumer loans is determined based upon a formulaic approach that estimates the probable losses inherent in the portfolio based upon statistical analyses of the portfolio. Data related to redefault experience is also considered in our overall reserve adequacy review. Once the loan has been modified, it returns to current status (re-aged) only after receipt of at least three consecutive minimum monthly payments or the equivalent cumulative amount, subject to a re-aging limitation of once a year, or twice in a five-year period in accordance with the Federal Financial Institutions Examination Council guidelines on Uniform Retail Credit Classification and Account Management policy issued in June 2000. We believe that the allowance for losses would not be materially different had we not re-aged these accounts.

For commercial loans, we evaluate changes in terms and conditions to determine whether those changes meet the criteria for classification as a TDR on a loan-by-loan basis. In CLL, these changes primarily include: changes to covenants, short-term payment deferrals and maturity extensions. For these changes, we receive economic consideration, including additional fees and/or increased interest rates, and evaluate them under our normal underwriting standards and criteria. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms, and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all of the relevant facts and circumstances. When the borrower is experiencing financial difficulty, we carefully evaluate these changes to determine whether they meet the form of a concession. In these circumstances, if the change is deemed to be a concession, we classify the loan as a TDR.

Partial Sales of Business Interests

On January 1, 2009, we adopted amendments to Accounting Standards Codification (ASC) 810, Consolidation, which requires that gains or losses on sales of affiliate shares where we retain a controlling financial interest to be recorded in equity. Gains or losses on sales that result in our loss of a controlling financial interest are recorded in earnings along with remeasurement gains or losses on any investments in the entity that we retained. Effective January 1, 2009, we adopted Accounting Standards Update (ASU) 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary, which clarified the scope of Topic 810, Consolidation. Prior to January 1, 2009, we recorded gains or losses on sales of their own shares by affiliates except when realization of gains was not reasonably assured, in which case we recorded the results in shareowner’s equity.

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

If we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate qualitative criteria to determine whether we do not expect to recover the amortized cost basis of the security, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered other-than-temporarily impaired and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.

(66)

Prior to April 1, 2009, unrealized losses that were other-than-temporary were recognized in earnings at an amount equal to the difference between the security’s amortized cost and fair value. In determining whether the unrealized loss was other-than-temporary, we considered both quantitative and qualitative criteria. Quantitative criteria included the length of time and magnitude of the amount that each security was in an unrealized loss position and, for securities with fixed maturities, whether the issuer was in compliance with terms and covenants of the security. For structured securities, we evaluated whether there was an adverse change in the timing or amount of expected cash flows. Qualitative criteria included the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery.

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

(67)

Liabilities for unpaid claims and estimated claim settlement expenses represent our best estimate of the ultimate obligations for reported and incurred-but-not-reported claims and the related estimated claim settlement expenses. Liabilities for unpaid claims and estimated claim settlement expenses are continually reviewed and adjusted through current operations.

Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

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

Annually, we conduct reviews of our primary pricing vendor to validate that the inputs used in that vendor’s pricing process are deemed to be market observable as defined in the standard. While we were not provided access to proprietary models of the vendor, our reviews have included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. Our review also included an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process we continue to perform for each reporting period. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. We believe that the prices received from our pricing vendor are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy.

(68)

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

Non-Recurring Fair Value Measurements. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

The following describes the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value on a non-recurring basis.

Loans. When available, we use observable market data, including pricing on recent closed market transactions, to value loans that are included in Level 2. When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk, and such loans are included in Level 3. When appropriate, loans are valued using collateral values as a practical expedient (see Long-Lived Assets below).

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

(69)

Long-lived Assets. Fair values of long-lived assets, including aircraft and real estate, are primarily derived internally and are based on observed sales transactions for similar assets. In other instances, for example, collateral types for which we do not have comparable observed sales transaction data, collateral values are developed internally and corroborated by external appraisal information. Adjustments to third party valuations may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information. For real estate, fair values are based on discounted cash flow estimates which reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and are corroborated by external appraisals. These investments are generally included in Level 3.

Retained Investments in Formerly Consolidated Subsidiaries. Upon a change in control that results in deconsolidation of a subsidiary, the fair value measurement of our retained noncontrolling stake in the former subsidiary is valued using an income approach, a market approach, or a combination of both approaches as appropriate. In applying these methodologies, we rely on a number of factors, including actual operating results, future business plans, economic projections, market observable pricing multiples of similar businesses and comparable transactions, and possible control premium. These investments are included in Level 3.

Accounting Changes

The Financial Accounting Standards Board (FASB) made the Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC combines all previously issued authoritative GAAP into one set of guidance codified by subject area. In these financial statements, references to previously issued accounting standards have been replaced with the relevant ASC references. Subsequent revisions to GAAP by the FASB are incorporated into the ASC through issuance of Accounting Standards Updates (ASU).

On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17, amendments to ASC 860, Transfers and Servicing, and ASC 810, Consolidation, respectively (ASU 2009-16 & 17). ASU 2009-16 eliminated the Qualified Special Purpose Entity (QSPE) concept, and ASU 2009-17 required that all such entities be evaluated for consolidation as VIEs. Adoption of these amendments resulted in the consolidation of all of our sponsored QSPEs. In addition, we consolidated assets of VIEs related to direct investments in entities that hold loans and fixed income securities and a small number of companies to which we have extended loans in the ordinary course of business and subsequently were subject to a TDR.

We consolidated the assets and liabilities of these entities at amounts at which they would have been reported in our financial statements had we always consolidated them. We also deconsolidated certain entities where we did not meet the definition of the primary beneficiary under the revised guidance; however the effect was insignificant at January 1, 2010. The incremental effect on total assets and liabilities, net of our investment in these entities, was an increase of $30,917 million and $32,359 million, respectively, at January 1, 2010. The net reduction of total equity (including noncontrolling interests) was $1,442 million at January 1, 2010, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings. See Note 17 for additional information.

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

(70)

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

On January 1, 2009, we adopted an amendment to ASC 810, that requires us to make certain changes to the presentation of our financial statements. This amendment requires us to classify earnings attributable to noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($16 million and $15 million for 2010 and 2009, respectively) and to include the accumulated amount of noncontrolling interests as part of shareowner’s equity ($1,164 million and $2,204 million at December 31, 2010 and 2009, respectively). The net earnings amounts we have previously reported are now presented as "Net earnings attributable to GECC". Similarly, in our presentation of shareowner’s equity, we distinguish between equity amounts attributable to GECC shareowner and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of shareowner’s equity. Beginning January 1, 2009, dividends to noncontrolling interests ($7 million and $11 million in 2010 and 2009, respectively) are classified as financing cash flows. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

We adopted amendments to ASC 320, Investments – Debt and Equity Securities, and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009, of $25 million. See Note 3.

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

NOTE 2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In 2010, we committed to sell our Consumer businesses in Argentina, Brazil and Canada, a CLL business in South Korea, and our Interpark business in Real Estate. Assets and liabilities of these businesses of $3,127 million and $592 million, respectively, were classified as held for sale at December 31, 2010.

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

(71)

Summarized financial information for businesses held for sale is shown below.

December 31 (In millions)	2010	2009

Assets
Financing receivables - net	$1,917	$42
Intangible assets - net	187	10
Other	1,023	73
Assets of businesses held for sale	$3,127	$125

Liabilities
Liabilities of businesses held for sale	$592	$55

Discontinued Operations

Discontinued operations primarily comprised BAC Credomatic GECF Inc. (BAC) (our Central American bank and card business), GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine) and Consumer Mexico. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

Summarized financial information for discontinued operations is shown below.

(In millions)	2010	2009	2008

Operations
Total revenues	$1,417	$1,509	$1,626

Earnings (loss) from discontinued operations before income taxes	$100	$219	$(534)
Benefit (provision) for income taxes	111	(26)	254
Earnings (loss) from discontinued operations, net of taxes	$211	$193	$(280)

Disposal
Loss on disposal before income taxes	$(1,424)	$(37)	$(1,481)
Benefit (provision) for income taxes	239	(5)	1,120
Loss on disposal, net of taxes	$(1,185)	$(42)	$(361)

Earnings (loss) from discontinued operations, net of taxes	$(974)	$151	$(641)

December 31 (In millions)
		2010	2009

Assets
Financing receivables - net		$3,546	$9,985
Cash and equivalents		126	1,956
Intangible assets		8	676
Investment securities		–	598
All other assets		1,548	1,863
Assets of discontinued operations		$5,228	$15,078

December 31 (In millions)

		2010	2009
Liabilities
Short-term borrowings		$–	$5,314
Long-term borrowings		–	1,434
All other liabilities		1,900	1,289
Liabilities of discontinued operations		$1,900	$8,037

Assets at December 31, 2010 and 2009, primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business.

(72)

BAC Credomatic GECF Inc. (BAC)

During the fourth quarter of 2010, we classified BAC as discontinued operations and completed the sale of BAC for $1,920 million. Immediately prior to the sale, and in accordance with terms of a previous agreement, we increased our ownership interest in BAC from 75% to 100% for a purchase price of $633 million. As a result of the sale of our interest in BAC, we recognized an after-tax gain of $780 million in 2010.

BAC revenues from discontinued operations were $983 million, $943 million and $159 million in 2010, 2009 and 2008, respectively.  In total, BAC earnings from discontinued operations, net of taxes were $854 million, $292 million and $89 million in 2010, 2009 and 2008, respectively.

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

Our overall claims experience developed unfavorably through 2010.  While our average daily claims continued to decline through August 2010, the pace of the decline was slower than expected, and claims severity increased. We believe that the level of excess interest refund claims has been impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. We accrued $566 million of incremental reserves for these claims during the first six months of 2010, in addition to the third quarter charge discussed below.

Significantly, in September 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial legal advertising. We observed an increase in claims during September 2010 and higher average daily claims in the fourth quarter of 2010. Based on these factors and additional analysis, we recorded an adjustment to our reserves of $1,100 million in the third quarter of 2010 to bring the reserve to a better estimate of our probable loss. This adjustment primarily reflects revisions in our assumptions and calculations of the number of estimated probable future incoming claims, increases in claims severity assumptions, reflecting recent trends in amounts paid per claim, and higher estimates of loss for claims in process of settlement. As of December 31, 2010, our reserve for reimbursement of claims in excess of the statutory interest rate was $1,465 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Our estimated liability for excess interest refund claims at December 31, 2010 assumes the pace of incoming claims will decelerate, average exposure per claim remains consistent with recent experience, and we see the impact of our loss mitigation efforts. Estimating the pace of decline in incoming claims can have a significant effect on the total amount of our liability. For example, our third quarter 2010 estimate assumes incoming average daily claims will decline at a long-term average rate of 4% monthly. Holding all other assumptions constant, if claims declined at a rate of one percent higher or lower than assumed, our liability estimate would change by approximately $250 million.

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

GE Money Japan revenues from discontinued operations were an insignificant amount in both 2010 and 2009, respectively, and $763 million in 2008. In total, GE Money Japan losses from discontinued operations, net of taxes, were $1,671 million, $158 million and $651 million for 2010, 2009 and 2008, respectively.

(73)

WMC

During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC substantially discontinued all new loan originations by the second quarter of 2007, and is not a loan servicer. In connection with the sale, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. All claims received for early payment default have either been resolved or are no longer being pursued.

Pending claims for unmet representations and warranties have declined from approximately $800 million at December 31, 2009 to approximately $350 million at December 31, 2010. Reserves related to these contractual representations and warranties were $101 million at December 31, 2010, and $205 million at December 31, 2009. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans WMC originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. New claims received over the past three years have declined from $859 million in 2008 to $320 million in 2010. WMC’s current reserve represents our best estimate of losses with respect to WMC’s repurchase obligations. Actual losses could exceed the reserve amount if actual claim rates, valid tenders or losses WMC incurs on repurchased loans are higher than historically observed.

WMC revenues from discontinued operations were $(4) million, $2 million and $(71) million in 2010, 2009 and 2008, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $7 million, $1 million and $41 million in 2010, 2009 and 2008, respectively.

Other

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. Consumer RV Marine revenues from discontinued operations were $210 million, $260 million and $296 million in 2010, 2009 and 2008, respectively. Consumer RV Marine losses from discontinued operations, net of taxes, were $99 million, $83 million and $58 million in 2010, 2009 and 2008, respectively. Consumer Mexico revenues from discontinued operations were $228 million, $303 million and $479 million in 2010, 2009 and 2008, respectively. Consumer Mexico earnings (loss) from discontinued operations, net of taxes, were $(59) million, $66 million and $31 million in 2010, 2009 and 2008, respectively.

(74)

NOTE 3. INVESTMENT SECURITIES

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

	2010				2009
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
December 31 (In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$3,481	$175	$(11)	$3,645	$5,035	$82	$(236)	$4,881
State and municipal	861	5	(176)	690	886	4	(216)	674
Residential	2,091	21	(354)	1,758	2,999	21	(722)	2,298
mortgage-backed(a)
Commercial	1,493	24	(81)	1,436	1,599	5	(302)	1,302
mortgage-backed
Asset-backed	3,242	7	(190)	3,059	2,468	29	(298)	2,199
Corporate – non-U.S.	1,475	41	(110)	1,406	939	18	(26)	931
Government – non-U.S.	1,804	8	(58)	1,754	2,180	9	(23)	2,166
U.S. government and
federal agency	2,663	3	(5)	2,661	1,788	-	-	1,788
Retained interests(b)	55	10	(26)	39	8,479	392	(40)	8,831
Equity
Available-for-sale	902	194	(9)	1,087	897	227	(3)	1,121
Trading	417	–	–	417	720	-	-	720
Total	$18,484	$488	$(1,020)	$17,952	$27,990	$787	$(1,866)	$26,911

(a)
Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at December 31, 2010, $858 million relates to securities issued by government-sponsored entities and $900 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

(b)	Included $1,918 million of retained interests at December 31, 2009 accounted for at fair value in accordance with ASC 815, Derivatives and Hedging. See Note 17.

The fair value of investment securities decreased to $17,952 million at December 31, 2010, from $26,911 million at December 31, 2009, primarily driven by a decrease in retained interests that were consolidated as a result of our adoption of ASU 2009-16 & 17 and maturities, partially offset by improved market conditions.

(75)

The following tables present the gross unrealized losses and estimated fair values of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross	(a)		Gross	(a)
	Estimated	unrealized		Estimated	unrealized
December 31 (In millions)	fair value	losses		fair value	losses

2010
Debt
U.S. corporate	$163	$(2)		$337	$(9)
State and municipal	108	(4)		443	(172)
Residential mortgage-backed	80	(2)		920	(352)
Commercial mortgage-backed	122	(1)		652	(80)
Asset-backed	111	(5)		902	(185)
Corporate – non-U.S.	61	(1)		673	(109)
Government – non-U.S.	642	(6)		105	(52)
U.S. government and federal agency	1,613	(5)		–	–
Retained interests	–	–		34	(26)
Equity	46	(9)		–	–
Total	$2,946	$(35)		$4,066	$(985)

2009
Debt
U.S. corporate	$573	$(20)		$1,365	$(216)
State and municipal	229	(120)		421	(96)
Residential mortgage-backed	74	(4)		1,561	(718)
Commercial mortgage-backed	–	–		1,015	(302)
Asset-backed	60	(7)		1,312	(291)
Corporate – non-U.S.	308	(14)		346	(12)
Government – non-U.S.	296	(1)		195	(22)
U.S. government and federal agency	–	–		–	–
Retained interests	208	(16)		27	(24)
Equity	22	(1)		8	(2)
Total	$1,770	$(183)		$6,250	$(1,683)

(a)
At December 31, 2010, other-than-temporary impairments previously recognized through other comprehensive income (OCI) on securities still held amounted to $(448) million, of which $(360) million related to RMBS. Gross unrealized losses related to those securities at December 31, 2010 amounted to $(313) million, of which $(226) million related to RMBS.

We adopted amendments to ASC 320 and recorded a cumulative effect adjustment to increase retained earnings by $25 million as of April 1, 2009.

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

The majority of our U.S. corporate debt securities are rated investment grade by the major rating agencies. We evaluate U.S. corporate debt securities based on a variety of factors, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. In the event a U.S. corporate debt security is deemed to be other-than-temporarily impaired, we isolate the credit portion of the impairment by comparing the present value of our expectation of cash flows to the amortized cost of the security. We discount the cash flows using the original effective interest rate of the security.

(76)

The majority of our RMBS have investment grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Of our total RMBS at December 31, 2010 and 2009, approximately $665 million and $883 million, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. These are collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. In addition, of the total residential subprime credit exposure at December 31, 2010 and 2009, approximately $341 million and $453 million, respectively, was insured by Monoline insurers (Monolines) on which we continue to place reliance.

The vast majority of our commercial mortgage-backed securities (CMBS) also have investment grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Our CMBS investments are collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS), a majority of which were originated in 2006 and 2007.

Our asset-backed securities (ABS) portfolio is collateralized by a variety of diversified pools of assets such as student loans and credit cards, as well as large senior secured loans targeting high-quality, middle-market companies in a variety of industries. The vast majority of our ABS securities are in a senior position in the capital structure of the deal. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

For ABS, including RMBS, we estimate the portion of loss attributable to credit using a discounted cash flow model that considers estimates of cash flows generated from the underlying collateral. Estimates of cash flows consider internal credit risk, interest rate and prepayment assumptions that incorporate management’s best estimate of key assumptions, including default rates, loss severity and prepayment rates. For CMBS, we estimate the portion of loss attributable to credit by evaluating potential losses on each of the underlying loans in the security. Collateral cash flows are considered in the context of our position in the capital structure of the deal. Assumptions can vary widely depending upon the collateral type, geographic concentrations and vintage.

If there has been an adverse change in cash flows for RMBS, management considers credit enhancements such as monoline insurance (which are features of a specific security). In evaluating the overall credit worthiness of the Monoline, we use an analysis that is similar to the approach we use for corporate bonds, including an evaluation of the sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurer or other regulator.

During 2010, we recorded other-than-temporary impairments of $431 million, of which $232 million was recorded through earnings ($35 million relates to equity securities) and $199 million was recorded in accumulated other comprehensive income (AOCI). At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $140 million. During 2010, we recognized first time impairments of $157 million and incremental charges on previously impaired securities of $35 million. These amounts included $16 million related to securities that were subsequently sold.

During 2009, we recorded other-than-temporary impairments of $735 million, of which $422 million was recorded through earnings ($28 million relates to equity securities), and $312 million was recorded in AOCI.

During 2009, we recorded other-than-temporary impairments of $735 million, of which $33 million was reclassified to retained earnings at April 1, 2009, as a result of the amendments to ASC 320. Subsequent to April 1, 2009, first time and incremental credit impairments were $79 million and $147 million, respectively. Previous credit impairments related to securities sold were $84 million.

(77)

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due in
2011	$3,129	$3,215
2012-2015	4,563	4,614
2016-2020	1,740	1,655
2021 and later	852	672

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2010	2009	2008

Gains	$161	$105	$166
Losses, including impairments	(239)	(453)	(1104)
Net	$(78)	$(348)	$(938)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $15,334 million, $6,842 million and $3,181 million in 2010, 2009 and 2008, respectively, principally from the sales of short-term securities in our bank subsidiaries in 2010 and 2009 and securities that supported the guaranteed investment contract portfolio in 2008.

We recognized a pre-tax loss on trading securities of $7 million and pre-tax gains of $408 million and $108 million in 2010, 2009 and 2008, respectively. Investments in retained interests decreased $291 million and $113 million during 2009 and 2008, respectively, reflecting changes in fair value. Effective January 1, 2010, with the adoption of ASU 2009-16 & 17, we no longer have any retained interests that are recorded at fair value through earnings.

(78)

NOTE 4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	At
	December 31,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

Loans, net of deferred income(b)	$281,639	$321,589	$280,465
Investment in financing leases, net of deferred income	45,710	55,096	54,332
	327,349	376,685	334,797
Less allowance for losses	(8,072)	(9,556)	(7,856)
Financing receivables – net(c)	$319,277	$367,129	$326,941

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Excludes deferred income of $2,328 million and $2,338 million at December 31, 2010 and December 31, 2009, respectively.

(c)
Financing receivables at December 31, 2010 and December 31, 2009 included $1,503 million and $2,635 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

GECS financing receivables include both loans and financing leases. Loans represent transactions in a variety of forms, including revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes loans carried at the principal amount on which finance charges are billed periodically, and loans carried at gross book value, which includes finance charges.

Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment, medical equipment, commercial real estate and other manufacturing, power generation, and commercial equipment and facilities.

For federal income tax purposes, the leveraged leases and the majority of the direct financing leases are leases in which GECS depreciates the leased assets and is taxed upon the accrual of rental income. Certain direct financing leases are loans for federal income tax purposes. For these transactions, GECS is taxable only on the portion of each payment that constitutes interest, unless the interest is tax-exempt (e.g., certain obligations of state governments).

Investment in direct financing and leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. GECS has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases; such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The GECS share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment. For federal income tax purposes, GECS is entitled to deduct the interest expense accruing on nonrecourse financing related to leveraged leases.

(79)

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2010	2009	2010	2009	2010	2009

Total minimum lease payments receivable	$53,677	$63,997	$41,534	$49,985	$12,143	$14,012
Less principal and interest on third-party
non-recourse debt	(8,110)	(9,660)	–	–	(8,110)	(9,660)
Net rentals receivables	45,567	54,337	41,534	49,985	4,033	4,352
Estimated unguaranteed residual value of
leased assets	8,496	9,604	5,992	6,815	2,504	2,789
Less deferred income	(8,353)	(9,609)	(6,616)	(7,630)	(1,737)	(1,979)
Investment in financing leases, net of
deferred income	45,710	54,332	40,910	49,170	4,800	5,162
Less amounts to arrive at net investment
Allowance for losses	(402)	(654)	(384)	(534)	(18)	(120)
Deferred taxes	(6,168)	(6,210)	(2,266)	(2,485)	(3,902)	(3,725)
Net investment in financing leases	$39,140	$47,468	$38,260	$46,151	$880	$1,317

(a)	Included $520 million and $599 million of initial direct costs on direct financing leases at December 31, 2010 and 2009, respectively.

(b)
Included pre-tax income of $133 million and $164 million and income tax of $51 million and $64 million during 2010 and 2009, respectively. Net investment credits recognized on leveraged leases during 2010 and 2009 were insignificant.

Contractual Maturities

	Total	Net rentals
(In millions)	loans	receivable

Due in
2011	$67,741	$13,978
2012	29,947	8,921
2013	22,877	6,961
2014	21,074	4,610
2015	15,280	3,043
2016 and later	73,296	8,054
	230,215	45,567
Consumer revolving loans	51,424	–
Total	$281,639	$45,567

We expect actual maturities to differ from contractual maturities.

(80)

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

Financing Receivables – net

The following table displays our Financing Receivables balances.

	December 31,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

CLL(b)
Americas	$86,596	$99,666	$87,496
Europe	37,498	43,403	41,455
Asia	11,943	13,159	13,202
Other	2,626	2,836	2,836
Total CLL	138,663	159,064	144,989

Energy Financial Services	7,011	7,790	7,790

GECAS(b)	12,615	13,254	13,254

Other(c)	1,788	2,614	2,614
Total Commercial Financing Receivables	160,077	182,722	168,647

Real Estate
Debt	30,249	36,257	36,565
Business properties	9,962	12,416	8,276
Total Real Estate Financing Receivables	40,211	48,673	44,841

Consumer(b)
Non-U.S. residential mortgages	45,536	54,921	54,921
Non-U.S. installment and revolving credit	20,368	23,443	23,443
U.S. installment and revolving credit	43,974	44,008	20,027
Non-U.S. auto	8,877	12,762	12,762
Other	8,306	10,156	10,156
Total Consumer Financing Receivables	127,061	145,290	121,309

Total Financing Receivables	327,349	376,685	334,797

Less allowance for losses	(8,072)	(9,556)	(7,856)
Total Financing Receivables – net	$319,277	$367,129	$326,941

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(c)	Primarily consisted of loans and financing leases in former consolidated, liquidating, securitization entities, which became wholly owned affiliates in December 2010.

(81)

Allowance for Losses on Financing Receivables

The following tables provide a roll-forward of our Allowance for Losses on Financing Receivables.

	Balance	Adoption of	Balance	Provision				Balance
	December 31,	ASU 2009	January 1,	charged to		Gross		December 31,
(In millions)	2009	16 & 17(a)	2010	operations	Other(b)	write-offs(c)	Recoveries(c)	2010

Commercial
CLL(d)
Americas	$1,179	$66	$1,245	$1,058	$(10)	$(1,136)	$130	$1,287
Europe	575	–	575	272	(40)	(440)	62	429
Asia	244	(10)	234	153	(6)	(181)	22	222
Other	11	–	11	(4)	1	(1)	–	7
Total CLL	2,009	56	2,065	1,479	(55)	(1,758)	214	1,945

Energy Financial
Services	28	–	28	65	–	(72)	1	22

GECAS(d)	104	–	104	12	–	(96)	–	20

Other	34	–	34	32	–	(9)	1	58
Total Commercial	2,175	56	2,231	1,588	(55)	(1,935)	216	2,045

Real Estate
Debt	1,358	(3)	1,355	764	9	(838)	2	1,292
Business properties	136	45	181	146	(7)	(126)	2	196
Total Real Estate	1,494	42	1,536	910	2	(964)	4	1,488

Consumer(d)
Non-U.S. residential
mortgages	926	–	926	272	(40)	(408)	78	828
Non-U.S. installment
and revolving credit	1,116	–	1,116	1,053	(70)	(1,745)	591	945
U.S. installment and
revolving credit	1,551	1,602	3,153	3,018	(6)	(4,300)	468	2,333
Non-U.S. auto	303	–	303	85	(60)	(324)	170	174
Other	291	–	291	265	7	(394)	90	259
Total Consumer	4,187	1,602	5,789	4,693	(169)	(7,171)	1,397	4,539
Total	$7,856	$1,700	$9,556	$7,191	$(222)	$(10,070)	$1,617	$8,072

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Other primarily included the effects of currency exchange.

(c)
Net write-offs (write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as our revolving credit portfolios turn over more than once per year or, in all portfolios, can reflect losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(d)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(82)

	Balance	Provision							Balance
	January 1,	charged to			Gross				December 31,
(In millions)	2009	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2009

Commercial
CLL(c)
Americas	$843	$1,399	$(39)		$(1,117)		$93		$1,179
Europe	311	625	(14)		(431)		84		575
Asia	163	257	3		(203)		24		244
Other	4	9	2		(4)		–		11
Total CLL	1,321	2,290	(48)		(1,755)		201		2,009

Energy Financial
Services	58	33	4		(67)		–		28

GECAS(c)	58	65	(3)		(16)		–		104

Other	28	29	–		(24)		1		34
Total Commercial	1,465	2,417	(47)		(1,862)		202		2,175

Real Estate
Debt	282	1,295	13		(232)		–		1,358
Business properties	19	147	–		(32)		2		136
Total Real Estate	301	1,442	13		(264)		2		1,494

Consumer(c)
Non-U.S. residential
mortgages	346	909	86		(508)		93		926
Non-U.S. installment
and revolving credit	1,010	1,751	43		(2,252)		564		1,116
U.S. installment and
revolving credit	1,616	3,367	(975)		(2,612)		155		1,551
Non-U.S. auto	197	395	31		(530)		210		303
Other	225	346	44		(389)		65		291
Total Consumer	3,394	6,768	(771)		(6,291)		1,087		4,187
Total	$5,160	$10,627	$(805)		$(8,417)		$1,291		$7,856

(a)	Other primarily included the effects of securitization activity and currency exchange.

(b)
Net write-offs (write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as our revolving credit portfolios turn over more than once per year or, in all portfolios, can reflect losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(c)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(83)

	Balance	Provision							Balance
	January 1,	charged to			Gross				December 31,
(In millions)	2008	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2008

Commercial
CLL(c)
Americas	$471	$909	$111		$(728)		$80		$843
Europe	256	344	(34)		(334)		79		311
Asia	226	152	34		(256)		7		163
Other	3	4	(3)		–		–		4
Total CLL	956	1,409	108		(1,318)		166		1,321

Energy Financial
Services	19	36	3		–		–		58

GECAS(c)	8	51	–		(1)		–		58

Other	18	28	(1)		(18)		1		28
Total Commercial	1,001	1,524	110		(1,337)		167		1,465

Real Estate
Debt	158	121	9		(6)		–		282
Business properties	10	14	–		(6)		1		19
Total Real Estate	168	135	9		(12)		1		301

Consumer(c)
Non-U.S. residential
mortgages	232	296	(40)		(210)		68		346
Non-U.S. installment
and revolving credit	1,278	1,664	(409)		(2,392)		869		1,010
U.S. installment and
revolving credit	937	3,050	(624)		(2,056)		309		1,616
Non-U.S. auto	298	335	(121)		(544)		229		197
Other	165	229	9		(247)		69		225
Total Consumer	2,910	5,574	(1,185)		(5,449)		1,544		3,394
Total	$4,079	$7,233	$(1,066)		$(6,798)		$1,712		$5,160

(a)	Other primarily included the effects of securitization activity and currency exchange.

(b)
Net write-offs (write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as our revolving credit portfolios turn over more than once per year or, in all portfolios, can reflect losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(c)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

See Note 16 for supplemental information about the credit quality of financing receivables and allowance for losses on financing receivables.

(84)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

	Depreciable
	lives-new
December 31 (Dollars in millions)	(in years)		2010	2009

Original cost(b)
Land and improvements, buildings, structures and
related equipment	1-37	(a)	$3,488	$5,676
Equipment leased to others
Aircraft	19-21		45,674	42,634
Vehicles	1-23		17,216	21,589
Railroad rolling stock	5-50		4,331	4,290
Marine shipping containers	3-30		2,748	2,727
Construction and manufacturing	1-30		2,586	2,759
All other	4-25		3,107	2,921
Total			$79,150	$82,596

Net carrying value(b)
Land and improvements, buildings, structures and
related equipment			$1,647	$3,521
Equipment leased to others
Aircraft(c)			34,665	32,983
Vehicles			9,077	11,519
Railroad rolling stock			2,960	2,887
Marine shipping containers			1,924	1,894
Construction and manufacturing			1,454	1,697
All other			2,023	1,952
Total			$53,750	$56,453

(a)	Depreciable lives exclude land.

(b)	Included $1,571 million and $1,609 million of original cost of assets leased to GE with accumulated amortization of $531 million and $572 million at December 31, 2010 and 2009, respectively.

(c)
GECAS recognized impairment losses of $438 million in 2010 and $127 million in 2009 recorded in the caption “Depreciation and amortization” in the Statement of Earnings to reflect adjustments to fair value based on an evaluation of average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

Amortization of equipment leased to others was $6,786 million, $7,179 million and $8,173 million in 2010, 2009 and 2008, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2010, are as follows:

(In millions)

Due in
2011	$7,242
2012	5,846
2013	4,686
2014	3,840
2015	2,964
2016 and later	9,170
Total	$33,748

(85)

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

December 31 (In millions)	2010	2009

Goodwill	$27,593	$28,463

Other intangible assets
Intangible assets subject to amortization	$1,876	$2,841

Changes in goodwill balances follow.

	2010					2009
				Dispositions,					Dispositions,
				currency					currency
	Balance			exchange	Balance	Balance			exchange	Balance
(In millions)	January 1		Acquisitions	and other	December 31	January 1		Acquisitions	and other	December 31

CLL	$14,053	(a)	$19	$(179)	$13,893	$12,476	(a)	$1,399	$178	$14,053
Consumer	10,945	(a)	–	(43)	10,902	9,382	(a)	1,605	(42)	10,945
Real Estate	1,189		–	(100)	1,089	1,183		–	6	1,189
Energy Financial Services	2,119		–	(557)	1,562	2,162		–	(43)	2,119
GECAS	157		–	(10)	147	155		–	2	157
Total	$28,463		$19	$(889)	$27,593	$25,358		$3,004	$101	$28,463

(a)	Reflected the transfer of the Consumer Business in Italy during the first quarter of 2010 from Consumer to CLL, resulting in a related movement of beginning goodwill balance of $18 million.

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

Goodwill balances decreased $870 million during 2010, primarily as a result of the deconsolidation of Regency Energy Partners L.P. (Regency) ($557 million) and the stronger U.S. dollar ($120 million), partially offset by goodwill related to new acquisitions ($19 million). Our reporting units and related goodwill balances are CLL ($13,893 million), Consumer ($10,902 million), Real Estate ($1,089 million), Energy Financial Services ($1,562 million) and GECAS ($147 million) at December 31, 2010.

Goodwill related to new acquisitions in 2009 was $3,004 million and included acquisitions of Interbanca S.p.A. ($1,394 million) at CLL and BAC ($1,083 million) at Consumer. During 2009,  the goodwill balance increased by $221 million related to acquisition accounting adjustments for prior-year acquisitions. The most significant of these adjustments was an increase of $180 million associated with the 2008 acquisition of CitiCapital at CLL. Also during 2009, goodwill balances increased $101 million, primarily as a result of the weaker U.S. dollar ($1,148 million), partially offset by the deconsolidation of Penske Truck Leasing Co., L.P. (PTL) ($634 million) at CLL.

On May 26, 2010, we sold our general partnership interest in Regency, a midstream natural gas services provider, and retained a 21% limited partnership interest. This resulted in the deconsolidation of Regency and the remeasurement of our limited partnership interest to fair value. We recorded a pre-tax gain of $119 million, which is reported in revenues from services.

On June 25, 2009, we increased our ownership in BAC from 49.99% to 75% for a purchase price of $623 million following the terms of our 2006 investment agreement (BAC Investment Agreement) with the then controlling shareholder. At that time, we remeasured our previously held equity investment to fair value, resulting in a pre-tax gain of $343 million. This transaction required us to consolidate BAC, which was previously accounted for under the equity method.

(86)

In accordance with our stated plan to reduce GE Capital ending net investment, we exited this business during 2010, and completed the sale of BAC for $1,920 million in December 2010. In accordance with the terms of the BAC Investment Agreement and prior to completing the sale, we acquired the remaining 25% interest in BAC for a purchase price of $633 million. As a result of the sale of our 100% ownership interest in BAC, we recognized an after-tax gain of $780 million in 2010, which was recorded in discontinued operations. Goodwill related to new acquisitions in 2009 includes $1,083 million related to BAC, which represents the difference between the amount of goodwill initially recorded in 2009 upon BAC consolidation ($1,605 million), and the amount of goodwill reclassified to discontinued operations based on a relative fair value allocation ($522 million) as required under ASC 350-20-35.

We test goodwill for impairment annually and more frequently if circumstances warrant.  We determine fair values for each of the reporting units using an income approach.  When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results.  For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate.  We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business.  Actual results may differ from those assumed in our forecasts.  We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing.  We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 12% to 14.5%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses.

Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings.  Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate.  Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples.  It can be somewhat more limited in its application because the population of potential comparables is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business.  It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses.  We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

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

Our Real Estate reporting unit had a goodwill balance of $1,089 million at December 31, 2010. As of July 1, 2010, the carrying amount exceeded the estimated fair value of our Real Estate reporting unit by approximately $3.2 billion. The estimated fair value of the Real Estate reporting unit is based on a number of assumptions about future business performance and investment, including loss estimates for the existing finance receivable and investment portfolio, new debt origination volume and margins, and anticipated stabilization of the real estate market allowing for sales of real estate investments at normalized margins. Our assumed discount rate was 12% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. Given the volatility and uncertainty in the current commercial real estate environment, there is uncertainty about a number of assumptions upon which the estimated fair value is based. Different loss estimates for the existing portfolio, changes in the new debt origination volume and margin assumptions, changes in the expected pace of the commercial real estate market recovery, or changes in the equity return expectation of market participants may result in changes in the estimated fair value of the Real Estate reporting unit.

(87)

Based on the results of the step one testing, we performed the second step of the impairment test described above. Based on the results of the second step analysis for the Real Estate reporting unit, the estimated implied fair value of goodwill exceeded the carrying value of goodwill by approximately $3.5 billion. Accordingly, no goodwill impairment was required. In the second step, unrealized losses in an entity’s assets have the effect of increasing the estimated implied fair value of goodwill. The results of the second step analysis were attributable to several factors. The primary driver was the excess of the carrying value over the estimated fair value of our Real Estate Equity Investments, which approximated $6.3 billion at that time. Other drivers for the favorable outcome include the unrealized losses in the Real Estate finance receivable portfolio and the fair value premium on the Real Estate reporting unit allocated debt. The results of the second step analysis are highly sensitive to these measurements, as well as the key assumptions used in determining the estimated fair value of the Real Estate reporting unit.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible Assets Subject to Amortization

	At
	2010			2009
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
December 31 (In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,112	$(588)	$524	$1,687	$(679)	$1,008
Patents, licenses and trademarks	599	(532)	67	594	(459)	135
Capitalized software	2,025	(1,528)	497	2,155	(1,556)	599
Lease valuations	1,646	(917)	729	1,754	(793)	961
All other	325	(266)	59	475	(337)	138
Total	$5,707	$(3,831)	$1,876	$6,665	$(3,824)	$2,841

During 2010, we recorded additions to intangible assets subject to amortization of $48 million. The components of finite-lived intangible assets acquired during 2010 and their respective weighted-average amortizable period are: $2 million – Patents, licenses and trademarks (2.0 years) and $46 million – Capitalized software (4.7 years).

Amortization expense related to intangible assets subject to amortization was $625 million, $873 million and $912 million for 2010, 2009 and 2008, respectively. We estimate annual pre-tax amortization for intangible assets subject to amortization over the next five calendar years to be as follows: 2011 - $486 million; 2012 - $342 million; 2013 - $232 million; 2014 - $175 million; 2015 - $155 million.

(88)

NOTE 7. OTHER ASSETS

December 31 (In millions)	2010	2009

Investments
Real estate(a)(b)	$31,553	$36,957
Associated companies	25,662	25,374
Assets held for sale(c)	3,538	3,691
Cost method(b)	1,916	1,953
Other	2,249	1,982
	64,918	69,957

Derivative instruments	7,005	7,648
Deferred borrowing costs(d)	1,982	2,559
Advances to suppliers	1,853	2,224
Deferred acquisition costs	52	77
Other	3,235	3,759
Total	$79,045	$86,224

(a)
Our investment in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2010: office buildings (45%), apartment buildings (16%), industrial properties (11%), retail facilities (7%), franchise properties (8%), and other (13%). At December 31, 2010, investments were located in the Americas (48%), Europe (28%) and Asia (24%).

(b)
The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2010, were $396 million and $55 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2010, were $16 million and $2 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2009, were $417 million and $66 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2009, were $48 million and $13 million, respectively.

(c)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale or other means. At December 31, 2010 and 2009, such assets consisted primarily of loans, aircraft, equipment and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $115 million and $145 million at December 31, 2010 and 2009, respectively.

(d)	Included $916 million and $1,642 million at December 31, 2010 and 2009, respectively, of unamortized fees related to our participation in the Temporary Liquidity Guarantee Program.

(89)

NOTE 8. BORROWINGS AND BANK DEPOSITS

Short-term Borrowings		2010		2009
			Average		Average
December 31 (In millions)		Amount	rate(a)	Amount	rate(a)

Commercial paper
U.S.		$27,398	0.28%	$32,637	0.20%
Non-U.S.		9,497	1.41	9,525	0.86
Current portion of long-term
borrowings(b)(c)(d)		65,610	3.24	69,877	3.27
GE Interest Plus notes(e)		9,058	1.59	7,541	2.40
Other(d)		2,083		8,367
Total short-term borrowings		$113,646		$127,947

Long-term Borrowings		2010		2009
			Average		Average
December 31 (In millions)	Maturities	Amount	rate(a)	Amount	rate(a)

Senior notes(b)(c)	2012-2055	$263,043	3.29%	$304,571	3.31%
Subordinated notes(f)	2012-2037	2,276	5.20	2,388	5.51
Subordinated debentures(g)	2066-2067	7,298	6.63	7,647	6.48
Other(d)(h)		11,729		10,752
Total long-term borrowings		$284,346		$325,358

Non-recourse borrowings of consolidated
securitization entities (i)	2011-2021	$30,060	2.88	$3,883	0.57

Bank deposits(j)		$37,298		$33,519

Total borrowings and bank deposits		$465,350		$490,707

(a)
Based on year-end balances and year-end local currency interest rates. Current portion of long-term debt included the effects of related fair value interest rate and currency hedges, if any, directly associated with the original debt issuance.

(b)
GECC had issued and outstanding $53,495 million and $59,336 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at December 31, 2010 and 2009, respectively. Of the above amounts, $18,455 million and $5,841 million are included in current portion of long-term borrowings at December 31, 2010 and 2009, respectively.

(c)
Included in total long-term borrowings were $2,395 million and $3,138 million of obligations to holders of GICs at December 31, 2010 and 2009, respectively. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC could be required to provide up to approximately $2,300 million as of December 31, 2010, to repay holders of GICs.

(d)
Included $11,117 million and $10,604 million of funding secured by real estate, aircraft and other collateral at December 31, 2010 and 2009, respectively, of which $4,653 million and $5,667 million is non-recourse to GECC at December 31, 2010 and 2009, respectively.

(e)	Entirely variable denomination floating-rate demand notes.

(f)	Included $117 million of subordinated notes guaranteed by GE at both December 31, 2010 and 2009.

(g)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(h)
Included $1,984 million and $1,649 million of covered bonds at December 31, 2010 and 2009, respectively. If the short-term credit rating of GECC were reduced below A-1/P-1, GECC would be required to partially cash collateralize these bonds in an amount up to $764 million at December 31, 2010.

(i)
Included at December 31, 2010 was $10,499 million of current portion of long-term borrowings and $19,561 million of long-term borrowings related to former QSPEs consolidated on January 1, 2010 upon our adoption of ASU 2009-16 & 17, previously consolidated liquidating securitization entities and other on-book securitization borrowings. Included at December 31, 2009, was $2,424 million of commercial paper, $378 million of current portion of long-term borrowings and $1,081 million of long-term borrowings issued by consolidated liquidating securitization entities. See Note 17.

(j)
Included $18,781 million and $15,848 million of deposits in non-U.S. banks at December 31, 2010 and 2009, respectively, and $11,329 million and $10,476 million of certificates of deposits distributed by brokers with maturities greater than one year at December 31, 2010 and 2009, respectively.

(90)

Additional information about borrowings and associated swaps can be found in Note 15.

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities, including borrowings from GE, over the next five years follow.

(In millions)	2011		2012	2013	2014	2015

	$65,610	(a)	$83,297	$34,990	$29,619	$21,755

(a)	Fixed and floating rate notes of $710 million contain put options with exercise dates in 2011, and which have final maturity beyond 2015.

Committed credit lines totaling $51.8 billion had been extended to us by 58 banks at year-end 2010. Availability of these lines is shared between GE and GECC with $10.6 billion and $51.8 billion available to GE and GECC, respectively. Our lines include $35.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $16.2 billion are 364-day lines that contain a term-out feature that allows us to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but amounts were insignificant in each of the past three years.

NOTE 9. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to holders of guaranteed investment contracts.

December 31 (In millions)	2010	2009

Guaranteed investment contracts	$5,502	$8,310
Unpaid claims and claims adjustment expenses	64	69
Unearned premiums	213	308
Total	$5,779	$8,687

When insurance affiliates cede insurance to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption “Other receivables” on our Statement of Financial Position, and amounted to $39 million and $45 million at December 31, 2010 and 2009, respectively.

We recognize reinsurance recoveries, as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits”. We had no reinsurance recoveries for the years ended December 31, 2010, 2009 and 2008.

(91)

NOTE 10. INCOME TAXES

Provision for Income Taxes

(In millions)	2010	2009	2008

Current tax expense (benefit)	$(2,164)	$(1,477)	$(1,240)
Deferred tax expense (benefit) from temporary differences	1,232	(2,335)	(897)
Total	$(932)	$(3,812)	$(2,137)

GE and GECC file a consolidated U.S. federal income tax return. The provision for current tax expense includes our effect on the consolidated return. Our effect on the consolidated liability is generally settled in cash as GE tax payments are due. The effect of GECC on the amount of the consolidated tax liability from the formation of the NBCU joint venture will be settled in cash when it otherwise would have reduced the liability of the group absent the tax on formation.

U.S. earnings (loss) from continuing operations before income taxes were $(373) million in 2010, $(6,027) million in 2009 and $(4,323) million in 2008. The corresponding amounts for non-U.S. based operations were $2,722 million in 2010, $3,692 million in 2009 and $10,480 million in 2008.

Current tax expense (benefit) includes amounts applicable to U.S. federal income taxes of $(3,714) million, $(1,921) million and $(2,455) million in 2010, 2009 and 2008, respectively, related to the benefit from our deductions and credits in excess of GE’s current U.S. tax expense. Current tax expense amounts applicable to non-U.S. jurisdictions were $1,667 million, $631 million and $1,248 million in 2010, 2009 and 2008, respectively. Deferred taxes related to U.S. federal income taxes were an expense of $2,024 million in 2010 and a benefit of $2,231 million and $585 million in 2009 and 2008, respectively, and amounts applicable to non-U.S. jurisdictions of a benefit of $902 million, $10 million and $375 million in 2010, 2009 and 2008, respectively.

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

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, which expires at the end of 2011, has been scheduled to expire and has been extended by Congress on six previous occasions, including in December of 2010, but there can be no assurance that it will continue to be extended. In the event the provision is not extended after 2011, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2012.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2010, were approximately $62 billion. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

(92)

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

During 2008, because the use of foreign tax credits no longer required the repatriation of prior-year earnings, we increased the amount of prior-year earnings that were indefinitely reinvested outside the U.S. by approximately $1 billion, resulting in an income tax benefit of $350 million.

Annually, GE files over 6,400 income tax returns in over 250 global taxing jurisdictions, a substantial portion of which include our activities. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2010, the IRS completed the audit of our consolidated U.S. income tax returns for 2003-2005. At December 31, 2010, the IRS was auditing our consolidated U.S. income tax returns for 2006-2007. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. It is reasonably possible that the 2006-2007 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

December 31 (In millions)	2010	2009

Unrecognized tax benefits	$2,949	$3,820
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	1,330	1,792
Accrued interest on unrecognized tax benefits	577	713
Accrued penalties on unrecognized tax benefits	73	73
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-1,200	0-650
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-250	0-250

(a)	Some portion of such reduction might be reported as discontinued operations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2010	2009

Balance at January 1	$3,820	$3,454
Additions for tax positions of the current year	43	517
Additions for tax positions of prior years	339	86
Reductions for tax positions of prior years	(1,208)	(174)
Settlements with tax authorities	(34)	(57)
Expiration of the statute of limitations	(11)	(6)
Balance at December 31	$2,949	$3,820

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the year ended December 31, 2010, $(136) million of interest expense and no tax expense related to penalties were recognized in the Statement of Earnings, compared with $20 million and $8 million for the year ended December 31, 2009 and $145 million and $10 million for the year ended December 31, 2008.

(93)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	2010	2009	2008

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from
Tax on global activities including exports(a)	(50.1)	106.2	(64.7)
U.S. business credits	(12.4)	13.6	(3.4)
All other - net	(12.2)	8.5	(1.6)
	(74.7)	128.2	(69.7)
Actual income tax rate	(39.7)%	163.3%	(34.7)%

(a)	2009 and 2008 included 30.0% and (5.7)%, respectively, from indefinite reinvestment of prior-year earnings.

Deferred Income Taxes

Principal components of our net liability representing deferred income tax balances are as follows:

December 31 (In millions)	2010	2009

Assets
Allowance for losses	$2,815	$3,104
Cash flow hedges	692	844
Net unrealized losses on securities	131	335
Non-U.S. loss carryforwards(a)	2,320	1,243
Other - net	7,116	5,678
Total deferred income tax assets	13,074	11,204

Liabilities
Financing leases	6,168	6,210
Operating leases	4,795	5,577
Investment in global subsidiaries	1,360	224
Intangible assets	1,654	1,505
Other - net	5,292	3,427
Total deferred income tax liabilities	19,269	16,943

Net deferred income tax liability	$6,195	$5,739

(a)
Net of valuation allowances of $419 million and $344 million for 2010 and 2009, respectively. Of the net deferred tax asset as of December 31, 2010, of $2,320 million, $15 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2011, through December 31, 2013; $240 million relates to net operating losses that expire in various years ending from December 31, 2014, through December 31, 2025; and $2,065 million relates to net operating loss carryforwards that may be carried forward indefinitely.

(94)

NOTE 11. SHAREOWNER’S EQUITY

(In millions)	2010	2009	2008

Common stock issued	$56	$56	$56

Accumulated other comprehensive income
Balance at January 1(a)	$(1,956)	$(6,970)	$6,489
Investment securities - net of deferred taxes
of $314, $494 and $(1,568)	498	1,341	(2,152)
Currency translation adjustments - net of deferred taxes
of $2,730, $(717) and $4,167	(2,721)	2,565	(8,586)
Cash flow hedges - net of deferred taxes
of $(511), $917 and $(2,288)	(508)	896	(4,846)
Benefit plans - net of deferred taxes
of $27, $(14) and $(116)(b)	54	(67)	(262)
Reclassification adjustments
Investment securities - net of deferred taxes
of $27, $255 and $468	51	(4)	164
Currency translation adjustments	–	–	(119)
Cash flow hedges - net of deferred taxes
$723, $399 and $642	977	541	2,342
Balance at December 31	$(3,605)	$(1,698)	$(6,970)

Additional paid-in capital
Balance at January 1	$28,431	$19,671	$14,172
Contributions and other(c)	32	8,760	5,499
Balance at December 31	$28,463	$28,431	$19,671

Retained earnings
Balance at January 1(d)	$45,622	$45,497	$40,513
Net earnings	2,291	1,613	7,422
Dividends (c)	–	–	(2,351)
Other(c)(e)	54	(181)	(112)
Balance at December 31	$47,967	$46,929	$45,472

Total equity
GECC shareowner's equity balance at December 31	$72,881	$73,718	$58,229
Noncontrolling interests balance at December 31(f)	1,164	2,204	2,383
Total equity balance at December 31	$74,045	$75,922	$60,612

(a)	The 2010 opening balance was adjusted as of January 1, 2010, for the cumulative effect of changes in accounting principles of $258 million related to the adoption of ASU 2009-16 & 17.

(b)
For 2010, included $15 million of prior service costs arising during the year and $39 million of amortization of actuarial gains (losses) – net of deferred taxes of $15 million and $12 million, respectively. For 2009, included $(93) million of gains (losses) arising during the year and $26 million of amortization of gains (losses) – net of deferred taxes of $(25) million and $11 million, respectively. For 2008, included $(270) million of gains (losses) arising during the year and $8 million of amortization of gains (losses) – net of deferred taxes of $(120) million and $4 million, respectively.

(c)	Total dividends and other transactions with the shareowner increased equity by $86 million in 2010, $8,579 million in 2009 and $3,036 million in 2008.

(d)
The 2010 opening balance was adjusted as of January 1, 2010, for the cumulative effect of changes in accounting principles of $1,307 million related to the adoption of ASU 2009-16 & 17. The 2009 opening balance was adjusted as of April 1, 2009, for the cumulative effect of changes in accounting principles of $25 million related to adopting amendments on impairment guidance in ASC 320, Investments – Debt and Equity Securities. The cumulative effect of adopting ASC 825 at January 1, 2008, was insignificant.

(e)	Included the effects of accretion of redeemable securities to their redemption value of $38 million and $(23) million in 2010 and 2009, respectively.

(f)
On January 1, 2009, we adopted an amendment to ASC 810, Consolidation, that requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of shareowner’s equity and to disclose the amount of other comprehensive income attributable to noncontrolling interests.

(95)

All common stock is owned by GE Capital Services, all of the common stock of which is in turn owned by GE Company.

Certain of our consolidated affiliates are restricted from remitting certain funds to us in the form of dividends or loans by a variety of regulations or statutory requirements. Activities of certain of our financial services consolidated affiliates are subject to regulation by various national authorities including banking, financial services and insurance regulators. The activities of these entities include lending, leasing, and other traditional financial services transactions and relate to approximately $129.9 billion of our total assets. National regulators routinely impose restrictions on the transfer of funds across entities and/or borders in the form of dividends or loans as part of their regulatory oversight. However, such funds are available for use by these affiliates, without restriction, to repay borrowings, to fund new loans, or for other normal business purposes. At December 31, 2010, the amount of restricted net assets of these affiliates was $21.6 billion.

Noncontrolling Interests

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2010	2009

Noncontrolling interests in consolidated affiliates(a)	$887	$1,927
Preferred stock(b)	277	277
	$1,164	$2,204

(a)	Included noncontrolling interests in partnerships and common shares of consolidated affiliates.

(b)	The preferred stock pays cumulative dividends at an average rate of 6.81%.

Changes to noncontrolling interests are as follows.

	Year ended December 31,
(In millions)	2010	2009

Beginning balance	$2,204	$2,383
Net earnings	16	15
Dispositions(a)	(979)	(331)
Dividends	(7)	(11)
AOCI and other (b)	(70)	148
Ending balance	$1,164	$2,204

(a)	Includes the effects of deconsolidating both Regency $(979) million during the second quarter of 2010 and Penske Truck Leasing Co., L.P. (PTL) $(331) million during the first quarter of 2009.

(b)	Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

During the first quarter of 2009, GE made a $9,500 million capital contribution to GECS. GECS subsequently contributed $8,250 million to us. In addition, we issued one share of its common stock (par value $14) to GECS for $500 million.

(96)

NOTE 12. REVENUES FROM SERVICES

(In millions)	2010	2009	2008

Interest on loans (a)	$21,280	$19,135	$26,296
Equipment leased to others	11,116	12,231	15,568
Fees (a)	4,784	4,514	6,056
Financing leases (a)	2,805	3,317	4,374
Associated companies	2,035	1,007	2,058
Real estate investments	1,240	1,543	3,505
Investment income (a)(b)	585	1,945	1,010
Net securitization gains (a)	–	1,589	1,133
Other items(c)	2,662	3,495	5,872
Total	$46,507	$48,776	$65,872

(a)
On January 1, 2010, we adopted ASU 2009-16 & 17 which required us to consolidate substantially all of our former QSPEs. As a result, 2010 Revenues from services include interest, investment and fee income from these entities, which were not presented on a consolidated basis in 2009. During 2010, we recognized no gains from securitization transactions, as they were recorded as on-book financings. See Note 17.

(b)	Included net other-than-temporary impairments on investment securities of $232 million and $422 million for the twelve months ended December 31, 2010 and 2009, respectively. See Note 3.

(c)
Included a gain on the sale of a limited partnership interest in PTL and a related gain on the remeasurement of the retained investment to fair value totaling $296 million in the first quarter of 2009. See Note 17.

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

Rental expense under operating leases is shown below.

(In millions)	2010	2009	2008

Equipment for sublease	$184	$280	$358
Other rental expense	453	521	631

At December 31, 2010, minimum rental commitments under noncancellable operating leases aggregated $2,378 million. Amounts payable over the next five years follow.

(In millions)

2011	2012	2013	2014	2015
$517	$466	$306	$223	$180

NOTE 14. FAIR VALUE MEASUREMENTS

For a description of how we estimate fair value, see Note 1.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $5,706 million and $6,629 million at December 31, 2010 and 2009, respectively, supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our global banks. Such securities are mainly investment grade.

(97)

							Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	(b)	adjustment	(c)	Net balance

December 31, 2010

Assets
Investment securities
Debt
U.S. corporate	$588		$1,360		$1,697		$–		$3,645
State and municipal	–		508		182		–		690
Residential mortgage-backed	47		1,666		45		–		1,758
Commercial mortgage-backed	–		1,388		48		–		1,436
Asset-backed	–		563		2,496		–		3,059
Corporate - non-U.S.	89		356		961		–		1,406
Government - non-U.S.	776		850		128		–		1,754
U.S. government and federal agency	–		2,661		–		–		2,661
Retained interests(d)	–		–		39		–		39
Equity
Available-for-sale	569		500		18		–		1,087
Trading	417		–		–		–		417
Derivatives(e)	–		10,319		330		(3,644)		7,005
Other(f)	–		–		450		–		450
Total	$2,486		$20,171		$6,394		$(3,644)		$25,407

Liabilities
Derivatives	$–		$6,228		$102		$(3,635)		$2,695
Other	–		31		–		–		31
Total	$–		$6,259		$102		$(3,635)		$2,726

December 31, 2009

Assets
Investment securities
Debt
U.S. corporate	$1,368		$1,871		$1,642		$–		$4,881
State and municipal	–		501		173		–		674
Residential mortgage-backed	–		2,254		44		–		2,298
Commercial mortgage-backed	–		1,251		51		–		1,302
Asset-backed	–		719		1,480		–		2,199
Corporate - non-U.S.	154		46		731		–		931
Government - non-U.S.	1,114		914		138		–		2,166
U.S. government and federal agency	8		1,780		–		–		1,788
Retained interests	–		–		8,831		–		8,831
Equity
Available-for-sale	437		667		17		–		1,121
Trading	720		–		–		–		720
Derivatives(e)	–		10,808		451		(3,611)		7,648
Other(f)	–		–		554		–		554
Total	$3,801		$20,811		$14,112		$(3,611)		$35,113

Liabilities
Derivatives	$–		$7,041		$219		$(3,623)		$3,637
Other	–		32		–		–		32
Total	$–		$7,073		$219		$(3,623)		$3,669

(a)
Included in Level 1 at December 31, 2010 was $76 million of available-for-sale equity transferred from Level 2 due to the expiration of sale restrictions on the security. Additionally, $110 million of government non-U.S. bonds were reclassified from Level 1 to Level 2. Other transfers to and from Level 1 and Level 2 were insignificant.

(b)
Level 3 investment securities valued using non-binding broker quotes totaled $711 million and $605 million at December 31, 2010 and 2009, respectively, and were classified as available-for-sale securities.

(c)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(d)	Substantially all of our retained interests were consolidated in connection with our adoption of ASU 2009-16 & 17 on January 1, 2010.

(e)
The fair value of derivatives included an adjustment for non-performance risk. At December 31, 2010 and 2009, the cumulative adjustment was a loss of $9 million and a gain of $12 million, respectively. See Note 15 for additional information on the composition of our derivative portfolio.

(f)	Included private equity investments and loans designated under the fair value option.

(98)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2010 and 2009, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowner’s equity.

Changes in Level 3 Instruments for the Year Ended December 31, 2010

					Net realized/					Net change
					unrealized					in unrealized
					gains (losses)					gains (losses)
			Net realized/		included in					relating to
			unrealized		accumulated	Purchases,	Transfers			instruments
			gains(losses)		other	issuances	in and/or			still held at
	January 1,		included in		comprehensive	and	out of		December 31,	December 31,
(In millions)	2010	(a)	earnings	(b)	income	settlements	Level 3	(c)	2010	2010	(d)

Investment securities
Debt
U.S. corporate	$1,642		$54		$279	$(287)	$9		$1,697	$–
State and municipal	173		–		23	(14)	–		182	–
Residential
mortgage-backed	44		–		4	–	(3)		45	–
Commercial
mortgage-backed	1,034		30		(3)	(1,013)	–		48	–
Asset-backed	1,475		4		2	1,118	(103)		2,496	–
Corporate - non-U.S.	948		(46)		(48)	126	(19)		961	–
Government
- non-U.S.	138		–		(10)	–	–		128	–
U.S. government and
federal agency	–		–		–	–	–		–	–
Retained interests	45		(1)		3	(8)	–		39	–
Equity
Available-for-sale	17		–		1	–	–		18	–
Trading	–		–		–	–	–		–	–
Derivatives(e)(f)	205		186		15	(66)	(113)		227	15
Other	480		2		(31)	(1)	–		450	–
Total	$6,201		$229		$235	$(145)	$(229)		$6,291	$15

(a)	Included $1,015 million in debt securities, a reduction in retained interests of $8,782 million and a reduction in derivatives of $37 million related to adoption of ASU 2009-16 & 17.

(b)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Statement of Earnings.

(c)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(d)	Represented the amount of unrealized gains or losses for the period included in earnings.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $(1) million not reflected in the fair value hierarchy table.

(f)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

(99)

Changes in Level 3 Instruments for the Year Ended December 31, 2009

				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	January 1,	included in		comprehensive	and	out of		December 31,	December 31,
(In millions)	2009	earnings	(a)	income	settlements	Level 3	(b)	2009	2009	(c)

Investment securities
Debt
U.S. corporate	$1,640	$10		$134	$(209)	$67		$1,642	$–
State and municipal	247	–		(100)	(10)	36		173	–
Residential
mortgage-backed	118	–		(4)	(20)	(50)		44	–
Commercial
mortgage-backed	57	–		(6)	–	–		51	–
Asset-backed	1,286	(12)		213	68	(75)		1,480	–
Corporate - non-U.S.	472	(7)		35	45	186		731	–
Government
- non-U.S.	418	–		4	(10)	(274)		138	–
U.S. government and
federal agency	–	–		–	–	–		–	–
Retained interests	6,356	1,273	(d)	382	820	–		8,831	252
Equity
Available-for-sale	17	–		2	(2)	–		17	–
Trading	–	–		–	–	–		–	–
Derivatives(e)	401	93		(31)	(82)	(139)		242	80
Other	551	1		30	(28)	–		554	3
Total	$11,563	$1,358		$659	$572	$(249)		$13,903	$335

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Statement of Earnings.

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

(100)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at December 31, 2010 and 2009. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during the year ended December 31
	2010		2009
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$35	$6,833	$78	$5,351
Cost and equity method investments(a)	–	378	–	1,006
Long-lived assets, including real estate	1,023	5,809	435	5,012
Retained investments in formerly
consolidated subsidiaries(b)	–	–	–	5,903
Total	$1,058	$13,020	$513	$17,272

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $296 million and $409 million at December 31, 2010 and 2009, respectively.

(b)	During 2010, our retained investment in Regency, a formerly consolidated subsidiary, was remeasured to a Level 1 fair value of $549 million.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2010 and 2009.

	Year ended December 31
(In millions)	2010	2009

Financing receivables and loans held for sale	$(1,741)	$(1,682)
Cost and equity method investments(a)	(246)	(921)
Long-lived assets, including real estate(b)	(2,958)	(1,032)
Retained investments in formerly consolidated subsidiaries	109	237
Total	$(4,836)	$(3,398)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(198) million and $(238) million during 2010 and 2009, respectively.

(b)	Includes $2,089 million of impairments related to real estate equity properties and investments recorded in operating and administrative expenses during 2010.

(101)

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

		2010				2009
			Assets (liabilities)				Assets (liabilities)
		Notional	Carrying	Estimated		Notional	Carrying	Estimated
December 31 (In millions)		amount	amount (net)	fair value		amount	amount (net)	fair value

Assets
Loans(b)	$	(a)	$273,969	$270,344	$	(a)	$273,263	$259,799
Other commercial mortgages		(a)	91	91		(a)	120	120
Loans held for sale		(a)	287	287		(a)	1,303	1,343
Other financial instruments(d)		(a)	2,082	2,490		(a)	2,075	2,365
Liabilities
Borrowings and
bank deposits(b)(c)(e)		(a)	(465,350)	(477,466)		(a)	(490,707)	(496,456)
Guaranteed investment contracts		(a)	(5,502)	(5,524)		(a)	(8,310)	(8,394)
Insurance - credit life(f)		1,812	(102)	(68)		1,574	(79)	(52)

(a)	These financial instruments do not have notional amounts.

(b)	Amounts at December 31, 2010 reflect our adoption of ASU 2009-16 & 17 on January 1, 2010. See Notes 4, 8 and 17

(c)	See Note 8.

(d)	Principally cost method investments.

(e)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2010 and 2009 would have been reduced by $4,298 million and $2,856 million, respectively.

(f)	Net of reinsurance of $2,800 million at both December 31, 2010 and 2009.

A description of how we estimate fair values follows.

Loans

Based on quoted market prices and recent transactions when available. When this data is unobservable, we use a discounted future cash flows methodology, using current market interest rate data adjusted for inherent credit risk.

Borrowings and bank deposits

Based on valuation methodologies using current market interest rate data which are comparable to market quotes adjusted for our non-performance risk.

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

(102)

Insurance – credit life

Certain insurance affiliates, primarily in Consumer, issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of our overall risk management process, we cede to third parties a portion of this associated risk, but are not relieved of our primary obligation to policyholders.

Loan Commitments

	Notional amount
December 31 (In millions)	2010	2009

Ordinary course of business lending commitments(a)(b)	$4,507	$6,676
Unused revolving credit lines(c)
Commercial(d)	23,779	31,760
Consumer - principally credit cards	227,006	229,386

(a)	Excluded investment commitments of $1,990 million and $2,659 million as of December 31, 2010 and 2009, respectively.

(b)
Included a $972 million commitment as of December 31, 2009, associated with a secured financing arrangement that could have increased to a maximum of $4,998 million based on the asset volume under the arrangement. This commitment was terminated during the third quarter of 2010.

(c)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $11,840 million and $13,889 million as of December 31, 2010 and 2009, respectively.

(d)
Included commitments of $16,243 million and $17,643 million as of December 31, 2010 and 2009, respectively, associated with secured financing arrangements that could have increased to a maximum of $20,268 million and $23,992 million at December 31, 2010 and 2009, respectively, based on asset volume under the arrangement.

Derivatives and hedging

As a matter of policy, we use derivatives for risk management purposes, and we do not use derivatives for speculative purposes. A key risk management objective for our financial services businesses is to mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. If the form (fixed versus floating) and currency denomination of the debt we issue do not match the related assets, we typically execute derivatives to adjust the nature and tenor of funding to meet this objective. The determination of whether we enter into a derivative transaction or issue debt directly to achieve this objective depends on a number of factors, including market related factors that affect the type of debt we can issue.

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $307,000 million, approximately 97% or $298,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings currently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

(103)

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

(In millions)	At December 31, 2010		At December 31, 2009
	fair value		fair value
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Interest rate contracts	$5,885	$2,674	$4,421	$3,468
Currency exchange contracts	2,915	2,402	4,199	2,316
Other contracts	–	–	10	4
	8,800	5,076	8,630	5,788
Derivatives not accounted for as hedges
Interest rate contracts	294	551	981	905
Currency exchange contracts	1,281	653	1,319	462
Other contracts	274	50	329	105
	1,849	1,254	2,629	1,472
Netting adjustments(a)	(3,644)	(3,635)	(3,611)	(3,623)

Total	$7,005	$2,695	$7,648	$3,637

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2010 and 2009, the cumulative adjustment for non-performance risk was a loss of $9 million and a gain of $12 million, respectively.

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the years ended December 31, 2010 and 2009.

	Year ended		Year ended
	December 31, 2010		December 31, 2009
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$2,387	$(2,924)	$(5,194)	$4,998
Currency exchange contracts	47	(60)	(1,106)	1,093

Fair value hedges resulted in $(550) million and $(209) million of ineffectiveness in 2010 and 2009, respectively. In 2010 and 2009, there were insignificant amounts and $(225) million excluded from the assessment of effectiveness, respectively.

Cash flow hedges

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

(104)

The following table provides information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest, when reclassified out of AOCI, for the years ended December 31, 2010 and 2009.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the year ended December 31		for the year ended December 31
(In millions)	2010	2009	2010	2009

Cash flow hedges
Interest rate contracts	$(602)	$(747)	$(1,359)	$(2,051)
Currency exchange contracts	(415)	2,390	(377)	1,071

Commodity contracts	5	(25)	–	–

Total	$(1,012)	$1,618	$(1,736)	$(980)

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was $2,045 million at December 31, 2010. We expect to transfer $(970) million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In 2010, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2010 and 2009, the maximum term of derivative instruments that hedge forecasted transactions was 25 years and 26 years, respectively, and related to hedges of anticipated interest payments associated with external debt.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in revenues from services and totaled $16 million and $50 million for the years ended December 31, 2010 and 2009, respectively, of which $(18) million represents amounts excluded from the assessment of effectiveness for the year ended December 31, 2009.

Net investment hedges in foreign operations

We use currency exchange derivatives to protect our net investments in global operations conducted in non-U.S. dollar currencies. For derivatives that are designated as hedges of net investment in a foreign operation, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded as a component of AOCI until such time as the foreign entity is substantially liquidated or sold. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, is excluded from the effectiveness assessment.

The following table provides information about the amounts recorded in AOCI for the years ended December 31, 2010 and 2009, as well as the gain (loss) recorded in revenues from services when reclassified out of AOCI.

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the year ended December 31		for the year ended December 31
(In millions)	2010	2009	2010	2009

Net investment hedges
Currency exchange contracts	$(1,970)	$(5,994)	$(38)	$(84)

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(906) million and $(899) million for the years ended December 31, 2010 and 2009, respectively, and are recorded in interest.

(105)

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the year ended December 31, 2010 on derivatives not designated as hedges were $(528) million comprised of amounts related to interest rate contracts of $214 million, currency exchange contracts of $(763) million, and other derivatives of $21 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains for the year ended December 31, 2009 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $693 million comprised of amounts related to interest rate contracts of $226 million, currency exchange contracts of $353 million, and other derivatives of $114 million.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At December 31, 2010, our exposure to counterparties, including interest due, net of collateral we hold, was $890 million. The fair value of such collateral was $7,447 million, of which $2,112 million was cash and $5,335 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,528 million at December 31, 2010.

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

(106)

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

Additionally, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability of $2,695 million subject to these provisions, after consideration of collateral posted by us, and outstanding interest payments, was $822 million at December 31, 2010.

NOTE 16.	SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

Pursuant to new disclosures required by ASC 310-10, effective December 31, 2010, we provide further detailed information about the credit quality of our Commercial, Real Estate and Consumer financing receivables portfolios. For each portfolio, we describe the characteristics of the financing receivables and provide information about collateral, payment performance, credit quality indicators, and impairment. While we provide data on selected credit quality indicators in accordance with the new disclosure requirements of ASC 310-10, we manage these portfolios using delinquency and nonearning data as key performance indicators. The categories used within this section such as impaired loans, troubled debt restructuring and nonaccrual financing receivables are defined by the authoritative guidance and we base our categorization on the related scope and definitions contained in the related standards. The categories of nonearning and delinquent are defined by us and are used in our process for managing our financing receivables. Definitions of these categories are provided below:

Impaired loans are larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

Troubled debt restructurings are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation.  Such loans are classified as impaired, and are individually reviewed for specific reserves.

Nonaccrual financing receivables are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate provided the amount does not exceed that which would have been earned at the historical effective interest rate.

Nonearning financing receivables are a subset of nonaccrual financing receivables for which cash payments are not being received or for which we are on the cost recovery method of accounting (i.e., any payments are accounted for as a reduction of principal). This category excludes loans purchased at a discount (unless they have deteriorated post acquisition).

Delinquent financing receivables are those that are 30 days or more past due based on their contractual terms.

The same financing receivable may meet more than one of the definitions above. Accordingly, these categories are not mutually exclusive and it is possible for a particular loan to meet the definitions of a TDR, impaired loan, nonaccrual loan and nonearning loan and be included in each of these categories in the tables that follow. The categorization of a particular loan also may not be indicative of the potential for loss.

(107)

COMMERCIAL

Substantially all of our commercial portfolio comprises secured collateral positions. CLL products include loans and leases collateralized by a wide variety of equipment types, cash flow loans, asset-backed loans and factoring arrangements. Our loans and leases are secured by assets such as heavy machinery, vehicles, medical equipment, corporate aircraft, and office imaging equipment. Cash flow financing is secured by our ability to liquidate the underlying assets of the borrower and the asset-backed loans and factoring arrangements are secured by customer accounts receivable, inventory, and/or machinery and equipment. The portfolios in our Energy Financial Services and GECAS businesses are primarily collateralized by energy generating assets and commercial aircraft, respectively. Our senior secured position and risk management expertise provide loss mitigation against borrowers with weak credit characteristics.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

Commercial	Financing receivables at
	December 31,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

CLL(b)
Americas	$86,596	$99,666	$87,496
Europe	37,498	43,403	41,455
Asia	11,943	13,159	13,202
Other	2,626	2,836	2,836
Total CLL	138,663	159,064	144,989

Energy Financial Services	7,011	7,790	7,790

GECAS(b)	12,615	13,254	13,254

Other(c)	1,788	2,614	2,614

Total Commercial financing receivables,
before allowance for losses	$160,077	$182,722	$168,647

Non-impaired financing receivables	$154,257	$177,637	$163,661
General reserves	1,014	1,200	1,102

Impaired loans	5,820	5,085	4,986
Specific reserves	1,031	1,031	1,073

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(c)	Primarily consisted of loans and financing leases in former consolidated, liquidating securitization entities, which became wholly owned affiliates in December 2010.

(108)

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

Commercial	December 31, 2010		December 31, 2009
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
(In millions)	past due	past due	past due	past due

CLL
Americas	1.3%	0.8%	2.1%	1.5%
Europe	4.2	2.3	5.0	3.0
Asia	2.2	1.4	3.9	3.1
Other	0.7	0.3	1.5	0.8
Total CLL	2.1	1.3	3.1	2.0

Energy Financial Services	0.9	0.8	0.6	0.6

GECAS	–	–	1.2	1.2

Other	5.8	5.5	1.6	1.3

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $5,463 million of nonaccrual financing receivables at December 31, 2010, $1,016 million are currently paying in accordance with their contractual terms.

Commercial(a)	Nonaccrual financing receivables at			Nonearning financing receivables at
	December 31,	January 1,	December 31,	December 31,	January 1,	December 31,
(In millions)	2010	2010(b)	2009	2010	2010(b)	2009

CLL
Americas	$3,206	$3,776	$3,484	$2,571	$3,437	$3,155
Europe	1,415	1,441	1,441	1,241	1,441	1,441
Asia	616	559	576	406	559	576
Other	9	24	24	8	24	24
Total CLL	5,246	5,800	5,525	4,226	5,461	5,196

Energy Financial Services	78	183	183	62	78	78

GECAS	–	153	153	–	153	153

Other	139	95	95	102	72	72
Total	$5,463	$6,231	$5,956	$4,390	$5,764	$5,499

Allowance for losses
percentage	37.4%	35.8%	36.5%	46.6%	38.7%	39.6%

(a)	During the first quarter of 2010, we transferred the Consumer business in Italy from Consumer to CLL. Prior period amounts were reclassified to conform to the current-period presentation.

(b)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(109)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

Commercial(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment in
(In millions)	in loans	balance	loans	in loans	balance	allowance	loans

December 31, 2010

CLL
Americas	$2,030	$2,127	$1,547	$1,699	$1,744	$589	$1,754
Europe	802	674	629	566	566	267	563
Asia	119	117	117	338	303	132	334
Other	–	–	9	–	–	–	–
Total CLL	2,951	2,918	2,302	2,603	2,613	988	2,651
Energy Financial Services	54	61	76	24	24	6	70
GECAS	24	24	50	–	–	–	31
Other	58	57	30	106	99	37	82
Total	$3,087	$3,060	$2,458	$2,733	$2,736	$1,031	$2,834

(a)
We recognized $88 million of interest income for the year ended December 31, 2010, principally on a cash basis. A substantial majority of this amount was related to income recognized in our CLL – Americas business.

Credit Quality Indicators

Substantially all of our Commercial financing receivables portfolio is secured lending and we assess the overall quality of the portfolio based on the potential risk of loss measure. The metric incorporates both the borrower’s credit quality along with any related collateral protection.

Our internal risk ratings process is an important source of information in determining our allowance for losses and represents a comprehensive, statistically validated approach to evaluate risk in our financing receivables portfolios. In deriving our internal risk ratings, we stratify our Commercial portfolios into twenty-one categories of default risk and/or six categories of loss given default to group into three categories: A, B and C. Our process starts by developing an internal risk rating for our borrowers, which are based upon our proprietary models using data derived from borrower financial statements, agency ratings, payment history information, equity prices and other commercial borrower characteristics. We then evaluate the potential risk of loss for the specific lending transaction in the event of borrower default, which takes into account such factors as applicable collateral value, historical loss and recovery rates for similar transactions, and our collection capabilities. Our internal risk ratings process and the models we use are subject to regular monitoring and validation controls. The frequency of rating updates is set by our credit risk policy, which requires annual Audit Committee approval. The models are updated on a regular basis and statistically validated annually, or more frequently as circumstances warrant.

The table below summarizes our Commercial financing receivables by risk category. As described above, financing receivables are assigned one of twenty-one risk ratings based on our process and then these are grouped by similar characteristics into three categories in the table below. Category A is characterized by either high credit quality borrowers or transactions with significant collateral coverage which substantially reduces or eliminates the risk of loss in the event of borrower default. Category B is characterized by borrowers with weaker credit quality than those in Category A, or transactions with moderately strong collateral coverage which minimizes but may not fully mitigate the risk of loss in the event of default. Category C is characterized by borrowers with higher levels of default risk relative to our overall portfolio or transactions where collateral coverage may not fully mitigate a loss in the event of default.

(110)

Commercial
	Secured
(In millions)	A	B	C	Total

December 31, 2010

CLL
Americas	$76,977	$4,103	$5,516	$86,596
Europe	33,642	840	1,262	35,744
Asia	10,777	199	766	11,742
Other	2,506	66	54	2,626
Total CLL	123,902	5,208	7,598	136,708

Energy Financial Services	6,775	183	53	7,011

GECAS	12,089	277	249	12,615

Other	1,788	–	–	1,788
Total	$144,554	$5,668	$7,900	$158,122

For our secured financing receivables portfolio, our collateral position and ability to work out problem accounts mitigates our losses. Our asset managers have deep industry expertise that enables us to identify the optimum approach to default situations. We price risk premiums for weaker credits at origination, closely monitor changes in creditworthiness through our risk ratings and watch list process, and are engaged early with deteriorating credits to minimize economic loss. Secured financing receivables within risk Category C are predominantly in our CLL businesses and are primarily comprised of senior term lending facilities and factoring programs secured by various asset types including inventory, accounts receivable, cash, equipment and related business facilities as well as franchise finance activities secured by underlying equipment.

Loans within Category C are reviewed and monitored regularly, and classified as impaired when it is probable that they will not pay in accordance with contractual terms. Our internal risk rating process identifies credits warranting closer monitoring; and as such, these loans are not necessarily classified as nonearning or impaired.

At December 31, 2010, our unsecured Commercial financing receivables portfolio of $208 million, $964 million and $783 million was rated A, B and C, respectively. Substantially all of these financing receivables are attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively.

REAL ESTATE

Our real estate portfolio primarily comprises fixed and floating loans secured by commercial real estate. Our Debt portfolio is underwritten based on the cash flows generated by underlying income-producing commercial properties and secured by first mortgages. Our Business properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

(111)

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

Real Estate	Financing receivables at
	December 31,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

Debt	$30,249	$36,257	$36,565
Business properties	9,962	12,416	8,276

Total Real Estate financing receivables,
before allowance for losses	$40,211	$48,673	$44,841

Non-impaired financing receivables	$30,394	$42,050	$38,323
General reserves	338	498	477

Impaired loans	9,817	6,623	6,518
Specific reserves	1,150	1,038	1,017

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

Real Estate	December 31, 2010		December 31, 2009
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
(In millions)	past due	past due	past due	past due

Debt	4.3%	4.1%	4.3%	3.0%
Business properties	4.6	3.9	4.4	3.8
Total	4.4	4.0	4.3	3.1

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $9,719 million of nonaccrual financing receivables at December 31, 2010, $7,888 million are currently paying in accordance with their contractual terms.

Real Estate	Nonaccrual financing receivables at			Nonearning financing receivables at
	December 31,	January 1,	December 31,	December 31,	January 1,	December 31,
(In millions)	2010	2010(a)	2009	2010	2010(a)	2009

Debt	$9,039	$6,342	$6,649	$961	$939	$939
Business properties	680	493	388	386	419	313
Total	$9,719	$6,835	$7,037	$1,347	$1,358	$1,252

Allowance for losses
percentage	15.3%	22.5%	21.2%	110.5%	113.1%	119.3%

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(112)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

Real Estate(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

December 31, 2010

Debt	$2,814	$2,873	$1,598	$6,323	$6,498	$1,007	$6,116
Business properties	191	213	141	489	476	143	382
Total	$3,005	$3,086	$1,739	$6,812	$6,974	$1,150	$6,498

(a)	We recognized $189 million of interest income for the year ended December 31, 2010, principally on a cash basis. A substantial majority of this amount related to our Real Estate–Debt business.

Credit Quality Indicators

Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios provide the best indicators of the credit quality of the portfolio. By contrast, the credit quality of the Business properties portfolio is primarily influenced by the strength of the borrower’s general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio.

	Loan-to-value ratio
	Less than	80% to	Greater than
(In millions)	80%	95%	95%

December 31, 2010

Debt	$12,362	$9,392	$8,495

	Internal Risk Rating
(In millions)	A	B	C

December 31, 2010

Business properties	$8,746	$437	$779

Within Real Estate, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. Collateral values for Real Estate Debt financing receivables are updated at least semi-annually, or more frequently for higher risk loans. A substantial majority of the Real Estate Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and substantially all of the Real Estate Business properties financing receivables included in Category C are impaired loans which are subject to the specific reserve evaluation process described in Note 1. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

CONSUMER

Our Consumer portfolio is largely non-U.S. and primarily comprises residential mortgage, sales finance, and auto and personal loans in various European and Asian countries. At December 31, 2010, our U.S. consumer financing receivables included private-label credit card and sales financing for over 51 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 63% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 37% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

(113)

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

Consumer(a)	Financing receivables at
	December 31,	January 1,	December 31,
(In millions)	2010	2010(b)	2009

Non-U.S. residential mortgages	$45,536	$54,921	$54,921
Non-U.S. installment and revolving credit	20,368	23,443	23,443
U.S. installment and revolving credit	43,974	44,008	20,027
Non-U.S. auto	8,877	12,762	12,762
Other	8,306	10,156	10,156
Total Consumer financing receivables,
before allowance for losses	$127,061	$145,290	$121,309

Non-impaired financing receivables	$124,507	$143,593	$119,976
General reserves	3,984	5,488	3,952

Impaired loans	2,554	1,697	1,333
Specific reserves	555	301	235

(a)	During the first quarter of 2010, we transferred the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(b)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

Past Due Financing Receivables

The following table displays payment performance of our Consumer financing receivables.

Consumer	December 31, 2010		December 31, 2009
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
(In millions)	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	13.3%	8.4%	13.5%	8.3%
Non-U.S. installment and revolving credit	4.5	1.3	5.4	1.8
U.S. installment and revolving credit	6.2	2.8	9.0	4.3
Non-U.S. auto	3.2	0.5	3.3	0.5
Other	4.2	2.3	5.4	3.0
Total Consumer	8.1	4.4	9.4	5.1

(a)
Included $268 million and $236 million of loans at December 31, 2010 and 2009, respectively, which are over 90 days past due and accruing interest. A substantial majority of these loans are covered by third-party mortgage insurance, which provide for payment of principal and interest on the underlying loan.

(114)

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

Consumer(a)	Nonaccrual financing receivables at			Nonearning financing receivables at
	December 31,	January 1,	December 31,	December 31,	January 1,	December 31,
(In millions)	2010	2010(b)	2009	2010	2010(b)	2009

Non-U.S. residential mortgages	$4,059	$4,352	$4,352	$3,812	$4,331	$4,331
Non-U.S. installment and
revolving credit	303	423	423	290	409	409
U.S. installment and
revolving credit	1,201	1,624	832	1,201	1,624	832
Non-U.S. auto	48	78	78	48	66	66
Other	600	630	630	478	610	610
Total	$6,211	$7,107	$6,315	$5,829	$7,040	$6,248

Allowance for losses
percentage	73.1%	81.5%	66.3%	77.9%	82.2%	67.0%

(a)	During the first quarter of 2010, we transferred the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(b)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $2,554 million (with an unpaid principal balance of $2,244 million) and comprised $106 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,448 million with a specific allowance of $555 million at December 31, 2010.  The impaired loans with a specific allowance included $428 million with a specific allowance of $114 million in our Consumer–Other portfolio and $2,020 million with a specific allowance of $441 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,139 million and $1,771 million, respectively, at December 31, 2010.  We recognized $115 million of interest income for the year ended December 31, 2010, principally on a cash basis. A substantial majority of this amount related to income recognized in our Consumer–U.S. installment and revolving credit business.

Credit Quality Indicators

Our Consumer financing receivables portfolio comprises both secured and unsecured lending. Secured financing receivables comprise residential loans and lending to small and medium-sized enterprises predominantly secured by auto and equipment, inventory finance, and cash flow loans. Unsecured financing receivables include private-label credit card financing. A substantial majority of these cards are not for general use and are limited to the products and services sold by the retailer. The private label portfolio is diverse with no metropolitan area accounting for more than 6% of the related portfolio.

Non-U.S. residential mortgages

For our secured non-U.S. residential mortgage book, we assess the overall credit quality of the portfolio through loan-to-value ratios (the ratio of the outstanding debt on a property to the value of that property at origination). In the event of default and repossession of the underlying collateral, we have the ability to remarket and sell the properties to eliminate or mitigate the potential risk of loss. The table below provides additional information about our non-U.S. residential mortgages based on loan-to-value ratios.

(115)

	Loan-to-value ratio
	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%

December 31, 2010

Non-U.S. residential mortgages	$25,393	$7,515	$12,628

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 83% and 60%, respectively. We have third-party mortgage insurance for approximately 73% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at December 31, 2010. Such loans were primarily originated in the U.K. and France.

Installment and Revolving Credit

For our unsecured lending products, including the non-U.S. and U.S. installment and revolving credit and non-U.S. auto portfolios, we assess overall credit quality using internal and external credit scores. Our internal credit scores imply a probability of default which we consistently translate into three approximate credit bureau equivalent credit score categories, including (a) 681 or higher which are considered the strongest credits; (b) 615 to 680, considered moderate credit risk; and (c) 614 or less, which are considered weaker credits.

	Internal ratings translated to
	approximate credit bureau equivalent score
	681 or	615 to	614 or
(In millions)	higher	680	less

December 31, 2010

Non-U.S. installment and revolving credit	$10,298	$5,859	$4,211
U.S. installment and revolving credit	25,940	8,846	9,188
Non-U.S. auto	6,397	1,551	929

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at December 31, 2010, 94% and 6% relate to installment and revolving credit accounts and non-U.S. auto accounts, respectively. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes. During 2008 through 2010, we strengthened our underwriting processes by actively reducing credit lines and approval rates along with increasing our collection efforts to mitigate the potential risk of loss in these portfolios and we have experienced an improvement in nonearning assets.

Consumer–Other

Secured lending in Consumer–Other comprises loans to small and medium-sized enterprises predominantly secured by auto and equipment, inventory finance, and cash flow loans. We develop our internal risk ratings for this portfolio in a manner consistent with the process used to develop our Commercial credit quality indicators, described above. We use the borrower’s credit quality and underlying collateral strength to determine the potential risk of loss from these activities.

At December 31, 2010, Consumer–Other financing receivables of $6,417 million, $822 million and $1,067 million were rated A, B, and C, respectively.

(116)

NOTE 17. VARIABLE INTEREST ENTITIES

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. These transactions are similar to those used by many financial institutions. Beyond improving returns, these transactions serve as alternative funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GECC-supported and third-party VIEs to execute off-balance sheet securitization transactions funded in the commercial paper and term markets. The largest group of VIEs that we are involved with are former QSPEs, which under guidance in effect through December 31, 2009 were excluded from the scope of consolidation standards based on their characteristics. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in 2010 or 2009.

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

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIEs economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

(117)

•
Trinity is a group of sponsored special purpose entities that holds investment securities, the majority of which are investment grade, and are funded by the issuance of GICs. These entities were consolidated in 2003, and ceased issuing new investment contracts beginning in the first quarter of 2010.

If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC would be required to provide approximately $1,508 million to such entities as of December 31, 2010 pursuant to letters of credit issued by GECC. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GECC is required to provide such excess amount. As the borrowings of these entities are already reflected in our consolidated Statement of Financial Position, there would be no change in our debt if this were to occur. As of December 31, 2010, the carrying value of the liabilities of these entities’ was $5,690 million and the fair value of their assets was $5,989 million (which included net unrealized losses on investment securities of $690 million). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost. We have the ability to hold all such debt securities until maturity.

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

The financing receivables in these entities have similar risks and characteristics to our other financing receivables and were underwritten to the same standard. Accordingly, the performance of these assets has been similar to our other financing receivables; however, the blended performance of the pools of receivables in these entities reflects the eligibility criteria that we apply to determine which receivables are selected for transfer. Contractually the cash flows from these financing receivables must first be used to pay third-party debt holders as well as other expenses of the entity. Excess cash flows are available to GECC. The creditors of these entities have no claim on other assets of GECC.

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

(118)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

			Consolidated
			Liquidating
			Securitization		Securitization
(In millions)	Trinity	(a)	Entities	(a)	QSPEs	(b)(c)	Other	(c)	Total

December 31, 2010
Assets
Financing receivables, net	$–		$–		$33,997		$5,475		$39,472
Investment securities	5,706		–		–		–		5,706
Other assets(d)	283		–		520		2,086		2,889
Total	$5,989		$–		$34,517		$7,561		$48,067

Liabilities
Borrowings(d)	$–		$–		$210		$905		$1,115
Non-recourse borrowings of
consolidated securitization entities	–		–		26,554		2,890		29,444
Other liabilities(d)	5,690		–		123		264		6,077
Total	$5,690		$–		$26,887		$4,059		$36,636

December 31, 2009
Assets
Financing receivables, net	$–		$2,576		$–		$4,277		$6,853
Investment securities	6,629		–		–		35		6,664
Other assets(d)	716		32		–		871		1,619
Total	$7,345		$2,608		$–		$5,183		$15,136

Liabilities
Borrowings(d)	$–		$–		$–		$1,754		$1,754
Non-recourse borrowings of
consolidated securitization entities	–		2,424		–		684		3,108
Other liabilities(d)	8,519		80		–		441		9,040
Total	$8,519		$2,504		$–		$2,879		$13,902

(a)
Entities consolidated on July 1, 2003 or January 1, 2004 as a result of amendments to U.S. GAAP. During 2010, the capital structure of the consolidated liquidating securitization entities changed and they are now consolidated under the voting interest model.

(b)	Entities consolidated on January 1, 2010 by the initial application of ASU 2009-16 & 17.

(c)
In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who funded the purchase of securitized or participated interests in assets. We have not entered into additional arrangements since that date. Liquidity and credit support was $936 million at December 31, 2010 and $2,088 million at December 31, 2009.

(d)	Other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

Revenues from services from our consolidated VIEs were $6,717 million in 2010. Related expenses consisted primarily of provisions for losses of $1,596 million and interest of $765 million in 2010. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.

(119)

The gross financing receivables and outstanding debt, which is substantially all non-recourse, in Securitization QSPEs at December 31, 2010 and December 31, 2009 is provided below.

	Credit card
(In millions)	receivables	Real estate	Equipment(a)	Other(b)	Total

December 31, 2010
Asset amount outstanding	$21,636	$4,433	$7,645	$1,981	$35,695
Outstanding debt	12,824	4,301	6,669	2,970	26,764

December 31, 2009
Asset amount outstanding	$25,573	$7,381	$10,414	$3,528	$46,896
Outstanding debt	18,799	7,367	9,312	4,206	39,684

(a)	Included floorplan receivables.

(b)
Asset amounts exclude intercompany receivables for cash collected on behalf of the entities by GE as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities’ liabilities. If these intercompany receivables were included in the table above, assets would exceed the outstanding debt shown.

Investments in Unconsolidated Variable Interest Entities

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

Unconsolidated VIEs at December 31, 2010 include our non-controlling stake in PTL ($5,790 million); investments in real estate entities ($2,071 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; debt investment fund ($1,877 million); and exposures to joint ventures that purchase factored receivables ($1,596 million). Substantially all of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The largest unconsolidated VIE with which we are involved is PTL, which is a truck rental and leasing joint venture. The total consolidated assets and liabilities of PTL at December 31, 2008 were $7,444 million and $1,339 million, respectively. As part of our strategy to reduce our investment in the equipment management market, we reduced our partnership interest in PTL from 79% at December 31, 2005 to 50.9% at December 31, 2008 through a series of dispositions to Penske Truck Leasing Corporation (PTLC), the general partner of PTL, and an entity affiliated with PTLC. In addition, in the first quarter of 2009, we sold a 1% partnership interest in PTL, a previously consolidated VIE, to PTLC. The disposition of this partnership interest, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights, resulted in the deconsolidation of PTL. We recognized a pre-tax gain on the sale of $296 million, including a gain on the remeasurement of our retained investment of $189 million. The transaction price was determined on an arm’s-length basis and GE obtained a fairness opinion from a third-party financial advisor because of the related party nature of the transaction. The measurement of the fair value of our retained investment in PTL was based on a methodology that incorporated both discounted cash flow information and market data. In applying this methodology, we utilized different sources of information, including actual operating results, future business plans, economic projections and market observable pricing multiples of similar businesses. The resulting fair value of our retained interest reflected our position as a noncontrolling shareowner at the conclusion of the transaction. At December 31, 2010, our remaining investment in PTL of $5,790 million comprised a 49.9% partnership interest of $935 million and loans and advances of $4,855 million. GECC continues to provide loans under long-term revolving credit and letter of credit facilities to PTL.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at December 31, 2010 and 2009 follow.

(120)

	At
	December 31,	December 31,
(In millions)	2010	2009

Other assets and investment securities	$10,370	$8,569
Financing receivables - net	2,240	769
Total investment	12,610	9,338
Contractual obligations to fund new investments	1,981	1,387
Total	$14,591	$10,725

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

NOTE 18. COMMITMENTS AND GUARANTEES

Commitments

GECAS had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $14,574 million and secondary orders with airlines for used aircraft of approximately $790 million at December 31, 2010.

Guarantees

At December 31, 2010, we were committed under the following guarantee arrangements beyond those provided on behalf of QSPEs and VIEs. See Note 17.

•
Credit Support. We have provided $6,409 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $37 million at December 31, 2010.

•
Indemnification Agreements. These are agreements that require us to fund up to $50 million at December 31, 2010 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $17 million at December 31, 2010. We also had $2,479 million of other indemnification commitments, substantially all of which relate to standard representations and warranties in sales of businesses or assets.

•
Contingent Consideration. These are agreements to provide additional consideration to a buyer or seller in a business combination if contractually specified conditions related to the acquisition or disposition are achieved. Adjustments to the proceeds from our sale of GE Money Japan are further discussed in Note 2. All other potential payments related to contingent consideration are insignificant.

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

(121)

NOTE 19. SUPPLEMENTAL CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the “Payments for principal businesses purchased” line in the Statement of Cash Flows is net of cash acquired and included debt assumed and immediately repaid in acquisitions.

Amounts reported in the “All other operating activities” line in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets and adjustments to assets. GECC had non-cash transactions related to foreclosed properties and repossessed assets totaling $1,915 million and $1,364 million in 2010 and 2009, respectively.

Certain supplemental information related to our cash flows is shown below.

December 31 (In millions)	2010	2009	2008

All other operating activities
Net change in other assets	$(50)	$(305)	$(1,498)
Amortization of intangible assets	625	873	918
Realized losses on investment securities	79	348	939
Cash collateral on derivative contracts	–	(6,858)	7,769
Change in other liabilities	(3,004)	(5,275)	(3,291)
Other	3,660	225	1,871
	$1,310	$(10,992)	$6,708

Net decrease (increase) in financing receivables
Increase in loans to customers	$(310,581)	$(278,536)	$(409,308)
Principal collections from customers - loans	331,214	283,743	361,384
Investment in equipment for financing leases	(10,225)	(9,509)	(21,671)
Principal collections from customers - financing leases	15,118	17,460	20,159
Net change in credit card receivables	(4,559)	(28,534)	(34,691)
Sales of financing receivables	5,331	58,555	67,093
	$26,298	$43,179	$(17,034)
All other investing activities
Purchases of securities by insurance activities	$(12)	$(32)	$(1,346)
Dispositions and maturities of securities by insurance activities	1,612	2,182	2,623
Other assets - investments	2,706	(141)	(81)
Change in other receivables	167	765	3,116
Other	3,569	(3,162)	2,658
	$8,042	$(388)	$6,970
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	$2,158	$5,801	$34,445
Long-term (longer than one year)	35,469	75,431	81,284
Proceeds - non-recourse, leveraged lease	–	48	113
	$37,627	$81,280	$115,842
Repayments and other debt reductions (maturities
longer than 90 days)
Short-term (91 to 365 days)	$(95,026)	$(77,444)	$(65,927)
Long-term (longer than one year)	(1,792)	(5,217)	(331)
Principal payments - non-recourse, leveraged lease	(638)	(680)	(637)
	$(97,456)	$(83,341)	$(66,895)
All other financing activities
Proceeds from sales of investment contracts	$5,309	$7,818	$11,397
Redemption of investment contracts	(8,203)	(10,213)	(12,696)
Other	(10)	180	2
	$(2,904)	$(2,215)	$(1,297)

(122)

NOTE 20. OPERATING SEGMENTS

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

Effects of transactions between related companies are made on an arms-length basis and are eliminated. As a wholly-owned subsidiary, GECC enters into various operating and financing arrangements with GE. These arrangements are made on an arms-length basis but are related party transactions and therefore require the following disclosures. At both December 31, 2010 and 2009, financing receivables included $6,175 million of receivables from GE customers. At December 31, 2010 and 2009, other receivables included $4,676 million and $3,901 million, respectively, of receivables from GE. Property, plant and equipment included $1,040 million and $1,037 million, respectively, of property, plant and equipment leased to GE, net of accumulated depreciation. Borrowings included $2,060 million and $6,146 million, respectively, of amounts held by GE.

Effective January 1, 2010, General Electric Company (GE) expanded the GE Capital Finance segment to include all of the continuing operations of GECC and renamed it GE Capital. In addition, the Transportation Financial Services business, previously reported in GECAS, is included in CLL and our Consumer business in Italy, previously reported in Consumer, is included in CLL.

A description of our operating segments as of December 31, 2010, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CLL products include loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment and healthcare industries.

Consumer offers a range of financial products including private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposits and other savings products; and small and medium enterprise lending on a global basis.

Real Estate offers a comprehensive range of capital and investment solutions and finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, parking facilities and industrial properties.

Energy Financial Services offers financial products to the global energy and water industries including structured equity, debt, leasing, partnership financing, product finance, and broad-based commercial finance.

GECAS provides financial products to airlines, aircraft operators, owners, lenders and investors, including leases, and secured loans on commercial passenger aircraft, freighters and regional jets; engine leasing and financing services; aircraft parts solutions; and airport equity and debt financing.

(123)

Revenues

	Total revenues			Intersegment revenues(a)			External revenues
(In millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008

CLL(b)	$18,447	$20,762	$26,856	$39	$30	$47	$18,408	$20,732	$26,809
Consumer(b)	17,822	17,634	24,177	16	8	32	17,806	17,626	24,145
Real Estate	3,744	4,009	6,646	14	2	1	3,730	4,007	6,645
Energy Financial
Services	1,957	2,117	3,707	–	–	–	1,957	2,117	3,707
GECAS(b)	5,127	4,594	4,688	–	–	–	5,127	4,594	4,688
GECC corporate
items and	(57)	630	1,571	(69)	(40)	(80)	12	670	1,651
eliminations	–	–	–	–	–	–	–	–	–
Total	$47,040	$49,746	$67,645	$–	$–	$–	$47,040	$49,746	$67,645

(a)	Sales from one component to another generally are priced at equivalent commercial selling prices.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior period amounts were reclassified to conform to the current period presentation.

Revenues from customers located in the United States were $22,332 million, $24,527 million and $31,357 million in 2010, 2009 and 2008, respectively. Revenues from customers located outside the United States were $24,708 million, $25,219 million and $36,288 million in 2010, 2009 and 2008, respectively.

	Depreciation and amortization			Provision (benefit) for
	For the years ended December 31			income taxes
(In millions)	2010	2009	2008	2010	2009	2008

CLL	$4,966	$5,996	$7,106	$280	$(536)	$(252)
Consumer	282	361	516	877	(1,321)	(1,395)
Real Estate	801	919	930	(1,555)	(1,323)	(394)
Energy Financial Services	205	173	156	(44)	(177)	107
GECAS	2,080	1,700	1,499	(99)	(18)	70
GECC corporate items
and eliminations	41	28	19	(391)	(437)	(273)
Total	$8,375	$9,177	$10,226	$(932)	$(3,812)	$(2,137)

	Interest on loans(a)			Interest expense(b)
(In millions)	2010	2009	2008	2010	2009	2008

CLL	$5,984	$5,839	$7,341	$5,638	$6,698	$9,213
Consumer	12,542	10,493	15,373	4,865	5,662	9,589
Real Estate	2,119	2,099	2,598	2,578	2,919	3,568
Energy Financial Services	215	240	351	706	743	765
GECAS	346	374	486	1,441	1,392	1,508
GECC corporate items
and eliminations	74	90	147	(304)	77	(73)
Total	$21,280	$19,135	$26,296	$14,924	$17,491	$24,570

(a)	Represents one component of Revenues from services, see Note 12.

(b)	Represents total interest expense, see Statement of Earnings.

(124)

				Property, plant and equipment
				additions(d)
	Assets(a)(b)(c)			For the years ended
	At December 31			December 31
(In millions)	2010	2009	2008	2010	2009	2008

CLL	$202,650	$210,742	$233,815	$3,941	$2,984	$10,962
Consumer	154,469	160,494	178,395	44	146	249
Real Estate	72,630	81,505	85,266	17	5	6
Energy Financial Services	19,549	22,616	22,079	82	191	944
GECAS	49,106	48,178	46,208	3,582	3,100	3,151
GECC corporate items
and eliminations	82,732	99,250	70,590	8	14	13
Total	$581,136	$622,785	$636,353	$7,674	$6,440	$15,325

(a)	Assets of discontinued operations are included in GECC corporate items and eliminations for all periods presented.

(b)
Total assets of the CLL, Consumer, Energy Financial Services and GECAS operating segments at December 31, 2010, include investment in and advances to associated companies of $7,698 million, $10,144 million, $6,982 million and $838 million, respectively. Investments in and advances to associated companies contributed approximately $268 million, $1,140 million, $432 million and $195 million, respectively, to segment pre-tax income of the CLL, Consumer, Energy Financial Services and GECAS operating segments, respectively, for the year ended December 31, 2010.

(c)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at December 31, 2010 and 2009 of $180,015 million and $137,075 million, respectively.  Assets were primarily financing receivables of $97,447 million and $82,873 million at December 31, 2010 and 2009, respectively. Total liabilities at December 31, 2010 and 2009 were $143,957 million and $118,708 million, respectively, comprised primarily of bank deposits of $75,661 million and $69,573 million at December 31, 2010 and 2009, respectively, and debt of $53,696 million and $48,677 million at December 31, 2010 and 2009, respectively. Revenues for December 31, 2010, 2009 and 2008 totaled $5,384 million, $17,579 million and $12,596 million, respectively, and net earnings for 2010, 2009 and 2008 totaled $1,633 million, $3,429 million and $2,642 million, respectively.

(d)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

Property, plant and equipment – net associated with operations based in the United States were $10,477 million, $12,590 million and $18,656 million at year-end 2010, 2009 and 2008, respectively. Property, plant and equipment – net associated with operations based outside the United States were $43,273 million, $43,863 million and $45,416 million at year-end 2010, 2009 and 2008, respectively.

NOTE 21. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2010	2009	2010	2009	2010	2009	2010	2009

Total revenues	$11,956	$13,597	$11,939	$12,221	$11,246	$11,584	$11,899	$12,344
Earnings (loss) from continuing
operations before
income taxes	224	(35)	666	(524)	500	(969)	959	(807)
Benefit (provision) for income
taxes	362	1,108	87	749	361	1,101	122	854
Earnings from continuing
operations	586	1,073	753	225	861	132	1,081	47
Earnings (loss) from discontinued
operations, net of taxes	(371)	(2)	(132)	30	(1,076)	97	605	26
Net earnings	215	1,071	621	255	(215)	229	1,686	73
Less net earnings (loss)
attributable to noncontrolling
interests	5	(46)	22	(17)	(18)	(4)	(25)	52
Net earnings (loss) attributable
to GECC	$220	$1,025	$643	$238	$(233)	$225	$1,661	$125

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

(125)

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2010, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not required by this form.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services by KPMG LLP, in 2010 and 2009 were:

(In millions)	2010	2009

Type of fees
Audit fees	$33.7	$36.4
Audit-related fees	4.4	4.6
Tax fees	6.5	6.0
Total	$44.6	$47.0

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

(126)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Management’s Annual Report on Internal Control over Financial Reporting
Statement of Earnings for each of the years in the three-year period ended December 31, 2010
Statement of Changes in Shareowner’s Equity for each of the years in the three-year period ended December 31, 2010
Statement of Financial Position at December 31, 2010 and 2009
Statement of Cash Flows for each of the years in the three-year period ended December 31, 2010
Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2010 (pages 26 through 193), Exhibit 12(a) (Computation of Ratio of Earnings to Fixed Charges) and Exhibit 12(b) (Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends) of General Electric Company.

(a) 2.	Financial Statement Schedules

	Schedule I	Condensed financial information of registrant.

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(127)

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

	4(d)	Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(f) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-40880 (Commission file number 001-06461)).

	4(e)	Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-100527 (Commission file number 001-06461)).

	4(f)	Fourth Supplemental Indenture dated as of August 24, 2007, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(g) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

	4(g)	Fifth Supplemental Indenture dated as of December 2, 2008, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(h) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

	4(h)	Sixth Supplemental Indenture dated as of April 2, 2009, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997. (Incorporated by reference to Exhibit 4(h) to GECC’s Form 10-K Report for the year ended December 31, 2009 (Commission file number 001-06461)).

	4(i)	Ninth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and The Bank of New York Mellon and The Bank of New York Mellon (Luxembourg) S.A., as fiscal and paying agents, dated as of April 6, 2010.*

(128)

4(j)	Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(r) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(k)	Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference to Exhibit 4(s) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(l)	Form of Global Medium-Term Note, Series G, Fixed Rate DTC Registered Note (Incorporated by reference to Exhibit 4(bb) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(m)	Form of Global Medium-Term Note, Series G, Floating Rate DTC Registered Note (Incorporated by reference to Exhibit 4(cc) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(n)	Form of GE Capital Fixed Rate InterNote (Incorporated by reference to Exhibit 4(pp) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(o)	Form of Euro Medium-Term Note and Debt Security – Permanent Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(i) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(p)	Form of Euro Medium-Term Note and Debt Security – Permanent Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(j) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(q)	Form of Euro Medium-Term Note and Debt Security – Temporary Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(k) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(r)	Form of Euro Medium-Term Note and Debt Security – Temporary Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(l) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(s)	Form of Euro Medium-Term Note and Debt Security – Definitive Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(m) to GECS' Form 10-K Report for the year ended December 31, 2006 (Commission filenumber 000-14804)).

4(t)	Form of Euro Medium-Term Note and Debt Security – Definitive Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(n) to GECS' Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(u)	Master Agreement, Temporary Liquidity Guarantee Program dated December 1, 2008 between GECC and Federal Deposit Insurance Corporation (Incorporated by reference to Exhibit 4(oo) to GECC's Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(v)	Letter from the Senior Vice President and Chief Financial Officer of General Electric Company to General Electric Capital Corporation (GECC) dated September 15, 2006, with respect to returning dividends, distributions or other payments to GECC in certain circumstances described in the Indenture for Subordinated Debentures dated September 1, 2006, between GECC and the Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC's Post-Effective Amendment No. 2 to Registration Statement on Form S-3, File No. 333-132807 (Commission file number 001-06461)).

4(w)	Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

(129)

10(a)	Eligible Entity Designation Agreement dated as of November 12, 2008 by and among the Federal Deposit Insurance Corporation, GECC and General Electric Company (Incorporated by reference to Exhibit 99(b) of General Electric Company's Annual Report on Form 10-K (Commission file number 001-00035)).

10(b)	Amended and Restated Income Maintenance Agreement dated October 29, 2009, between General Electric Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 of GECC's Form 10-Q Report for the quarterly period ended September 30, 2009 (Commission file number 001-06461)).

12(a)	Computation of Ratio of Earnings to Fixed Charges.*

12(b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

23(ii)	Consent of KPMG LLP.*

24	Power of Attorney.*

31(a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32	Certification Pursuant to 18 U.S.C. Section 1350.*

99(a)	The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2010, (pages 25 through 167) and Exhibit 12(a) (Ratio of Earnings to Fixed Charges) and 12(b) (Ratio of Earnings to Fixed Charges and Preferred Stock Dividends) of General Electric Company.

* Filed electronically herewith.

(130)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant

General Electric Capital Corporation

Condensed Statement of Current and Retained Earnings

For the years ended December 31 (In millions)	2010	2009	2008

Revenues	$3,958	$4,788	$5,704

Expenses
Interest	3,433	9,179	10,833
Operating and administrative	2,967	3,418	5,344
Provision for losses on financing receivables	1,030	1,672	642
Depreciation and amortization	193	374	332
Total expenses	7,623	14,643	17,151

Loss before income taxes and equity in earnings of affiliates	(3,665)	(9,855)	(11,447)
Income tax benefit	1,715	4,351	4,465
Equity in earnings of affiliates	4,241	7,117	14,404

Net earnings	2,291	1,613	7,422
Dividends(a)	–	–	(2,351)
Others(a)(c)	54	(181)	(112)
Retained earnings at January 1(b)	45,622	45,497	40,513

Retained earnings at December 31	$47,967	$46,929	$45,472

(a)	Total dividends and other transactions with the shareowner increased equity by $86 million, $8,579 million and $3,036 million in 2010, 2009 and 2008, respectively.

(b)
The 2010 opening balance was adjusted as of January 1, 2010 for the cumulative effect of changes in accounting principles of $1,307 million related to the adoption of ASU 2009-16 & 17. The 2009 opening balance was adjusted as of April 1, 2009, for the cumulative effect of changes in accounting principles of $25 million related to adopting amendments on impairment guidance in ASC 320, Investments – Debt and Equity Securities. The cumulative effect of adopting ASC 825 at January 1, 2008, was insignificant.

(c)	Includes the effects of accretion of redeemable securities to their redemption value of $38 million and $(23) million in 2010 and 2009, respectively.

See accompanying notes.

(131)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Corporation

Condensed Statement of Financial Position

At December 31 (In millions, except share amounts)	2010	2009

Assets
Cash and equivalents	$12,847	$30,117
Investment securities	6,706	6,669
Financing receivables - net	60,379	69,725
Investment in and advances to affiliates	256,441	273,554
Property, plant and equipment - net	1,581	1,560
Other assets	25,651	21,677
Total assets	$363,605	$403,302

Liabilities and equity
Borrowings	$278,398	$314,823
Other liabilities	9,230	12,469
Deferred income taxes	3,096	2,292
Total liabilities	290,724	329,584

Common stock, $14 par value (4,166,000 shares authorized at
December 31, 2010 and 2009 and 3,985,404 shares issued and	56	56
outstanding at December 31, 2010 and 2009, respectively)
Accumulated gains (losses) - net
Investment securities	(337)	(676)
Currency translation adjustments	(1,541)	1,228
Cash flow hedges	(1,347)	(1,816)
Benefit plans	(380)	(434)
Additional paid-in capital	28,463	28,431
Retained earnings	47,967	46,929
Total shareowner's equity	72,881	73,718
Total liabilities and equity	$363,605	$403,302

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated other comprehensive income,” and was $(3,605) million and $(1,698) million at December 31, 2010 and 2009, respectively.

See accompanying notes.

(132)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Corporation

Condensed Statement of Cash Flows

For the years ended December 31 (In millions)	2010	2009	2008

Cash used for operating activities	$(3,448)	$(1,155)	$(4,626)
Cash flows - investing activities
Increase in loans to customers	(81,145)	(96,837)	(120,812)
Principal collections from customers - loans	89,835	99,779	117,749
Investment in equipment for financing leases	(1,447)	(1,239)	(2,273)
Principal collections from customers - financing leases	2,783	1,814	5,155
Net change in credit card receivables	(1,182)	5	(648)
Additions to property, plant and equipment	(1,073)	(158)	(1,674)
Dispositions of property, plant and equipment	871	780	1,295
Payments for principal businesses purchased	(559)	(6,791)	(24,961)
Proceeds from principal business dispositions	1,171	9,088	4,928
Decrease in investment in and advances to affiliates	13,091	28,624	36,544
All other investing activities	1,868	(3,196)	(5,825)

Cash from (used for) investing activities	24,213	31,869	9,478

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(5,999)	(25,520)	(14,782)
Newly issued debt
Short-term (91-365 days)	–	3,310	13,080
Long-term (longer than one year)	18,274	62,240	49,940
Repayments and other debt reductions:
Short-term (91-365 days)	(48,818)	(57,941)	(44,535)
Long-term (longer than one year)	(1,140)	(533)	(2,306)
Non-recourse, leveraged lease	(341)	(317)	(409)
Dividends paid to shareowner	–	–	(2,351)
Capital contributions from GECS	–	8,750	5,500
Other	(11)	9	2

Cash from (used for) financing activities	(38,035)	(10,002)	4,139

Increase (decrease) in cash and equivalents during year	(17,270)	20,712	8,991
Cash and equivalents at beginning of year	30,117	9,405	414
Cash and equivalents at end of year	$12,847	$30,117	$9,405

See accompanying notes.

(133)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Concluded)

General Electric Capital Corporation

Notes to Condensed Financial Statements

Financial statements presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Borrowings

Total long-term borrowings at December 31, 2010 and 2009, are shown below.

	2010
	Average
December 31 (Dollars in millions)	rate(a)	Maturities	2010	2009

Senior notes	3.37	2012-2055	$186,447	$210,881
Subordinated notes(b)	5.20	2012-2037	2,258	2,388
Subordinated debentures(c)	6.63	2066-2067	7,298	7,647
Other			1,480	4,693
			$197,483	$225,609

(a)	Based on year-end balances and year-end local currency interest rates, including the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)	Included $117 million of subordinated notes guaranteed by GE at both December 31, 2010 and 2009.

(c)	Subordinated debenture receive rating agency equity credit and were hedged at issuance to USD equivalent of $7,725 million.

At December 31, 2010, maturities of long-term borrowings during the next five years, including the current portion of long-term debt, are $43,546 million in 2011, $68,605 million in 2012, $22,865 million in 2013, $13,790 million in 2014 and $12,443 million in 2015.

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. We mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives.

Interest expense on the Condensed Statement of Current and Retained Earnings is net of interest income on loans and advances to majority owned affiliates of $4,699 million, $2,956 million and $4,350 million for 2010, 2009 and 2008, respectively.

Income taxes

General Electric Company files a consolidated U.S. federal income tax return which includes General Electric Capital Corporation. Income tax benefit includes our effect on the consolidated return.

(134)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2010, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Norwalk and State of Connecticut on the 25th day of February 2011.

General Electric Capital Corporation

February 25, 2011	By: /s/ Michael A. Neal
Michael A. Neal
Chief Executive Officer

(135)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Michael A. Neal	Chief Executive Officer	February 25, 2011
	Michael A. Neal	(Principal Executive Officer)

	/s/ Jeffrey S. Bornstein	Chief Financial Officer	February 25, 2011
	Jeffrey S. Bornstein	(Principal Financial Officer)

	/s/ Jamie S. Miller	Senior Vice President and Controller	February 25, 2011
	Jamie S. Miller	(Principal Accounting Officer)

	MARK W. BEGOR*	Director
	JEFFREY S. BORNSTEIN*	Director
	WILLIAM H. CARY*	Director
	KATHRYN A. CASSIDY*	Director
	PAMELA DALEY*	Director
	RICHARD D’AVINO*	Director
	BRACKETT B. DENNISTON III*	Director
	JEFFREY R. IMMELT*	Director
	MARK J. KRAKOWIAK*	Director
	JOHN KRENICKI, JR.*	Director
	J. KEITH MORGAN*	Director
	DAVID NASON*	Director
	MICHAEL A. NEAL*	Director
	RONALD R. PRESSMAN*	Director
	JOHN M. SAMUELS*	Director
	KEITH S. SHERIN*	Director
	RYAN A. ZANIN*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Jamie S. Miller		February 25, 2011
Jamie S. Miller Attorney-in-fact

(136)