Form 10-Q
period 2011-09-30
GENERAL ELECTRIC CAPITAL CORP
filed 2011-11-08
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
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

At November 4, 2011, 3,985,404 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in the European sovereign debt situation; the impact of conditions in the financial and credit markets on the availability and cost of our funding and on our ability to reduce our asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (Grey Zone); potential financial implications from the Japanese natural disaster; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the level of demand and financial performance of the major industries we serve, including, without limitation, air transportation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions, joint ventures and dispositions and our success in completing announced transactions and integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Capital Corporation and consolidated affiliates

Condensed Statement of Current and Retained Earnings

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Revenues
Revenues from services (a)	$11,180	$11,091	$35,048	$34,343
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(83)	(36)	(260)	(283)
Less: Portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	19	6	81	127
Net other-than-temporary impairment on investment securities
recognized in earnings	(64)	(30)	(179)	(156)
Revenues from services (Note 9)	11,116	11,061	34,869	34,187
Sales of goods	32	40	116	489
Total revenues	11,148	11,101	34,985	34,676

Costs and expenses
Interest	3,557	3,565	10,721	10,892
Operating and administrative	3,107	3,338	9,778	10,318
Cost of goods sold	30	39	108	458
Investment contracts, insurance losses and insurance annuity benefits	27	36	81	109
Provision for losses on financing receivables	1,020	1,637	2,988	5,824
Depreciation and amortization	1,836	2,016	5,403	5,778
Total costs and expenses	9,577	10,631	29,079	33,379

Earnings from continuing operations before income taxes	1,571	470	5,906	1,297
Benefit (provision) for income taxes	(66)	366	(890)	825

Earnings from continuing operations	1,505	836	5,016	2,122
Earnings (loss) from discontinued operations, net of taxes (Note 2)	2	(1,051)	277	(1,501)
Net earnings (loss)	1,507	(215)	5,293	621
Less net earnings (loss) attributable to noncontrolling interests	38	18	89	(9)
Net earnings (loss) attributable to GECC	1,469	(233)	5,204	630
Dividends	–	–	–	–
Retained earnings at beginning of period	51,702	46,502	47,967	45,639
Retained earnings at end of period	$53,171	$46,269	$53,171	$46,269

Amounts attributable to GECC
Earnings from continuing operations	$1,467	$818	$4,927	$2,131
Earnings (loss) from discontinued operations, net of taxes	2	(1,051)	277	(1,501)
Net earnings (loss) attributable to GECC	$1,469	$(233)	$5,204	$630

(a)	Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

(3)

General Electric Capital Corporation and consolidated affiliates

Condensed Statement of Financial Position

	September 30,	December 31,
(In millions)	2011	2010
	(Unaudited)
Assets
Cash and equivalents	$82,391	$59,538
Investment securities (Note 3)	17,362	17,952
Inventories	44	66
Financing receivables – net (Notes 4 and 12)	293,737	312,234
Other receivables	13,211	13,674
Property, plant and equipment, less accumulated amortization of $24,291
and $25,390	52,309	53,747
Goodwill (Note 5)	27,726	27,508
Other intangible assets – net (Note 5)	1,702	1,874
Other assets	79,743	79,045
Assets of businesses held for sale (Note 2)	3,050	3,127
Assets of discontinued operations (Note 2)	1,461	12,375
Total assets(a)	$572,736	$581,140

Liabilities and equity
Short-term borrowings (Note 6)	$121,733	$113,646
Accounts payable	7,835	6,839
Non-recourse borrowings of consolidated securitization entities (Note 6)	29,022	30,018
Bank deposits (Note 6)	41,515	37,298
Long-term borrowings (Note 6)	259,332	284,346
Investment contracts, insurance liabilities and insurance annuity benefits	4,859	5,779
Other liabilities	21,983	20,287
Deferred income taxes	3,091	6,109
Liabilities of businesses held for sale (Note 2)	1,813	592
Liabilities of discontinued operations (Note 2)	1,261	2,181
Total liabilities(a)	492,444	507,095

Capital stock	56	56
Accumulated other comprehensive income – net(b)
Investment securities	(676)	(337)
Currency translation adjustments	138	(1,541)
Cash flow hedges	(1,711)	(1,347)
Benefit plans	(353)	(380)
Additional paid-in capital	28,462	28,463
Retained earnings	53,171	47,967
Total GECC shareowner's equity	79,087	72,881
Noncontrolling interests(c)	1,205	1,164
Total equity	80,292	74,045
Total liabilities and equity	$572,736	$581,140

(a)
Our consolidated assets at September 30, 2011 include total assets of $43,259 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $36,170 million and investment securities of $4,624 million. Our consolidated liabilities at September 30, 2011 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GECC. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $28,522 million. See Note 13.

(b)	The sum of accumulated other comprehensive income − net was $(2,602) million and $(3,605) million at September 30, 2011 and December 31, 2010, respectively.

(c)	Included accumulated other comprehensive income − net attributable to noncontrolling interests of $(150) million and $(137) million at September 30, 2011 and December 31, 2010, respectively.

See accompanying notes.

(4)

General Electric Capital Corporation and consolidated affiliates

Condensed Statement of Cash Flows

(Unaudited)

	Nine months ended September 30,
(In millions)	2011	2010

Cash flows – operating activities
Net earnings	$5,293	$621
Less net earnings (loss) attributable to noncontrolling interests	89	(9)
Net earnings attributable to GECC	5,204	630
(Earnings) loss from discontinued operations	(277)	1,501
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	5,403	5,778
Increase (decrease) in accounts payable	1,158	650
Provision for losses on financing receivables	2,988	5,824
All other operating activities	1,569	381
Cash from (used for) operating activities – continuing operations	16,045	14,764
Cash from (used for) operating activities – discontinued operations	840	882
Cash from (used for) operating activities	16,885	15,646

Cash flows – investing activities
Additions to property, plant and equipment	(7,149)	(3,113)
Dispositions of property, plant and equipment	4,514	3,075
Increase in loans to customers	(234,537)	(220,665)
Principal collections from customers – loans	249,444	238,998
Investment in equipment for financing leases	(6,920)	(6,796)
Principal collections from customers – financing leases	9,797	11,519
Net change in credit card receivables	746	577
Proceeds from sale of discontinued operations	8,951	–
Proceeds from principal business dispositions	2,117	905
Payments for principal businesses purchased	(50)	(561)
All other investing activities	4,590	11,781
Cash from (used for) investing activities – continuing operations	31,503	35,720
Cash from (used for) investing activities – discontinued operations	(809)	(267)
Cash from (used for) investing activities	30,694	35,453

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(2,020)	(1,285)
Net increase (decrease) in bank deposits	3,746	3,982
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	10	464
Long-term (longer than one year)	33,776	26,513
Non-recourse, leveraged lease	–	–
Repayments and other debt reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	(58,003)	(73,101)
Long-term (longer than one year)	(1,603)	(1,679)
Non-recourse, leveraged lease	(640)	(544)
Dividends paid to shareowner	–	–
All other financing activities	(1,002)	(2,096)
Cash from (used for) financing activities – continuing operations	(25,736)	(47,746)
Cash from (used for) financing activities – discontinued operations	(42)	(719)
Cash from (used for) financing activities	(25,778)	(48,465)

Effect of currency exchange rate changes on cash and equivalents	1,042	(1,037)

Increase (decrease) in cash and equivalents	22,843	1,597
Cash and equivalents at beginning of year	59,679	63,880
Cash and equivalents at September 30	82,522	65,477
Less cash and equivalents of discontinued operations at September 30	131	1,865
Cash and equivalents of continuing operations at September 30	$82,391	$63,612

See accompanying notes.

(5)

Summary of Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	(Unaudited)		(Unaudited)
(In millions)	2011	2010	2011	2010
Revenues
CLL	$4,512	$4,551	$13,786	$13,651
Consumer	4,032	4,097	13,035	12,840
Real Estate	935	953	2,834	2,888
Energy Financial Services	221	291	931	1,677
GECAS	1,265	1,321	3,917	3,819
Total segment revenues	10,965	11,213	34,503	34,875
GECC corporate items and eliminations	183	(112)	482	(199)
Total revenues in GECC	$11,148	$11,101	$34,985	$34,676

Segment profit
CLL	$688	$443	$1,943	$987
Consumer	737	773	2,976	1,977
Real Estate	(82)	(405)	(775)	(1,332)
Energy Financial Services	79	55	330	334
GECAS	208	158	835	763
Total segment profit	1,630	1,024	5,309	2,729
GECC corporate items and eliminations	(163)	(206)	(382)	(598)
Earnings from continuing operations
attributable to GECC	1,467	818	4,927	2,131
Earnings (loss) from discontinued operations,
net of taxes, attributable to GECC	2	(1,051)	277	(1,501)
Total net earnings attributable to GECC	$1,469	$(233)	$5,204	$630

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

Accounting Changes

On July 1, 2011, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-02, an amendment to Accounting Standards Codification (ASC) 310, Receivables.  ASU 2011-02 provides guidance for determining whether a restructuring of a debt constitutes a troubled debt restructuring (TDR). ASU 2011-02 requires that a restructuring be classified as a TDR when it is both a concession and the debtor is experiencing financial difficulties. The amendment also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession. The amendment applies to restructurings that have occurred subsequent to January 1, 2011. As a result of adopting these amendments on July 1, 2011, we have classified an additional $271 million of financing receivables as TDRs and have recorded an increase of $77 million to our allowance for losses on financing receivables. See Note 12.

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

(7)

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the third quarter of 2011, we committed to sell our CLL marine container leasing business, which consists of our controlling interests in the GE SeaCo joint venture along with other owned marine container assets, and our CLL trailer fleet services business in Mexico.

In the second quarter of 2011, we committed to sell our Consumer business banking operations in Latvia.

In 2010, we committed to sell our Consumer businesses in Argentina, Brazil, and Canada, a CLL business in South Korea, and our Interpark business in Real Estate. The Consumer Canada disposition was completed during the first quarter of 2011. The Consumer Brazil and our Interpark business in Real Estate dispositions were completed during the second quarter of 2011 for proceeds of $22 million and $704 million, respectively. The Consumer Argentina disposition was completed during the third quarter of 2011 for proceeds of $41 million.

Summarized financial information for businesses held for sale is shown below.

	At
	September 30,	December 31,
(In millions)	2011	2010

Assets
Cash and equivalents	$218	$54
Financing receivables – net	483	1,917
Property, plant and equipment – net	2,054	103
Goodwill	135	–
Other intangible assets – net	37	187
Other assets	30	841
Other	93	25
Assets of businesses held for sale	$3,050	$3,127

Liabilities
Short-term borrowings	$474	$146
Accounts payable	82	46
Long-term borrowings	1,144	228
Other liabilities	113	172
Liabilities of businesses held for sale	$1,813	$592

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

(8)

Summarized financial information for discontinued operations is shown below.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Operations
Total revenues	$12	$515	$336	$1,565

Earnings (loss) from discontinued operations before income taxes	$(7)	$46	$4	$170
Benefit (provision) for income taxes	21	3	50	(5)
Earnings (loss) from discontinued operations, net of taxes	$14	$49	$54	$165

Disposal
Gain (loss) on disposal before income taxes	$(45)	$(1,100)	$(86)	$(1,666)
Benefit (provision) for income taxes	33	–	309	–
Gain (loss) on disposal, net of taxes	$(12)	$(1,100)	$223	$(1,666)

Earnings (loss) from discontinued operations, net of taxes	$2	$(1,051)	$277	$(1,501)

	At
	September 30,	December 31,
(In millions)	2011	2010

Assets
Cash and equivalents	$131	$142
Financing receivables - net	98	10,589
Other assets	1	168
Other	1,231	1,476
Assets of discontinued operations	$1,461	$12,375

Liabilities
Accounts payable	$7	$110
Deferred income taxes	206	238
Other	1,048	1,833
Liabilities of discontinued operations	$1,261	$2,181

Assets at September 30, 2011 and December 31, 2010, primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires principally in 2015 and in part in 2017, related to the sale of our GE Money Japan business.

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

BAC revenues from discontinued operations were $264 million and $772 million in the three and nine months ended September 30, 2010, respectively. In total, BAC earnings from discontinued operations, net of taxes, were $19 million and $56 million in the three and nine months ended September 30, 2010, respectively.

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

(9)

Our overall claims experience developed unfavorably through 2010. We believe that the level of excess interest refund claims has been impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. In September 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial legal advertising. We observed an increase in claims during September 2010 and higher average daily claims in the fourth quarter of 2010 and the first two months of 2011. Since February and through August 2011, we have experienced substantial declines in the rate of incoming claims, though claims severity has been higher than expected and we experienced an increase in claims in September 2011. As of September 30, 2011, our reserve for reimbursement of claims in excess of the statutory interest rate was $739 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Our estimated liability for excess interest refund claims at September 30, 2011 assumes the pace of incoming claims will continue to decelerate, although at a lower pace than recently experienced, average exposure per claim remains consistent with historical experience, and we continue to see the impact of our loss mitigation efforts. Estimating the pace of decline in incoming claims can have a significant effect on the total amount of our liability. Holding all other assumptions constant, if claims declined at a rate of one percent higher or lower than our assumed long-term average, our liability estimate would change by approximately $250 million.

Uncertainties around the impact of laws and regulations, challenging economic conditions, the runoff status of the underlying book of business, the financial status of other personal lending companies in Japan and the effects of our mitigation efforts make it difficult to develop a meaningful estimate of the aggregate possible claims exposure. Recent trends, including the effect of governmental actions, market activity regarding other personal loan companies, higher claims severity and consumer activity, may continue to have an adverse effect on claims development.

GE Money Japan earnings (loss) from discontinued operations, net of taxes, were $2 million and $(1,101) million in the three months ended September 30, 2011 and 2010, respectively, and $2 million and $(1,673) million in the nine months ended September 30, 2011 and 2010, respectively.

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

Pending claims for unmet representations and warranties were $783 million at December 31, 2009, $347 million at December 31, 2010 and $568 million at September 30, 2011. Reserves related to these contractual representations and warranties were $122 million and $101 million at September 30, 2011 and December 31, 2010, respectively. We recorded an adjustment to our reserve of $21 million in the third quarter of 2011 to reflect the higher amount of pending claims and an increase in our reserve for unidentified claims. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. A ten percent adverse change in these key assumptions would result in an increase to our reserves of approximately $35 million. Based on our historical experience, we estimate that a small percentage of the total loans WMC originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations.  Uncertainties surrounding economic conditions, the ability and propensity of mortgage holders to present valid claims and governmental actions make it difficult to develop a meaningful estimate of aggregate possible claim exposure. Actual losses could exceed the reserve amount if actual claim rates, investigative or litigation activity, valid tenders or losses WMC incurs on repurchased loans are higher than we have historically observed with respect to WMC.

(10)

WMC revenues (loss) from discontinued operations were $(21) million and $(1) million in the three months ended September 30, 2011 and 2010, respectively, and $(21) million and $(4) million in the nine months ended September 30, 2011 and 2010, respectively. In total, WMC’s earnings (loss) from discontinued operations, net of taxes, were $(15) million and $(2) million in the three months ended September 30, 2011 and 2010, respectively, and $(18) million and $(5) million in the nine months ended September 30, 2011 and 2010, respectively.

Other

In the second quarter of 2011, we entered into an agreement to sell our Australian Home Lending operations and classified it as discontinued operations. As a result, we recognized an after-tax loss of $148 million in 2011. We completed the sale in the third quarter of 2011 for proceeds of approximately $4,577 million. Australian Home Lending revenues from discontinued operations were $33 million and $118 million in the three months ended September 30, 2011 and 2010, respectively, and $248 million and $386 million in the nine months ended September 30, 2011 and 2010, respectively. Australian Home Lending earnings (loss) from discontinued operations, net of taxes, were $15 million and $14 million in the three months ended September 30, 2011 and 2010, respectively, and $(65) million and $51 million in the nine months ended September 30, 2011 and 2010, respectively.

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for $692 million. The sale was completed in the second quarter of 2011 and resulted in the recognition of a gain on disposal, net of taxes, of $319 million. Consumer Singapore revenues from discontinued operations were $(1) million and $27 million in the three months ended September 30, 2011 and 2010, respectively, and $30 million and $79 million in the nine months ended September 30, 2011 and 2010, respectively. Consumer Singapore earnings from discontinued operations, net of taxes, were $7 million and $11 million in the three months ended September 30, 2011 and 2010, respectively, and $333 million and $27 million in the nine months ended September 30, 2011 and 2010, respectively.

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively, for proceeds of $2,365 million and $1,943 million, respectively. Consumer RV Marine revenues from discontinued operations were $0 million and $52 million in the three months ended September 30, 2011 and 2010, respectively, and $11 million and $160 million in the nine months ended September 30, 2011 and 2010, respectively. Consumer RV Marine earnings (loss) from discontinued operations, net of taxes, were $(1) million and $(8) million in the three months ended September 30, 2011 and 2010, respectively, and $1 million and $(9) million in the nine months ended September 30, 2011 and 2010, respectively. Consumer Mexico revenues from discontinued operations were $1 million and $55 million in the three months ended September 30, 2011 and 2010, respectively, and $68 million and $172 million in the nine months ended September 30, 2011 and 2010, respectively. Consumer Mexico earnings from discontinued operations, net of taxes, were $1 million and $18 million in the three months ended September 30, 2011 and 2010, respectively, and $34 million and $53 million in the nine months ended September 30, 2011 and 2010, respectively.

(11)

3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise investment grade debt securities, including investment securities supporting obligations to holders of guaranteed investment contracts (GICs) in Trinity, and investment securities at our treasury operations. We do not have any securities classified as held to maturity.

	At
	September 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$3,696	$59	$(168)	$3,587	$3,490	$169	$(14)	$3,645
State and municipal	654	17	(141)	530	918	4	(232)	690
Residential mortgage-backed(a)	1,790	29	(281)	1,538	2,099	14	(355)	1,758
Commercial mortgage-backed	1,480	25	(199)	1,306	1,619	-	(183)	1,436
Asset-backed	3,925	2	(215)	3,712	3,242	7	(190)	3,059
Corporate – non-U.S.	1,395	34	(124)	1,305	1,478	39	(111)	1,406
Government – non-U.S.	1,787	4	(133)	1,658	1,804	8	(58)	1,754
U.S. government and
federal agency	2,523	13	–	2,536	2,663	3	(5)	2,661
Retained interests	29	14	(6)	37	55	10	(26)	39
Equity
Available-for-sale	720	123	(77)	766	902	194	(9)	1,087
Trading	387	–	–	387	417	–	–	417
Total	$18,386	$320	$(1,344)	$17,362	$18,687	$448	$(1,183)	$17,952

(a)
Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at September 30, 2011, $770 million relates to securities issued by government sponsored entities and $768 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of individual financial institutions.

(12)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses	(a)	fair value	losses	(a)

September 30, 2011
Debt
U.S. corporate	$584	$(69)		$451	$(99)
State and municipal	56	(28)		266	(113)
Residential mortgage-backed	134	(1)		892	(280)
Commercial mortgage-backed	–	–		1,304	(199)
Asset-backed	2,836	(48)		850	(167)
Corporate – non-U.S.	38	(2)		723	(122)
Government – non-U.S.	578	(25)		160	(108)
U.S. government and federal agency	–	–		2	–
Retained interests	–	–		3	(6)
Equity	116	(77)		–	–
Total	$4,342	$(250)		$4,651	$(1,094)

December 31, 2010
Debt
U.S. corporate	$357	$(5)		$337	$(9)
State and municipal	137	(16)		443	(216)
Residential mortgage-backed	166	(3)		920	(352)
Commercial mortgage-backed	779	(103)		652	(80)
Asset-backed	111	(5)		902	(185)
Corporate – non-U.S.	123	(2)		673	(109)
Government – non-U.S.	642	(6)		105	(52)
U.S. government and federal agency	1,613	(5)		–	–
Retained interests	–	–		34	(26)
Equity	46	(9)		–	–
Total	$3,974	$(154)		$4,066	$(1,029)

(a)
At September 30, 2011, other-than-temporary impairments previously recognized through other comprehensive income (OCI) on securities still held amounted to $(467) million, of which$ (378) million related to RMBS. Gross unrealized losses related to those securities at September 30, 2011 amounted to $(604) million, of which $(495) million related to RMBS.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell the vast majority of our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the three and nine months ended September 30, 2011 have not changed from those described in our 2010 consolidated financial statements. See Note 3 in our 2010 consolidated financial statements for additional information regarding these methodologies and inputs.

During the third quarter of 2011, we recorded other-than-temporary impairments of $83 million, of which $64 million was recorded through earnings ($6 million relates to equity securities) and $19 million was recorded in accumulated other comprehensive income (AOCI). At July 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $392 million. During the third quarter, we recognized first time impairments of $36 million and incremental charges on previously impaired securities of $20 million. These amounts included $1 million related to securities that were subsequently sold.

During the third quarter of 2010, we recorded other-than-temporary impairments of $36 million, of which $30 million was recorded through earnings ($23 million relates to equity securities) and $6 million was recorded in AOCI. At July 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $249 million. During the third quarter of 2010, we recognized first time impairments of $2 million which included $1 million related to securities that were subsequently sold.

(13)

During the nine months ended September 30, 2011, we recorded other-than-temporary impairments of $260 million, of which $179 million was recorded through earnings ($16 million relates to equity securities) and $81 million was recorded in AOCI. At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $316 million. During the nine months ended September 30, 2011, we recognized first time impairments of $55 million and incremental charges on previously impaired securities of $99 million. These amounts included $22 million related to securities that were subsequently sold.

During the nine months ended September 30, 2010, we recorded other-than-temporary impairments of $283 million, of which $156 million was recorded through earnings ($24 million relates to equity securities) and $127 million was recorded in AOCI. At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $140 million. During the nine months ended September 30, 2010, we recognized first time impairments of $92 million and incremental charges on previously impaired securities of $34 million. These amounts included $15 million related to securities that were subsequently sold.

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due in
2011	$2,663	$2,665
2012-2015	4,712	4,720
2016-2020	1,734	1,522
2021 and later	932	695

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Gains	$25	$29	$180	$135
Losses, including impairments	(64)	(32)	(188)	(161)
Net	$(39)	$(3)	$(8)	$(26)

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

Proceeds from investment securities sales and early redemptions by the issuer totaled $3,369 million and $4,520 million in the three months ended September 30, 2011 and 2010, respectively, and $13,131 million and $11,449 million in the nine months ended September 30, 2011 and 2010, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized net pre-tax gains (losses) on trading securities of $(29) million and $33 million in the three months ended September 30, 2011 and 2010, respectively, and $26 million and $52 million in the nine months ended September 30, 2011 and 2010, respectively.

(14)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

Financing receivables – net, consisted of the following.

	At
	September 30,	December 31,
(In millions)	2011	2010

Loans, net of deferred income(a)	$260,552	$275,877
Investment in financing leases, net of deferred income	39,854	44,390
	300,406	320,267
Less allowance for losses	(6,669)	(8,033)
Financing receivables – net(b)	$293,737	$312,234

(a)	Deferred income was $2,313 million and $2,351 million at September 30, 2011 and December 31, 2010, respectively.

(b)
Financing receivables at September 30, 2011 and December 31, 2010 included $1,221 million and $1,503 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per Accounting Standards Codification (ASC) 310, Receivables.

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

(15)

Financing Receivables – net

The following table displays our financing receivables balances.

	At
	September 30,	December 31,
(In millions)	2011	2010

Commercial
CLL
Americas(a)	$81,072	$88,558
Europe	37,130	37,498
Asia	11,914	11,943
Other(a)	469	664
Total CLL	130,585	138,663

Energy Financial Services	5,977	7,011

GECAS	11,841	12,615

Other	1,388	1,788
Total Commercial financing receivables	149,791	160,077

Real Estate
Debt	25,748	30,249
Business Properties	8,630	9,962
Total Real Estate financing receivables	34,378	40,211

Consumer
Non-U.S. residential mortgages	38,708	40,011
Non-U.S. installment and revolving credit	19,801	20,132
U.S. installment and revolving credit	43,249	43,974
Non-U.S. auto	6,462	7,558
Other	8,017	8,304
Total Consumer financing receivables	116,237	119,979

Total financing receivables	300,406	320,267

Less allowance for losses	(6,669)	(8,033)
Total financing receivables – net	$293,737	$312,234

(a)
During the third quarter of 2011, we transferred our Railcar lending and leasing portfolio from CLL Other to CLL Americas. Prior-period amounts were reclassified to conform to the current-period presentation.

(16)

Allowance for Losses on Financing Receivables

The following tables provide a roll-forward of our allowance for losses on financing receivables.

	Balance at	Provision								Balance at
	January 1,	charged to				Gross				September 30,
(In millions)	2011	operations	(a)	Other	(b)	write-offs	(c)	Recoveries	(c)	2011

Commercial
CLL
Americas	$1,288	$250		$(79)		$(544)		$80		$995
Europe	429	126		17		(218)		49		403
Asia	222	81		16		(194)		25		150
Other	6	3		(4)		–		–		5
Total CLL	1,945	460		(50)		(956)		154		1,553

Energy Financial Services	22	10		–		(4)		8		36

GECAS	20	(4)		–		(2)		–		14

Other	58	13		–		(31)		3		43
Total Commercial	2,045	479		(50)		(993)		165		1,646

Real Estate
Debt	1,292	155		13		(494)		12		978
Business Properties	196	70		–		(107)		4		163
Total Real Estate	1,488	225		13		(601)		16		1,141

Consumer
Non-U.S. residential
mortgages	803	151		11		(229)		43		779
Non-U.S. installment
and revolving credit	937	413		16		(980)		430		816
U.S. installment and
revolving credit	2,333	1,587		(1)		(2,365)		399		1,953
Non-U.S. auto	168	26		7		(176)		98		123
Other	259	107		(6)		(215)		66		211
Total Consumer	4,500	2,284		27		(3,965)		1,036		3,882
Total	$8,033	$2,988		$(10)		$(5,559)		$1,217		$6,669

(a)	Included a provision of $77 million at Consumer related to the July 1, 2011 adoption of ASU 2011-02. See Note 12.

(b)	Other primarily included transfers to held for sale and the effects of currency exchange.

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

(17)

	Balance at	Adoption of	Balance at	Provision				Balance at
	December 31,	ASU 2009	January 1,	charged to		Gross		September 30,
(In millions)	2009	16 & 17(a)	2010	operations	Other(b)	write-offs(c)	Recoveries(c)	2010

Commercial
CLL
Americas	$1,180	$66	$1,246	$823	$(20)	$(787)	$95	$1,357
Europe	575	–	575	190	(47)	(348)	41	411
Asia	244	(10)	234	131	(10)	(118)	15	252
Other	10	–	10	(3)	–	–	–	7
Total CLL	2,009	56	2,065	1,141	(77)	(1,253)	151	2,027

Energy Financial Services	28	–	28	56	1	–	–	85

GECAS	104	–	104	17	–	(96)	–	25

Other	34	–	34	23	(2)	(3)	1	53
Total Commercial	2,175	56	2,231	1,237	(78)	(1,352)	152	2,190

Real Estate
Debt	1,358	(3)	1,355	794	5	(505)	–	1,649
Business Properties	136	45	181	124	(7)	(92)	2	208
Total Real Estate	1,494	42	1,536	918	(2)	(597)	2	1,857

Consumer
Non-U.S. residential
mortgages	892	–	892	224	(57)	(259)	67	867
Non-U.S. installment
and revolving credit	1,106	–	1,106	810	(46)	(1,318)	422	974
U.S. installment and
revolving credit	1,551	1,602	3,153	2,342	(3)	(3,285)	344	2,551
Non-U.S. auto	292	–	292	83	(36)	(269)	128	198
Other	292	–	292	210	(24)	(298)	64	244
Total Consumer	4,133	1,602	5,735	3,669	(166)	(5,429)	1,025	4,834
Total	$7,802	$1,700	$9,502	$5,824	$(246)	$(7,378)	$1,179	$8,881

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Other primarily included the effects of currency exchange.

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

(18)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

	At
	September 30,	December 31,
(In millions)	2011	2010

Goodwill	$27,726	$27,508

Other intangible assets
Intangible assets subject to amortization	$1,702	$1,874

Changes in goodwill balances follow.

			Dispositions,
	Balance at		currency	Balance at
	January 1,		exchange	September 30,
(In millions)	2011	Acquisitions	and other	2011

CLL	$13,893	$8	$78	$13,979
Consumer	10,817	–	163	10,980
Real Estate	1,089	–	(31)	1,058
Energy Financial Services	1,562	–	–	1,562
GECAS	147	–	–	147
Total	$27,508	$8	$210	$27,726

Goodwill balances increased $218 million during the nine months ended September 30, 2011, primarily as a result of the weaker U.S. dollar ($399 million). Our reporting units and related goodwill balances are CLL ($13,979 million), Consumer ($10,980 million), Real Estate ($1,058 million), Energy Financial Services ($1,562 million) and GECAS ($147 million) at September 30, 2011.

We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 11.0% to 13.75%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses.

(19)

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

We performed our annual impairment test of goodwill for all of our reporting units in the third quarter using data as of July 1, 2011. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill. In performing the valuations, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. Based on the results of our step one testing, the fair values of each of the CLL, Consumer, Energy Financial Services and GECAS reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

Our Real Estate reporting unit had a goodwill balance of $1,087 million at June 30, 2011. As of July 1, 2011, the carrying amount exceeded the estimated fair value of our Real Estate reporting unit by approximately $0.7 billion. The estimated fair value of the Real Estate reporting unit is based on a number of assumptions about future business performance and investment, including loss estimates for the existing finance receivable and investment portfolio, new debt origination volume and margins, and anticipated stabilization of the real estate market allowing for sales of real estate investments at normalized margins. Our assumed discount rate was 11.25% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. Given the volatility and uncertainty in the current commercial real estate environment, there is uncertainty about a number of assumptions upon which the estimated fair value is based. Different loss estimates for the existing portfolio, changes in the new debt origination volume and margin assumptions, changes in the expected pace of the commercial real estate market recovery, or changes in the equity return expectation of market participants may result in changes in the estimated fair value of the Real Estate reporting unit.

Based on the results of the step one testing, we performed the second step of the impairment test described above as of July 1, 2011. Based on the results of the second step analysis for the Real Estate reporting unit, the estimated implied fair value of goodwill exceeded the carrying value of goodwill by approximately $3.9 billion. Accordingly, no goodwill impairment was required. In the second step, unrealized losses in an entity’s assets have the effect of increasing the estimated implied fair value of goodwill. The results of the second step analysis were attributable to several factors. The primary driver was the excess of the carrying value over the estimated fair value of our Real Estate Equity Investments, which approximated $4.1 billion at that time. Other drivers for the favorable outcome include the unrealized losses in the Real Estate finance receivable portfolio and the fair value premium on the Real Estate reporting unit allocated debt. The results of the second step analysis are highly sensitive to these measurements, as well as the key assumptions used in determining the estimated fair value of the Real Estate reporting unit.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

(20)

Intangible Assets Subject to Amortization

	At
	September 30, 2011			December 31, 2010
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,239	$(710)	$529	$1,112	$(588)	$524
Patents, licenses and trademarks	276	(225)	51	599	(532)	67
Capitalized software	2,150	(1,650)	500	2,016	(1,522)	494
Lease valuations	1,565	(969)	596	1,646	(917)	729
All other	288	(262)	26	326	(266)	60
Total	$5,518	$(3,816)	$1,702	$5,699	$(3,825)	$1,874

Amortization related to intangible assets subject to amortization was $139 million and $152 million in the three months ended September 30, 2011 and 2010, respectively, and $410 million and $476 million in the nine months ended September 30, 2011 and 2010, respectively.

(21)

6. BORROWINGS AND BANK DEPOSITS

Borrowings are summarized in the following table.

	At
(In millions)	September 30,	December 31,
	2011	2010
Short-term borrowings
Commercial paper
U.S.	$25,659	$27,398
Non-U.S.	9,922	9,497
Current portion of long-term borrowings(a)(b)(c)(e)	76,423	65,610
GE Interest Plus notes(d)	8,533	9,058
Other(c)	1,196	2,083
Total short-term borrowings	$121,733	$113,646

Long-term borrowings
Senior unsecured notes(a)(b)	$234,968	$263,043
Subordinated notes(e)	4,569	2,276
Subordinated debentures(f)(g)	7,430	7,298
Other(c)(h)	12,365	11,729
Total long-term borrowings	$259,332	$284,346

Non-recourse borrowings of consolidated securitization entities(i)	$29,022	$30,018

Bank deposits(j)	$41,515	$37,298

Total borrowings and bank deposits	$451,602	$465,308

(a)
GECC had issued and outstanding $45,045 million and $53,495 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at September 30, 2011 and December 31, 2010, respectively. Of the above amounts, $32,495 million and $18,455 million is included in current portion of long-term borrowings at September 30, 2011 and December 31, 2010, respectively.

(b)
Included in total long-term borrowings were $2,047 million and $2,395 million of obligations to holders of guaranteed investment contracts at September 30, 2011 and December 31, 2010, respectively. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC could be required to provide up to $1,916 million as of September 30, 2011, to repay holders of GICs.

(c)
Included $9,392 million and $11,117 million of funding secured by real estate, aircraft and other collateral at September 30, 2011 and December 31, 2010, respectively, of which $3,475 million and $4,653 million is non-recourse to GECC at September 30, 2011 and December 31, 2010, respectively.

(d)	Entirely variable denomination floating rate demand notes.

(e)	Included $117 million of subordinated notes guaranteed by GE included in current portion of long-term borrowings at September 30, 2011 and in long-term borrowings at December 31, 2010.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)
Includes $2,981 million of subordinated debentures, which constitute the sole assets of wholly-owned trusts who have issued trust preferred securities. Obligations associated with these trusts are unconditionally guaranteed by GECC.

(h)
Included $2,066 million and $1,984 million of covered bonds at September 30, 2011 and December 31, 2010, respectively. If the short-term credit rating of GECC were reduced below A-1/P-1, GECC would be required to partially cash collateralize these bonds in an amount up to $790 million at September 30, 2011.

(i)
Included at September 30, 2011 and December 31, 2010, were $11,670 million and $10,499 million of current portion of long-term borrowings, respectively, and $17,352 million and $19,519 million of long-term borrowings, respectively. See Note 13.

(j)
Included $18,786 million and $18,781 million of deposits in non-U.S. banks at September 30, 2011 and December 31, 2010, respectively, and $14,755 million and $11,606 million of certificates of deposits with maturities greater than one year at September 30, 2011 and December 31, 2010, respectively.

(22)

7. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

	At
	September 30,	December 31,
(In millions)	2011	2010

Unrecognized tax benefits	$2,991	$2,949
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	1,436	1,330
Accrued interest on unrecognized tax benefits	561	577
Accrued penalties on unrecognized tax benefits	66	73
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-1,300	0-1,200
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-250	0-250

(a)	Some portion of such reduction may be reported as discontinued operations.

The IRS is currently auditing the GE consolidated income tax returns for 2006-2009, a substantial portion of which include our activities. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. It is reasonably possible that the 2006–2007 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

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

(23)

8. SHAREOWNER’S EQUITY

A summary of increases (decreases) in GECC shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Net earnings attributable to GECC	$1,469	$(233)	$5,204	$630
Investment securities – net	(300)	163	(339)	137
Currency translation adjustments – net	(848)	1,036	1,679	(2,942)
Cash flow hedges – net	(105)	(278)	(364)	198
Benefit plans – net	28	(14)	27	51
Total	$244	$674	$6,207	$(1,926)

Changes to noncontrolling interests are as follows.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Beginning balance	$1,201	$1,098	$1,164	$2,204
Net earnings	38	18	89	(9)
Dividends	(4)	(4)	(17)	(21)
Dispositions(a)	–	–	–	(979)
AOCI and other (b)	(30)	14	(31)	(69)
Ending balance	$1,205	$1,126	$1,205	$1,126

(a)	Includes the effects of deconsolidating Regency Energy Partners L.P. (Regency) $(979) million during the second quarter of 2010.

(b)
The amount of change related to AOCI and other for the nine months ended September 30, 2010 includes the impact of our adoption of ASC 810, Consolidations, of $(32) million. Changes to other individual components of AOCI attributable to noncontrolling interests were insignificant.

(24)

9. REVENUES FROM SERVICES

Revenues from services are summarized in the following table.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Interest on loans	$5,027	$4,955	$15,161	$15,443
Equipment leased to others	2,852	2,799	8,526	8,329
Fees	1,227	1,180	3,531	3,554
Associated companies(a)(b)	389	491	1,997	1,548
Financing leases	554	678	1,837	2,105
Real estate investments	379	330	1,211	961
Investment income	186	204	796	461
Other items	502	424	1,810	1,786
Total	$11,116	$11,061	$34,869	$34,187

(a)
During the first quarter of 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million. Following the sale, we hold a 2.25% equity ownership interest which is classified as an available-for-sale security.

(b)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at September 30, 2011 and December 31, 2010 of $104,310 million and $180,015 million, respectively. Assets were primarily financing receivables of $58,115 million and $97,447 million at September 30, 2011 and December 31, 2010, respectively. Total liabilities were $77,363 million and $143,957 million, consisted primarily of bank deposits of $21,579 million and $75,661 million at September 30, 2011 and December 31, 2010, respectively, and debt of $45,387 million and $53,696 million at September 30, 2011 and December 31, 2010, respectively. Revenues in the third quarters of 2011 and 2010 totaled $4,389 million and $5,166 million, respectively, and net earnings in the third quarters of 2011 and 2010 totaled $607 million and $1,247 million, respectively. Revenues in the first nine months of 2011 and 2010 totaled $12,056 million and $14,882 million, respectively, and net earnings in the first nine months of 2011 and 2010 totaled $1,695 million and $3,279 million, respectively.

10. FAIR VALUE MEASUREMENTS

For a description on how we estimate fair value, see Note 1 in our 2010 consolidated financial statements.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $4,624 million and $5,706 million at September 30, 2011 and December 31, 2010, respectively, primarily investment securities supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our treasury operations. Such securities are investment grade.

(25)

(In millions)							Netting
	Level 1	(a)	Level 2	(a)	Level 3	(b)	adjustment	(c)	Net balance
September 30, 2011
Assets
Investment securities
Debt
U.S. corporate	$435		$1,132		$2,020		$–		$3,587
State and municipal	–		486		44		–		530
Residential mortgage-backed	–		1,511		27		–		1,538
Commercial mortgage-backed	–		1,306		–		–		1,306
Asset-backed	–		852		2,860		–		3,712
Corporate - non-U.S.	75		274		956		–		1,305
Government - non-U.S.	755		826		77		–		1,658
U.S. government and federal agency	–		2,536		–		–		2,536
Retained interests	–		–		37		–		37
Equity
Available-for-sale	750		–		16		–		766
Trading	387		–		–		–		387
Derivatives(d)	–		15,394		163		(3,120)		12,437
Other(e)	–		–		510		–		510
Total	$2,402		$24,317		$6,710		$(3,120)		$30,309

Liabilities
Derivatives	$–		$4,837		$32		$(3,106)		$1,763
Other	–		24		–		–		24
Total	$–		$4,861		$32		$(3,106)		$1,787

December 31, 2010
Assets
Investment securities
Debt
U.S. corporate	$588		$1,360		$1,697		$–		$3,645
State and municipal	–		508		182		–		690
Residential mortgage-backed	47		1,666		45		–		1,758
Commercial mortgage-backed	–		1,388		48		–		1,436
Asset-backed	–		563		2,496		–		3,059
Corporate - non-U.S.	89		356		961		–		1,406
Government - non-U.S.	776		850		128		–		1,754
U.S. government and federal agency	–		2,661		–		–		2,661
Retained interests	–		–		39		–		39
Equity
Available-for-sale	569		500		18		–		1,087
Trading	417		–		–		–		417
Derivatives(d)	–		10,319		330		(3,644)		7,005
Other(e)	–		–		450		–		450
Total	$2,486		$20,171		$6,394		$(3,644)		$25,407

Liabilities
Derivatives	$–		$6,228		$102		$(3,635)		$2,695
Other	–		31		–		–		31
Total	$–		$6,259		$102		$(3,635)		$2,726

(a)	The fair value of securities transferred between Level 1 and Level 2 was $67 million during the nine months ended September 30, 2011.

(b)
Level 3 investment securities valued using non-binding broker quotes totaled $251 million and $711 million at September 30, 2011 and December 31, 2010, respectively, and were classified as available-for-sale securities.

(c)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(d)
The fair value of derivatives included an adjustment for non-performance risk. At September 30, 2011 and December 31, 2010, the cumulative adjustment for non-performance risk was a loss of $14 million and $9 million, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(26)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three and nine months ended September 30, 2011 and 2010. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowner’s equity.

Changes in Level 3 Instruments for the Three Months Ended September 30, 2011

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	July 1,	included in		comprehensive				into		out of		September 30,	September 30,
	2011	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$1,530	$(27)		$(81)	$500	$(25)	$5	$120		$(2)		$2,020	$–
State and municipal	166	–		2	–	–	(4)	–		(120)		44	–
Residential
mortgage-backed	29	–		(2)	–	–	–	–		–		27	–
Commercial
mortgage-backed	–	–		–	–	–	–	–		–		–	–
Asset-backed	3,086	(2)		(62)	269	(14)	–	–		(417)		2,860	–
Corporate – non-U.S.	1,032	2		(55)	–	(5)	(14)	–		(4)		956	–
Government
– non-U.S.	243	–		(27)	14	–	(13)	–		(140)		77	–
U.S. government and
federal agency	–	–		–	–	–	–	–		–		–	–
Retained interests	45	(1)		(6)	1	(1)	(1)	–		–		37	–
Equity
Available-for-sale	14	–		–	–	–	–	2		–		16	–
Trading	–	–		–	–	–	–	–		–		–	–
Derivatives(d)(e)	111	31		–	(3)	–	(5)	–		–		134	35
Other	595	(1)		(14)	26	(95)	(1)	–		–		510	(1)
Total	$6,851	$2		$(245)	$807	$(140)	$(33)	$122		$(683)		$6,681	$34

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $3 million not reflected in the fair value hierarchy table.

(e)	Gains included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(27)

Changes in Level 3 Instruments for the Three Months Ended September 30, 2010

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
	Balance at	gains(losses)		other	sales	in and/or		Balance at	still held at
	July 1,	included in		comprehensive	and	out of		September 30,	September 30,
	2010	earnings	(a)	income	settlements	Level 3	(b)	2010	2010	(c)

Investment securities
Debt
U.S. corporate	$1,632	$12		$84	$(66)	$–		$1,662	$–
State and municipal	238	–		(48)	(9)	–		181	–
Residential
mortgage-backed	46	–		5	–	(9)		42	–
Commercial
mortgage-backed	48	–		–	–	–		48	–
Asset-backed	1,461	(1)		11	507	(5)		1,973	–
Corporate - non-U.S.	841	7		23	(9)	(10)		852	–
Government
- non-U.S.	115	–		5	–	–		120	–
U.S. government and
federal agency	–	–		–	–	–		–	–
Retained interests	41	1		1	(2)	–		41	–
Equity
Available-for-sale	15	–		1	–	–		16	–
Trading	–	–		–	–	–		–	–
Derivatives(d)(e)	224	51		12	(37)	148		398	47
Other	419	4		22	(3)	–		442	–
Total	$5,080	$74		$116	$381	$124		$5,775	$47

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $34 million not reflected in the fair value hierarchy table.

(e)	Gains included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(28)

Changes in Level 3 Instruments for the Nine Months Ended September 30, 2011

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		September 30,	September 30,
	2011	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$1,697	$63		$(154)	$507	$(180)	$(31)	$120		$(2)		$2,020	$–
State and municipal	182	–		(3)	4	–	(8)	–		(131)		44	–
Residential
mortgage-backed	45	–		–	–	–	–	–		(18)		27	–
Commercial
mortgage-backed	48	–		–	–	–	–	–		(48)		–	–
Asset-backed	2,496	(3)		(8)	1,049	(166)	(10)	–		(498)		2,860	–
Corporate – non-U.S.	961	(32)		18	12	(31)	(39)	71		(4)		956	–
Government
– non-U.S.	128	(17)		(15)	27	–	(13)	107		(140)		77	–
U.S. government and
federal agency	–	–		–	–	–	–	–		–		–	–
Retained interests	39	(19)		24	1	(4)	(4)	–		–		37	–
Equity
Available-for-sale	18	–		(1)	–	–	–	2		(3)		16
Trading	–	–		–	–	–	–	–		–		–	–
Derivatives(d)(e)	227	86		4	2	–	(191)	–		6		134	67
Other	450	2		14	145	(95)	(6)	–		–		510	–
Total	$6,291	$80		$(121)	$1,747	$(476)	$(302)	$300		$(838)		$6,681	$67

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $3 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(29)

Changes in Level 3 Instruments for the Nine Months Ended September 30, 2010

(In millions)					Net realized/					Net change
					unrealized					in unrealized
					gains (losses)					gains (losses)
			Net realized/		included in					relating to
			unrealized		accumulated	Purchases,	Transfers			instruments
	Balance at		gains(losses)		other	sales	in and/or		Balance at	still held at
	January 1,		included in		comprehensive	and	out of		September 30,	September 30,
	2010	(a)	earnings	(b)	income	settlements	Level 3	(c)	2010	2010	(d)

Investment securities
Debt
U.S. corporate	$1,642		$29		$129	$(137)	$(1)		$1,662	$–
State and municipal	173		–		21	(13)	–		181	–
Residential
mortgage-backed	44		–		8	–	(10)		42	–
Commercial
mortgage-backed	1,034		30		(3)	(1,013)	–		48	–
Asset-backed	1,475		5		25	570	(102)		1,973	–
Corporate - non-U.S.	948		2		(51)	179	(226)		852	–
Government
- non-U.S.	138		–		(18)	–	–		120	–
U.S. government and
federal agency	–		–		–	–	–		–	–
Retained interests	45		–		3	(7)	–		41	–
Equity
Available-for-sale	17		–		(1)	–	–		16	–
Trading	–		–		–	–	–		–	–
Derivatives(e)(f)	205		168		10	(84)	99		398	95
Other	480		4		(44)	2	–		442	3
Total	$6,201		$238		$79	$(503)	$(240)		$5,775	$98

(a)	Included an increase of $1,015 million in debt securities, a reduction in retained interests of $8,782 million and a reduction in derivatives of $37 million related to adoption of ASU 2009-16 & 17.

(b)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

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

(30)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at September 30, 2011 and December 31, 2010. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during		Remeasured during
	the nine months ended		the year ended
	September 30, 2011		December 31, 2010
(In millions)	Level 2	Level 3	Level 2	Level 3	(b)

Financing receivables and loans held for sale	$5	$6,278	$35	$6,833
Cost and equity method investments(a)	–	441	–	378
Long-lived assets, including real estate	1,124	3,243	1,023	5,809
Total	$1,129	$9,962	$1,058	$13,020

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $82 million and $296 million at September 30, 2011 and December 31, 2010, respectively.

(b)	During 2010, our retained investment in Regency, a formerly consolidated subsidiary, was remeasured to a Level 1 fair value of $549 million.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Financing receivables and loans held for sale	$(265)	$(512)	$(756)	$(1,519)
Cost and equity method investments(a)	(84)	(44)	(254)	(117)
Long-lived assets, including real estate(b)	(366)	(867)	(1,266)	(2,184)
Retained investments in formerly consolidated subsidiaries	–	–	–	109
Total	$(715)	$(1,423)	$(2,276)	$(3,711)

(a)
Includes fair value adjustments associated with private equity and real estate funds of $(3) million and $(14) million in the three months ended September 30, 2011 and 2010, respectively, and $(16) million and $(40) million in the nine months ended September 30, 2011 and 2010, respectively.

(b)
Includes impairments related to real estate equity properties and investments recorded in operating and administrative expenses of $223 million and $492 million in the three months ended September 30, 2011 and 2010, respectively, and $999 million and $1,595 million in the nine months ended September 30, 2011 and 2010, respectively.

(31)

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

	At
	September 30, 2011			December 31, 2010
		Assets (liabilities)			Assets (liabilities)
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
(In millions)	amount	amount (net)	fair value	amount	amount (net)	fair value

Assets
Loans	(a)	$254,217	$253,404	(a)	$268,239	$264,550
Other commercial mortgages	(a)	129	129	(a)	91	91
Loans held for sale	(a)	262	262	(a)	287	287
Other financial instruments(c)	(a)	2,525	3,023	(a)	2,082	2,490
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(451,602)	(452,974)	(a)	(465,308)	(477,425)
Guaranteed investment contracts	(a)	(4,624)	(4,637)	(a)	(5,502)	(5,524)
Insurance - credit life(e)	$1,934	(105)	(88)	$1,812	(102)	(68)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 6.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2011 and December 31, 2010 would have been reduced by $9,540 million and $4,298 million, respectively.

(e)	Net of reinsurance of $2,800 million at both September 30, 2011 and December 31, 2010.

Loan Commitments

	Notional amount at
	September 30,	December 31,
(In millions)	2011	2010

Ordinary course of business lending commitments(a)	$2,872	$3,584
Unused revolving credit lines(b)
Commercial(c)	17,858	21,338
Consumer - principally credit cards	254,891	227,006

(a)	Excluded investment commitments of $1,941 million and $1,990 million as of September 30, 2011 and December 31, 2010, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $11,856 million and $11,840 million as of September 30, 2011 and December 31, 2010, respectively.

(c)
Included commitments of $13,114 million and $16,243 million as of September 30, 2011 and December 31, 2010, respectively, associated with secured financing arrangements that could have increased to a maximum of $16,623 million and $20,268 million at September 30, 2011 and December 31, 2010, respectively, based on asset volume under the arrangement.

(32)

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $297,000 million, approximately 98% or $291,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At
	September 30, 2011		December 31, 2010
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$9,206	$1,133	$5,885	$2,674
Currency exchange contracts	4,387	2,858	2,915	2,402
Other contracts	–	–	–	–
	13,593	3,991	8,800	5,076
Derivatives not accounted for as hedges
Interest rate contracts	329	283	294	551
Currency exchange contracts	1,553	570	1,281	653
Other contracts	82	25	274	50
	1,964	878	1,849	1,254
Netting adjustments(a)	(3,120)	(3,106)	(3,644)	(3,635)

Total	$12,437	$1,763	$7,005	$2,695

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At September 30, 2011 and December 31, 2010, the cumulative adjustment for non-performance risk was a loss of $14 million and $9 million, respectively.

(33)

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest along with offsetting adjustments to the carrying amount of the hedged debt. The following tables provide information about the earnings effects of our fair value hedging relationships for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three months ended
	September 30, 2011		September 30, 2010
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$5,735	$(5,863)	$1,862	$(2,048)
Currency exchange contracts	64	(74)	57	(60)

Fair value hedges resulted in $(138) million and $(189) million of ineffectiveness in the three months ended September 30, 2011 and 2010, respectively. In both the three months ended September 30, 2011 and 2010, there were insignificant amounts excluded from the assessment of effectiveness.

	Nine months ended
	September 30, 2011		September 30, 2010
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$5,297	$(5,626)	$5,673	$(6,178)
Currency exchange contracts	103	(121)	48	(59)

Fair value hedges resulted in $(347) million and $(516) million of ineffectiveness in the nine months ended September 30, 2011 and 2010, respectively. In both the nine months ended September 30, 2011 and 2010, there were insignificant amounts excluded from the assessment of effectiveness.

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

(34)

The following tables provide information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest, when reclassified out of AOCI, for the three and nine months ended September 30, 2011 and 2010.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended		for the three months ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2011	2010	2011	2010

Cash flow hedges
Interest rate contracts	$(256)	$(250)	$(178)	$(296)
Currency exchange contracts	(583)	627	(570)	(34)
Commodity contracts	–	–	–	969
Total	$(839)	$377	$(748)	$639

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the nine months ended		for the nine months ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2011	2010	2011	2010

Cash flow hedges
Interest rate contracts	$(378)	$(736)	$(657)	$(1,070)
Currency exchange contracts	79	(790)	294	(123)
Commodity contracts	–	5	–	(519)
Total	$(299)	$(1,521)	$(363)	$(1,712)

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was $2,054 million at September 30, 2011. We expect to transfer $643 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the three and nine months ended September 30, 2011 and 2010, we recognized insignificant gains and losses, respectively, related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2011 and 2010, the maximum term of derivative instruments that hedge forecasted transactions was 1 year and 2 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in revenues from services and totaled $56 million and $12 million in the three months ended September 30, 2011 and 2010, respectively, and $68 million and $(15) million in the nine months ended September 30, 2011 and 2010, respectively.

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

(35)

The following tables provide information about the amounts recorded in AOCI for the three and nine months ended September 30, 2011 and 2010, as well as the gain (loss) recorded in revenues from services when reclassified out of AOCI.

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	three months ended September 30,		three months ended September 30,
(In millions)	2011	2010	2011	2010

Net investment hedges
Currency exchange contracts	$1,924	$(3,184)	$(15)	$18

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	nine months ended September 30,		nine months ended September 30,
(In millions)	2011	2010	2011	2010

Net investment hedges
Currency exchange contracts	$(1,448)	$(939)	$(713)	$(12)

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(384) million and $(204) million for the three months ended September 30, 2011 and 2010, respectively, and $(1,041) million and $(616) million for the nine months ended September 30, 2011 and 2010, respectively, and are recorded in interest.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains for the nine months ended September 30, 2011 on derivatives not designated as hedges were $86 million comprised of amounts related to interest rate contracts of $52 million, currency exchange contracts of $9 million, and other derivatives of $25 million. These gains more than offset the earnings effects from the underlying items that were economically hedged. Losses for the nine months ended September 30, 2010 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $(661) million comprised of amounts related to interest rate contracts of $190 million, currency exchange contracts of $(832) million, and other derivatives of $(19) million.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At September 30, 2011, our exposure to counterparties, including interest due, net of collateral we hold, was $1,005 million. The fair value of such collateral was $16,032 million, of which $3,504 million was cash and $12,528 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,184 million at September 30, 2011.

(36)

Additionally, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability of $1,763 million subject to these provisions, after consideration of collateral posted by us and outstanding interest payments, was $775 million at September 30, 2011.

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

On July 1, 2011, we adopted FASB ASU 2011-02, an amendment to ASC 310, Receivables.  ASU 2011-02 provides guidance for determining whether a restructuring of a debt constitutes a TDR. ASU 2011-02 requires that a restructuring be classified as a TDR when it is both a concession and the debtor is experiencing financial difficulties. The amendment also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession. The amendment applies to restructurings that have occurred subsequent to January 1, 2011. As a result of adopting these amendments on July 1, 2011, we have classified an additional $271 million of financing receivables as TDRs and have recorded an increase of $77 million to our allowance for losses on financing receivables.

Our loss mitigation strategy intends to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR.

(37)

We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios and include short-term (three months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract and are not classified as TDRs. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs.

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

(38)

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

Commercial	Financing receivables at
	September 30,	December 31,
(In millions)	2011	2010

CLL
Americas(a)	$81,072	$88,558
Europe	37,130	37,498
Asia	11,914	11,943
Other(a)	469	664
Total CLL	130,585	138,663

Energy Financial Services	5,977	7,011

GECAS	11,841	12,615

Other	1,388	1,788

Total Commercial financing receivables, before allowance for losses	$149,791	$160,077

Non-impaired financing receivables	$143,974	$154,257
General reserves	817	1,014

Impaired loans	5,817	5,820
Specific reserves	829	1,031

(a)
During the third quarter of 2011, we transferred our Railcar lending and leasing portfolio from CLL Other to CLL Americas. Prior-period amounts were reclassified to conform to the current-period presentation.

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

	At
Commercial	September 30, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.1%	0.7%	1.2%	0.8%
Europe	4.0	2.3	4.2	2.3
Asia	1.7	1.1	2.2	1.4
Other	0.6	0.6	2.4	1.2
Total CLL	2.0	1.2	2.1	1.3

Energy Financial Services	0.3	0.3	0.9	0.8

GECAS	0.4	–	–	–

Other	4.3	4.0	5.8	5.5

Total	1.8	1.1	2.0	1.2

(39)

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $4,867 million and $5,463 million of nonaccrual financing receivables at September 30, 2011 and December 31, 2010, respectively, $1,243 million and $1,016 million are currently paying in accordance with their contractual terms, respectively.

Commercial	Nonaccrual financing		Nonearning financing
	receivables at		receivables at
	September 30,	December 31,	September 30,	December 31,
(Dollars in millions)	2011	2010	2011	2010

CLL
Americas	$2,553	$3,208	$1,967	$2,573
Europe	1,599	1,415	1,086	1,241
Asia	379	616	230	406
Other	16	7	16	6
Total CLL	4,547	5,246	3,299	4,226

Energy Financial Services	135	78	135	62

GECAS	62	–	62	–

Other	123	139	71	102
Total	$4,867	$5,463	$3,567	$4,390

Allowance for losses percentage	33.8%	37.4%	46.1%	46.6%

(40)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

Commercial(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment in
(In millions)	in loans	balance	loans	in loans	balance	allowance	loans

September 30, 2011

CLL
Americas	$2,136	$2,104	$2,126	$1,433	$1,571	$439	$1,494
Europe	1,103	1,036	1,016	561	539	260	570
Asia	59	50	97	139	107	71	228
Other	–	–	3	12	12	3	3
Total CLL	3,298	3,190	3,242	2,145	2,229	773	2,295
Energy Financial Services	4	4	24	131	132	19	104
GECAS	88	88	67	3	3	2	14
Other	63	63	68	85	84	35	103
Total	$3,453	$3,345	$3,401	$2,364	$2,448	$829	$2,516

December 31, 2010

CLL
Americas	$2,030	$2,127	$1,547	$1,699	$1,744	$589	$1,754
Europe	802	674	629	566	566	267	563
Asia	119	117	117	338	303	132	334
Other	–	–	9	–	–	–	–
Total CLL	2,951	2,918	2,302	2,603	2,613	988	2,651
Energy Financial Services	54	61	76	24	24	6	70
GECAS	24	24	50	–	–	–	31
Other	58	57	30	106	99	37	82
Total	$3,087	$3,060	$2,458	$2,733	$2,736	$1,031	$2,834

(a)
We recognized $133 million, $88 million and $49 million of interest income for the nine months ended September 30, 2011, the year ended December 31, 2010 and the nine months ended September 30, 2010, respectively, principally on a cash basis. A substantial majority of this amount was related to income recognized in our CLL Americas business. The total average investment in impaired loans for the nine months ended September 30, 2010, was $5,172 million.

Impaired loans classified as TDRs in our CLL business were $3,620 million and $2,911 million at September 30, 2011, and December 31, 2010, respectively, and were primarily attributable to CLL Americas ($2,691 million and $2,347 million, respectively). For the nine months ended September 30, 2011, we modified $1,408 million of loans classified as TDRs, primarily in CLL Americas ($810 million) and CLL EMEA ($521 million). Changes to these loans primarily included debt to equity exchange, extensions, interest only payment periods and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our modifications classified as TDRs in the last nine months, $41 million have subsequently experienced a payment default.

(41)

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

(42)

Commercial	Secured
(In millions)	A	B	C	Total

September 30, 2011

CLL
Americas(a)	$73,994	$2,688	$4,390	$81,072
Europe	33,731	734	1,323	35,788
Asia	10,851	159	711	11,721
Other(a)	371	25	73	469
Total CLL	118,947	3,606	6,497	129,050

Energy Financial Services	5,763	196	18	5,977

GECAS	11,360	439	42	11,841

Other	1,388	–	–	1,388
Total	$137,458	$4,241	$6,557	$148,256

December 31, 2010

CLL
Americas(a)	$78,939	$4,103	$5,516	$88,558
Europe	33,642	840	1,262	35,744
Asia	10,777	199	766	11,742
Other(a)	544	66	54	664
Total CLL	123,902	5,208	7,598	136,708

Energy Financial Services	6,775	183	53	7,011

GECAS	11,034	1,193	388	12,615

Other	1,788	–	–	1,788
Total	$143,499	$6,584	$8,039	$158,122

(a)
During the third quarter of 2011, we transferred our Railcar lending and leasing portfolio from CLL Other to CLL Americas. Prior-period amounts were reclassified to conform to the current-period presentation.

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

Substantially all of our unsecured Commercial financing receivables portfolio is attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At September 30, 2011 and December 31, 2010, these financing receivables included $258 million and $208 million rated A, $680 million and $964 million rated B, and $597 million and $783 million rated C, respectively.

(43)

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

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

Real Estate	Financing receivables at
	September 30,	December 31,
(In millions)	2011	2010

Debt	$25,748	$30,249
Business Properties	8,630	9,962

Total Real Estate financing receivables, before allowance for losses	$34,378	$40,211

Non-impaired financing receivables	$25,021	$30,394
General reserves	281	338

Impaired loans	9,357	9,817
Specific reserves	860	1,150

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

	At
Real Estate	September 30, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Debt	4.3%	3.6%	4.3%	4.1%
Business Properties	3.8	3.6	4.6	3.9
Total	4.2	3.6	4.4	4.0

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $7,285 million and $9,719 million of nonaccrual financing receivables at September 30, 2011 and December 31, 2010, respectively, $5,821 million and $7,888 million are currently paying in accordance with their contractual terms, respectively.

Real Estate	Nonaccrual financing		Nonearning financing
	receivables at		receivables at
	September 30,	December 31,	September 30,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Debt	$6,648	$9,039	$714	$961
Business Properties	637	680	314	386
Total	$7,285	$9,719	$1,028	$1,347

Allowance for losses percentage	15.7%	15.3%	111.0%	110.5%

(44)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

Real Estate(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

September 30, 2011

Debt	$3,759	$3,822	$3,571	$4,922	$4,918	$737	$5,654
Business Properties	237	237	211	439	525	123	475
Total	$3,996	$4,059	$3,782	$5,361	$5,443	$860	$6,129

December 31, 2010

Debt	$2,814	$2,873	$1,598	$6,323	$6,498	$1,007	$6,116
Business Properties	191	213	141	489	476	143	382
Total	$3,005	$3,086	$1,739	$6,812	$6,974	$1,150	$6,498

(a)
We recognized $309 million, $189 million and $200 million of interest income for the nine months ended September 30, 2011, the year ended December 31, 2010 and the nine months ended September 30, 2010, respectively, principally on a cash basis. A substantial majority of this amount was related to our Real Estate-Debt portfolio. The total average investment in impaired loans for the nine months ended September 30, 2010 was $7,842 million.

Real Estate TDRs increased from $4,866 million at December 31, 2010 to $6,730 million at September 30, 2011, primarily driven by loans scheduled to mature during 2011, some of which were modified during 2011 and classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the nine months ended September 30, 2011, we modified $2,978 million of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our modifications classified as TDRs in the last nine months, $196 million have subsequently experienced a payment default.

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

	Loan-to-value ratio at
	September 30, 2011			December 31, 2010
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$14,588	$5,053	$6,107	$12,362	$9,392	$8,495

	Internal Risk Rating at
	September 30, 2011			December 31, 2010
(In millions)	A	B	C	A	B	C

Business Properties	$8,048	$103	$479	$8,746	$437	$779

(45)

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

CONSUMER

Our Consumer portfolio is largely non-U.S. and primarily comprises residential mortgage, sales finance, and auto and personal loans in various European and Asian countries. At September 30, 2011, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 51 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 63% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 37% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

Consumer	Financing receivables at
	September 30,	December 31,
(In millions)	2011	2010

Non-U.S. residential mortgages	$38,708	$40,011
Non-U.S. installment and revolving credit	19,801	20,132
U.S. installment and revolving credit	43,249	43,974
Non-U.S. auto	6,462	7,558
Other	8,017	8,304
Total Consumer financing receivables, before allowance for losses	$116,237	$119,979

Non-impaired financing receivables	$113,144	$117,431
General reserves	3,161	3,945

Impaired loans	3,093	2,548
Specific reserves	721	555

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

	At
Consumer	September 30, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	13.6%	8.9%	13.7%	8.8%
Non-U.S. installment and revolving credit	4.2	1.3	4.5	1.3
U.S. installment and revolving credit	5.1	2.1	6.2	2.8
Non-U.S. auto	3.2	0.5	3.3	0.6
Other	3.7	2.0	4.2	2.3
Total	7.6	4.1	8.1	4.4

(a)	Included $42 million and $65 million of loans at September 30, 2011 and December 31, 2010, respectively, which are over 90 days past due and accruing interest.

(46)

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

	Nonaccrual financing		Nonearning financing
Consumer	receivables at		receivables at
	September 30,	December 31,	September 30,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Non-U.S. residential mortgages	$3,753	$3,986	$3,619	$3,738
Non-U.S. installment and revolving credit	347	302	299	289
U.S. installment and revolving credit	882	1,201	882	1,201
Non-U.S. auto	35	46	35	46
Other	491	600	441	478
Total	$5,508	$6,135	$5,276	$5,752

Allowance for losses percentage	70.5%	73.3%	73.6%	78.2%

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $3,093 million (with an unpaid principal balance of $2,662 million) and comprised $50 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $3,043 million with a specific allowance of $721 million at September 30, 2011. The impaired loans with a specific allowance included $370 million with a specific allowance of $95 million in our Consumer–Other portfolio and $2,673 million with a specific allowance of $626 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,246 million and $2,262 million, respectively, at September 30, 2011. We recognized $101 million, $114 million and $79 million of interest income for the nine months ended September 30, 2011, the year ended December 31, 2010 and the nine months ended September 30, 2010, respectively, principally on a cash basis. A substantial majority of this amount related to income recognized in our Consumer–U.S. installment and revolving credit portfolio. The total average investment in impaired loans for the nine months ended September 30, 2010 was $1,874 million.

Impaired loans classified as TDRs in our Consumer business were $2,914 million and $2,256 million at September 30, 2011, and December 31, 2010, respectively.  We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the nine months ended September 30, 2011, we modified $1,510 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $730 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and approximately $780 million of credit card loans in the U.S. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. For loans modified as TDRs in the last nine months, $184 million have subsequently experienced a payment default, primarily in our U.S. credit card and non-U.S. residential mortgage portfolios.

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

(47)

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

	Loan-to-value ratio at
	September 30, 2011			December 31, 2010
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$21,921	$6,580	$10,207	$22,403	$7,023	$10,585

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 85% and 57%, respectively. We have third-party mortgage insurance for approximately 67% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at September 30, 2011. Such loans were primarily originated in the U.K. and France.

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

	Internal ratings translated to approximate credit bureau equivalent score at
	September 30, 2011			December 31, 2010
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S. installment and
revolving credit	$10,429	$5,185	$4,187	$10,192	$5,749	$4,191
U.S. installment and
revolving credit	26,912	8,743	7,594	25,940	8,846	9,188
Non-U.S. auto	4,425	1,256	781	5,379	1,330	849

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at September 30, 2011, 94% relate to installment and revolving credit accounts. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At September 30, 2011, Consumer – Other financing receivables of $6,027 million, $759 million and $1,231 million were rated A, B, and C, respectively. At December 31, 2010, Consumer – Other financing receivables of $6,415 million, $822 million and $1,067 million were rated A, B, and C, respectively.

(48)

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

(49)

		Consolidated Securitization Entities (a)

		Credit			Trade
(In millions)	Trinity(b)	Cards(c)	Equipment(d)	Real Estate	Receivables	Other(d)	Total

September 30, 2011
Assets(e)
Financing receivables, net	$–	$17,272	$10,217	$3,764	$2,722	$3,006	$36,981
Investment securities	4,624	–	–	–	–	–	4,624
Other assets	352	18	251	213	–	1,780	2,614
Total	$4,976	$17,290	$10,468	$3,977	$2,722	$4,786	$44,219

Liabilities(e)
Borrowings	$–	$–	$137	$25	$–	$823	$985
Non-recourse borrowings	–	12,934	8,236	3,882	2,449	1,021	28,522
Other liabilities	4,920	54	30	3	360	290	5,657
Total	$4,920	$12,988	$8,403	$3,910	$2,809	$2,134	$35,164

December 31, 2010
Assets(e)
Financing receivables, net	$–	$20,570	$9,431	$4,233	$1,882	$3,356	$39,472
Investment securities	5,706	–	–	–	–	–	5,706
Other assets	283	17	234	209	99	2,047	2,889
Total	$5,989	$20,587	$9,665	$4,442	$1,981	$5,403	$48,067

Liabilities(e)
Borrowings	$–	$–	$184	$25	$–	$906	$1,115
Non-recourse borrowings	–	12,824	8,091	4,294	2,970	1,265	29,444
Other liabilities	5,690	132	8	4	–	243	6,077
Total	$5,690	$12,956	$8,283	$4,323	$2,970	$2,414	$36,636

(a)
Includes entities consolidated on January 1, 2010 by the initial application of ASU 2009-16 & 17. On January 1, 2010, we consolidated financing receivables of $39,463 million and investment securities of $1,015 million and non-recourse borrowings of $36,112 million. At September 30, 2011, financing receivables of $29,155 million and non-recourse borrowings of $23,850 million remained outstanding in respect of those entities.

(b)	Contractual credit and liquidity support provided to those entities was $1,363 million at September 30, 2011 and $1,508 million at December 31, 2010.

(c)
In February 2011, the capital structure of one of our consolidated credit card securitization entities changed and it is now consolidated under the voting interest model and accordingly is no longer reported in the table above. The entity’s assets and liabilities at December 31, 2010 were $2,875 million and $525 million, respectively.

(d)
In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who funded the purchase of securitized or participated interests in assets. We have not entered into additional arrangements since that date. Liquidity and credit support was $907 million at September 30, 2011 and $936 million at December 31, 2010.

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

Revenues from services from our consolidated VIEs were $1,426 million and $1,535 million in the three months ended September 30, 2011 and 2010, respectively, and $4,311 million and $5,112 million in the nine months ended September 30, 2011 and 2010, respectively. Related expenses consisted primarily of provisions for losses of $332 million and $460 million in the three months ended September 30, 2011 and 2010, respectively, and $882 million and $1,207 million in the nine months ended September 30, 2011 and 2010, respectively, and interest of $143 million and $176 million in the three months ended September 30, 2011 and 2010, respectively, and $450 million and $591 million in the nine months ended September 30, 2011 and 2010, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECS and the VIEs, which are eliminated in consolidation.

(50)

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

The largest unconsolidated VIE with which we are involved is Penske Truck Leasing (PTL), a joint venture and limited partnership formed in 1988 between Penske Truck Leasing Corporation (PTLC) and GE. PTLC is the sole general partner of PTL and an indirect wholly-owned subsidiary of Penske Corporation. PTL is engaged in truck leasing and support services, including full-service leasing, dedicated logistics support and contract maintenance programs, as well as rental operations serving commercial and consumer customers. At September 30, 2011, our investment of $6,717 million primarily comprised a 49.9% partnership interest of $864 million and loans and advances of $5,817 million. GECC continues to provide loans under long-term revolving credit and letter of credit facilities to PTL.

Other significant exposures to unconsolidated VIEs at September 30, 2011  include investments in real estate entities ($1,920 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; debt investment fund ($2,715 million); and exposures to joint ventures that purchase factored receivables ($2,617 million). The vast majority of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at September 30, 2011 and December 31, 2010 follow.

	At
	September 30, 2011			December 31, 2010
(In millions)	PTL	All other	Total	PTL	All other	Total

Other assets and investment
securities	$6,717	$5,440	$12,157	$5,790	$4,580	$10,370
Financing receivables – net	–	1,905	1,905	–	2,240	2,240
Total investments	6,717	7,345	14,062	5,790	6,820	12,610
Contractual obligations to fund
investments or guarantees	600	2,961	3,561	600	1,981	2,581
Revolving lines of credit	1,615	106	1,721	2,431	–	2,431
Total	$8,932	$10,412	$19,344	$8,821	$8,801	$17,622

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

(51)

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations attributable to GECC simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our condensed, consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview

Revenues of $11.1 billion for the third quarter of 2011 increased slightly from the third quarter of 2010. Revenues included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues for the quarter also increased as a result of the weaker U.S. dollar and higher gains, partially offset by reduced revenues from lower asset balances. Earnings were $1.5 billion, up from $0.8 billion in the third quarter of 2010.

Revenues for the first nine months of 2011 were $35.0 billion, a $0.3 billion (1%) increase from the first nine months of 2010. Revenues for the nine months ended September 30, 2011 and 2010 included $0.2 billion and an insignificant amount, respectively, from acquisitions and were increased by an insignificant amount and reduced by $0.9 billion, respectively, as a result of dispositions. Revenues for the first nine months of 2011 also increased as a result of the weaker U.S. dollar, organic revenue growth including the gain on sale of a substantial portion of our Garanti Bank equity investment (Garanti Bank transaction), and higher gains and investment income, partially offset by reduced revenues from lower asset balances. Organic revenue excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $4.9 billion, up from $2.1 billion in the first nine months of 2010.

Overall, acquisitions contributed $0.1 billion and an insignificant amount to total revenues in the third quarters of 2011 and 2010, respectively. Our earnings in both the third quarters of 2011 and 2010 included an insignificant amount from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.1 billion and $0.3 billion in the third quarters of 2011 and 2010, respectively. The effects of dispositions on earnings were $0.1 billion and an insignificant amount in the third quarters of 2011 and 2010, respectively.

Overall, acquisitions contributed $0.2 billion to total revenues in both the first nine months of 2011 and 2010, respectively. Our earnings in both the first nine months of 2011 and 2010 included $0.1 billion from acquired businesses. Dispositions also affected our operations through lower revenues of $0.8 billion and $1.4 billion in the first nine months of 2011 and 2010, respectively. The effects of dispositions on earnings were an insignificant amount in both the first nine months of 2011 and 2010.

We recorded an adjustment in discontinued operations of $1.1 billion and $1.7 billion in the third quarter and the first nine months of 2010, respectively, of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan. Additional information about the disposition of GE Money Japan is provided in Note 2 to the condensed, consolidated financial statements.

During the first nine months of 2011, GE Capital provided approximately $76 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $62 billion of credit to approximately 51 million U.S. consumers. GE Capital provided credit to approximately 12,500 new commercial customers and 27,600 new small businesses in the U.S. during the first nine months of 2011 and ended the period with outstanding credit to more than 288,000 commercial customers and 188,000 small businesses through retail programs in the U.S.

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

(52)

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

The provision for income taxes was an expense of $0.1 billion for the third quarter of 2011 (an effective tax rate of 4.2%), compared with $0.4 billion benefit for the third quarter of 2010 (a negative effective tax rate of 77.9%). The third quarter 2010 tax benefit when compared to the third quarter 2010 pre-tax income results in a negative rate for that period. The tax expense increased in the third quarter 2011 by $0.4 billion primarily from the $1.1 billion increase in pre-tax income earned principally in higher tax jurisdictions.

The provision for income taxes was an expense of $0.9 billion for the first nine months of 2011 (an effective tax rate of 15.1%), compared with $0.8 billion benefit for the first nine months of 2010 (a negative effective tax rate of 63.6%). The first nine months of 2010 tax benefit when compared to the first nine months of 2010 pre-tax income results in a negative rate for that period. The tax expense increased in the first nine months of 2011 by $1.7 billion primarily from the $4.6 billion increase in pre-tax income earned principally in higher tax jurisdictions.

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

(53)

CLL

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Revenues	$4,512	$4,551	$13,786	$13,651

Segment profit	$688	$443	$1,943	$987

		At
		September 30,	December 31,	September 30,
(In millions)		2011	2010	2010

Total assets		$195,257	$202,650	$203,634

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Revenues
Americas	$2,624	$2,636	$8,082	$7,842
Europe	940	971	2,914	3,102
Asia	585	545	1,686	1,604
Other	363	399	1,104	1,103

Segment profit
Americas	$547	$345	$1,548	$861
Europe	104	117	319	287
Asia	68	34	140	120
Other	(31)	(53)	(64)	(281)

		At
		September 30,	December 31,	September 30,
(In millions)		2011	2010	2010

Total assets
Americas(a)		$114,023	$119,809	$121,600
Europe		47,738	50,026	49,081
Asia		18,292	18,269	18,232
Other(a)		15,204	14,546	14,721

(a)
During the third quarter of 2011, we transferred our Railcar lending and leasing portfolio from CLL Other to CLL Americas. Prior-period amounts were reclassified to conform to the current-period presentation.

CLL revenues decreased 1% and net earnings increased 55% in the third quarter of 2011. Revenues for the quarter decreased as a result of organic revenue declines ($0.2 billion), primarily due to lower assets, partially offset by the weaker U.S. dollar ($0.2 billion). Net earnings increased in the third quarter of 2011, reflecting lower provisions for losses on financing receivables ($0.1 billion).

CLL revenues increased 1% and net earnings increased 97% in the first nine months of 2011. Revenues increased as a result of higher gains and investment income ($0.5 billion) and the weaker U.S. dollar ($0.4 billion), partially offset by organic revenue declines ($0.8 billion), primarily due to lower assets. Net earnings increased in the first nine months of 2011, reflecting lower provisions for losses on financing receivables ($0.5 billion), higher gains and investment income ($0.3 billion) and lower impairments ($0.1 billion).

(54)

Consumer

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Revenues	$4,032	$4,097	$13,035	$12,840

Segment profit	$737	$773	$2,976	$1,977

		At
		September 30,	December 31,	September 30,
(In millions)		2011	2010	2010

Total assets		$141,074	$147,327	$146,140

Consumer revenues decreased 2% and net earnings decreased 5% in the third quarter of 2011. Revenues included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues for the third quarter also decreased $0.1 billion as a result of organic revenue declines ($0.3 billion), primarily due to lower assets, partially offset by the weaker U.S. dollar ($0.3 billion). The decrease in net earnings resulted primarily from lower Garanti results ($0.1 billion), and core decreases ($0.1 billion), partially offset by lower provisions for losses on financing receivables ($0.1 billion).

Consumer revenues increased 2% and net earnings increased 51% in the first nine months of 2011. Revenues included $0.2 billion from acquisitions and were reduced by $0.2 billion as a result of dispositions. Revenues for the first nine months also increased $0.2 billion as a result of the gain on the Garanti Bank transaction ($0.7 billion), the weaker U.S. dollar ($0.5 billion) and higher gains ($0.1 billion), partially offset by organic revenue declines ($1.0 billion), primarily due to lower assets. The increase in net earnings resulted primarily from lower provisions for losses on financing receivables ($0.9 billion) and the gain on the Garanti Bank transaction ($0.3 billion), partially offset by lower Garanti results ($0.2 billion), and core decreases ($0.2 billion).

Real Estate

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Revenues	$935	$953	$2,834	$2,888

Segment profit	$(82)	$(405)	$(775)	$(1,332)

		At
		September 30,	December 31,	September 30,
(In millions)		2011	2010	2010

Total assets		$64,449	$72,630	$75,227

Real Estate revenues decreased 2% and net earnings increased 80% in the third quarter of 2011. Real Estate net earnings increased as a result of lower impairments ($0.2 billion) and a decrease in provisions for losses on financing receivables ($0.2 billion). Depreciation expense on real estate equity investments totaled $0.2 billion and $0.3 billion in the third quarters of 2011 and 2010, respectively.

Real Estate revenues decreased 2% and net earnings increased 42% in the first nine months of 2011. Revenues decreased as a result of organic revenue declines. Real Estate net earnings increased compared with the first nine months of 2010, as a decrease in provisions for losses on financing receivables ($0.5 billion) and lower impairments ($0.4 billion) were partially offset by core declines ($0.3 billion). Depreciation expense on real estate equity investments totaled $0.7 billion and $0.8 billion in the first nine months of 2011 and 2010, respectively.

(55)

Energy Financial Services

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Revenues	$221	$291	$931	$1,677

Segment profit	$79	$55	$330	$334

		At
		September 30,	December 31,	September 30,
(In millions)		2011	2010	2010

Total assets		$18,199	$19,549	$19,847

Energy Financial Services revenues decreased 24% and net earnings increased 44% in the third quarter of 2011. Revenues decreased primarily as a result of organic revenue declines and lower gains. The increase in net earnings resulted primarily from core increases, partially offset by lower gains.

Energy Financial Services revenues decreased 44% and net earnings decreased 1% in the first nine months of 2011. Revenues decreased primarily as a result of the deconsolidation of Regency ($0.7 billion) and organic revenue declines ($0.3 billion), primarily from an asset sale in 2010 by an investee. These decreases were partially offset by higher gains ($0.2 billion). The decrease in net earnings resulted primarily from core decreases ($0.1 billion), primarily from an asset sale in 2010 by an investee and the deconsolidation of Regency ($0.1 billion), partially offset by higher gains ($0.1 billion).

GECAS

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Revenues	$1,265	$1,321	$3,917	$3,819

Segment profit	$208	$158	$835	$763

		At
		September 30,	December 31,	September 30,
(In millions)		2011	2010	2010

Total assets		$48,613	$49,106	$48,696

GECAS revenues decreased 4% and net earnings increased 31% in the third quarter of 2011. Revenues for the quarter decreased compared with the third quarter of 2010 as a result of organic revenue declines ($0.1 billion). The increase in net earnings resulted primarily from lower impairments ($0.1 billion), partially offset by core declines.

GECAS revenues increased 3% and net earnings increased 9% in the first nine months of 2011. Revenues for the first nine months increased compared with the first nine months of 2010 as a result of organic revenue growth ($0.1 billion). The increase in net earnings resulted primarily from lower impairments ($0.1 billion).

(56)

Corporate Items and Eliminations

GECC Corporate Items and Eliminations include unallocated Treasury operation expenses for both the third quarters of 2011 and 2010 of $0.1 billion. GECC Corporate Items and Eliminations include unallocated Treasury operations expenses for both the nine months ended September 30, 2011 and 2010 of $0.1 billion. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

GECC Corporate Items and Eliminations include an insignificant amount of unallocated Tax expenses and $0.2 billion of unallocated tax benefits for the third quarter and nine months ended September 30, 2011, respectively. GECC Corporate Items and Eliminations include an insignificant amount and $0.1 billion of unallocated Tax benefits for the third quarter and nine months ended September 30, 2010, respectively.

Certain amounts included in GECC Corporate Items and Eliminations are not allocated to the five operating businesses within the GE Capital segment because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included an insignificant amount in both the third quarters ended September 30, 2011 and 2010, respectively, and $0.1 billion in both the nine months ended September 30, 2011 and 2010, primarily related to restructuring and other charges.

Discontinued Operations

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010

Earnings (loss) from discontinued operations,
net of taxes	$2	$(1,051)	$277	$(1,501)

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

Earnings from discontinued operations, net of taxes, for the third quarter and the first nine months of 2011, primarily reflected a $0.3 billion gain related to the sale of Consumer Singapore, partially offset by the loss on the sale of Australian Home Lending.

Loss from discontinued operations, net of taxes, for the third quarter and the first nine months of 2010, primarily reflected $1.1 billion and $1.7 billion, respectively, of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

(57)

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position for the nine months ended September 30, 2011 resulted from the following:

•	Repayments exceeded new issuances of total borrowings by $28.5 billion and collections on financing receivables exceeded originations by $18.5 billion;

•	Proceeds from sales of businesses, including the sale of a significant portion of our investment in Garanti Bank were $14.9 billion; and

•	The U.S. dollar was weaker for most major currencies at September 30, 2011 than at December 31, 2010, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Our assets were $572.7 billion at September 30, 2011, an $8.4 billion decrease from December 31, 2010, and reflect a reduction of net financing receivables of $18.5 billion, primarily through collections exceeding originations ($12.5 billion), sales ($6.4 billion) and net write-offs ($4.3 billion), partially offset by the weaker U.S. dollar and an increase in derivative assets ($5.4 billion).

Our liabilities decreased $14.7 billion from December 31, 2010 to $492.4 billion at September 30, 2011, and reflect a $28.5 billion net reduction in borrowings, primarily in long-term borrowings and commercial paper, consistent with our overall reduction in assets, partially offset by an increase in deposits and the effects of the weaker U.S. dollar.

Cash Flows

GECC cash and equivalents were $82.4 billion at September 30, 2011, compared with $63.6 billion at September 30, 2010. GECC cash from operating activities totaled $16.0 billion for the nine months ended September 30, 2011, compared with cash from operating activities of $14.8 billion for the same period of 2010. This was primarily due to an increase in accounts payable due to higher volume at CLL.

Consistent with our plan to reduce GECC asset levels, cash from investing activities was $31.5 billion during the nine months ended September 30, 2011, resulting from an $18.5 billion reduction in financing receivables due to collections exceeding originations. We received proceeds of $4.4 billion from the sale of our equity method investments in Garanti Bank ($3.8 billion) and Banco Colpatria ($0.6 billion). Additionally, we received proceeds of $11.1 billion from sales of our Australian Home Lending operations ($4.6 billion), our Consumer businesses in Mexico ($1.9 billion), Canada ($1.4 billion) and Singapore ($0.7 billion), our Consumer RV Marine ($1.8 billion) and our Interpark business in Real Estate ($0.7 billion). These increases are partially offset by an increase in equipment purchases, mainly at our GECAS and CLL businesses.

GECC cash used for financing activities for the nine months ended September 30, 2011 of $25.7 billion related primarily to a $28.5 billion reduction in total borrowings, consisting primarily of reductions in long-term borrowings and commercial paper, partially offset by an increase in deposits at our consumer banks.

Fair Value Measurements

See Note 1 to our 2010 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 10 to the condensed, consolidated financial statements.

At September 30, 2011, the aggregate amount of investments that are measured at fair value through earnings totaled $7.7 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

(58)

C. Financial Services Portfolio Quality

Investment securities comprise investment grade debt securities, including investment securities supporting obligations to holders of guaranteed investment contracts (GICs) in Trinity, and investment securities at our treasury operations. The fair value of investment securities decreased to $17.4 billion at September 30, 2011 from $18.0 billion at December 31, 2010. Of the amount at September 30, 2011, we held debt securities with an estimated fair value of $16.2 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $4.9 billion, $3.7 billion, $1.5 billion and $1.3 billion, respectively. Unrealized losses on debt securities were $1.3 billion and $1.2 billion at September 30, 2011 and December 31, 2010, respectively. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.3 billion, $0.2 billion, $0.3 billion and $0.2 billion, respectively, at September 30, 2011, as compared with $0.1 billion, $0.2 billion, $0.4 billion and $0.2 billion, respectively, at December 31, 2010.

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

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS securities are in a senior position in the capital structure of the deals and more than 65% are agency bonds or insured by Monoline insurers (on which we continue to place reliance). Of our total RMBS portfolio at September 30, 2011 and December 31, 2010, approximately $0.5 billion and $0.7 billion, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 72% have been subsequently downgraded to below investment grade.

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

Our ABS portfolio is collateralized by a variety of diversified pools of assets such as student loans and credit cards, as well as large senior secured loans of high-quality, middle-market companies in a variety of industries. The vast majority of our ABS are in a senior position in the capital structure of the deals. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

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

(59)

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At September 30, 2011, our investment securities insured by Monolines on which we continue to place reliance were $1.2 billion, including $0.3 billion of our $0.5 billion investment in subprime RMBS. At September 30, 2011, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected credit loss was $0.3 billion.

Total other-than-temporary impairment losses during the third quarter of 2011 were $0.1 billion which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, non-U.S. government securities and RMBS.

Total other-than-temporary impairment losses during the nine months ended September 30, 2011 were $0.3 billion, of which $0.2 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, retained interests, non-U.S. government securities and RMBS.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities and non-U.S. corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at September 30, 2011, is $0.6 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At September 30, 2011, unrealized losses on investment securities totaled $1.3 billion, including $1.1 billion aged 12 months or longer, compared with unrealized losses of $1.2 billion, including $1.0 billion aged 12 months or longer, at December 31, 2010. Of the amount aged 12 months or longer at September 30, 2011, approximately 70% of our debt securities were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.7 billion and $0.2 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at September 30, 2011, the vast majority relate to debt securities held to support obligations to holders of GICs and annuitants and policyholders in our run-off insurance operations. We presently do not intend to sell the vast majority of our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. For additional information, see Note 3 to the condensed, consolidated financial statements.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our consumer portfolio is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 15% of our total portfolio. Of those, approximately 63% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 37% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

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

(60)

Financing receivables in Europe comprise commercial and consumer loans and leases and are well-diversified across European geographies and customers.  At September 30, 2011, we had financing receivables, net of the related allowance for loan losses, in the United Kingdom ($30.4 billion), France ($19.6 billion), Eastern Europe ($18.7 billion), Switzerland ($5.0 billion), Germany ($4.7 billion), the Netherlands ($2.1 billion) and other countries ($5.1 billion) (excluding the focus countries of Portugal, Italy, Ireland, Greece and Spain).  Financing receivables in these focus countries totaled $10.6 billion at September 30, 2011.  Delinquency experience has been improving in our European commercial and consumer platforms in the aggregate, and we actively monitor and take action to reduce exposures where appropriate. In addition to these financing receivables, we have $33.3 billion in GECS other related financial assets in Europe. Approximately 85% of the financing receivables and other assets are secured by collateral and represent over 700,000 commercial customers.

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

(61)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(In millions)	2011	2010	2011	2010	2011	2010

Commercial
CLL
Americas(a)	$81,072	$88,558	$1,967	$2,573	$995	$1,288
Europe	37,130	37,498	1,086	1,241	403	429
Asia	11,914	11,943	230	406	150	222
Other(a)	469	664	16	6	5	6
Total CLL	130,585	138,663	3,299	4,226	1,553	1,945

Energy
Financial
Services	5,977	7,011	135	62	36	22

GECAS	11,841	12,615	62	–	14	20

Other	1,388	1,788	71	102	43	58
Total
Commercial	149,791	160,077	3,567	4,390	1,646	2,045

Real Estate
Debt(b)	25,748	30,249	714	961	978	1,292
Business
Properties(c)	8,630	9,962	314	386	163	196
Total Real Estate	34,378	40,211	1,028	1,347	1,141	1,488

Consumer
Non-U.S.
residential
mortgages(d)	38,708	40,011	3,619	3,738	779	803
Non-U.S.
installment
and revolving
credit	19,801	20,132	299	289	816	937
U.S. installment
and revolving
credit	43,249	43,974	882	1,201	1,953	2,333
Non-U.S. auto	6,462	7,558	35	46	123	168
Other	8,017	8,304	441	478	211	259
Total Consumer	116,237	119,979	5,276	5,752	3,882	4,500
Total	$300,406	$320,267	$9,871	$11,489	$6,669	$8,033

(a)
During the third quarter of 2011, we transferred our Railcar lending and leasing portfolio from CLL Other to CLL Americas. Prior-period amounts were reclassified to conform to the current-period presentation.

(b)	Financing receivables included $119 million and $218 million of construction loans at September 30, 2011 and December 31, 2010, respectively.

(c)	Our Business Properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

(d)
At September 30, 2011, net of credit insurance, approximately 25% of our secured Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, 79% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 14%, have a loan-to-value ratio at origination of 76% and have re-indexed loan-to-value ratios of 85% and 57%, respectively. At September 30, 2011, 6% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(62)

The portfolio of financing receivables, before allowance for losses, was $300.4 billion at September 30, 2011, and $320.3 billion at December 31, 2010. Financing receivables, before allowance for losses, decreased $19.9 billion from December 31, 2010, primarily as a result of collections exceeding originations ($18.5 billion) (which includes sales) and write-offs ($5.6 billion), partially offset by the weaker U.S. dollar ($4.9 billion) and acquisitions ($3.0 billion).

Related nonearning receivables totaled $9.9 billion (3.3% of outstanding receivables) at September 30, 2011, compared with $11.5 billion (3.6% of outstanding receivables) at December 31, 2010. Nonearning receivables decreased from December 31, 2010, primarily due to write-offs and discounted payoffs in Real Estate, improved performance in Commercial and improvements in our entry rates in Consumer.

The allowance for losses at September 30, 2011 totaled $6.7 billion compared with $8.0 billion at December 31, 2010, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $1.4 billion from December 31, 2010, primarily because provisions were lower than write-offs, net of recoveries by $1.4 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables decreased from 2.5% at December 31, 2010 to 2.2% at September 30, 2011 primarily due to a decrease in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(63)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables at		nonearning financing receivables at		total financing receivables at
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010
Commercial
CLL
Americas	2.4%	2.9%	50.6%	50.1%	1.2%	1.5%
Europe	2.9	3.3	37.1	34.6	1.1	1.1
Asia	1.9	3.4	65.2	54.7	1.3	1.9
Other	3.4	0.9	31.3	100.0	1.1	0.9
Total CLL	2.5	3.0	47.1	46.0	1.2	1.4

Energy Financial Services	2.3	0.9	26.7	35.5	0.6	0.3

GECAS	0.5	–	22.6	–	0.1	0.2

Other	5.1	5.7	60.6	56.9	3.1	3.2

Total Commercial	2.4	2.7	46.1	46.6	1.1	1.3

Real Estate
Debt	2.8	3.2	137.0	134.4	3.8	4.3
Business Properties	3.6	3.9	51.9	50.8	1.9	2.0

Total Real Estate	3.0	3.3	111.0	110.5	3.3	3.7

Consumer
Non-U.S.
residential mortgages	9.3	9.3	21.5	21.5	2.0	2.0
Non-U.S.
installment and
revolving credit	1.5	1.4	272.9	324.2	4.1	4.7
U.S. installment
and revolving credit	2.0	2.7	221.4	194.3	4.5	5.3
Non-U.S. auto	0.5	0.6	351.4	365.2	1.9	2.2
Other	5.5	5.8	47.8	54.2	2.6	3.1

Total Consumer	4.5	4.8	73.6	78.2	3.3	3.8

Total	3.3	3.6	67.6	69.9	2.2	2.5

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $2.0 billion represented 19.9% of total nonearning receivables at September 30, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased slightly from 50.1% at December 31, 2010, to 50.6% at September 30, 2011, reflecting an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 2.9% at December 31, 2010, to 2.4% at September 30, 2011, primarily due to reduced nonearning exposures in our healthcare, media, franchise and inventory financing portfolios, which more than offset deterioration in our corporate aircraft portfolio. Collateral supporting these nonearning financing receivables primarily includes corporate aircraft and assets in the restaurant and hospitality, trucking and industrial equipment industries, and for our leveraged finance business, equity of the underlying businesses.

(64)

CLL – Europe. Nonearning receivables of $1.1 billion represented 11.0% of total nonearning receivables at September 30, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 34.6% at December 31, 2010, to 37.1% at September 30, 2011, due primarily to a reduction in nonearning receivables related to account restructuring in our senior secured and asset-backed lending portfolios and improved delinquency in our equipment finance portfolio. The majority of nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 65.7% at December 31, 2010, to 75.4% at September 30, 2011, for the reasons described above. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.3% at December 31, 2010, to 2.9% at September 30, 2011, as a result of a decrease in nonearning receivables across our equipment finance and asset backed lending portfolios for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our senior secured lending and Interbanca S.p.A businesses, and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.2 billion represented 2.3% of total nonearning receivables at September 30, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 54.7% at December 31, 2010, to 65.2% at September 30, 2011, primarily as a result of collections and write-offs of nonearning receivables in our asset-based financing businesses in Japan, Australia and New Zealand. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.4% at December 31, 2010, to 1.9% at September 30, 2011, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, Australia and New Zealand partially offset by a lower financing receivables balance. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft, and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $0.7 billion represented 7.2% of total nonearning receivables at September 30, 2011. The decrease in nonearning receivables from December 31, 2010, was driven primarily by the resolution of U.S. multi-family and office nonearning loans, as well as European hotel loans, through restructurings, payoffs and foreclosures, partially offset by new European multi-family delinquencies. The ratio of allowance for losses as a percent of nonearning receivables increased from 134.4% to 137.0% reflecting resolution of nonearning loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 4.3% at December 31, 2010 to 3.8% at September 30, 2011, driven primarily by write-offs related to settlements and payoffs from impaired loan borrowers and improvement in collateral values.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At September 30, 2011, total Real Estate financing receivables of $34.4 billion were primarily collateralized by owner-occupied properties ($8.6 billion), office buildings ($7.3 billion), apartment buildings ($4.8 billion) and hotel properties ($3.9 billion). In the third quarter of 2011, commercial real estate markets showed signs of improved stability; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.3 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At September 30, 2011, we had 128 foreclosed commercial real estate properties which had a value of approximately $0.7 billion.

(65)

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $3.6 billion represented 36.7% of total nonearning receivables at September 30, 2011. The ratio of allowance for losses as a percent of nonearning receivables was 21.5% at both December 31, 2010 and September 30, 2011. In the first nine months of 2011, our nonearning receivables decreased primarily due to improving portfolio quality in the U.K. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 85% and 57%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At September 30, 2011, we had in repossession stock 540 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables remained constant at 9.3% at September 30, 2011.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.3 billion represented 3.0% of total nonearning receivables at September 30, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 324.2% at December 31, 2010 to 272.9% at September 30, 2011, reflecting the effects of loan repayments and reduced originations primarily in our European platforms.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.9 billion represented 8.9% of total nonearning receivables at September 30, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 194.3% at December 31, 2010, to 221.4% at September 30, 2011, as a result of lower entry rates and improved collections resulting in reductions in our nonearning receivables balance. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.7% at December 31, 2010 to 2.0% at September 30, 2011, primarily due to lower delinquencies reflecting an improvement in the overall credit environment.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $17.7 billion nonaccrual loans at September 30, 2011, $7.3 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
(In millions)	receivables	receivables

September 30, 2011

Commercial
CLL	$4,547	$3,299
Energy Financial Services	135	135
GECAS	62	62
Other	123	71
Total Commercial	4,867	3,567

Real Estate	7,285	1,028

Consumer	5,508	5,276
Total	$17,660	$9,871

(66)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	At
	September 30,	December 31,
	2011	2010
Loans requiring allowance for losses
Commercial(a)	$2,364	$2,733
Real Estate	5,361	6,812
Consumer	3,043	2,446
Total loans requiring allowance for losses	10,768	11,991

Loans expected to be fully recoverable
Commercial(a)	3,453	3,087
Real Estate	3,996	3,005
Consumer	50	102
Total loans expected to be fully recoverable	7,499	6,194
Total impaired loans	$18,267	$18,185

Allowance for losses (specific reserves)
Commercial(a)	$829	$1,031
Real Estate	860	1,150
Consumer	721	555
Total allowance for losses (specific reserves)	$2,410	$2,736

Average investment during the period	$18,602	$15,538
Interest income earned while impaired(b)	543	391

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)
Recognized principally on a cash basis. Interest income earned while impaired for the nine months ended September 30, 2011, the year ended December 31, 2010 and the nine months ended September 30, 2010, were $543 million, $391 million and $328 million, respectively. The total average investment in impaired loans for the nine months ended September 30, 2010, was $14,888 million.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

(67)

Real Estate TDRs increased from $4.9 billion at December 31, 2010 to $6.7 billion at September 30, 2011, primarily driven by loans scheduled to mature during 2011, some of which were modified during 2011 and classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the nine months ended September 30, 2011, we modified $3.0 billion of loans classified as TDRs substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our modifications classified as TDRs in the last nine months, $0.2 billion have subsequently experienced a payment default.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.4 billion at December 31, 2010 and $0.5 billion at September 30, 2011, and were 9.0% and 7.8%, respectively, of Real Estate TDRs. Although we experienced an increase in TDRs over this period, in many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

Of our $9.4 billion impaired loans at Real Estate at September 30, 2011, $7.9 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at September 30, 2011 and December 31, 2010, classified by the method used to measure impairment was as follows.

	At
	September 30,	December 31,
(In millions)	2011	2010

Method used to measure impairment
Discounted cash flow	$9,262	$7,644
Collateral value	9,005	10,541
Total	$18,267	$18,185

See Note 1 to our 2010 consolidated financial statements for further information on collateral dependent loans and our valuation process.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR, and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At September 30, 2011, TDRs included in impaired loans were $13.3 billion, primarily relating to Real Estate ($6.7 billion), CLL ($3.6 billion) and Consumer ($2.9 billion).

(68)

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the nine months ended September 30, 2011, we provided short-term modifications of approximately $0.8 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, and are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $1.5 billion of Consumer loans for the nine months ended September 30, 2011, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 12 to the condensed, consolidated financial statements.

Delinquencies

Additional information on delinquency rates at each of our major portfolios follows:

	At
	September 30,	December 31,
	2011	2010

CLL	2.0%	2.1%

Consumer	7.6	8.1

Real Estate	4.2	4.4

Delinquency rates on commercial loans and leases decreased from December 31, 2010 to September 30, 2011, as a result of improvements in the economic and credit environment; however, the credit environment continues to be uncertain and may impact future levels of commercial delinquencies and provisions for losses on financing receivables.

Delinquency rates on consumer financing receivables decreased from December 31, 2010 to September 30, 2011, primarily due to improved collections and lower delinquency entry rates in our U.S. markets; however, the uncertain economic environment may result in higher provisions for loan losses. At September 30, 2011, approximately 38% of our U.S. portfolio, which consisted of credit cards, installment and revolving loans, were receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at September 30, 2011. See Notes 4 and 12.

Delinquency rates on Real Estate loans and leases decreased from December 31, 2010 to September 30, 2011, reflecting market improvements and collections, including discounted payoffs, restructurings and foreclosures, partially offset by newly maturing loans for which resolution efforts are on-going. Despite indications of some market improvement, real estate liquidity remains limited in certain markets. Slow economic recovery could result in a continuation of elevated delinquency levels and provisions for losses on financing receivables.

Other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $79.7 billion at September 30, 2011, an increase of $0.7 billion, primarily related to increases in the fair value of derivative instruments ($5.4 billion) and our investment in PTL ($0.9 billion), partially offset by the sale of a substantial portion of our equity investment in Garanti Bank ($3.0 billion) and the sale of certain held for sale real estate and aircraft ($2.5 billion). During the nine months ended September 30, 2011, we recognized an insignificant amount of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

(69)

Included in other assets are Real Estate equity investments of $25.3 billion and $27.2 billion at September 30, 2011 and December 31, 2010, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments semi-annually. As of our most recent estimate performed in the second quarter of 2011, the carrying value of our Real Estate investments exceeded their estimated value by approximately $4.1 billion. The estimated value of the portfolio continues to reflect deterioration in real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current market conditions, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During the three and nine months ended September 30, 2011, Real Estate recognized pre-tax impairments of $0.2 billion and $1.0 billion, respectively, in its real estate held for investment, which were driven by declining cash flow projections for properties in certain markets, most notably Japan and Spain, as well as properties we have identified for short-term disposition based upon our updated outlook of local market conditions. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at September 30, 2011 had a carrying value of $1.4 billion and an associated unrealized loss of approximately $0.1 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

D. Liquidity and Borrowings

We maintain a strong focus on liquidity. We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans are established within the context of our annual financial and strategic planning processes. GECS liquidity and funding plans are designed to meet GECS’ funding requirements under normal and stress scenarios, which include primarily extensions of credit, payroll, principal payments on outstanding borrowings, interest on borrowings, dividends to GE, and general obligations such as operating expenses, collateral deposits held or collateral posted to counterparties. GECS’ funding plan also has been developed in connection with GE’s strategy to reduce its ending net investment in GE Capital. GECS relies on cash generated through collection of principal, interest and other payments on its existing portfolio of loans and leases, sales of assets, and unsecured and secured funding sources, including commercial paper, term debt, bank borrowings, securitization and other retail funding products.

Our 2011 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of our long-term debt ($113.6 billion at December 31, 2010), through issuance of commercial paper and long-term debt, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and alternative sources of funding. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the nine months ended September 30, 2011, GECC earned interest income on financing receivables of $17.0 billion, which more than offset interest expense of $10.7 billion.

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

(70)

Liquidity Sources

GE maintains liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments (Liquidity Portfolio) and committed unused credit lines.

GE had consolidated cash and equivalents of $91.4 billion at September 30, 2011, which is available to meet its needs. About $10 billion is in regulated bank and insurance entities and is subject to regulatory restrictions or is in restricted countries. About $7 billion is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund its needs in the U.S. on a short-term basis without being subject to U.S. tax. Under current tax laws, should GE or GECS determine to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes.

In addition to GE’s $91.4 billion of cash and equivalents, we have a centrally-managed portfolio of high-quality, liquid investments with a fair value of $3.0 billion at September 30, 2011. The Liquidity Portfolio is used to manage liquidity and meet the operating needs of GECS under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

We have committed, unused credit lines totaling $53.6 billion that have been extended to us by 59 financial institutions at September 30, 2011. These lines include $35.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $17.4 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

At September 30, 2011, our aggregate cash and equivalents and committed credit lines were more than twice our commercial paper borrowings balance.

Funding Plan

GE’s strategy has been to reduce its ending net investment in GE Capital. In the first nine months of 2011, GE reduced its GE Capital ending net investment, excluding cash and equivalents, from $471 billion at December 31, 2010 to $452 billion at September 30, 2011.

In the first nine months of 2011, we completed issuances of $18.9 billion of senior, unsecured debt and $2.0 billion of subordinated notes with maturities up to 25 years (and subsequent to September 30, 2011, an additional $3.3 billion). Average commercial paper borrowings during the third quarter were $34.5 billion and the maximum amount of commercial paper borrowings outstanding during the third quarter was $35.5 billion. Our commercial paper maturities are funded principally through new issuances.

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

We securitize financial assets as an alternative source of funding. During the first nine months of 2011, we completed $9.1 billion of non-recourse issuances and had maturities of $9.6 billion. At September 30, 2011, our non-recourse borrowings were $29.0 billion. We anticipate that securitization will remain a part of our overall funding capabilities notwithstanding the changes in consolidation rules described in Notes 1 and 17 to our 2010 consolidated financial statements.

(71)

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks. At September 30, 2011 and December 31, 2010, we were party to repurchase agreements totaling $0.3 billion and $0.2 billion, respectively, which were accounted for as on-book financings. We have had no repurchase agreements which were not accounted for as financings and we do not engage in securities lending transactions.

We have deposit-taking capability at 11 banks outside of the U.S. and two banks in the U.S. – GE Capital Retail Bank (formerly GE Money Bank), a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from three months to ten years.

Total alternative funding at September 30, 2011 was $64 billion, composed mainly of $42 billion bank deposits, $9 billion of funding secured by real estate, aircraft and other collateral and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2010 was $60 billion.

Income Maintenance Agreement

As set forth in Exhibit 12 hereto, GECC’s ratio of earnings to fixed charges was 1.51:1 during the nine months ended September 30, 2011 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2010 consolidated financial statements.

E. New Accounting Standards

In May 2011, the FASB issued amendments to existing standards for fair value measurement and disclosure, which are effective in the first quarter of 2012. The amendments clarify or change the application of existing fair value measurements, including; that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement.  The impact of adopting these amendments is expected to be immaterial to the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2010. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our consolidated financial statements for the year ended December 31, 2010.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2011, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(72)

Part II. Other Information

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

As previously reported, the Antitrust Division of the Department of Justice (DOJ), the Securities and Exchange Commission (SEC), and the Internal Revenue Service (IRS) are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, three subsidiaries of General Electric Capital Corporation (GECC) have received subpoenas, summonses and/or requests for information in connection with the investigation: GE Funding CMS (Trinity Funding Co.), GE Funding Capital Market Services, Inc. (GE FCMS) and Trinity Plus Funding Co., LLC (Trinity Plus). GECC has cooperated and continues to cooperate fully with the SEC, DOJ and IRS in this matter. In July 2008, GE FCMS received a “Wells notice” advising that the SEC staff was considering recommending that the SEC bring a civil injunctive action or institute an administrative proceeding in connection with the bidding for various financial instruments associated with municipal securities by certain former employees of GE FCMS. GE FCMS is one of several industry participants that received Wells notices. GE FCMS disagrees with the SEC staff regarding this recommendation and has had discussions with the staff, including discussions concerning a potential resolution of the matter. GE FCMS intends to continue those discussions and parallel discussions with the other agencies and understands that it will have the opportunity to address any disagreements with the SEC staff with respect to its recommendation through the Wells process with the full Commission. Separately, GE FCMS and Trinity Funding Co. have also received subpoenas from the Attorneys General of the State of Connecticut and Florida on behalf of a working group of State Attorneys General, and a Civil Investigative Demand from the Attorney General of the Commonwealth of Massachusetts. GE FCMS and Trinity Funding Co. are cooperating with those investigations.

As previously reported, in January 2011, an action was brought in Utah Federal court, and subsequently transferred to the United States District Court for the Southern District of New York, against Trinity Plus and FGIC Capital Market Services, Inc. (the predecessor of GE FCMS) asserting antitrust violations. In April 2011, a third-party action was brought against Trinity Plus in the Massachusetts Superior Court, Suffolk County alleging violations of Massachusetts statutory and common laws. Additionally, in 2011, a number of additional actions were brought (or transferred to or amended) in the United States District Court for the Southern District of New York against GECC, Trinity Funding, GE FCMS and Trinity Plus alleging antitrust violations, all of which were dismissed in September 2011, except for one action where our motion to dismiss was denied.  These actions seek unspecified damages, and we intend to defend ourselves vigorously.

As previously reported, in July 2010, the United States District Court for the District of Connecticut granted our motion to dismiss in their entirety two purported class actions under the federal securities laws naming GE, our chief executive officer, and our chief financial officer as defendants. These two actions, which we previously reported, alleged that we and our chief executive officer made false and misleading statements that artificially inflated our stock price between March 12, 2008 and April 10, 2008, when we announced that our results for the first quarter of 2008 would not meet our previous guidance and also lowered our full year guidance for 2008.  In September 2011, the United States Court of Appeals for the Second Circuit affirmed the dismissal of the class actions.

As previously reported, in March 2010, a shareholder derivative action was filed in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaint principally alleges breaches of fiduciary duty and other causes of action related to the GE dividend and SEC matter which GE resolved in August 2009 and alleged mismanagement of our financial services businesses. In May 2010, an additional derivative action also claiming mismanagement of our financial services businesses was filed in the United States District Court of New York naming as defendants GE and a number of present and former GE officers (including our chief executive officer and chief financial officer).  Our motions to dismiss the complaints in these two derivative actions were granted in September 2011.

(73)

As previously reported, and in compliance with SEC requirements to disclose environmental proceedings potentially involving monetary sanctions of $100,000 or greater, in June 2008, the Environmental Protection Agency (EPA) issued a notice of violation and in January 2011 filed a complaint alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The Pennsylvania Department of Environmental Protection, the New York Attorney General’s Office and the New Jersey Department of Environmental Protection have intervened in the EPA case. The plant is operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by subsidiaries of GECC and one other entity. The complaints did not indicate a specific penalty amount but make reference to statutory fines. In October 2011, the U.S District Court for the Western District of Pennsylvania granted a motion to dismiss the matter with prejudice with regard to all federal counts, and with leave to re-file in state court for the non-federal counts.

Item 6. Exhibits.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.
Exhibit 101
The following materials from General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and nine months ended September 30, 2011 and 2010, (ii) Condensed Statement of Financial Position at September 30, 2011 and December 31, 2010, (iii) Condensed Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed, Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(74)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
November 7, 2011	/s/Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(75)