Form 10-K
period 2012-02-02
GENERAL ELECTRIC CAPITAL CORP
filed 2012-02-24
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011
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
7½% Guaranteed Subordinated Notes Due August 21, 2035

New York Stock Exchange
New York Stock Exchange
New York Stock Exchange
New York Stock Exchange
New York Stock Exchange
New York Stock Exchange
New York Stock Exchange
New York Stock Exchange
New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
(Title of class)
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: None.

At February 23, 2012, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2011, are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

(2)

PART I

Item 1. Business.

General Electric Capital Corporation

General Electric Capital Corporation (GE Capital or GECC) was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. Until November 1987, our name was General Electric Credit Corporation. On July 2, 2001, we changed our state of incorporation to Delaware. As of December 31, 2011, all of our outstanding common stock was owned by General Electric Capital Services, Inc. (GE Capital Services or GECS), formerly General Electric Financial Services, Inc., the common stock of which was in turn wholly-owned by General Electric Company (GE Company or GE). Financing and services offered by GE Capital are diversified, a significant change from the original business of GE Capital, which was, financing distribution and sale of consumer and other GE products. Currently, GE manufactures few of the products financed by GE Capital.

We operate in five segments described on page 5. These operations are subject to a variety of regulations in their respective jurisdictions. Our operations are located in North America, South America, Europe, Australia and Asia.

Our principal executive offices are located at 901 Main Avenue, Norwalk, CT 06851-1168. At December 31, 2011, our employment totaled approximately 52,000.

On February 22, 2012, our parent, GECS was merged with and into, GECC. The merger simplified GE’s financial services’ corporate structure by consolidating financial services entities and assets within its organization and simplifying Securities and Exchange Commission and regulatory reporting. Upon the merger, GECC became the surviving corporation and assumed all of GECS’ rights and obligations and became wholly-owned directly by GE Company. GECC’s continuing operations now includes the run-off insurance operations previously held and managed in GECS. References to GECS, GECC and GE Capital in this Form 10-K Report relate to the entities as they existed during 2011 and do not reflect the February 22, 2012 merger.

Our financial information, including filings with the U.S. Securities and Exchange Commission (SEC), is available at www.ge.com/secreports. Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT, 06828-0001. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

(3)

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in the European sovereign debt situation; the impact of conditions in the financial and credit markets on the availability and cost of our funding and on our ability to reduce our asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (Grey Zone); our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the level of demand and financial performance of the major industries we serve, including, without limitation, air transportation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions, joint ventures and dispositions and our success in completing announced transactions and integrating acquired businesses; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. We do not undertake to update our forward-looking statements.

(4)

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

On February 22, 2012, GECS merged with and into its wholly-owned subsidiary, GECC. GECC’s continuing operations now includes the run-off insurance operations previously held and managed in GECS. References to GECS, GECC and GE Capital in this Form 10-K Report relate to the entities as they existed during 2011 and do not reflect the February 22, 2012 merger.

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

During 2011, GE Capital provided approximately $104 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $87 billion of credit to approximately 56 million U.S. consumers. GE Capital provided credit to approximately 19,600 new commercial customers and 37,000 new small businesses in the U.S. during 2011 and ended the period with outstanding credit to more than 284,000 commercial customers and 191,000 small businesses through retail programs in the U.S.

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

In December 2011, we announced that GE Capital Financial Inc., our industrial bank, is acquiring MetLife’s U.S. retail deposit business, which is an established online bank with approximately $7.5 billion in U.S. retail deposits that will allow CLL to better serve its middle-market commercial customers. The transaction is targeted to close in mid-2012 pending regulatory approval.

In 2011, we completed the sale of our CLL marine container leasing business, which consists of our controlling interests in the GE SeaCo joint venture along with other owned marine container assets, and our CLL trailer fleet services business in Mexico.

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

(5)

We operate in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Competition related to our lending and leasing operations is based on price, that is, interest rates and fees, as well as deal structure and terms. More recently, there has been a disruption in the capital markets and in access to and availability of capital as well as the exit of some competitors. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital funding, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the ability to reduce costs through technology and productivity.

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

In 2011, we entered into agreements to sell our Consumer Singapore business and our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and classified them as discontinued operations.  Both dispositions were completed during 2011.

In the first quarter of 2011, we sold a substantial portion of our Garanti Bank equity investment.  Following the sale, we hold a 2.25% equity ownership interest, which is classified as an available-for-sale security.

In 2010, we entered into agreements to sell our U.S. recreational vehicle and marine equipment financing portfolio (Consumer RV Marine) and Consumer Mexico and classified them as discontinued operations. Both dispositions were completed during 2011. Also, in 2010, we committed to sell our Consumer business in Canada, which was completed during 2011; and we purchased sales finance portfolios from Citi Retail Partner Cards, which provides consumer financing programs and related services to small to mid-sized retailers and dealers.

In 2009, we completed the sale of our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland in exchange for a 100% ownership in Interbanca S.p.A. Also in 2009, we completed the sale of a portion of our Australian residential mortgage business.

In June 2009, we increased our ownership to a controlling interest in BAC Credomatic GECF Inc. (BAC) and, in December 2010, completed the sale of BAC. BAC has been classified as a discontinued operation.

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

Real Estate

Real Estate offers a range of capital and investment solutions, including equity capital for acquisition or development, as well as fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, parking facilities and industrial properties. Our typical real estate loans are intermediate term, senior, fixed or floating-rate, and are secured by existing income-producing commercial properties. We invest in, and provide restructuring financing for, portfolios of commercial mortgage loans, limited partnerships and tax-exempt bonds.

(6)

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

Energy Financial Services

Energy Financial Services invests in long-lived, capital-intensive energy projects and companies by providing structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance. We also invest in early-to-later-stage companies that are pursuing new technologies and services in the energy industry. In May 2010, we sold our general partnership interest in Regency Energy Partners L.P. (Regency), a midstream natural gas services provider, and retained a limited partnership interest. This resulted in the deconsolidation of Regency.

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

GE Capital Aviation Services

GECAS engages in commercial aircraft leasing and finance, delivering fleet and financing services to companies across the spectrum of the aviation industry. Our product offerings include leases and secured loans on commercial passenger aircraft, freighters and regional jets; engine leasing and financing services; aircraft parts solutions; and airport equity and debt financing. We also co-sponsor an infrastructure private equity fund, which invests in large infrastructure projects including gateway airports.

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

Discontinued Operations

Discontinued operations primarily comprised BAC, GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), Consumer RV Marine, Consumer Mexico, Consumer Singapore and Australian Home Lending.

For further information about discontinued operations, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Geographic Data

Geographic data is reported in Note 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(7)

Additional financial data about our geographic operations is provided in the Geographic Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Regulations and Competition

Our activities are subject to a variety of U.S. federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers on retail loan transactions, installment loans and revolving credit financing. Our insurance activities are regulated by various state insurance commissions and non-U.S. regulatory authorities. We are a unitary savings and loan holding company by virtue of owning a federal savings bank in the U.S.; as such, we are subject to holding company regulation and supervision under the U.S. Home Owners’ Loan Act. Prior to July 21, 2011, this holding company supervision was conducted by the Office of Thrift Supervision (OTS). On that date, responsibility for regulating and supervising savings and loan holding companies transferred from the OTS to the Board of Governors of the Federal Reserve System (FRS). Accordingly, we are now subject to holding company supervision by the FRS. Our global operations are subject to regulation in their respective jurisdictions. To date, compliance with such regulations has not had a material adverse effect on our financial position or results of operations.

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

Our growth is subject to global economic and political risks.

We operate in virtually every part of the world and serve customers in more than 100 countries. In 2011, approximately 50% of our revenue was attributable to activities outside the United States. Our operations are subject to the effects of global competition and geopolitical risks. They are also affected by local economic environments, including inflation, recession, currency volatility and actual or anticipated default on sovereign debt. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these global economic and political risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation has decreased or become even more costly as a result of more volatile market conditions.

(8)

We are subject to a wide variety of laws, regulations and government policies that may change in significant ways.

Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws and regulations will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, U.S. and non-U.S. governments are undertaking a substantial revision of the regulation and supervision of bank and non-bank financial institutions, consumer lending, the over-the-counter derivatives market and tax laws and regulations, which changes may have an effect on GE’s and GE Capital’s structure, operations, liquidity, effective tax rate and performance. We are also subject to a number of trade control laws and regulations that may affect our ability to sell our products in global markets. In addition, we are subject to regulatory risks from laws that reduce the allowable lending rate or limit consumer borrowing, local capital requirements that may increase the risk of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with non-U.S. banks and other non-U.S. financial institutions in global markets. This provision, which expired at the end of 2011, had been scheduled to expire and had been extended by Congress on six previous occasions, including in December of 2010, but there can be no assurance that it will be extended, including retroactively. In the event the provision is not extended after 2011, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2012. In addition, efforts by public and private sectors to control the growth of healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of our products by healthcare providers. Continued government scrutiny, including reviews of the U.S. Food and Drug Administration (U.S. FDA) medical device pre-market authorization and post-market surveillance processes, may impact the requirements for marketing GE’s products and slow its ability to introduce new products, resulting in an adverse impact on GE’s business. Furthermore, we have been, and expect to continue, participating in U.S. and international governmental programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.

We are subject to legal proceedings and legal compliance risks.

We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world. We, our representatives, and the industries in which we operate are at times being reviewed or investigated by regulators and other governmental authorities, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Additionally, GE and its subsidiaries are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. These include the dredging of polychlorinated biphenyls from a 40-mile stretch of the upper Hudson River in New York State. We are also subject to certain other legal proceedings described in Item 3. “Legal Proceedings” of this Form 10-K Report. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

(9)

The success of our business depends on achieving our strategic objectives, including through acquisitions, joint ventures and dispositions.

With respect to acquisitions and joint ventures, we may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we may not have control. By their nature, these collaborations may involve a lesser degree of control over the business operations of the joint venture, which may expose us to additional operational, financial, legal or compliance risks. We also continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could affect our future financial results.

Sustained increases in costs of pension and healthcare benefits may reduce GE’s profitability.

Our results of operations may be positively or negatively affected by the amount of income or expense GE records for its defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions GE uses to estimate pension expense for 2012 are the discount rate and the expected long-term rate of return on the plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Accumulated gains (losses) – net, Benefit plans. At the end of 2011, the GE Pension Plan was underfunded, on a U.S. GAAP basis, by $13.2 billion, and the GE Supplementary Pension Plan, an unfunded plan, had a projected benefit obligation of $5.2 billion. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash GE would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash GE would be required to contribute to pension plans. In addition, upward pressure on the cost of providing healthcare benefits to current employees and retirees may increase future funding obligations. Although GE has actively sought to control increases in these costs, there can be no assurance that GE will succeed in limiting cost increases, and continued upward pressure could reduce GE’s profitability.

Conditions in the financial and credit markets may affect the availability and cost of funding.

As disclosed in more detail in the Liquidity and Borrowings section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report, a large portion of our borrowings is in the form of commercial paper and long-term debt. We continue to rely on the availability of the unsecured debt markets to access funding for term maturities for 2012 and beyond and to fund our operations without incurring additional U.S. tax. In addition, we rely on the availability of the commercial paper markets to refinance maturing commercial paper debt throughout the year. In order to further diversify our funding sources, GE Capital continues to expand its reliance on alternative sources of funding, including bank deposits, securitizations and other asset-based funding. There can be no assurance that we will succeed in increasing the diversification of our funding sources or that the short and long-term credit markets will be available or, if available, that the cost of funding will not substantially increase and affect our overall profitability. Factors that may cause an increase in our funding costs include: a decreased reliance on short-term funding, such as commercial paper, in favor of longer-term funding arrangements; decreased capacity and increased competition among debt issuers; and increased competition for deposits in our affiliate banks’ markets. If GE Capital’s cost of funding were to increase, it may adversely affect its competitive position and result in lower lending margins, earnings and cash flows as well as lower returns on its shareowner’s equity and invested capital.

(10)

If conditions in the financial markets deteriorate, they may adversely affect the business and results of operations of GE Capital as well as the soundness of financial institutions and governments we deal with.

If conditions in the financial markets deteriorate, there can be no assurance that we will be able to recover fully the value of certain assets, including goodwill, intangibles and tax assets. In addition, deterioration in the economy and in default and recovery rates could require us to increase allowances for loan losses, impairments or write-offs, which, depending on the amount of the increase, could have a material adverse effect on our business, financial position and results of operations.

In addition, GE Capital has exposure to many different industries and counterparties, including sovereign governments, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of our counterparty or client. In addition, GE Capital’s credit risk may be increased when the collateral held cannot be realized upon sale or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. GE Capital also has exposure to these financial institutions in the form of unsecured debt instruments held in its investment portfolios. GE Capital has policies relating to initial credit rating requirements and to exposure limits to counterparties (as described in Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report), which are designed to limit credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of financial assets would not materially and adversely affect GE Capital’s business, financial position and results of operations.

The real estate markets in which GE Capital participates are highly dependent on economic conditions, the deterioration of which may adversely affect GE Capital’s business, financial position and results of operations.

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

GE Capital is also a residential mortgage lender in certain geographic markets outside the United States that have been, and may continue to be, adversely affected by declines in real estate values and home sale volumes, job losses, consumer bankruptcies and other factors that may negatively impact the credit performance of our mortgage loans. Our allowance for loan losses on these mortgage loans is based on our analysis of current and historical delinquency and loan performance, as well as other management assumptions that may be inaccurate predictors of credit performance in this environment. There can be no assurance that, in this environment, credit performance will not be materially worse than anticipated and, as a result, materially and adversely affect GE Capital’s business, financial position and results of operations.

Failure to maintain our credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. As of December 31, 2011, GE and GECC’s long-term unsecured debt credit rating from Standard and Poor’s Ratings Service (S&P) was “AA+” (the second highest of 22 rating categories) with a stable outlook and from Moody’s Investors Service (“Moody’s”) was “Aa2” (the third highest of 21 rating categories) with a stable outlook. As of December 31, 2011, GE, GE Capital Services and GE Capital’s short-term credit rating from S&P was “A-1+” (the highest rating category of six categories) and from Moody’s was “P-1” (the highest rating category of four categories). There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt and derivative instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.

(11)

Current conditions in the global economy and the major industries we serve also may materially and adversely affect the business and results of operations of GE’s non-financial businesses.

The business and operating results of GE’s industrial businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, energy generation, healthcare, home building and other major industries GE serves. As a result of slower global economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies, government deficit reduction and austerity measures and other challenges affecting the global economy, some of GE’s customers have experienced deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase GE’s products and services, including large infrastructure projects, and may not be able to fulfill their obligations to GE in a timely fashion. In particular, the airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended period of slow growth in the U.S. or internationally that results in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations could affect GE’s ability to fully recover its contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to GE. If slower growth in the global economy continues for a significant period or there is significant deterioration in the global economy, GE’s results of operations, financial position and cash flows could be materially adversely affected.

Increased IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.

Increased global IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or  information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data  or  information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

GE may face quality problems from operational failures that could have a material adverse effect on our business, reputation, financial position and results of operations, and we are dependent on market acceptance of new product introductions and product innovations for continued revenue growth.

GE produces highly sophisticated products and provides specialized services for both GE and third-party products that incorporate or use leading-edge technology, including both hardware and software. While GE has built extensive operational processes to ensure that the design, manufacture and servicing of such products meet the most rigorous quality standards, there can be no assurance that GE or its customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental risks. Such operational failures or quality issues could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, the markets in which we operate are subject to technological change. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to customize products, to respond to technological change and to execute our product development in line with GE’s projected cost estimates.

(12)

Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to GE’s.

Our patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of GE’s, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. We could also face competition in some countries where we have not invested in an intellectual property portfolio. GE also faces attempts by third parties to gain unauthorized access to our information technology systems for the purpose of improperly acquiring our trade secrets or confidential business information. The theft or unauthorized use or publication of GE’s trade secrets and other confidential business information as a result of such an incident could adversely affect GE’s competitive position and the value of its investment in research and development. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If GE is found to infringe any third-party rights, GE could be required to pay substantial damages or GE could be enjoined from offering some of its products and services. Also, there can be no assurances that we will be able to obtain or re-new from third parties the licenses we need in the future, and there is no assurance that such licenses can be obtained on reasonable terms.

Significant raw material shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs and adversely impact the competitive positions of GE’s products.

GE’s reliance on third-party suppliers, contract manufacturers and service providers and commodity markets to secure raw materials, parts, components and sub-systems used in its products exposes GE to volatility in the prices and availability of these materials, parts, components, systems and services. A disruption in deliveries from GE’s third-party suppliers, contract manufacturers or service providers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities, could have an adverse effect on GE’s ability to meet its commitments to customers or increase its operating costs. Quality and sourcing issues experienced by third-party providers can also adversely affect the quality and effectiveness of GE’s products and services and result in liability and reputational harm.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business from various facilities, most of which are leased. The locations of our primary facilities are described in Item 1. “Business” of this Form 10-K Report.

Item 3. Legal Proceedings.

As previously reported, in September 2010, the United States District Court for the Southern District of New York granted our motion to dismiss in its entirety with prejudice a purported class action under the federal securities laws naming us as defendant, as well as our chief executive officer and chief financial officer. In this action, the plaintiffs alleged that during a conference call with analysts on September 25, 2008, defendants made false and misleading statements concerning (i) the state of GE’s funding, cash flows, and liquidity and (ii) the question of issuing additional equity, which caused economic loss to those shareholders who purchased GE stock between September 25, 2008 and October 2, 2008, when we announced the pricing of a common stock offering. Plaintiffs’ motion to appeal was denied in November 2011.

As previously reported, in March and April 2009, shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints, which have now been consolidated, seek unspecified damages based on allegations related to statements regarding the GE dividend and projected losses and earnings for GECC in 2009. In January 2012, the District Court granted in part, and denied in part, our motion to dismiss.

(13)

As also previously reported, a shareholder derivative action seeking unspecified damages was filed in federal court in Connecticut in May 2009 making essentially the same allegations as the New York class actions described above. GE’s motion to transfer the derivative action to the Southern District of New York as a related case was granted in February 2010, and our motion to dismiss the complaint was granted in April 2011. The plaintiff has filed an appeal.

As previously reported, in March 2010, a shareholder derivative action was filed in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaint seeks unspecified damages and principally alleges breaches of fiduciary duty and other causes of action related to the GE dividend and SEC matter which GE resolved in August 2009 and alleged mismanagement of our financial services businesses. In September 2011, our motion to dismiss was granted. A motion for leave to file an amended complaint is pending.

As previously reported, the Antitrust Division of the Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities in connection with tax-exempt bonds. In December 2011, GE Funding Capital Market Services (GE FCMS), an indirect subsidiary of General Electric Capital Corporation (GECC), announced that it had reached a settlement with the SEC, the DOJ, the U.S. Internal Revenue Service (IRS), and a working group of 25 State Attorneys General (the working group, and collectively with the DOJ, SEC and IRS, the agencies) to resolve their investigations of conduct by certain former employees of its guaranteed investment contract business, which was discontinued in April 2010. In January 2012, the State of California joined the working group’s settlement with GE FCMS. This concludes the agencies’ investigations of GE FCMS’ conduct.  Under the terms of the settlements, GE FCMS will pay a settlement amount of $70.4 million to the agencies. In connection with the SEC and State Attorneys General settlements, GE FCMS neither admits nor denies the allegations in the SEC’s complaint and in the working group’s settlement agreement.

As previously reported, in January 2011, an action was brought in Utah Federal court, and subsequently transferred to the United States District Court for the Southern District of New York, against Trinity Plus Funding Co., LLC (Trinity Plus) and FGIC Capital Market Services, Inc. (the predecessor of GE FCMS) asserting antitrust violations. In April 2011, a third-party action was brought against Trinity Plus in the Massachusetts Superior Court, Suffolk County alleging violations of Massachusetts statutory and common laws. Additionally, in 2011, a number of additional actions were brought (or transferred to or amended) in the United States District Court for the Southern District of New York against GECC, Trinity Funding Co., LLC (Trinity Funding), GE FCMS and Trinity Plus alleging antitrust violations, all of which were dismissed in September 2011, except for one action where our motion to dismiss was denied.  These actions seek unspecified damages.

As previously reported, and in compliance with SEC requirements to disclose environmental proceedings where the government is a party potentially involving monetary sanctions of $100,000 or greater, in June 2008, the Environmental Protection Agency (EPA) issued a notice of violation and in January 2011 filed a complaint alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The Pennsylvania Department of Environmental Protection, the New York Attorney General’s Office and the New Jersey Department of Environmental Protection have intervened in the EPA case. The plant is operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by subsidiaries of GECC and one other entity. The complaints did not indicate a specific penalty amount but make reference to statutory fines. In October 2011, the U.S. District Court for the Western District of Pennsylvania granted a motion to dismiss the matter with prejudice with regard to all federal counts, and with leave to re-file in state court for the non-federal counts. On December 8, 2011, EPA filed notice of its intent to appeal.  NY, NJ and PA filed similar notices on December 9.

Item 4. Mine Safety Disclosures.

Not applicable.

(14)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

See Note 11 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Our common stock is owned entirely by GE Capital Services, Inc. and, therefore, there is no trading market in such stock.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

(In millions)	2011		2010		2009		2008	2007

Revenues	$45,730		$46,422		$48,906		$65,900	$65,625
Earnings from continuing operations
attributable to GECC	6,549		3,158		1,325		7,841	12,179
Earnings (loss) from discontinued
operations, net of taxes attributable to GECC	17		(867)		288		(419)	(1,941)
Net earnings attributable to GECC	6,566		2,291		1,613		7,422	10,238
GECC Shareowner's equity	80,045		72,881		73,718		58,229	61,230
Short-term borrowings	131,292		113,646		127,947		157,811	173,664
Non-recourse borrowings of consolidated
securitization entities	29,258		30,018		3,622		4,464	5,575
Bank deposits	43,115		37,298		33,519		36,854	11,968
Long-term borrowings	234,320		284,346		325,357		311,204	304,145
Return on average GECC shareowner's equity(a)	9.01%		5.43%		2.60%		14.70%	23.59%
Ratio of earnings to fixed charges	1.52		1.13		0.83		1.26	1.62
Ratio of debt to equity at GECC	5.47:1	(b)	6.38:1	(b)	6.65:1	(b)	8.76:1	8.09:1
Financing receivables – net	289,307		312,234		317,162		353,490	354,930
Total assets	$553,662		$577,712		$622,833		$636,388	$620,662

(a)
Represents earnings from continuing operations before accounting changes divided by average total shareowner’s equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowner’s equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2011, is described in the Supplemental Information section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

(b)	Ratios of 4.04:1, 4.94:1 and 5.17:1 for 2011, 2010 and 2009, respectively, net of cash and equivalents and with classification of hybrid debt as equity.

(15)

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

We present Management’s Discussion of Operations in four parts: Overview of Our Earnings from 2009 through 2011, Global Risk Management, Segment Operations and Geographic Operations. Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations attributable to General Electric Capital Corporation (GE Capital or GECC) simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

On February 22, 2012, our parent, General Electric Capital Services, Inc. (GE Capital Services or GECS) was merged with and into, GECC. The merger simplified General Electric Company's (GE Company or GE)  financial services’ corporate structure by consolidating financial services entities and assets within its organization and simplifying Securities and Exchange Commission and regulatory reporting. Upon the merger, GECC became the surviving corporation and assumed all of GECS’ rights and obligations and became wholly-owned directly by GE. GECC’s continuing operations now includes the run-off insurance operations previously held and managed in GECS. References to GECS, GECC and GE Capital in this Form 10-K Report relate to the entities as they existed during 2011 and do not reflect the February 22, 2012 merger.

Overview of Our Earnings from 2009 through 2011

Our earnings increased to $6.5 billion in 2011 and $3.2 billion in 2010 due to the continued stabilization in the overall economic environment. Over the last several years, we tightened underwriting standards, shifted teams from origination to collection and maintained a proactive risk management focus. This, along with recent increased stability in the financial markets, contributed to lower losses and a significant increase in segment profit in 2011 and 2010. GE also reduced the GE Capital ending net investment (ENI), excluding cash and equivalents, from $526 billion at January 1, 2010 to $445 billion at December 31, 2011. We are a diversely funded and smaller, more focused finance company with strong positions in several commercial mid-market and consumer financing segments.

Commercial Lending and Leasing (CLL) (41% and 41% of total three-year revenues and segment profit, respectively) earnings increased by $1.2 billion in 2011 and by $0.6 billion in 2010, reflecting lower delinquencies, losses and impairments. CLL continues to originate at higher margins and apply its disciplined risk management practices while integrating acquisitions to the portfolio and reducing costs through technology and productivity in order to grow in 2012 and beyond by reinvesting in higher returning core businesses. During 2011, we completed the sale of our CLL marine container leasing business, which consists of our controlling interests in the GE SeaCo joint venture along with other owned marine container assets, and our CLL trailer fleet services business in Mexico. The most significant acquisitions affecting CLL results in 2009 were CitiCapital and Interbanca S.p.A. The acquisitions collectively contributed $1.7 billion and $0.4 billion to 2009 revenues and net earnings, respectively. Also during 2009, we recorded a gain on the sale of a limited partnership interest in Penske Truck Leasing Co., L.P. (PTL) and a related gain on the remeasurement of the retained interest to fair value totaling $0.3 billion.

Consumer (36% and 58% of total three-year revenues and total segment profit, respectively) earnings increased by $1.0 billion in 2011 and by $1.2 billion in 2010, reflecting lower delinquencies, losses and impairments. In response, Consumer continued to reassess strategic alternatives and tighten underwriting, increased focus on collection effectiveness and adjusted reserve levels in response to when it is probable that losses have been incurred in the respective portfolios. During 2011, we completed the sale of our U.S. recreational vehicle and marine equipment finance business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and our Consumer business in Canada. Also, during 2011, we sold a substantial portion of our Garanti Bank equity investment and recorded a pre-tax gain of $0.7 billion. During 2010, we completed the sale of our Central American bank and card business, BAC Credomatic GECF, Inc. (BAC). During 2009, we completed the sale of our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., the credit card business in Ireland and acquired a controlling interest in BAC.

(16)

Real Estate (8% and (33)% of total three-year revenues and total segment profit, respectively) earnings increased by $0.8 billion in 2011 and declined by $0.2 billion in 2010. In response to the real estate and credit market decline that began in 2008, Real Estate re-aligned its business strategy to a longer-term hold model utilizing its operating skills and global asset management resources to maximize existing portfolio value. During 2011, commercial real estate markets showed signs of improved stability; however, the pace of improvement varied significantly by asset class and market and the long-term outlook remains uncertain. Given the current market conditions, there continues to be risk and uncertainty surrounding commercial real estate values, and despite indications of some market improvement, real estate liquidity remains limited in certain markets. Slow economic recovery could result in a continuation of elevated delinquency levels, provisions for losses on financing receivables and real estate investment impairments, which could result in further earnings declines.

Energy Financial Services (4% and 8% of total three-year revenues and total segment profit, respectively) earnings increased by $0.1 billion in 2011 and by $0.2 billion in 2010. Energy Financial Services has over $18 billion in energy investments, often financed for 20 to 30 year terms, about 13% of the assets held outside of the U.S.

GE Capital Aviation Services (GECAS) (11% and 26% of total three-year revenues and total segment profit, respectively) is a leader in commercial aircraft leasing and finance. In a competitive and challenging environment, this business’ earnings decreased by an insignificant amount in 2011 after increasing by $0.2 billion in 2010. At December 31, 2011, we owned 1,536 commercial aircraft, of which all but two were on lease, and we held $22.2 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 90 aircraft ($5.6 billion list price) scheduled for delivery in 2012, all under agreement to commence operations with commercial airline customers.

Overall, acquisitions contributed $0.3 billion, $0.2 billion and $2.1 billion to total revenues in 2011, 2010 and 2009, respectively, excluding the effects of acquisition gains following our adoption of an amendment to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation. Our earnings included $0.1 billion, $0.1 billion and $0.4 billion in 2011, 2010 and 2009, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our ongoing results through lower revenues of $1.1 billion, $2.1 billion and $4.5 billion in 2011, 2010 and 2009, respectively. This resulted in lower earnings of an insignificant amount and $0.3 billion in 2011 and 2010, respectively, and higher earnings of $0.3 billion in 2009.

Significant matters relating to our Statement of Earnings are explained below.

Discontinued Operations. Consistent with our goal of reducing GECC ENI and focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk, in 2011, we sold Consumer RV Marine, Consumer Mexico, Consumer Singapore and Australian Home Lending.  Discontinued operations also includes BAC, our U.S. mortgage business (WMC) and GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.). All of these operations were previously reported in the Consumer segment.

We reported the operations described above as discontinued operations for all periods presented. For further information about discontinued operations, see “Segment Operations – Discontinued Operations” in this Item and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Interest on borrowings amounted to $13.8 billion, $14.5 billion and $16.9 billion in 2011, 2010 and 2009, respectively. Average borrowings declined from 2010 to 2011 and from 2009 to 2010, in line with changes in average assets. Interest rates have decreased over the three-year period primarily attributable to declining global benchmark interest rates. Our average borrowings were $447.0 billion, $466.8 billion and $478.5 billion in 2011, 2010 and 2009, respectively. Our average composite effective interest rate was 3.1% in 2011, 3.1% in 2010 and 3.5% in 2009. In 2011, our average assets of $563.9 billion were 3% lower than in 2010, which in turn were 3% lower than in 2009. See the Liquidity and Borrowings section for a discussion of liquidity, borrowings and interest rate risk management.

(17)

Income taxes have a significant effect on our net earnings. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the United States, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax rates are also affected by tax incentives introduced in the U.S. and other countries to encourage and support certain types of activity. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

Our effective income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a tax benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GECC funds the majority of its non-U.S. operations through foreign companies that are subject to low foreign taxes.

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including, as discussed in Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, the expiration of the U.S. tax law provision deferring tax on active financial services income. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

Our benefits from lower taxed global operations were slightly lower at $1.1 billion in 2011 principally because of lower earnings in our operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate partially offset by a decrease in losses for which there was not a full tax benefit. To the extent global interest rates and operating income increase we would expect tax benefits to increase, subject to management’s intention to indefinitely reinvest those earnings.

Our benefit from lower taxed global operations included the effect of the lower foreign tax rate on our indefinitely reinvested non-U.S. earnings which provided a tax benefit of $1.3 billion in 2011 and $1.5 billion in 2010. The tax benefit from non-U.S. income taxed at a local country rather than the U.S. statutory tax rate is reported in the effective tax rate reconciliation in the line “Tax on global activities including exports.”

Our benefits from lower taxed global operations declined to $1.1 billion in 2010 from $2.4 billion in 2009, principally because of lower earnings in our operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and from losses for which there was not a full tax benefit. These decreases also reflected management’s decision in 2009 to indefinitely reinvest prior year earnings outside the U.S.

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE’s tax payments are due. The effect of GECC on the amount of the consolidated tax liability from the formation of the NBC Universal (NBCU) joint venture will be settled in cash when GECC tax deductions and credits otherwise would have reduced the liability of the group absent the tax on joint venture formation.

Our effective tax rate was 12.8 % in 2011, compared with (42.7)% in 2010 and 154.3% in 2009. Comparing a tax benefit to pre-tax income resulted in a negative tax rate in 2010. Comparing a tax benefit to a pre-tax loss results in the positive tax rate in 2009. The GECC tax expense of $1.0 billion in 2011 increased by $1.9 billion from a $0.9 billion benefit in 2010. The higher 2011 tax expense resulted principally from higher pre-tax income in 2011 than in 2010, which increased pre-tax income $5.4 billion and increased the expense ($1.9 billion). Also increasing the expense was a benefit from resolution of the 2006-2007 Internal Revenue Service (IRS) audit ($0.2 billion) that was less than the benefit from resolution of the 2003-2005 IRS audit ($0.3 billion) both of which are reported in the caption “All other-net” in the effective tax rate reconciliation in Note10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(18)

The tax benefit of $3.8 billion in 2009 decreased by $2.9 billion to $0.9 billion in 2010. The lower 2010 tax benefit resulted in large part from the change from a pre-tax loss in 2009 to pre-tax income in 2010, which increased pre-tax income $4.7 billion and decreased the benefit ($1.6 billion), the non-repeat of the one-time benefit related to the 2009 decision (discussed below) to indefinitely reinvest undistributed prior year non-U.S. earnings ($0.7 billion), and a decrease in lower-taxed global operations in 2010 as compared to 2009 ($0.6 billion) caused in part by an increase in losses for which there was not a full tax benefit, including an increase in the valuation allowance associated with the deferred tax asset related to the 2008 loss on the sale of GE Money Japan ($0.2 billion). These lower benefits were partially offset by the benefit from the resolution of the 2003-2005 IRS audit ($0.3 billion).

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

Risk assessment and risk management are the responsibility of management. The GE Board of Directors (Board) has oversight for risk management with a focus on the most significant risks facing the company, including strategic, operational, financial and legal and compliance risks. At the end of each year, management and the Board jointly develop a list of major risks that GE plans to prioritize in the next year. Throughout the year, the Board and the committees to which it has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic, operational and reputational risks are presented and discussed in the context of the CEO’s report on operations to the Board at regularly scheduled Board meetings and at presentations to the Board and its committees by the vice chairmen, chief risk officer (CRO), general counsel and other employees. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

•
In 2011, the Board established a Risk Committee. This Committee oversees GE’s risk management of key risks, including strategic, operational (including product risk), financial (including credit, liquidity and exposure to broad market risk) and reputational risks, and the guidelines, policies and processes for monitoring and mitigating such risks. Starting in 2011, as part of its overall risk oversight responsibilities for GE, the Risk Committee also began overseeing risks related to GE Capital, which previously was subject to direct Audit Committee oversight.

•
The Audit Committee oversees GE’s and GE Capital’s policies and processes relating to the financial statements, the financial reporting process, compliance and auditing. The GE Audit Committee monitors ongoing compliance issues and matters, and also annually conducts an assessment of compliance issues and programs.

•
The Public Responsibilities Committee oversees risk management related to GE’s public policy initiatives, the environment and similar matters, and monitors GE’s environmental, health and safety compliance.

•
The Management Development and Compensation Committee oversees the risk management associated with management resources, structure, succession planning, management development and selection processes, and includes a review of incentive compensation arrangements to confirm that incentive pay does not encourage unnecessary risk taking and to review and discuss, at least annually, the relationship between risk management policies and practices, corporate strategy and senior executive compensation.

•	The Nominating and Corporate Governance Committee oversees risk related to the company’s governance structure and processes and risks arising from related person transactions.

(19)

The GE Board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include standardized reviews of long-term strategic and operational planning; executive development and evaluation; code of conduct compliance under GE’s The Spirit & The Letter; regulatory compliance; health, safety and environmental compliance; financial reporting and controllership; and information technology and security. GE’s CRO is responsible for overseeing and coordinating risk assessment and mitigation on an enterprise-wide basis. The CRO leads the Corporate Risk Function and is responsible for the identification of key business risks, providing for appropriate management of these risks within GE Board guidelines, and enforcement through policies and procedures. Management has two committees to further assist it in assessing and mitigating risk. The Corporate Risk Committee (CRC) meets periodically, is chaired by the CRO and comprises the Chairman and CEO, vice chairmen, general counsel and other senior level business and functional leaders. It has principal responsibility for evaluating and addressing risks escalated to the CRO and Corporate Risk Function. The Policy Compliance Review Board met 15 times in 2011, is chaired by the company’s general counsel and includes the chief financial officer and other senior level functional leaders. It has principal responsibility for monitoring compliance matters across the company.

GE's Corporate Risk Function leverages the risk infrastructures in each of our businesses, which have adopted an approach that corresponds to the company’s overall risk policies, guidelines and review mechanisms. Our risk infrastructure operates at the business and functional level and is designed to identify, evaluate and mitigate risks within each of the following categories:

•
Strategic. Strategic risk relates to the company’s future business plans and strategies, including the risks associated with the markets and industries in which we operate, demand for our products and services, competitive threats, technology and product innovation, mergers and acquisitions and public policy.

•
Operational. Operational risk relates to risks (systems, processes, people and external events) that affect the operation of our businesses. It includes product life cycle and execution, product safety and performance, information management and data protection and security, business disruption, human resources and reputation.

•
Financial. Financial risk relates to our ability to meet financial obligations and mitigate credit risk, liquidity risk and exposure to broad market risks, including volatility in foreign currency exchange rates and interest rates and commodity prices. Liquidity risk is the risk of being unable to accommodate liability maturities, fund asset growth and meet contractual obligations through access to funding at reasonable market rates, and credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our industrial businesses, as well as in our GE Capital investing, lending and leasing activities and derivative financial instruments activities.

•
Legal and Compliance. Legal and compliance risk relates to risks arising from the government and regulatory environment and action, compliance with integrity policies and procedures, including those relating to financial reporting, environmental health and safety, and intellectual property risks. Government and regulatory risk includes the risk that the government or regulatory actions will impose additional cost on us or cause us to have to change our business models or practices.

Risks identified through our risk management processes are prioritized and, depending on the probability and severity of the risk, escalated to the CRO. The CRO, in coordination with the CRC, assigns responsibility for the risks to the business or functional leader most suited to manage the risk. Assigned owners are required to continually monitor, evaluate and report on risks for which they bear responsibility. Enterprise risk leaders within each business and corporate function are responsible to present to the CRO and CRC risk assessments and key risks at least annually. We have general response strategies for managing risks, which categorize risks according to whether the company will avoid, transfer, reduce or accept the risk. These response strategies are tailored to ensure that risks are within acceptable GE Board general guidelines.

Depending on the nature of the risk involved and the particular business or function affected, we use a wide variety of risk mitigation strategies, including delegation of authorities, standardized processes and strategic planning reviews, operating reviews, insurance, and hedging. As a matter of policy, we generally hedge the risk of fluctuations in foreign currency exchange rates, interest rates and commodity prices. GE’s service businesses employ a comprehensive tollgate process leading up to and through the execution of a contractual service agreement to mitigate legal, financial and operational risks. Furthermore, we centrally manage some risks by purchasing insurance, the amount of which is determined by balancing the level of risk retained or assumed with the cost of transferring risk to others. We manage the risk of fluctuations in economic activity and customer demand by monitoring industry dynamics and responding accordingly, including by adjusting capacity, implementing cost reductions and engaging in mergers, acquisitions and dispositions.

(20)

GE Capital Risk Management and Oversight

GE Capital has a robust risk infrastructure and robust processes to manage risks related to its businesses, and the GE Corporate Risk Function relies upon them in fulfilling its mission.

The GE Risk Committee was established to oversee GE Capital’s risk appetite, risk assessment and management processes previously undertaken by the GE Audit Committee.  The GECC Board of Directors oversees the GE Capital risk management framework, and approves all significant acquisitions and dispositions as well as significant borrowings and investments. The GECC Board of Directors exercises control over investment activities in the business units through delegations of authority. All participants in the GE Capital risk management process must comply with approval limits established by the GECC Board.

The Enterprise Risk Management Committee (ERMC), which comprises the most senior leaders in GE Capital as well as the GE CRO, oversees the implementation of the GE Capital's risk appetite, and senior management’s establishment of appropriate systems (including policies, procedures, and management committees) to ensure enterprise risks are effectively identified, measured, monitored, and controlled. Day to day risk oversight for GE Capital is provided by an independent global risk management organization which includes the GE Capital corporate function in addition to risk officers embedded in the individual business units. The Risk Leaders in the business units have dual reporting relationships, reporting both into the local business management and also to the GE Capital corporate-level function leader, which further strengthens their independence.

GE Capital’s risk management approach rests upon three major tenets: a broad spread of risk based on managed exposure limits; senior, secured commercial financings; and a hold-to-maturity model with transactions underwritten to “on-book” standards. Dedicated risk professionals across the businesses include underwriters, portfolio managers, collectors, environmental or engineering specialists, and specialized asset managers. The senior risk officers have, on average, over 25 years of experience.

GE Capital manages risk categories identified in GE Capital’s business environment, which if materialized, could prevent GE Capital from achieving its risk objectives and/or result in losses. These risks are defined as GE Capital’s Enterprise Risk Universe, which includes the following risks: strategic (including earnings and capital), liquidity, credit, market and  operational (including financial, compliance, information technology, human resources and legal). Reputational risk is considered and managed across each of the categories. GE Capital has made significant investments in resources to enhance its risk management infrastructure, in particular with regard to compliance, market and operational risk, liquidity and capital management.

GE Capital’s Corporate Risk function, in consultation with the ERMC, updates the Enterprise Risk Appetite Statement annually.  This document articulates the enterprise risk objectives, its key universe of risks and the supporting limit structure. GE Capital’s risk appetite is determined relative to its desired risk objectives, including, but not limited to credit ratings, capital levels, liquidity management, regulatory assessments, earnings, dividends and compliance. GE Capital determines its risk appetite through consideration of portfolio analytics, including stress testing and economic capital measurement, experience and judgment of senior risk officers, current portfolio levels, strategic planning, and regulatory and rating agency expectations.

The Enterprise Risk Appetite is presented to the GECC Board and the GE Risk Committee for review and approval at least annually. On a quarterly basis, the status of GE Capital's performance against these limits is reviewed by the GE Risk Committee.

GE Capital acknowledges risk-taking as a fundamental characteristic of providing financial services.  It is inherent to its business and arises in lending, leasing and investment transactions undertaken by GE Capital. GE Capital utilizes its risk capacity judiciously in pursuit of its strategic goals and risk objectives.

(21)

GE Capital uses stress testing for risk, liquidity and capital adequacy assessment and management purposes, and as an integral part of GE Capital’s overall planning processes. Stress testing results inform key strategic portfolio decisions such as capital allocation, assist in developing the risk appetite and limits, and help in assessing product specific risk to guide the development and modification of product structures. The ERMC approves the high-level scenarios for, and reviews the results of, GE Capital-wide stress tests across key risk areas, such as credit and investment, liquidity and market risk. Stress test results are also expressed in terms of impact to capital levels and metrics, and that information is reviewed with the GECC Board and the GE Risk Committee at least twice a year. Stress testing requirements are set forth in GE Capital's approved risk policies. Key policies, such as the Enterprise Risk Management Policy, the Enterprise Risk Appetite Statement and the Liquidity and Capital Management policies are approved by the GECC Board and the GE Risk Committee at least annually. GE Capital, in coordination with and under the oversight of the GE CRO, provides risk reports to the GE Risk Committee. At these meetings, which occur at least four times a year, GE Capital senior management focuses on the risk strategy and the risk oversight processes used to manage the elements of risk managed by the ERMC.

Operational risks are inherent in GE Capital’s business activities and are typical of any large enterprise. GE Capital’s Operational Risk Management program seeks to effectively manage operational risk to reduce the potential for significant unexpected losses, and to minimize the impact of losses experienced in the normal course of business.

Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section. Additional information about our credit risk and our portfolio can be found in the Financial Resources and Liquidity and Critical Accounting Estimates sections. Additional information about our market risk and how we manage this risk can be found in the Financial Resources and Liquidity section.

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

Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes. Segment profit, which we sometimes refer to as “net earnings”, includes interest and income taxes. Prior to January 1, 2011, segment profit excluded the effects of principal pension plans. Beginning January 1, 2011, GE began allocating service costs related to its principal pension plans and GE no longer allocates the retiree costs of its postretirement healthcare benefits to its segments. This revised allocation methodology better aligns segment operating costs to the active employee costs, which are managed by the segments. This change does not significantly affect reported segment results.

We have reclassified certain prior-period amounts to conform to the current-period presentation. For additional information about our segments, see Part I, Item 1. “Business” and Note 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(22)

Summary of Operating Segments

(In millions)	2011	2010	2009

Revenues
CLL(a)	$18,178	$18,447	$20,762
Consumer(a)	16,781	17,204	16,794
Real Estate	3,712	3,744	4,009
Energy Financial Services	1,223	1,957	2,117
GECAS(a)	5,262	5,127	4,594
Total segment revenues	45,156	46,479	48,276
GECC corporate items and eliminations	574	(57)	630
Total revenues in GECC	$45,730	$46,422	$48,906

Segment profit (loss)
CLL(a)	$2,720	$1,554	$963
Consumer(a)	3,551	2,523	1,282
Real Estate	(928)	(1,741)	(1,541)
Energy Financial Services	440	367	212
GECAS(a)	1,150	1,195	1,016
Total segment profit	6,933	3,898	1,932
GECC corporate items and eliminations(b)(c)	(384)	(740)	(607)
Earnings from continuing operations attributable to GECC	6,549	3,158	1,325
Earnings (loss) from discontinued operations, net of taxes,
attributable to GECC	17	(867)	288
Total net earnings attributable to GECC	$6,566	$2,291	$1,613

(a)
During 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(b)	Included restructuring and other charges for 2011 and 2010 of $0.1 billion and $0.2 billion, respectively, primarily related to CLL business exits.

(c)	Included $0.2 billion and $0.1 billion of net losses during 2011 and 2010, respectively, related to our treasury operations.

See accompanying notes to consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(23)

CLL

(In millions)	2011	2010	2009

Revenues	$18,178	$18,447	$20,762

Segment profit	$2,720	$1,554	$963

December 31 (In millions)	2011	2010

Total assets	$193,869	$202,650

(In millions)	2011	2010	2009

Revenues
Americas	$10,621	$10,556	$10,972
Europe	3,811	4,140	4,938
Asia	2,281	2,202	2,157
Other	1,465	1,549	2,695

Segment profit (loss)
Americas	$2,118	$1,262	$640
Europe	402	393	362
Asia	234	246	132
Other	(34)	(347)	(171)

December 31 (In millions)	2011	2010

Total assets
Americas	$116,034	$119,809
Europe	46,590	50,026
Asia	17,807	18,269
Other	13,438	14,546

CLL 2011 revenues decreased 1% and net earnings increased 75% compared with 2010. Revenues decreased as a result of organic revenue declines ($1.1 billion), primarily due to lower ENI, partially offset by the weaker U.S. dollar ($0.5 billion) and higher gains and investment income ($0.4 billion). Net earnings increased in 2011, reflecting lower provisions for losses on financing receivables ($0.6 billion), higher gains and investment income ($0.3 billion), core increases ($0.2 billion) and lower impairments ($0.1 billion).

CLL 2010 revenues decreased 11% and net earnings increased 61% compared with 2009. Revenues in 2010 and 2009 included $0.2 billion and $0.1 billion, respectively, from acquisitions, and in 2010 were reduced by $1.2 billion from dispositions, primarily related to the 2009 deconsolidation of PTL. Revenues in 2010 also decreased $1.2 billion compared with 2009 as a result of organic revenue declines ($1.4 billion), partially offset by the weaker U.S. dollar ($0.2 billion). Net earnings increased by $0.6 billion in 2010, reflecting lower provisions for losses on financing receivables ($0.6 billion), higher gains ($0.2 billion) and lower selling, general and administrative costs ($0.1 billion). These increases were partially offset by the absence of the gain on the PTL sale and remeasurement ($0.3 billion) and declines in lower-taxed earnings from global operations ($0.1 billion).

(24)

Consumer

(In millions)	2011	2010	2009

Revenues	$16,781	$17,204	$16,794

Segment profit	$3,551	$2,523	$1,282

December 31 (In millions)	2011	2010

Total assets	$139,000	$147,327

Consumer 2011 revenues decreased 2% and net earnings increased 41% compared with 2010. Revenues included $0.3 billion from acquisitions and were reduced by $0.4 billion as a result of dispositions. Revenues in 2011 also decreased $0.3 billion as a result of organic revenue declines ($1.4 billion), primarily due to lower ENI, and higher impairments ($0.1 billion), partially offset by the gain on the Garanti Bank transaction ($0.7 billion), the weaker U.S. dollar ($0.5 billion) and higher gains ($0.1 billion). The increase in net earnings resulted primarily from lower provisions for losses on financing receivables ($1.0 billion), the gain on the Garanti Bank transaction ($0.3 billion) and acquisitions ($0.1 billion), partially offset by lower Garanti results ($0.2 billion), and core decreases ($0.2 billion).

Consumer 2010 revenues increased 2% and net earnings increased 97% compared with 2009. Revenues in 2010 were reduced by $0.3 billion as a result of dispositions. Revenues in 2010 increased $0.7 billion compared with 2009 as a result of the weaker U.S. dollar ($0.4 billion) and organic revenue growth ($0.4 billion). The increase in net earnings resulted primarily from core growth ($1.3 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by the effects of dispositions ($0.1 billion). Core growth included lower provisions for losses on financing receivables across most platforms ($1.5 billion) and lower selling, general and administrative costs ($0.2 billion), partially offset by declines in lower-taxed earnings from global operations ($0.7 billion) including the absence of the first quarter 2009 tax benefit ($0.5 billion) from the decision to indefinitely reinvest prior-year earnings outside the U.S. and an increase in the valuation allowance associated with Japan ($0.2 billion).

Real Estate

(In millions)	2011	2010	2009

Revenues	$3,712	$3,744	$4,009

Segment profit (loss)	$(928)	$(1,741)	$(1,541)

December 31 (In millions)	2011	2010

Total assets	$60,873	$72,630

Real Estate 2011 revenues decreased 1% and net earnings increased 47% compared with 2010.  Revenues decreased as organic revenue declines ($0.4 billion), primarily due to lower ENI, were partially offset by increases in net gains on property sales ($0.2 billion) and the weaker U.S. dollar ($0.1 billion). Real Estate net earnings increased compared with 2010, as lower impairments ($0.7 billion), a decrease in provisions for losses on financing receivables ($0.4 billion) and increases in net gains on property sales ($0.2 billion) were partially offset by core declines ($0.4 billion). Depreciation expense on real estate equity investments totaled $0.9 billion and $1.0 billion in 2011 and 2010, respectively.

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

(25)

Energy Financial Services

(In millions)	2011	2010	2009

Revenues	$1,223	$1,957	$2,117

Segment profit	$440	$367	$212

December 31 (In millions)	2011	2010

Total assets	$18,357	$19,549

Energy Financial Services 2011 revenues decreased 38% and net earnings increased 20% compared with 2010. Revenues decreased primarily as a result of the deconsolidation of Regency Energy Partners L.P. (Regency) ($0.7 billion) and organic revenue declines ($0.3 billion), primarily from an asset sale in 2010 by an investee. These decreases were partially offset by higher gains ($0.2 billion). The increase in net earnings resulted primarily from higher gains ($0.2 billion), partially offset by the deconsolidation of Regency ($0.1 billion) and core decreases, primarily from an asset sale in 2010 by an investee.

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

GECAS

(In millions)	2011	2010	2009

Revenues	$5,262	$5,127	$4,594

Segment profit	$1,150	$1,195	$1,016

December 31 (In millions)	2011	2010

Total assets	$48,821	$49,106

GECAS 2011 revenues increased 3% and net earnings decreased 4% compared with 2010. Revenues for 2011 increased compared with 2010 as a result of organic revenue growth ($0.1 billion). The decrease in net earnings resulted primarily from core decreases ($0.1 billion), reflecting the 2010 benefit from resolution of the 2003-2005 IRS audit, partially offset by lower impairments ($0.1 billion).

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

(26)

Corporate Items and Eliminations

GECC Corporate Items and Eliminations include Treasury operation expenses for 2011 and 2010 of $0.2 billion and $0.1 billion, respectively. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

GECC Corporate Items and Eliminations include $0.3 billion and $0.1 billion of unallocated Tax benefits for 2011 and 2010, respectively, primarily related to the resolution of certain IRS audits.

Certain costs included in GECC Corporate Items and Eliminations are not allocated to the five operating businesses because they are excluded from the measurement of their segment operating performance for internal purposes. Unallocated costs included $0.1 billion and $0.2 billion for 2011 and 2010, respectively, primarily related to restructuring and other charges.

Discontinued Operations

	2011	2010	2009
(In millions)

Earnings (loss) from discontinued operations,
net of taxes	$17	$(867)	$288

Discontinued operations primarily comprised BAC, GE Money Japan, WMC, Consumer RV Marine, Consumer Mexico, Consumer Singapore and Australian Home Lending. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

In 2011, earnings from discontinued operations, net of taxes, included a $0.3 billion gain related to the sale of Consumer Singapore and earnings from operations at Australian Home Lending of $0.1 billion, partially offset by incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan of $0.2 billion and the loss on the sale of Australian Home Lending of $0.1 billion.

In 2010, loss from discontinued operations, net of taxes, primarily reflected incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan of $1.7 billion and estimated after-tax losses of $0.2 billion and $0.1 billion on the planned sales of Consumer Mexico and Consumer RV Marine, respectively, partially offset by an after-tax gain on the sale of BAC of $0.8 billion and earnings from operations at Consumer Mexico of $0.2 billion and at BAC of $0.1 billion.

In 2009, earnings from discontinued operations, net of taxes, primarily reflected earnings from operations of BAC of $0.3 billion, Australian Home Lending of $0.1 billion and Consumer Mexico of $0.1 billion, partially offset by incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan of $0.2 billion and loss from operations at Consumer RV Marine of $0.1 billion.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(27)

Geographic Operations

Our global activities span all geographic regions and primarily encompass leasing of aircraft and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new profit opportunities. New profit opportunities include, among other things, more opportunities for expansion of our activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Revenues are classified according to the region to which products and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas. We classify certain operations that cannot meaningfully be associated with specific geographic areas as “Other Global” for this purpose.

Geographic Revenues

(In billions)
	2011	2010	2009

U.S.	$22.8	$22.0	$24.7
Europe	11.5	12.5	14.9
Pacific Basin	6.5	7.2	6.2
Americas	3.4	3.5	2.2
Middle East and Africa	0.6	0.5	0.5
Other Global	0.9	0.7	0.4
Total	$45.7	$46.4	$48.9

Global revenues decreased 6% to $22.9 billion in 2011, compared with $24.4 billion and $24.2 billion in 2010 and 2009, respectively, primarily as a result of decreases in Western Europe. Global revenues as a percentage of total revenues were 50% in 2011, compared with 53% and 50% in 2010 and 2009, respectively. Global revenue increased by 1% in 2010 from $24.2 billion in 2009, primarily as a result of increases in the Americas and Pacific Basin offset by decreases in Europe. The effects of currency fluctuations on reported results increased revenues by $1.1 billion in 2011, increased revenues by $0.8 billion in 2010 and decreased revenues by $2.5 billion in 2009.

Total Assets (continuing operations)

December 31 (In billions)
	2011	2010

U.S.	$233.2	$244.3
Europe	175.4	177.2
Pacific Basin	54.8	55.0
Americas	36.2	34.9
Other Global	52.9	53.9
Total	$552.5	$565.3
Our global assets on a continuing basis of $319.3 billion at the end of 2011 were 1% lower than at the end of 2010, reflecting declines in Europe, primarily due to dispositions and portfolio run-off in various businesses at Consumer and lower financing receivables and equipment leased to others at CLL.

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

(28)

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position, Liquidity and Borrowings, Debt and Derivative Instruments, Guarantees and Covenants, the Statement of Changes in Shareowner’s Equity, the Statement of Cash Flows, Contractual Obligations, and Variable Interest Entities (VIEs).

Overview of Financial Position

Major changes to our shareowner’s equity are discussed in the Statement of Changes in Shareowner’s Equity section. In addition, other significant changes to balances in our Statement of Financial Position follow.

Statement of Financial Position

Investment securities comprise mainly investment grade debt securities supporting obligations to holders of guaranteed investment contracts (GICs) in Trinity, and investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities decreased to $17.8 billion at December 31, 2011 from $18.0 billion at December 31, 2010. Of the amount at December 31, 2011, we held debt securities with an estimated fair value of $17.0 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $3.6 billion, $4.8 billion, $1.5 billion and $1.3 billion, respectively. Net unrealized losses on debt securities were $1.1 billion and $0.9 billion at December 31, 2011 and December 31, 2010, respectively. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.5 billion, $0.2 billion, $0.3 billion and $0.2 billion, respectively, at December 31, 2011, as compared with $0.1 billion, $0.2 billion, $0.4 billion and $0.2 billion, respectively, at December 31, 2010.

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

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS are in a senior position in the capital structure of the deals and 68% are agency bonds or insured by Monoline insurers (on which we continue to place reliance). Of our total RMBS portfolio at December 31, 2011 and December 31, 2010, approximately $0.5 billion and $0.7 billion, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

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

Our ABS portfolio is collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries, as well as a variety of diversified pools of assets such as student loans and credit cards. The vast majority of our ABS are in a senior position in the capital structure of the deals. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

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

(29)

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At December 31, 2011, our investment securities insured by Monolines on which we continue to place reliance were $1.2 billion, including $0.3 billion of our $0.5 billion investment in subprime RMBS. At December 31, 2011, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.3 billion.

Total pre-tax, other-than-temporary impairment losses during 2011 were $0.5 billion, of which $0.4 billion was recognized in earnings and primarily relates to credit losses on non-U.S. government and non-U.S. corporate securities and other-than-temporary losses on equity securities and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Total pre-tax, other-than-temporary impairment losses during 2010 were $0.4 billion, of which $0.2 billion was recognized in earnings and primarily relates to credit losses on RMBS, non-U.S. government securities, non-U.S. corporate securities and other-than-temporary losses on equity securities, and $0.2 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS and non-U.S. corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at December 31, 2011, is $0.6 billion. Unrealized losses are not indicative of the amount of credit loss that would be recognized as credit losses are determined based on adverse changes in expected cash flows rather than fair value. For further information relating to how credit losses are calculated, see Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.  Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At December 31, 2011, unrealized losses on investment securities totaled $1.3 billion, including $1.1 billion aged 12 months or longer, compared with unrealized losses of $1.2 billion, including $1.0 billion aged 12 months or longer at December 31, 2010. Of the amount aged 12 months or longer at December 31, 2011, more than 74% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.6 billion and $0.3 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at December 31, 2011, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. For additional information, see Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Fair Value Measurements. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Additional information about our application of this guidance is provided in Notes 1 and 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. At December 31, 2011, the aggregate amount of investments that are measured at fair value through earnings totaled $5.9 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

(30)

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our consumer portfolio is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 16% of our total portfolio. Of those, approximately 65% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 35% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

Our commercial portfolio primarily comprises senior, secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, which for our CLL business primarily include: industrial-related facilities and equipment, vehicles, corporate aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment, and healthcare industries. The portfolios in our Real Estate, GECAS and Energy Financial Services businesses are collateralized by commercial real estate, commercial aircraft and operating assets in the global energy industry, respectively. We are in a secured position for substantially all of our commercial portfolio.

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

For purposes of the discussion that follows, “delinquent” receivables are those that are 30 days or more past due based on their contractual terms; and “nonearning” receivables are those that are 90 days or more past due (or for which collection is otherwise doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition). Under FASB ASC 310, Receivables, these loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans that are paying on a cash accounting basis but classified as nonaccrual and impaired. “Nonaccrual” financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in the Critical Accounting Estimates section of this Item and Notes 1, 4 and 16 to the consolidated financial statements in part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(31)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(In millions)	2011	2010	2011	2010	2011	2010

Commercial
CLL
Americas(a)	$80,505	$88,558	$1,862	$2,573	$889	$1,288
Europe	36,899	37,498	1,167	1,241	400	429
Asia	11,635	11,943	269	406	157	222
Other(a)	436	664	11	6	4	6
Total CLL	129,475	138,663	3,309	4,226	1,450	1,945

Energy
Financial
Services	5,912	7,011	22	62	26	22

GECAS	11,901	12,615	55	–	17	20

Other	1,282	1,788	65	102	37	58
Total
Commercial	148,570	160,077	3,451	4,390	1,530	2,045

Real Estate
Debt(b)	24,501	30,249	541	961	949	1,292
Business
Properties(c)	8,248	9,962	249	386	140	196
Total Real Estate	32,749	40,211	790	1,347	1,089	1,488

Consumer
Non-U.S.
residential
mortgages(d)	36,170	40,011	3,349	3,738	706	803
Non-U.S.
installment
and revolving
credit	18,544	20,132	263	289	717	937
U.S. installment
and revolving
credit	46,689	43,974	990	1,201	2,008	2,333
Non-U.S. auto	5,691	7,558	43	46	101	168
Other	7,244	8,304	419	478	199	259
Total Consumer	114,338	119,979	5,064	5,752	3,731	4,500
Total	$295,657	$320,267	$9,305	$11,489	$6,350	$8,033

(a)	During 2011, we transferred our Railcar lending and leasing portfolio from CLL Other to CLL Americas. Prior-period amounts were reclassified to conform to the current-period presentation.

(b)	Financing receivables included $0.1 billion and $0.2 billion of construction loans at December 31, 2011 and December 31, 2010, respectively.

(c)	Our Business Properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

(d)
At December 31, 2011, net of credit insurance, approximately 25% of our secured Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, 79% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 76% and have re-indexed loan-to-value ratios of 84% and 56%, respectively. At December 31, 2011, 6% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(32)

The portfolio of financing receivables, before allowance for losses, was $295.7 billion at December 31, 2011, and $320.3 billion at December 31, 2010. Financing receivables, before allowance for losses, decreased $24.6 billion from December 31, 2010, primarily as a result of collections exceeding originations ($14.9 billion) (which includes sales), write-offs ($7.2 billion) and the stronger U.S. dollar ($1.5 billion), partially offset by acquisitions ($3.6 billion). The $24.6 billion decline in financing receivables excludes financing receivables of $11.5 billion, previously reported in Discontinued operations or Assets of businesses held for sale (primarily non-U.S. residential mortgages and non-U.S. installment and revolving credit) associated with 2011 business and portfolio dispositions. See Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Related nonearning receivables totaled $9.3 billion (3.1% of outstanding receivables) at December 31, 2011, compared with $11.5 billion (3.6% of outstanding receivables) at December 31, 2010. Nonearning receivables decreased from December 31, 2010, primarily due to write-offs and discounted payoffs in Real Estate, improved performance in Commercial and improvements in our entry rates in Consumer.

The allowance for losses at December 31, 2011 totaled $6.4 billion compared with $8.0 billion at December 31, 2010, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $1.7 billion from December 31, 2010, primarily because provisions were lower than write-offs, net of recoveries by $1.5 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables decreased from 2.5% at December 31, 2010 to 2.1% at December 31, 2011 primarily due to a decrease in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(33)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables at		nonearning financing receivables at		total financing receivables at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010	2011	2010
Commercial
CLL
Americas	2.3%	2.9%	47.7%	50.1%	1.1%	1.5%
Europe	3.2	3.3	34.3	34.6	1.1	1.1
Asia	2.3	3.4	58.4	54.7	1.3	1.9
Other	2.5	0.9	36.4	100.0	0.9	0.9
Total CLL	2.6	3.0	43.8	46.0	1.1	1.4

Energy Financial Services	0.4	0.9	118.2	35.5	0.4	0.3

GECAS	0.5	–	30.9	–	0.1	0.2

Other	5.1	5.7	56.9	56.9	2.9	3.2

Total Commercial	2.3	2.7	44.3	46.6	1.0	1.3

Real Estate
Debt	2.2	3.2	175.4	134.4	3.9	4.3
Business Properties	3.0	3.9	56.2	50.8	1.7	2.0

Total Real Estate	2.4	3.3	137.8	110.5	3.3	3.7

Consumer
Non-U.S.
residential mortgages	9.3	9.3	21.1	21.5	2.0	2.0
Non-U.S.
installment and
revolving credit	1.4	1.4	272.6	324.2	3.9	4.7
U.S. installment
and revolving credit	2.1	2.7	202.8	194.3	4.3	5.3
Non-U.S. auto	0.8	0.6	234.9	365.2	1.8	2.2
Other	5.8	5.8	47.5	54.2	2.7	3.1

Total Consumer	4.4	4.8	73.7	78.2	3.3	3.8

Total	3.1	3.6	68.2	69.9	2.1	2.5

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $1.9 billion represented 20.0% of total nonearning receivables at December 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 50.1% at December 31, 2010, to 47.7% at December 31, 2011, reflecting an overall improvement in the credit quality of the remaining portfolio and an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 2.9% at December 31, 2010, to 2.3% at December 31, 2011, primarily due to reduced nonearning exposures in our healthcare, media, franchise and inventory financing portfolios, which more than offset deterioration in our corporate aircraft portfolio. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft and, for our leveraged finance business, equity of the underlying businesses.

(34)

CLL – Europe. Nonearning receivables of $1.2 billion represented 12.5% of total nonearning receivables at December 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 34.6% at December 31, 2010, to 34.3% at December 31, 2011, primarily due to an increase in nonearning receivables in our senior secured lending portfolio, partially offset by a reduction in nonearning receivables related to account restructuring in our asset-backed lending portfolio and improved delinquency in our equipment finance portfolio. The majority of nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables decreased from 65.7% at December 31, 2010, to 55.9% at December 31, 2011, for the reasons described above. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.3% at December 31, 2010, to 3.2% at December 31, 2011, as a result of a decrease in nonearning receivables across our equipment finance and asset-backed lending portfolios, partially offset by the increase in nonearning receivables in our senior secured lending portfolio, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our senior secured lending and Interbanca S.p.A. businesses, and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.3 billion represented 2.9% of total nonearning receivables at December 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 54.7% at December 31, 2010, to 58.4% at December 31, 2011, primarily as a result of collections and write-offs of nonearning receivables in our asset-based financing businesses in Japan, Australia and New Zealand. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.4% at December 31, 2010, to 2.3% at December 31, 2011, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, Australia and New Zealand, partially offset by a lower financing receivables balance. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft, and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $0.5 billion represented 5.8% of total nonearning receivables at December 31, 2011. The decrease in nonearning receivables from December 31, 2010, was driven primarily by the resolution of U.S. multi-family and office nonearning loans, as well as European hotel and retail loans, through restructurings, payoffs and foreclosures, partially offset by new European multi-family delinquencies. The ratio of allowance for losses as a percent of nonearning receivables increased from 134.4% to 175.4% reflecting resolution of nonearning loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 4.3% at December 31, 2010 to 3.9% at December 31, 2011, driven primarily by write-offs related to settlements and payoffs from impaired loan borrowers and improvement in collateral values.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At December 31, 2011, total Real Estate financing receivables of $32.7 billion were primarily collateralized by owner-occupied properties ($8.2 billion), office buildings ($7.2 billion), apartment buildings ($4.5 billion) and hotel properties ($3.8 billion). In 2011, commercial real estate markets showed signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.2 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At December 31, 2011, we had 119 foreclosed commercial real estate properties totaling $0.7 billion.

(35)

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $3.3 billion represented 36.0% of total nonearning receivables at December 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 21.5% at December 31, 2010, to 21.1% at December 31, 2011. In the year ended 2011, our nonearning receivables decreased primarily due to improving portfolio quality in the U.K. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 84% and 56%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At December 31, 2011, we had in repossession stock 461 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables remained constant at 9.3% at December 31, 2011.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.3 billion represented 2.8% of total nonearning receivables at December 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 324.2% at December 31, 2010 to 272.6% at December 31, 2011, reflecting the effects of loan repayments and reduced originations primarily in our European platforms.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $1.0 billion represented 10.6% of total nonearning receivables at December 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 194.3% at December 31, 2010, to 202.8% at December 31, 2011, as a result of lower entry rates and improved collections resulting in reductions in our nonearning receivables balance. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.7% at December 31, 2010 to 2.1% at December 31, 2011, primarily due to lower delinquencies reflecting an improvement in the overall credit environment.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $17.0 billion nonaccrual loans at December 31, 2011, $7.5 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
December 31, 2011 (In millions)	receivables	receivables

Commercial
CLL	$4,512	$3,309
Energy Financial Services	22	22
GECAS	69	55
Other	115	65
Total Commercial	4,718	3,451

Real Estate	6,949	790

Consumer	5,316	5,064
Total	$16,983	$9,305

(36)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

	At
(In millions)	December 31,	December 31,
	2011	2010
Loans requiring allowance for losses
Commercial(a)	$2,357	$2,733
Real Estate	4,957	6,812
Consumer	3,036	2,446
Total loans requiring allowance for losses	10,350	11,991

Loans expected to be fully recoverable
Commercial(a)	3,305	3,087
Real Estate	3,790	3,005
Consumer	69	102
Total loans expected to be fully recoverable	7,164	6,194
Total impaired loans	$17,514	$18,185

Allowance for losses (specific reserves)
Commercial(a)	$812	$1,031
Real Estate	822	1,150
Consumer	717	555
Total allowance for losses (specific reserves)	$2,351	$2,736

Average investment during the period	$18,384	$15,538
Interest income earned while impaired(b)	733	391

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)	Recognized principally on a cash basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

Of our $8.7 billion impaired loans at Real Estate at December 31, 2011, $7.9 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

(37)

Our impaired loan balance at December 31, 2011 and 2010, classified by the method used to measure impairment was as follows.

	At
	December 31,	December 31,
(In millions)	2011	2010

Method used to measure impairment
Discounted cash flow	$8,981	$7,644
Collateral value	8,533	10,541
Total	$17,514	$18,185

See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for further information on collateral dependent loans and our valuation process.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At December 31, 2011, TDRs included in impaired loans were $13.7 billion, primarily relating to Real Estate ($7.0 billion), CLL ($3.6 billion) and Consumer ($2.9 billion).

Real Estate TDRs increased from $4.9 billion at December 31, 2010 to $7.0 billion at December 31, 2011, primarily driven by loans scheduled to mature during 2011, some of which were modified during 2011 and classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the year ended December 31, 2011, we modified $4.0 billion of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our modifications classified as TDRs in the last twelve months, $0.1 billion have subsequently experienced a payment default.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.6 billion at December 31, 2011 and $0.4 billion at December 31, 2010, and were 8.4% and 8.9%, respectively, of Real Estate TDRs. Although we experienced an increase in TDRs over this period, in many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the year ended December 31, 2011, we provided short-term modifications of approximately $1.0 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $2.0 billion of Consumer loans for the year ended December 31, 2011, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(38)

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 16 to the consolidated financial statements in Part II. Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GECS Selected European Exposures

At December 31, 2011, we had $92 billion in financing receivables to consumer and commercial customers in Europe. The GECS financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 85% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (“focus countries”), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECS funded exposures in these focus countries and in the rest of Europe comprised the following at December 31, 2011.

December 31, 2011							Rest of	Total
(In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
net of allowance
for loan losses(a)(b)	$2,316	$601	$881	$7,231	$88	$3,060	$78,208	$92,385

Investments(c)(d)	2	–	24	611	36	152	2,650	3,475

Derivatives,
net of collateral(c)(e)	47	–	–	86	–	–	177	310

Total funded exposures(f)	2,365	601	905	7,928	124	3,212	81,035	96,170

Unfunded commitments	–	–	–	311	–	557	8,168	9,036

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $35.4 billion before consideration of purchased credit protection. We have third-party mortgage insurance for approximately 28% of these residential mortgage loans, substantially all of which were originated in the U.K., Poland and France.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $1.1 billion related to financial institutions, $0.5 billion related to non-financial institutions and $1.9 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion, $0.1 billion and $0.1 billion related to Italy, Hungary and Greece, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Net of cash collateral, entire amount is non-sovereign.

(f)
Excludes other GECS funded assets in European countries, which comprise cash and equivalents ($41.6 billion), ELTO ($11.9 billion), real estate held for investment ($7.3 billion), and cost and equity method investments ($2.5 billion). GECS cash and equivalents in European countries include cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supra national entities ($24.2 billion) and the remaining $17.4 billion of cash and equivalents is placed with highly rated European financial institutions on a short-term basis and is secured by U.S. Treasury securities ($9.6 billion) and sovereign bonds of non-focus countries ($7.8 billion), where the value of our collateral exceeds the amount of our cash exposure.

We manage counterparty exposure, including credit risk, on an individual counterparty basis. We place defined risk limits around each obligor and review our risk exposure on the basis of both the primary and parent obligor, as well as the issuer of securities held as collateral. These limits are adjusted on an ongoing basis based on our continuing assessment of the credit risk of the obligor or issuer. In setting our counterparty risk limits, we focus on high quality credits and diversification through spread of risk in an effort to actively manage our overall exposure. We actively monitor each exposure against these limits and take appropriate action when we believe that risk limits have been exceeded or there are excess risk concentrations. Our collateral position and ability to work out problem accounts has historically mitigated our actual loss experience. Delinquency experience has been improving in our European commercial and consumer platforms in the aggregate, and we actively monitor and take action to reduce exposures where appropriate. Uncertainties surrounding European markets could have an impact on the judgments and estimates used in determining the carrying value of these assets.

Other receivables totaled $12.9 billion at December 31, 2011 and $12.3 billion at December 31, 2010, and consisted primarily of amounts due from GE (primarily related to material procurement programs of $3.5 billion and $2.7 billion at December 31, 2011 and December 31, 2010, respectively), nonfinancing customer receivables, amounts due under operating leases, tax receivables and various sundry items.

(39)

Property, plant and equipment totaled $51.4 billion at December 31, 2011, down $2.3 billion from 2010, primarily reflecting a reduction in equipment leased to others principally as a result of the disposal of our CLL marine container leasing business. Property, plant and equipment consisted primarily of equipment provided to third parties on operating leases. Details by category of investment are presented in Note 5 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Additions to property, plant and equipment were $9.9 billion and $7.7 billion during 2011 and 2010, respectively, primarily reflecting additions of commercial aircraft at GECAS.

Goodwill and other intangible assets totaled $27.2 billion and $1.5 billion, respectively, at December 31, 2011. Goodwill decreased $0.3 billion from 2010, primarily from dispositions ($0.2 billion) and the stronger U.S. dollar ($0.1 billion). Other intangible assets decreased $0.3 billion from 2010, primarily from dispositions and amortization expense. See Note 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $75.8 billion at December 31, 2011, a decrease of $1.2 billion, primarily related to a decrease in real estate equity investments ($3.3 billion) and the sale of a substantial portion of our equity investment in Garanti Bank ($3.0 billion), partially offset by increases in the fair value of derivative instruments ($4.5 billion) and our investment in PTL ($1.2 billion). During 2011, we recognized other-than-temporary impairments of cost and equity method investments, excluding those related to real estate, of $0.1 billion.

Included in other assets are Real Estate equity investments of $23.9 billion and $27.2 billion at December 31, 2011 and December 31, 2010, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $2.6 billion. Commercial real estate valuations in 2011 showed signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During 2011, Real Estate recognized pre-tax impairments of $1.2 billion in its real estate held for investment, which were driven by declining cash flow projections for properties in certain markets, most notably Japan and Spain, as well as properties we have identified for short-term disposition based upon our updated outlook of local market conditions. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at December 31, 2011 had a carrying value of $1.6 billion and an associated estimated unrealized loss of approximately $0.2 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

Liquidity and Borrowings

We maintain a strong focus on liquidity. We manage our liquidity to help ensure access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECS are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within fiscal quarters.

GECS liquidity position is targeted to meet its obligations under both normal and stressed conditions. GECS establishes a funding plan annually that is based on the projected asset size and cash needs of GE, which over the past few years, has included GE’s strategy to reduce its ending net investment in GE Capital. GECS relies on a diversified source of funding, including the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund its balance sheet, in addition to cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases to fund its operating and interest expense costs.

(40)

Our 2012 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of our long-term debt ($82.6 billion at December 31, 2011, which includes $2.6 billion of alternative and other funding), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During 2011, we earned interest income on financing receivables of $22.4 billion, which more than offset interest expense of $13.8 billion.

We maintain a detailed liquidity policy for GECS which includes a requirement to maintain a contingency funding plan. The liquidity policy defines GECS’ liquidity risk tolerance under different stress scenarios based on its liquidity sources and also establishes procedures to escalate potential issues. We actively monitor GECS’ access to funding markets and its liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

We are a savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The FRB has recently finalized a regulation that requires certain organizations it supervises to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this proposed regulation to us is not yet determined; however, the FRB has indicated that it expects to extend these requirements to large savings and loan holding companies through separate rulemaking or by order. We expect that our capital allocation planning will be subject to FRB review, which could affect the timing of the GE Capital dividend to the parent.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

GE maintains liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments (Liquidity Portfolio) and committed unused credit lines.

GE has consolidated cash and equivalents of $84.5 billion at December 31, 2011, which is available to meet its needs. At GECS, about $9 billion is in regulated bank and insurance entities and is subject to regulatory restrictions. Most of GE’s cash is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund its needs in the U.S. on a short-term basis without being subject to U.S. tax. Under current tax laws, should GE or GECS determine to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes. Less than $1 billion is held in restricted countries.

In addition to GE’s $84.5 billion of cash and equivalents, we have a centrally-managed portfolio of high-quality, liquid investments with a fair value of $3.6 billion at December 31, 2011. The Liquidity Portfolio is used to manage liquidity and meet our operating needs under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

We have committed, unused credit lines totaling $52.4 billion that have been extended to us by 58 financial institutions at December 31, 2011. These lines include $35.1 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $16.7 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

At December 31, 2011, our aggregate cash and equivalents and committed credit lines were more than twice our commercial paper borrowings balance.

(41)

Funding Plan

GE has reduced its GE Capital ending net investment, excluding cash and equivalents, from $526 billion at January 1, 2010 to $445 billion at December 31, 2011.

In 2011, we completed issuances of $26.9 billion of senior unsecured debt and $2.0 billion of subordinated notes with maturities up to 25 years (and subsequent to December 31, 2011, an additional $11.6 billion). Average commercial paper borrowings during the fourth quarter were $37.2 billion and the maximum amount of commercial paper borrowings outstanding during the fourth quarter was $39.8 billion.  Our commercial paper maturities are funded principally through new issuances.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009 for which we paid $2.3 billion of fees to the FDIC for our participation. Our TLGP-guaranteed debt has remaining maturities of $35 billion in 2012. We anticipate funding these and our other long-term debt maturities through a combination of existing cash, new debt issuances, collections exceeding originations, dispositions, asset sales, deposits and other alternative sources of funding. GECC and GE are parties to an Eligible Entity Designation Agreement and GECC is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GECC reimburse the FDIC for any amounts that the FDIC pays to holders of GECC debt that is guaranteed by the FDIC.

We securitize financial assets as an alternative source of funding. During 2011, we completed $11.8 billion of non-recourse issuances and had maturities of $12.0 billion. At December 31, 2011, consolidated non-recourse borrowings were $29.3 billion. We anticipate that securitization will remain a part of our overall funding capabilities notwithstanding the changes in consolidation rules described in Notes 1 and 17 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks. At December 31, 2011 and December 31, 2010, we were party to repurchase agreements totaling $0.1 billion and $0.2 billion, respectively, which were accounted for as on-book financings. We have had no repurchase agreements which were not accounted for as financings and we do not engage in securities lending transactions.

We have deposit-taking capability at 11 banks outside of the U.S. and two banks in the U.S. – GE Capital Retail Bank (formerly GE Money Bank), a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from three months to ten years.

Total alternative funding at December 31, 2011 was $66 billion, composed mainly of $43 billion bank deposits, $9 billion of funding secured by real estate, aircraft and other collateral and $8 billion GE Interest Plus notes. The comparable amount at December 31, 2010 was $60 billion.

Exchange rate and interest rate risks are managed with a variety of techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are originating. We apply strict policies to manage each of these risks, including prohibitions on speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called “shock” tests that seek to model the effects of shifts in rates. Such tests are inherently limited based on the assumptions used (described further below) and should not be viewed as a forecast; actual effects would depend on many variables, including market factors and the composition of our assets and liability portfolio at that time.

(42)

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. To test the effectiveness of our fixed rate positions, we assumed that, on January 1, 2012, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2012. We estimated, based on the year-end 2011 portfolio and holding all other assumptions constant, that our 2012 consolidated net earnings would decline by less than $0.1 billion as a result of this parallel shift in the yield curve.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2011 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. This analysis indicated that our 2012 consolidated net earnings would decline by less than $0.1 billion as a result of such a shift in exchange rates.

Debt and Derivative Instruments, Guarantees and Covenants

Principal debt and derivative conditions are described below.

Certain of our derivative instruments can be terminated if specified credit ratings are not maintained and certain debt and derivatives agreements of other consolidated entities have provisions that are affected by these credit ratings. As of December 31, 2011, GE and GECC’s long-term unsecured debt credit rating from Standard and Poor’s Ratings Service (S&P) was “AA+” with a stable outlook and from Moody’s Investors Service (“Moody’s”) was “Aa2” with a stable outlook. As of December 31, 2011, GE, GECS and GECC’s short-term credit rating from S&P was “A-1+” and from Moody’s was “P-1”. We are disclosing these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Although we currently do not expect a downgrade in the credit ratings, our ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our standard master agreements) on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we offset our exposures with that counterparty and apply the value of collateral posted to us to determine the net exposure. Accordingly, we actively monitor these net exposures against defined limits and take appropriate actions in response, including requiring additional collateral.

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit rating of the applicable GE entity were to fall below A-/A3. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term rating of the applicable GE entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements, outstanding interest payments and collateral posted by us under these master agreements was estimated to be $0.9 billion at December 31, 2011. See Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(43)

Other debt and derivative agreements of consolidated entities:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment grade, and are funded by the issuance of GICs. Since 2004, GECC has fully guaranteed repayment of these entities’ GIC obligations. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, certain GIC holders could require immediate repayment of their investment. To the extent that amounts due exceed the ultimate value of proceeds realized from Trinity assets, GECC would be required to provide such excess amount. As of December 31, 2011, the carrying value of the liabilities of these entities was $5.6 billion and the fair value of their assets was $4.7 billion (which included net unrealized losses on investment securities of $0.7 billion). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost. We have the ability to hold all such debt securities until maturity.

•
Another consolidated entity also had issued GICs where proceeds are loaned to GECC. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC could be required to provide up to approximately $1.7 billion as of December 31, 2011, to repay holders of GICs, compared to $2.3 billion at December 31, 2010. These obligations are included in long-term borrowings in our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
If the short-term credit rating of GECC were reduced below A-1/P-1, GECC would be required to partially cash collateralize certain covered bonds. The maximum amount that would be required to be provided in the event of such a downgrade is determined by contract and amounted to $0.7 billion and $0.8 billion at December 31, 2011 and  December 31, 2010, respectively. These obligations are included in long-term borrowings in our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Ratio of Earnings to Fixed Charges, Income Maintenance Agreement and Subordinated Debentures

On March 28, 1991, GE entered into an agreement with GECC to make payments to GECC, constituting additions to pre-tax income under the agreement, to the extent necessary to cause the ratio of earnings to fixed charges of GECC and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10:1 for the period, as a single aggregation, of each GECC fiscal year commencing with fiscal year 1991. GECC’s ratio of earnings to fixed charges was 1.52:1 for 2011.  No payment is required in 2012 pursuant to this agreement.

Any payment made under the Income Maintenance Agreement will not affect the ratio of earnings to fixed charges as determined in accordance with current SEC rules because it does not constitute an addition to pre-tax income under current U.S. GAAP.

In addition, in connection with certain subordinated debentures for which GECC receives equity credit by rating agencies, GE has agreed to promptly return dividends, distributions or other payments it receives from GECC during events of default or interest deferral periods under such subordinated debentures. There were $7.2 billion of such debentures outstanding at December 31, 2011. See Note 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Statement of Changes in Shareowner’s Equity

Shareowner’s equity increased $7.2 billion in 2011, decreased $0.8 billion in 2010 and increased $15.5 billion in 2009.

Net earnings increased GECC shareowner’s equity by $6.6 billion, $2.3 billion and $1.6 billion in 2011, 2010 and 2009, respectively. There were no dividends declared in 2011, 2010 and 2009.

Elements of other comprehensive income increased shareowner’s equity by $0.6 billion in 2011, as compared with a decrease of $1.6 billion in 2010 and an increase of $5.3 billion in 2009, inclusive of changes in accounting principles. The components of these changes are as follows:

(44)

•
Currency translation adjustments increased shareowner’s equity by $1.0 billion in 2011, decreased equity by $2.7 billion in 2010 and increased equity by $2.6 billion in 2009. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. At year end 2011 and 2010, the U.S. dollar strengthened against most major currencies, including the pound sterling and the euro, and weakened against the Australian dollar and the Japanese yen. Releases from accumulated other comprehensive income (AOCI) related to dispositions and changes in deferred taxes more than offset the effect in 2011. At year end 2009, the dollar weakened against most major currencies.

•
The change in fair value of investment securities decreased shareowner’s equity by $0.3 billion in 2011, reflecting net unrealized losses on our investment securities portfolio. The change in fair value of investment securities increased shareowner’s equity by $0.5 billion and $1.3 billion in 2010 and 2009, respectively. Further information about investment securities is provided in Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Changes in the fair value of derivatives designated as cash flow hedges increased shareowner’s equity by $0.1 billion in 2011, primarily reflecting lower fair values of interest rate and cross currency hedges which were more than offset by releases from AOCI contemporaneous with the earnings effects of the related hedged items, principally as an adjustment of interest expense on borrowings. The change in the fair value of derivatives designated as cash flow hedges increased equity by $0.5 billion and $1.4 billion in 2010 and 2009, respectively. Further information about the fair value of derivatives is provided in Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

As discussed previously in the Liquidity and Borrowings section of this Item, in the fourth quarter of 2008, GE raised $15 billion in cash through common and preferred stock offerings and contributed $15.0 billion to GECS, including $9.5 billion in the first quarter of 2009 (of which $8.8 billion was further contributed to us through capital contribution and share issuance). As a result of this action, additional paid-in capital increased by $8.8 billion in 2009.

Statement of Cash Flows – Overview from 2009 through 2011

GECC cash and equivalents were $75.7 billion at December 31, 2011, compared with $59.5 billion at December 31, 2010. GECC cash from operating activities totaled $20.0 billion for 2011, compared with cash from operating activities of $20.3 billion for the same period of 2010. This was primarily due to increases, compared to the prior year, in cash paid for income taxes of $1.0 billion and decreases in accrued expenses of $1.2 billion, partially offset by increases in net cash collateral held from counterparties on derivative contracts of $1.2 billion.

Consistent with our plan to reduce GECC asset levels, cash from investing activities was $29.7 billion in 2011, resulting from a $14.4 billion reduction in financing receivables due to collections exceeding originations. We received proceeds of $11.6 billion from sales of our Australian Home Lending operations ($4.6 billion), our Consumer businesses in Mexico ($1.9 billion), Canada ($1.4 billion) and Singapore ($0.7 billion), our Consumer RV Marine ($1.8 billion), our Real Estate Interpark business ($0.7 billion), our CLL marine container leasing business ($0.4 billion) and our CLL trailer fleet services business in Mexico ($0.1 billion). Additionally, we received proceeds of $4.4 billion from the sale of our equity method investments in Garanti Bank ($3.8 billion) and Banco Colpatria ($0.6 billion). These increases are partially offset by an increase in equipment purchases, mainly at our GECAS and CLL businesses.

GECC cash used for financing activities in 2011 of $32.7 billion related primarily to a $37.8 billion reduction in total borrowings, consisting primarily of reductions in long-term borrowings and commercial paper, partially offset by an increase in deposits at our banks.

GECC pays dividends to GECS through a distribution of its retained earnings, including special dividends from proceeds of certain business sales. Beginning in the first quarter of 2009, GECC suspended its normal dividend to GECS. There were no special dividends paid to GECS in 2011, 2010 or 2009.

(45)

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2011, follow.

	Payments due by period
					2017 and
(In billions)	Total	2012	2013-2014	2015-2016	thereafter

Borrowings and bank deposits (Note 8)	$438.0	$167.5	$99.6	$52.5	$118.4
Interest on borrowings and bank deposits	114.1	11.7	17.0	12.4	73.0
Purchase obligations(a)(b)	30.2	12.6	10.9	3.0	3.7
Insurance liabilities (Note 9)(c)	4.4	0.9	1.0	0.1	2.4
Operating lease obligations (Note 13)	2.1	0.5	0.6	0.3	0.7
Other liabilities(d)	20.2	17.4	1.9	0.3	0.6
Contractual obligations of
discontinued operations(e)	1.0	1.0	–	–	–

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

(c)	Included contracts with reasonably determinable cash flows such as guaranteed investment contracts.

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

Variable Interest Entities

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business as an alternative source of funding. The securitization transactions we engage in are similar to those used by many financial institutions.

The assets we securitize include: receivables secured by equipment, commercial real estate, credit card receivables, floorplan inventory receivables, GE trade receivables and other assets originated and underwritten by us in the ordinary course of business. The securitizations are funded with asset-backed commercial paper and term debt.

Substantially all of our securitization VIEs are consolidated because we are considered to be the primary beneficiary of the entity. Our interests in other VIEs for which we are not the primary beneficiary are accounted for as investment securities, financing receivables or equity method investments depending on the nature of our involvement.

At December 31, 2011, consolidated variable interest entity assets and liabilities were $44.8 billion and $34.4 billion, respectively, a decrease of $3.3 billion and $2.2 billion from 2010, respectively. Assets held by these entities are of equivalent credit quality to our on-book assets. We monitor the underlying credit quality in accordance with our role as servicer and apply rigorous controls to the execution of securitization transactions. With the exception of credit and liquidity support discussed below, investors in these entities have recourse only to the underlying assets.

At December 31, 2011, investments in unconsolidated VIEs, including our noncontrolling interest in PTL, were $16.9 billion, an increase of $4.3 billion from 2010, primarily related to an increase of $2.1 billion in an investment in asset-backed securities issued by a senior secured loan fund and $1.2 billion in PTL. In addition to our existing investments, we have contractual obligations to fund additional investments in the unconsolidated VIEs to fund new asset origination. At December 31, 2011, these contractual obligations were $4.3 billion, a decrease of $0.7 billion from 2010.

We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in either 2011 or 2010.

(46)

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

(47)

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

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.3 billion and $0.4 billion in 2011 and 2010, respectively. Provisions for losses on financing receivables related to commercial aircraft were an insignificant amount for both 2011 and 2010.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations – Overview section of this Item and in Notes 5 and 18 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Real Estate. We review the estimated value of our commercial real estate investments at least annually, or more frequently as conditions warrant. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $2.6 billion. Commercial real estate valuations in 2011 showed signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in the estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured using the estimated fair value of the underlying asset, which is based upon cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and is corroborated by external appraisals. During 2011, Real Estate recognized pre-tax impairments of $1.2 billion in its real estate held for investment, as compared to $2.3 billion in 2010. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, results in inherent imprecision in real estate value estimates. Further information is provided in the Global Risk Management and the Other assets sections of this Item and in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(48)

Goodwill and Other Identified Intangible Assets. We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 11% to 13.75%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses.

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

(49)

Income Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. At December 31, 2011 and 2010, $68 billion and $62 billion of earnings, respectively, have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $3.8 billion and $3.3 billion at December 31, 2011 and 2010, respectively, including $0.9 billion and $1.0 billion at December 31, 2011 and 2010, respectively, of deferred tax assets, net of valuation allowances, associated with losses reported in discontinued operations, primarily related to our loss on the sale of GE Money Japan. Such year-end 2011 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

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

At December 31, 2011, derivative assets and liabilities were $9.5 billion and $0.5 billion, respectively. Further information about our use of derivatives is provided in Notes 1, 7, 14 and 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

(50)

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

When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a loss is probable but a reasonable estimate cannot be made, disclosure is provided.

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

Other Information

New Accounting Standards

In June 2011, the FASB issued amendments to existing standards for reporting comprehensive income. Accounting Standards Update (ASU) 2011-05 rescinds the requirement to present a Consolidated Statement of Changes in Share Owners’ Equity and introduces a new statement, the Consolidated Statement of Comprehensive Income. The new statement begins with net income and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings under GAAP. For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive income but are excluded from net earnings. The amendments are effective for our first quarter 2012 financial statements. The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

(51)

In May 2011, the FASB issued amendments to existing standards for fair value measurement and disclosure, which are effective in the first quarter of 2012. The amendments clarify or change the application of existing fair value measurements, including: that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement.  The impact of adopting these amendments is expected to be immaterial to the financial statements.

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Form 10-K Report, to:

•	Average total GECC shareowner’s equity, excluding effects of discontinued operations

•	Ratio of debt to equity, net of cash and equivalents and with classification of hybrid debt as equity

•	GE Capital ending net investment (ENI), excluding cash and equivalents

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

Average Total GECC Shareowner’s Equity, Excluding Effects of Discontinued Operations(a)

December 31 (In millions)	2011	2010	2009	2008	2007

Average total GECC shareowner's equity(b)	$77,400	$71,713	$68,494	$62,655	$60,666
Less the effects of the average net
investment in discontinued operations	4,680	13,512	17,599	9,334	9,031
Average total GECC shareowner's equity,
excluding effects of discontinued
operations(a)	$72,720	$58,201	$50,895	$53,321	$51,635

(a)	Used for computing return on average shareowner’s equity and return on average total capital invested (ROTC).

(b)	On an annual basis, calculated using a five-point average.

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

(52)

Ratio of Debt to Equity, Net of Cash and Equivalents and with
Classification of Hybrid Debt as Equity

December 31 (Dollars in millions)	2011	2010	2009

GECC debt	$437,985	$465,308	$490,445
Less cash and equivalents	75,722	59,538	61,914
Less hybrid debt	7,725	7,725	7,725
	$354,538	$398,045	$420,806

GECC equity	$80,045	$72,881	$73,718
Plus hybrid debt	7,725	7,725	7,725
	$87,770	$80,606	$81,443

Ratio	4.04:1	4.94:1	5.17:1

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

GE Capital Ending Net Investment (ENI), Excluding Cash and Equivalents

	December 31,	January 1,
(In billions)	2011	2010	(a)

GECC total assets	$553.7	$653.6
Less assets of discontinued operations	1.1	15.1
Less non-interest bearing liabilities	32.3	50.3
GE Capital ENI	520.3	588.2
Less cash and equivalents	75.7	61.9
GE Capital ENI, excluding cash and equivalents	$444.6	$526.3

(a)	As originally reported.

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

(53)

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2011, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Michael A. Neal	/s/ Jeffrey S. Bornstein
Michael A. Neal	Jeffrey S. Bornstein
Chief Executive Officer	Chief Financial Officer

February 24, 2012

(54)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Corporation:

We have audited the accompanying statement of financial position of General Electric Capital Corporation and consolidated affiliates (“GECC”) as of December 31, 2011 and 2010, and the related statements of earnings, changes in shareowner’s equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15. We also have audited GECC’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GECC’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of GECC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, GECC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

(55)

As discussed in Note 1 to the consolidated financial statements, GECC, in 2010, changed its method of accounting for consolidation of variable interest entities; and, in 2009, changed its method of accounting for impairment of debt securities, business combinations and noncontrolling interests.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
February 24, 2012

(56)

General Electric Capital Corporation and consolidated affiliates

Statement of Earnings

For the years ended December 31 (In millions)	2011	2010	2009

Revenues
Revenues from services (Note 12)(a)	$45,961	$46,121	$48,195
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(455)	(431)	(571)
Less: Portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	76	199	312
Net other-than-temporary impairment on investment securities
recognized in earnings	(379)	(232)	(259)
Revenues from services (Note 12)	45,582	45,889	47,936
Sales of goods	148	533	970
Total revenues	45,730	46,422	48,906

Costs and expenses
Interest	13,845	14,494	16,878
Operating and administrative (Note 13)	12,785	14,133	14,589
Cost of goods sold	135	501	808
Investment contracts, insurance losses and insurance annuity benefits	108	144	210
Provision for losses on financing receivables (Note 4)	4,083	7,176	10,585
Depreciation and amortization (Note 5)	7,114	7,749	8,303
Total costs and expenses	38,070	44,197	51,373

Earnings (loss) from continuing operations before income taxes	7,660	2,225	(2,467)
Benefit (provision) for income taxes (Note 10)	(984)	949	3,807

Earnings from continuing operations	6,676	3,174	1,340
Earnings (loss) from discontinued operations, net of taxes (Note 2)	17	(867)	288
Net earnings	6,693	2,307	1,628
Less net earnings attributable to noncontrolling interests	127	16	15
Net earnings attributable to GECC	$6,566	$2,291	$1,613

Amounts attributable to GECC
Earnings from continuing operations	$6,549	$3,158	$1,325
Earnings (loss) from discontinued operations, net of taxes	17	(867)	288
Net earnings attributable to GECC	$6,566	$2,291	$1,613

(a)	Excluding net other-than-temporary impairment on investment securities since April 1, 2009.

See accompanying notes.

(57)

Statement of Changes in Shareowner’s Equity

(In millions)	2011	2010	2009

Changes in shareowner's equity (Note 11)
Balance at January 1	$72,881	$73,718	$58,229
Dividends and other transactions with shareowner	(1)	86	8,579
Other comprehensive income (loss)
Investment securities - net	(334)	549	1,337
Currency translation adjustments - net	996	(2,721)	2,565
Cash flow hedges - net	120	469	1,437
Benefit plans - net	(183)	54	(67)
Total other comprehensive income (loss)	599	(1,649)	5,272
Increases from net earnings attributable to GECC	6,566	2,291	1,613
Comprehensive income (loss)	7,165	642	6,885
Cumulative effect of changes in accounting principles(a)	–	(1,565)	25
Balance at December 31	80,045	72,881	73,718
Noncontrolling interests(b)	690	1,164	2,204
Total equity balance at December 31	$80,735	$74,045	$75,922

(a)
On January 1, 2010, we adopted amendments to Accounting Standards Codification (ASC) 860, Transfers and Servicing, and ASC 810, Consolidation, and recorded a cumulative effect adjustment. See Notes 11 and 17. We adopted amendments to ASC 320, Investments – Debt and Equity Securities, and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009. See Notes 3 and 11.

(b)	See Note 11 for further information about the changes in noncontrolling interests.

See accompanying notes.

(58)

General Electric Capital Corporation and consolidated affiliates

Statement of Financial Position

At December 31 (In millions, except share amounts)	2011	2010

Assets
Cash and equivalents	$75,722	$59,538
Investment securities (Note 3)	17,821	17,952
Inventories	51	66
Financing receivables – net (Notes 4 and 16)	289,307	312,234
Other receivables	12,915	12,289
Property, plant and equipment– net (Note 5)	51,399	53,747
Goodwill (Note 6)	27,230	27,508
Other intangible assets – net (Note 6)	1,539	1,874
Other assets (Note 7)	75,819	77,002
Assets of businesses held for sale (Note 2)	711	3,127
Assets of discontinued operations (Note 2)	1,148	12,375
Total assets(a)	$553,662	$577,712

Liabilities and equity
Short-term borrowings (Note 8)	$131,292	$113,646
Accounts payable	7,059	6,839
Non-recourse borrowings of consolidated securitization entities (Note 8)	29,258	30,018
Bank deposits (Note 8)	43,115	37,298
Long-term borrowings (Note 8)	234,320	284,346
Investment contracts, insurance liabilities and insurance annuity benefits (Note 9)	4,443	5,779
Other liabilities	16,249	16,859
Deferred income taxes (Note 10)	5,599	6,109
Liabilities of businesses held for sale (Note 2)	345	592
Liabilities of discontinued operations (Note 2)	1,247	2,181
Total liabilities(a)	472,927	503,667

Common stock, $14 par value (4,166,000 shares authorized at December 31, 2011 and 2010,	56	56
and 3,985,404 shares issued and outstanding at December 31, 2011 and 2010, respectively)
Accumulated other comprehensive income – net(b)
Investment securities	(671)	(337)
Currency translation adjustments	(545)	(1,541)
Cash flow hedges	(1,227)	(1,347)
Benefit plans	(563)	(380)
Additional paid-in capital	28,462	28,463
Retained earnings	54,533	47,967
Total GECC shareowner's equity	80,045	72,881
Noncontrolling interests(c)	690	1,164
Total equity (Note 11)	80,735	74,045
Total liabilities and equity	$553,662	$577,712

(a)
Our consolidated assets at December 31, 2011 include total assets of $43,854 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $37,120 million and investment securities of $4,289 million. Our consolidated liabilities at December 31, 2011 include liabilities of certain VIEs for which the VIE creditors do not have recourse to General Electric Capital Services, Inc. (GECS). These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $28,758 million.  See Note 17.

(b)	The sum of accumulated other comprehensive income – net was $(3,006) million and $(3,605) million at December 31, 2011 and 2010, respectively.

(c)	Included accumulated other comprehensive income – net attributable to noncontrolling interests of $(151) million and $(137) million at December 31, 2011 and 2010, respectively.

See accompanying notes.

(59)

General Electric Capital Corporation and consolidated affiliates

Statement of Cash Flows

For the years ended December 31 (In millions)	2011	2010	2009

Cash flows – operating activities
Net earnings	$6,693	$2,307	$1,628
Less net earnings attributable to noncontrolling interests	127	16	15
Net earnings attributable to GECC	6,566	2,291	1,613
(Earnings) loss from discontinued operations	(17)	867	(288)
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	7,114	7,749	8,303
Deferred income taxes	(41)	1,116	(2,320)
Decrease (increase) in inventories	15	5	(6)
Increase (decrease) in accounts payable	106	(221)	(506)
Provision for losses on financing receivables	4,083	7,176	10,585
All other operating activities (Note 19)	2,165	1,305	(12,387)
Cash from (used for) operating activities – continuing operations	19,991	20,288	4,994
Cash from (used for) operating activities – discontinued operations	767	712	1,775
Cash from (used for) operating activities	20,758	21,000	6,769

Cash flows – investing activities
Additions to property, plant and equipment	(9,882)	(7,674)	(6,442)
Dispositions of property, plant and equipment	5,612	7,199	6,734
Net decrease (increase) in financing receivables (Note 19)	14,392	23,061	36,927
Proceeds from sales of discontinued operations	8,950	2,510	–
Proceeds from principal business dispositions	2,623	1,171	9,088
Payments for principal businesses purchased	(50)	(559)	(7,414)
All other investing activities (Note 19)	8,055	11,217	5,441
Cash from (used for) investing activities – continuing operations	29,700	36,925	44,334
Cash from (used for) investing activities – discontinued operations	(746)	(2,197)	1,806
Cash from (used for) investing activities	28,954	34,728	46,140

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	4,322	(840)	(27,076)
Net increase (decrease) in bank deposits	6,748	4,603	(3,784)
Newly issued debt (maturities longer than 90 days) (Note 19)	43,248	37,627	81,288
Repayments and other debt reductions (maturities longer than 90 days) (Note 19)	(85,403)	(97,235)	(81,615)
Capital contribution and share issuance	–	–	8,750
Purchases of subsidiary shares from noncontrolling interests	(275)	(633)	–
All other financing activities (Note 19)	(1,356)	(2,904)	(2,215)
Cash from (used for) financing activities – continuing operations	(32,716)	(59,382)	(24,652)
Cash from (used for) financing activities – discontinued operations	(42)	(337)	(1,602)
Cash from (used for) financing activities	(32,758)	(59,719)	(26,254)

Effect of currency exchange rate changes on cash and equivalents	(791)	(208)	619

Increase (decrease) in cash and equivalents	16,163	(4,199)	27,274
Cash and equivalents at beginning of year	59,680	63,879	36,605
Cash and equivalents at end of year	75,843	59,680	63,879
Less cash and equivalents of discontinued operations at end of year	121	142	1,965
Cash and equivalents of continuing operations at end of year	$75,722	$59,538	$61,914

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(15,156)	$(16,189)	$(18,742)
Cash recovered (paid) during the year for income taxes	(1,049)	(1)	207

See accompanying notes.

(60)

General Electric Capital Corporation and consolidated affiliates

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

At December 31, 2011, all of our outstanding common stock was owned by General Electric Capital Services, Inc. (GE Capital Services or GECS), all of whose common stock was owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – entities in which we have a controlling financial interest, most often because we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our ultimate parent, but which we have agreed to actively manage and control.

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

We hold a controlling financial interest in other entities where we currently hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through substantive participating rights or as a general partner. Where we are a general partner we consider substantive removal rights held by other partners in determining if we hold a controlling financial interest. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change.

Associated companies are unconsolidated VIEs and other entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. Results of associated companies are presented on a one-line basis. Investments in, and advances to, associated companies are presented on a one-line basis in the caption “Other assets” in our Statement of Financial Position, net of allowance for losses, that represents our best estimate of probable losses inherent in such assets.

Financial Statement Presentation

We have reclassified certain prior-year amounts to conform to the current-year’s presentation.

Financial data and related measurements are presented in the following categories:

Consolidated - This represents the adding together all businesses and affiliates, giving effect to the elimination of transactions between affiliates.

Operating Segments - These comprise our five businesses, focused on the broad markets they serve: Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS). Prior-period information has been reclassified to be consistent with how we managed our businesses in 2011.

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See Note 2.

(61)

On February 22, 2012, our parent, GECS was merged with and into, GECC. The merger simplified GE’s financial services’ corporate structure by consolidating financial services entities and assets within its organization and simplifying Securities and Exchange Commission and regulatory reporting. Upon the merger, GECC became the surviving corporation and assumed all of GECS’ rights and obligations and became wholly-owned directly by GE Company. GECC’s continuing operations now includes the run-off insurance operations previously held and managed in GECS. References to GECS, GECC and GE Capital in this Form 10-K Report relate to the entities as they existed during 2011 and do not reflect the February 22, 2012 merger.

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowner’s equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.

Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2012 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

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

(62)

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

“Troubled debt restructurings” (TDRs) are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. Such loans are classified as impaired, and are individually reviewed for specific reserves.

“Nonaccrual financing receivables” are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate provided the amount does not exceed that which would have been earned at the historical effective interest rate. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

“Nonearning financing receivables” are a subset of nonaccrual financing receivables for which cash payments are not being received or for which we are on the cost recovery method of accounting (i.e., any payments are accounted for as a reduction of principal). This category excludes loans purchased at a discount (unless they have deteriorated post acquisition). Under Accounting Standards Codification (ASC) 310, Receivables, these loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition.

“Delinquent” receivables are those that are 30 days or more past due based on their contractual terms.

The same financing receivable may meet more than one of the definitions above. Accordingly, these categories are not mutually exclusive and it is possible for a particular loan to meet the definitions of a TDR, impaired loan, nonaccrual loan and nonearning loan and be included in each of these categories. The categorization of a particular loan also may not be indicative of the potential for loss.

(63)

Our consumer loan portfolio consists of smaller-balance, homogeneous loans, including credit card receivables, installment loans, auto loans and leases and residential mortgages. We collectively evaluate each portfolio for impairment quarterly. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment rates and home price indices.

Our commercial loan and lease portfolio consists of a variety of loans and leases, including both larger-balance, non-homogeneous loans and leases and smaller-balance homogeneous loans and leases. Losses on such loans and leases are recorded when probable and estimable. We routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment.

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

Measurement of the loss on our impaired commercial loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of collateral, net of expected selling costs, if the loan is determined to be collateral dependent. We determine whether a loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Our review process can often result in reserves being established in advance of a modification of terms or designation as a TDR. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based upon various statistical analyses considering historical and projected default rates and loss severity and aging, as well as our view on current market and economic conditions. It is prepared by each respective line of business. For Real Estate, this includes converting economic indicators into real estate market indicators that are calibrated by market and asset class and which are used to project expected performance of the portfolio based on specific loan portfolio metrics.

We consider multiple factors in evaluating the adequacy of our allowance for losses on Real Estate financing receivables, including loan-to-value ratios, collateral values at the individual loan level, debt service coverage ratios, delinquency status, and economic factors including interest rate and real estate market forecasts. In addition to evaluating these factors, we deem a Real Estate loan to be impaired if its projected loan-to-value ratio at maturity is in excess of 100%, even if the loan is currently paying in accordance with its contractual terms. The allowance for losses on Real Estate financing receivables is based on a discounted cash flow methodology, except in situations where the loan is within 24 months of maturity or foreclosure is deemed probable, in which case reserves are based on collateral values. If foreclosure is deemed probable or if repayment is dependent solely on the sale of collateral, we also include estimated selling costs in our reserve. Collateral values for our Real Estate loans are determined based upon internal cash flow estimates discounted at an appropriate rate and corroborated by external appraisals, as appropriate. Collateral valuations are updated at least annually, or more frequently for higher risk loans. A majority of our Real Estate impaired loans have specific reserves that are determined based on the underlying collateral values. Further discussion on determination of fair value is in the Fair Value Measurements section below.

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

(64)

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

For commercial loans, we evaluate changes in terms and conditions to determine whether those changes meet the criteria for classification as a TDR on a loan-by-loan basis. In Commercial Lending and Leasing (CLL), these changes primarily include: changes to covenants, short-term payment deferrals and maturity extensions. For these changes, we receive economic consideration, including additional fees and/or increased interest rates, and evaluate them under our normal underwriting standards and criteria. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms, and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all of the relevant facts and circumstances. When the borrower is experiencing financial difficulty, we carefully evaluate these changes to determine whether they meet the form of a concession. In these circumstances, if the change is deemed to be a concession, we classify the loan as a TDR.

When we repossess collateral in satisfaction of a loan, we write down the receivable against the allowance for losses. Repossessed collateral is included in the caption “All other assets” in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

For Consumer loans, we write off unsecured closed-end installment loans when they are 120 days contractually past due and unsecured open-ended revolving loans at 180 days contractually past due. We write down consumer loans secured by collateral other than residential real estate when such loans are 120 days past due. Consumer loans secured by residential real estate (both revolving and closed-end loans) are written down to the fair value of collateral, less costs to sell, no later than when they become 360 days past due. Unsecured consumer loans in bankruptcy are written off within 60 days of notification of filing by the bankruptcy court or within contractual write-off periods, whichever occurs earlier.

Write-offs on larger balance impaired commercial loans are based on amounts deemed uncollectible and are reviewed quarterly. Write-offs on Real Estate loans are recorded upon initiation of foreclosure or early settlement by the borrower, or in some cases, based on the passage of time depending on specific facts and circumstances. In CLL, loans are written off when deemed uncollectible (e.g., when the borrower enters restructuring, collateral is to be liquidated or at 180 days past due for smaller balance, homogeneous loans).

Partial Sales of Business Interests

Gains or losses on sales of affiliate shares where we retain a controlling financial interest are recorded in equity. Gains or losses on sales that result in our loss of a controlling financial interest are recorded in earnings along with remeasurement gains or losses on any investments in the entity that we retained.

Cash and Equivalents

Debt securities and money market instruments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.

(65)

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

For debt securities, if we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate qualitative criteria to determine whether we do not expect to recover the amortized cost basis of the security, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered other-than-temporarily impaired and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings. For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its fair value in earnings.

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

Intangible Assets

We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When all or a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business disposed and the portion of the reporting unit that will be retained.

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

Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits

Certain entities, which we consolidate, provide guaranteed investment contracts, primarily to states, municipalities and municipal authorities.

(66)

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

We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we have risk management teams that review valuation, including independent price validation for certain instruments. With regards to Level 3 valuations (including instruments valued by third parties), we perform a variety of procedures to assess the reasonableness of the valuations. Such reviews, which may be performed quarterly, monthly or weekly, include an evaluation of instruments whose fair value change exceeds predefined thresholds (and/or does not change) and consider the current interest rate, currency and credit environment, as well as other published data, such as rating agency market reports and current appraisals.  These reviews are performed within each business by the asset and risk managers, pricing committees and valuation committees.  A detailed review of methodologies and assumptions is performed by individuals independent of the business for individual measurements with a fair value exceeding predefined thresholds. This detailed review may include the use of a third-party valuation firm.

The following section describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis.

(67)

Investments in Debt and Equity Securities. When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly-traded equity securities.

For large numbers of investment securities for which market prices are observable for identical or similar investment securities but not readily accessible for each of those investments individually (that is, it is difficult to obtain pricing information for each individual investment security at the measurement date), we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate fixed income, and government, mortgage and asset-backed securities. In infrequent circumstances, our pricing vendors may provide us with valuations that are based on significant unobservable inputs, and in those circumstances we classify the investment securities in Level 3.

Annually, we conduct reviews of our primary pricing vendor to validate that the inputs used in that vendor’s pricing process are deemed to be market observable as defined in the standard. While we are not provided access to proprietary models of the vendor, our reviews have included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. Our reviews also include an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process we perform each reporting period. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. We believe that the prices received from our pricing vendor are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy.

We use non-binding broker quotes and other third-party pricing services as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted the prices we have obtained. Investment securities priced using non-binding broker quotes and other third-party pricing services are included in Level 3. As is the case with our primary pricing vendor, third-party brokers and other third-party pricing services do not provide access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management personnel conduct reviews of vendors, as applicable, similar to the reviews performed of our primary pricing vendor. In addition, we conduct internal reviews of pricing for all such investment securities quarterly to ensure reasonableness of valuations used in our financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations, and other anomalies that may indicate that a price may not be accurate. Based on the information available, we believe that the fair values provided by the brokers and other third-party pricing services are representative of prices that would be received to sell the assets at the measurement date (exit prices).

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

(68)

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

Loans. When available, we use observable market data, including pricing on recent closed market transactions, to value loans that are included in Level 2. When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk, and such loans are included in Level 3. When appropriate, loans may be valued using collateral values as a practical expedient (see Long-Lived Assets below).

Cost and Equity Method Investments. Cost and equity method investments are valued using market observable data such as quoted prices when available. When market observable data is unavailable, investments are valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate and other third-party pricing sources. These investments are generally included in Level 3.

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

Long-lived Assets. Fair values of long-lived assets, including aircraft and real estate, are primarily derived internally and are based on observed sales transactions for similar assets. In other instances, for example, collateral types for which we do not have comparable observed sales transaction data, collateral values are developed internally and corroborated by external appraisal information. Adjustments to third-party valuations may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information. For real estate, fair values are based on discounted cash flow estimates which reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and are corroborated by external appraisals. These investments are generally included in Level 3.

Retained Investments in Formerly Consolidated Subsidiaries. Upon a change in control that results in deconsolidation of a subsidiary, the fair value measurement of our retained noncontrolling stake in the former subsidiary is valued using an income approach, a market approach, or a combination of both approaches as appropriate. In applying these methodologies, we rely on a number of factors, including actual operating results, future business plans, economic projections, market observable pricing multiples of similar businesses and comparable transactions, and possible control premium. These investments are included in Level 1 or Level 3, as appropriate, determined at the time of the transaction.

Accounting Changes

On July 1, 2011, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-02, an amendment to ASC 310, Receivables.  ASU 2011-02 provides guidance for determining whether a restructuring of a debt constitutes a TDR. ASU 2011-02 requires that a restructuring be classified as a TDR when it is both a concession and the debtor is experiencing financial difficulties. The amendment also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession. The amendment applies to restructurings that have occurred subsequent to January 1, 2011. As a result of adopting these amendments on July 1, 2011, we have classified an additional $271 million of financing receivables as TDRs and have recorded an increase of $77 million to our allowance for losses on financing receivables. See Note 16.

(69)

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

We consolidated the assets and liabilities of these entities at amounts at which they would have been reported in our financial statements had we always consolidated them. We also deconsolidated certain entities where we did not meet the definition of the primary beneficiary under the revised guidance; however, the effect was insignificant at January 1, 2010. The incremental effect on total assets and liabilities, net of our investment in these entities, was an increase of $30,917 million and $32,359 million, respectively, at January 1, 2010. The net reduction of total equity (including noncontrolling interests) was $1,442 million at January 1, 2010, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings. See Note 17 for additional information.

We adopted amendments to ASC 320, Investments – Debt and Equity Securities, and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009, of $25 million.

NOTE 2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the third quarter of 2011, we committed to sell our CLL marine container leasing business, which consists of our controlling interests in the GE SeaCo joint venture along with other owned marine container assets, and our CLL trailer fleet services business in Mexico. In the fourth quarter of 2011, we completed the sale of our interest in the CLL marine container leasing business and our CLL trailer fleet services business in Mexico for proceeds of $500 million and $111 million, respectively.

In the second quarter of 2011, we committed to sell our Consumer business banking operations in Latvia.

In 2010, we committed to sell our Consumer businesses in Argentina, Brazil, and Canada, a CLL business in South Korea, and our Real Estate Interpark business. The Consumer Canada disposition was completed during the first quarter of 2011 for proceeds of $1,429 million. The Consumer Brazil and Real Estate Interpark business dispositions were completed during the second quarter of 2011 for proceeds of $22 million and $704 million, respectively. The Consumer Argentina disposition was completed during the third quarter of 2011 for proceeds of $41 million.

Summarized financial information for businesses held for sale is shown below.

December 31 (In millions)	2011	2010

Assets
Cash and equivalents	$149	$54
Financing receivables – net	412	1,917
Property, plant and equipment – net	81	103
Goodwill	20	–
Other intangible assets – net	7	187
Other assets	8	841
Other	34	25
Assets of businesses held for sale	$711	$3,127

Liabilities
Short-term borrowings	$252	$146
Accounts payable	21	46
Long-term borrowings	8	228
Other liabilities	64	172
Liabilities of businesses held for sale	$345	$592

(70)

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

Summarized financial information for discontinued operations is shown below.

(In millions)	2011	2010	2009

Operations
Total revenues	$316	$2,035	$2,348

Earnings (loss) from discontinued operations before income taxes	$(24)	$224	$351
Benefit (provision) for income taxes	62	95	(21)
Earnings (loss) from discontinued operations, net of taxes	$38	$319	$330

Disposal
Gain (loss) on disposal before income taxes	$(329)	$(1,424)	$(37)
Benefit (provision) for income taxes	308	238	(5)
Gain (loss) on disposal, net of taxes	$(21)	$(1,186)	$(42)

Earnings (loss) from discontinued operations, net of taxes	$17	$(867)	$288

		At
		December 31,	December 31,
		2011	2010
Assets
Cash and equivalents		$121	$142
Financing receivables - net		61	10,589
Other assets		–	168
Other		966	1,476
Assets of discontinued operations		$1,148	$12,375

Liabilities
Accounts payable		$7	$110
Deferred income taxes		207	238
Other		1,033	1,833
Liabilities of discontinued operations		$1,247	$2,181

Assets at December 31, 2011 and December 31, 2010, primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

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

BAC revenues from discontinued operations were $983 million and $943 million in 2010 and 2009, respectively. In total, BAC earnings from discontinued operations, net of taxes, were $854 million and $292 million in 2010 and 2009, respectively.

(71)

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

Our overall claims experience developed unfavorably through 2010. We believe that the level of excess interest refund claims was impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. In September 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial legal advertising. We observed an increase in claims during September 2010 and higher average daily claims in the fourth quarter of 2010 and the first two months of 2011. Since February and through the end of 2011, we have experienced substantial declines in the rate of incoming claims, though the overall rate of reduction, including fourth quarter experience, has been slower than we expected. During the fourth quarter of 2011, we recorded an increase to our reserve of $243 million to reflect our revised estimates of the assumed daily incoming claims reduction rate and severity. At December 31, 2011, our reserve for reimbursement of claims in excess of the statutory interest rate was $692 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Our estimated liability for excess interest refund claims at December 31, 2011 assumes the pace of incoming claims will continue to decelerate, average exposure per claim remains consistent with recent experience, and we continue to see the impact of our loss mitigation efforts. Estimating the pace of decline in incoming claims can have a significant effect on the total amount of our liability. Holding all other assumptions constant, a 20% adverse change in assumed incoming daily claim rate reduction would result in an increase to our reserves of approximately $110 million.

Uncertainties around the likelihood of consumers to present valid claims, the runoff status of the underlying book of business, the financial status of other personal lending companies in Japan, challenging economic conditions and the impact of laws and regulations make it difficult to develop a meaningful estimate of the aggregate possible claims exposure. Recent trends, including the effect of consumer activity, market activity regarding other personal loan companies and higher claims severity, may continue to have an adverse effect on claims development.

GE Money Japan loss from discontinued operations, net of taxes, were $238 million, $1,671 million and $158 million in 2011, 2010 and 2009, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC substantially discontinued all new loan originations by the second quarter of 2007, and is not a loan servicer. In connection with the sale, WMC retained certain representation and warranty obligations related to loans sold to third parties prior to the disposal of the business and contractual obligations to repurchase previously sold loans as to which there was an early payment default. All claims received for early payment default have either been resolved or are no longer being pursued.

(72)

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $705 million at December 31, 2011, $347 million at December 31, 2010 and $783 million at December 31, 2009. Reserves related to these contractual representations and warranties were $143 million and $101 million at December 31, 2011 and December 31, 2010, respectively.  We recorded adjustments to our reserve of $42 million in 2011 to reflect the higher amount of pending claims and an increase in our reserve for unidentified claims.  The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. A ten percent adverse change in these key assumptions would result in an increase to our reserves of approximately $35 million. Historically, a small percentage of the total loans WMC originated and sold has been tendered for repurchase, and of those loans tendered, only a limited amount has qualified as “validly tendered,” meaning the loans sold did not satisfy contractual obligations. In the second half of 2011, a lawsuit was filed against WMC relating to representations and warranties on $321 million of mortgages. Uncertainties surrounding economic conditions, the ability and propensity of mortgage holders to present valid claims, governmental actions, pending and threatened litigation against WMC and other activity in the mortgage industry make it difficult to develop a meaningful estimate of aggregate possible claim exposure. Actual losses could exceed the reserve amount if actual claim rates, investigative or litigation activity, valid tenders or losses WMC incurs on repurchased loans are higher than we have historically observed with respect to WMC.

WMC revenues (loss) from discontinued operations were $(42) million, $(4) million and $2 million in 2011, 2010 and 2009, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $34 million, $7 million and $1 million in 2011, 2010 and 2009, respectively.

Other

In the second quarter of 2011, we entered into an agreement to sell our Australian Home Lending operations and classified it as discontinued operations. As a result, we recognized an after-tax loss of $148 million in 2011. We completed the sale in the third quarter of 2011 for proceeds of approximately $4,577 million. Australian Home Lending revenues from discontinued operations were $250 million, $510 million and $727 million in 2011, 2010 and 2009, respectively. Australian Home Lending earnings (loss) from discontinued operations, net of taxes, were $(65) million, $70 million and $113 million in 2011, 2010 and 2009, respectively.

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for $692 million. The sale was completed in the second quarter of 2011 and resulted in the recognition of a gain on disposal, net of taxes, of $319 million. Consumer Singapore revenues from discontinued operations were $30 million, $108 million and $113 million in 2011, 2010 and 2009, respectively. Consumer Singapore earnings from discontinued operations, net of taxes, were $333 million, $36 million and $25 million in 2011, 2010 and 2009, respectively.

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively, for proceeds of $2,365 million and $1,943 million, respectively. Consumer RV Marine revenues from discontinued operations were $11 million, $210 million and $260 million in 2011, 2010 and 2009, respectively. Consumer RV Marine earnings (loss) from discontinued operations, net of taxes, were $2 million, $(99) million and $(83) million in 2011, 2010 and 2009, respectively. Consumer Mexico revenues from discontinued operations were $67 million, $228 million and $303 million in 2011, 2010 and 2009, respectively. Consumer Mexico earnings (loss) from discontinued operations, net of taxes, were $30 million, $(59) million and $66 million in 2011, 2010 and 2009, respectively.

(73)

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment grade debt securities supporting obligations to holders of guaranteed investment contracts (GICs) in Trinity and investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. We do not have any securities classified as held to maturity.

	2011				2010
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
December 31 (In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$2,749	$63	$(279)	$2,533	$3,072	$169	$(14)	$3,227
State and municipal	655	18	(141)	532	918	4	(232)	690
Residential	1,710	27	(266)	1,471	2,099	14	(355)	1,758
mortgage-backed(a)
Commercial	1,426	31	(194)	1,263	1,619	-	(183)	1,436
mortgage-backed
Asset-backed	4,985	26	(163)	4,848	3,242	7	(190)	3,059
Corporate – non-U.S.	1,216	33	(184)	1,065	1,478	39	(111)	1,406
Government – non-U.S.	2,016	2	(86)	1,932	1,804	8	(58)	1,754
U.S. government and
federal agency	3,262	12	–	3,274	3,081	3	(5)	3,079
Retained interests	25	10	–	35	55	10	(26)	39
Equity
Available-for-sale	605	58	(36)	627	902	194	(9)	1,087
Trading	241	–	–	241	417	-	-	417
Total	$18,890	$280	$(1,349)	$17,821	$18,687	$448	$(1,183)	$17,952

(a)
Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at December 31, 2011, $746 million relates to securities issued by government-sponsored entities and $725 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

(74)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
December 31 (In millions)	fair value	losses	(a)	fair value	losses	(a)

2011
Debt
U.S. corporate	$545	$(190)		$382	$(89)
State and municipal	70	(1)		256	(140)
Residential mortgage-backed	176	(3)		752	(263)
Commercial mortgage-backed	23	–		1,242	(194)
Asset-backed	100	(7)		846	(156)
Corporate – non-U.S.	87	(15)		571	(169)
Government – non-U.S.	896	(5)		202	(81)
U.S. government and federal agency	502	–		–	–
Retained interests	–	–		–	–
Equity	427	(36)		–	–
Total	$2,826	$(257)		$4,251	$(1,092)

2010
Debt
U.S. corporate	$357	$(5)		$337	$(9)
State and municipal	137	(16)		443	(216)
Residential mortgage-backed	166	(3)		920	(352)
Commercial mortgage-backed	779	(103)		652	(80)
Asset-backed	111	(5)		902	(185)
Corporate – non-U.S.	123	(2)		673	(109)
Government – non-U.S.	642	(6)		105	(52)
U.S. government and federal agency	1,613	(5)		–	–
Retained interests	–	–		34	(26)
Equity	46	(9)		–	–
Total	$3,974	$(154)		$4,066	$(1,029)

(a)	Includes gross unrealized losses at December 31, 2011 of $(260) million related to securities that had other-than-temporary impairments recognized in a prior period.

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

The majority of our RMBS have investment grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Of our total RMBS at December 31, 2011 and 2010, approximately $510 million and $665 million, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. These are collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. In addition, of the total residential subprime credit exposure at December 31, 2011 and 2010, approximately $275 million and $341 million, respectively, was insured by Monoline insurers (Monolines) on which we continue to place reliance.

(75)

Our commercial mortgage-backed securities (CMBS) portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS), a majority of which were originated in 2006 and 2007. Substantially all of the securities in our CMBS portfolio have investment grade credit ratings and the vast majority of the securities are in a senior position in the capital structure.

Our asset-backed securities (ABS) portfolio is collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries, as well as a variety of diversified pools of assets such as student loans and credit cards. The vast majority of our ABS are in a senior position in the capital structure of the deals. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

For ABS and RMBS, we estimate the portion of loss attributable to credit using a discounted cash flow model that considers estimates of cash flows generated from the underlying collateral. Estimates of cash flows consider credit risk, interest rate and prepayment assumptions that incorporate management’s best estimate of key assumptions of the underlying collateral, including default rates, loss severity and prepayment rates. For CMBS, we estimate the portion of loss attributable to credit by evaluating potential losses on each of the underlying loans in the security. Collateral cash flows are considered in the context of our position in the capital structure of the deals. Assumptions can vary widely depending upon the collateral type, geographic concentrations and vintage.

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

During 2011, we recorded pre-tax, other-than-temporary impairments of $455 million, of which $379 million was recorded through earnings ($81 million relates to equity securities) and $76 million was recorded in accumulated other comprehensive income (AOCI). At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $316 million. During 2011, we recognized first-time impairments of $57 million and incremental charges on previously impaired securities of $223 million. These amounts included $60 million related to securities that were subsequently sold.

During 2010, we recorded pre-tax, other-than-temporary impairments of $431 million, of which $232 million was recorded through earnings ($35 million relates to equity securities) and $199 million was recorded in AOCI. At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $140 million. During 2010, we recognized first-time impairments of $157 million and incremental charges on previously impaired securities of $35 million. These amounts included $16 million related to securities that were subsequently sold.

During 2009, we recorded pre-tax, other-than-temporary impairments of $735 million, of which $422 million was recorded through earnings ($28 million relates to equity securities) and $312 million was recorded in AOCI. At April 1, 2009, $33 million was reclassified to retained earnings as a result of the amendments to ASC 320. Subsequent to April 1, 2009, first-time and incremental credit impairments were $79 million and $147 million, respectively. Previous credit impairments related to securities sold were $84 million.

(76)

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due in
2012	$2,480	$2,488
2013-2016	5,015	5,008
2017-2021	1,469	1,166
2022 and later	919	660

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2011	2010	2009

Gains	$194	$161	$105
Losses, including impairments	(391)	(239)	(453)
Net	$(197)	$(78)	$(348)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $15,208 million, $15,334 million and $6,842 million in 2011, 2010 and 2009, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains (losses) on trading securities of $22 million, $(7) million and $408 million in 2011, 2010 and 2009, respectively.

NOTE 4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	At
	December 31,	December 31,
(In millions)	2011	2010

Loans, net of deferred income(a)	$257,515	$275,877
Investment in financing leases, net of deferred income	38,142	44,390
	295,657	320,267
Less allowance for losses	(6,350)	(8,033)
Financing receivables – net(b)	$289,307	$312,234

(a)	Deferred income was $2,319 million and $2,351 million at December 31, 2011 and December 31, 2010, respectively.

(b)
Financing receivables at December 31, 2011 and December 31, 2010 included $1,062 million and $1,503 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

(77)

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

For federal income tax purposes, the leveraged leases and the majority of the direct financing leases are leases in which GECS depreciates the leased assets and is taxed upon the accrual of rental income. Certain direct financing leases are loans for federal income tax purposes. For these transactions, GECS is taxed only on the portion of each payment that constitutes interest, unless the interest is tax-exempt (e.g., certain obligations of state governments).

Investment in direct financing and leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. GECS has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases; such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The GECS share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment. For federal income tax purposes, GECS is entitled to deduct the interest expense accruing on non-recourse financing related to leveraged leases.

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2011	2010	2011	2010	2011	2010

Total minimum lease payments receivable	$44,157	$52,180	$33,667	$40,037	$10,490	$12,143
Less principal and interest on third-party
non-recourse debt	(6,812)	(8,110)	–	–	(6,812)	(8,110)
Net rentals receivables	37,345	44,070	33,667	40,037	3,678	4,033
Estimated unguaranteed residual value of
leased assets	7,592	8,495	5,140	5,991	2,452	2,504
Less deferred income	(6,795)	(8,175)	(5,219)	(6,438)	(1,576)	(1,737)
Investment in financing leases, net of
deferred income	38,142	44,390	33,588	39,590	4,554	4,800
Less amounts to arrive at net investment
Allowance for losses	(294)	(396)	(281)	(378)	(13)	(18)
Deferred taxes	(6,718)	(6,168)	(2,938)	(2,266)	(3,780)	(3,902)
Net investment in financing leases	$31,130	$37,826	$30,369	$36,946	$761	$880

(a)	Included $413 million and $452 million of initial direct costs on direct financing leases at December 31, 2011 and 2010, respectively.

(b)
Included pre-tax income of $116 million and $133 million and income tax of $35 million and $51 million during 2011 and 2010, respectively. Net investment credits recognized on leveraged leases during 2011 and 2010 were insignificant.

(78)

Contractual Maturities

	Total	Net rentals
(In millions)	loans	receivable

Due in
2012	$64,548	$10,353
2013	22,689	7,434
2014	22,829	5,500
2015	16,133	4,081
2016	16,869	2,402
2017 and later	60,436	7,575
	203,504	37,345
Consumer revolving loans	54,011	–
Total	$257,515	$37,345

We expect actual maturities to differ from contractual maturities.

(79)

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

Financing Receivables – net

The following table displays our financing receivables balances.

	At
	December 31,	December 31,
(In millions)	2011	2010

Commercial
CLL
Americas(a)	$80,505	$88,558
Europe	36,899	37,498
Asia	11,635	11,943
Other(a)	436	664
Total CLL	129,475	138,663

Energy Financial Services	5,912	7,011

GECAS	11,901	12,615

Other	1,282	1,788
Total Commercial financing receivables	148,570	160,077

Real Estate
Debt	24,501	30,249
Business Properties	8,248	9,962
Total Real Estate financing receivables	32,749	40,211

Consumer
Non-U.S. residential mortgages	36,170	40,011
Non-U.S. installment and revolving credit	18,544	20,132
U.S. installment and revolving credit	46,689	43,974
Non-U.S. auto	5,691	7,558
Other	7,244	8,304
Total Consumer financing receivables	114,338	119,979

Total financing receivables	295,657	320,267

Less allowance for losses	(6,350)	(8,033)
Total financing receivables – net	$289,307	$312,234

(a)	During 2011, we transferred our Railcar lending and leasing portfolio from CLL Other to CLL Americas. Prior-period amounts were reclassified to conform to the current-period presentation.

(80)

Allowance for Losses on Financing Receivables

The following tables provide a roll-forward of our allowance for losses on financing receivables.

	Balance at	Provision								Balance at
	January 1,	charged to				Gross				December 31,
(In millions)	2011	operations	(a)	Other	(b)	write-offs	(c)	Recoveries	(c)	2011

Commercial
CLL
Americas	$1,288	$281		$(96)		$(700)		$116		$889
Europe	429	195		(5)		(286)		67		400
Asia	222	105		13		(214)		31		157
Other	6	3		(3)		(2)		–		4
Total CLL	1,945	584		(91)		(1,202)		214		1,450

Energy Financial Services	22	–		(1)		(4)		9		26

GECAS	20	–		–		(3)		–		17

Other	58	23		–		(47)		3		37
Total Commercial	2,045	607		(92)		(1,256)		226		1,530

Real Estate
Debt	1,292	242		2		(603)		16		949
Business Properties	196	82		–		(144)		6		140
Total Real Estate	1,488	324		2		(747)		22		1,089

Consumer
Non-U.S. residential
mortgages	803	249		(20)		(381)		55		706
Non-U.S. installment
and revolving credit	937	490		(30)		(1,257)		577		717
U.S. installment and
revolving credit	2,333	2,241		1		(3,095)		528		2,008
Non-U.S. auto	168	30		(4)		(216)		123		101
Other	259	142		(20)		(272)		90		199
Total Consumer	4,500	3,152		(73)		(5,221)		1,373		3,731
Total	$8,033	$4,083		$(163)		$(7,224)		$1,621		$6,350

(a)	Included a provision of $77 million at Consumer related to the July 1, 2011 adoption of ASU 2011-02. See Note 16.

(b)	Other primarily included transfers to held for sale and the effects of currency exchange.

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

(81)

	Balance at	Adoption of	Balance at	Provision				Balance at
	December 31,	ASU 2009	January 1,	charged to		Gross		December 31,
(In millions)	2009	16 & 17(a)	2010	operations	Other(b)	write-offs(c)	Recoveries(c)	2010

Commercial
CLL
Americas	$1,180	$66	$1,246	$1,059	$(11)	$(1,136)	$130	$1,288
Europe	575	–	575	269	(37)	(440)	62	429
Asia	244	(10)	234	153	(6)	(181)	22	222
Other	10	–	10	(2)	(1)	(1)	–	6
Total CLL	2,009	56	2,065	1,479	(55)	(1,758)	214	1,945

Energy Financial Services	28	–	28	65	–	(72)	1	22

GECAS	104	–	104	12	–	(96)	–	20

Other	34	–	34	33	–	(9)	–	58
Total Commercial	2,175	56	2,231	1,589	(55)	(1,935)	215	2,045

Real Estate
Debt	1,358	(3)	1,355	764	10	(838)	1	1,292
Business Properties	136	45	181	146	(8)	(126)	3	196
Total Real Estate	1,494	42	1,536	910	2	(964)	4	1,488

Consumer
Non-U.S. residential
mortgages	892	–	892	256	(41)	(381)	77	803
Non-U.S. installment
and revolving credit	1,106	–	1,106	1,047	(68)	(1,733)	585	937
U.S. installment and
revolving credit	1,551	1,602	3,153	3,018	(6)	(4,300)	468	2,333
Non-U.S. auto	292	–	292	91	(61)	(313)	159	168
Other	292	–	292	265	5	(394)	91	259
Total Consumer	4,133	1,602	5,735	4,677	(171)	(7,121)	1,380	4,500
Total	$7,802	$1,700	$9,502	$7,176	$(224)	$(10,020)	$1,599	$8,033

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Other primarily included the effects of currency exchange.

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

(82)

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				December 31,
(In millions)	2009	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2009

Commercial
CLL
Americas	$846	$1,400	$(42)		$(1,117)		$93		$1,180
Europe	311	625	(14)		(431)		84		575
Asia	163	257	3		(203)		24		244
Other	1	8	5		(4)		–		10
Total CLL	1,321	2,290	(48)		(1,755)		201		2,009

Energy Financial
Services	58	33	4		(67)		–		28

GECAS	58	65	(3)		(16)		–		104

Other	28	29	–		(24)		1		34
Total Commercial	1,465	2,417	(47)		(1,862)		202		2,175

Real Estate
Debt	282	1,295	13		(232)		–		1,358
Business Properties	19	147	–		(32)		2		136
Total Real Estate	301	1,442	13		(264)		2		1,494

Consumer
Non-U.S. residential
mortgages	328	883	69		(469)		81		892
Non-U.S. installment
and revolving credit	1,000	1,741	39		(2,235)		561		1,106
U.S. installment and
revolving credit	1,616	3,367	(975)		(2,612)		155		1,551
Non-U.S. auto	187	389	30		(510)		196		292
Other	225	346	45		(389)		65		292
Total Consumer	3,356	6,726	(792)		(6,215)		1,058		4,133
Total	$5,122	$10,585	$(826)		$(8,341)		$1,262		$7,802

(a)	Other primarily included the effects of securitization activity and currency exchange.

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

(83)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

	Depreciable
	lives-new
December 31 (Dollars in millions)	(in years)		2011	2010

Original cost(b)
Land and improvements, buildings, structures and
related equipment	1-37	(a)	$3,075	$3,475
Equipment leased to others
Aircraft	19-21		46,240	45,674
Vehicles	1-28		15,278	17,216
Railroad rolling stock	4-50		4,324	4,331
Construction and manufacturing	1-30		2,644	2,586
All other(c)	3-30		3,438	5,855
Total			$74,999	$79,137

Net carrying value(b)
Land and improvements, buildings, structures and
related equipment			$1,479	$1,644
Equipment leased to others
Aircraft(d)			34,271	34,665
Vehicles			8,772	9,077
Railroad rolling stock			2,853	2,960
Construction and manufacturing			1,670	1,454
All other(c)			2,354	3,947
Total			$51,399	$53,747

(a)	Depreciable lives exclude land.

(b)	Included $1,570 million and $1,571 million of original cost of assets leased to GE with accumulated amortization of $470 million and $531 million at December 31, 2011 and 2010, respectively.

(c)	Included $2,404 million of original cost and $1,670 million of carrying value at December 31, 2010 related to our CLL marine container leasing business, which was disposed during 2011.

(d)
GECAS recognized impairment losses of $301 million in 2011 and $438 million in 2010 recorded in the caption “Depreciation and amortization” in the Statement of Earnings to reflect adjustments to fair value based on an evaluation of average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

Amortization of equipment leased to others was $6,253 million, $6,786 million and $7,179 million in 2011, 2010 and 2009, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2011, are as follows:

(In millions)

Due in
2012	$7,345
2013	5,995
2014	4,916
2015	3,772
2016	3,025
2017 and later	8,779
Total	$33,832

(84)

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

December 31 (In millions)	2011	2010

Goodwill	$27,230	$27,508

Other intangible assets
Intangible assets subject to amortization	$1,539	$1,874

Changes in goodwill balances follow.

	2011				2010
			Dispositions,					Dispositions,
			currency					currency
	Balance at		exchange	Balance at	Balance at			exchange	Balance at
(In millions)	January 1	Acquisitions	and other	December 31	January 1		Acquisitions	and other	December 31

CLL	$13,893	$6	$(154)	$13,745	$14,053	(a)	$19	$(179)	$13,893
Consumer	10,817	–	(42)	10,775	10,864	(a)	–	(47)	10,817
Real Estate	1,089	–	(88)	1,001	1,189		–	(100)	1,089
Energy Financial Services	1,562	–	–	1,562	2,119		–	(557)	1,562
GECAS	147	–	–	147	157		–	(10)	147
Total	$27,508	$6	$(284)	$27,230	$28,382		$19	$(893)	$27,508

(a)	Reflected the transfer of the Consumer Business in Italy during the first quarter of 2010 from Consumer to CLL, resulting in a related movement of beginning goodwill balance of $18 million.

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

Goodwill balances decreased $278 million during 2011, primarily as a result of dispositions ($216 million) and the stronger U.S. dollar ($89 million). Our reporting units and related goodwill balances are CLL ($13,745 million), Consumer ($10,775 million), Real Estate ($1,001 million), Energy Financial Services ($1,562 million) and GECAS ($147 million) at December 31, 2011.

Goodwill balances decreased $874 million during 2010, primarily as a result of the deconsolidation of Regency Energy Partners L.P. (Regency) ($557 million) and the stronger U.S. dollar ($125 million), partially offset by goodwill related to new acquisitions ($19 million).

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

(85)

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

Our Real Estate reporting unit had a goodwill balance of $1,001 million at December 31, 2011. As of July 1, 2011, the carrying amount exceeded the estimated fair value of our Real Estate reporting unit by approximately $0.7 billion. The estimated fair value of the Real Estate reporting unit is based on a number of assumptions about future business performance and investment, including loss estimates for the existing finance receivable and investment portfolio, new debt origination volume and margins, and stabilization of the real estate market allowing for sales of real estate investments at normalized margins. Our assumed discount rate was 11.25% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. Given the volatility and uncertainty in the current commercial real estate environment, there is uncertainty about a number of assumptions upon which the estimated fair value is based. Different loss estimates for the existing portfolio, changes in the new debt origination volume and margin assumptions, changes in the expected pace of the commercial real estate market recovery, or changes in the equity return expectation of market participants may result in changes in the estimated fair value of the Real Estate reporting unit.

(86)

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

Intangible Assets Subject to Amortization

	2011			2010
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
December 31 (In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,186	$(697)	$489	$1,112	$(588)	$524
Patents, licenses and trademarks	250	(208)	42	599	(532)	67
Capitalized software	2,037	(1,590)	447	2,016	(1,522)	494
Lease valuations	1,470	(944)	526	1,646	(917)	729
All other	318	(283)	35	326	(266)	60
Total	$5,261	$(3,722)	$1,539	$5,699	$(3,825)	$1,874

During 2011, we recorded additions to intangible assets subject to amortization of $231 million. The components of finite-lived intangible assets acquired during 2011 and their respective weighted-average amortizable period are: $136 million – Capitalized software (4.5 years) and $95 million – Customer-related (5.9 years).

Amortization expense related to intangible assets was $532 million, $623 million and $872 million for 2011, 2010 and 2009, respectively, and is recorded in the caption “Operating and administrative” in the Statement of Earnings. We estimate annual pre-tax amortization for intangible assets over the next five calendar years to be as follows: 2012 - $410 million; 2013 - $324 million; 2014 - $235 million; 2015 - $163 million; and 2016 - $137 million.

(87)

NOTE 7. OTHER ASSETS

December 31 (In millions)	2011	2010

Investments
Real estate(a)(b)	$28,252	$31,553
Associated companies	23,589	25,662
Assets held for sale(c)	4,525	3,538
Cost method(b)	2,360	1,916
Other	1,719	2,249
	60,445	64,918

Derivative instruments	9,499	4,962
Deferred borrowing costs(d)	1,327	1,982
Advances to suppliers	1,560	1,853
Deferred acquisition costs	47	52
Other	2,941	3,235
Total	$75,819	$77,002

(a)
Our investment in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2011: office buildings (46%), apartment buildings (14%), industrial properties (10%), retail facilities (8%), franchise properties (8%) and other (14%). At December 31, 2011, investments were located in the Americas (48%), Europe (27%) and Asia (25%).

(b)
The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2011, were $425 million and $61 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2011, were $65 million and $3 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2010, were $396 million and $55 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2010, were $16 million and $2 million, respectively.

(c)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale or other means. At December 31, 2011 and 2010, such assets consisted primarily of loans, aircraft, equipment and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $122 million and $115 million at December 31, 2011 and 2010, respectively.

(d)	Included $329 million and $916 million at December 31, 2011 and 2010, respectively, of unamortized fees related to our participation in the Temporary Liquidity Guarantee Program.

(88)

NOTE 8. BORROWINGS AND BANK DEPOSITS

Short-term Borrowings		2011		2010
			Average		Average
December 31 (In millions)		Amount	rate(a)	Amount	rate(a)

Commercial paper
U.S.		$28,552	0.23%	$27,398	0.28%
Non-U.S.		10,569	1.63	9,497	1.42
Current portion of long-term		–
borrowings(b)(c)(d)(f)		82,648	2.72	65,610	3.24
GE Interest Plus notes(e)		8,474	1.32	9,058	1.59
Other(d)		1,049		2,083
Total short-term borrowings		$131,292		$113,646

Long-term Borrowings		2011		2010
			Average		Average
December 31 (In millions)	Maturities	Amount	rate(a)	Amount	rate(a)

Senior notes(b)(c)	2013-2055	$210,427	3.49%	$263,043	3.29%
Subordinated notes(f)	2014-2037	4,533	3.12	2,276	5.20
Subordinated debentures(g)(h)	2066-2067	7,215	6.66	7,298	6.63
Other(d)(i)		12,145		11,729
Total long-term borrowings		$234,320		$284,346

Non-recourse borrowings of consolidated
securitization entities (j)	2012-2022	$29,258	1.40	$30,018	1.20

Bank deposits(k)		$43,115		$37,298

Total borrowings and bank deposits		$437,985		$465,308

(a)	Based on year-end balances and year-end local currency effective interest rates, including the effects from hedging.

(b)
GECC had issued and outstanding $35,040 million and $53,495 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at December 31, 2011 and 2010, respectively. Of the above amounts, $35,040 million and $18,455 million are included in current portion of long-term borrowings at December 31, 2011 and 2010, respectively.

(c)
Included in total long-term borrowings were $1,845 million and $2,395 million of obligations to holders of GICs at December 31, 2011 and 2010, respectively. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC could be required to provide up to $1,718 million as of December 31, 2011, to repay holders of GICs.

(d)
Included $8,521 million and $11,117 million of funding secured by real estate, aircraft and other collateral at December 31, 2011 and 2010, respectively, of which $2,967 million and $4,653 million is non-recourse to GECC at December 31, 2011 and 2010, respectively.

(e)	Entirely variable denomination floating-rate demand notes.

(f)	Included $117 million of subordinated notes guaranteed by GE included in current portion of long-term borrowings at December 31, 2011 and in long-term borrowings at December 31, 2010.

(g)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(h)
Includes $2,872 million of subordinated debentures, which constitute the sole assets of wholly-owned trusts who have issued trust preferred securities. Obligations associated with these trusts are unconditionally guaranteed by GECC.

(i)
Included $1,955 million and $1,984 million of covered bonds at December 31, 2011 and 2010, respectively. If the short-term credit rating of GECC were reduced below A-1/P-1, GECC would be required to partially cash collateralize these bonds in an amount up to $727 million at December 31, 2011.

(j)
Included at December 31, 2011 and 2010 were $10,714 million and $10,499 million of current portion of non-recourse borrowings of CSEs, respectively, and $18,544 million and $19,519 million of long-term non-recourse borrowings of CSEs, respectively. See Note 17.

(k)
Included $16,281 million and $18,781 million of deposits in non-U.S. banks at December 31, 2011 and 2010, respectively, and $17,201 million and $11,606 million of certificates of deposits with maturities greater than one year at December 31, 2011 and 2010, respectively.

(89)

Additional information about borrowings and associated swaps can be found in Note 15.

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities, including borrowings from GE, over the next five years follow.

(In millions)	2012		2013	2014	2015	2016

	$82,648	(a)	$38,332	$36,540	$23,448	$21,197

(a)	Fixed and floating rate notes of $444 million contain put options with exercise dates in 2012, and which have final maturity beyond 2016.

Committed credit lines totaling $52.4 billion had been extended to us by 58 banks at year-end 2011. Availability of these lines is shared between GE and GECC with $12.4 billion and $52.4 billion available to GE and GECC, respectively. Our lines include $35.1 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $16.7 billion are 364-day lines that contain a term-out feature that allows us to extend the borrowings for one year from the date of expiration of the lending agreement.

NOTE 9. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to holders of guaranteed investment contracts.

December 31 (In millions)	2011	2010

Guaranteed investment contracts	$4,226	$5,502
Unpaid claims and claims adjustment expenses	46	64
Unearned premiums	171	213
Total	$4,443	$5,779

When insurance affiliates cede insurance to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption “Other receivables” on our Statement of Financial Position, and amounted to $29 million and $39 million at December 31, 2011 and 2010, respectively.

We recognize reinsurance recoveries, as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits”. We had no reinsurance recoveries for the years ended December 31, 2011, 2010 and 2009.

NOTE 10. INCOME TAXES

Provision for Income Taxes

(In millions)	2011	2010	2009

Current tax expense (benefit)	$1,025	$(2,065)	$(1,487)
Deferred tax expense (benefit) from temporary differences	(41)	1,116	(2,320)
Total	$984	$(949)	$(3,807)

GE and GECC file a consolidated U.S. federal income tax return. The provision for current tax expense includes our effect on the consolidated return. Our effect on the consolidated liability is generally settled in cash as GE tax payments are due. The effect of GECC on the amount of the consolidated tax liability from the formation of the NBC Universal joint venture will be settled in cash when GECC tax deductions and credits otherwise would have reduced the liability of the group absent the tax on formation.

(90)

U.S. earnings (loss) from continuing operations before income taxes were $3,455 million in 2011, $(8) million in 2010 and $(5,531) million in 2009. The corresponding amounts for non-U.S.-based operations were $4,205 million in 2011, $2,233 million in 2010 and $3,064 million in 2009.

Current tax expense (benefit) includes amounts applicable to U.S. federal income taxes of $(1,676) million, $(3,488) million and $(1,737) million in 2011, 2010 and 2009, respectively, related to the benefit from our deductions and credits in excess of GE’s current U.S. tax expense. Current tax expense amounts applicable to non-U.S. jurisdictions were $2,855 million, $1,541 million and $437 million in 2011, 2010 and 2009, respectively. Deferred taxes related to U.S. federal income taxes were an expense of $1,444 million and $1,919 in 2011 and 2010, respectively, and a benefit of $(2,220) million in 2009, and amounts applicable to non-U.S. jurisdictions of a benefit of $(1,620) million, $(913) million and $(7) million in 2011, 2010 and 2009, respectively.

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

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, which expired at the end of 2011, had been scheduled to expire and had been extended by Congress on six previous occasions, including in December of 2010, but there can be no assurance that it will be extended, including  retroactively. In the event the provision is not extended after 2011, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2012.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2011 and December 31, 2010, were approximately $68 billion and $62 billion, respectively. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

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

(91)

Annually, GE files over 6,500 income tax returns in over 250 global taxing jurisdictions a substantial portion of which includes our activities. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2011, the Internal Revenue Service (IRS) completed the audit of our consolidated U.S. income tax returns for 2006-2007, except for certain issues that remain under examination. During 2010, the IRS completed the audit of our consolidated U.S. income tax returns for 2003-2005. At December 31, 2011, the IRS was auditing our consolidated U.S. income tax returns for 2008-2009. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. In January 2012, the U.S. Court of Appeals for the Second Circuit reversed the district court decision which allowed GE’s $62 million refund claim with the IRS regarding the taxation of the Castle Harbour aircraft leasing partnership from 1993–1998. Because a liability had been provided for this matter, this decision has no effect on our results of operations for 2011 or 2012. It is reasonably possible that the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2006-2007, reduced our 2011 consolidated income tax rate by 2.7 percentage points. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2003-2005, reduced our 2010 consolidated effective tax rate by 12.4 percentage points.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

December 31 (In millions)	2011	2010

Unrecognized tax benefits	$2,049	$2,949
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	1,335	1,330
Accrued interest on unrecognized tax benefits	337	577
Accrued penalties on unrecognized tax benefits	65	73
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-600	0-1,200
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-150	0-250

(a)	Some portion of such reduction might be reported as discontinued operations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2011	2010

Balance at January 1	$2,949	$3,820
Additions for tax positions of the current year	124	43
Reductions for tax positions of the current year	(13)	–
Additions for tax positions of prior years	423	339
Reductions for tax positions of prior years	(1,399)	(1,208)
Settlements with tax authorities	(30)	(34)
Expiration of the statute of limitations	(5)	(11)
Balance at December 31	$2,049	$2,949

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the year ended December 31, 2011, $(240) million of interest expense and $(8) million of tax expense related to penalties were recognized in the Statement of Earnings, compared with $(136) million of interest expense and no tax expense related to penalties for the year ended December 31, 2010 and $20 million of interest expense and $8 million of tax expense related to penalties for the year ended December 31, 2009.

(92)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	2011	2010	2009

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from
Tax on global activities including exports(a)	(14.3)	(51.6)	98.5
U.S. business credits(b)	(4.6)	(13.1)	12.9
All other - net	(3.3)	(13.0)	7.9
	(22.2)	(77.7)	119.3
Actual income tax rate	12.8%	(42.7)%	154.3%

(a)	2009 included 28.4% from indefinite reinvestment of prior-year earnings.

(b)	U.S. general business credits, primarily the credit for energy produced from renewable sources, the non-conventional fuel tax credit and the low-income housing credit.

Deferred Income Taxes

Principal components of our net liability (asset) representing deferred income tax balances are as follows:

December 31 (In millions)	2011	2010

Assets
Allowance for losses	$2,963	$2,800
Non-U.S. loss carryforwards(a)	2,861	2,320
Net unrealized losses on securities	419	131
Cash flow hedges	228	692
Other - net	5,503	7,083
Total deferred income tax assets	11,974	13,026

Liabilities
Financing leases	6,718	6,168
Operating leases	5,061	4,795
Intangible assets	1,780	1,654
Investment in global subsidiaries	(54)	1,275
Other - net	4,068	5,243
Total deferred income tax liabilities	17,573	19,135

Net deferred income tax liability	$5,599	$6,109

(a)
Net of valuation allowances of $613 million and $419 million for 2011 and 2010, respectively. Of the net deferred tax asset as of December 31, 2011, of $2,861 million, $17 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2012, through December 31, 2014; $99 million relates to net operating losses that expire in various years ending from December 31, 2015, through December 31, 2026 and $2,745 million relates to net operating loss carryforwards that may be carried forward indefinitely.

(93)

NOTE 11. SHAREOWNER’S EQUITY

(In millions)	2011	2010	2009

Common stock issued	$56	$56	$56

Accumulated other comprehensive income
Balance at January 1(a)	$(3,605)	$(1,956)	$(6,970)
Investment securities - net of deferred taxes
of $(155), $314, and $494	(365)	498	1,341
Currency translation adjustments - net of deferred taxes
of $(703), $2,196 and $(666)	615	(2,779)	2,593
Cash flow hedges - net of deferred taxes
of $214, $(511) and $917	(990)	(508)	896
Benefit plans - net of deferred taxes
of $(107), $10 and $(25)(b)	(204)	20	(93)
Reclassification adjustments
Investment securities - net of deferred taxes
of $1, $27 and $255	31	51	(4)
Currency translation adjustments - net of deferred taxes
of $357, $22 and $(51)	381	58	(28)
Cash flow hedges - net of deferred taxes
$205, $723 and $399	1,110	977	541
Benefit plans - net of deferred taxes
of $11, $17 and $11(c)	21	34	26
Balance at December 31	$(3,006)	$(3,605)	$(1,698)

Additional paid-in capital
Balance at January 1	$28,463	$28,431	$19,671
Contributions and other(d)	(1)	32	8,760
Balance at December 31	$28,462	$28,463	$28,431

Retained earnings
Balance at January 1(e)	$47,967	$45,622	$45,497
Net earnings	6,566	2,291	1,613
Dividends (d)	–	–	–
Other(d)(f)	–	54	(181)
Balance at December 31	$54,533	$47,967	$46,929

Total equity
GECC shareowner's equity balance at December 31	$80,045	$72,881	$73,718
Noncontrolling interests balance at December 31(g)	690	1,164	2,204
Total equity balance at December 31	$80,735	$74,045	$75,922

(a)	The 2010 opening balance was adjusted as of January 1, 2010, for the cumulative effect of changes in accounting principles of $258 million related to the adoption of ASU 2009-16 & 17.

(b)
For 2011, included $(6) million of prior service costs for plan amendments and $(198) million of actuarial gains (losses) arising during the year – net of deferred taxes of $(3) million and $(104) million, respectively. For 2010, included $10 million of prior service costs for plan amendments and $10 million for actuarial gains (losses) arising during the year – net of deferred taxes of $5 million and $5 million, respectively. For 2009, included $(93) million of prior actuarial gains (losses) arising during the year – net of deferred taxes of $(25) million.

(c)
For 2011, included $(2) million of amortization of prior service costs and $23 million of amortization of actuarial gains and losses – net of deferred taxes of $11 million for amortization of actuarial gains and losses. For 2010, included $34 million of amortization of actuarial gains and losses – net of deferred taxes of $17 million. For 2009, included $26 million of amortization of actuarial gains and losses – net of deferred taxes of $11 million.

(d)	Total dividends and other transactions with the shareowner increased (decreased) equity by $(1) million in 2011, $86 million in 2010 and $8,579 million in 2009.

(e)
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

(f)	Included the effects of accretion of redeemable securities to their redemption value of $38 million and $(23) million in 2010 and 2009, respectively.

(g)
On January 1, 2009, we adopted an amendment to ASC 810, Consolidation, that requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of shareowner’s equity and to disclose the amount of other comprehensive income attributable to noncontrolling interests.

(94)

All common stock is owned by GE Capital Services, all of the common stock of which is in turn owned by GE Company.

Activities of our financial services consolidated affiliates include lending, leasing and other traditional financial services transactions and relate to approximately $128.1 billion of our total assets. These consolidated affiliates may be subject to regulation by various national authorities including banking, financial services and insurance regulators, and are restricted from remitting certain funds to us in the form of dividends or loans. However, such funds are available for use by these affiliates, without restriction, to repay borrowings, to fund new loans, or for other normal business purposes. Our regulated bank subsidiaries are also subject to minimum regulatory capital requirements and we have also committed to maintain the total capital level for GECS’ run-off insurance operations at 300% of the regulatory minimum required level. In February 2012, GECC contributed cash of $0.4 billion to these operations. At December 31, 2011, restricted net assets of our financial services consolidated affiliates were approximately $17.5 billion.

Noncontrolling Interests

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2011	2010

Noncontrolling interests in consolidated affiliates(a)	$690	$889
Preferred stock(b)	–	275
	$690	$1,164

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates.

(b)	The preferred stock paid cumulative dividends at an average rate of 6.81% in 2010 and was retired in 2011.

Changes to noncontrolling interests are as follows.

(In millions)	2011	2010	2009

Beginning balance	$1,164	$2,204	$2,383
Net earnings	127	16	15
Dividends	(20)	(7)	(11)
Dispositions(a)	(586)	(979)	(331)
AOCI and other (b)	5	(70)	148
Ending balance	$690	$1,164	$2,204

(a)
Includes noncontrolling interests related to the sale of GE SeaCo of $(311) million and the redemption of Heller Financial preferred stock of $(275) million in 2011, as well as the deconsolidation of Regency of $(979) million in 2010 and Penske Truck Leasing Co., L.P. (PTL) of $(331) million in 2009.

(b)	Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

(95)

NOTE 12. REVENUES FROM SERVICES

(In millions)	2011	2010	2009

Interest on loans (a)	$20,008	$20,771	$18,448
Equipment leased to others	11,340	11,116	12,231
Fees (a)	4,698	4,732	4,431
Financing leases (a)	2,378	2,749	3,255
Associated companies(b)	2,337	2,035	1,007
Real estate investments	1,625	1,240	1,543
Investment income (a)	890	585	1,945
Net securitization gains (a)	–	–	1,589
Other items(c)	2,306	2,661	3,487
Total	$45,582	$45,889	$47,936

(a)
On January 1, 2010, we adopted ASU 2009-16 & 17, which required us to consolidate substantially all of our former QSPEs. As a result, 2011 and 2010 Revenues from services include interest, investment and fee income from these entities, which were not presented on a consolidated basis in 2009. During 2011 and 2010, we did not recognize gains from securitization transactions, as they were recorded as on-book financings. See Note 17.

(b)
During 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million. Following the sale, we hold a 2.25% equity interest, which is classified as an available-for-sale security.

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

Rental expense under operating leases is shown below.

(In millions)	2011	2010	2009

Equipment for sublease	$159	$184	$280
Other rental expense	450	450	519

At December 31, 2011, minimum rental commitments under noncancellable operating leases aggregated $2,111 million. Amounts payable over the next five years follow.

(In millions)

2012	2013	2014	2015	2016
$501	$329	$251	$197	$167

NOTE 14. FAIR VALUE MEASUREMENTS

For a description of how we estimate fair value, see Note 1.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010) and investment securities held at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. Such securities are mainly investment grade.

(96)

							Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	(b)	adjustment	(c)	Net balance

December 31, 2011

Assets
Investment securities
Debt
U.S. corporate	$514		$543		$1,476		$–		$2,533
State and municipal	–		501		31		–		532
Residential mortgage-backed	–		1,444		27		–		1,471
Commercial mortgage-backed	–		1,263		–		–		1,263
Asset-backed(d)	–		837		4,011		–		4,848
Corporate - non-U.S.	71		208		786		–		1,065
Government - non-U.S.	1,003		881		48		–		1,932
U.S. government and federal agency	–		3,274		–		–		3,274
Retained interests	–		–		35		–		35
Equity
Available-for-sale	618		–		9		–		627
Trading	241		–		–		–		241
Derivatives(e)	–		14,658		160		(5,319)		9,499
Other(f)	–		–		388		–		388
Total	$2,447		$23,609		$6,971		$(5,319)		$27,708

Liabilities
Derivatives	$–		$4,502		$20		$(4,025)		$497
Other	–		25		–		–		25
Total	$–		$4,527		$20		$(4,025)		$522

December 31, 2010

Assets
Investment securities
Debt
U.S. corporate	$588		$942		$1,697		$–		$3,227
State and municipal	–		508		182		–		690
Residential mortgage-backed	47		1,666		45		–		1,758
Commercial mortgage-backed	–		1,388		48		–		1,436
Asset-backed	–		563		2,496		–		3,059
Corporate - non-U.S.	89		356		961		–		1,406
Government - non-U.S.	776		850		128		–		1,754
U.S. government and federal agency	–		3,079		–		–		3,079
Retained interests	–		–		39		–		39
Equity
Available-for-sale	569		500		18		–		1,087
Trading	417		–		–		–		417
Derivatives(e)	–		10,319		330		(5,687)		4,962
Other(f)	–		–		450		–		450
Total	$2,486		$20,171		$6,394		$(5,687)		$23,364

Liabilities
Derivatives	$–		$6,228		$102		$(5,020)		$1,310
Other	–		31		–		–		31
Total	$–		$6,259		$102		$(5,020)		$1,341

(a)	The fair value of securities transferred between Level 1 and Level 2 was $67 million in 2011.

(b)
Level 3 investment securities valued using non-binding broker quotes and other third parties totaled $296 million and $711 million at December 31, 2011 and 2010, respectively, and were classified as available-for-sale securities.

(c)	The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists and when collateral is posted to us.

(d)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high quality, middle-market companies in a variety of industries.

(e)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a loss of $11 million at December 31, 2011 and $9 million at December 31, 2010. See Note 15 for additional information on the composition of our derivative portfolio.

(f)	Included private equity investments and loans designated under the fair value option.

(97)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2011 and 2010, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowner’s equity.

Changes in Level 3 Instruments for the Year Ended December 31, 2011

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		December 31,	December 31,
	2011	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$1,697	$56		$(260)	$77	$(183)	$(24)	$120		$(7)		$1,476	$–
State and municipal	182	–		(1)	10	–	(8)	–		(152)		31	–
Residential
mortgage-backed	45	–		–	–	–	(1)	–		(17)		27	–
Commercial
mortgage-backed	48	–		–	–	–	–	–		(48)		–	–
Asset-backed	2,496	(13)		63	2,157	(184)	(11)	–		(497)		4,011	–
Corporate – non-U.S.	961	(53)		(96)	25	(32)	(46)	71		(44)		786	–
Government
– non-U.S.	128	(101)		41	41	(1)	(27)	107		(140)		48	–
U.S. government and
federal agency	–	–		–	500	–	–	–		(500)		–	–
Retained interests	39	(28)		26	7	(4)	(5)	–		–		35	–
Equity
Available-for-sale	18	–		(1)	–	–	–	2		(10)		9	–
Trading	–	–		–	–	–	–	–		–		–	–
Derivatives(d)(e)	227	102		2	2	–	(198)	–		6		141	81
Other	450	4		(9)	149	(145)	(6)	–		(55)		388	–
Total	$6,291	$(33)		$(235)	$2,968	$(549)	$(326)	$300		$(1,464)		$6,952	$81

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $1 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

(98)

Changes in Level 3 Instruments for the Year Ended December 31, 2010

					Net realized/					Net change
					unrealized					in unrealized
					gains (losses)					gains (losses)
			Net realized/		included in					relating to
			unrealized		accumulated	Purchases,	Transfers			instruments
	Balance at		gains(losses)		other	issuances	in and/or		Balance at	still held at
	January 1,		included in		comprehensive	and	out of		December 31,	December 31,
(In millions)	2010	(a)	earnings	(b)	income	settlements	Level 3	(c)	2010	2010	(d)

Investment securities
Debt
U.S. corporate	$1,642		$54		$279	$(287)	$9		$1,697	$–
State and municipal	173		–		23	(14)	–		182	–
Residential
mortgage-backed	44		–		4	–	(3)		45	–
Commercial
mortgage-backed	1,034		30		(3)	(1,013)	–		48	–
Asset-backed	1,475		4		2	1,118	(103)		2,496	–
Corporate - non-U.S.	948		(46)		(48)	126	(19)		961	–
Government
- non-U.S.	138		–		(10)	–	–		128	–
U.S. government and
federal agency	–		–		–	–	–		–	–
Retained interests	45		(1)		3	(8)	–		39	–
Equity
Available-for-sale	17		–		1	–	–		18	–
Trading	–		–		–	–	–		–	–
Derivatives(e)(f)	205		186		15	(66)	(113)		227	15
Other	480		2		(31)	(1)	–		450	–
Total	$6,201		$229		$235	$(145)	$(229)		$6,291	$15

(a)	Included $1,015 million in debt securities, a reduction in retained interests of $8,782 million and a reduction in derivatives of $37 million related to adoption of ASU 2009-16 & 17.

(b)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Statement of Earnings.

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

(99)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at December 31, 2011 and 2010. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during the year ended December 31,
	2011		2010
(In millions)	Level 2	Level 3	Level 2	Level 3	(b)

Financing receivables and loans held for sale	$143	$5,348	$35	$6,833
Cost and equity method investments(a)	–	402	–	378
Long-lived assets, including real estate	1,343	3,261	1,023	5,809
Total	$1,486	$9,011	$1,058	$13,020

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $123 million and $296 million at December 31, 2011 and 2010, respectively.

(b)	Excluded our retained investment in Regency, a formerly consolidated subsidiary, that was remeasured to a Level 1 fair value of $549 million in 2010.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2011 and 2010.

	Year ended December 31,
(In millions)	2011	2010

Financing receivables and loans held for sale	$(920)	$(1,741)
Cost and equity method investments(a)	(272)	(246)
Long-lived assets, including real estate(b)	(1,418)	(2,958)
Retained investments in formerly consolidated subsidiaries	–	109
Total	$(2,610)	$(4,836)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(24) million and $(198) million during 2011 and 2010, respectively.

(b)	Includes impairments related to real estate equity properties and investments recorded in operating and administrative expenses of $976 million and $2,089 million during 2011 and 2010, respectively.

(100)

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

		2011				2010
			Assets (liabilities)				Assets (liabilities)
		Notional	Carrying	Estimated		Notional	Carrying	Estimated
December 31 (In millions)		amount	amount (net)	fair value		amount	amount (net)	fair value

Assets
Loans	$	(a)	$251,459	$251,587	$	(a)	$268,239	$264,550
Other commercial mortgages		(a)	540	540		(a)	91	91
Loans held for sale		(a)	496	497		(a)	287	287
Other financial instruments(c)		(a)	2,551	3,013		(a)	2,082	2,490
Liabilities
Borrowings and
bank deposits(b)(d)		(a)	(437,985)	(444,269)		(a)	(465,308)	(477,425)
Guaranteed investment contracts		(a)	(4,226)	(4,266)		(a)	(5,502)	(5,524)
Insurance - credit life(e)		1,935	(106)	(88)		1,812	(102)	(68)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 8.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2011 and 2010 would have been reduced by $9,051 million and $4,298 million, respectively.

(e)	Net of reinsurance of $2,000 million and $2,800 million at December 31, 2011 and 2010, respectively.

A description of how we estimate fair values follows.

Loans

Based on a discounted future cash flows methodology, using current market interest rate data adjusted for inherent credit risk or quoted market prices and recent transactions, if available.

Borrowings and bank deposits

Based on valuation methodologies using current market interest rate data which are comparable to market quotes adjusted for our non-performance risk.

Guaranteed investment contracts

Based on valuation methodologies using current market interest rate data, adjusted for our non-performance risk.

All other instruments

Based on observable market transactions and/or valuation methodologies using current market interest rate data adjusted for inherent credit risk.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

Additional information about certain categories in the table above follows.

(101)

Insurance – credit life

Certain insurance affiliates, primarily in Consumer, issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of our overall risk management process, we cede to third parties a portion of this associated risk, but are not relieved of our primary obligation to policyholders.

Loan Commitments

	Notional amount
December 31 (In millions)	2011	2010

Ordinary course of business lending commitments(a)	$3,756	$3,853
Unused revolving credit lines (b)
Commercial(c)	18,757	21,314
Consumer - principally credit cards	257,646	227,006

(a)	Excluded investment commitments of $2,064 million and $1,990 million as of December 31, 2011 and 2010, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,354 million and $12,303 million as of December 31, 2011 and 2010, respectively.

(c)
Included commitments of $14,057 million and $16,243 million as of December 31, 2011 and 2010, respectively, associated with secured financing arrangements that could have increased to a maximum of $17,344 million and $20,268 million at December 31, 2011 and 2010, respectively, based on asset volume under the arrangement.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $296,000 million, approximately 98% or $290,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings currently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

(102)

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

(In millions)	At December 31, 2011		At December 31, 2010
	Fair value		Fair value
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Interest rate contracts	$9,288	$1,048	$5,885	$2,674
Currency exchange contracts	4,144	3,088	2,915	2,402
Other contracts	–	–	–	–
	13,432	4,136	8,800	5,076
Derivatives not accounted for as hedges
Interest rate contracts	314	241	294	551
Currency exchange contracts	1,001	123	1,281	653
Other contracts	71	22	274	50
	1,386	386	1,849	1,254

Netting adjustments(a)	(3,009)	(2,998)	(3,644)	(3,635)

Cash collateral(b)(c)	(2,310)	(1,027)	(2,043)	(1,385)

Total	$9,499	$497	$4,962	$1,310

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2011 and 2010, the cumulative adjustment for non-performance risk was a loss of $11 million and $9 million, respectively.

(b)	Excludes excess collateralization of $579 million at December 31, 2011 and an insignificant amount at December 31, 2010.

(c)	Excludes securities pledged to us as collateral of $10,346 million and $5,335 million at December 31, 2011 and 2010, respectively.

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the years ended December 31, 2011 and 2010.

	Year ended December 31,		Year ended December 31,
	2011		2010
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$5,867	$(6,315)	$2,387	$(2,924)
Currency exchange contracts	119	(144)	47	(60)

Fair value hedges resulted in $(473) million and $(550) million of ineffectiveness in 2011 and 2010, respectively. In both 2011 and 2010, there were insignificant amounts excluded from the assessment of effectiveness.

(103)

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

The following table provides information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest, when reclassified out of AOCI, for the years ended December 31, 2011 and 2010.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI for		from AOCI into earnings for
	the year ended December 31,		the year ended December 31,
(In millions)	2011	2010	2011	2010

Cash flow hedges
Interest rate contracts	$(401)	$(602)	$(828)	$(1,359)
Currency exchange contracts	(338)	(415)	(487)	(377)
Commodity contracts	–	5	–	–

Total	$(739)	$(1,012)	$(1,315)	$(1,736)

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $1,509 million loss at December 31, 2011. We expect to transfer $605 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In 2011, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2011 and 2010, the maximum term of derivative instruments that hedge forecasted transactions was 1 years and 2 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in revenues from services and totaled $31 million and $16 million for the years ended December 31, 2011 and 2010, respectively.

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

The following table provides information about the amounts recorded in AOCI for the years ended December 31, 2011 and 2010, as well as the gain (loss) recorded in revenues from services when reclassified out of AOCI.

	Gain (loss) recognized in CTA for		Gain (loss) reclassified from CTA for
	the year ended December 31,		the year ended December 31,
(In millions)	2011	2010	2011	2010

Net investment hedges
Currency exchange contracts	$1,201	$(1,970)	$(716)	$56

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(1,339) million and $(906) million for the years ended December 31, 2011 and 2010, respectively, and are recorded in interest.

(104)

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the year ended December 31, 2011 on derivatives not designated as hedges were $(646) million composed of amounts related to interest rate contracts of $(5) million, currency exchange contracts of $(666) million, and other derivatives of $25 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Losses for the year ended December 31, 2010 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $(528) million composed of amounts related to interest rate contracts of $214 million, currency exchange contracts of $(763) million, and other derivatives of $21 million.

Counterparty credit risk

Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we net our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. We actively monitor these net exposures against defined limits and take appropriate actions in response, including requiring additional collateral.

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At December 31, 2011, our exposure to counterparties, including interest due, net of collateral we hold, was $644 million. The fair value of such collateral was $12,679 million, of which $2,333 million was cash and $10,346 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,111 million at December 31, 2011.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability subject to these provisions, after consideration of collateral posted by us, and outstanding interest payments, was $880 million at December 31, 2011.

NOTE 16. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

We provide further detailed information about the credit quality of our Commercial, Real Estate and Consumer financing receivables portfolios. For each portfolio, we describe the characteristics of the financing receivables and provide information about collateral, payment performance, credit quality indicators, and impairment. We manage these portfolios using delinquency and nonearning data as key performance indicators. The categories used within this section such as impaired loans, TDR and nonaccrual financing receivables are defined by the authoritative guidance and we base our categorization on the related scope and definitions contained in the related standards. The categories of nonearning and delinquent are defined by us and are used in our process for managing our financing receivables. Definitions of these categories are provided in Note 1.

(105)

COMMERCIAL

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

Commercial	Financing receivables at
	December 31,	December 31,
(In millions)	2011	2010

CLL
Americas(a)	$80,505	$88,558
Europe	36,899	37,498
Asia	11,635	11,943
Other(a)	436	664
Total CLL	129,475	138,663

Energy Financial Services	5,912	7,011

GECAS	11,901	12,615

Other	1,282	1,788

Total Commercial financing receivables, before allowance for losses	$148,570	$160,077

Non-impaired financing receivables	$142,908	$154,257
General reserves	718	1,014

Impaired loans	5,662	5,820
Specific reserves	812	1,031

(a)	During 2011, we transferred our Railcar lending and leasing portfolio from CLL Other to CLL Americas. Prior-period amounts were reclassified to conform to the current-period presentation.

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

	At
Commercial	December 31, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.3%	0.8%	1.2%	0.8%
Europe	3.8	2.1	4.2	2.3
Asia	1.3	1.0	2.2	1.4
Other	2.0	0.1	2.4	1.2
Total CLL	2.0	1.2	2.1	1.3

Energy Financial Services	0.3	0.3	0.9	0.8

GECAS	–	–	–	–

Other	3.7	3.5	5.8	5.5

Total	2.0	1.1	2.0	1.2

(106)

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $4,718 million and $5,463 million of nonaccrual financing receivables at December 31, 2011 and December 31, 2010, respectively, $1,227 million and $1,016 million are currently paying in accordance with their contractual terms, respectively.

Commercial	Nonaccrual financing		Nonearning financing
	receivables at		receivables at
	December 31,	December 31,	December 31,	December 31,
(Dollars in millions)	2011	2010	2011	2010

CLL
Americas	$2,417	$3,208	$1,862	$2,573
Europe	1,599	1,415	1,167	1,241
Asia	428	616	269	406
Other	68	7	11	6
Total CLL	4,512	5,246	3,309	4,226

Energy Financial Services	22	78	22	62

GECAS	69	–	55	–

Other	115	139	65	102
Total	$4,718	$5,463	$3,451	$4,390

Allowance for losses percentage	32.4%	37.4%	44.3%	46.6%

(107)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

Commercial(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment in
(In millions)	in loans	balance	loans	in loans	balance	allowance	loans

December 31, 2011

CLL
Americas	$2,136	$2,219	$2,128	$1,367	$1,415	$425	$1,468
Europe	936	1,060	1,001	730	717	263	602
Asia	85	83	94	156	128	84	214
Other	54	58	13	11	11	2	5
Total CLL	3,211	3,420	3,236	2,264	2,271	774	2,289
Energy Financial Services	4	4	20	18	18	9	87
GECAS	28	28	59	–	–	–	11
Other	62	63	67	75	75	29	97
Total	$3,305	$3,515	$3,382	$2,357	$2,364	$812	$2,484

December 31, 2010

CLL
Americas	$2,030	$2,127	$1,547	$1,699	$1,744	$589	$1,754
Europe	802	674	629	566	566	267	563
Asia	119	117	117	338	303	132	334
Other	–	–	9	–	–	–	–
Total CLL	2,951	2,918	2,302	2,603	2,613	988	2,651
Energy Financial Services	54	61	76	24	24	6	70
GECAS	24	24	50	–	–	–	31
Other	58	57	30	106	99	37	82
Total	$3,087	$3,060	$2,458	$2,733	$2,736	$1,031	$2,834

(a)
We recognized $193 million and $88 million of interest income, including $59 million and $39 million on a cash basis, for the years ended December 31, 2011 and 2010, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the years ended December 31, 2011 and 2010 was $5,866 million and $5,292 million, respectively.

Impaired loans classified as TDRs in our CLL business were $3,642 million and $2,911 million at December 31, 2011 and 2010, respectively, and were primarily attributable to CLL Americas ($2,746 million and $2,347 million, respectively). For the year ended December 31, 2011, we modified $1,856 million of loans classified as TDRs, primarily in CLL Americas ($1,105 million) and CLL EMEA ($646 million). Changes to these loans primarily included debt to equity exchange, extensions, interest only payment periods and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our modifications classified as TDRs in the last year, $101 million have subsequently experienced a payment default.

(108)

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

(109)

Commercial	Secured
(In millions)	A	B	C	Total

December 31, 2011

CLL
Americas(a)	$73,103	$2,816	$4,586	$80,505
Europe	33,481	1,080	1,002	35,563
Asia	10,644	116	685	11,445
Other(a)	345	–	91	436
Total CLL	117,573	4,012	6,364	127,949

Energy Financial Services	5,727	24	18	5,769

GECAS	10,881	970	50	11,901

Other	1,282	–	–	1,282
Total	$135,463	$5,006	$6,432	$146,901

December 31, 2010

CLL
Americas(a)	$78,939	$4,103	$5,516	$88,558
Europe	33,642	840	1,262	35,744
Asia	10,777	199	766	11,742
Other(a)	544	66	54	664
Total CLL	123,902	5,208	7,598	136,708

Energy Financial Services	6,775	183	53	7,011

GECAS	11,034	1,193	388	12,615

Other	1,788	–	–	1,788
Total	$143,499	$6,584	$8,039	$158,122

(a)	During 2011, we transferred our Railcar lending and leasing portfolio from CLL Other to CLL Americas. Prior-period amounts were reclassified to conform to the current-period presentation.

For our secured financing receivables portfolio, our collateral position and ability to work out problem accounts mitigates our losses. Our asset managers have deep industry expertise that enables us to identify the optimum approach to default situations. We price risk premiums for weaker credits at origination, closely monitor changes in creditworthiness through our risk ratings and watch list process, and are engaged early with deteriorating credits to minimize economic loss. Secured financing receivables within risk Category C are predominantly in our CLL businesses and are primarily composed of senior term lending facilities and factoring programs secured by various asset types including inventory, accounts receivable, cash, equipment and related business facilities as well as franchise finance activities secured by underlying equipment.

Loans within Category C are reviewed and monitored regularly, and classified as impaired when it is probable that they will not pay in accordance with contractual terms. Our internal risk rating process identifies credits warranting closer monitoring; and as such, these loans are not necessarily classified as nonearning or impaired.

Substantially all of our unsecured Commercial financing receivables portfolio is attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At December 31, 2011 and December 31, 2010, these financing receivables included $325 million and $208 million rated A, $748 million and $964 million rated B, and $596 million and $783 million rated C, respectively.

(110)

REAL ESTATE

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

Real Estate	Financing receivables at
	December 31,	December 31,
(In millions)	2011	2010

Debt	$24,501	$30,249
Business Properties	8,248	9,962

Total Real Estate financing receivables, before allowance for losses	$32,749	$40,211

Non-impaired financing receivables	$24,002	$30,394
General reserves	267	338

Impaired loans	8,747	9,817
Specific reserves	822	1,150

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

	At
Real Estate	December 31, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Debt	2.4%	2.3%	4.3%	4.1%
Business Properties	3.9	3.0	4.6	3.9
Total	2.8	2.5	4.4	4.0

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $6,949 million and $9,719 million of nonaccrual financing receivables at December 31, 2011 and December 31, 2010, respectively, $6,061 million and $7,888 million are currently paying in accordance with their contractual terms, respectively.

Real Estate	Nonaccrual financing		Nonearning financing
	receivables at		receivables at
	December 31,	December 31,	December 31,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Debt	$6,351	$9,039	$541	$961
Business Properties	598	680	249	386
Total	$6,949	$9,719	$790	$1,347

Allowance for losses percentage	15.7%	15.3%	137.8%	110.5%

(111)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

Real Estate(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

December 31, 2011

Debt	$3,558	$3,614	$3,568	$4,560	$4,652	$717	$5,435
Business Properties	232	232	215	397	397	105	460
Total	$3,790	$3,846	$3,783	$4,957	$5,049	$822	$5,895

December 31, 2010

Debt	$2,814	$2,873	$1,598	$6,323	$6,498	$1,007	$6,116
Business Properties	191	213	141	489	476	143	382
Total	$3,005	$3,086	$1,739	$6,812	$6,974	$1,150	$6,498

(a)
We recognized $399 million and $189 million of interest income, including $339 million and $189 million on a cash basis, for the years ended December 31, 2011 and 2010, respectively, principally in our Real Estate-Debt portfolio. The total average investment in impaired loans for the years ended December 31, 2011 and 2010 was $9,678 million and $8,237 million, respectively.

Real Estate TDRs increased from $4,866 million at December 31, 2010 to $7,006 million at December 31, 2011, primarily driven by loans scheduled to mature during 2011, some of which were modified during 2011 and classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the year ended December 31, 2011, we modified $3,965 million of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our modifications classified as TDRs in the last year, $140 million have subsequently experienced a payment default.

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

	Loan-to-value ratio at
	December 31, 2011			December 31, 2010
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$14,454	$4,593	$5,454	$12,362	$9,392	$8,495

	Internal Risk Rating at
	December 31, 2011			December 31, 2010
(In millions)	A	B	C	A	B	C

Business Properties	$7,628	$110	$510	$8,746	$437	$779

(112)

Within Real Estate-Debt, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. A substantial majority of the Real Estate-Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and substantially all of the Real Estate-Business Properties financing receivables included in Category C are impaired loans which are subject to the specific reserve evaluation process described in Note 1. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

CONSUMER

At December 31, 2011, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 56 million customers across the U.S. with no metropolitan area accounting for more than 5% of the portfolio. Of the total U.S. consumer financing receivables, approximately 65% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 35% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

Consumer	Financing receivables at
	December 31,	December 31,
(In millions)	2011	2010

Non-U.S. residential mortgages	$36,170	$40,011
Non-U.S. installment and revolving credit	18,544	20,132
U.S. installment and revolving credit	46,689	43,974
Non-U.S. auto	5,691	7,558
Other	7,244	8,304
Total Consumer financing receivables, before allowance for losses	$114,338	$119,979

Non-impaired financing receivables	$111,233	$117,431
General reserves	3,014	3,945

Impaired loans	3,105	2,548
Specific reserves	717	555

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

	At
Consumer	December 31, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	13.4%	8.8%	13.7%	8.8%
Non-U.S. installment and revolving credit	4.1	1.2	4.5	1.3
U.S. installment and revolving credit	5.0	2.2	6.2	2.8
Non-U.S. auto	3.1	0.5	3.3	0.6
Other	3.5	2.0	4.2	2.3
Total	7.3	4.0	8.1	4.4

(a)
Included $45 million and $65 million of loans at December 31, 2011 and December 31, 2010, respectively, which are over 90 days past due and accruing interest, mainly representing accretion on loans acquired at a discount.

(113)

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

	Nonaccrual financing		Nonearning financing
Consumer	receivables at		receivables at
	December 31,	December 31,	December 31,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Non-U.S. residential mortgages	$3,475	$3,986	$3,349	$3,738
Non-U.S. installment and revolving credit	321	302	263	289
U.S. installment and revolving credit	990	1,201	990	1,201
Non-U.S. auto	43	46	43	46
Other	487	600	419	478
Total	$5,316	$6,135	$5,064	$5,752

Allowance for losses percentage	70.2%	73.3%	73.7%	78.2%

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $3,105 million (with an unpaid principal balance of $2,679 million) and comprised $69 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $3,036 million with a specific allowance of $717 million at December 31, 2011. The impaired loans with a specific allowance included $369 million with a specific allowance of $102 million in our Consumer–Other portfolio and $2,667 million with a specific allowance of $615 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,244 million and $2,343 million, respectively, at December 31, 2011. We recognized $141 million and $114 million of interest income, including $15 million and $30 million on a cash basis, for the years ended December 31, 2011 and 2010, respectively, principally in our Consumer–Non-U.S. and U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the years ended December 31, 2011 and 2010 was $2,840 million and $2,009 million, respectively.

Impaired loans classified as TDRs in our Consumer business were $2,935 million and $2,256 million at December 31, 2011 and 2010, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the year ended December 31, 2011, we modified $1,970 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $1,020 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and approximately $950 million of credit card loans in the U.S. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. For loans modified as TDRs in the last year, $251 million have subsequently experienced a payment default, primarily in our U.S. credit card and non-U.S. residential mortgage portfolios.

Credit Quality Indicators

Our Consumer financing receivables portfolio comprises both secured and unsecured lending. Secured financing receivables comprise residential loans and lending to small and medium-sized enterprises predominantly secured by auto and equipment, inventory finance and cash flow loans. Unsecured financing receivables include private-label credit card financing. A substantial majority of these cards are not for general use and are limited to the products and services sold by the retailer. The private label portfolio is diverse with no metropolitan area accounting for more than 5% of the related portfolio.

(114)

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

	Loan-to-value ratio at
	December 31, 2011			December 31, 2010
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$20,379	$6,145	$9,646	$22,403	$7,023	$10,585

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 84% and 56%, respectively. We have third-party mortgage insurance for approximately 68% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at December 31, 2011. Such loans were primarily originated in the U.K. and France.

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

	Internal ratings translated to approximate credit bureau equivalent score at
	December 31, 2011			December 31, 2010
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S. installment and
revolving credit	$9,913	$4,838	$3,793	$10,192	$5,749	$4,191
U.S. installment and
revolving credit	28,918	9,398	8,373	25,940	8,846	9,188
Non-U.S. auto	3,927	1,092	672	5,379	1,330	849

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at December 31, 2011, 95% relate to installment and revolving credit accounts. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

Consumer – Other

Secured lending in Consumer – Other comprises loans to small and medium-sized enterprises predominantly secured by auto and equipment, inventory finance and cash flow loans. We develop our internal risk ratings for this portfolio in a manner consistent with the process used to develop our Commercial credit quality indicators, described above. We use the borrower’s credit quality and underlying collateral strength to determine the potential risk of loss from these activities.

At December 31, 2011, Consumer – Other financing receivables of $5,580 million, $757 million and $907 million were rated A, B, and C, respectively. At December 31, 2010, Consumer – Other financing receivables of $6,415 million, $822 million and $1,067 million were rated A, B, and C, respectively.

(115)

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

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIEs economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment grade, and are funded by the issuance of GICs. These entities were consolidated in 2003. Since 2004, GECC has fully guaranteed repayment of these entities’ GIC obligations. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, certain GIC holders could require immediate repayment of their investment.  To the extent that amounts due exceed the ultimate value of proceeds realized from Trinity assets, GECC would be required to provide such excess amount. The entities ceased issuing new investment contracts beginning in the first quarter of 2010. In 2011, we determined that the letters of credit were no longer required and were terminated on December 6, 2011.

•
Consolidated Securitization Entities (CSEs) comprise primarily our former off-book QSPEs that were consolidated on January 1, 2010 in connection with our adoption of ASU 2009-16 & 17. These entities were created to facilitate securitization of financial assets and other forms of asset-backed financing which serve as an alternative funding source by providing access to the commercial paper and term markets. The securitization transactions executed with these entities are similar to those used by many financial institutions and substantially all are non-recourse. We provide servicing for substantially all of the assets in these entities.

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

(116)

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) enterprises we acquired that had previously created asset-backed financing entities to fund commercial, middle-market and equipment loans; we are the collateral manager for these entities; (2) joint ventures that lease light industrial equipment; and (3) other entities that are involved in power generating and leasing activities.

The table below summarizes the assets and liabilities of consolidated VIEs described above.

		Consolidated Securitization Entities (a)

		Credit			Trade
(In millions)	Trinity	Cards(b)(c)	Equipment(c)(d)	Real Estate	Receivables	Other(d)	Total

December 31, 2011
Assets(e)
Financing receivables, net	$–	$19,229	$10,523	$3,521	$1,614	$2,973	$37,860
Investment securities	4,289	–	–	–	–	–	4,289
Other assets	389	17	283	210	–	1,746	2,645
Total	$4,678	$19,246	$10,806	$3,731	$1,614	$4,719	$44,794

Liabilities(e)
Borrowings	$–	$–	$2	$25	$–	$804	$831
Non-recourse borrowings	–	14,184	8,166	3,659	1,769	980	28,758
Other liabilities	4,456	37	–	19	23	299	4,834
Total	$4,456	$14,221	$8,168	$3,703	$1,792	$2,083	$34,423

December 31, 2010
Assets(e)
Financing receivables, net	$–	$20,570	$9,431	$4,233	$1,882	$3,356	$39,472
Investment securities	5,706	–	–	–	–	–	5,706
Other assets	283	17	234	209	99	2,047	2,889
Total	$5,989	$20,587	$9,665	$4,442	$1,981	$5,403	$48,067

Liabilities(e)
Borrowings	$–	$–	$184	$25	$–	$906	$1,115
Non-recourse borrowings	–	12,824	8,091	4,294	2,970	1,265	29,444
Other liabilities	5,690	132	8	4	–	243	6,077
Total	$5,690	$12,956	$8,283	$4,323	$2,970	$2,414	$36,636

(a)
Includes entities consolidated on January 1, 2010 by the initial application of ASU 2009-16 & 17. On January 1, 2010, we consolidated financing receivables of $39,463 million and investment securities of $1,015 million and non-recourse borrowings of $36,112 million. At December 31, 2011, financing receivables of $30,730 million and non-recourse borrowings of $24,502 million remained outstanding in respect of those entities.

(b)
In February 2011, the capital structure of one of our consolidated credit card securitization entities changed and it is now consolidated under the voting interest model and accordingly is no longer reported in the table above. The entity’s assets and liabilities at December 31, 2010 were $2,875 million and $525 million, respectively.

(c)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to investors with our own cash prior to payment to a CSE provided our short-term credit rating does not fall below levels specified in our securitization agreements.  We are also owed amounts from the CSEs related to purchased financial assets which have yet to be funded or available excess cash flows due to GE. At December 31, 2011, the amounts owed to the CSEs and receivable from the CSEs were $5,655 million and $5,165 million, respectively.

(d)
In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who funded the purchase of securitized or participated interests in assets. In December 2011, a third party required that we pay $816 million under these arrangements to purchase an asset. At December 31, 2011, we have no remaining credit or liquidity support obligations to these entities.

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

Revenues from services from our consolidated VIEs were $5,739 million and $6,717 million in 2011 and 2010, respectively. Related expenses consisted primarily of provisions for losses of $1,146 million and $1,596 million in 2011 and 2010, respectively, and interest of $593 million and $765 million in 2011 and 2010, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.

(117)

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

The largest unconsolidated VIE with which we are involved is Penske Truck Leasing (PTL), a joint venture and limited partnership formed in 1988 between Penske Truck Leasing Corporation (PTLC) and GE. PTLC is the sole general partner of PTL and an indirect wholly-owned subsidiary of Penske Corporation. PTL is engaged in truck leasing and support services, including full-service leasing, dedicated logistics support and contract maintenance programs, as well as rental operations serving commercial and consumer customers. At December 31, 2011, our investment of $7,038 million primarily comprised a 49.9% partnership interest of $889 million and loans and advances of $6,113 million. GECC continues to provide loans under long-term revolving credit and letter of credit facilities to PTL.

Other significant exposures to unconsolidated VIEs at December 31, 2011 include an investment in asset-backed securities issued by a senior secured loan fund ($4,009 million); investments in real estate entities ($2,515 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($1,823 million). The vast majority of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at December 31, 2011 and December 31, 2010 follow.

	At
	December 31, 2011			December 31, 2010
(In millions)	PTL	All other	Total	PTL	All other	Total

Other assets and investment
securities	$7,038	$7,318	$14,356	$5,790	$4,580	$10,370
Financing receivables – net	–	2,507	2,507	–	2,240	2,240
Total investments	7,038	9,825	16,863	5,790	6,820	12,610
Contractual obligations to fund
investments or guarantees	600	2,244	2,844	600	1,981	2,581
Revolving lines of credit	1,356	92	1,448	2,431	–	2,431
Total	$8,994	$12,161	$21,155	$8,821	$8,801	$17,622

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

(118)

NOTE 18. COMMITMENTS AND GUARANTEES

Commitments

GECAS had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $20,577 million and secondary orders with airlines for used aircraft of approximately $1,621 million at December 31, 2011.

Guarantees

At December 31, 2011, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 17.

•
Credit Support. We have provided $4,876 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $48 million at December 31, 2011.

•
Indemnification Agreements. These are agreements that require us to fund up to $35 million at December 31, 2011 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $3 million at December 31, 2011. We also had $2,154 million of other indemnification commitments, substantially all of which relate to standard representations and warranties in sales of businesses or assets.

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

Amounts reported in the “Proceeds from sales of discontinued operations” and “Proceeds from principal business dispositions” lines in the Statement of Cash Flows are net of cash disposed. Amounts reported in the “Payments for principal businesses purchased” line is net of cash acquired and included debt assumed and immediately repaid in acquisitions.

Amounts reported in the “All other operating activities” line in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets and adjustments to assets. GECC had non-cash transactions related to foreclosed properties and repossessed assets totaling $865 million, $1,915 million and $1,364 million in 2011, 2010 and 2009, respectively.

(119)

Certain supplemental information related to our cash flows is shown below.

(In millions)	2011	2010	2009

All other operating activities
Net change in other assets	$110	$(50)	$(305)
Amortization of intangible assets	532	623	872
Net realized losses on investment securities	197	78	348
Cash collateral on derivative contracts	1,247	–	(6,858)
Change in other liabilities	(1,516)	(2,942)	(5,181)
Other	1,595	3,596	(1,263)
	$2,165	$1,305	$(12,387)

Net decrease (increase) in financing receivables
Increase in loans to customers	$(322,870)	$(309,590)	$(276,141)
Principal collections from customers - loans	332,587	327,196	275,320
Investment in equipment for financing leases	(9,610)	(10,065)	(9,403)
Principal collections from customers - financing leases	12,431	14,743	17,130
Net change in credit card receivables	(6,263)	(4,554)	(28,534)
Sales of financing receivables	8,117	5,331	58,555
	$14,392	$23,061	$36,927
All other investing activities
Purchases of securities by insurance activities	$(10)	$(12)	$(32)
Dispositions and maturities of securities by insurance activities	1,439	1,612	2,182
Other assets - investments	3,944	2,702	(175)
Change in other receivables	(655)	209	667
Other	3,337	6,706	2,799
	$8,055	$11,217	$5,441
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	$10	$2,158	$5,801
Long-term (longer than one year)	43,238	35,469	75,439
Proceeds - non-recourse, leveraged leases	–	–	48
	$43,248	$37,627	$81,288
Repayments and other debt reductions (maturities
longer than 90 days)
Short-term (91 to 365 days)	$(81,899)	$(95,026)	$(77,444)
Long-term (longer than one year)	(2,773)	(1,571)	(3,491)
Principal payments - non-recourse, leveraged leases	(731)	(638)	(680)
	$(85,403)	$(97,235)	$(81,615)
All other financing activities
Proceeds from sales of investment contracts	$4,374	$5,310	$7,827
Redemption of investment contracts	(5,770)	(8,203)	(10,213)
Other	40	(11)	171
	$(1,356)	$(2,904)	$(2,215)

(120)

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

Effects of transactions between related companies are made on an arms-length basis and are eliminated. As a wholly-owned subsidiary, GECC enters into various operating and financing arrangements with GE. These arrangements are made on an arms-length basis but are related party transactions and therefore require the following disclosures. At December 31, 2011 and 2010, financing receivables included $6,043 million and $6,175 million, respectively, of receivables from GE customers. At December 31, 2011 and 2010, other receivables included $4,899 million and $4,676 million, respectively, of receivables from GE. Property, plant and equipment included $1,100 million and $1,040 million, respectively, of property, plant and equipment leased to GE, net of accumulated depreciation. Borrowings included $3,044 million and $2,060 million, respectively, of amounts held by GE.

On February 22, 2012, our parent, GECS was merged with and into, GECC. GECC’s continuing operations now includes the run-off insurance operations previously held and managed in GECS. References to GECS, GECC and GE Capital in this Form 10-K Report relate to the entities as they existed during 2011 and do not reflect the February 22, 2012 merger.

A description of our operating segments as of December 31, 2011, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CLL has particular mid-market expertise, and primarily offers collateralized loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment and healthcare industries.

Consumer offers a full range of financial products including private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposits and other savings products; and small and medium enterprise lending on a global basis.

Real Estate offers a comprehensive range of capital and investment solutions and finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, parking facilities and industrial properties.

Energy Financial Services offers financial products to the global energy industry including structured equity, debt, leasing, partnership financing, product finance, and broad-based commercial finance.

GECAS provides financial products to airlines, aircraft operators, owners, lenders and investors, including leases, and secured loans on commercial passenger aircraft, freighters and regional jets; engine leasing and financing services; aircraft parts solutions; and airport equity and debt financing.

(121)

Revenues

	Total revenues			Intersegment revenues(a)			External revenues
(In millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009

CLL(b)	$18,178	$18,447	$20,762	$76	$39	$30	$18,102	$18,408	$20,732
Consumer(b)	16,781	17,204	16,794	10	16	8	16,771	17,188	16,786
Real Estate	3,712	3,744	4,009	17	14	2	3,695	3,730	4,007
Energy Financial
Services	1,223	1,957	2,117	–	–	–	1,223	1,957	2,117
GECAS(b)	5,262	5,127	4,594	–	–	–	5,262	5,127	4,594
GECC corporate
items and
eliminations	574	(57)	630	(103)	(69)	(40)	677	12	670
Total	$45,730	$46,422	$48,906	$–	$–	$–	$45,730	$46,422	$48,906

(a)	Sales from one component to another generally are priced at equivalent commercial selling prices.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current period presentation.

Revenues from customers located in the United States were $22,790 million, $22,043 million and $24,669 million in 2011, 2010 and 2009, respectively. Revenues from customers located outside the United States were $22,940 million, $24,379 million and $24,237 million in 2011, 2010 and 2009, respectively.

	Depreciation and amortization			Provision (benefit) for income taxes
(In millions)	2011	2010	2009	2011	2010	2009

CLL	$4,533	$4,966	$5,996	$742	$280	$(536)
Consumer	268	279	359	1,339	861	(1,316)
Real Estate	707	801	919	(730)	(1,555)	(1,323)
Energy Financial Services	48	205	173	(115)	(44)	(177)
GECAS	2,045	2,080	1,700	96	(99)	(18)
GECC corporate items
and eliminations	45	41	28	(348)	(392)	(437)
Total	$7,646	$8,372	$9,175	$984	$(949)	$(3,807)

	Interest on loans(a)			Interest expense(b)
(In millions)	2011	2010	2009	2011	2010	2009

CLL	$5,628	$5,984	$5,839	$5,093	$5,638	$6,698
Consumer	11,979	12,033	9,806	4,028	4,434	5,049
Real Estate	1,822	2,119	2,099	2,407	2,578	2,919
Energy Financial Services	169	215	240	662	706	743
GECAS	364	346	374	1,504	1,441	1,392
GECC corporate items
and eliminations	46	74	90	151	(303)	77
Total	$20,008	$20,771	$18,448	$13,845	$14,494	$16,878

(a)	Represents one component of Revenues from services, see Note 12.

(b)	Represents total interest expense, see Statement of Earnings.

(122)

	Assets(a)(b)(c)			Property, plant and equipment additions
	At December 31,			For the years ended December 31,
(In millions)	2011	2010	2009	2011	2010	2009

CLL	$193,869	$202,650	$210,742	$6,741	$3,941	$2,984
Consumer	139,000	147,327	150,664	78	44	148
Real Estate	60,873	72,630	81,505	4	17	5
Energy Financial Services	18,357	19,549	22,616	1	82	191
GECAS	48,821	49,106	48,178	3,029	3,582	3,100
GECC corporate items
and eliminations	92,742	86,450	109,128	29	8	14
Total	$553,662	$577,712	$622,833	$9,882	$7,674	$6,442

(a)	Assets of discontinued operations are included in GECC corporate items and eliminations for all periods presented.

(b)
Total assets of the CLL, Consumer, Energy Financial Services and GECAS operating segments at December 31, 2011, include investment in and advances to associated companies of $8,708 million, $6,586 million, $7,394 million and $901 million, respectively. Investments in and advances to associated companies contributed approximately $403 million, $1,340 million, $473 million and $121 million, respectively, to segment pre-tax income of the CLL, Consumer, Energy Financial Services and GECAS operating segments, respectively, for the year ended December 31, 2011.

(c)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at December 31, 2011 and 2010 of $104,554 million and $180,015 million, respectively. Assets were primarily financing receivables of $57,477 million and $97,447 million at December 31, 2011 and 2010, respectively. Total liabilities at December 31, 2011 and 2010 were $77,208 million and $143,957 million, respectively, comprised primarily of debt of $46,170 million and $53,696 million at December 31, 2011 and 2010, respectively, and bank deposits of $20,980 million and $75,661 million at December 31, 2011 and 2010, respectively. Revenues for 2011, 2010 and 2009 totaled $15,898 million, $18,618 million and $17,579 million, respectively, and net earnings for 2011, 2010 and 2009 totaled $2,178 million, $3,811 million and $3,429 million, respectively.

Property, plant and equipment – net associated with operations based in the United States were $10,985 million, $10,476 million and $12,591 million at year-end 2011, 2010 and 2009, respectively. Property, plant and equipment – net associated with operations based outside the United States were $40,414 million, $43,271 million and $43,861 million at year-end 2011, 2010 and 2009, respectively.

NOTE 21. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2011	2010	2011	2010	2011	2010	2011	2010

Total revenues	$12,211	$11,793	$11,626	$11,782	$11,148	$11,101	$10,745	$11,746
Earnings (loss) from continuing
operations before
income taxes	2,282	201	2,053	626	1,571	470	1,754	928
Benefit (provision) for income
taxes	(446)	364	(378)	95	(66)	366	(94)	124
Earnings from continuing
operations	1,836	565	1,675	721	1,505	836	1,660	1,052
Earnings (loss) from discontinued
operations, net of taxes	57	(350)	218	(100)	2	(1,051)	(260)	634
Net earnings (loss)	1,893	215	1,893	621	1,507	(215)	1,400	1,686
Less net earnings (loss)
attributable to noncontrolling
interests	31	(5)	20	(22)	38	18	38	25
Net earnings (loss) attributable
to GECC	$1,862	$220	$1,873	$643	$1,469	$(233)	$1,362	$1,661

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

(123)

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2011, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not required by this form.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services by KPMG LLP, in 2011 and 2010 were:

(In millions)	2011	2010

Type of fees
Audit fees	$35.1	$33.7
Audit-related fees	7.7	4.4
Tax fees	2.9	6.5
Total	$45.7	$44.6

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

(124)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Management’s Annual Report on Internal Control over Financial Reporting
Statement of Earnings for each of the years in the three-year period ended December 31, 2011
Statement of Changes in Shareowner’s Equity for each of the years in the three-year period ended December 31, 2011
Statement of Financial Position at December 31, 2011 and 2010
Statement of Cash Flows for each of the years in the three-year period ended December 31, 2011
Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2011 (pages 25 through 192), Exhibit 12(a) (Computation of Ratio of Earnings to Fixed Charges) and Exhibit 12(b) (Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends) of General Electric Company.

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

(125)

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

4(h)
Sixth Supplemental Indenture dated as of April 2, 2009, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(h) to GECC’s Form 10-K Report for the year ended December 31, 2009 (Commission file number 001-06461)).

4(i)
Tenth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and The Bank of New York Mellon and The Bank of New York Mellon (Luxembourg) S.A., as fiscal and paying agents, dated as of April 6, 2011 (Incorporated by reference to Exhibit 4(r) to GECC’s Registration Statement on Form S-3, File No. 333-178262 (Commission file number 001-06461)).

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

(126)

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

4(v)
Letter from the Senior Vice President and Chief Financial Officer of General Electric Company to General Electric Capital Corporation (GECC) dated September 15, 2006, with respect to returning dividends, distributions or other payments to GECC in certain circumstances described in the Indenture for Subordinated Debentures dated September 1, 2006, between GECC and the Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, File No. 333-132807 (Commission file number 001-06461)).

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

12	Computation of Ratio of Earnings to Fixed Charges.*

23	Consent of KPMG LLP.*

24	Power of Attorney.*

31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32	Certification Pursuant to 18 U.S.C. Section 1350.*

99(a)
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2011, (pages 25 through 167) and Exhibit 12(a) (Ratio of Earnings to Fixed Charges) and 12(b) (Ratio of Earnings to Fixed Charges and Preferred Stock Dividends) of General Electric Company.

* Filed electronically herewith.

(127)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant

General Electric Capital Corporation

Condensed Statement of Current and Retained Earnings

For the years ended December 31 (In millions)	2011	2010	2009

Revenues	$9,750	$3,958	$4,788

Expenses
Interest	4,258	3,433	9,179
Operating and administrative	3,115	2,967	3,418
Provision for losses on financing receivables	109	1,030	1,672
Depreciation and amortization	192	193	374
Total expenses	7,674	7,623	14,643

Loss before income taxes and equity in earnings of affiliates	2,076	(3,665)	(9,855)
Income tax benefit	2,127	1,715	4,351
Equity in earnings of affiliates	2,363	4,241	7,117

Net earnings	6,566	2,291	1,613
Dividends(a)	–	–	–
Others(a)(c)	–	54	(181)
Retained earnings at January 1(b)	47,967	45,622	45,497

Retained earnings at December 31	$54,533	$47,967	$46,929

(a)	Total dividends and other transactions with the shareowner increased (decreased) equity by $(1) million, $86 million and $8,579 million in 2011, 2010 and 2009, respectively.

(b)
The 2010 opening balance was adjusted as of January 1, 2010 for the cumulative effect of changes in accounting principles of $1,307 million related to the adoption of Accounting Standards Update (ASU) 2009-16 & 17. The 2009 opening balance was adjusted as of April 1, 2009, for the cumulative effect of changes in accounting principles of $25 million related to adopting amendments on impairment guidance in Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities. The cumulative effect of adopting ASC 825 at January 1, 2008, was insignificant.

(c)	Includes the effects of accretion of redeemable securities to their redemption value of $38 million in 2010 and $(23) million in 2009.

See accompanying notes.

(128)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Corporation

Condensed Statement of Financial Position

At December 31 (In millions, except share amounts)	2011	2010

Assets
Cash and equivalents	$13,482	$12,847
Investment securities	8,716	6,706
Financing receivables - net	50,822	60,379
Investment in and advances to affiliates	251,819	256,441
Property, plant and equipment - net	1,213	1,581
Other assets	23,523	25,651
Total assets	$349,575	$363,605

Liabilities and equity
Borrowings	$261,360	$278,398
Other liabilities	5,162	9,230
Deferred income taxes	3,008	3,096
Total liabilities	269,530	290,724

Common stock, $14 par value (4,166,000 shares authorized at
December 31, 2011 and 2010 and 3,985,404 shares issued and	56	56
outstanding at December 31, 2011 and 2010, respectively)
Accumulated gains (losses) - net
Investment securities	(671)	(337)
Currency translation adjustments	(545)	(1,541)
Cash flow hedges	(1,227)	(1,347)
Benefit plans	(563)	(380)
Additional paid-in capital	28,462	28,463
Retained earnings	54,533	47,967
Total shareowner's equity	80,045	72,881
Total liabilities and equity	$349,575	$363,605

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated other comprehensive income,” and was $(3,006) million and $(3,605) million at December 31, 2011 and 2010, respectively.

See accompanying notes.

(129)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Corporation

Condensed Statement of Cash Flows

For the years ended December 31 (In millions)	2011	2010	2009

Cash from (used for) operating activities	$5,425	$(3,448)	$(1,155)
Cash flows - investing activities
Increase in loans to customers	(71,863)	(81,145)	(96,837)
Principal collections from customers - loans	78,261	89,835	99,779
Investment in equipment for financing leases	(696)	(1,447)	(1,239)
Principal collections from customers - financing leases	3,576	2,783	1,814
Net change in credit card receivables	(28)	(1,182)	5
Additions to property, plant and equipment	(892)	(1,073)	(158)
Dispositions of property, plant and equipment	811	871	780
Payments for principal businesses purchased	(50)	(559)	(6,791)
Proceeds from principal business dispositions	2,623	1,171	9,088
Increase in investment in and advances to affiliates	4,823	13,091	28,624
All other investing activities	(280)	1,868	(3,196)

Cash from (used for) investing activities	16,285	24,213	31,869

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	448	(5,999)	(25,520)
Newly issued debt
Short-term (91-365 days)	–	–	3,310
Long-term (longer than one year)	23,049	18,274	62,240
Non-recourse, leveraged leases	–	–	–
Repayments and other debt reductions:
Short-term (91-365 days)	(42,693)	(48,818)	(57,941)
Long-term (longer than one year)	(1,671)	(1,140)	(533)
Non-recourse, leveraged leases	(206)	(341)	(317)
Capital contributions from GECS	–	–	8,750
Other	(2)	(11)	9

Cash from (used for) financing activities	(21,075)	(38,035)	(10,002)

Increase (decrease) in cash and equivalents during year	635	(17,270)	20,712
Cash and equivalents at beginning of year	12,847	30,117	9,405
Cash and equivalents at end of year	$13,482	$12,847	$30,117

See accompanying notes.

(130)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Concluded)

General Electric Capital Corporation

Notes to Condensed Financial Statements

Financial statements presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Borrowings

Total long-term borrowings at December 31, 2011 and 2010, are shown below.

	2011
	Average
December 31 (Dollars in millions)	rate(a)	Maturities	2011	2010

Senior notes	3.59	2013-2055	$139,869	$186,447
Subordinated notes(b)	3.11	2013-2037	4,516	2,226
Subordinated debentures(c)	6.66	2066-2067	7,215	7,329
Other			3,044	1,481
			$154,644	$197,483

(a)	Based on year-end balances and year-end local currency interest rates, including the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)	Included $117 million of subordinated notes guaranteed by GE at both December 31, 2011 and 2010.

(c)	Subordinated debenture receive rating agency equity credit and were hedged at issuance to USD equivalent of $7,725 million.

At December 31, 2011, maturities of long-term borrowings during the next five years, including the current portion of long-term debt, are $68,796 million in 2012, $26,219 million in 2013, $19,145 million in 2014, $13,758 million in 2015 and $12,193 million in 2016.

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. We mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives.

Interest expense on the Condensed Statement of Current and Retained Earnings is net of interest income on loans and advances to majority owned affiliates of $2,848 million, $4,699 million and $2,956 million for 2011, 2010 and 2009, respectively.

Income taxes

General Electric Company files a consolidated U.S. federal income tax return which includes General Electric Capital Corporation. Income tax benefit (expense) includes our effect on the consolidated return.

(131)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2011, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Norwalk and State of Connecticut on the 24th day of February 2012.
General Electric Capital Corporation

February 24, 2012	By: /s/ Michael A. Neal
Michael A. Neal
Chief Executive Officer

(132)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Michael A. Neal	Chief Executive Officer	February 24, 2012
	Michael A. Neal	(Principal Executive Officer)

	/s/ Jeffrey S. Bornstein	Chief Financial Officer	February 24, 2012
	Jeffrey S. Bornstein	(Principal Financial Officer)

	/s/ Jamie S. Miller	Senior Vice President and Controller	February 24, 2012
	Jamie S. Miller	(Principal Accounting Officer)

	MARK W. BEGOR*	Director
	JEFFREY S. BORNSTEIN*	Director
	WILLIAM H. CARY*	Director
	KATHRYN A. CASSIDY*	Director
	RICHARD D’AVINO*	Director
	PAMELA DALEY*	Director
	BRACKETT B. DENNISTON III*	Director
	JEFFREY R. IMMELT*	Director
	JOHN KRENICKI, JR.*	Director
	PUNEET MAHAJAN*	Director
	J. KEITH MORGAN*	Director
	DAVID NASON*	Director
	MICHAEL A. NEAL*	Director
	JOHN M. SAMUELS*	Director
	KEITH S. SHERIN*	Director
	RYAN A. ZANIN*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Jamie S. Miller		February 24, 2012
Jamie S. Miller Attorney-in-fact

(133)