Form 10-Q
period 2012-03-31
GENERAL ELECTRIC CAPITAL CORP
filed 2012-05-04
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR
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

At May 4, 2012, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in the European sovereign debt situation; the impact of conditions in the financial and credit markets on the availability and cost of our funding and on our ability to reduce our asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (Grey Zone); pending and threatened litigation against WMC, including increased activity by securitization trustees; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; our plan to resume dividends to our parent, General Electric Company, which is subject to Federal Reserve review; the level of demand and financial performance of the major industries we serve, including, without limitation, air transportation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions, joint ventures and dispositions and our success in completing announced transactions and integrating acquired businesses; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)

	Three months ended March 31,
(In millions)	2012	2011

Revenues
Revenues from services (a)	$11,444	$13,058
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(32)	(71)
Less: Portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	–	7
Net other-than-temporary impairment on investment securities
recognized in earnings	(32)	(64)
Revenues from services (Note 9)	11,412	12,994
Sales of goods	30	42
Total revenues	11,442	13,036

Costs and expenses
Interest	3,196	3,584
Operating and administrative	2,901	3,477
Cost of goods sold	25	40
Investment contracts, insurance losses and insurance annuity benefits	771	769
Provision for losses on financing receivables	863	1,140
Depreciation and amortization	1,695	1,776
Total costs and expenses	9,451	10,786

Earnings from continuing operations before income taxes	1,991	2,250
Benefit (provision) for income taxes	(187)	(429)

Earnings from continuing operations	1,804	1,821
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(217)	35
Net earnings (loss)	1,587	1,856
Less net earnings (loss) attributable to noncontrolling interests	12	31
Net earnings (loss) attributable to GECC	1,575	1,825
Dividends	–	–
Retained earnings at beginning of period	51,578	45,068
Retained earnings at end of period	$53,153	$46,893

Amounts attributable to GECC
Earnings from continuing operations	$1,792	$1,790
Earnings (loss) from discontinued operations, net of taxes	(217)	35
Net earnings (loss) attributable to GECC	$1,575	$1,825

(a)	Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(In millions)	2012	2011

Net earnings	$1,587	$1,856
Less: Net earnings attributable to noncontrolling interests	12	31
Net earnings attributable to GECC	$1,575	$1,825

Other comprehensive income, net of tax
Investment securities	$330	$(188)
Currency translation adjustments	116	1,557
Cash flow hedges	72	(72)
Benefit plans	(24)	(1)
Other comprehensive income, net of tax	494	1,296
Less: Other comprehensive income attributable to noncontrolling interests	(10)	2
Other comprehensive income attributable to GECC	$504	$1,294

Comprehensive income, net of tax	2,081	3,152
Less: Comprehensive income attributable to noncontrolling interests	2	33
Comprehensive income attributable to GECC	$2,079	$3,119

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Changes in Shareowner’s Equity
(Unaudited)

	Three months ended March 31,
(In millions)	2012	2011

Balance at January 1	$77,110	$68,984
Dividends and other transactions with shareowners	3	1
Other comprehensive income, net of tax	504	1,294
Increases from net earnings attributable to the company	1,575	1,825
Balance at March 31	79,192	72,104
Noncontrolling interests	767	1,178
Total equity at March 31	$79,959	$73,282

(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position

	March 31,	December 31,
(In millions)	2012	2011
	(Unaudited)
Assets
Cash and equivalents	$76,165	$76,702
Investment securities (Note 3)	47,814	47,359
Inventories	42	51
Financing receivables – net (Notes 4 and 12)	281,383	288,847
Other receivables	14,000	13,390
Property, plant and equipment, less accumulated amortization of $23,864
and $23,615	51,520	51,419
Goodwill (Note 5)	27,326	27,230
Other intangible assets – net (Note 5)	1,468	1,546
Other assets	71,672	75,612
Assets of businesses held for sale (Note 2)	640	711
Assets of discontinued operations (Note 2)	1,332	1,669
Total assets(a)	$573,362	$584,536

Liabilities and equity
Short-term borrowings (Note 6)	$132,028	$136,333
Accounts payable	8,150	7,239
Non-recourse borrowings of consolidated securitization entities (Note 6)	29,544	29,258
Bank deposits (Note 6)	41,106	43,115
Long-term borrowings (Note 6)	229,195	234,391
Investment contracts, insurance liabilities and insurance annuity benefits	30,227	30,198
Other liabilities	14,354	17,334
Deferred income taxes	7,268	7,052
Liabilities of businesses held for sale (Note 2)	305	345
Liabilities of discontinued operations (Note 2)	1,226	1,471
Total liabilities(a)	493,403	506,736

Common stock, $14 par value (4,166,000 share authorized at March 31, 2012 and
December 31, 2011, respectively, and 1,000 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively)	–	–
Accumulated other comprehensive income – net(b)
Investment securities	298	(33)
Currency translation adjustments	(274)	(399)
Cash flow hedges	(1,029)	(1,101)
Benefit plans	(587)	(563)
Additional paid-in capital	27,631	27,628
Retained earnings	53,153	51,578
Total GECC shareowner's equity	79,192	77,110
Noncontrolling interests(c)(Note 8)	767	690
Total equity	79,959	77,800
Total liabilities and equity	$573,362	$584,536

(a)
Our consolidated assets at March 31, 2012 include total assets of $46,412 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $37,733 million and investment securities of $5,146 million. Our consolidated liabilities at March 31, 2012 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GECC. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $28,844 million. See Note 13.

(b)	The sum of accumulated other comprehensive income − net was $(1,592) million and $(2,096) million at March 31, 2012 and December 31, 2011, respectively.

(c)	Included accumulated other comprehensive income − net attributable to noncontrolling interests of $(131) million and $(141) million at March 31, 2012 and December 31, 2011, respectively.

See accompanying notes.

(5)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
(In millions)	2012	2011

Cash flows – operating activities
Net earnings	$1,587	$1,856
Less net earnings (loss) attributable to noncontrolling interests	12	31
Net earnings attributable to GECC	1,575	1,825
(Earnings) loss from discontinued operations	217	(35)
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	1,695	1,776
Increase (decrease) in accounts payable	572	1,290
Provision for losses on financing receivables	863	1,140
All other operating activities	(205)	(1,191)
Cash from (used for) operating activities – continuing operations	4,717	4,805
Cash from (used for) operating activities – discontinued operations	(63)	217
Cash from (used for) operating activities	4,654	5,022

Cash flows – investing activities
Additions to property, plant and equipment	(2,337)	(2,292)
Dispositions of property, plant and equipment	1,825	1,773
Increase in loans to customers	(74,327)	(71,728)
Principal collections from customers – loans	76,912	79,132
Investment in equipment for financing leases	(1,941)	(1,912)
Principal collections from customers – financing leases	3,454	3,833
Net change in credit card receivables	2,468	2,513
Proceeds from sale of discontinued operations	–	1,775
Proceeds from principal business dispositions	84	1,378
Payments for principal businesses purchased	–	(85)
All other investing activities	251	4,218
Cash from (used for) investing activities – continuing operations	6,389	18,605
Cash from (used for) investing activities – discontinued operations	62	(164)
Cash from (used for) investing activities	6,451	18,441

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,259)	(2,062)
Net increase (decrease) in bank deposits	(2,641)	1,233
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	9	10
Long-term (longer than one year)	16,758	15,498
Non-recourse, leveraged lease	–	–
Repayments and other debt reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	(22,551)	(31,011)
Long-term (longer than one year)	(2,477)	(157)
Non-recourse, leveraged lease	(254)	(423)
All other financing activities	(153)	(306)
Cash from (used for) financing activities – continuing operations	(12,568)	(17,218)
Cash from (used for) financing activities – discontinued operations	–	(42)
Cash from (used for) financing activities	(12,568)	(17,260)

Effect of currency exchange rate changes on cash and equivalents	925	804

Increase (decrease) in cash and equivalents	(538)	7,007
Cash and equivalents at beginning of year	76,823	60,399
Cash and equivalents at March 31	76,285	67,406
Less cash and equivalents of discontinued operations at March 31	120	153
Cash and equivalents of continuing operations at March 31	$76,165	$67,253

See accompanying notes.

(6)

General Electric Capital Corporation and consolidated affiliates
Summary of Operating Segments

	Three months ended March 31,
	(Unaudited)
(In millions)	2012	2011

Revenues
CLL	$4,442	$4,608
Consumer	3,877	4,823
Real Estate	836	907
Energy Financial Services	239	345
GECAS	1,331	1,325
Total segment revenues	10,725	12,008
GECC corporate items and eliminations	717	1,028
Total revenues in GECC	$11,442	$13,036

Segment profit
CLL	$685	$554
Consumer	829	1,241
Real Estate	56	(358)
Energy Financial Services	71	112
GECAS	318	306
Total segment profit	1,959	1,855
GECC corporate items and eliminations	(167)	(65)
Earnings from continuing operations
attributable to GECC	1,792	1,790
Earnings (loss) from discontinued operations,
net of taxes, attributable to GECC	(217)	35
Total net earnings attributable to GECC	$1,575	$1,825

See accompanying notes.

(7)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Electric Company (GE Company or GE) owns all of the common stock of General Electric Capital Corporation (GECC). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our parent, but which we have agreed to actively manage and control. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (2011 consolidated financial statements), which discusses our consolidation and financial statement presentation. GECC includes Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS).

On February 22, 2012, our former parent, General Electric Capital Services, Inc. (GECS), merged with and into GECC.  The merger simplified GE’s corporate structure by consolidating financial services entities and assets within our organization and simplifying Securities and Exchange Commission and regulatory reporting. Upon the completion of the merger, (i) all outstanding shares of GECC common stock were cancelled, (ii) all outstanding shares of common stock of GECS and all outstanding shares of preferred stock of GECS held by GE were converted into an aggregate of 1,000 shares of common stock of GECC and (iii) all treasury shares of GECS and all outstanding shares of preferred stock of GECS held by GECC were cancelled.  As a result, GECC, which previously has been an indirect wholly-owned subsidiary of GE, became a direct wholly-owned subsidiary of GE. As a result of the merger, GECC became the surviving corporation and assumed all of GECS’ rights and obligations and became wholly-owned directly by GE.

Because both GECS and GECC were wholly-owned either directly or indirectly by GE, the merger was accounted for as a transfer of assets between entities under common control. Transfers of net assets or exchanges of shares between entities under common control are accounted for at historical value, and as if the transfer occurred at the beginning of the period. Prior period results are retrospectively adjusted to furnish comparative information. GECC’s continuing operations now include the run-off insurance operations previously held and managed in our former parent, GECS, and which are reported in corporate items and eliminations. The operating businesses that are reported as segments, including CLL, Consumer, Real Estate, Energy Financial Services and GECAS, are not affected by the merger. Unless otherwise indicated, references to GECC and GE Capital relate to the entities as they exist subsequent to the February 22, 2012 merger. In addition, during the first quarter of 2012, we announced the planned disposition of the Consumer mortgage lending business in Ireland (Consumer Ireland). This disposition is reported as a discontinued operation, which requires retrospective restatement of prior periods to classify the assets, liabilities and results of operations as discontinued operations.

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

Accounting Changes

On January 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income, which begins with net earnings and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity, under GAAP. For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive income but are excluded from net earnings. The amendments became effective for the first quarter 2012 financial statements. The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

(8)

On January 1, 2012, we adopted FASB ASU 2011-04, an amendment to ASC 820, Fair Value Measurements. ASU 2011-04 clarifies or changes the application of existing fair value measurements, including: that the highest and best use valuation premise in a fair value measurement is relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement. Adopting these amendments had no effect on the financial statements. For a description of how we estimate fair value and our process for reviewing fair value measurements classified as Level 3 in the fair value hierarchy, see Note 1 in our 2011 consolidated financial statements.

See Note 1 in our 2011 consolidated financial statements for a summary of our significant accounting policies.

Interim Period Presentation

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2011 consolidated financial statements. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

(9)

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the second quarter of 2011, we committed to sell our Consumer business banking operations in Latvia.

Summarized financial information for businesses held for sale is shown below.

	At
	March 31,	December 31,
(In millions)	2012	2011

Assets
Cash and equivalents	$134	$149
Financing receivables – net	399	412
Property, plant and equipment – net	62	81
Goodwill	20	20
Other intangible assets – net	1	7
Other assets	6	8
Other	18	34
Assets of businesses held for sale	$640	$711

Liabilities
Short-term borrowings	$249	$252
Accounts payable	26	21
Long-term borrowings	4	8
Other liabilities	26	64
Liabilities of businesses held for sale	$305	$345

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, our Consumer home lending operations in Australia and New Zealand (Australian Home Lending), and Consumer Ireland. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

(10)

Summarized financial information for discontinued operations is shown below.

	Three months ended March 31,
(In millions)	2012	2011

Operations
Total revenues	$(1)	$207

Earnings (loss) from discontinued operations before income taxes	$(58)	$–
Benefit (provision) for income taxes	6	(4)
Earnings (loss) from discontinued operations, net of taxes	$(52)	$(4)

Disposal
Gain (loss) on disposal before income taxes	$(194)	$11
Benefit (provision) for income taxes	29	28
Gain (loss) on disposal, net of taxes	$(165)	$39

Earnings (loss) from discontinued operations, net of taxes	$(217)	$35

	At
	March 31,	December 31,
(In millions)	2012	2011

Assets
Cash and equivalents	$120	$121
Financing receivables - net	274	521
Other assets	6	6
Other	932	1,021
Assets of discontinued operations	$1,332	$1,669

Liabilities
Accounts payable	$9	$7
Deferred income taxes	212	207
Other	1,005	1,257
Liabilities of discontinued operations	$1,226	$1,471

Assets at March 31, 2012 and December 31, 2011, primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

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

(11)

Our overall claims experience developed unfavorably through 2010. We believe that the level of excess interest refund claims was impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. In September 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial legal advertising. We observed an increase in claims during the latter part of 2010 and the first two months of 2011. Since February and through the end of 2011, we have experienced substantial declines in the rate of incoming claims, though the overall rate of reduction was slower than we expected. During the first quarter of 2012, we recorded an increase to our reserve of $26 million to reflect an excess of first quarter claims activity over our previous estimate. We continue to monitor claims activities and our estimates of the pace of decline in incoming claims. At March 31, 2012, our reserve for reimbursement of claims in excess of the statutory interest rate was $496 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Our estimated liability for excess interest refund claims at March 31, 2012 assumes the pace of incoming claims will continue to decelerate, average exposure per claim remains consistent with recent experience, and we continue to see the impact of our loss mitigation efforts. Estimating the pace of decline in incoming claims has a significant effect on the total amount of our liability. While the pace of incoming claims continues to decline, it is highly variable and difficult to predict. Holding all other assumptions constant, for example, a 20% adverse change in assumed incoming daily claim rate reduction would result in an increase to our reserves of approximately $110 million.

Uncertainties about the likelihood of consumers to present valid claims, the runoff status of the underlying book of business, the financial status of other personal lending companies in Japan, challenging economic conditions and the impact of laws and regulations make it difficult to develop a meaningful estimate of the aggregate possible claims exposure. Additionally, the Japanese government is currently considering the introduction of proposed legislation to develop a framework for collective legal action proceedings. Recent trends, including the effect of consumer activity, market activity regarding other personal loan companies, higher claims severity and potential Japanese legislative actions, may continue to have an adverse effect on claims development.

GE Money Japan losses from discontinued operations, net of taxes, were $27 million and $1 million in the three months ended March 31, 2012 and 2011, respectively.

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

(12)

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $562 million at March 31, 2012, $705 million at December 31, 2011 and $347 million at December 31, 2010. Pending claims represent those active repurchase claims that identify the specific loans tendered for repurchase and, for each loan, the alleged breach of a representation or warranty. The amounts reported reflect the original principal balances of the loans and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Reserves related to contractual representations and warranties were $140 million and $143 million at March 31, 2012 and December 31, 2011, respectively. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and WMC’s estimated losses on loans repurchased. A ten percent adverse change in these key assumptions would result in an increase in reserves of approximately $25 million. Historically, a small percentage of the total loans WMC originated and sold has been tendered for repurchase, and of those loans tendered, only a limited amount has qualified as “validly tendered,” meaning the loans sold did not satisfy contractual obligations. In the second half of 2011, a lawsuit was filed against WMC relating to representations and warranties on certain mortgages and in the second quarter of 2012, through May 3, 2012, we have received additional repurchase claims of $689 million. Uncertainties surrounding economic conditions, the ability and propensity of mortgage holders to present valid claims, governmental actions, pending and threatened litigation against WMC, including increased activity by securitization trustees, and other activity in the mortgage industry make it difficult to develop a meaningful estimate of aggregate possible claim exposure. Actual losses could exceed the reserve amount if actual claim rates, investigative or litigation activity, valid tenders or losses WMC incurs on repurchased loans are higher than have been historically observed with respect to WMC.

WMC revenues (loss) from discontinued operations were $(7) million and an insignificant amount in the three months ended March 31, 2012 and 2011, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $9 million and $2 million in the three months ended March 31, 2012 and 2011, respectively.

Other

In the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations. Consumer Ireland revenues from discontinued operations were $4 million in both the three months ended March 31, 2012 and 2011. Consumer Ireland loss from discontinued operations, net of taxes, were $188 million (including a $147 million loss on disposal) and $21 million in the three months ended March 31, 2012 and 2011, respectively.

In the second quarter of 2011, we entered into an agreement to sell our Australian Home Lending operations and classified it as discontinued operations. As a result, we recognized an after-tax loss of $148 million in 2011. We completed the sale in the third quarter of 2011 for proceeds of approximately $4,577 million. Australian Home Lending revenues from discontinued operations were $1 million and $114 million in the three months ended March 31, 2012 and 2011, respectively. Australian Home Lending earnings from discontinued operations, net of taxes, were $2 million and $37 million in the three months ended March 31, 2012 and 2011, respectively.

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for $692 million. The sale was completed in the second quarter of 2011 and resulted in the recognition of a gain on disposal, net of taxes, of $319 million. Consumer Singapore revenues from discontinued operations were an insignificant amount and $29 million in the three months ended March 31, 2012 and 2011, respectively. Consumer Singapore earnings from discontinued operations, net of taxes, were an insignificant amount and $7 million in the three months ended March 31, 2012 and 2011, respectively.

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively, for proceeds of $2,365 million and $1,943 million, respectively. Consumer RV Marine revenues from discontinued operations were an insignificant amount and $5 million in the three months ended March 31, 2012 and 2011, respectively. Consumer RV Marine earnings (loss) from discontinued operations, net of taxes, were $(1) million and an insignificant amount in the three months ended March 31, 2012 and 2011, respectively. Consumer Mexico revenues from discontinued operations were $1 million and $55 million in the three months ended March 31, 2012 and 2011, respectively. Consumer Mexico earnings (loss) from discontinued operations, net of taxes, were $(2) million and $16 million in the three months ended March 31, 2012 and 2011, respectively.

(13)

3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. We do not have any securities classified as held to maturity.

	At
	March 31, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$20,758	$3,236	$(279)	$23,715	$20,748	$3,432	$(410)	$23,770
State and municipal	3,179	385	(120)	3,444	3,027	350	(143)	3,234
Residential mortgage-backed(a)	2,555	175	(220)	2,510	2,711	184	(286)	2,609
Commercial mortgage-backed	2,989	169	(177)	2,981	2,913	162	(247)	2,828
Asset-backed	5,376	76	(133)	5,319	5,102	32	(164)	4,970
Corporate – non-U.S.	2,514	142	(136)	2,520	2,414	126	(207)	2,333
Government – non-U.S.	2,171	125	(23)	2,273	2,488	129	(86)	2,531
U.S. government and
federal agency	4,073	77	(1)	4,149	3,974	84	–	4,058
Retained interests	28	6	–	34	25	10	–	35
Equity
Available-for-sale	530	105	(16)	619	713	75	(38)	750
Trading	250	–	–	250	241	–	–	241
Total	$44,423	$4,496	$(1,105)	$47,814	$44,356	$4,584	$(1,581)	$47,359

(a)
Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at March 31, 2012, $1,607 million relates to securities issued by government-sponsored entities and $903 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities increased to $47,814 million at March 31, 2012, from $47,359 million at December 31, 2011, primarily due to the impact of lower interest rates and additional purchases in our CLL business of investments collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(14)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses	(a)	fair value	losses	(a)

March 31, 2012
Debt
U.S. corporate	$922	$(155)		$732	$(124)
State and municipal	136	(2)		252	(118)
Residential mortgage-backed	68	–		804	(220)
Commercial mortgage-backed	165	(11)		1,111	(166)
Asset-backed	70	(2)		795	(131)
Corporate – non-U.S.	255	(10)		621	(126)
Government – non-U.S.	508	(2)		184	(21)
U.S. government and federal agency	231	(1)		–	–
Retained interests	5	–		–	–
Equity	87	(15)		7	(1)
Total	$2,447	$(198)		$4,506	$(907)

December 31, 2011
Debt
U.S. corporate	$1,435	$(241)		$836	$(169)
State and municipal	87	(1)		307	(142)
Residential mortgage-backed	219	(9)		825	(277)
Commercial mortgage-backed	244	(23)		1,320	(224)
Asset-backed	100	(7)		850	(157)
Corporate – non-U.S.	330	(28)		607	(179)
Government – non-U.S.	906	(5)		203	(81)
U.S. government and federal agency	502	–		–	–
Retained interests	–	–		–	–
Equity	440	(38)		–	–
Total	$4,263	$(352)		$4,948	$(1,229)

(a)	Includes gross unrealized losses at March 31, 2012 of $(195) million related to securities that had other-than-temporary impairments recognized in a prior period.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell the vast majority of our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the three months ended March 31, 2012 have not changed from those described in our 2011 consolidated financial statements. See Note 3 in our 2011 consolidated financial statements for additional information regarding these methodologies and inputs.

During the first quarter of 2012, we recorded pre-tax, other-than-temporary impairments of $32 million, which were recorded through earnings ($7 million relates to equity securities). At January 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $558 million. During the first quarter, we recognized first-time impairments of $7 million and incremental charges on previously impaired securities of $5 million. These amounts included $136 million related to securities that were subsequently sold.

During the first quarter of 2011, we recorded pre-tax, other-than-temporary impairments of $71 million, of which $64 million was recorded through earnings ($5 million relates to equity securities) and $7 million was recorded in accumulated other comprehensive income (AOCI). At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $332 million. During the first quarter of 2011, we recognized first-time impairments of $1 million and incremental charges on previously impaired securities of $58 million. These amounts included $3 million related to securities that were subsequently sold.

(15)

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized	Estimated
	cost	fair value
Due in
2012	$2,717	$2,748
2013-2016	7,832	7,925
2017-2021	4,373	4,730
2022 and later	17,766	20,691

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended March 31,
(In millions)	2012	2011

Gains	$38	$116
Losses, including impairments	(70)	(71)
Net	$(32)	$45

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

Proceeds from investment securities sales and early redemptions by issuers totaled $3,762 million and $5,139 million in the first quarters of 2012 and 2011, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains (losses) on trading securities of $(23) million and $3 million in the first quarters of 2012 and 2011, respectively.

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	At
	March 31,	December 31,
(In millions)	2012	2011

Loans, net of deferred income(a)	$250,890	$256,895
Investment in financing leases, net of deferred income	36,207	38,142
	287,097	295,037
Less allowance for losses	(5,714)	(6,190)
Financing receivables – net(b)	$281,383	$288,847

(a)	Deferred income was $2,192 million and $2,329 million at March 31, 2012 and December 31, 2011, respectively.

(b)
Financing receivables at March 31, 2012 and December 31, 2011 included $968 million and $1,062 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

(16)

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

Financing Receivables - net

The following table displays our financing receivables balances.

	At
	March 31,	December 31,
(In millions)	2012	2011

Commercial
CLL
Americas	$79,645	$80,505
Europe	35,613	36,899
Asia	11,048	11,635
Other	382	436
Total CLL	126,688	129,475

Energy Financial Services	5,287	5,912

GECAS	11,721	11,901

Other	681	1,282
Total Commercial financing receivables	144,377	148,570

Real Estate
Debt	23,518	24,501
Business Properties	8,013	8,248
Total Real Estate financing receivables	31,531	32,749

Consumer
Non-U.S. residential mortgages	35,257	35,550
Non-U.S. installment and revolving credit	18,963	18,544
U.S. installment and revolving credit	44,283	46,689
Non-U.S. auto	5,166	5,691
Other	7,520	7,244
Total Consumer financing receivables	111,189	113,718

Total financing receivables	287,097	295,037

Less allowance for losses	(5,714)	(6,190)
Total financing receivables – net	$281,383	$288,847

(17)

Allowance for Losses on Financing Receivables

The following tables provide a roll-forward of our allowance for losses on financing receivables.

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				March 31,
(In millions)	2012	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2012

Commercial
CLL
Americas	$889	$66	$(20)		$(156)		$23		$802
Europe	400	83	1		(45)		19		458
Asia	157	11	(5)		(56)		5		112
Other	4	–	–		(2)		–		2
Total CLL	1,450	160	(24)		(259)		47		1,374

Energy Financial Services	26	(1)	–		–		–		25

GECAS	17	(3)	–		–		–		14

Other	37	2	(19)		–		–		20
Total Commercial	1,530	158	(43)		(259)		47		1,433

Real Estate
Debt	949	28	(12)		(154)		1		812
Business Properties	140	10	–		(34)		1		117
Total Real Estate	1,089	38	(12)		(188)		2		929

Consumer
Non-U.S. residential
mortgages	546	29	8		(103)		18		498
Non-U.S. installment
and revolving credit	717	124	28		(273)		130		726
U.S. installment and
revolving credit	2,008	478	–		(772)		131		1,845
Non-U.S. auto	101	10	(6)		(41)		24		88
Other	199	26	16		(66)		20		195
Total Consumer	3,571	667	46		(1,255)		323		3,352
Total	$6,190	$863	$(9)		$(1,702)		$372		$5,714

(a)	Other primarily included transfers to held for sale and the effects of currency exchange.

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

(18)

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				March 31,
(In millions)	2011	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2011

Commercial
CLL
Americas	$1,288	$139	$(1)		$(194)		$22		$1,254
Europe	429	30	19		(51)		16		443
Asia	222	60	4		(69)		11		228
Other	6	–	–		–		–		6
Total CLL	1,945	229	22		(314)		49		1,931

Energy Financial Services	22	19	(1)		(4)		–		36

GECAS	20	(8)	–		–		–		12

Other	58	4	1		(8)		–		55
Total Commercial	2,045	244	22		(326)		49		2,034

Real Estate
Debt	1,292	59	7		(243)		3		1,118
Business Properties	196	26	(1)		(42)		2		181
Total Real Estate	1,488	85	6		(285)		5		1,299

Consumer
Non-U.S. residential
mortgages	689	21	21		(54)		15		692
Non-U.S. installment
and revolving credit	937	153	23		(327)		144		930
U.S. installment and
revolving credit	2,333	585	–		(913)		136		2,141
Non-U.S. auto	168	15	5		(68)		32		152
Other	259	37	4		(86)		25		239
Total Consumer	4,386	811	53		(1,448)		352		4,154
Total	$7,919	$1,140	$81		$(2,059)		$406		$7,487

(a)	Other primarily included the effects of currency exchange.

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

(19)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

	At
	March 31,	December 31,
(In millions)	2012	2011

Goodwill	$27,326	$27,230

Other intangible assets
Intangible assets subject to amortization	$1,468	$1,546

Changes in goodwill balances follow.

			Dispositions,
	Balance at		currency	Balance at
	January 1,		exchange	March 31,
(In millions)	2012	Acquisitions	and other	2012

CLL	$13,745	$–	$(43)	$13,702
Consumer	10,775	–	143	10,918
Real Estate	1,001	–	(4)	997
Energy Financial Services	1,562	–	–	1,562
GECAS	147	–	–	147
Total	$27,230	$–	$96	$27,326

Goodwill balances increased $96 million during the three months ended March 31, 2012, primarily as a result of the weaker U.S. dollar ($107 million). Our reporting units and related goodwill balances are CLL ($13,702 million), Consumer ($10,918 million), Real Estate ($997 million), Energy Financial Services ($1,562 million) and GECAS ($147 million) at March 31, 2012.

Intangible Assets Subject to Amortization

	At
	March 31, 2012			December 31, 2011
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,167	$(714)	$453	$1,186	$(697)	$489
Patents, licenses and	242	(203)	39	250	(208)	42
trademarks
Capitalized software	2,099	(1,657)	442	2,048	(1,597)	451
Lease valuations	1,470	(971)	499	1,470	(944)	526
Present value of	498	(498)	–	491	(491)	–
future profits (a)
All other	311	(276)	35	327	(289)	38
Total	$5,787	$(4,319)	$1,468	$5,772	$(4,226)	$1,546

(a)
Balances at March 31, 2012 and December 31, 2011, reflect adjustments of $385 million and $391 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

Amortization related to intangible assets subject to amortization was $110 million and $146 million in the three months ended March 31, 2012 and 2011, respectively, and is recorded in the caption “Operating and administrative” on the Statement of Earnings.

(20)

6. BORROWINGS AND BANK DEPOSITS

Borrowings are summarized in the following table.

	At
(In millions)	March 31,	December 31,
	2012	2011
Short-term borrowings
Commercial paper
U.S.	$32,301	$33,591
Non-U.S.	10,769	10,569
Current portion of long-term borrowings(a)(b)(c)(e)	79,313	82,650
GE Interest Plus notes(d)	8,722	8,474
Other(c)	923	1,049
Total short-term borrowings	$132,028	$136,333

Long-term borrowings
Senior unsecured notes(b)	$204,830	$210,154
Subordinated notes(e)	4,795	4,862
Subordinated debentures(f)(g)	7,235	7,215
Other(c)(h)	12,335	12,160
Total long-term borrowings	$229,195	$234,391

Non-recourse borrowings of consolidated securitization entities(i)	$29,544	$29,258

Bank deposits(j)	$41,106	$43,115

Total borrowings and bank deposits	$431,873	$443,097

(a)
GECC had issued and outstanding $27,896 million and $35,040 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at March 31, 2012 and December 31, 2011, respectively.

(b)
Included in total long-term borrowings were $1,284 million and $1,845 million of obligations to holders of guaranteed investment contracts at March 31, 2012 and December 31, 2011, respectively. These obligations include conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA–/Aa3 or the short-term credit ratings fall below A–1+/P–1. On April 3, 2012, following the Moody’s downgrade of GECC’s long-term credit ratings to A1, $1,103 million of these GICs became redeemable by the holders. On May 1, 2012, holders of $133 million in principal amount of GICs redeemed their holdings and GECC made related cash payments. As of May 2, 2012, the contractual redemption period for $788 million of GICs had not yet expired. Subsequent to this contractual redemption period, the remaining outstanding GICs will continue to be subject to the existing terms and maturities of their respective contracts.

(c)
Included $8,598 million and $8,538 million of funding secured by real estate, aircraft and other collateral at March 31, 2012 and December 31, 2011, respectively, of which $3,408 million and $2,983 million is non-recourse to GECC at March 31, 2012 and December 31, 2011, respectively.

(d)	Entirely variable denomination floating-rate demand notes.

(e)
Included $417 million of subordinated notes guaranteed by GE at both March 31, 2012 and December 31, 2011, of which $117 million is included in current portion of long-term borrowings at both March 31, 2012 and December 31, 2011.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)
Includes $2,877 million of subordinated debentures, which constitute the sole assets of wholly-owned trusts who have issued trust preferred securities. Obligations associated with these trusts are unconditionally guaranteed by GECC.

(h)
Included $1,958 million and $1,955 million of covered bonds at March 31, 2012 and December 31, 2011, respectively. If the short-term credit rating of GECC were reduced below A–1/P–1, GECC would be required to partially cash collateralize these bonds in an amount up to $725 million at March 31, 2012.

(i)
Included at March 31, 2012 and December 31, 2011, were $9,502 million and $10,714 million of current portion of long-term borrowings, respectively, and $20,042 million and $18,544 million of long-term borrowings, respectively. See Note 18.

(j)
Included $16,682 million and $16,281 million of deposits in non-U.S. banks at March 31, 2012 and December 31, 2011, respectively, and $16,596 million and $17,201 million of certificates of deposits with maturities greater than one year at March 31, 2012 and December 31, 2011, respectively.

(21)

7. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

	At
	March 31,	December 31,
(In millions)	2012	2011

Unrecognized tax benefits	$2,968	$2,932
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,233	2,209
Accrued interest on unrecognized tax benefits	576	579
Accrued penalties on unrecognized tax benefits	78	65
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-500	0-600
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-150	0-150

(a)	Some portion of such reduction may be reported as discontinued operations.

The Internal Revenue Service (IRS) is currently auditing the GE consolidated income tax returns for 2008-2009, a substantial portion of which include our activities. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We expect to contest the disallowance of this loss. In January 2012, the U.S. Court of Appeals for the Second Circuit reversed the district court decision which allowed GE’s $62 million refund claim with the IRS regarding the taxation of the Castle Harbour aircraft leasing partnership from 1993-1998. Because we made adequate provision for this matter, this decision has no effect on our results of operations for 2011 or 2012. It is reasonably possible that the unresolved items related to pre-2008 federal tax returns could be resolved during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

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

8. SHAREOWNER’S EQUITY

A summary of changes to noncontrolling interests follows.

	Three months ended March 31,
(In millions)	2012	2011

Beginning balance	$690	$1,164
Net earnings	12	31
Dividends	(4)	(8)
AOCI and other(a)	69	(9)
Ending balance	$767	$1,178

(a)	Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

(22)

9. REVENUES FROM SERVICES

Revenues from services are summarized in the following table.

	Three months ended March 31,
(In millions)	2012	2011

Interest on loans	$4,858	$5,140
Equipment leased to others	2,747	2,822
Fees	1,160	1,146
Investment income	667	693
Financing leases	534	665
Associated companies(a)(b)	270	1,082
Premiums earned by insurance activities	445	481
Real estate investments	356	402
Other items	375	563
Total	$11,412	$12,994

(a)
During the first quarter of 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million. As of March 31, 2012, we hold a 1% equity interest, which is classified as an available-for-sale security.

(b)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at March 31, 2012 and December 31, 2011 of $113,260 million and $104,554 million, respectively. Assets were primarily financing receivables of $60,434 million and $57,477 million at March 31, 2012 and December 31, 2011, respectively. Total liabilities were $83,912 million and $77,208 million, consisted primarily of bank deposits of $22,314 million and $20,980 million at March 31, 2012 and December 31, 2011, respectively, and debt of $48,744 million and $46,170 million at March 31, 2012 and December 31, 2011, respectively. Revenues in the first three months of 2012 and 2011 totaled $4,490 million and $3,717 million, respectively, and net earnings in the first quarters of 2012 and 2011 totaled $529 million and $459 million, respectively.

10. FAIR VALUE MEASUREMENTS

For a description of how we estimate fair value, see Note 1 in our 2011 consolidated financial statements.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), investment securities held at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. Such securities are mainly investment grade.

(23)

(In millions)						Netting
	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance
March 31, 2012
Assets
Investment securities
Debt
U.S. corporate	$–		$20,464		$3,251	$–		$23,715
State and municipal	–		3,365		79	–		3,444
Residential mortgage-backed	–		2,403		107	–		2,510
Commercial mortgage-backed	–		2,980		1	–		2,981
Asset-backed(c)	–		915		4,404	–		5,319
Corporate - non-U.S.	74		1,197		1,249	–		2,520
Government - non-U.S.	1,111		1,110		52	–		2,273
U.S. government and federal agency	–		3,889		260	–		4,149
Retained interests	–		–		34	–		34
Equity
Available-for-sale	587		17		15	–		619
Trading	250		–		–	–		250
Derivatives(d)	–		11,227		129	(5,909)		5,447
Other(e)	–		–		390	–		390
Total	$2,022		$47,567		$9,971	$(5,909)		$53,651

Liabilities
Derivatives	$–		$3,381		$16	$(3,153)		$244
Other	–		24		–	–		24
Total	$–		$3,405		$16	$(3,153)		$268

December 31, 2011
Assets
Investment securities
Debt
U.S. corporate	$–		$20,535		$3,235	$–		$23,770
State and municipal	–		3,157		77	–		3,234
Residential mortgage-backed	–		2,568		41	–		2,609
Commercial mortgage-backed	–		2,824		4	–		2,828
Asset-backed(c)	–		930		4,040	–		4,970
Corporate - non-U.S.	71		1,058		1,204	–		2,333
Government - non-U.S.	1,003		1,444		84	–		2,531
U.S. government and federal agency	–		3,805		253	–		4,058
Retained interests	–		–		35	–		35
Equity
Available-for-sale	715		18		17	–		750
Trading	241		–		–	–		241
Derivatives(d)	–		14,830		160	(5,319)		9,671
Other(e)	–		–		388	–		388
Total	$2,030		$51,169		$9,538	$(5,319)		$57,418

Liabilities
Derivatives	$–		$4,503		$20	$(4,025)		$498
Other	–		25		–	–		25
Total	$–		$4,528		$20	$(4,025)		$523

(a)	There were no securities transferred between Level 1 and Level 2 during the three months ended March 31, 2012.

(b)	The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists and when collateral is posted to us.

(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(d)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a loss of $18 million and $11 million at March 31, 2012 and December 31, 2011, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(24)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2012 and 2011, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowner’s equity.

Changes in Level 3 Instruments for the Three Months Ended March 31, 2012

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		March 31,	March 31,
	2012	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,235	$26		$37	$13	$(31)	$(16)	$–		$(13)		$3,251	$–
State and municipal	77	–		2	–	–	–	–		–		79	–
Residential
mortgage-backed	41	(3)		3	–	–	(1)	68		(1)		107	–
Commercial
mortgage-backed	4	–		–	–	–	–	–		(3)		1	–
Asset-backed	4,040	(4)		42	341	(31)	–	16		–		4,404	–
Corporate – non-U.S.	1,204	(9)		60	10	–	(26)	14		(4)		1,249	–
Government
– non-U.S.	84	(34)		35	52	(71)	(14)	–		–		52	–
U.S. government and
federal agency	253	–		7	–	–	–	–		–		260	–
Retained interests	35	–		(4)	5	(1)	(1)	–		–		34	–
Equity
Available-for-sale	17	–		(1)	–	–	(1)	–		–		15	–
Trading	–	–		–	–	–	–	–		–		–	–
Derivatives(d)(e)	141	(25)		1	–	–	–	–		–		117	(26)
Other	388	2		–	–	–	–	–		–		390	2
Total	$9,519	$(47)		$182	$421	$(134)	$(59)	$98		$(21)		$9,959	$(24)

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $4 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(25)

Changes in Level 3 Instruments for the Three Months Ended March 31, 2011

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		March 31,	March 31,
	2011	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$3,198	$87		$(23)	$45	$(114)	$(74)	$–		$–		$3,119	$–
State and municipal	225	–		(5)	4	–	(3)	–		(11)		210	–
Residential
mortgage-backed	66	–		3	1	(4)	(1)	71		(18)		118	–
Commercial
mortgage-backed	49	–		–	7	–	–	3		(48)		11	–
Asset-backed	2,540	3		74	371	(109)	(10)	1		(44)		2,826	–
Corporate – non-U.S.	1,486	(27)		54	12	(28)	(29)	11		–		1,479	–
Government
– non-U.S.	156	–		6	–	–	–	–		–		162	–
U.S. government and
federal agency	210	–		(9)	–	–	–	–		–		201	–
Retained interests	39	(19)		34	–	(1)	(1)	–		–		52	–
Equity
Available-for-sale	24	–		(1)	–	–	–	1		(3)		21	–
Trading	–	–		–	–	–	–	–		–		–	–
Derivatives(d)(e)	227	18		4	4	–	(184)	–		6		75	23
Other	450	–		17	5	–	–	–		–		472	–
Total	$8,670	$62		$154	$449	$(256)	$(302)	$87		$(118)		$8,746	$23

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

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

(26)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at March 31, 2012 and December 31, 2011. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during		Remeasured during
	the three months ended		the year ended
	March 31, 2012		December 31, 2011
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$196	$2,015	$158	$5,159
Cost and equity method investments(a)	–	73	–	402
Long-lived assets, including real estate	127	1,271	1,343	3,254
Total	$323	$3,359	$1,501	$8,815

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $17 million and $123 million at March 31, 2012 and December 31, 2011, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at March 31, 2012 and 2011.

	Three months ended March 31,
(In millions)	2012	2011

Financing receivables and loans held for sale	$(126)	$(363)
Cost and equity method investments(a)	(21)	(48)
Long-lived assets, including real estate(b)	(152)	(567)
Total	$(299)	$(978)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(3) million and $(5) million in the three months ended March 31, 2012 and 2011, respectively.

(b)
Includes impairments related to real estate equity properties and investments recorded in operating and administrative expenses of $50 million and $436 million in the three months ended March 31, 2012 and 2011, respectively.

(27)

The following table presents information relating to the significant unobservable inputs of our Level 3 recurring measurements.

	Fair value at				Range
	March 31,	Valuation	Unobservable		(weighted
(Dollars in millions)	2012	technique	inputs		average)

Recurring fair value measurements

Investment securities

Debt

U.S. corporate	$1,539	Income approach	Discount rate	(a)	2.0%-20.9% (10.3%)

Asset-backed	4,358	Income approach	Discount rate	(a)	1.9%-18.0% (4.4%)

Corporate Non-U.S.	713	Income approach	Discount rate	(a)	2.3%-27.2% (9.9%)

Other financial assets	381	Income approach	Weighted average		8.8%-11.5% (8.8%)
			cost of capital
Non-recurring fair value measurements

Financing receivables and loans held for sale	$1,221	Income approach	Capitalization rate	(b)	6.7%-12.8% (8.2%)

Cost and equity method investments	28	Income approach	Capitalization rate	(b)	8.6% (8.6%)

Long-lived assets, including real estate	200	Income approach	Capitalization rate	(b)	4.8%-10.6% (6.2%)

(a)
Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

(b)
Represents the rate of return on net operating income which is considered acceptable for an investor and is used to determine a property’s capitalized value. An increase in the capitalization rate would result in a decrease in the fair value.

Other Level 3 recurring fair value measurements of $2,792 million and non-recurring measurements of $1,439 million are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 1 in our 2011 consolidated financial statements. Other recurring fair value measurements of $172 million and non-recurring fair value measurements of $471 million were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

(28)

11. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Condensed Statement of Financial Position. Consistent with ASC 825, Financial Instruments, the table excludes finance leases and non-financial assets and liabilities. Substantially all of the assets discussed below are considered to be Level 3 in accordance with ASC 820. The vast majority of our liabilities fair value can be determined based on significant observable inputs and thus considered Level 2 in accordance with ASC 820. Few of the instruments are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 15 in our 2011 consolidated financial statements.

	At
	March 31, 2012			December 31, 2011
		Assets (liabilities)			Assets (liabilities)
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
(In millions)	amount	amount (net)	fair value	amount	amount (net)	fair value
Assets
Loans	(a)	$245,452	$246,781	(a)	$250,999	$251,433
Other commercial mortgages	(a)	1,438	1,459	(a)	1,494	1,537
Loans held for sale	(a)	303	303	(a)	496	497
Other financial instruments(c)	(a)	1,979	2,499	(a)	2,071	2,534
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(431,873)	(443,821)	(a)	(443,097)	(449,403)
Investment contract benefits	(a)	(3,457)	(4,191)	(a)	(3,493)	(4,240)
Guaranteed investment contracts	(a)	(4,135)	(4,167)	(a)	(4,226)	(4,266)
Insurance - credit life(e)	$2,121	(102)	(89)	$1,944	$(106)	(88)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 6.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at March 31, 2012 and December 31, 2011 would have been reduced by $6,917 million and $9,051 million, respectively.

(e)	Net of reinsurance of $2,000 million at both March 31, 2012 and December 31, 2011.

Loan Commitments

	Notional amount at
	March 31,	December 31,
(In millions)	2012	2011

Ordinary course of business lending commitments(a)	$3,010	$3,756
Unused revolving credit lines(b)
Commercial(c)	17,373	18,757
Consumer - principally credit cards	253,629	257,646

(a)	Excluded investment commitments of $2,179 million and $2,064 million as of March 31, 2012 and December 31, 2011, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $11,909 million and $12,354 million as of March 31, 2012 and December 31, 2011, respectively.

(c)
Included commitments of $12,748 million and $14,057 million as of March 31, 2012 and December 31, 2011, respectively, associated with secured financing arrangements that could have increased to a maximum of $15,521 million and $17,344 million at March 31, 2012 and December 31, 2011, respectively, based on asset volume under the arrangement.

(29)

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $306,000 million, approximately 98% or $300,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At
	March 31, 2012		December 31, 2011
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$7,751	$1,130	$9,445	$1,049
Currency exchange contracts	1,374	1,483	3,720	2,239
Other contracts	–	–	–	–
	9,125	2,613	13,165	3,288

Derivatives not accounted for as hedges
Interest rate contracts	439	189	314	241
Currency exchange contracts	1,721	573	1,440	972
Other contracts	71	22	71	22
	2,231	784	1,825	1,235

Netting adjustments(a)	(2,724)	(2,706)	(3,009)	(2,998)

Cash collateral(b)(c)	(3,185)	(447)	(2,310)	(1,027)

Total	$5,447	$244	$9,671	$498

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At March 31, 2012 and December 31, 2011, the cumulative adjustment for non-performance risk was a loss of $18 million and $11 million, respectively.

(b)	Excludes excess cash collateralization of $13 million and $579 million at March 31, 2012 and December 31, 2011, respectively.

(c)	Excludes securities pledged to us as collateral of $6,545 million and $10,346 million at March 31, 2012 and December 31, 2011, respectively.

(30)

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the three months ended March 31, 2012 and 2011, respectively.

	Three months ended March 31,
	2012		2011
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$(1,447)	$1,350	$(1,731)	$1,661
Currency exchange contracts	(48)	40	24	(27)

Fair value hedges resulted in $(105) million and $(73) million of ineffectiveness in the three months ended March 31, 2012 and 2011, respectively. In both the three months ended March 31, 2012 and 2011, there were insignificant amounts excluded from the assessment of effectiveness.

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

The following table provides information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest, when reclassified out of AOCI, for the three months ended March 31, 2012 and 2011.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended March 31,		for the three months ended March 31,
	2012	2011	2012	2011
(In millions)

Cash flow hedges
Interest rate contracts	$(27)	$24	$(140)	$(256)
Currency exchange contracts	142	177	74	419
Commodity contracts	–	–	–	(11)
Total	$115	$201	$(66)	$152

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $1,250 million loss at March 31, 2012. We expect to transfer $502 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the three months ended March 31, 2012 and 2011, we recognized insignificant gains and losses, respectively, related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At March 31, 2012 and 2011, the maximum term of derivative instruments that hedge forecasted transactions was 21 years and 22 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in revenues from services and totaled $4 million and $29 million in the three months ended March 31, 2012 and 2011, respectively.

(31)

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

The following table provides information about the amounts recorded in AOCI for the three months ended March 31, 2012 and 2011, as well as the gain (loss) recorded in revenues from services when reclassified out of AOCI.

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	three months ended March 31,		three months ended March 31,
(In millions)	2012	2011	2012	2011

Net investment hedges
Currency exchange contracts	$(1,502)	$(801)	$(10)	$(338)

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(220) million and $(278) million for the three months ended March 31, 2012 and 2011, respectively, and are recorded in interest.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the three months ended March 31, 2012 on derivatives not designated as hedges were $(76) million composed of amounts related to interest rate contracts of $(61) million, currency exchange contracts of $(21) million, and other derivatives of $6 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains for the three months ended March 31, 2011 on derivatives not designated as hedges were $292 million composed of amounts related to interest rate contracts of $11 million, currency exchange contracts of $267 million, and other derivatives of $14 million. These gains more than offset the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At March 31, 2012, our exposure to counterparties, including interest due, net of collateral we hold, was $624 million. The fair value of such collateral was $9,760 million, of which $3,215 million was cash and $6,545 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $477 million at March 31, 2012.

(32)

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability subject to these provisions, after consideration of collateral posted by us and outstanding interest payments, was $473 million at March 31, 2012.

12. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

We provide further detailed information about the credit quality of our Commercial, Real Estate and Consumer financing receivables portfolios. For each portfolio, we describe the characteristics of the financing receivables and provide information about collateral, payment performance, credit quality indicators, and impairment. We manage these portfolios using delinquency and nonearning data as key performance indicators. The categories used within this section such as impaired loans, troubled debt restructuring (TDR) and nonaccrual financing receivables are defined by the authoritative guidance and we base our categorization on the related scope and definitions contained in the related standards. The categories of nonearning and delinquent are defined by us and are used in our process for managing our financing receivables. Definitions of these categories are provided in Note 1 in our 2011 consolidated financial statements.

COMMERCIAL

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

	Financing receivables at
	March 31,	December 31,
(In millions)	2012	2011

CLL
Americas	$79,645	$80,505
Europe	35,613	36,899
Asia	11,048	11,635
Other	382	436
Total CLL	126,688	129,475

Energy Financial Services	5,287	5,912

GECAS	11,721	11,901

Other	681	1,282

Total Commercial financing receivables, before allowance for losses	$144,377	$148,570

Non-impaired financing receivables	$138,464	$142,908
General reserves	694	718

Impaired loans	5,913	5,662
Specific reserves	739	812

(33)

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

	At
	March 31, 2012		December 31, 2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.1%	0.7%	1.3%	0.8%
Europe	4.4	2.4	3.8	2.1
Asia	1.2	0.6	1.3	1.0
Other	0.2	–	2.0	0.1
Total CLL	2.0	1.2	2.0	1.2

Energy Financial Services	0.3	0.3	0.3	0.3

GECAS	–	–	–	–

Other	6.4	6.1	3.7	3.5

Total	1.8	1.1	1.8	1.1

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $4,939 million and $4,718 million of nonaccrual financing receivables at March 31, 2012 and December 31, 2011, respectively, $1,539 million and $1,227 million, respectively, are currently paying in accordance with their contractual terms.

	Nonaccrual financing		Nonearning financing
	receivables at		receivables at
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2012	2011	2012	2011

CLL
Americas	$2,473	$2,417	$1,664	$1,862
Europe	1,854	1,599	1,354	1,167
Asia	415	428	245	269
Other	64	68	9	11
Total CLL	4,806	4,512	3,272	3,309

Energy Financial Services	29	22	29	22

GECAS	17	69	17	55

Other	87	115	42	65
Total	$4,939	$4,718	$3,360	$3,451

Allowance for losses percentage	29.0%	32.4%	42.6%	44.3%

(34)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment in
(In millions)	in loans	balance	loans	in loans	balance	allowance	loans

March 31, 2012

CLL
Americas	$2,566	$2,636	$2,352	$1,127	$1,162	$362	$1,247
Europe	981	986	958	858	862	297	794
Asia	63	61	74	134	133	52	145
Other	62	69	58	–	–	–	5
Total CLL	3,672	3,752	3,442	2,119	2,157	711	2,191
Energy Financial Services	3	3	3	18	18	10	18
GECAS	14	14	21	–	–	–	–
Other	18	18	40	69	69	18	72
Total	$3,707	$3,787	$3,506	$2,206	$2,244	$739	$2,281

December 31, 2011

CLL
Americas	$2,136	$2,219	$2,128	$1,367	$1,415	$425	$1,468
Europe	936	1,060	1,001	730	717	263	602
Asia	85	83	94	156	128	84	214
Other	54	58	13	11	11	2	5
Total CLL	3,211	3,420	3,236	2,264	2,271	774	2,289
Energy Financial Services	4	4	20	18	18	9	87
GECAS	28	28	59	–	–	–	11
Other	62	63	67	75	75	29	97
Total	$3,305	$3,515	$3,382	$2,357	$2,364	$812	$2,484

We recognized $57 million, $193 million and $42 million of interest income, including $23 million, $59 million and $10 million on a cash basis, for the three months ended March 31, 2012, the year ended December 31, 2011 and the three months ended March 31, 2011, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the three months ended March 31, 2012 and the year ended December 31, 2011 was $5,787 million and $5,866 million, respectively.

Impaired loans classified as TDRs in our CLL business were $3,985 million and $3,642 million at March 31, 2012 and December 31, 2011, respectively, and were primarily attributable to CLL Americas ($3,017 million and $2,746 million, respectively). For the three months ended March 31, 2012, we modified $794 million of loans classified as TDRs, primarily in CLL Americas ($592 million) and CLL EMEA ($104 million). Changes to these loans primarily included debt to equity exchange, extensions, interest only payment periods and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $2,384 million of modifications classified as TDRs in the last twelve months, $108 million have subsequently experienced a payment default in the last three months.

(35)

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

(36)

	Secured
(In millions)	A	B	C	Total

March 31, 2012

CLL
Americas	$73,845	$1,967	$3,833	$79,645
Europe	32,060	1,182	1,228	34,470
Asia	10,196	108	572	10,876
Other	295	–	87	382
Total CLL	116,396	3,257	5,720	125,373

Energy Financial Services	5,010	69	82	5,161

GECAS	11,226	447	48	11,721

Other	681	–	–	681
Total	$133,313	$3,773	$5,850	$142,936

December 31, 2011

CLL
Americas	$73,103	$2,816	$4,586	$80,505
Europe	33,481	1,080	1,002	35,563
Asia	10,644	116	685	11,445
Other	345	–	91	436
Total CLL	117,573	4,012	6,364	127,949

Energy Financial Services	5,727	24	18	5,769

GECAS	10,881	970	50	11,901

Other	1,282	–	–	1,282
Total	$135,463	$5,006	$6,432	$146,901

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

Substantially all of our unsecured Commercial financing receivables portfolio is attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At March 31, 2012 and December 31, 2011, these financing receivables included $308 million and $325 million rated A, $697 million and $748 million rated B, and $436 million and $596 million rated C, respectively.

(37)

REAL ESTATE

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

	Financing receivables at
	March 31,	December 31,
(In millions)	2012	2011

Debt	$23,518	$24,501
Business Properties	8,013	8,248

Total Real Estate financing receivables, before allowance for losses	$31,531	$32,749

Non-impaired financing receivables	$23,292	$24,002
General reserves	255	267

Impaired loans	8,239	8,747
Specific reserves	674	822

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

	At
	March 31, 2012		December 31, 2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Debt	2.8%	2.3%	2.4%	2.3%
Business Properties	3.7	3.0	3.9	3.0
Total	3.1	2.5	2.8	2.5

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $6,551 million and $6,949 million of nonaccrual financing receivables at March 31, 2012 and December 31, 2011, respectively, $5,575 million and $6,061 million, respectively, are currently paying in accordance with their contractual terms.

	Nonaccrual financing		Nonearning financing
	receivables at		receivables at
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2012	2011	2012	2011

Debt	$6,010	$6,351	$522	$541
Business Properties	541	598	239	249
Total	$6,551	$6,949	$761	$790

Allowance for losses percentage	14.2%	15.7%	122.1%	137.8%

(38)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

March 31, 2012

Debt	$3,752	$3,803	$3,655	$3,914	$3,993	$585	$4,237
Business Properties	201	201	217	372	372	89	385
Total	$3,953	$4,004	$3,872	$4,286	$4,365	$674	$4,622

December 31, 2011

Debt	$3,558	$3,614	$3,568	$4,560	$4,652	$717	$5,435
Business Properties	232	232	215	397	397	105	460
Total	$3,790	$3,846	$3,783	$4,957	$5,049	$822	$5,895

We recognized $90 million, $399 million and $105 million of interest income, including $68 million, $339million and $105 million on a cash basis, for the three months ended March 31, 2012, the year ended December 31, 2011 and the three months ended March 31, 2011, respectively, principally in our Real Estate-Debt portfolio. The total average investment in impaired loans for the three months ended March 31, 2012 and the year ended December 31, 2011 was $8,494 million and $9,678 million, respectively.

Real Estate TDRs decreased from $7,006 million at December 31, 2011 to $6,606 million at March 31, 2012, primarily driven by resolution of TDRs through paydowns, restructurings and foreclosures, partially offset by extensions of loans scheduled to mature during 2012, some of which were classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the three months ended March 31, 2012, we modified $1,067 million of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $3,107 million of modifications classified as TDRs in the last twelve months, $183 million have subsequently experienced a payment default in the last three months.

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

	Loan-to-value ratio at
	March 31, 2012			December 31, 2011
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$14,041	$4,578	$4,899	$14,454	$4,593	$5,454

	Internal Risk Rating at
	March 31, 2012			December 31, 2011
(In millions)	A	B	C	A	B	C

Business Properties	$7,489	$102	$422	$7,628	$110	$510

(39)

Within Real Estate-Debt, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. A substantial majority of the Real Estate-Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and substantially all of the Real Estate-Business Properties financing receivables included in Category C are impaired loans which are subject to the specific reserve evaluation process described in Note 1 in our 2011 consolidated financial statements. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

CONSUMER

At March 31, 2012, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 51 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 64% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 36% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

	Financing receivables at
	March 31,	December 31,
(In millions)	2012	2011

Non-U.S. residential mortgages	$35,257	$35,550
Non-U.S. installment and revolving credit	18,963	18,544
U.S. installment and revolving credit	44,283	46,689
Non-U.S. auto	5,166	5,691
Other	7,520	7,244
Total Consumer financing receivables, before allowance for losses	$111,189	$113,718

Non-impaired financing receivables	$108,172	$110,825
General reserves	2,692	2,891

Impaired loans	3,017	2,893
Specific reserves	660	680

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

	At
	March 31, 2012		December 31, 2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	12.0%	8.0%	12.3%	7.9%
Non-U.S. installment and revolving credit	4.3	1.2	4.1	1.2
U.S. installment and revolving credit	4.4	2.0	5.0	2.2
Non-U.S. auto	3.2	0.5	3.1	0.5
Other	3.3	1.9	3.5	2.0
Total	6.7	3.7	6.9	3.7

(a)
Included $28 million and $45 million of loans at March 31, 2012 and December 31, 2011, respectively, which are over 90 days past due and accruing interest, mainly representing accretion on loans acquired at a discount.

(40)

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

	Nonaccrual financing		Nonearning financing
	receivables at		receivables at
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2012	2011	2012	2011

Non-U.S. residential mortgages	$2,975	$2,995	$2,863	$2,870
Non-U.S. installment and revolving credit	253	321	253	263
U.S. installment and revolving credit	876	990	876	990
Non-U.S. auto	30	43	30	43
Other	477	487	381	419
Total	$4,611	$4,836	$4,403	$4,585

Allowance for losses percentage	72.7%	73.8%	76.1%	77.9%

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $3,017 million (with an unpaid principal balance of $2,984 million) and comprised $109 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,908 million with a specific allowance of $660 million at March 31, 2012. The impaired loans with a specific allowance included $314 million with a specific allowance of $100 million in our Consumer–Other portfolio and $2,594 million with a specific allowance of $560 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,882 million and $2,866 million, respectively, at March 31, 2012. We recognized $43 million, $141 million and $32 million of interest income, including $4 million, $15 million and $1 million on a cash basis, for the three months ended March 31, 2012, the year ended December 31, 2011 and the three months ended March 31, 2011, respectively, principally in our Consumer-U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the three months ended March 31, 2012 and the year ended December 31, 2011 was $2,955 million and $2,623 million, respectively.

Impaired loans classified as TDRs in our Consumer business were $2,888 million and $2,723 million at March 31, 2012 and December 31, 2011, respectively.  We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the three months ended March 31, 2012, we modified $503 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $346 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $157 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $2,073 million of modifications classified as TDRs in the last twelve months, $168 million have subsequently experienced a payment default in the last three months, primarily in our installment and revolving credit portfolios.

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

(41)

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

	Loan-to-value ratio at
	March 31, 2012			December 31, 2011
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$19,670	$6,061	$9,526	$19,834	$6,087	$9,629

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 84% and 56%, respectively. We have third-party mortgage insurance for approximately 69% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at March 31, 2012. Such loans were primarily originated in the U.K., Poland and France.

Installment and Revolving Credit

For our unsecured lending products, including the non-U.S. and U.S. installment and revolving credit and non-U.S. auto portfolios, we assess overall credit quality using internal and external credit scores. Our internal credit scores imply a probability of default which we consistently translate into three approximate credit bureau equivalent credit score categories, including (a) 681 or higher, which are considered the strongest credits; (b) 615 to 680, considered moderate credit risk; and (c) 614 or less, which are considered weaker credits.

	Internal ratings translated to approximate credit bureau equivalent score at
	March 31, 2012			December 31, 2011
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S. installment and
revolving credit	$10,391	$4,765	$3,807	$9,913	$4,838	$3,793
U.S. installment and
revolving credit	26,917	9,220	8,146	28,918	9,398	8,373
Non-U.S. auto	3,705	903	558	3,927	1,092	672

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at March 31, 2012, 96% relate to installment and revolving credit accounts. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At March 31, 2012, Consumer – Other financing receivables of $6,170 million, $429 million and $921 million were rated A, B, and C, respectively. At December 31, 2011, Consumer – Other financing receivables of $5,580 million, $757 million and $907 million were rated A, B, and C, respectively.

(42)

13. VARIABLE INTEREST ENTITIES

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. The securitization transactions we engage in are similar to those used by many financial institutions. These securitization transactions serve as alternative funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GECC-supported and third-party VIEs to execute off-balance sheet securitization transactions funded in the commercial paper and term markets. The largest group of VIEs that we are involved with are former Qualified Special Purpose Entities (QSPEs), which under guidance in effect through December 31, 2009 were excluded from the scope of consolidation standards based on their characteristics. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in 2012 or 2011.

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

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIEs economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment grade, and are funded by the issuance of GICs. These entities were consolidated in 2003 and ceased issuing new investment contracts beginning in the first quarter of 2010. Since 2004, GECC has fully guaranteed repayment of these entities’ GIC obligations. These obligations include conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. To the extent that amounts due were to exceed the ultimate value of proceeds realized from Trinity assets, GECC would be required to provide such excess amount. Following the April 3, 2012 Moody’s downgrade of GECC’s long-term credit ratings to A1, substantially all of these GICs became redeemable by the holders. On May 1, 2012, holders of $1,989 million of GICs redeemed their holdings and GECC made related cash payments.  The remaining outstanding GICs will continue to be subject to the existing terms and maturities of their respective contracts.

•
Consolidated Securitization Entities (CSEs) comprise primarily our previously unconsolidated QSPEs that were consolidated on January 1, 2010 in connection with our adoption of ASU 2009-16 & 17. These entities were created to facilitate securitization of financial assets and other forms of asset-backed financing which serve as an alternative funding source by providing access to the commercial paper and term markets. The securitization transactions executed with these entities are similar to those used by many financial institutions and substantially all are non-recourse. We provide servicing for substantially all of the assets in these entities.

(43)

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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to four categories of entities: (1) enterprises we acquired that had previously created asset-backed financing entities to fund commercial, middle-market and equipment loans; we are the collateral manager for these entities; (2) joint ventures that lease light industrial equipment; (3) other entities that are involved in power generating and leasing activities; and (4) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE.

(44)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

		Consolidated Securitization Entities

		Credit					Trade
(In millions)	Trinity	Cards	(a)	Equipment	(a)	Real Estate	Receivables	Other	(b)	Total

March 31, 2012
Assets(c)
Financing receivables, net	$–	$19,801		$11,325		$3,183	$1,354	$2,828		$38,491
Investment securities	4,100	–		–		–	–	1,046		5,146
Other assets	326	21		363		211	–	3,626		4,547
Total	$4,426	$19,822		$11,688		$3,394	$1,354	$7,500		$48,184

Liabilities(c)
Borrowings	$–	$–		$3		$26	$–	$1,387		$1,416
Non-recourse borrowings	–	14,044		9,063		3,299	1,582	856		28,844
Other liabilities	4,333	83		–		3	11	1,533		5,963
Total	$4,333	$14,127		$9,066		$3,328	$1,593	$3,776		$36,223

December 31, 2011
Assets(c)
Financing receivables, net	$–	$19,229		$10,523		$3,521	$1,614	$2,973		$37,860
Investment securities	4,289	–		–		–	–	1,031		5,320
Other assets	389	17		283		210	–	2,250		3,149
Total	$4,678	$19,246		$10,806		$3,731	$1,614	$6,254		$46,329

Liabilities(c)
Borrowings	$–	$–		$2		$25	$–	$821		$848
Non-recourse borrowings	–	14,184		8,166		3,659	1,769	980		28,758
Other liabilities	4,456	37		–		19	23	1,312		5,847
Total	$4,456	$14,221		$8,168		$3,703	$1,792	$3,113		$35,453

(a)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1.  We are also owed amounts from the CSEs related to purchased financial assets which have yet to be funded or available excess cash flows due to GE. At March 31, 2012, the amounts owed to the CSEs and receivable from the CSEs were $6,226 million and $4,523 million, respectively.

(b)
Includes $1,333 million in other assets and $594 million of borrowings at March 31, 2012 due to the consolidation of an entity involved in power generating activities.This entity was previously subject to a leveraged lease and we consolidated this entity in March 2012 following the execution of an agreement that gave us the power to direct activities of this entity.

(c)
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

Revenues from services from our consolidated VIEs were $1,580 million and $1,540 million in the three months ended March 31, 2012 and 2011, respectively. Related expenses consisted primarily of provisions for losses of $200 million and $362 million in the three months ended March 31, 2012 and 2011, respectively, and interest of $133 million and $156 million in the three months ended March 31, 2012 and 2011, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.

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

(45)

The largest unconsolidated VIE with which we are involved is Penske Truck Leasing (PTL), a joint venture and limited partnership formed in 1988 between Penske Truck Leasing Corporation (PTLC) and GE. PTLC is the sole general partner of PTL and an indirect wholly-owned subsidiary of Penske Corporation. PTL is engaged in truck leasing and support services, including full-service leasing, dedicated logistics support and contract maintenance programs, as well as rental operations serving commercial and consumer customers. At March 31, 2012, our investment of $7,276 million primarily comprised a 49.9% partnership interest of $822 million and loans and advances of $6,418 million. GECC continues to provide loans under long-term revolving credit and letter of credit facilities to PTL.

Other significant exposures to unconsolidated VIEs at March 31, 2012 include an investment in asset-backed securities issued by a senior secured loan fund ($4,368 million); investments in real estate entities ($2,452 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($1,748 million). The vast majority of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at March 31, 2012 and December 31, 2011 follow.

	At
	March 31, 2012			December 31, 2011
(In millions)	PTL	All other	Total	PTL	All other	Total

Other assets and investment
securities	$7,276	$7,691	$14,967	$7,038	$7,318	$14,356
Financing receivables – net	–	2,470	2,470	–	2,507	2,507
Total investments	7,276	10,161	17,437	7,038	9,825	16,863
Contractual obligations to fund
investments or guarantees	600	2,134	2,734	600	2,244	2,844
Revolving lines of credit	1,080	74	1,154	1,356	92	1,448
Total	$8,956	$12,369	$21,325	$8,994	$12,161	$21,155

In addition to the entities included in the table above, we also hold passive investments in RMBS, commercial mortgage-backed securities (CMBS) and asset-backed securities (ABS) issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

(46)

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

Overview

Revenues for the first quarter of 2012 were $11.4 billion, a $1.6 billion (12%) decrease from the first quarter of 2011. Revenues were reduced by $0.2 billion as a result of dispositions. Revenues for the quarter also decreased as a result of the absence of the 2011 gain on sale of a substantial portion of our Garanti Bank equity investment (2011 Garanti gain) and organic revenue declines, primarily due to lower GE Capital Ending Net Investment (ENI). Earnings were flat in the first quarter of 2012 as result of lower impairments and lower provisions for losses on financing receivables, reflecting improved portfolio quality, partially offset by the absence of the 2011 Garanti gain and operations. Excluding the first quarter 2011 Garanti gain and operations, our earnings increased 27%.

Overall, acquisitions contributed $0.1 billion and an insignificant amount to total revenues in the first quarters of 2012 and 2011, respectively. Our earnings in both the first quarters of 2012 and 2011 included an insignificant amount from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.2 billion and $0.4 billion in the first quarters of 2012 and 2011, respectively. The effects of dispositions on earnings were $0.2 billion and an insignificant amount in the first quarters of 2012 and 2011, respectively.

Our effective income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because General Electric Capital Corporation (GECC) funds the majority of its non-U.S. operations through foreign companies that are subject to low foreign taxes.

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including, as discussed in Note 10 of the 2011 Form 10-K, the expiration on December 31, 2011 of the U.S. tax law provision deferring tax on active financial services income. If this provision is not extended, our tax rate will increase significantly after 2012. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

The provision for income taxes was an expense of $0.2 billion for the first quarter of 2012 (an effective tax rate of 9.4%), compared with $0.4 billion expense for the first quarter of 2011 (an effective tax rate of 19.1%). The tax expense decreased in the first quarter 2012 by $0.2 billion from the absence of the 2011 high-taxed disposition of Garanti, which decreased pre-tax income and contributed to increased benefits from low taxed global operations.

(47)

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

Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes. Segment profit, which we sometimes refer to as “net earnings”, includes interest and income taxes. GE allocates service costs related to its principal pension plans and GE no longer allocates the retiree costs of its postretirement healthcare benefits to its segments. This allocation methodology better aligns segment operating costs to the active employee costs, which are managed by the segments.

On February 22, 2012, our former parent, General Electric Capital Services, Inc. (GECS), merged with and into GECC. GECC’s continuing operations include the run-off insurance operations previously held and managed in our former parent, GECS, and which are reported in corporate items and eliminations. The operating businesses that are reported as segments, including CLL, Consumer, Real Estate, Energy Financial Services and GECAS, are not affected by the merger. Unless otherwise indicated, references to GECC and GE Capital relate to the entities as they exist subsequent to the February 22, 2012 merger.

We have reclassified certain prior-period amounts to conform to the current-period presentation. Refer to the Summary of Operating Segments on page 7 for a reconciliation of the total reportable segments’ profit to the consolidated net earnings attributable to the Company.

(48)

CLL

		Three months ended March 31,
(In millions)		2012	2011

Revenues		$4,442	$4,608

Segment profit		$685	$554

	At
	March 31,	December 31,	March 31,
(In millions)	2012	2011	2011

Total assets	$189,993	$193,869	$197,467

		Three months ended March 31,
(In millions)		2012	2011

Revenues
Americas		$2,774	$2,726
Europe		852	965
Asia		598	559
Other		218	358

Segment profit
Americas		$542	$459
Europe		59	91
Asia		86	33
Other		(2)	(29)

	At
	March 31,	December 31,	March 31,
(In millions)	2012	2011	2011

Total assets
Americas	$113,920	$116,034	$116,186
Europe	45,512	46,590	48,555
Asia	16,996	17,807	17,795
Other	13,565	13,438	14,931

CLL revenues decreased 4% and net earnings increased 24% in the first quarter of 2012. Revenues were reduced by $0.1 billion as a result of dispositions. Revenues also decreased as a result of organic revenue declines ($0.1 billion), primarily due to lower ENI. Net earnings increased in the first quarter of 2012, reflecting core increases ($0.1 billion) and lower provisions for losses on financing receivables.

(49)

Consumer

		Three months ended March 31,
(In millions)		2012	2011

Revenues		$3,877	$4,823

Segment profit		$829	$1,241

	At
	March 31,	December 31,	March 31,
(In millions)	2012	2011	2011

Total assets	$135,926	$138,534	$141,853

Consumer revenues decreased 20% and net earnings decreased 33% in the first quarter of 2012. Revenues were reduced by $0.1 billion as a result of dispositions. Revenues also decreased as a result of the absence of the 2011 Garanti gain ($0.7 billion) and organic revenue declines ($0.2 billion), primarily due to lower ENI. The decrease in net earnings resulted from the absence of the 2011 Garanti gain ($0.3 billion), lower Garanti results ($0.1 billion) and dispositions ($0.1 billion), partially offset by lower provisions for losses on financing receivables ($0.1 billion).

Real Estate

		Three months ended March 31,
(In millions)		2012	2011

Revenues		$836	$907

Segment profit		$56	$(358)

	At
	March 31,	December 31,	March 31,
(In millions)	2012	2011	2011

Total assets	$59,204	$60,873	$70,934

Real Estate revenues decreased 8% and net earnings were favorable in the first quarter of 2012. Revenues decreased as a result of organic revenue declines ($0.1 billion), primarily due to lower ENI, partially offset by increases in net gains on property sales. Real Estate net earnings increased as a result of lower impairments ($0.3 billion) and core increases ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.2 billion in both the first quarters of 2012 and 2011.

(50)

Energy Financial Services

		Three months ended March 31,
(In millions)		2012	2011

Revenues		$239	$345

Segment profit		$71	$112

	At
	March 31,	December 31,	March 31,
(In millions)	2012	2011	2011

Total assets	$19,303	$18,357	$18,821

Energy Financial Services revenues decreased 31% and net earnings decreased 37% in the first quarter of 2012. Revenues decreased as a result of lower gains ($0.1 billion) and organic revenue declines.

GECAS

		Three months ended March 31,
(In millions)		2012	2011

Revenues		$1,331	$1,325

Segment profit		$318	$306

	At
	March 31,	December 31,	March 31,
(In millions)	2012	2011	2011

Total assets	$48,720	$48,821	$48,560

GECAS revenues were flat and net earnings increased 4% in the first quarter of 2012. Revenues for the quarter were flat reflecting organic revenue growth, substantially offset by lower gains. The increase in net earnings resulted primarily from core increases, partially offset by lower gains.

(51)

Corporate Items and Eliminations

Corporate items and eliminations include Treasury operation expense of $0.1 billion for the first quarter of 2012 and an insignificant amount of earnings for the first quarter of 2011. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

Corporate items and eliminations include an insignificant amount of unallocated tax benefits for the first quarters of 2012 and 2011, respectively.

Certain amounts included in Corporate items and eliminations are not allocated to the five operating businesses because they are excluded from the measurement of their segment operating performance for internal purposes. Unallocated costs included an insignificant amount in both the first quarters of 2012 and 2011, respectively, primarily related to restructuring and other charges.

Discontinued Operations

	Three months ended March 31,
(In millions)	2012	2011

Earnings (loss) from discontinued operations,
net of taxes	$(217)	$35

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and our Consumer mortgage lending business in Ireland (Consumer Ireland). Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the first quarter of 2012, primarily reflected a loss related to the sale of Consumer Ireland.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position for the three months ended March 31, 2012 resulted from the following:

•	Repayments exceeded new issuances of total borrowings by $9.8 billion and collections on financing receivables exceeded originations by $6.6 billion;

•	The U.S. dollar was weaker for most major currencies at March 31, 2012 than at December 31, 2011, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Our assets were $573.4 billion at March 31, 2012, an $11.2 billion decrease from December 31, 2011, and reflect a reduction of net financing receivables of $7.5 billion, primarily through collections exceeding originations ($6.6 billion), which includes sales, and a decrease in derivative assets ($4.2 billion).

Our liabilities decreased $13.3 billion from December 31, 2011 to $493.4 billion at March 31, 2012, and reflect a $9.8 billion net reduction in borrowings, primarily in long-term borrowings and commercial paper, consistent with our overall reduction in assets and lower deposits of $2.6 billion at our banks.

(52)

Cash Flows

Our cash and equivalents were $76.2 billion at March 31, 2012, compared with $67.3 billion at March 31, 2011. Our cash from operating activities totaled $4.7 billion for the three months ended March 31, 2012, compared with cash from operating activities of $4.8 billion for the same period of 2011.

Consistent with our plan to reduce our asset levels, cash from investing activities was $6.4 billion during the three months ended March 31, 2012, resulting from a $6.6 billion reduction in financing receivables due to collections exceeding originations, partially offset by net purchases of equipment leased to others (ELTO).

GECC cash used for financing activities for the three months ended March 31, 2012 of $12.6 billion related primarily to a $9.8 billion reduction in total borrowings, consisting primarily of reductions in long-term borrowings and commercial paper and $2.6 billion of lower deposits at our banks.

Fair Value Measurements

See Note 1 in our 2011 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 10 to the condensed, consolidated financial statements.

At March 31, 2012, the aggregate amount of investments that are measured at fair value through earnings totaled $5.2 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities increased to $47.8 billion at March 31, 2012 from $47.4 billion at December 31, 2011, primarily due to the impact of lower interest rates and additional purchases in our CLL business. Of the amount at March 31, 2012, we held debt securities with an estimated fair value of $46.9 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $26.2 billion, $5.3 billion, $2.5 billion and $3.0 billion, respectively. Net unrealized gains on debt securities were $3.3 billion and $3.0 billion at March 31, 2012 and December 31, 2011, respectively. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.4 billion, $0.1 billion, $0.2 billion and $0.2 billion, respectively, at March 31, 2012, as compared with $0.6 billion, $0.2 billion, $0.3 billion and $0.2 billion, respectively, at December 31, 2011.

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

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS are in a senior position in the capital structure of the deals and more than 75% are agency bonds or insured by Monoline insurers (on which we continue to place reliance). Of our total RMBS portfolio at both March 31, 2012 and December 31, 2011, approximately $0.6 billion relates to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

(53)

Our CMBS portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high quality properties (large loan CMBS), a majority of which were originated in 2007 and 2006. The vast majority of the securities in our CMBS portfolio have investment grade credit ratings and the vast majority of the securities are in a senior position in the capital structure.

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

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At March 31, 2012, our investment securities insured by Monolines on which we continue to place reliance were $1.5 billion, including $0.3 billion of our $0.6 billion investment in subprime RMBS. At March 31, 2012, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.2 billion.

Total pre-tax, other-than-temporary impairment losses during the first quarter of 2012 were an insignificant amount which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities and other-than-temporary losses on equity securities.

Total pre-tax, other-than-temporary impairment losses during the first quarter of 2011 were $0.1 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on RMBS, non-U.S. government securities, non-U.S. corporate securities and other-than-temporary losses on equity securities.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS and non-U.S. corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at March 31, 2012, is $0.4 billion. Unrealized losses are not indicative of the amount of credit loss that would be recognized as credit losses are determined based on adverse changes in expected cash flows rather than fair value. For further information relating to how credit losses are calculated, see Note 3 in our 2011 consolidated financial statements. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At March 31, 2012 and December 31, 2011, unrealized losses on investment securities totaled $1.1 billion and $1.6 billion, respectively, including $0.9 billion and $1.2 billion, respectively, aged 12 months or longer. Of the amount aged 12 months or longer at March 31, 2012, more than 65% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.5 billion and $0.3 billion related to structured securities (mortgage-backed and asset-backed) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at March 31, 2012, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. For additional information, see Note 3 to the condensed, consolidated financial statements.

(54)

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our consumer portfolio is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 16% of our total portfolio. Of those, approximately 64% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 36% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

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

(55)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions)	2012	2011	2012	2011	2012	2011

Commercial
CLL
Americas	$79,645	$80,505	$1,664	$1,862	$802	$889
Europe	35,613	36,899	1,354	1,167	458	400
Asia	11,048	11,635	245	269	112	157
Other	382	436	9	11	2	4
Total CLL	126,688	129,475	3,272	3,309	1,374	1,450

Energy
Financial
Services	5,287	5,912	29	22	25	26

GECAS	11,721	11,901	17	55	14	17

Other	681	1,282	42	65	20	37
Total
Commercial	144,377	148,570	3,360	3,451	1,433	1,530

Real Estate
Debt(a)	23,518	24,501	522	541	812	949
Business
Properties(b)	8,013	8,248	239	249	117	140
Total Real Estate	31,531	32,749	761	790	929	1,089

Consumer
Non-U.S.
residential
mortgages(c)	35,257	35,550	2,863	2,870	498	546
Non-U.S.
installment
and revolving
credit	18,963	18,544	253	263	726	717
U.S. installment
and revolving
credit	44,283	46,689	876	990	1,845	2,008
Non-U.S. auto	5,166	5,691	30	43	88	101
Other	7,520	7,244	381	419	195	199
Total Consumer	111,189	113,718	4,403	4,585	3,352	3,571
Total	$287,097	$295,037	$8,524	$8,826	$5,714	$6,190

(a)	Financing receivables included $0.1 billion of construction loans at both March 31, 2012 and December 31, 2011.

(b)	Our Business Properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

(c)
At March 31, 2012, net of credit insurance, approximately 25% of our secured Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, 82% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments, high loan-to-value ratios at inception and introductory below market rates, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 76% and have re-indexed loan-to-value ratios of 84% and 56%, respectively. At March 31, 2012, 7% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(56)

The portfolio of financing receivables, before allowance for losses, was $287.1 billion at March 31, 2012, and $295.0 billion at December 31, 2011. Financing receivables, before allowance for losses, decreased $7.9 billion from December 31, 2011, primarily as a result of collections exceeding originations ($6.6 billion) (which includes sales) and write-offs ($1.7 billion), partially offset by the weaker U.S. dollar ($1.8 billion) and acquisitions ($0.1 billion).

Related nonearning receivables totaled $8.5 billion (3.0% of outstanding receivables) at March 31, 2012, compared with $8.8 billion (3.0% of outstanding receivables) at December 31, 2011. Nonearning receivables decreased from December 31, 2011, primarily due to improved performance in Commercial and improved economic conditions in the U.S. and collections in Consumer.

The allowance for losses at March 31, 2012 totaled $5.7 billion compared with $6.2 billion at December 31, 2011, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $0.5 billion from December 31, 2011, primarily because provisions were lower than write-offs, net of recoveries, by $0.5 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables decreased from 2.1% at December 31, 2011 to 2.0% at March 31, 2012 primarily due to a decrease in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(57)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables at		nonearning financing receivables at		total financing receivables at
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011	2012	2011
Commercial
CLL
Americas	2.1%	2.3%	48.2%	47.7%	1.0%	1.1%
Europe	3.8	3.2	33.8	34.3	1.3	1.1
Asia	2.2	2.3	45.7	58.4	1.0	1.3
Other	2.4	2.5	22.2	36.4	0.5	0.9
Total CLL	2.6	2.6	42.0	43.8	1.1	1.1

Energy Financial Services	0.5	0.4	86.2	118.2	0.5	0.4

GECAS	0.1	0.5	82.4	30.9	0.1	0.1

Other	6.2	5.1	47.6	56.9	2.9	2.9

Total Commercial	2.3	2.3	42.6	44.3	1.0	1.0

Real Estate
Debt	2.2	2.2	155.6	175.4	3.5	3.9
Business Properties	3.0	3.0	49.0	56.2	1.5	1.7

Total Real Estate	2.4	2.4	122.1	137.8	2.9	3.3

Consumer
Non-U.S.
residential mortgages	8.1	8.1	17.4	19.0	1.4	1.5
Non-U.S.
installment and
revolving credit	1.3	1.4	287.0	272.6	3.8	3.9
U.S. installment
and revolving credit	2.0	2.1	210.6	202.8	4.2	4.3
Non-U.S. auto	0.6	0.8	293.3	234.9	1.7	1.8
Other	5.1	5.8	51.2	47.5	2.6	2.7

Total Consumer	4.0	4.0	76.1	77.9	3.0	3.1

Total	3.0	3.0	67.0	70.1	2.0	2.1

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $1.7 billion represented 19.5% of total nonearning receivables at March 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased slightly from 47.7% at December 31, 2011, to 48.2% at March 31, 2012, reflecting an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 2.3% at December 31, 2011, to 2.1% at March 31, 2012, primarily due to reduced nonearning exposures in our media, industrial and consumer-facing portfolios. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

(58)

CLL – Europe. Nonearning receivables of $1.4 billion represented 15.9% of total nonearning receivables at March 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 34.3% at December 31, 2011, to 33.8% at March 31, 2012.  The decrease reflected an increase in nonearning receivables in our  asset-backed lending portfolio, and equipment finance portfolio requiring a relatively lower reserve level based on the strength of the underlying collateral values.  This was partially offset by increases in nonearning receivables and the allowance for losses in our Interbanca S.p.A. portfolio. The majority of nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables decreased from 55.9% at December 31, 2011, to 51.5% at March 31, 2012, primarily due to an increase in nonearning receivables in our asset-backed lending and equipment portfolios. The ratio of nonearning receivables as a percent of financing receivables increased from 3.2% at December 31, 2011, to 3.8% at March 31, 2012, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our Interbanca S.p.A. business and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.2 billion represented 2.9% of total nonearning receivables at March 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 58.4% at December 31, 2011, to 45.7% at March 31, 2012, primarily due to a decline in reserves as a result of write-offs in Japan, partially offset by collections and write-offs of nonearning receivables in our asset-based financing businesses in Japan. The ratio of nonearning receivables as a percent of financing receivables decreased from 2.3% at December 31, 2011, to 2.2% at March 31, 2012, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, partially offset by a lower financing receivables balance. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft, and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $0.5 billion represented 6.1% of total nonearning receivables at March 31, 2012. The decrease in nonearning receivables from December 31, 2011, was driven primarily by the resolution of North American multi-family nonearning loans, as well as European retail and mixed use loans, through payoffs and foreclosures, partially offset by new U.S. hotel delinquencies. The ratio of allowance for losses as a percent of total financing receivables decreased from 3.9% at December 31, 2011 to 3.5% at March 31, 2012, driven primarily by write-offs related to settlements and payoffs from impaired loan borrowers and improvement in collateral values. The ratio of allowance for losses as a percent of nonearning receivables decreased from 175.4% to 155.6% reflecting write-offs and resolution of nonearning loans as mentioned above.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At March 31, 2012, total Real Estate financing receivables of $31.5 billion were primarily collateralized by owner-occupied properties ($8.0 billion), office buildings ($6.7 billion), apartment buildings ($4.3 billion) and hotel properties ($3.6 billion). In the first quarter of 2012, commercial real estate markets showed signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.2 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At March 31, 2012, we had 118 foreclosed commercial real estate properties totaling $0.7 billion.

(59)

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $2.9 billion represented 33.6% of total nonearning receivables at March 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 19.0% at December 31, 2011 to 17.4% at March 31, 2012. In the first three months of 2012, our allowance for losses decreased primarily as a result of write-offs in our Hungary and U.K. portfolios while nonearning receivables remained relatively flat. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 84% and 56%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At March 31, 2012, we had in repossession stock 488 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables remained constant at 8.1% at March 31, 2012.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.3 billion represented 3.0% of total nonearning receivables at March 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased from 272.6% at December 31, 2011 to 287.0% at March 31, 2012, reflecting higher delinquencies, and lower nonearnings due to collections and write-offs primarily in Australia and New Zealand.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.9 billion represented 10.3% of total nonearning receivables at March 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased from 202.8% at December 31, 2011, to 210.6% at March 31, 2012 as a result of lower entry rates and improved collections resulting in reductions in our nonearning receivables balance. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.1% at December 31, 2011 to 2.0% at March 31, 2012 primarily due to lower delinquencies reflecting an improvement in the overall credit environment.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $16.1 billion nonaccrual loans at March 31, 2012, $7.3 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
(In millions)	receivables	receivables

March 31, 2012

Commercial
CLL	$4,806	$3,272
Energy Financial Services	29	29
GECAS	17	17
Other	87	42
Total Commercial	4,939	3,360

Real Estate	6,551	761

Consumer	4,611	4,403
Total	$16,101	$8,524

(60)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	At
	March 31,	December 31,
	2012	2011
Loans requiring allowance for losses
Commercial(a)	$2,206	$2,357
Real Estate	4,286	4,957
Consumer	2,908	2,824
Total loans requiring allowance for losses	9,400	10,138

Loans expected to be fully recoverable
Commercial(a)	3,707	3,305
Real Estate	3,953	3,790
Consumer	109	69
Total loans expected to be fully recoverable	7,769	7,164
Total impaired loans	$17,169	$17,302

Allowance for losses (specific reserves)
Commercial(a)	$739	$812
Real Estate	674	822
Consumer	660	680
Total allowance for losses (specific reserves)	$2,073	$2,314

Average investment during the period	$17,236	$18,167
Interest income earned while impaired(b)	190	733

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)	Recognized principally on a cash basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

Of our $8.2 billion impaired loans at Real Estate at March 31, 2012, $7.3 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at March 31, 2012 and December 31, 2011, classified by the method used to measure impairment was as follows.

(61)

	At
	March 31,	December 31,
(In millions)	2012	2011

Method used to measure impairment
Discounted cash flow	$8,771	$8,858
Collateral value	8,398	8,444
Total	$17,169	$17,302

See Note 1 in our 2011 consolidated financial statements for further information on our valuation processes.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR, and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At March 31, 2012, TDRs included in impaired loans were $13.5 billion, primarily relating to Real Estate ($6.6 billion), CLL ($4.0 billion) and Consumer ($2.9 billion).

Real Estate TDRs decreased from $7.0 billion at December 31, 2011 to $6.6 billion at March 31, 2012, primarily driven by resolution of TDRs through paydowns, restructuring and foreclosures, partially offset by extensions of loans scheduled to mature during 2012, some of which were classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the three months ended March 31, 2012, we modified $1.1 billion of loans classified as TDRs substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $3.1 billion of modifications classified as TDRs in the last twelve months, $0.2 billion have subsequently experienced a payment default in the last three months.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.5 billion at March 31, 2012 and $0.6 billion at December 31, 2011, and were 7.3% and 8.4%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the three months ended March 31, 2012, we provided short-term modifications of approximately $0.2 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $0.5 billion of Consumer loans for the three months ended March 31, 2012, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 12 to the condensed, consolidated financial statements.

(62)

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 12 to the condensed, consolidated financial statements.

GECC Selected European Exposures

At March 31, 2012, we had $91 billion in net financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 87% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (“focus countries”), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at March 31, 2012.

							Rest of	Total
March 31, 2012 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
before allowance
for losses on
financing receivables	$2,263	$576	$421	$7,209	$73	$3,136	$79,024	$92,702

Allowance for losses on
financing receivables	(83)	(23)	(19)	(266)	–	(114)	(1,428)	(1,933)

Financing receivables,
net of allowance
for losses on	2,180	553	402	6,943	73	3,022	77,596	90,769
financing receivables(a)(b)

Investments(c)(d)	2	–	13	631	–	167	2,230	3,043

Cost and equity method
investments(e)	865	27	341	70	32	5	728	2,068

Derivatives,
net of collateral(c)(f)	43	–	–	78	–	–	110	231

Total funded exposures(g)(h)	$3,090	$580	$756	$7,722	$105	$3,194	$80,664	$96,111

Unfunded commitments	$37	$1	$26	$301	$4	$603	$7,825	$8,797

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $34.6 billion before consideration of purchased credit protection. We have third-party mortgage insurance for approximately 29% of these residential mortgage loans, substantially all of which were originated in the U.K., Poland and France.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $1.0 billion related to financial institutions, $0.3 billion related to non-financial institutions and $1.7 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.1 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.

(f)	Net of cash collateral; entire amount is non-sovereign.

(g)
Excludes $23.4 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supra national entities, of which $1.2 billion is in focus countries, and $20.0 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($10.9 billion) and sovereign bonds of non-focus countries ($9.1 billion), where the value of our collateral exceeds the amount of our cash exposure.

(h)
Excludes ELTO ($11.7 billion) and real estate held for investment ($7.3 billion), of which $2.4 billion and $1.2 billion, respectively, are held in focus countries. These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(63)

We manage counterparty exposure, including credit risk, on an individual counterparty basis. We place defined risk limits around each obligor and review our risk exposure on the basis of both the primary and parent obligor, as well as the issuer of securities held as collateral. These limits are adjusted on an ongoing basis based on our continuing assessment of the credit risk of the obligor or issuer. In setting our counterparty risk limits, we focus on high quality credits and diversification through spread of risk in an effort to actively manage our overall exposure. We actively monitor each exposure against these limits and take appropriate action when we believe that risk limits have been exceeded or there are excess risk concentrations. Our collateral position and ability to work out problem accounts has historically mitigated our actual loss experience. Delinquency experience has been relatively stable in our European commercial and consumer platforms in the aggregate, and we actively monitor and take action to reduce exposures where appropriate. Uncertainties surrounding European markets could have an impact on the judgments and estimates used in determining the carrying value of these assets.

Other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $71.7 billion at March 31, 2012, a decrease of $3.9 billion, primarily related to decreases in the fair value of derivative instruments ($4.2 billion) and the sale of certain held-for-sale real estate and aircraft ($0.8 billion) , partially offset by the consolidation of an entity involved in power generating activities ($1.3 billion). During the three months ended March 31, 2012, we recognized an insignificant amount of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $23.6 billion and $23.9 billion at March 31, 2012 and December 31, 2011, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $2.6 billion. Commercial real estate valuations in 2011 and the first quarter of 2012 showed signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During the first quarter of 2012, Real Estate recognized pre-tax impairments of less than $0.1 billion in its real estate held for investment, which were primarily driven by declining cash flow projections for properties in Japan. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at March 31, 2012 had a carrying value of $0.6 billion and an associated estimated unrealized loss of approximately $0.1 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

Liquidity and Borrowings

We maintain a strong focus on liquidity. We manage our liquidity to help ensure access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECC are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within fiscal quarters.

GECC’s liquidity position is targeted to meet our obligations under both normal and stressed conditions. GECC establishes a funding plan annually that is based on the projected asset size and cash needs of GE, which over the past few years, has included GE’s strategy to reduce its ending net investment in GE Capital. GECC relies on a diversified source of funding, including the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund its balance sheet, in addition to cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases to fund its operating and interest expense costs.

(64)

Our 2012 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of our long-term debt ($82.7 billion at December 31, 2011, which includes $2.7 billion of alternative and other funding), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities were $20 billion in the first quarter of 2012. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the first quarter of 2012, we earned interest income on financing receivables of $5.4 billion, which more than offset interest expense of $3.2 billion.

We maintain a detailed liquidity policy for GECC which includes a requirement to maintain a contingency funding plan. The liquidity policy defines our liquidity risk tolerance under different stress scenarios based on our liquidity sources and also establishes procedures to escalate potential issues. We actively monitor our access to funding markets and our liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

We are a savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The FRB has recently finalized a regulation that requires certain organizations it supervises to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this proposed regulation to GECC is not yet determined; however, the FRB has indicated that it expects to extend these requirements to large savings and loan holding companies through separate rulemaking or by order. While the aforementioned regulations are not final, our capital allocation planning is still subject to FRB review, which could affect the timing of the GE Capital dividend to the parent.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

GE maintains liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments (Liquidity Portfolio) and committed unused credit lines.

GE has consolidated cash and equivalents of $83.7 billion at March 31, 2012, which is available to meet its needs. Of this, approximately $8 billion is held at GE and approximately $76 billion is held at GECC.

Most of GE’s cash and equivalents are held outside the U.S. and are available to fund operations and other growth of non-U.S. subsidiaries; they are also available to fund our needs in the U.S. on a short-term basis without being subject to U.S. tax. Less than $1 billion of GE cash and equivalents is held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs.  These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

At GECC, about $9 billion of cash and equivalents are in regulated banks and insurance entities and are subject to regulatory restrictions.

Under current tax laws, should GE or GECC determine to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes.

In addition to GE’s $83.7 billion of cash and equivalents, we have a centrally-managed portfolio of high-quality, liquid investments with a fair value of $3.6 billion at March 31, 2012. The Liquidity Portfolio is used to manage liquidity and meet our operating needs under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

(65)

We have committed, unused credit lines totaling $51.6 billion that have been extended to us by 57 financial institutions at March 31, 2012. These lines include $34.5 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $17.1 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

At March 31, 2012, our aggregate cash and equivalents and committed credit lines were more than twice our commercial paper borrowings balance.

Funding Plan

GE reduced its GE Capital ending net investment, excluding cash and equivalents, from $513 billion at January 1, 2009 to $436 billion at March 31, 2012.

In 2012, we completed issuances of $12.1 billion of senior unsecured debt with maturities up to 22 years (and subsequent to March 31, 2012, an additional $4.1 billion). Average commercial paper borrowings during the first quarter were $43.5 billion and the maximum amount of commercial paper borrowings outstanding during the first quarter was $46.3 billion. Our commercial paper maturities are funded principally through new issuances.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009 for which we paid $2.3 billion of fees to the FDIC for our participation. Our TLGP-guaranteed debt has remaining maturities of $28 billion in 2012. We anticipate funding these and our other long-term debt maturities through a combination of existing cash, new debt issuances, collections exceeding originations, dispositions, asset sales, deposits and other alternative sources of funding. GECC and GE are parties to an Eligible Entity Designation Agreement and GECC is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GECC reimburse the FDIC for any amounts that the FDIC pays to holders of GECC debt that is guaranteed by the FDIC.

We securitize financial assets as an alternative source of funding. During 2012, we completed $4.1 billion of non-recourse issuances and had maturities of $3.8 billion. At March 31, 2012, our non-recourse borrowings were $29.5 billion.

We have deposit-taking capability at 12 banks outside of the U.S. and two banks in the U.S. – GE Capital Retail Bank (formerly GE Money Bank), a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from three months to ten years.

Total alternative funding at March 31, 2012 was $64 billion, composed mainly of $41 billion bank deposits, $9 billion of funding secured by real estate, aircraft and other collateral and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2011 was $66 billion.

Credit Ratings

On April 3, 2012, Moody’s Investors Service (Moody’s) announced that it had downgraded the senior unsecured debt rating of GE by one notch from Aa2 to Aa3 and the senior unsecured debt rating of GECC by two notches from Aa2 to A1. The ratings downgrade does not affect GE’s and GECC’s short-term funding ratings of P-1, which were affirmed by Moody’s.  Moody’s ratings outlook for GE and GECC is stable.  We do not anticipate any material operational, funding or liquidity impacts from this ratings downgrade.

(66)

As further disclosed in our 2011 consolidated financial statements, GECC has fully guaranteed repayment of $4.1 billion of guaranteed investment contract (GIC) obligations of Trinity.  As a result of Moody’s downgrade, substantially all of these GICs became redeemable by the holders. In addition, another consolidated entity also had issued GICs where proceeds are loaned to GECC and $1.1 billion of these GICs became redeemable by the holders. On May 1, 2012, holders of $2.1 billion in principal amount of GICs redeemed their holdings and GECC made related cash payments. These redemptions were fully considered in our previously discussed liquidity plan. As of May 2, 2012, the contractual redemption period for $0.8 billion of GICs had not yet expired. Subsequent to this contractual redemption period, the remaining outstanding GICs will continue to be subject to the existing terms and maturities of their respective contracts.

Additionally, there were other contracts affected by the downgrade with provisions requiring us to provide additional funding, post collateral and make other payments. The total cash and collateral impact of these contracts was less than $0.6 billion.

Income Maintenance Agreement

As set forth in Exhibit 12 hereto, GECC’s ratio of earnings to fixed charges was 1.60:1 during the three months ended March 31, 2012 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2011. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our consolidated financial statements for the year ended December 31, 2011.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2012, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our consolidated financial statements for the fiscal year ended December 31, 2011.

In February and March 2012, two shareholder derivative actions were filed in New York Supreme Court naming as defendants GE (our parent), a number of GE officers (including its chief executive officer and chief financial officer) and its directors.  The complaints seek unspecified damages and principally allege breaches of fiduciary duty and other causes of action related to 2009 earnings forecasts for GE Capital, changes in the GE dividend and GE’s credit rating in 2009 and GE’s 2008 commercial paper program.

(67)

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

Exhibit 101
The following materials from General Electric Capital Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months ended March 31, 2012 and 2011, (ii) Condensed Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Statement of Changes in Shareowner’s Equity for the three months ended March 31, 2012 and 2011, (iv) Condensed Statement of Financial Position at March 31, 2012 and December 31, 2011, (v) Condensed Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Condensed, Consolidated Financial Statements.*

*
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

(68)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
May 4, 2012	/s/Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(69)