Form 10-Q
period 2012-06-30
GENERAL ELECTRIC CAPITAL CORP
filed 2012-07-30
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
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

At July 26, 2012, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

The attached financial statements are marked as “drafts” and are being made available to you at this time in order to facilitate our drafting process as well as KPMG’s review process. As the word “draft” indicates, these documents are neither final nor complete. Rather, these draft documents are preliminary, incomplete and possibly incorrect in some places, reflecting the fact that they are works in progress. Accordingly, no inference or conclusion should be drawn from these draft documents with respect to the quality or effectiveness of GECS’ internal control over financial reporting or disclosure controls and procedures

The attached financial statements are marked as “drafts” and are being made available to you at this time in order to facilitate our drafting process as well as KPMG’s review process. As the word “draft” indicates, these documents are neither final nor complete. Rather, these draft documents are preliminary, incomplete and possibly incorrect in some places, reflecting the fact that they are works in progress. Accordingly, no inference or conclusion should be drawn from these draft documents with respect to the quality or effectiveness of GECS’ internal control over financial reporting or disclosure controls and procedures

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in the European sovereign debt situation; the impact of conditions in the financial and credit markets on the availability and cost of our funding and on our ability to reduce our asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (GE Money Japan); pending and future mortgage securitization claims and litigation in connection with WMC, which may affect our estimates of liability, including possible loss estimates; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; our ability to pay dividends to GE at the planned level; the level of demand and financial performance of the major industries we serve, including, without limitation, air transportation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions, joint ventures and dispositions and our success in completing announced transactions and integrating acquired businesses; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Earnings
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Revenues
Revenues from services (a)	$11,464	$12,452	$22,908	$25,510
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(33)	(113)	(65)	(184)
Less: Portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	1	59	1	66
Net other-than-temporary impairment on investment securities
recognized in earnings	(32)	(54)	(64)	(118)
Revenues from services (Note 9)	11,432	12,398	22,844	25,392
Sales of goods	26	42	56	84
Total revenues	11,458	12,440	22,900	25,476

Costs and expenses
Interest	2,988	3,598	6,184	7,182
Operating and administrative	3,090	3,449	5,991	6,926
Cost of goods sold	23	38	48	78
Investment contracts, insurance losses and insurance annuity benefits	702	790	1,473	1,559
Provision for losses on financing receivables	743	792	1,606	1,932
Depreciation and amortization	1,674	1,792	3,369	3,568
Total costs and expenses	9,220	10,459	18,671	21,245

Earnings (loss) from continuing operations before income taxes	2,238	1,981	4,229	4,231
Benefit (provision) for income taxes	(102)	(346)	(289)	(775)

Earnings from continuing operations	2,136	1,635	3,940	3,456
Earnings from discontinued operations, net of taxes (Note 2)	(553)	195	(770)	230
Net earnings (loss)	1,583	1,830	3,170	3,686
Less net earnings (loss) attributable to noncontrolling interests	14	20	26	51
Net earnings (loss) attributable to GECC	$1,569	$1,810	$3,144	$3,635

Amounts attributable to GECC
Earnings from continuing operations	$2,122	$1,615	$3,914	$3,405
Earnings (loss) from discontinued operations, net of taxes	(553)	195	(770)	230
Net earnings (loss) attributable to GECC	$1,569	$1,810	$3,144	$3,635

(a)	Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Net earnings	$1,583	$1,830	$3,170	$3,686
Less: Net earnings (loss) attributable to noncontrolling interests	14	20	26	51
Net earnings attributable to GECC	$1,569	$1,810	$3,144	$3,635

Other comprehensive income (loss), net of tax
Investment securities	$180	$390	$510	$202
Currency translation adjustments	(390)	983	(274)	2,540
Cash flow hedges	40	(190)	112	(262)
Benefit plans	19	–	(5)	(1)
Other comprehensive income (loss), net of tax	(151)	1,183	343	2,479
Less: Other comprehensive income (loss) attributable to
noncontrolling interests	11	(11)	1	(9)
Other comprehensive income (loss) attributable to GECC	$(162)	$1,194	$342	$2,488

Comprehensive income, net of tax	1,432	3,013	3,513	6,165
Less: Comprehensive income attributable to noncontrolling interests	25	9	27	42
Comprehensive income attributable to GECC	$1,407	$3,004	$3,486	$6,123

General Electric Capital Corporation and consolidated affiliates
Statement of Changes in Shareowners’ Equity
(Unaudited)

	Six months ended June 30,
(In millions)	2012	2011

Beginning balance	$77,110	$68,984
Dividends and other transactions with shareowners	(769)	1
Other comprehensive income (loss), net of tax	342	2,488
Increases from net earnings attributable to the company	3,144	3,635
Ending balance	79,827	75,108
Noncontrolling interests	759	1,201
Total equity	$80,586	$76,309

(4)

General Electric Capital Corporation and consolidated affiliates

Condensed Statement of Financial Position

	June 30,	December 31,
(In millions, except share information)	2012	2011
	(Unaudited)
Assets
Cash and equivalents	$66,252	$76,702
Investment securities (Note 3)	47,906	47,359
Inventories	60	51
Financing receivables – net (Notes 4 and 12)	273,984	288,847
Other receivables	13,701	13,390
Property, plant and equipment, less accumulated amortization of $23,671
and $23,615	51,969	51,419
Goodwill (Note 5)	27,072	27,230
Other intangible assets – net (Note 5)	1,443	1,546
Other assets	71,897	75,612
Assets of businesses held for sale (Note 2)	3,039	711
Assets of discontinued operations (Note 2)	1,481	1,669
Total assets(a)	$558,804	$584,536

Liabilities and equity
Short-term borrowings (Note 6)	$119,796	$136,333
Accounts payable	7,700	7,239
Non-recourse borrowings of consolidated securitization entities (Note 6)	30,696	29,258
Bank deposits (Note 6)	41,942	43,115
Long-term borrowings (Note 6)	225,539	234,391
Investment contracts, insurance liabilities and insurance annuity benefits	28,328	30,198
Other liabilities	14,759	17,334
Deferred income taxes	7,392	7,052
Liabilities of businesses held for sale (Note 2)	283	345
Liabilities of discontinued operations (Note 2)	1,783	1,471
Total liabilities(a)	478,218	506,736

Preferred stock, $0.01 par value (750,000 authorized at June 30, 2012 and
22,500 issued and outstanding at June 30, 2012)	–	–
Common stock, $14 par value (4,166,000 shares authorized at
both June 30, 2012 and December 31, 2011 and 1,000 shares
issued and outstanding at both June 30, 2012 and
December 31, 2011)	–	–
Accumulated other comprehensive income – net(b)
Investment securities	476	(33)
Currency translation adjustments	(673)	(399)
Cash flow hedges	(989)	(1,101)
Benefit plans	(568)	(563)
Additional paid-in capital	29,859	27,628
Retained earnings	51,722	51,578
Total GECC shareowners' equity	79,827	77,110
Noncontrolling interests(c)(Note 8)	759	690
Total equity	80,586	77,800
Total liabilities and equity	$558,804	$584,536

(a)
Our consolidated assets at June 30, 2012 include total assets of $47,499 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $38,554 million and investment securities of $4,874 million. Our consolidated liabilities at June 30, 2012 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GECC. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $29,796 million. See Note 13.

(b)	The sum of accumulated other comprehensive income − net was $(1,754) million and $(2,096) million at June 30, 2012 and December 31, 2011, respectively.

(c)	Included accumulated other comprehensive income − net attributable to noncontrolling interests of $(142) million and $(141) million at June 30, 2012 and December 31, 2011, respectively.

See accompanying notes.

(5)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)

	Six months ended June 30,
(In millions)	2012	2011

Cash flows – operating activities
Net earnings	$3,170	$3,686
Less net earnings (loss) attributable to noncontrolling interests	26	51
Net earnings attributable to GECC	3,144	3,635
(Earnings) loss from discontinued operations	770	(230)
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	3,369	3,568
Increase (decrease) in accounts payable	201	885
Provision for losses on financing receivables	1,606	1,932
All other operating activities	1,734	(83)
Cash from (used for) operating activities – continuing operations	10,824	9,707
Cash from (used for) operating activities – discontinued operations	(45)	674
Cash from (used for) operating activities	10,779	10,381

Cash flows – investing activities
Additions to property, plant and equipment	(5,514)	(5,118)
Dispositions of property, plant and equipment	2,726	3,505
Increase in loans to customers	(148,817)	(153,746)
Principal collections from customers – loans	154,149	166,493
Investment in equipment for financing leases	(4,349)	(4,386)
Principal collections from customers – financing leases	5,993	6,813
Net change in credit card receivables	(1,178)	1,575
Proceeds from sale of discontinued operations	–	4,371
Proceeds from principal business dispositions	88	2,077
Payments for principal businesses purchased	–	(93)
All other investing activities	3,779	3,659
Cash from (used for) investing activities – continuing operations	6,877	25,150
Cash from (used for) investing activities – discontinued operations	37	(614)
Cash from (used for) investing activities	6,914	24,536

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(621)	(2,857)
Net increase (decrease) in bank deposits	(890)	2,464
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	40	10
Long-term (longer than one year)	29,618	26,954
Non-recourse, leveraged lease	–	–
Repayments and other debt reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	(50,546)	(44,380)
Long-term (longer than one year)	(1,988)	(273)
Non-recourse, leveraged lease	(310)	(520)
Proceeds from issuance of preferred stock	2,227	–
Dividends paid to shareowner	(3,000)	–
All other financing activities	(2,354)	(936)
Cash from (used for) financing activities – continuing operations	(27,824)	(19,538)
Cash from (used for) financing activities – discontinued operations	–	(42)
Cash from (used for) financing activities	(27,824)	(19,580)

Effect of currency exchange rate changes on cash and equivalents	(327)	2,407

Increase (decrease) in cash and equivalents	(10,458)	17,744
Cash and equivalents at beginning of year	76,823	60,398
Cash and equivalents at June 30	66,365	78,142
Less cash and equivalents of discontinued operations at June 30	113	159
Cash and equivalents of continuing operations at June 30	$66,252	$77,983

See accompanying notes.

(6)

General Electric Capital Corporation and consolidated affiliates
Summary of Operating Segments

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
(In millions)	2012	2011	2012	2011

Revenues
CLL	$4,141	$4,666	$8,583	$9,274
Consumer	3,812	4,172	7,689	8,995
Real Estate	876	992	1,712	1,899
Energy Financial Services	446	365	685	710
GECAS	1,317	1,327	2,648	2,652
Total segment revenues	10,592	11,522	21,317	23,530
Corporate items and eliminations	866	918	1,583	1,946
Total revenues in GECC	$11,458	$12,440	$22,900	$25,476

Segment profit
CLL	$626	$701	$1,311	$1,255
Consumer	907	1,042	1,736	2,283
Real Estate	221	(335)	277	(693)
Energy Financial Services	122	139	193	251
GECAS	308	321	626	627
Total segment profit	2,184	1,868	4,143	3,723
Corporate items and eliminations	(62)	(253)	(229)	(318)
Earnings from continuing operations
attributable to GECC	2,122	1,615	3,914	3,405
Earnings (loss) from discontinued operations,
net of taxes, attributable to GECC	(553)	195	(770)	230
Total net earnings attributable to GECC	$1,569	$1,810	$3,144	$3,635

See accompanying notes.

(7)

Notes to Condensed Financial Statements (Unaudited)

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

On February 22, 2012, our former parent, General Electric Capital Services, Inc. (GECS), merged with and into GECC. The merger simplified GE’s corporate structure by consolidating financial services entities and assets within our organization and simplifying Securities and Exchange Commission and regulatory reporting. Upon completion of the merger, (i) all outstanding shares of GECC common stock were cancelled, (ii) all outstanding shares of common stock of GECS and all outstanding shares of preferred stock of GECS held by GE were converted into an aggregate of 1,000 shares of common stock of GECC and (iii) all treasury shares of GECS and all outstanding shares of preferred stock of GECS held by GECC were cancelled.  As a result of the merger, GECC became the surviving corporation, assumed all of GECS’ rights and obligations and became wholly-owned directly by GE.

Because both GECS and GECC were wholly-owned either directly or indirectly by GE, the merger was accounted for as a transfer of assets between entities under common control. Transfers of net assets or exchanges of shares between entities under common control are accounted for at historical value, and as if the transfer occurred at the beginning of the period. Prior period results are retrospectively adjusted to furnish comparative information. GECC’s continuing operations now include the run-off insurance operations previously held and managed in our former parent, GECS, and which are reported in corporate items and eliminations. The operating businesses that are reported as segments, including CLL, Consumer, Real Estate, Energy Financial Services and GECAS, are not affected by the merger. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-Q Report relate to the entity or segment as they exist subsequent  to the February 22, 2012 merger. In addition, during the first quarter of 2012, we announced the planned disposition of the Consumer mortgage lending business in Ireland (Consumer Ireland). This disposition is reported as a discontinued operation, which requires retrospective restatement of prior periods to classify the assets, liabilities and results of operations as discontinued operations.

GECC enters into various operating and financing arrangements with its parent, GE. Transactions between related companies are made on an arms-length basis, are eliminated and consist primarily of capital contributions from GE to GECC; GE customer receivables sold to GECC; GECC services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECC; information technology (IT) and other services sold to GECC by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECC from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs.

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

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the second quarter of 2012, we committed to sell a portion of our Business Properties portfolio (Business Property) in Real Estate, including certain commercial loans, the origination and servicing platforms and the servicing rights on loans previously securitized by GECC. Upon closing, we will also expect to deconsolidate substantially all Real Estate securitization entities as servicing rights related to these entities will be transferred to the buyer.

In the second quarter of 2011, we committed to sell our Consumer business banking operations in Latvia.

Summarized financial information for businesses held for sale is shown below.

	June 30,	December 31,
(In millions)	2012	2011

Assets
Cash and equivalents	$135	$149
Financing receivables – net	2,794	412
Property, plant and equipment – net	56	81
All other	54	69
Assets of businesses held for sale	$3,039	$711

Liabilities
Short-term borrowings	$223	$252
All other	60	93
Liabilities of businesses held for sale	$283	$345

(9)

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and Consumer Ireland. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

Summarized financial information for discontinued operations is shown below.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Operations
Total revenues	$(349)	$124	$(350)	$331

Earnings (loss) from discontinued operations before income taxes	$(380)	$(38)	$(438)	$(38)
Benefit (provision) for income taxes	121	37	127	33
Earnings (loss) from discontinued operations, net of taxes	$(259)	$(1)	$(311)	$(5)

Disposal
Gain (loss) on disposal before income taxes	$(308)	$(52)	$(502)	$(41)
Benefit (provision) for income taxes	14	248	43	276
Gain (loss) on disposal, net of taxes	$(294)	$196	$(459)	$235

Earnings (loss) from discontinued operations, net of taxes	$(553)	$195	$(770)	$230

	June 30,	December 31,
(In millions)	2012	2011

Assets
Cash and equivalents	$113	$121
Financing receivables - net	234	521
Other	1,134	1,027
Assets of discontinued operations	$1,481	$1,669

Liabilities
Deferred income taxes	$231	$207
Other	1,552	1,264
Liabilities of discontinued operations	$1,783	$1,471

Assets at June 30, 2012 and December 31, 2011 primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

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

(10)

Our overall claims experience developed unfavorably through 2010. We believe that the level of excess interest refund claims was impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. In September 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial legal advertising. We observed an increase in claims during the latter part of 2010 and the first two months of 2011. Since February and through the end of 2011, we experienced substantial declines in the rate of incoming claims, though the overall rate of reduction was slower than we expected. The September 2010 bankruptcy filing referenced above had a significant effect on the pace of incoming claim declines and it is difficult to predict the pace and pattern at which claims will continue to decelerate. During the first half of 2012, we recorded increases to our reserve of $336 million to reflect an excess of claims activity over our previous estimates and, based on recent experience, revisions to our assumptions about the level of future claim activity. We continue to closely monitor and evaluate claims activity. At June 30, 2012, our reserve for reimbursement of claims in excess of the statutory interest rate was $695 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Our estimated liability for excess interest refund claims at June 30, 2012 assumes the pace of incoming claims will continue to decelerate, average exposure per claim remains consistent with recent experience, and we continue to see the impact of loss mitigation efforts. Estimating the pace and pattern of decline in incoming claims has a significant effect on the total amount of our liability. While the pace of incoming claims continues to decline, it is highly variable and difficult to predict. Holding all other assumptions constant, for example, adverse changes of 20% and 50% in assumed incoming daily claim rate reduction would result in an increase to our reserves of approximately $100 million and $350 million, respectively.

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

GE Money Japan losses from discontinued operations, net of taxes, were $327 million and an insignificant amount in the three months ended June 30, 2012 and 2011, respectively, and $354 million and $1 million in the six months ended June 30, 2012 and 2011, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC substantially discontinued all new loan originations by the second quarter of 2007, and is not a loan servicer. In connection with the sale, WMC retained certain representation and warranty obligations related to loans sold to third parties prior to the disposal of the business and contractual obligations to repurchase previously sold loans as to which there was an early payment default. All claims received by WMC for early payment default have either been resolved or are no longer being pursued.

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $2,731 million at June 30, 2012, $705 million at December 31, 2011 and $347 million at December 31, 2010. Pending claims represent those active repurchase claims that identify the specific loans tendered for repurchase and, for each loan, the alleged breach of a representation or warranty. The amounts reported reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Historically, a small percentage of the total loans WMC originated and sold has been tendered for repurchase, and of those loans tendered, only a limited amount has qualified as “validly tendered,” meaning the loans sold did not satisfy contractual obligations. The increase in loan repurchase claims in the second quarter was driven by an increase in activity by securitization trustees and certain investors in residential mortgage-backed securities issued beginning in the second quarter of 2006, and, we believe, may reflect applicable statutes of limitations considerations.

(11)

WMC is a party to nine lawsuits involving repurchase claims on loans included in six private-label securitizations.  Seven of these actions were commenced in the second quarter of 2012, one was commenced in July 2012 and one began in the third quarter of 2011.  Five of the actions were initiated by WMC.  Adverse to WMC in these cases are affiliates of either Deutsche Bank National Trust Company (Deutsche Bank) or US Bank National Association, solely in their capacity as trustees for the securitization trusts at issue in the cases.  In two actions commenced by Deutsche Bank, it purports to assert approximately $850 million of claims beyond those included in WMC’s previously discussed pending claims at June 30, 2012, based on loan sampling. WMC intends to defend itself vigorously.

Reserves related to contractual representations and warranties were $491 million and $140 million at June 30, 2012 and March 31, 2012, respectively, and reflect an increase to reserves in the second quarter of 2012 of $351 million due to higher pending claims and an increase in estimated future loan repurchase requests.  The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and WMC’s historical loss rates on loans repurchased.  Assuming a 10% increase in our estimated loss rate and 50% increases to our estimates of future loan repurchase requests and estimated percentage of loans repurchased would result in an increase to our reserves of approximately $500 million.  Our reserve reflects our judgment, based on currently available information, and a number of assumptions, including economic conditions, claim activity, pending and threatened litigation and indemnification demands, and other activity in the mortgage industry.

Uncertainties surrounding economic conditions, the ability and propensity of mortgage holders to present valid claims, governmental actions, pending and threatened litigation against WMC, including increased activity by securitization trustees, indemnification demands and other activity in the mortgage industry make it difficult to develop a meaningful estimate of aggregate possible claims exposure. Actual losses could exceed the reserve amount if actual claim rates, governmental actions, litigation and indemnification activity, or losses WMC incurs on repurchased loans differ from our assumptions.

WMC revenues (loss) from discontinued operations were $(351) million and an insignificant amount in the three months ended June 30, 2012 and 2011, respectively, and $(358) million and an insignificant amount in the six months ended June 30, 2012 and 2011, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $227 million and $1 million in the three months ended June 30, 2012 and 2011, respectively, and $236 million and $3 million in the six months ended June 30, 2012 and 2011, respectively.

Other

In the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations.  Consumer Ireland revenues from discontinued operations were $2 million and $4 million in the three months ended June 30, 2012 and 2011, respectively, and $6 million and $8 million in the six months ended June 30, 2012 and 2011, respectively. Consumer Ireland earnings (loss) from discontinued operations, net of taxes, were $2 million and $(23) million in the three months ended June 30, 2012 and 2011, respectively, and $(186) million (including a $131 million loss on disposal) and $(44) million in the six months ended June 30, 2012 and 2011, respectively.

In the second quarter of 2011, we entered into an agreement to sell our Australian Home Lending operations and classified it as discontinued operations. As a result, we recognized an after-tax loss of $148 million in 2011. We completed the sale in the third quarter of 2011 for proceeds of approximately $4,577 million. Australian Home Lending revenues from discontinued operations were an insignificant amount and $101 million in the three months ended June 30, 2012 and 2011, respectively, and $1 million and $215 million in the six months ended June 30, 2012 and 2011, respectively. Australian Home Lending earnings (loss) from discontinued operations, net of taxes, were an insignificant amount and $(117) million in the three months ended June 30, 2012 and 2011, respectively, and $2 million and $ (80) million in the six months ended June 30, 2012 and 2011, respectively.

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for $692 million. The sale was completed in the second quarter of 2011 and resulted in the recognition of a gain on disposal, net of taxes, of $319 million. Consumer Singapore revenues from discontinued operations were $1 million and $2 million in the three months ended June 30, 2012 and 2011, respectively, and $1 million and $31 million in the six months ended June 30, 2012 and 2011, respectively. Consumer Singapore earnings from discontinued operations, net of taxes, were $1 million and $319 million in the three months ended June 30, 2012 and 2011, respectively, and $1 million and $326 million in the six months ended June 30, 2012 and 2011, respectively.

(12)

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively, for proceeds of $2,365 million and $1,943 million, respectively. Consumer RV Marine revenues from discontinued operations were an insignificant amount and $6 million in the three months ended June 30, 2012 and 2011, respectively, and an insignificant amount  and $11 million in the six months ended June 30, 2012 and 2011, respectively. Consumer RV Marine earnings from discontinued operations, net of taxes, were $1 million and $2 million in the three months ended June 30, 2012 and 2011, respectively, and an insignificant amount and $2 million in the six months ended June 30, 2012 and 2011, respectively. Consumer Mexico revenues (losses) from discontinued operations were $(1) million and $12 million in the three months ended June 30, 2012 and 2011, respectively, and an insignificant amount and $67 million in the six months ended June 30, 2012 and 2011, respectively. Consumer Mexico earnings (loss) from discontinued operations, net of taxes, were $(2) million and $17 million in the three months ended June 30, 2012 and 2011, respectively, and $(4) million and $33 million in the six months ended June 30, 2012 and 2011, respectively.

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

	June 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$20,994	$4,003	$(327)	$24,670	$20,748	$3,432	$(410)	$23,770
State and municipal	3,436	463	(130)	3,769	3,027	350	(143)	3,234
Residential mortgage-backed(a)	2,440	195	(198)	2,437	2,711	184	(286)	2,609
Commercial mortgage-backed	3,060	171	(180)	3,051	2,913	162	(247)	2,828
Asset-backed	5,269	8	(148)	5,129	5,102	32	(164)	4,970
Corporate – non-U.S.	2,592	140	(168)	2,564	2,414	126	(207)	2,333
Government – non-U.S.	1,792	137	(30)	1,899	2,488	129	(86)	2,531
U.S. government and
federal agency	3,412	90	–	3,502	3,974	84	–	4,058
Retained interests	28	3	–	31	25	10	–	35
Equity
Available-for-sale	502	98	(6)	594	713	75	(38)	750
Trading	260	–	–	260	241	–	–	241
Total	$43,785	$5,308	$(1,187)	$47,906	$44,356	$4,584	$(1,581)	$47,359

(a)
Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at June 30, 2012, $1,626 million relates to securities issued by government-sponsored entities and $811 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities increased to $47,906 million at June 30, 2012, from $47,359 million at December 31, 2011, primarily due to the impact of lower interest rates and additional purchases in our CLL business of investments collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(13)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses	(a)	fair value	losses	(a)

June 30, 2012
Debt
U.S. corporate	$365	$(16)		$1,121	$(311)
State and municipal	71	(1)		233	(129)
Residential mortgage-backed	26	–		752	(198)
Commercial mortgage-backed	268	(7)		1,057	(173)
Asset-backed	4,136	(27)		792	(121)
Corporate – non-U.S.	488	(31)		571	(137)
Government – non-U.S.	196	(1)		171	(29)
U.S. government and federal agency	–	–		–	–
Retained interests	2	–		–	–
Equity	64	(5)		7	(1)
Total	$5,616	$(88)		$4,704	$(1,099)

December 31, 2011
Debt
U.S. corporate	$1,435	$(241)		$836	$(169)
State and municipal	87	(1)		307	(142)
Residential mortgage-backed	219	(9)		825	(277)
Commercial mortgage-backed	244	(23)		1,320	(224)
Asset-backed	100	(7)		850	(157)
Corporate – non-U.S.	330	(28)		607	(179)
Government – non-U.S.	906	(5)		203	(81)
U.S. government and federal agency	502	–		–	–
Retained interests	–	–		–	–
Equity	440	(38)		–	–
Total	$4,263	$(352)		$4,948	$(1,229)

(a)	Includes gross unrealized losses at June 30, 2012 of $(200) million related to securities that had other-than-temporary impairments previously recognized.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the six months ended June 30, 2012 have not changed from those described in our 2011 consolidated financial statements. See Note 3 in our 2011 consolidated financial statements for additional information regarding these methodologies and inputs.

During the second quarter of 2012, we recorded pre-tax, other-than-temporary impairments of $33 million, of which $32 million was recorded through earnings ($16 million relates to equity securities) and $1 million was recorded in accumulated other comprehensive income (AOCI). At April 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $434 million. During the second quarter, we recognized first-time impairments of $3 million and incremental charges on previously impaired securities of $6 million. These amounts included $33 million related to securities that were subsequently sold.

During the second quarter of 2011, we recorded pre-tax, other-than-temporary impairments of $113 million, of which $54 million was recorded through earnings ($5 million relates to equity securities) and $59 million was recorded in AOCI. At April 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $388 million. During the second quarter of 2011, we recognized first-time impairments of $19 million and incremental charges on previously impaired securities of $24 million. These amounts included $18 million related to securities that were subsequently sold.

(14)

During the six months ended June 30, 2012, we recorded pre-tax, other-than-temporary impairments of $65 million, of which $64 million was recorded through earnings ($23 million relates to equity securities) and $1 million was recorded in AOCI. At January 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $558 million. During the six months ended June 30, 2012, we recognized first-time impairments of $10 million and incremental charges on previously impaired securities of $11 million. These amounts included $169 million related to securities that were subsequently sold.

During the six months ended June 30, 2011, we recorded pre-tax, other-than-temporary impairments of $184 million, of which $118 million was recorded through earnings ($10 million relates to equity securities) and $66 million was recorded in AOCI. At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $332 million. During the six months ended June 30, 2011, we recognized first-time impairments of $20 million and incremental charges on previously impaired securities of $81 million. These amounts included $21 million related to securities that were subsequently sold.

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized	Estimated
	cost	fair value
Due in
2012	$2,082	$2,112
2013-2016	7,450	7,447
2017-2021	9,080	10,591
2022 and later	13,607	16,247

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Gains	$21	$45	$59	$161
Losses, including impairments	(34)	(56)	(104)	(127)
Net	$(13)	$(11)	$(45)	$34

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

Proceeds from investment securities sales and early redemptions by issuers totaled $2,742 million and $4,833 million in the second quarters of 2012 and 2011, respectively, and $6,504 million and $9,972 million in the six months ended June 30, 2012 and 2011, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains on trading securities of $13 million and $52 million in the second quarters of 2012 and 2011, respectively, and $36 million and $55 million in the six months ended June 30, 2012 and 2011, respectively.

(15)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	June 30,	December 31,
(In millions)	2012	2011

Loans, net of deferred income(a)	$243,625	$256,895
Investment in financing leases, net of deferred income	35,564	38,142
	279,189	295,037
Less allowance for losses	(5,205)	(6,190)
Financing receivables – net(b)	$273,984	$288,847

(a)	Deferred income was $2,197 million and $2,329 million at June 30, 2012 and December 31, 2011, respectively.

(b)
Financing receivables at June 30, 2012 and December 31, 2011 included $895 million and $1,062 million, respectively, of loans that were acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

Financing Receivables – net

	June 30,	December 31,
(In millions)	2012	2011

Commercial
CLL
Americas	$77,241	$80,505
Europe	34,722	36,899
Asia	11,313	11,635
Other	711	436
Total CLL	123,987	129,475

Energy Financial Services	5,159	5,912

GECAS	12,046	11,901

Other	587	1,282
Total Commercial financing receivables	141,779	148,570

Real Estate
Debt	22,409	24,501
Business Properties	5,301	8,248
Total Real Estate financing receivables	27,710	32,749

Consumer
Non-U.S. residential mortgages	33,826	35,550
Non-U.S. installment and revolving credit	17,960	18,544
U.S. installment and revolving credit	45,531	46,689
Non-U.S. auto	4,740	5,691
Other	7,643	7,244
Total Consumer financing receivables	109,700	113,718

Total financing receivables	279,189	295,037

Less allowance for losses	(5,205)	(6,190)
Total financing receivables – net	$273,984	$288,847

(16)

Allowance for Losses on Financing Receivables

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				June 30,
(In millions)	2012	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2012

Commercial
CLL
Americas	$889	$57	$(30)		$(306)		$52		$662
Europe	400	158	(15)		(95)		36		484
Asia	157	13	(3)		(89)		9		87
Other	4	–	(1)		(2)		–		1
Total CLL	1,450	228	(49)		(492)		97		1,234

Energy Financial Services	26	10	–		(24)		–		12

GECAS	17	26	–		(11)		–		32

Other	37	5	(20)		(10)		–		12
Total Commercial	1,530	269	(69)		(537)		97		1,290

Real Estate
Debt	949	17	(8)		(281)		5		682
Business Properties	140	28	(7)		(58)		2		105
Total Real Estate	1,089	45	(15)		(339)		7		787

Consumer
Non-U.S. residential
mortgages	546	65	(2)		(165)		37		481
Non-U.S. installment
and revolving credit	717	220	(8)		(543)		279		665
U.S. installment and
revolving credit	2,008	937	(5)		(1,488)		272		1,724
Non-U.S. auto	101	15	(9)		(77)		49		79
Other	199	55	8		(124)		41		179
Total Consumer	3,571	1,292	(16)		(2,397)		678		3,128
Total	$6,190	$1,606	$(100)		$(3,273)		$782		$5,205

(a)	Other primarily included transfers to held for sale and the effects of currency exchange.

(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as our revolving credit portfolios turn over more than once per year or, in all portfolios, can reflect losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(17)

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				June 30,
(In millions)	2011	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2011

Commercial
CLL
Americas	$1,288	$219	$(72)		$(366)		$55		$1,124
Europe	429	73	30		(133)		34		433
Asia	222	77	10		(147)		18		180
Other	6	–	–		–		–		6
Total CLL	1,945	369	(32)		(646)		107		1,743

Energy Financial Services	22	11	(1)		(4)		7		35

GECAS	20	(2)	–		(3)		–		15

Other	58	11	1		(17)		1		54
Total Commercial	2,045	389	(32)		(670)		115		1,847

Real Estate
Debt	1,292	122	9		(341)		10		1,092
Business Properties	196	54	1		(70)		3		184
Total Real Estate	1,488	176	10		(411)		13		1,276

Consumer
Non-U.S. residential
mortgages	689	30	32		(112)		28		667
Non-U.S. installment
and revolving credit	937	311	64		(664)		286		934
U.S. installment and
revolving credit	2,333	941	1		(1,688)		259		1,846
Non-U.S. auto	168	26	12		(126)		63		143
Other	259	59	4		(152)		48		218
Total Consumer	4,386	1,367	113		(2,742)		684		3,808
Total	$7,919	$1,932	$91		$(3,823)		$812		$6,931

(a)	Other primarily included transfers to held for sale and the effects of currency exchange.

(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as our revolving credit portfolios turn over more than once per year or, in all portfolios, can reflect losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

See Note 12 for supplemental information about the credit quality of financing receivables and allowance for losses on financing receivables.

(18)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

	June 30,	December 31,
(In millions)	2012	2011

Goodwill	$27,072	$27,230

Other intangible assets - net
Intangible assets subject to amortization	$1,443	$1,546

Changes in goodwill balances follow.

			Dispositions,
	Balance at		currency	Balance at
	January 1,		exchange	June 30,
(In millions)	2012	Acquisitions	and other	2012

CLL	$13,745	$–	$(109)	$13,636
Consumer	10,775	–	(18)	10,757
Real Estate	1,001	–	(31)	970
Energy Financial Services	1,562	–	–	1,562
GECAS	147	–	–	147
Total	$27,230	$–	$(158)	$27,072

Goodwill balances decreased $158 million during the six months ended June 30, 2012, primarily as a result of currency exchange effects of a stronger U.S. dollar ($145 million). Our reporting units and related goodwill balances are CLL ($13,636 million), Consumer ($10,757 million), Real Estate ($970 million), Energy Financial Services ($1,562 million) and GECAS ($147 million) at June 30, 2012.

Intangible Assets Subject to Amortization

	June 30, 2012			December 31, 2011
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,201	$(744)	$457	$1,186	$(697)	$489
Patents, licenses and
trademarks	237	(203)	34	250	(208)	42
Capitalized software	2,084	(1,647)	437	2,048	(1,597)	451
Lease valuations	1,443	(963)	480	1,470	(944)	526
Present value of
future profits (a)	517	(517)	–	491	(491)	–
All other	285	(250)	35	327	(289)	38
Total	$5,767	$(4,324)	$1,443	$5,772	$(4,226)	$1,546

(a)
Balances at June 30, 2012 and December 31, 2011 reflect adjustments of $366 million and $391 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

Amortization related to intangible assets subject to amortization was $124 million and $143 million in the three months ended June 30, 2012 and 2011, respectively, and $234 million and $289 million in the six months ended June 30, 2012 and 2011, respectively, and is recorded in the caption “Operating and administrative” on the Statement of Earnings.

(19)

6. BORROWINGS AND BANK DEPOSITS

(In millions)	June 30,	December 31,
	2012	2011
Short-term borrowings
Commercial paper
U.S.	$33,536	$33,591
Non-U.S.	9,519	10,569
Current portion of long-term borrowings(a)(b)(c)(e)	67,107	82,650
GE Interest Plus notes(d)	8,545	8,474
Other(c)	1,089	1,049
Total short-term borrowings	$119,796	$136,333

Long-term borrowings
Senior unsecured notes(b)	$203,037	$210,154
Subordinated notes(e)	4,889	4,862
Subordinated debentures(f)(g)	7,113	7,215
Other(c)(h)	10,500	12,160
Total long-term borrowings	$225,539	$234,391

Non-recourse borrowings of consolidated securitization entities(i)	$30,696	$29,258

Bank deposits(j)	$41,942	$43,115

Total borrowings and bank deposits	$417,973	$443,097

(a)
GECC had issued and outstanding $16,950 million and $35,040 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at June 30, 2012 and December 31, 2011, respectively.

(b)
Included in total long-term borrowings were $869 million and $1,845 million of obligations to holders of guaranteed investment contracts at June 30, 2012 and December 31, 2011, respectively. These obligations include conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA–/Aa3 or the short-term credit ratings fall below A–1+/P–1. On April 3, 2012, following the Moody’s downgrade of GECC’s long-term credit ratings to A1, $1,120 million of these GICs became redeemable by the holders. During the second quarter of 2012, holders of $386 million in principal amount of GICs redeemed their holdings and GECC made related cash payments. The remaining outstanding GICs will continue to be subject to the existing terms and maturities of their respective contracts.

(c)
Included $8,144 million and $8,538 million of funding secured by real estate, aircraft and other collateral at June 30, 2012 and December 31, 2011, respectively, of which $3,276 million and $2,983 million is non-recourse to GECC at June 30, 2012 and December 31, 2011, respectively.

(d)	Entirely variable denomination floating-rate demand notes.

(e)
Included $300 million and $417 million of subordinated notes guaranteed by GE at June 30, 2012 and December 31, 2011, respectively, of which $117 million was included in current portion of long-term borrowings at December 31, 2011.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)
Includes $2,814 million of subordinated debentures, which constitute the sole assets of wholly-owned trusts who have issued trust preferred securities. Obligations associated with these trusts are unconditionally guaranteed by GECC.

(h)
Included $1,894 million and $1,955 million of covered bonds at June 30, 2012 and December 31, 2011, respectively. If the short-term credit rating of GECC were reduced below A–1/P–1, GECC would be required to partially cash collateralize these bonds in an amount up to $696 million at June 30, 2012.

(i)
Included at June 30, 2012 and December 31, 2011, were $8,734 million and $10,714 million of current portion of long-term borrowings, respectively, and $21,962 million and $18,544 million of long-term borrowings, respectively. See Note 18.

(j)
Included $15,224 million and $16,281 million of deposits in non-U.S. banks at June 30, 2012 and December 31, 2011, respectively, and $18,244 million and $17,201 million of certificates of deposits with maturities greater than one year at June 30, 2012 and December 31, 2011, respectively.

(20)

7. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

	June 30,	December 31,
(In millions)	2012	2011

Unrecognized tax benefits	$3,189	$2,932
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,412	2,209
Accrued interest on unrecognized tax benefits	592	579
Accrued penalties on unrecognized tax benefits	76	65
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-100	0-600
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-75	0-150

(a)	Some portion of such reduction may be reported as discontinued operations.

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

8. SHAREOWNERS’ EQUITY

A summary of changes to noncontrolling interests follows.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Beginning balance	$767	$1,178	$690	$1,164
Net earnings	14	20	26	51
Dividends	(1)	(5)	(5)	(13)
AOCI and other	(21)	8	48	(1)
Ending balance	$759	$1,201	$759	$1,201

During the second quarter of 2012, we issued 22,500 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $2,227 million.  The preferred shares bear an initial fixed interest rate of 7.125% through June 12, 2022 and bear a floating rate equal to three-month LIBOR plus 5.296% thereafter. The preferred stock is callable on June 15, 2022.

During the second quarter, we paid a dividend of $475 million and a special dividend of $2,525 million to GE.

(21)

9. REVENUES FROM SERVICES

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Interest on loans	$4,762	$5,017	$9,620	$10,157
Equipment leased to others	2,648	2,852	5,395	5,674
Fees	1,160	1,158	2,320	2,304
Investment income	668	728	1,335	1,421
Financing leases	529	618	1,063	1,283
Associated companies(a)(b)	425	526	695	1,608
Premiums earned by insurance activities	416	491	861	972
Real estate investments	382	430	738	832
Other items	442	578	817	1,141
Total	$11,432	$12,398	$22,844	$25,392

(a)
During the first quarter of 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million. As of June 30, 2012, we hold a 1% equity interest, which is classified as an available-for-sale security.

(b)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at June 30, 2012 and December 31, 2011 of $114,929 million and $104,554 million, respectively. Assets were primarily financing receivables of $59,166 million and $57,477 million at June 30, 2012 and December 31, 2011, respectively. Total liabilities were $80,896 million and $77,208 million, consisted primarily of bank deposits of $22,660 million and $20,980 million at June 30, 2012 and December 31, 2011, respectively, and debt of $45,720 million and $46,170 million at June 30, 2012 and December 31, 2011, respectively. Revenues in the second quarters of 2012 and 2011 totaled $4,719 million and $3,951 million, respectively, and net earnings in the second quarters of 2012 and 2011 totaled $839 million and $628 million, respectively. Revenues for the six months ended June 30, 2012 and 2011 totaled $9,209 million and $7,668 million, respectively, and net earnings for the six months ended June 30, 2012 and 2011 totaled $1,368 and $1,088 million, respectively.

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
June 30, 2012
Assets
Investment securities
Debt
U.S. corporate	$–		$21,298		$3,372	$–		$24,670
State and municipal	–		3,688		81	–		3,769
Residential mortgage-backed	–		2,340		97	–		2,437
Commercial mortgage-backed	–		3,051		–	–		3,051
Asset-backed(c)	–		825		4,304	–		5,129
Corporate - non-U.S.	72		1,129		1,363	–		2,564
Government - non-U.S.	874		974		51	–		1,899
U.S. government and federal agency	–		3,241		261	–		3,502
Retained interests	–		–		31	–		31
Equity
Available-for-sale	566		14		14	–		594
Trading	260		–		–	–		260
Derivatives(d)	–		12,265		148	(6,653)		5,760
Other(e)	–		–		409	–		409
Total	$1,772		$48,825		$10,131	$(6,653)		$54,075

Liabilities
Derivatives	$–		$4,217		$14	$(3,516)		$715
Other	–		23		–	–		23
Total	$–		$4,240		$14	$(3,516)		$738

December 31, 2011
Assets
Investment securities
Debt
U.S. corporate	$–		$20,535		$3,235	$–		$23,770
State and municipal	–		3,157		77	–		3,234
Residential mortgage-backed	–		2,568		41	–		2,609
Commercial mortgage-backed	–		2,824		4	–		2,828
Asset-backed(c)	–		930		4,040	–		4,970
Corporate - non-U.S.	71		1,058		1,204	–		2,333
Government - non-U.S.	1,003		1,444		84	–		2,531
U.S. government and federal agency	–		3,805		253	–		4,058
Retained interests	–		–		35	–		35
Equity
Available-for-sale	715		18		17	–		750
Trading	241		–		–	–		241
Derivatives(d)	–		14,830		160	(5,319)		9,671
Other(e)	–		–		388	–		388
Total	$2,030		$51,169		$9,538	$(5,319)		$57,418

Liabilities
Derivatives	$–		$4,503		$20	$(4,025)		$498
Other	–		25		–	–		25
Total	$–		$4,528		$20	$(4,025)		$523

(a)	There were no securities transferred between Level 1 and Level 2 during the six months ended June 30, 2012.

(b)	The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists and when collateral is posted to us.

(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(d)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a loss of $22 million and $11 million at June 30, 2012 and December 31, 2011, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(23)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three and six months ended June 30, 2012 and 2011, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Three Months Ended June 30, 2012

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	April 1,	included in		comprehensive				into		out of		June 30,	June 30,
	2012	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,251	$33		$(71)	$119	$(40)	$(31)	$116		$(5)		$3,372	$–
State and municipal	79	–		1	1	–	–	–		–		81	–
Residential
mortgage-backed	107	–		–	–	–	(2)	1		(9)		97	–
Commercial
mortgage-backed	1	–		–	–	(1)	–	–		–		–	–
Asset-backed	4,404	7		(89)	57	(75)	–	–		–		4,304	–
Corporate – non-U.S.	1,249	(3)		(63)	306	–	(52)	9		(83)		1,363	–
Government
– non-U.S.	52	–		–	13	(1)	(13)	–		–		51	–
U.S. government and
federal agency	260	–		1	–	–	–	–		–		261	–
Retained interests	34	–		(4)	4	(2)	(1)	–		–		31	–
Equity
Available-for-sale	15	–		(1)	3	(4)	1	–		–		14	–
Derivatives(d)(e)	117	21		(2)	20	(3)	(13)	–		(4)		136	30
Other	390	2		(13)	34	(4)	–	–		–		409	(1)
Total	$9,959	$60		$(241)	$557	$(130)	$(111)	$126		$(101)		$10,119	$29

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $2 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(24)

Changes in Level 3 Instruments for the Three Months Ended June 30, 2011

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	April 1,	included in		comprehensive				into		out of		June 30,	June 30,
	2011	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$3,119	$14		$3	$30	$(41)	$(29)	$–		$–		$3,096	$–
State and municipal	210	–		–	–	–	(1)	–		–		209	–
Residential
mortgage-backed	118	–		(2)	1	–	–	–		(72)		45	–
Commercial
mortgage-backed	11	–		1	(1)	–	–	–		(4)		7	–
Asset-backed	2,826	(3)		(19)	409	(43)	(1)	–		(37)		3,132	–
Corporate – non-U.S.	1,479	(1)		28	–	–	(31)	62		–		1,537	–
Government
– non-U.S.	162	(16)		8	13	–	–	107		–		274	–
U.S. government and
federal agency	201	–		23	–	–	–	–		–		224	–
Retained interests	52	1		(4)	–	(2)	(2)	–		–		45	–
Equity
Available-for-sale	21	–		1	–	–	–	–		–		22	–
Derivatives(d)(e)	75	37		–	1	–	(2)	–		–		111	12
Other	472	3		11	114	–	(5)	–		–		595	1
Total	$8,746	$35		$50	$567	$(86)	$(71)	$169		$(113)		$9,297	$13

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $1 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(25)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2012

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		June 30,	June 30,
	2012	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,235	$59		$(34)	$132	$(71)	$(47)	$116		$(18)		$3,372	$–
State and municipal	77	–		3	1	–	–	–		–		81	–
Residential
mortgage-backed	41	(3)		3	–	–	(3)	69		(10)		97	–
Commercial
mortgage-backed	4	–		–	–	(1)	–	–		(3)		–	–
Asset-backed	4,040	3		(47)	398	(106)	–	16		–		4,304	–
Corporate – non-U.S.	1,204	(12)		(3)	316	–	(78)	23		(87)		1,363	–
Government
– non-U.S.	84	(34)		35	65	(72)	(27)	–		–		51	–
U.S. government and
federal agency	253	–		8	–	–	–	–		–		261	–
Retained interests	35	–		(8)	9	(3)	(2)	–		–		31	–
Equity
Available-for-sale	17	–		(2)	3	(4)	–	–		–		14	–
Derivatives(d)(e)	141	(4)		(1)	20	(3)	(13)	–		(4)		136	1
Other	388	4		(13)	34	(4)	–	–		–		409	1
Total	$9,519	$13		$(59)	$978	$(264)	$(170)	$224		$(122)		$10,119	$2

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $2 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(26)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2011

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		June 30,	June 30,
	2011	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$3,198	$101		$(20)	$75	$(155)	$(103)	$–		$–		$3,096	$–
State and municipal	225	–		(5)	4	–	(4)	–		(11)		209	–
Residential
mortgage-backed	66	–		1	2	(4)	(1)	71		(90)		45	–
Commercial
mortgage-backed	49	–		1	6	–	–	3		(52)		7	–
Asset-backed	2,540	–		55	780	(152)	(11)	1		(81)		3,132	–
Corporate – non-U.S.	1,486	(28)		82	12	(28)	(60)	73		–		1,537	–
Government
– non-U.S.	156	(16)		14	13	–	–	107		–		274	–
U.S. government and
federal agency	210	–		14	–	–	–	–		–		224	–
Retained interests	39	(18)		30	–	(3)	(3)	–		–		45	–
Equity
Available-for-sale	24	–		–	–	–	–	1		(3)		22	–
Derivatives(d)(e)	227	55		4	5	–	(186)	–		6		111	32
Other	450	3		28	119	–	(5)	–		–		595	1
Total	$8,670	$97		$204	$1,016	$(342)	$(373)	$256		$(231)		$9,297	$33

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

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

(27)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at June 30, 2012 and December 31, 2011. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during		Remeasured during
	the six months ended		the year ended
	June 30, 2012		December 31, 2011
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$171	$2,731	$158	$5,159
Cost and equity method investments(a)	–	266	–	402
Long-lived assets, including real estate	326	2,014	1,343	3,254
Total	$497	$5,011	$1,501	$8,815

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $57 million and $123 million at June 30, 2012 and December 31, 2011, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Financing receivables and loans held for sale	$(105)	$(263)	$(211)	$(570)
Cost and equity method investments(a)	(38)	(127)	(58)	(174)
Long-lived assets, including real estate(b)	(107)	(342)	(247)	(861)
Total	$(250)	$(732)	$(516)	$(1,605)

(a)
Includes fair value adjustments associated with private equity and real estate funds of $(1) million and $ (8) million in the three months ended June 30, 2012 and 2011, respectively, and $(2) million and $ (13) million in the six months ended June 30, 2012 and 2011, respectively.

(b)
Includes impairments related to real estate equity properties and investments recorded in operating and administrative expenses of $6 million and $339 million in the three months ended June 30, 2012 and 2011, respectively, and $56 million and $776 million in the six months ended June 30, 2012 and 2011, respectively.

(28)

Level 3 Measurements

The following table presents information relating to the significant unobservable inputs of our Level 3 recurring and non-recurring measurements.

	Fair value at				Range
	June 30,	Valuation	Unobservable		(weighted
(Dollars in millions)	2012	technique	inputs		average)

Recurring fair value measurements

Investment securities

Debt

U.S. corporate	$1,547	Income approach	Discount rate	(a)	2.0%-24.9% (10.6%)

Asset-backed	4,259	Income approach	Discount rate	(a)	1.6%-13.3% (4.2%)

Corporate Non-U.S.	912	Income approach	Discount rate	(a)	1.3%-30.2% (8.3%)

Other financial assets	367	Market comparables	Weighted average		7.6X-8.3X (8.3X)
			cost of capital
Non-recurring fair value measurements

Financing receivables and loans held for sale	$1,828	Income approach	Capitalization rate	(b)	5.4%-11.5% (8.2%)

Cost and equity method investments	119	Income approach	Capitalization rate	(b)	7.0%-9.3% (8.3%)

Long-lived assets, including real estate	441	Income approach	Capitalization rate	(b)	4.8%-11.0% (7.4%)

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

Other Level 3 recurring fair value measurements of $2,875 million and non-recurring measurements of $2,110 million are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 1 in our 2011 consolidated financial statements. Other recurring fair value measurements of $157 million and non-recurring fair value measurements of $513 million were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

(29)

11. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Condensed Statement of Financial Position. Consistent with ASC 825, Financial Instruments, the table excludes finance leases and non-financial assets and liabilities. Substantially all of the assets discussed below are considered to be Level 3 in accordance with ASC 820. The vast majority of our liabilities’ fair value can be determined based on significant observable inputs and thus considered Level 2 in accordance with ASC 820. Few of the instruments are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 15 in our 2011 consolidated financial statements.

	June 30, 2012			December 31, 2011
		Assets (liabilities)			Assets (liabilities)
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
(In millions)	amount	amount (net)	fair value	amount	amount (net)	fair value
Assets
Loans	(a)	$238,676	$239,561	(a)	$250,999	$251,433
Other commercial mortgages	(a)	1,510	1,556	(a)	1,494	1,537
Loans held for sale	(a)	903	914	(a)	496	497
Other financial instruments(c)	(a)	1,928	2,449	(a)	2,071	2,534
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(417,973)	(430,221)	(a)	(443,097)	(449,403)
Investment contract benefits	(a)	(3,411)	(4,192)	(a)	(3,493)	(4,240)
Guaranteed investment contracts	(a)	(1,805)	(1,840)	(a)	(4,226)	(4,266)
Insurance - credit life(e)	$2,065	(108)	(92)	$1,944	(106)	(88)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 6.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2012 and December 31, 2011 would have been reduced by $7,700 million and $9,051 million, respectively.

(e)	Net of reinsurance of $2,000 million at both June 30, 2012 and December 31, 2011.

Loan Commitments

	Notional amount at
	June 30,	December 31,
(In millions)	2012	2011

Ordinary course of business lending commitments(a)	$3,101	$3,756
Unused revolving credit lines(b)
Commercial(c)	17,116	18,757
Consumer - principally credit cards	258,648	257,646

(a)	Excluded investment commitments of $2,204 million and $2,064 million as of June 30, 2012 and December 31, 2011, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,315 million and $12,354 million as of June 30, 2012 and December 31, 2011, respectively.

(c)
Included commitments of $12,705 million and $14,057 million as of June 30, 2012 and December 31, 2011, respectively, associated with secured financing arrangements that could have increased to a maximum of $15,330 million and $17,344 million at June 30, 2012 and December 31, 2011, respectively, based on asset volume under the arrangement.

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

	June 30, 2012		December 31, 2011
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$8,824	$995	$9,445	$1,049
Currency exchange contracts	2,095	1,717	3,720	2,239
Other contracts	–	–	–	–
	10,919	2,712	13,165	3,288

Derivatives not accounted for as hedges
Interest rate contracts	319	188	314	241
Currency exchange contracts	1,112	1,315	1,440	972
Other contracts	63	16	71	22
	1,494	1,519	1,825	1,235

Netting adjustments(a)	(2,922)	(2,900)	(3,009)	(2,998)

Cash collateral(b)(c)	(3,731)	(616)	(2,310)	(1,027)

Total	$5,760	$715	$9,671	$498

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At June 30, 2012 and December 31, 2011, the cumulative adjustment for non-performance risk was a loss of $22 million and $11 million, respectively.

(b)	Excludes excess cash collateral received of $265 million and $579 million at June 30, 2012 and December 31, 2011, respectively. Excludes excess cash collateral posted of $6 million at June 30, 2012.

(c)
Excludes securities pledged to us as collateral of $7,178 million and $10,346 million at June 30, 2012 and December 31, 2011, respectively. Includes excess securities collateral of $1,060 million at June 30, 2012.

(31)

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest along with offsetting adjustments to the carrying amount of the hedged debt. The following tables provide information about the earnings effects of our fair value hedging relationships for the three and six months ended June 30, 2012 and 2011, respectively.

	Three months ended June 30,
	2012		2011
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$2,232	$(2,312)	$1,341	$(1,466)
Currency exchange contracts	(164)	162	15	(20)

Fair value hedges resulted in $(82) million and $(130) million of ineffectiveness in the three months ended June 30, 2012 and 2011, respectively. In both the three months ended June 30, 2012 and 2011, there were insignificant amounts excluded from the assessment of effectiveness.

	Six months ended June 30,
	2012		2011
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$785	$(962)	$(390)	$195
Currency exchange contracts	(212)	202	39	(47)

Fair value hedges resulted in $(187) million and $(203) million of ineffectiveness in the six months ended June 30, 2012 and 2011, respectively. In both the six months ended June 30, 2012 and 2011, there were insignificant amounts excluded from the assessment of effectiveness.

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

(32)

The following tables provide information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest, when reclassified out of AOCI, for the three and six months ended June 30, 2012 and 2011, respectively.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended June 30,		for the three months ended June 30,
	2012	2011	2012	2011
(In millions)

Cash flow hedges
Interest rate contracts	$(52)	$(141)	$(124)	$(220)
Currency exchange contracts	(489)	485	(410)	445
Commodity contracts	–	–	–	11
Total	$(541)	$344	$(534)	$236

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the six months ended June 30,		for the six months ended June 30,
	2012	2011	2012	2011
(In millions)

Cash flow hedges
Interest rate contracts	$(79)	$(117)	$(264)	$(476)
Currency exchange contracts	(347)	662	(336)	864
Commodity contracts	–	–	–	–
Total	$(426)	$545	$(600)	$388

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $1,187 million loss at June 30, 2012. We expect to transfer $487 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the three and six months ended June 30, 2012 and 2011, we recognized insignificant gains and losses, respectively, related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2012 and 2011, the maximum term of derivative instruments that hedge forecasted transactions was 20 years and 21 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in revenues from services and totaled $(1) million and $(17) million in the three months ended June 30, 2012 and 2011, respectively, and $3 million and $12 million in the six months ended June 30, 2012 and 2011, respectively.

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

(33)

The following tables provide information about the amounts recorded in AOCI for the three and six months ended June 30, 2012 and 2011, respectively, as well as the gain (loss) recorded in revenues from services when reclassified out of AOCI.

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	three months ended June 30,		three months ended June 30,
(In millions)	2012	2011	2012	2011

Net investment hedges
Currency exchange contracts	$1,853	$(2,605)	$(2)	$(360)

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	six months ended June 30,		six months ended June 30,
(In millions)	2012	2011	2012	2011

Net investment hedges
Currency exchange contracts	$351	$(3,406)	$(12)	$(698)

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(260) million and $(377) million in the three months ended June 30, 2012 and 2011, respectively, and $(480) million and $(655) million in the six months ended June 30, 2012 and 2011, respectively, and are recorded in interest.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the six months ended June 30, 2012 on derivatives not designated as hedges were $(1,579) million composed of amounts related to interest rate contracts of $(132) million, currency exchange contracts of $(1,443) million, and other derivatives of $(4) million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains for the six months ended June 30, 2011 on derivatives not designated as hedges were $814 million composed of amounts related to interest rate contracts of $(22) million, currency exchange contracts of $782 million, and other derivatives of $54 million. These gains more than offset the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At June 30, 2012, our exposure to counterparties, including interest due, and net of collateral we hold, was $295 million. The fair value of such collateral was $9,849 million, of which $3,731 million was cash and $6,118 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $616 million at June 30, 2012.

(34)

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability subject to these provisions, after consideration of collateral posted by us and outstanding interest payments, was $545 million at June 30, 2012.

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

COMMERCIAL

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

	Financing receivables
	June 30,	December 31,
(In millions)	2012	2011

CLL
Americas	$77,241	$80,505
Europe	34,722	36,899
Asia	11,313	11,635
Other	711	436
Total CLL	123,987	129,475

Energy Financial Services	5,159	5,912

GECAS	12,046	11,901

Other	587	1,282

Total Commercial financing receivables, before allowance for losses	$141,779	$148,570

Non-impaired financing receivables	$135,899	$142,908
General reserves	650	718

Impaired loans	5,880	5,662
Specific reserves	640	812

(35)

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

	June 30, 2012		December 31, 2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.1%	0.6%	1.3%	0.8%
Europe	4.0	2.3	3.8	2.1
Asia	1.1	0.8	1.3	1.0
Other	–	–	2.0	0.1
Total CLL	1.9	1.1	2.0	1.2

Energy Financial Services	–	–	0.3	0.3

GECAS	–	–	–	–

Other	3.8	3.8	3.7	3.5

Total	1.7	1.0	1.8	1.1

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $5,234 million and $4,718 million of nonaccrual financing receivables at June 30, 2012 and December 31, 2011, respectively, $1,761 million and $1,227 million, respectively, are currently paying in accordance with their contractual terms.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2012	2011	2012	2011

CLL
Americas	$2,559	$2,417	$1,739	$1,862
Europe	1,790	1,599	1,390	1,167
Asia	381	428	232	269
Other	62	68	9	11
Total CLL	4,792	4,512	3,370	3,309

Energy Financial Services	52	22	2	22

GECAS	344	69	56	55

Other	46	115	22	65
Total	$5,234	$4,718	$3,450	$3,451

Allowance for losses percentage	24.6%	32.4%	37.4%	44.3%

(36)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment in
(In millions)	in loans	balance	loans	in loans	balance	allowance	loans

June 30, 2012

CLL
Americas	$2,782	$3,016	$2,495	$985	$1,165	$275	$1,160
Europe	911	1,430	942	879	1,133	323	822
Asia	49	49	66	143	157	31	145
Other	53	56	56	9	13	1	6
Total CLL	3,795	4,551	3,559	2,016	2,468	630	2,133
Energy Financial Services	2	2	3	–	–	–	12
GECAS	–	–	14	21	21	1	7
Other	18	18	33	28	31	9	57
Total	$3,815	$4,571	$3,609	$2,065	$2,520	$640	$2,209

December 31, 2011

CLL
Americas	$2,136	$2,219	$2,128	$1,367	$1,415	$425	$1,468
Europe	936	1,060	1,001	730	717	263	602
Asia	85	83	94	156	128	84	214
Other	54	58	13	11	11	2	5
Total CLL	3,211	3,420	3,236	2,264	2,271	774	2,289
Energy Financial Services	4	4	20	18	18	9	87
GECAS	28	28	59	–	–	–	11
Other	62	63	67	75	75	29	97
Total	$3,305	$3,515	$3,382	$2,357	$2,364	$812	$2,484

We recognized $115 million, $193 million and $85 million of interest income, including $49 million, $59 million and $25 million on a cash basis, for the six months ended June 30, 2012, the year ended December 31, 2011 and the six months ended June 30, 2011, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the six months ended June 30, 2012 and the year ended December 31, 2011 was $5,818 million and $5,866 million, respectively.

Impaired loans classified as TDRs in our CLL business were $4,319 million and $3,642 million at June 30, 2012 and December 31, 2011, respectively, and were primarily attributable to CLL Americas ($3,098 million and $2,746 million, respectively). For the six months ended June 30, 2012, we modified $1,800 million of loans classified as TDRs, primarily in CLL Americas ($1,157 million) and CLL EMEA ($532 million). Changes to these loans primarily included debt to equity exchange, extensions, interest only payment periods and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $2,796 million of modifications classified as TDRs in the last twelve months, $96 million have subsequently experienced a payment default in the last six months.

(37)

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

(38)

	Secured
(In millions)	A	B	C	Total

June 30, 2012

CLL
Americas	$72,168	$1,630	$3,443	$77,241
Europe	31,392	1,067	1,105	33,564
Asia	10,525	167	439	11,131
Other	330	–	31	361
Total CLL	114,415	2,864	5,018	122,297

Energy Financial Services	4,878	113	49	5,040

GECAS	11,470	236	340	12,046

Other	587	–	–	587
Total	$131,350	$3,213	$5,407	$139,970

December 31, 2011

CLL
Americas	$73,103	$2,816	$4,586	$80,505
Europe	33,481	1,080	1,002	35,563
Asia	10,644	116	685	11,445
Other	345	–	91	436
Total CLL	117,573	4,012	6,364	127,949

Energy Financial Services	5,727	24	18	5,769

GECAS	10,881	970	50	11,901

Other	1,282	–	–	1,282
Total	$135,463	$5,006	$6,432	$146,901

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At June 30, 2012 and December 31, 2011, these financing receivables included $320 million and $325 million rated A, $947 million and $748 million rated B, and $542 million and $596 million rated C, respectively.

(39)

REAL ESTATE

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

	Financing receivables
	June 30,	December 31,
(In millions)	2012	2011

Debt	$22,409	$24,501
Business Properties	5,301	8,248

Total Real Estate financing receivables, before allowance for losses	$27,710	$32,749

Non-impaired financing receivables	$20,244	$24,002
General reserves	226	267

Impaired loans	7,466	8,747
Specific reserves	561	822

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

	June 30, 2012		December 31, 2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Debt	2.3%	1.9%	2.4%	2.3%
Business Properties	4.7	4.3	3.9	3.0
Total	2.8	2.3	2.8	2.5

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $5,380 million and $6,949 million of nonaccrual financing receivables at June 30, 2012 and December 31, 2011, respectively, $4,581 million and $6,061 million, respectively, are currently paying in accordance with their contractual terms.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2012	2011	2012	2011

Debt	$4,900	$6,351	$403	$541
Business Properties	480	598	227	249
Total	$5,380	$6,949	$630	$790

Allowance for losses percentage	14.6%	15.7%	124.9%	137.8%

(40)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

June 30, 2012

Debt	$3,587	$3,631	$3,632	$3,408	$3,804	$475	$3,961
Business Properties	161	161	198	310	310	86	360
Total	$3,748	$3,792	$3,830	$3,718	$4,114	$561	$4,321

December 31, 2011

Debt	$3,558	$3,614	$3,568	$4,560	$4,652	$717	$5,435
Business Properties	232	232	215	397	397	105	460
Total	$3,790	$3,846	$3,783	$4,957	$5,049	$822	$5,895

We recognized $183 million, $399 million and $206 million of interest income, including $129 million, $339 million and $201 million on a cash basis, for the six months ended June 30, 2012, the year ended December 31, 2011 and the six months ended June 30, 2011, respectively, principally in our Real Estate-Debt portfolio. The total average investment in impaired loans for the six months ended June 30, 2012 and the year ended December 31, 2011 was $8,151 million and $9,678 million, respectively.

Real Estate TDRs decreased from $7,006 million at December 31, 2011 to $6,330 million at June 30, 2012, primarily driven by resolution of TDRs through paydowns, restructurings and foreclosures, partially offset by extensions of loans scheduled to mature during 2012, some of which were classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the six months ended June 30, 2012, we modified $2,269 million of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $4,454 million of modifications classified as TDRs in the last twelve months, $407 million have subsequently experienced a payment default in the last six months.

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

	Loan-to-value ratio
	June 30, 2012			December 31, 2011
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$14,349	$3,787	$4,273	$14,454	$4,593	$5,454

	Internal Risk Rating
	June 30, 2012			December 31, 2011
(In millions)	A	B	C	A	B	C

Business Properties	$4,861	$84	$356	$7,628	$110	$510

(41)

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

CONSUMER

At June 30, 2012, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 52 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 64% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 36% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

	Financing receivables
	June 30,	December 31,
(In millions)	2012	2011

Non-U.S. residential mortgages	$33,826	$35,550
Non-U.S. installment and revolving credit	17,960	18,544
U.S. installment and revolving credit	45,531	46,689
Non-U.S. auto	4,740	5,691
Other	7,643	7,244
Total Consumer financing receivables, before allowance for losses	$109,700	$113,718

Non-impaired financing receivables	$106,697	$110,825
General reserves	2,503	2,891

Impaired loans	3,003	2,893
Specific reserves	625	680

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

	June 30, 2012		December 31, 2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	12.5%	7.9%	12.3%	7.9%
Non-U.S. installment and revolving credit	4.3	1.2	4.1	1.2
U.S. installment and revolving credit	4.3	1.8	5.0	2.2
Non-U.S. auto	3.2	0.5	3.1	0.5
Other	3.6	2.0	3.5	2.0
Total	6.7	3.5	6.9	3.7

(a)
Included $36 million and $45 million of loans at June 30, 2012 and December 31, 2011, respectively, which are over 90 days past due and accruing interest, mainly representing accretion on loans acquired at a discount.

(42)

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2012	2011	2012	2011

Non-U.S. residential mortgages	$2,853	$2,995	$2,720	$2,870
Non-U.S. installment and revolving credit	244	321	243	263
U.S. installment and revolving credit	773	990	773	990
Non-U.S. auto	27	43	28	43
Other	476	487	380	419
Total	$4,373	$4,836	$4,144	$4,585

Allowance for losses percentage	71.5%	73.8%	75.5%	77.9%

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $3,003 million (with an unpaid principal balance of $3,384 million) and comprised $106 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,897 million with a specific allowance of $625 million at June 30, 2012. The impaired loans with a specific allowance included $303 million with a specific allowance of $98 million in our Consumer–Other portfolio and $2,594 million with a specific allowance of $527 million across the remaining Consumer business and had an unpaid principal balance and average investment of $3,241 million and $2,876 million, respectively, at June 30, 2012. We recognized $76 million, $141 million and $54 million of interest income, including $3 million, $15 million and $2 million on a cash basis, for the six months ended June 30, 2012, the year ended December 31, 2011 and the six months ended June 30, 2011, respectively, principally in our Consumer-U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the six months ended June 30, 2012 and the year ended December 31, 2011 was $2,971 million and $2,623 million, respectively.

Impaired loans classified as TDRs in our Consumer business were $2,859 million and $2,723 million at June 30, 2012 and December 31, 2011, respectively.  We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the six months ended June 30, 2012, we modified $913 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $623 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $290 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $2,106 million of modifications classified as TDRs in the last twelve months, $352 million have subsequently experienced a payment default in the last six months, primarily in our installment and revolving credit portfolios.

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

(43)

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

	Loan-to-value ratio
	June 30, 2012			December 31, 2011
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$18,861	$5,815	$9,150	$19,834	$6,087	$9,629

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 84% and 57%, respectively. We have third-party mortgage insurance for approximately 64% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at June 30, 2012. Such loans were primarily originated in the U.K., Poland and France.

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

	Internal ratings translated to approximate credit bureau equivalent score
	June 30, 2012			December 31, 2011
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S. installment and
revolving credit	$9,966	$4,505	$3,489	$9,913	$4,838	$3,793
U.S. installment and
revolving credit	29,824	8,607	7,100	28,918	9,398	8,373
Non-U.S. auto	3,429	802	509	3,927	1,092	672

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at June 30, 2012, 95% relate to installment and revolving credit accounts. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At June 30, 2012, Consumer – Other financing receivables of $6,203 million, $576 million and $864 million were rated A, B, and C, respectively. At December 31, 2011, Consumer – Other financing receivables of $5,580 million, $757 million and $907 million were rated A, B, and C, respectively.

(44)

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

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIEs economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of GICs. These entities were consolidated in 2003 and ceased issuing new investment contracts beginning in the first quarter of 2010. Since 2004, GECC has fully guaranteed repayment of these entities’ GIC obligations. These obligations include conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. To the extent that amounts due were to exceed the ultimate value of proceeds realized from Trinity assets, GECC would be required to provide such excess amount. Following the April 3, 2012 Moody’s downgrade of GECC’s long-term credit ratings to A1, substantially all of these GICs became redeemable by the holders. In the second quarter of 2012, holders of $1,981 million of GICs redeemed their holdings. The redemption was funded primarily through advances from GECC. The remaining outstanding GICs will continue to be subject to the existing terms and maturities of their respective contracts.

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

(45)

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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to four categories of entities: (1) enterprises we acquired that had previously created asset-backed financing entities to fund commercial, middle-market and equipment loans; we are the collateral manager for these entities of $823 million of assets and $754 million of liabilities; (2) joint ventures that lease light industrial equipment of $1,620 million of assets and $880 million of liabilities; (3) other entities that are involved in power generating and leasing activities of $2,343 million of assets and $583 million of liabilities; and (4) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE of $1,198 million of assets and $604 million of liabilities.

(46)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

		Consolidated Securitization Entities

		Credit						Trade
(In millions)	Trinity	Cards	(a)	Equipment	(a)	Real Estate	(b)	Receivables	Other	(c)	Total

June 30, 2012
Assets(d)
Financing receivables, net	$–	$19,847		$11,596		$3,055		$1,899	$4,724		$41,121
Investment securities	3,829	–		–		–		–	1,046		4,875
Other assets	349	1,136		332		223		–	1,589		3,629
Total	$4,178	$20,983		$11,928		$3,278		$1,899	$7,359		$49,625

Liabilities(d)
Borrowings	$–	$–		$3		$25		$–	$1,280		$1,308
Non-recourse borrowings	–	14,974		9,312		3,163		1,602	745		29,796
Other liabilities	2,167	85		–		4		13	1,472		3,741
Total	$2,167	$15,059		$9,315		$3,192		$1,615	$3,497		$34,845

December 31, 2011
Assets(d)
Financing receivables, net	$–	$19,229		$10,523		$3,521		$1,614	$2,973		$37,860
Investment securities	4,289	–		–		–		–	1,031		5,320
Other assets	389	17		283		210		–	2,250		3,149
Total	$4,678	$19,246		$10,806		$3,731		$1,614	$6,254		$46,329

Liabilities(d)
Borrowings	$–	$–		$2		$25		$–	$821		$848
Non-recourse borrowings	–	14,184		8,166		3,659		1,769	980		28,758
Other liabilities	4,456	37		–		19		23	1,312		5,847
Total	$4,456	$14,221		$8,168		$3,703		$1,792	$3,113		$35,453

(a)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled quarterly distributions. At June 30, 2012, the amounts owed to the CSEs and receivable from the CSEs were $6,062 million and $5,112 million, respectively.

(b)
During the second quarter of 2012, we made the decision to sell our Business Property business, which includes servicing rights for most of these CSEs. Following the sale and upon the trust’s acceptance of the buyer as the new servicer, we will deconsolidate substantially all of these securitization entities as we will no longer have the power to direct these entities.

(c)
Includes $1,415 million in other assets and $537 million of borrowings at June 30, 2012 due to the consolidation of an entity involved in power generating activities.This entity was previously subject to a leveraged lease and we consolidated this entity in March 2012 following the execution of an agreement that gave us the power to direct activities of this entity.

(d)
Asset amounts exclude intercompany receivables for cash collected on behalf of the entities by GE as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities’ liabilities. If these intercompany receivables were included in the table above, assets would be higher. In addition, other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

Revenues from services from our consolidated VIEs were $1,660 million and $1,394 million in the three months ended June 30, 2012 and 2011, respectively, and $3,240 million and $2,885 million in the six months ended June 30, 2012 and 2011, respectively. Related expenses consisted primarily of provisions for losses of $170 million and $188 million in the three months ended June 30, 2012 and 2011, respectively, and $370 million and $550 million in the six months ended June 30, 2012 and 2011, respectively, and interest of $115 million and $151 million in the three months ended June 30, 2012 and 2011, respectively, and $247 million and $307 million in the six months ended June 30, 2012 and 2011, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.

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

(47)

The largest unconsolidated VIE with which we are involved is Penske Truck Leasing Co., L.P. (PTL), a joint venture and limited partnership formed in 1988 between Penske Truck Leasing Corporation (PTLC) and GE. PTLC is the sole general partner of PTL and an indirect wholly-owned subsidiary of Penske Corporation.  PTL is engaged in truck leasing and support services, including full-service leasing, dedicated logistics support and contract maintenance programs, as well as rental operations serving commercial and consumer customers.  Our direct and indirect interest in PTL is accounted for using the equity method. During the second quarter of 2012, PTL effected a recapitalization and subsequently acquired third-party financing which was used to repay $2,382 million of its outstanding debt owed to GECC. At June 30, 2012, our direct and indirect investment in PTL of $5,093 million primarily comprised partnership interests of $799 million and loans and advances of $4,259 million.

Other significant exposures to unconsolidated VIEs at June 30, 2012 include an investment in high quality senior secured debt of various middle-market companies ($4,268 million); investments in real estate entities ($3,075 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($1,807 million). The vast majority of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at June 30, 2012 and December 31, 2011 follow.

	June 30, 2012			December 31, 2011
(In millions)	PTL	All other	Total	PTL	All other	Total

Other assets and investment
securities	$5,093	$7,825	$12,918	$7,038	$7,318	$14,356
Financing receivables – net	–	3,002	3,002	–	2,507	2,507
Total investments	5,093	10,827	15,920	7,038	9,825	16,863
Contractual obligations to fund
investments or guarantees	189	2,206	2,395	600	2,244	2,844
Revolving lines of credit	10	47	57	1,356	92	1,448
Total	$5,292	$13,080	$18,372	$8,994	$12,161	$21,155

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

(48)

Overview

Revenues in the second quarter of 2012 were $11.5 billion, a $1.0 billion (8%) decrease from the second quarter of 2011. Revenues were reduced by $0.2 billion as a result of dispositions. Revenues for the quarter also decreased as a result of organic revenue declines, primarily due to lower GE Capital Ending Net Investment (ENI), the stronger U.S. dollar and lower gains. Earnings were $2.1 billion, up from $1.6 billion in the second quarter of 2011.

Revenues in the first six months of 2012 were $22.9 billion, a $2.6 billion (10%) decrease from the first six months of 2011. Revenues for the six months ended June 30, 2012 included $0.1 billion from acquisitions and were decreased by $0.3 billion as a result of dispositions. Revenues for the first six months of 2012 also decreased as a result of organic revenue declines, primarily due to lower ENI, the absence of the 2011 gain on sale of a substantial portion of our Garanti Bank equity investment (2011 Garanti gain) and the stronger U.S. dollar. Organic revenue excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $3.9 billion, up from $3.4 billion in the first six months of 2011.

Overall, acquisitions contributed an insignificant amount and $0.1 billion to total revenues in the second quarters of 2012 and 2011, respectively. Our earnings in both the second quarters of 2012 and 2011 included an insignificant amount from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.2 billion and $0.3 billion in the second quarters of 2012 and 2011, respectively. The effects of dispositions on earnings were an insignificant amount in both the second quarters of 2012 and 2011.

Overall, acquisitions contributed $0.1 billion amount to total revenues in both the six months  of 2012 and 2011. Our earnings in both the six months of 2012 and 2011 included an insignificant amount from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.3 billion and $0.8 billion in the six months of 2012 and 2011, respectively. The effects of dispositions on earnings were $0.1 billion and an insignificant amount in the six months of 2012 and 2011, respectively.

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

Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries, GECC preferred stock dividends declared and accounting changes. Segment profit, which we sometimes refer to as “net earnings”, includes interest and income taxes. GE allocates service costs related to its principal pension plans and GE no longer allocates the retiree costs of its postretirement healthcare benefits to its segments. This allocation methodology better aligns segment operating costs to the active employee costs, which are managed by the segments.

(49)

On February 22, 2012, our former parent, General Electric Capital Services, Inc. (GECS), merged with and into General Electric Capital Corporation (GECC). GECC’s continuing operations include the run-off insurance operations previously held and managed in our former parent, GECS, and which are reported in corporate items and eliminations. The operating businesses that are reported as segments, including CLL, Consumer, Real Estate, Energy Financial Services and GECAS, are not affected by the merger. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-Q Report relate to the entity or segment as they exist subsequent to the February 22, 2012 merger.

We have reclassified certain prior-period amounts to conform to the current-period presentation. Refer to the Summary of Operating Segments on page 7 for a reconciliation of the total reportable segments’ profit to the consolidated net earnings attributable to the Company.

CLL

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Revenues	$4,141	$4,666	$8,583	$9,274

Segment profit	$626	$701	$1,311	$1,255

		June 30,	December 31,	June 30,
(In millions)		2012	2011	2011

Total assets		$185,284	$193,869	$198,223

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Revenues
Americas	$2,574	$2,732	$5,348	$5,458
Europe	805	1,009	1,657	1,974
Asia	507	542	1,105	1,101
Other	255	383	473	741

Segment profit
Americas	$527	$542	$1,069	$1,001
Europe	55	124	114	215
Asia	37	39	123	72
Other	7	(4)	5	(33)

		June 30,	December 31,	June 30,
(In millions)		2012	2011	2011

Total assets
Americas		$111,842	$116,034	$114,770
Europe		44,378	46,590	50,074
Asia		17,341	17,807	18,148
Other		11,723	13,438	15,231

CLL revenues decreased 11% and net earnings decreased 11% in the second quarter of 2012. Revenues were reduced by $0.1 billion as a result of dispositions. Revenues also decreased as a result of organic revenue declines ($0.3 billion) and the stronger U.S. dollar ($0.1 billion). Net earnings decreased reflecting core decreases ($0.1 billion).

CLL revenues decreased 7% and net earnings increased 4% in the first six months of 2012. Revenues were reduced by $0.2 billion as a result of dispositions. Revenues also decreased as a result of organic revenue declines ($0.4 billion) and the stronger U.S. dollar ($0.1 billion). Net earnings increased reflecting lower provisions for losses on financing receivables ($0.1 billion).

(50)

Consumer

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Revenues	$3,812	$4,172	$7,689	$8,995

Segment profit	$907	$1,042	$1,736	$2,283

		June 30,	December 31,	June 30,
(In millions)		2012	2011	2011

Total assets		$134,874	$138,534	$145,427

Consumer revenues decreased 9% and net earnings decreased 13% in the second quarter of 2012. Revenues decreased as a result of organic revenue declines ($0.2 billion) and the stronger U.S. dollar ($0.2 billion). The decrease in net earnings resulted primarily from core decreases ($0.1 billion).

Consumer revenues decreased 15% and net earnings decreased 24% in the first six months of 2012. Revenues included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues also decreased as a result of the absence of the 2011 Garanti gain ($0.7 billion), organic revenue declines ($0.4 billion) and the stronger U.S. dollar ($0.2 billion). The decrease in net earnings resulted primarily from the absence of the 2011 Garanti gain ($0.3 billion), core decreases ($0.2 billion), lower Garanti results ($0.1 billion) and dispositions ($0.1 billion), partially offset by lower provisions for losses on financing receivables.

Real Estate

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Revenues	$876	$992	$1,712	$1,899

Segment profit	$221	$(335)	$277	$(693)

		June 30,	December 31,	June 30,
(In millions)		2012	2011	2011

Total assets		$57,892	$60,873	$67,660

Real Estate revenues decreased 12% and net earnings were favorable in the second quarter of 2012. Revenues decreased as a result of organic revenue declines ($0.1 billion), primarily due to lower ENI. Real Estate net earnings increased as a result of core increases ($0.3 billion) including higher tax benefits of $0.2 billion, lower impairments ($0.2 billion) and lower provisions for losses on financing receivables ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.2 billion in both the second quarters of 2012 and 2011.

Real Estate revenues decreased 10% and net earnings were favorable in the first six months of 2012. Revenues decreased as a result of organic revenue declines ($0.2 billion), primarily due to lower ENI, partially offset by increases in net gains on property sales. Real Estate net earnings increased as a result of lower impairments ($0.5 billion), core increases ($0.4 billion) including higher tax benefits of $0.3 billion, and lower provisions for losses on financing receivables ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.4 billion and $0.5 billion in the first six months of 2012 and 2011, respectively.

(51)

Energy Financial Services

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Revenues	$446	$365	$685	$710

Segment profit	$122	$139	$193	$251

		June 30,	December 31,	June 30,
(In millions)		2012	2011	2011

Total assets		$19,559	$18,357	$18,092

Energy Financial Services revenues increased 22% and net earnings decreased 12% in the second quarter of 2012. Revenues increased primarily as a result of organic revenue growth ($0.2 billion) including asset sales by investees and the consolidation of an entity involved in power generating activities, partially offset by lower gains ($0.1 billion). The decrease in net earnings resulted primarily from lower gains ($0.1 billion), partially offset by core increases ($0.1 billion).

Energy Financial Services revenues decreased 4% and net earnings decreased 23% in the first six months of 2012. Revenues decreased primarily as a result of lower gains ($0.2 billion), partially offset by organic revenue growth ($0.2 billion) including asset sales by investees and the consolidation of an entity involved in power generating activities. The decrease in net earnings resulted primarily from lower gains ($0.1 billion), partially offset by core increases ($0.1 billion).

GECAS

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Revenues	$1,317	$1,327	$2,648	$2,652

Segment profit	$308	$321	$626	$627

		June 30,	December 31,	June 30,
(In millions)		2012	2011	2011

Total assets		$49,927	$48,821	$48,822

GECAS revenues decreased 1% and net earnings decreased 4% in the second quarter of 2012. Revenues decreased as a result of higher impairments and lower gains, partially offset by organic revenue growth. The decrease in net earnings resulted primarily from higher impairments and lower gains, partially offset by core increases.

GECAS revenues and net earnings were both flat in the first six months of 2012.

(52)

Corporate Items and Eliminations

Corporate items and eliminations include an insignificant amount of Treasury operation earnings and $0.1 billion of Treasury operation expenses for the second quarters of 2012 and 2011, respectively. Corporate items and eliminations include Treasury operation expenses for both the first six months of 2012 and 2011 of $0.1 billion. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

Corporate items and eliminations for the second quarter and first six months of 2012 include unallocated tax benefits attributable to the high tax basis in the entity being sold in the Business Property disposition, partially offset by the adjustment in the second quarter to bring our six month tax rate in line with the projected full year tax rate.

Certain amounts included in corporate items and eliminations are not allocated to the five operating businesses within the GE Capital segment because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included an insignificant amount in both the second quarters and first six months of 2012 and 2011, respectively, primarily related to restructuring and other charges.

Income Taxes

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

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including the expiration on December 31, 2011 of the U.S. tax law provision deferring tax on active financial services income, as discussed in Note 10 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (2011 consolidated financial statements). If this provision is not extended, our tax rate will increase significantly after 2012. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

The provision for income taxes was an expense of $0.1 billion for the second quarter of 2012 (an effective tax rate of 4.6%), compared with $0.3 billion expense for the second quarter of 2011 (an effective tax rate of 17.5%). The tax expense decreased in the second quarter 2012 by $0.2 billion. The decrease is attributable to the high tax basis in the entity being sold in the Business Property disposition and increased benefits from low taxed global operations. These benefits were partially offset by the adjustment in the second quarter to bring our six month tax rate in line with the projected full year tax rate and higher second quarter 2012 pre-tax income.

The provision for income taxes was an expense of $0.3 billion for the first six months of 2012 (an effective tax rate of 6.8%), compared with $0.8 billion expense for the first six months of 2011 (an effective tax rate of 18.3%). The tax expense decreased in the first six months of 2012 by $0.5 billion.  The decrease is attributable to the high tax basis in the entity being sold in the Business Property disposition, and increased benefits from low taxed global operations which include the absence of the first quarter 2011 highly taxed disposition of Garanti Bank. These benefits were partially offset by the adjustments to bring our six month tax rate in line with the projected full year tax rate.

(53)

Discontinued Operations

	Three months ended June 30,		Six months ended June 30,
(In millions)	2012	2011	2012	2011

Earnings (loss) from discontinued operations,
net of taxes	$(553)	$195	$(770)	$230

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

Loss from discontinued operations, net of taxes, in the three and six months ended June 30, 2012 primarily reflect the $0.3 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan and the $0.2 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.  In addition, the first six months of 2012 included a $0.2 billion loss (which includes a $0.1 billion loss on disposal) related to Consumer Ireland.

Earnings from discontinued operations, net of taxes, in the three and six months ended June 30, 2011 primarily reflected a $0.3 billion gain related to the sale of Consumer Singapore and earnings from operations of Australia Home Lending of $0.1 billion, partially offset by the loss on sale of Australian Home Lending of $0.2 billion.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position for the six months ended June 30, 2012 resulted from the following:

•	Repayments exceeded new issuances of total borrowings by $23.8 billion and collections on financing receivables exceeded originations by $5.8 billion;

•	The U.S. dollar was stronger for most major currencies at June 30, 2012 than at December 31, 2011, decreasing the translated levels of our non-U.S. dollar assets and liabilities.

•
We issued 22,500 shares of preferred stock for proceeds of $2.2 billion during the second quarter of 2012. The effect of this issuance is reported as a $2.2 billion increase in additional paid-in capital.

•	We paid $3.0 billion of dividends to GE.

Our assets were $558.8 billion at June 30, 2012, a $25.7 billion decrease from December 31, 2011, and reflect a reduction of net financing receivables ($14.9 billion), and decreases in cash and equivalents ($10.5 billion) and derivative assets ($3.9 billion).

Our liabilities decreased $28.5 billion from December 31, 2011 to $478.2 billion at June 30, 2012, and reflect a $23.8 billion net reduction in borrowings, primarily in long-term borrowings and commercial paper, consistent with our overall reduction in assets, redemptions of guaranteed investment contracts (GICs) at Trinity ($2.0 billion), lower factoring liabilities at CLL ($1.2 billion) and lower deposits at our banks ($0.9 billion).

Cash Flows

Our cash and equivalents were $66.3 billion at June 30, 2012, compared with $78.0 billion at June 30, 2011. Our cash from operating activities totaled $10.8 billion for the six months ended June 30, 2012, compared with cash from operating activities of $9.7 billion for the same period of 2011.

(54)

Consistent with our plan to reduce our asset levels, cash from investing activities was $6.9 billion during the six months ended June 30, 2012, primarily resulting from a $5.8 billion reduction in financing receivables due to collections exceeding originations and $2.3 billion related to net loan repayments from our equity method investments, partially offset by $2.8 billion of net purchases of equipment leased to others (ELTO).

GECC cash used for financing activities for the six months ended June 30, 2012 of $27.8 billion related primarily to a $23.8 billion reduction in total borrowings, consisting primarily of reductions in long-term borrowings and commercial paper, $2.0 billion of redemptions of guaranteed investment contracts at Trinity and $0.9 billion of lower deposits at our banks, partially offset by $2.2 billion of proceeds from the second quarter issuance of preferred stock.

Cash used for financing activities also included dividends to GE which represent the distribution of a portion of GECC retained earnings.  Beginning in the second quarter of 2012, GECC restarted its dividend to GE. In addition to a dividend of $0.5 billion, GECC paid GE a special dividend of $2.5 billion in the second quarter of 2012.

Fair Value Measurements

See Note 1 in our 2011 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 10 to the condensed, consolidated financial statements.

At June 30, 2012, the aggregate amount of assets that are measured at fair value through earnings totaled $8.3 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of GICs in our run-off insurance operations and Trinity, investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities increased to $47.9 billion at June 30, 2012 from $47.4 billion at December 31, 2011, primarily due to the impact of lower interest rates and additional purchases in our CLL business. Of the amount at June 30, 2012, we held debt securities with an estimated fair value of $47.1 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $27.2 billion, $5.1 billion, $2.4 billion and $3.0 billion, respectively. Net unrealized gains on debt securities were $4.0 billion and $3.0 billion at June 30, 2012 and December 31, 2011, respectively. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.5 billion, $0.1 billion, $0.2 billion and $0.2 billion, respectively, at June 30, 2012, as compared with $0.6 billion, $0.2 billion, $0.3 billion and $0.2 billion, respectively, at December 31, 2011.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS are in a senior position in the capital structure of the deals and more than 70% are agency bonds or insured by Monoline insurers (on which we continue to place reliance). Of our total RMBS portfolio at June 30, 2012 and December 31, 2011, approximately $0.5 billion and $0.6 billion, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

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

(55)

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

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At June 30, 2012, our investment securities insured by Monolines on which we continue to place reliance were $1.5 billion, including $0.3 billion of our $0.5 billion investment in subprime RMBS. At June 30, 2012, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.2 billion.

Total pre-tax, other-than-temporary impairment losses during the second quarter of 2012 were an insignificant amount, which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities and other-than-temporary losses on equity securities.

Total pre-tax, other-than-temporary impairment losses during the second quarter of 2011 were $0.1 billion which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, non-U.S. government securities and RMBS.

Total pre-tax, other-than-temporary impairment losses during the six months ended June 30, 2012 were $0.1 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities and other-than-temporary losses on equity securities.

Total pre-tax, other-than-temporary impairment losses during the six months ended June 30, 2011 were $0.2 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, retained interests, non-U.S. government securities and RMBS.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in U.S. and non-U.S. corporate debt securities across a broad range of industries, and RMBS. The amount of associated unrealized loss on these securities at June 30, 2012, is $0.6 billion. Unrealized losses are not indicative of the amount of credit loss that would be recognized as credit losses are determined based on adverse changes in expected cash flows rather than fair value. For further information relating to how credit losses are calculated, see Note 3 in our 2011 consolidated financial statements. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At June 30, 2012 and December 31, 2011, unrealized losses on investment securities totaled $1.2 billion and $1.6 billion, respectively, including $1.1 billion and $1.2 billion, respectively, aged 12 months or longer. Of the amount aged 12 months or longer at June 30, 2012, more than 65% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.5 billion and $0.4 billion related to structured securities (mortgage-backed and asset-backed) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at June 30, 2012, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. For additional information, see Note 3 to the condensed, consolidated financial statements.

(56)

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

The majority of our consumer portfolio is non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 17% of our total portfolio. Of those, approximately 64% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 36% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

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

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions and are subject to the regulatory examinations process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible to experience credit losses that are different from our current estimates.

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

(57)

	Financing receivables		Nonearning receivables		Allowance for losses
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(In millions)	2012	2011	2012	2011	2012	2011

Commercial
CLL
Americas	$77,241	$80,505	$1,739	$1,862	$662	$889
Europe	34,722	36,899	1,390	1,167	484	400
Asia	11,313	11,635	232	269	87	157
Other	711	436	9	11	1	4
Total CLL	123,987	129,475	3,370	3,309	1,234	1,450

Energy
Financial
Services	5,159	5,912	2	22	12	26

GECAS	12,046	11,901	56	55	32	17

Other	587	1,282	22	65	12	37
Total
Commercial	141,779	148,570	3,450	3,451	1,290	1,530

Real Estate
Debt(a)	22,409	24,501	403	541	682	949
Business
Properties(b)	5,301	8,248	227	249	105	140
Total Real Estate	27,710	32,749	630	790	787	1,089

Consumer
Non-U.S.
residential
mortgages(c)	33,826	35,550	2,720	2,870	481	546
Non-U.S.
installment
and revolving
credit	17,960	18,544	243	263	665	717
U.S. installment
and revolving
credit	45,531	46,689	773	990	1,724	2,008
Non-U.S. auto	4,740	5,691	28	43	79	101
Other	7,643	7,244	380	419	179	199
Total Consumer	109,700	113,718	4,144	4,585	3,128	3,571
Total	$279,189	$295,037	$8,224	$8,826	$5,205	$6,190

(a)	Financing receivables included $0.1 billion of construction loans at both June 30, 2012 and December 31, 2011.

(b)	Our Business Properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

(c)
At June 30, 2012, net of credit insurance, approximately 27% of our secured Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, 84% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments, high loan-to-value ratios at inception and introductory below market rates, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 78% and have re-indexed loan-to-value ratios of 82% and 66%, respectively. At June 30, 2012, 8% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(58)

The portfolio of financing receivables, before allowance for losses, was $279.2 billion at June 30, 2012, and $295.0 billion at December 31, 2011. Financing receivables, before allowance for losses, decreased $15.8 billion from December 31, 2011, primarily as a result of collections exceeding originations ($5.8 billion) (which includes sales), transfers to held-for-sale ($3.6 billion), write-offs ($3.3 billion) and the stronger U.S. dollar ($1.5 billion).

Related nonearning receivables totaled $8.2 billion (2.9% of outstanding receivables) at June 30, 2012, compared with $8.8 billion (3.0% of outstanding receivables) at December 31, 2011. Nonearning receivables decreased from December 31, 2011, primarily due to write-offs and payoffs in Real Estate and improved economic conditions in the U.S. and collections in Consumer.

The allowance for losses at June 30, 2012 totaled $5.2 billion compared with $6.2 billion at December 31, 2011, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $1.0 billion from December 31, 2011, primarily because provisions were lower than write-offs, net of recoveries by $0.9 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables decreased from 2.1% at December 31, 2011 to 1.9% at June 30, 2012 primarily due to a decrease in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(59)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables		nonearning financing receivables		total financing receivables
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011
Commercial
CLL
Americas	2.3%	2.3%	38.1%	47.7%	0.9%	1.1%
Europe	4.0	3.2	34.8	34.3	1.4	1.1
Asia	2.1	2.3	37.5	58.4	0.8	1.3
Other	1.3	2.5	11.1	36.4	0.1	0.9
Total CLL	2.7	2.6	36.6	43.8	1.0	1.1

Energy Financial Services	-	0.4	600.0	118.2	0.2	0.4

GECAS	0.5	0.5	57.1	30.9	0.3	0.1

Other	3.7	5.1	54.5	56.9	2.0	2.9

Total Commercial	2.4	2.3	37.4	44.3	0.9	1.0

Real Estate
Debt	1.8	2.2	169.2	175.4	3.0	3.9
Business Properties	4.3	3.0	46.3	56.2	2.0	1.7

Total Real Estate	2.3	2.4	124.9	137.8	2.8	3.3

Consumer
Non-U.S.
residential mortgages	8.0	8.1	17.7	19.0	1.4	1.5
Non-U.S.
installment and
revolving credit	1.4	1.4	273.7	272.6	3.7	3.9
U.S. installment
and revolving credit	1.7	2.1	223.0	202.8	3.8	4.3
Non-U.S. auto	0.6	0.8	282.1	234.9	1.7	1.8
Other	5.0	5.8	47.1	47.5	2.3	2.7

Total Consumer	3.8	4.0	75.5	77.9	2.9	3.1

Total	2.9	3.0	63.3	70.1	1.9	2.1

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $1.7 billion represented 21.1% of total nonearning receivables at June 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 47.7% at December 31, 2011, to 38.1% at June 30, 2012, reflecting an overall improvement in the credit quality of the remaining portfolio and an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables remained constant at 2.3% at June 30, 2012. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

(60)

CLL – Europe. Nonearning receivables of $1.4 billion represented 16.9% of total nonearning receivables at June 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased slightly from 34.3% at December 31, 2011, to 34.8% at June 30, 2012, reflecting increases in nonearning receivables and the allowance for losses in our Interbanca S.p.A. portfolio, substantially offset by an increase in nonearning receivables in our asset-backed lending portfolio requiring a relatively lower reserve level based on the strength of the underlying collateral values. The majority of nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables decreased from 55.9% at December 31, 2011, to 46.3% at June 30, 2012, primarily due to an increase in nonearning receivables in our asset-backed lending portfolio, which requires a relatively lower reserve level based on the strength of the underlying collateral. The ratio of nonearning receivables as a percent of financing receivables increased from 3.2% at December 31, 2011, to 4.0% at June 30, 2012, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our Interbanca S.p.A. business and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.2 billion represented 2.8% of total nonearning receivables at June 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 58.4% at December 31, 2011, to 37.5% at June 30, 2012, primarily due to a decline in allowance for losses as a result of write-offs in Japan, partially offset by collections and write-offs of nonearning receivables in our asset-based financing businesses in Japan. The ratio of nonearning receivables as a percent of financing receivables decreased from 2.3% at December 31, 2011, to 2.1% at June 30, 2012, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, partially offset by a lower financing receivables balance. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft, and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $0.4 billion represented 4.9% of total nonearning receivables at June 30, 2012. The decrease in nonearning receivables from December 31, 2011, was driven primarily by the resolution of North American multi-family and hotel nonearning loans, as well as European retail and mixed use loans, through payoffs and foreclosures. The ratio of allowance for losses as a percent of total financing receivables decreased from 3.9% at December 31, 2011 to 3.0% at June 30, 2012, driven primarily by write-offs related to settlements and payoffs from impaired loan borrowers and improvement in collateral values. The ratio of allowance for losses as a percent of nonearning receivables decreased from 175.4% to 169.2% reflecting write-offs and resolution of nonearning loans as mentioned above.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At June 30, 2012, total Real Estate financing receivables of $27.7 billion were primarily collateralized by office buildings ($6.0 billion), owner-occupied properties ($5.3 billion), apartment buildings ($3.8 billion) and hotel properties ($3.5 billion). In the first six months of 2012, commercial real estate markets showed signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.2 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At June 30, 2012, we had 126 foreclosed commercial real estate properties totaling $1.0 billion.

(61)

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $2.7 billion represented 33.1% of total nonearning receivables at June 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 19.0% at December 31, 2011 to 17.7% at June 30, 2012, primarily as a result of improved portfolio quality in the U.K. and write-offs in Hungary. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 84% and 57%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At June 30, 2012, we had in repossession stock 474 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables decreased slightly from 8.1% at December 31, 2011 to 8.0% at June 30, 2012.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.2 billion represented 3.0% of total nonearning receivables at June 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased from 272.6% at December 31, 2011 to 273.7% at June 30, 2012, reflecting higher delinquencies, and lower nonearnings due to collections and write-offs primarily in Australia and New Zealand.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.8 billion represented 9.4% of total nonearning receivables at June 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased from 202.8% at December 31, 2011, to 223.0% at June 30, 2012 reflecting improved economic conditions, lower entry rates and improved collections resulting in reductions in our nonearning receivables balance. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.1% at December 31, 2011 to 1.7% at June 30, 2012 primarily due to improved collections reflecting an improvement in the overall credit environment.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $15.0 billion nonaccrual loans at June 30, 2012, $6.6 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
(In millions)	receivables	receivables

June 30, 2012

Commercial
CLL	$4,792	$3,370
Energy Financial Services	52	2
GECAS	344	56
Other	46	22
Total Commercial	5,234	3,450

Real Estate	5,380	630

Consumer	4,373	4,144
Total	$14,987	$8,224

(62)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	June 30,	December 31,
	2012	2011
Loans requiring allowance for losses
Commercial(a)	$2,065	$2,357
Real Estate	3,718	4,957
Consumer	2,897	2,824
Total loans requiring allowance for losses	8,680	10,138

Loans expected to be fully recoverable
Commercial(a)	3,815	3,305
Real Estate	3,748	3,790
Consumer	106	69
Total loans expected to be fully recoverable	7,669	7,164
Total impaired loans	$16,349	$17,302

Allowance for losses (specific reserves)
Commercial(a)	$640	$812
Real Estate	561	822
Consumer	625	680
Total allowance for losses (specific reserves)	$1,826	$2,314

Average investment during the period	$16,940	$18,167
Interest income earned while impaired(b)	374	733

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)	Recognized principally on a cash basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

Of our $7.5 billion impaired loans at Real Estate at June 30, 2012, $6.7 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at June 30, 2012 and December 31, 2011, classified by the method used to measure impairment was as follows.

(63)

	June 30,	December 31,
(In millions)	2012	2011

Method used to measure impairment
Discounted cash flow	$8,978	$8,858
Collateral value	7,371	8,444
Total	$16,349	$17,302

See Note 1 in our 2011 consolidated financial statements for further information on our valuation processes.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR, and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At June 30, 2012, TDRs included in impaired loans were $13.5 billion, primarily relating to Real Estate ($6.3 billion), CLL ($4.3 billion) and Consumer ($2.9 billion).

Real Estate TDRs decreased from $7.0 billion at December 31, 2011 to $6.3 billion at June 30, 2012, primarily driven by resolution of TDRs through paydowns, restructuring and foreclosures, partially offset by extensions of loans scheduled to mature during 2012, some of which were classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the six months ended June 30, 2012, we modified $2.3 billion of loans classified as TDRs substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $4.5 billion of modifications classified as TDRs in the last twelve months, $0.4 billion have subsequently experienced a payment default in the last six months.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.4 billion at June 30, 2012 and $0.6 billion at December 31, 2011, and were 6.6% and 8.4%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the six months ended June 30, 2012, we provided short-term modifications of approximately $0.3 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $0.9 billion of consumer loans for the six months ended June 30, 2012, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 12 to the condensed, consolidated financial statements.

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 12 to the condensed, consolidated financial statements.

(64)

GECC Selected European Exposures

At June 30, 2012, we had $87 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 87% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (“focus countries”), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at June 30, 2012.

							Rest of	Total
June 30, 2012 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
before allowance
for losses on
financing receivables	$2,038	$523	$402	$7,092	$69	$2,957	$76,062	$89,143

Allowance for losses on
financing receivables	(100)	(25)	(14)	(316)	–	(113)	(1,288)	(1,856)

Financing receivables,
net of allowance
for losses on	1,938	498	388	6,776	69	2,844	74,774	87,287
financing receivables(a)(b)

Investments(c)(d)	2	–	–	597	–	156	1,883	2,638

Cost and equity method
investments(e)	835	24	348	27	31	5	702	1,972

Derivatives,
net of collateral(c)(f)	–	–	–	87	–	–	99	186

ELTO(g)	553	66	341	883	259	354	9,796	12,252

Real estate held for
investment(g)	754	–	–	397	–	–	5,977	7,128

Total funded exposures(h)	$4,082	$588	$1,077	$8,767	$359	$3,359	$93,231	$111,463

Unfunded commitments	$7	$9	$29	$277	$–	$590	$8,144	$9,056

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $33.3 billion before consideration of purchased credit protection. We have third-party mortgage insurance for approximately 27% of these residential mortgage loans, substantially all of which were originated in the U.K., Poland and France.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $1.0 billion related to financial institutions, $0.3 billion related to non-financial institutions and $1.3 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.1 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.

(f)	Net of cash collateral; entire amount is non-sovereign.

(g)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(h)
Excludes $35.0 billion of cash and equivalents, which is composed of $20.2 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supra national entities, of which $1.1 billion is in focus countries, and $14.8 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($6.1 billion) and sovereign bonds of non-focus countries ($8.7 billion), where the value of our collateral exceeds the amount of our cash exposure.

(65)

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

Other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $71.9 billion at June 30, 2012, a decrease of $3.7 billion, primarily related to decreases in the fair value of derivative instruments ($3.9 billion) and the sale of certain held-for-sale real estate and aircraft ($1.6 billion), partially offset by the consolidation of an entity involved in power generating activities ($1.4 billion). During the six months ended June 30, 2012, we recognized an insignificant amount of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $23.1 billion and $23.9 billion at June 30, 2012 and December 31, 2011, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $2.6 billion. Commercial real estate valuations in 2011 and the first six months of 2012 showed signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During both the three and six months ended June 30, 2012, Real Estate recognized pre-tax impairments of less than $0.1 billion in its real estate held for investment, which were primarily driven by declining cash flow projections for properties in Japan. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at June 30, 2012 had a carrying value of $0.6 billion and an associated estimated unrealized loss of less than $0.1 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

(66)

D. Liquidity and Borrowings

We maintain a strong focus on liquidity. We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECC are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities, any dividend payments from GECC, and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within fiscal quarters. During the second quarter of 2012, we paid a dividend of $0.5 billion to GE, as well as a special dividend of $2.5 billion.

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

Our 2012 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of our long-term debt ($82.7 billion at December 31, 2011), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities were $26 billion in the second quarter of 2012. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the second quarter of 2012, we earned interest income on financing receivables of $5.3 billion, which more than offset interest expense of $3.0 billion.

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

We are a savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The FRB has recently finalized a regulation that requires certain organizations it supervises to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this proposed regulation to GECC is not yet determined; however, the FRB has indicated that it expects to extend these requirements to large savings and loan holding companies through separate rulemaking or by order. While GECC is not yet subject to this regulation, GECC’s capital allocation planning is still subject to FRB review. In addition, the FRB recently proposed regulations to revise and replace its current rules on capital adequacy. The proposed regulations would apply to savings and loan holding companies like GECC. The transition period for achieving compliance with the proposed regulations following final adoption is unclear.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

We maintain liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments (Liquidity Portfolio) and committed unused credit lines.

GE has consolidated cash and equivalents of $74.3 billion at June 30, 2012, which is available to meet our needs.  Of this, approximately $9 billion is held at GE and approximately $66 billion is held at GECC.

(67)

In addition to GE’s $74.3 billion of consolidated cash and equivalents, we have a centrally-managed portfolio of high-quality, liquid investments with a fair value of $3.1 billion at June 30, 2012. The Liquidity Portfolio is used to manage liquidity and meet our operating needs under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

We have committed, unused credit lines totaling $48.8 billion that have been extended to us by 54 financial institutions at June 30, 2012. These lines include $32.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $16.2 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one or two years from the date of expiration of the lending agreement.

GE consolidated cash and equivalents of $53.0 billion at June 30, 2012 are held outside of the U.S. Of this amount, $11.3 billion is indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also used to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans are required to be outstanding for less than 60 days during the year.

$1.3 billion of GE cash and equivalents is held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs.  These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

At GECC, about $8 billion of cash and equivalents are in regulated banks and insurance entities and are subject to regulatory restrictions.

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

GE reduced its GE Capital ending net investment, excluding cash and equivalents, from $513 billion at January 1, 2009 to $433 billion at June 30, 2012.

In 2012, we completed issuances of $21.1 billion of senior unsecured debt with maturities up to 22 years (and subsequent to June 30, 2012, an additional $1.7 billion).  Average commercial paper borrowings during the second quarter were $42.0 billion, and the maximum amount of commercial paper borrowings outstanding during the second quarter was $43.4 billion. Our commercial paper maturities are funded principally through new commercial paper issuances.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009 for which we paid $2.3 billion of fees to the FDIC for our participation. Our TLGP-guaranteed debt has remaining maturities of $17 billion in 2012. We anticipate funding these and our other long-term debt maturities through a combination of existing cash, new debt issuances, collections exceeding originations, dispositions, asset sales, deposits and other alternative sources of funding. GECC and GE are parties to an Eligible Entity Designation Agreement and GECC is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GECC reimburse the FDIC for any amounts that the FDIC pays to holders of GECC debt that is guaranteed by the FDIC.

We securitize financial assets as an alternative source of funding. During 2012, we completed $8.1 billion of non-recourse issuances and had maturities of $6.7 billion. At June 30, 2012, non-recourse borrowings were $30.7 billion.

We have deposit-taking capability at 12 banks outside of the U.S. and two banks in the U.S. – GE Capital Retail Bank (formerly GE Money Bank), a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from three months to ten years.

(68)

Total alternative funding at June 30, 2012 was $65 billion, composed mainly of $42 billion bank deposits, $8 billion of funding secured by real estate, aircraft and other collateral and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2011 was $66 billion.

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

As further disclosed in our 2011 consolidated financial statements, GECC has fully guaranteed repayment of $4.1 billion of guaranteed investment contract (GIC) obligations of Trinity.  As a result of Moody’s downgrade, substantially all of these GICs became redeemable by the holders. In addition, another consolidated entity also had issued GICs where proceeds are loaned to GECC and $1.1 billion of these GICs became redeemable by the holders. During the second quarter of 2012, holders of $2.4 billion in principal amount of GICs redeemed their holdings and GECC made related cash payments. These redemptions were fully considered in our previously discussed liquidity plan. The remaining outstanding GICs will continue to be subject to the existing terms and maturities of their respective contracts.

Additionally, there were other contracts affected by the downgrade with provisions requiring us to provide additional funding, post collateral and make other payments.  The total cash and collateral impact of these contracts was less than $0.5 billion.

Income Maintenance Agreement

As set forth in Exhibit 12 hereto, GECC’s ratio of earnings to fixed charges was 1.62:1 during the six months ended June 30, 2012 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2011. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our consolidated financial statements for the year ended December 31, 2011.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2012, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(69)

As previously reported, a shareholder derivative action seeking unspecified damages was filed in federal court in Connecticut in May 2009 making similar allegations as the New York class actions described below. GE’s motion to transfer the derivative action to the Southern District of New York as a related case was granted in February 2010, and our motion to dismiss the complaint was granted in April 2011. In July 2012, the Court of Appeals for the Second Circuit affirmed the district court’s judgment dismissing the case.

As also previously reported, in March 2010, a shareholder derivative action was filed in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaint seeks unspecified damages and principally alleges breaches of fiduciary duty and other causes of action related to the GE dividend and SEC matter which GE resolved in August 2009 and alleged mismanagement of our financial services businesses. In September 2011, our motion to dismiss was granted. In June 2012, plaintiff’s motion to file an amended complaint was denied. The plaintiff has filed a notice of appeal.

As also previously reported, in February and March 2012, two shareholder derivative actions were filed in New York Supreme Court naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints seek unspecified damages and principally allege breaches of fiduciary duty and other causes of action related to 2009 earnings forecasts for GE Capital, changes in the GE dividend and GE’s credit rating in 2009 and GE’s 2008 commercial paper program. In June 2012, these two cases were consolidated into a single action.

As also previously reported, in March and April 2009, shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints, which have now been consolidated, seek unspecified damages based on allegations related to statements, among others, regarding the GE dividend and projected losses and earnings for GECC in 2009. In January 2012, the District Court granted in part, and denied in part, our motion to dismiss. In April 2012, the District Court granted a portion of our motion for reconsideration, resulting in the dismissal of plaintiffs’ claims under the Securities Act of 1933. In July 2012, the District Court denied plaintiffs’ motion seeking to amend their complaint to include the alleged claims under the Securities Act of 1933.

In 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup in the Massachusetts area of the Housatonic River. In 2006, cleanup of a portion of the river was completed, and in May, 2012, the EPA issued a status report describing potential conceptual approaches to a 10-mile stretch of the river below the previously addressed area. GE is currently discussing this report with the EPA. A proposed remedy could be issued in the second half of 2012.

WMC is a party to legal proceedings involving loan repurchase claims now pending in three federal district courts. In the second quarter of 2012, WMC commenced five declaratory judgment actions in the United States District Court for the Central District of California and the United States District Court for the District of Minnesota relating to repurchase claims made by securitization trustees, Deutsche Bank National Trust Company (Deutsche Bank) and US Bank National Association (US Bank), respectively. In these cases, WMC asserts it has no obligation to repurchase the loans submitted by the trustees and that other remedies are unavailable. Following the commencement of these actions by WMC, Deutsche Bank filed two lawsuits in the United States District Court for the District of Connecticut against WMC and GECC alleging contractual breaches arising out of the same repurchase claims at issue in the Central District of California matters. In these two cases, the trustee alleges WMC has breached its contractual obligation to repurchase non-performing mortgage loans with an original principal balance of approximately $1,700 million, of which $850 million are reported in WMC’s pending claims, and claims it has suffered damages in excess of $950 million. Two other actions involving WMC and US Bank are pending in the United States District Court for the District of Minnesota, in which US Bank alleges breach of contract arising out of WMC’s refusal of repurchase claims totaling approximately $158 million. WMC and GECC intend to defend themselves vigorously.

(70)

Item 6. Exhibits.

Exhibit 3(i)
A complete copy of the Certificate of Incorporation of GECC consisting of the Restated Certificate of Incorporation of GECC as filed with the Office of the Secretary of State, State of Delaware on April 1, 2008, as amended by the Certificate of Designations of GECC with respect to the Series A Preferred Stock as filed with the Office of the Secretary of State, State of Delaware on June 8, 2012.

Exhibit 4
Form of Certificate representing the Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 of GECC’s Current Report on Form 8-K dated as of June 8, 2012) (Commission file number 001-06461).

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
Exhibit 101
The following materials from General Electric Capital Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Statement of Changes in Shareowners’ Equity for the six months ended June 30, 2012 and 2011, (iv) Condensed Statement of Financial Position at June 30, 2012 and December 31, 2011, (v) Condensed Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Condensed, Financial Statements.*

*
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

(71)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
July 30, 2012	/s/Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(72)