Form 10-Q/A
period 2012-06-30
GENERAL ELECTRIC CAPITAL CORP
filed 2012-07-31
CIK 40554

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

(1)

Explanatory Note

This amendment (Form 10-Q/A) is being provided for the sole purpose of removing a draft legend from the cover that was originally filed on our Form 10-Q for the period ended June 30, 2012 as filed on July 30, 2012.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

(2)

Item 6. Exhibits.

Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

(3)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
July 31, 2012	/s/ Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(4)