Form 10-Q
period 2012-09-30
GENERAL ELECTRIC CAPITAL CORP
filed 2012-11-07
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
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

At November 2, 2012, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION h(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in the European sovereign debt situation; the impact of conditions in the financial and credit markets on the availability and cost of our funding and on our ability to reduce our asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (GE Money Japan); pending and future mortgage securitization claims and litigation in connection with WMC, which may affect our estimates of liability, including possible loss estimates; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; our ability to pay dividends at the planned level; the level of demand and financial performance of the major industries we serve, including, without limitation, air transportation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions, joint ventures and dispositions and our success in completing announced transactions and integrating acquired businesses; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Earnings
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Revenues
Revenues from services (a)	$11,360	$12,051	$34,268	$37,561
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(25)	(86)	(90)	(270)
Less: Portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	–	18	1	84
Net other-than-temporary impairment on investment securities
recognized in earnings	(25)	(68)	(89)	(186)
Revenues from services (Note 9)	11,335	11,983	34,179	37,375
Sales of goods	34	32	90	116
Total revenues	11,369	12,015	34,269	37,491

Costs and expenses
Interest	2,805	3,556	8,989	10,738
Operating and administrative	3,072	3,260	9,063	10,186
Cost of goods sold	27	30	75	108
Investment contracts, insurance losses and insurance annuity benefits	798	755	2,271	2,314
Provision for losses on financing receivables	1,122	961	2,728	2,893
Depreciation and amortization	1,768	1,837	5,137	5,405
Total costs and expenses	9,592	10,399	28,263	31,644

Earnings (loss) from continuing operations before income taxes	1,777	1,616	6,006	5,847
Benefit (provision) for income taxes	(78)	(59)	(367)	(834)

Earnings from continuing operations	1,699	1,557	5,639	5,013
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(111)	(64)	(881)	166
Net earnings (loss)	1,588	1,493	4,758	5,179
Less net earnings (loss) attributable to noncontrolling interests	20	38	46	89
Net earnings (loss) attributable to GECC	$1,568	$1,455	$4,712	$5,090

Amounts attributable to GECC
Earnings from continuing operations	$1,679	$1,519	$5,593	$4,924
Earnings (loss) from discontinued operations, net of taxes	(111)	(64)	(881)	166
Net earnings (loss) attributable to GECC	$1,568	$1,455	$4,712	$5,090

(a)	Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Net earnings	$1,588	$1,493	$4,758	$5,179
Less net earnings (loss) attributable to noncontrolling interests	20	38	46	89
Net earnings attributable to GECC	$1,568	$1,455	$4,712	$5,090

Other comprehensive income (loss), net of tax
Investment securities	$125	$249	$635	$451
Currency translation adjustments	526	(810)	252	1,730
Cash flow hedges	29	(48)	141	(310)
Benefit plans	(11)	28	(16)	27
Other comprehensive income (loss), net of tax	669	(581)	1,012	1,898
Less other comprehensive income (loss) attributable to
noncontrolling interests	(2)	22	(1)	13
Other comprehensive income (loss) attributable to GECC	$671	$(603)	$1,013	$1,885

Comprehensive income, net of tax	2,257	912	5,770	7,077
Less comprehensive income attributable to noncontrolling interests	18	60	45	102
Comprehensive income attributable to GECC	$2,239	$852	$5,725	$6,975

General Electric Capital Corporation and consolidated affiliates
Statement of Changes in Shareowners’ Equity
(Unaudited)

	Nine months ended September 30,
(In millions)	2012	2011

Beginning balance	$77,110	$68,984
Dividends and other transactions with shareowners	(1,486)	–
Other comprehensive income (loss), net of tax	1,013	1,885
Increases from net earnings attributable to the Company	4,712	5,090
Ending balance	81,349	75,959
Noncontrolling interests	711	1,205
Total equity	$82,060	$77,164

(4)

General Electric Capital Corporation and consolidated affiliates

Condensed Statement of Financial Position

	September 30,	December 31,
(In millions, except share information)	2012	2011
	(Unaudited)
Assets
Cash and equivalents	$77,666	$76,702
Investment securities (Note 3)	48,695	47,359
Inventories	73	51
Financing receivables – net (Notes 4 and 12)	271,623	288,847
Other receivables	13,772	13,390
Property, plant and equipment, less accumulated amortization of $23,886
and $23,615	52,288	51,419
Goodwill (Note 5)	27,338	27,230
Other intangible assets – net (Note 5)	1,361	1,546
Other assets	64,887	75,612
Assets of businesses held for sale (Note 2)	2,700	711
Assets of discontinued operations (Note 2)	1,199	1,669
Total assets(a)	$561,602	$584,536

Liabilities and equity
Short-term borrowings (Note 6)	$113,587	$136,333
Accounts payable	7,007	7,239
Non-recourse borrowings of consolidated securitization entities (Note 6)	31,171	29,258
Bank deposits (Note 6)	45,196	43,115
Long-term borrowings (Note 6)	230,402	234,391
Investment contracts, insurance liabilities and insurance annuity benefits	28,806	30,198
Other liabilities	15,445	17,334
Deferred income taxes	5,945	7,052
Liabilities of businesses held for sale (Note 2)	206	345
Liabilities of discontinued operations (Note 2)	1,777	1,471
Total liabilities(a)	479,542	506,736

Preferred stock, $0.01 par value (750,000 shares authorized at both September 30, 2012
and December 31, 2011 and 40,000 shares and 0 shares issued and outstanding	–	–
at September 30, 2012 and December 31, 2011, respectively)
Common stock, $14 par value (4,166,000 shares authorized at
both September 30, 2012 and December 31, 2011 and 1,000 shares
issued and outstanding at both September 30, 2012 and December 31, 2011)	–	–
Accumulated other comprehensive income – net(b)
Investment securities	602	(33)
Currency translation adjustments	(145)	(399)
Cash flow hedges	(961)	(1,101)
Benefit plans	(579)	(563)
Additional paid-in capital	31,589	27,628
Retained earnings	50,843	51,578
Total GECC shareowners' equity	81,349	77,110
Noncontrolling interests(c)(Note 8)	711	690
Total equity	82,060	77,800
Total liabilities and equity	$561,602	$584,536

(a)
Our consolidated assets at September 30, 2012 include total assets of $47,623 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $40,422 million and investment securities of $4,797 million. Our consolidated liabilities at September 30, 2012 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GECC. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $30,270 million. See Note 13.

(b)	The sum of accumulated other comprehensive income − net was $(1,083) million and $(2,096) million at September 30, 2012 and December 31, 2011, respectively.

(c)	Included accumulated other comprehensive income − net attributable to noncontrolling interests of $(140) million and $(141) million at September 30, 2012 and December 31, 2011, respectively.

See accompanying notes.

(5)

General Electric Capital Corporation and consolidated affiliates

Condensed Statement of Cash Flows

(Unaudited)

	Nine months ended September 30,
(In millions)	2012	2011

Cash flows – operating activities
Net earnings	$4,758	$5,179
Less net earnings (loss) attributable to noncontrolling interests	46	89
Net earnings attributable to GECC	4,712	5,090
(Earnings) loss from discontinued operations	881	(166)
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	5,137	5,405
Increase (decrease) in accounts payable	(287)	1,103
Provision for losses on financing receivables	2,728	2,893
All other operating activities	1,841	2,328
Cash from (used for) operating activities – continuing operations	15,012	16,653
Cash from (used for) operating activities – discontinued operations	20	821
Cash from (used for) operating activities	15,032	17,474

Cash flows – investing activities
Additions to property, plant and equipment	(8,096)	(7,149)
Dispositions of property, plant and equipment	4,848	4,637
Increase in loans to customers	(217,198)	(234,522)
Principal collections from customers – loans	227,408	249,413
Investment in equipment for financing leases	(6,585)	(6,920)
Principal collections from customers – financing leases	9,150	9,797
Net change in credit card receivables	(3,254)	746
Proceeds from sale of discontinued operations	227	8,951
Proceeds from principal business dispositions	244	2,117
Payments for principal businesses purchased	–	(50)
All other investing activities	9,383	4,229
Cash from (used for) investing activities – continuing operations	16,127	31,249
Cash from (used for) investing activities – discontinued operations	(30)	(789)
Cash from (used for) investing activities	16,097	30,460

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,209)	(1,893)
Net increase (decrease) in bank deposits	1,195	3,746
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	59	10
Long-term (longer than one year)	43,156	33,798
Non-recourse, leveraged lease	–	–
Repayments and other debt reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	(66,837)	(58,005)
Long-term (longer than one year)	(3,162)	(1,603)
Non-recourse, leveraged lease	(389)	(640)
Proceeds from issuance of preferred stock	3,960	–
Dividends paid to shareowner	(5,446)	–
All other financing activities	(2,729)	(1,336)
Cash from (used for) financing activities – continuing operations	(31,402)	(25,923)
Cash from (used for) financing activities – discontinued operations	–	(42)
Cash from (used for) financing activities	(31,402)	(25,965)

Effect of currency exchange rate changes on cash and equivalents	1,227	1,042

Increase (decrease) in cash and equivalents	954	23,011
Cash and equivalents at beginning of year	76,823	60,398
Cash and equivalents at September 30	77,777	83,409
Less cash and equivalents of discontinued operations at September 30	111	131
Cash and equivalents of continuing operations at September 30	$77,666	$83,278

See accompanying notes.

(6)

General Electric Capital Corporation and consolidated affiliates
Summary of Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	(Unaudited)		(Unaudited)
(In millions)	2012	2011	2012	2011

Revenues
CLL	$4,124	$4,512	$12,707	$13,786
Consumer	3,911	4,028	11,600	13,023
Real Estate	948	935	2,660	2,834
Energy Financial Services	401	221	1,086	931
GECAS	1,249	1,265	3,897	3,917
Total segment revenues	10,633	10,961	31,950	34,491
Corporate items and eliminations	736	1,054	2,319	3,000
Total revenues in GECC	$11,369	$12,015	$34,269	$37,491

Segment profit
CLL	$568	$688	$1,879	$1,943
Consumer	749	803	2,485	3,086
Real Estate	217	(82)	494	(775)
Energy Financial Services	132	79	325	330
GECAS	251	208	877	835
Total segment profit	1,917	1,696	6,060	5,419
Corporate items and eliminations	(238)	(177)	(467)	(495)
Earnings from continuing operations
attributable to GECC	1,679	1,519	5,593	4,924
Earnings (loss) from discontinued operations,
net of taxes, attributable to GECC	(111)	(64)	(881)	166
Total net earnings attributable to GECC	$1,568	$1,455	$4,712	$5,090

See accompanying notes.

(7)

Notes to Condensed Financial Statements (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On February 22, 2012, our former parent, General Electric Capital Services, Inc. (GECS), merged with and into GECC. The merger simplified GE’s financial services’ corporate structure by consolidating financial services entities and assets within our organization and simplifying Securities and Exchange Commission and regulatory reporting. Upon completion of the merger, (i) all outstanding shares of GECC common stock were cancelled, (ii) all outstanding GECS common stock and all GECS preferred stock held by GE were converted into an aggregate of 1,000 shares of GECC common stock, and (iii) all treasury shares of GECS and all outstanding preferred stock of GECS held by GECC were cancelled. As a result of the merger, GECC became the surviving corporation, assumed all of GECS’ rights and obligations and became wholly-owned directly by GE.

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

Accounting Changes

On January 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income, which begins with net earnings and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity, under U.S. generally accepted accounting principles (GAAP). For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive income but are excluded from net earnings. The amendments became effective for the first quarter 2012 financial statements. The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

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

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the third quarter of 2012, we completed the sale of our CLL business in South Korea for proceeds of $168 million. We also committed to sell a plant located in the United Kingdom, the sale of which was completed on October 18, 2012.

In the second quarter of 2012, we committed to sell a portion of our Business Properties portfolio (Business Property) in Real Estate, including certain commercial loans, the origination and servicing platforms and the servicing rights on loans previously securitized by GECC. We completed the sale of Business Property on October 1, 2012 for proceeds of $2,406 million. We will deconsolidate substantially all Real Estate securitization entities in the fourth quarter of 2012 as servicing rights related to these entities were transferred to the buyer at closing.

In the second quarter of 2011, we committed to sell our Consumer business banking operations in Latvia.

Summarized financial information for businesses held for sale is shown below.

	September 30,	December 31,
(In millions)	2012	2011

Assets
Cash and equivalents	$99	$149
Financing receivables – net	2,406	412
Property, plant and equipment – net	38	81
All other	157	69
Assets of businesses held for sale	$2,700	$711

Liabilities
Short-term borrowings	$186	$252
All other	20	93
Liabilities of businesses held for sale	$206	$345

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

Summarized financial information for discontinued operations is shown below.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Operations
Total revenues (loss)	$(112)	$17	$(462)	$348

Earnings (loss) from discontinued operations before income taxes	$(141)	$(74)	$(579)	$(112)
Benefit (provision) for income taxes	28	22	155	55
Earnings (loss) from discontinued operations, net of taxes	$(113)	$(52)	$(424)	$(57)

Disposal
Gain (loss) on disposal before income taxes	$(4)	$(45)	$(506)	$(86)
Benefit (provision) for income taxes	6	33	49	309
Gain (loss) on disposal, net of taxes	$2	$(12)	$(457)	$223

Earnings (loss) from discontinued operations, net of taxes	$(111)	$(64)	$(881)	$166

	September 30,	December 31,
(In millions)	2012	2011

Assets
Cash and equivalents	$111	$121
Financing receivables - net	6	521
Other	1,082	1,027
Assets of discontinued operations	$1,199	$1,669

Liabilities
Deferred income taxes	$360	$207
Other	1,417	1,264
Liabilities of discontinued operations	$1,777	$1,471

Assets at September 30, 2012 and December 31, 2011 primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

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

(10)

Our overall claims experience developed unfavorably through 2010. We believe that the level of excess interest refund claims was impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. In September 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial legal advertising. We observed an increase in claims during the latter part of 2010 and the first two months of 2011. From February 2011 through the end of 2011, we experienced substantial declines in the rate of incoming claims, though the overall rate of reduction was slower than we expected. The September 2010 bankruptcy filing referenced above had a significant effect on the pace of incoming claim declines and it is difficult to predict the pace and pattern at which claims will continue to decelerate. During the nine months ended September 30, 2012, we recorded increases to our reserve of $344 million to reflect an excess of claims activity over our previous estimates and revisions to our assumptions about the level of future claim activity. We continue to closely monitor and evaluate claims activity. At September 30, 2012, our reserve for reimbursement of claims in excess of the statutory interest rate was $578 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Our estimated liability for excess interest refund claims at September 30, 2012 assumes the pace of incoming claims will continue to decelerate, average exposure per claim remains consistent with recent experience, and we continue to see the impact of loss mitigation efforts. Estimating the pace and pattern of decline in incoming claims has a significant effect on the total amount of our liability. While the overall pace of incoming claims continues to decline, it is highly variable and difficult to predict. Holding all other assumptions constant, for example, adverse changes of 20% and 50% in assumed incoming daily claim rate reduction would result in an increase to our reserves of approximately $100 million and $350 million, respectively.

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

GE Money Japan earnings (loss) from discontinued operations, net of taxes, were $(9) million and $2 million in the three months ended September 30, 2012 and 2011, respectively, and $(363) million and $2 million in the nine months ended September 30, 2012 and 2011, respectively.

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

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $4,075 million at September 30, 2012, $705 million at December 31, 2011 and $347 million at December 31, 2010. Pending claims represent those active repurchase claims that identify the specific loans tendered for repurchase and, for each loan, the alleged breach of a representation or warranty. As such, they do not include unspecified repurchase claims, such as claims based upon loan sampling, which WMC believes does not meet the substantive and procedural requirements for tender under the governing agreements. The amounts reported reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Historically, a small percentage of the total loans WMC originated and sold have qualified as “validly tendered,” meaning the loans sold did not satisfy contractual obligations. The volume of claims in the second and third quarters of 2012 reflects increased activity by securitization trustees and certain investors in residential mortgage-backed securities issued in 2006, and, WMC believes, may reflect applicable statutes of limitations considerations.

(11)

Reserves related to WMC were $608 million at September 30, 2012, reflecting an increase to reserves in the third quarter of 2012 of $117 million due to higher pending claims. The amount of these reserves is based upon pending and estimated future loan repurchase requests, WMC’s historical experience on loans validly tendered for repurchase, and WMC’s historical loss rates on loans repurchased.  Adverse changes to assumptions, such as a 10% increase in the estimated loss rate and 50% increases to the estimates of future loan repurchase requests and estimated percentage of loans repurchased would result in an increase to the reserves of approximately $550 million. The reserve reflects judgment, based on currently available information, and a number of assumptions, including economic conditions, claim activity, pending and threatened litigation and indemnification demands, and other activity in the mortgage industry.

WMC is a party to ten lawsuits involving repurchase claims on loans included in eight securitizations in which the adverse parties are securitization trustees, three of which were initiated by WMC. In three of these actions, the trustees assert, on the basis of loan sampling, breach of contract claims on mortgage loans with approximately $950 million in original unpaid principal balance, beyond those included in WMC’s previously discussed pending claims at September 30, 2012. These claims do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. WMC intends to defend itself vigorously. As noted above, WMC believes that these unspecified trustee-initiated claims do not satisfy the substantive and procedural requirements for tender under the governing agreements. As a result, WMC has not included amounts based on loan sampling in its pending claims and holds no related reserve as of September 30, 2012.

It is difficult to develop a meaningful estimate of aggregate possible claims exposure because of uncertainties surrounding economic conditions, the ability and propensity of mortgage holders to present valid claims, governmental actions, mortgage industry activity, as well as pending and threatened litigation and indemnification demands against WMC. WMC has received unspecified indemnification demands from depositors/underwriters of residential mortgage backed securities (RMBS) in connection with lawsuits brought by RMBS investors to which WMC is not a party. WMC believes that it has strong defenses to these demands. Actual losses arising from claims against WMC could exceed the reserve amount if actual claim rates, governmental actions, litigation and indemnification activity, or losses WMC incurs on repurchased loans differ from its assumptions.

WMC revenues (loss) from discontinued operations were $(117) million and $(21) million in the three months ended September 30, 2012 and 2011, respectively, and $(475) million and $(21) million in the nine months ended September 30, 2012 and 2011, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $78 million and $15 million in the three months ended September 30, 2012 and 2011, respectively, and $314 million and $18 million in the nine months ended September 30, 2012 and 2011, respectively.

Other

In the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations. We completed the sale in the third quarter of 2012 for proceeds of $227 million. Consumer Ireland revenues from discontinued operations were $1 million and $4 million in the three months ended September 30, 2012 and 2011, respectively, and $7 million and $12 million in the nine months ended September 30, 2012 and 2011, respectively. Consumer Ireland losses from discontinued operations, net of taxes, were $8 million and $65 million in the three months ended September 30, 2012 and 2011, respectively, and $194 million (including a $121 million loss on disposal) and $109 million in the nine months ended September 30, 2012 and 2011, respectively.

In the second quarter of 2011, we entered into an agreement to sell our Australian Home Lending operations and classified it as discontinued operations. As a result, we recognized an after-tax loss of $148 million in 2011. We completed the sale in the third quarter of 2011 for proceeds of approximately $4,577 million. Australian Home Lending revenues from discontinued operations were $3 million and $33 million in the three months ended September 30, 2012 and 2011, respectively, and $4 million and $248 million in the nine months ended September 30, 2012 and 2011, respectively. Australian Home Lending earnings (loss) from discontinued operations, net of taxes, were $2 million and $15 million in the three months ended September 30, 2012 and 2011, respectively, and $4 million and $(65) million in the nine months ended September 30, 2012 and 2011, respectively.

(12)

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for $692 million. The sale was completed in the second quarter of 2011 and resulted in the recognition of a gain on disposal, net of taxes, of $319 million. Consumer Singapore revenues (loss) from discontinued operations were $(1) million in both the three months ended September 30, 2012 and 2011 and an insignificant amount and $30 million in the nine months ended September 30, 2012 and 2011, respectively. Consumer Singapore earnings from discontinued operations, net of taxes, were $1 million and $7 million in the three months ended September 30, 2012 and 2011, respectively, and $2 million and $333 million in the nine months ended September 30, 2012 and 2011, respectively.

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively, for proceeds of $2,365 million and $1,943 million, respectively. Consumer RV Marine revenues from discontinued operations were an insignificant amount in both the three months ended September 30, 2012 and 2011 and an insignificant amount and $11 million in the nine months ended September 30, 2012 and 2011, respectively. Consumer RV Marine earnings from discontinued operations, net of taxes, were an insignificant amount for both the three months ended September 30, 2012 and 2011 and an insignificant amount and $2 million in the nine months ended September 30, 2012 and 2011, respectively. Consumer Mexico revenues from discontinued operations were $1 million in both the three months ended September 30, 2012 and 2011 and $1 million and $68 million in the nine months ended September 30, 2012 and 2011, respectively. Consumer Mexico earnings (loss) from discontinued operations, net of taxes, were $(4) million and $1 million in the three months ended September 30, 2012 and 2011, respectively, and $(8) million and $34 million in the nine months ended September 30, 2012 and 2011, respectively.

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

	September 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$20,264	$4,242	$(327)	$24,179	$20,748	$3,432	$(410)	$23,770
State and municipal	4,032	579	(120)	4,491	3,027	350	(143)	3,234
Residential mortgage-backed(a)	2,360	205	(141)	2,424	2,711	184	(286)	2,609
Commercial mortgage-backed	2,975	230	(126)	3,079	2,913	162	(247)	2,828
Asset-backed	5,588	68	(111)	5,545	5,102	32	(164)	4,970
Corporate – non-U.S.	2,550	163	(134)	2,579	2,414	126	(207)	2,333
Government – non-U.S.	1,812	149	(4)	1,957	2,488	129	(86)	2,531
U.S. government and
federal agency	3,480	96	–	3,576	3,974	84	–	4,058
Retained interests	27	2	–	29	25	10	–	35
Equity
Available-for-sale	480	110	(17)	573	713	75	(38)	750
Trading	263	–	–	263	241	–	–	241
Total	$43,831	$5,844	$(980)	$48,695	$44,356	$4,584	$(1,581)	$47,359

(a)
Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at September 30, 2012, $1,529 million relates to securities issued by government sponsored entities and $895 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities increased to $48,695 million at September 30, 2012, from $47,359 million at December 31, 2011, primarily due to the impact of lower interest rates and additional purchases in our CLL business of investments collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(13)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses	(a)	fair value	losses	(a)

September 30, 2012
Debt
U.S. corporate	$266	$(11)		$942	$(316)
State and municipal	81	(1)		316	(119)
Residential mortgage-backed	18	–		709	(141)
Commercial mortgage-backed	56	(1)		1,006	(125)
Asset-backed	9	(2)		746	(109)
Corporate – non-U.S.	138	(10)		622	(124)
Government – non-U.S.	142	(1)		94	(3)
U.S. government and federal agency	–	–		–	–
Retained interests	2	–		–	–
Equity	57	(16)		7	(1)
Total	$769	$(42)		$4,442	$(938)

December 31, 2011
Debt
U.S. corporate	$1,435	$(241)		$836	$(169)
State and municipal	87	(1)		307	(142)
Residential mortgage-backed	219	(9)		825	(277)
Commercial mortgage-backed	244	(23)		1,320	(224)
Asset-backed	100	(7)		850	(157)
Corporate – non-U.S.	330	(28)		607	(179)
Government – non-U.S.	906	(5)		203	(81)
U.S. government and federal agency	502	–		–	–
Retained interests	–	–		–	–
Equity	440	(38)		–	–
Total	$4,263	$(352)		$4,948	$(1,229)

(a)	Includes gross unrealized losses at September 30, 2012 of $(137) million related to securities that had other-than-temporary impairments previously recognized.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the nine months ended September 30, 2012 have not changed from those described in Note 3 in our 2011 consolidated financial statements.

During the third quarter of 2012, we recorded pre-tax, other-than-temporary impairments of $25 million, all of which were recorded through earnings. At July 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $410 million. During the third quarter, we recognized no first-time impairments and incremental charges on previously impaired securities of $13 million. These amounts included $39 million related to securities that were subsequently sold.

During the third quarter of 2011, we recorded pre-tax, other-than-temporary impairments of $86 million, of which $68 million was recorded through earnings ($6 million relates to equity securities) and $18 million was recorded in accumulated other comprehensive income (AOCI). At July 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $413 million. During the third quarter of 2011, we recognized first-time impairments of $37 million and incremental charges on previously impaired securities of $23 million. These amounts included $1 million related to securities that were subsequently sold.

(14)

During the nine months ended September 30, 2012, we recorded pre-tax, other-than-temporary impairments of $90 million, of which $89 million was recorded through earnings ($24 million relates to equity securities) and $1 million was recorded in AOCI. At January 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $558 million. During the nine months ended September 30, 2012, we recognized first-time impairments of $10 million and incremental charges on previously impaired securities of $25 million. These amounts included $209 million related to securities that were subsequently sold.

During the nine months ended September 30, 2011, we recorded pre-tax, other-than-temporary impairments of $270 million, of which $186 million was recorded through earnings ($16 million relates to equity securities) and $84 million was recorded in AOCI. At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $332 million. During the nine months ended September 30, 2011, we recognized first-time impairments of $57 million and incremental charges on previously impaired securities of $104 million. These amounts included $22 million related to securities that were subsequently sold.

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized	Estimated
	cost	fair value
Due in
2012	$2,220	$2,245
2013-2016	7,399	7,391
2017-2021	4,752	5,270
2022 and later	17,761	21,870

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Gains	$26	$28	$85	$189
Losses, including impairments	(55)	(70)	(159)	(197)
Net	$(29)	$(42)	$(74)	$(8)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $2,696 million and $3,466 million in the third quarters of 2012 and 2011, respectively, and $9,200 million and $13,438 million in the nine months ended September 30, 2012 and 2011, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains (losses) on trading securities of $1 million and $(29) million in the third quarters of 2012 and 2011, respectively, and $37 million and $26 million in the nine months ended September 30, 2012 and 2011, respectively.

(15)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	September 30,	December 31,
(In millions)	2012	2011

Loans, net of deferred income(a)	$242,729	$256,895
Investment in financing leases, net of deferred income	34,274	38,142
	277,003	295,037
Less allowance for losses	(5,380)	(6,190)
Financing receivables – net(b)	$271,623	$288,847

(a)	Deferred income was $2,221 million and $2,329 million at September 30, 2012 and December 31, 2011, respectively.

(b)
Financing receivables at September 30, 2012 and December 31, 2011 included $845 million and $1,062 million, respectively, of loans that were acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

Financing Receivables – net

	September 30,	December 31,
(In millions)	2012	2011

Commercial
CLL
Americas	$74,488	$80,505
Europe	34,916	36,899
Asia	11,597	11,635
Other	659	436
Total CLL	121,660	129,475

Energy Financial Services	4,989	5,912

GECAS	11,628	11,901

Other	537	1,282
Total Commercial financing receivables	138,814	148,570

Real Estate
Debt	21,225	24,501
Business Properties	5,069	8,248
Total Real Estate financing receivables	26,294	32,749

Consumer
Non-U.S. residential mortgages	33,855	35,550
Non-U.S. installment and revolving credit	18,504	18,544
U.S. installment and revolving credit	46,939	46,689
Non-U.S. auto	4,601	5,691
Other	7,996	7,244
Total Consumer financing receivables	111,895	113,718

Total financing receivables	277,003	295,037

Less allowance for losses	(5,380)	(6,190)
Total financing receivables – net	$271,623	$288,847

(16)

Allowance for Losses on Financing Receivables

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				September 30,
(In millions)	2012	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2012

Commercial
CLL
Americas	$889	$67	$(43)		$(423)		$77		$567
Europe	400	271	(3)		(142)		48		574
Asia	157	13	(1)		(117)		20		72
Other	4	9	(1)		(10)		–		2
Total CLL	1,450	360	(48)		(692)		145		1,215

Energy Financial Services	26	8	–		(24)		3		13

GECAS	17	7	(1)		(11)		–		12

Other	37	3	(19)		(13)		1		9
Total Commercial	1,530	378	(68)		(740)		149		1,249

Real Estate
Debt	949	60	1		(384)		5		631
Business Properties	140	41	(8)		(71)		3		105
Total Real Estate	1,089	101	(7)		(455)		8		736

Consumer
Non-U.S. residential
mortgages	546	66	5		(213)		63		467
Non-U.S. installment
and revolving credit	717	270	22		(798)		443		654
U.S. installment and
revolving credit	2,008	1,807	(18)		(2,140)		373		2,030
Non-U.S. auto	101	18	(7)		(110)		71		73
Other	199	88	15		(193)		62		171
Total Consumer	3,571	2,249	17		(3,454)		1,012		3,395
Total	$6,190	$2,728	$(58)		$(4,649)		$1,169		$5,380

(a)	Other primarily included transfers to held for sale and the effects of currency exchange.

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

(17)

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				September 30,
(In millions)	2011	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2011

Commercial
CLL
Americas	$1,288	$250	$(79)		$(544)		$80		$995
Europe	429	126	17		(218)		49		403
Asia	222	81	16		(194)		25		150
Other	6	3	(4)		–		–		5
Total CLL	1,945	460	(50)		(956)		154		1,553

Energy Financial Services	22	10	–		(4)		8		36

GECAS	20	(4)	–		(2)		–		14

Other	58	13	–		(31)		3		43
Total Commercial	2,045	479	(50)		(993)		165		1,646

Real Estate
Debt	1,292	155	13		(494)		12		978
Business Properties	196	70	–		(107)		4		163
Total Real Estate	1,488	225	13		(601)		16		1,141

Consumer
Non-U.S. residential
mortgages	689	56	8		(169)		38		622
Non-U.S. installment
and revolving credit	937	413	16		(980)		430		816
U.S. installment and
revolving credit	2,333	1,587	(1)		(2,365)		399		1,953
Non-U.S. auto	168	26	7		(176)		98		123
Other	259	107	(6)		(215)		66		211
Total Consumer	4,386	2,189	24		(3,905)		1,031		3,725
Total	$7,919	$2,893	$(13)		$(5,499)		$1,212		$6,512

(a)	Other primarily included transfers to held for sale and the effects of currency exchange.

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

See Note 12 for supplemental information about the credit quality of financing receivables and allowance for losses on financing receivables.

(18)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

	September 30,	December 31,
(In millions)	2012	2011

Goodwill	$27,338	$27,230

Other intangible assets - net
Intangible assets subject to amortization	$1,361	$1,546

Changes in goodwill balances follow.

			Dispositions,
	Balance at		currency	Balance at
	January 1,		exchange	September 30,
(In millions)	2012	Acquisitions	and other	2012

CLL	$13,745	$–	$30	$13,775
Consumer	10,775	–	118	10,893
Real Estate	1,001	–	(40)	961
Energy Financial Services	1,562	–	–	1,562
GECAS	147	–	–	147
Total	$27,230	$–	$108	$27,338

Goodwill balances increased $108 million during the nine months ended September 30, 2012, primarily as a result of currency exchange effects of a weaker U.S. dollar ($173 million). Our reporting units and related goodwill balances are CLL ($13,775 million), Consumer ($10,893 million), Real Estate ($961 million), Energy Financial Services ($1,562 million) and GECAS ($147 million) at September 30, 2012.

We test goodwill for impairment annually in the third quarter of each year using data as of July 1 of that year. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill. In performing the valuations, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. Discount rates used in our reporting unit valuations ranged from 11.0% to 12.75%. For further information on the process we use to determine fair values for our reporting units, see Note 6 in our 2011 consolidated financial statements.

During the third quarter of 2012, we performed our annual impairment test of goodwill for all of our reporting units. Based on the results of our step one testing, the fair values of each of the CLL, Consumer, Energy Financial Services and GECAS reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

Our Real Estate reporting unit had a goodwill balance of $970 million at June 30, 2012. As of July 1, 2012, the carrying amount exceeded the estimated fair value of our Real Estate reporting unit by approximately $1.8 billion. The estimated fair value of the Real Estate reporting unit is based on a number of assumptions about future business performance and investment, including loss estimates for the existing finance receivable and investment portfolio, new debt origination volume and margins, and stabilization of the real estate market allowing for sales of real estate investments at normalized margins. Our assumed discount rate was 11% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. Given the volatility and uncertainty in the current commercial real estate environment, there is uncertainty about a number of assumptions upon which the estimated fair value is based. Different loss estimates for the existing portfolio, changes in the new debt origination volume and margin assumptions, changes in the expected pace of the commercial real estate market recovery, or changes in the equity return expectation of market participants may result in changes in the estimated fair value of the Real Estate reporting unit.

(19)

Based on the results of the step one testing, we performed the second step of the impairment test described above as of July 1, 2012. Based on the results of the second step analysis for the Real Estate reporting unit, the estimated implied fair value of goodwill exceeded the carrying value of goodwill by approximately $1.7 billion. Accordingly, no goodwill impairment was required. In the second step, unrealized losses are reflected in the fair values of an entity's assets and have the effect of reducing or eliminating the potential goodwill impairment identified in step one. The results of the second step analysis were attributable to several factors. The primary drivers were the excess of the carrying value over the estimated fair value of our Real Estate Equity Investments, which approximated $2.6 billion at that time, and the fair value premium on the Real Estate reporting unit allocated debt. The results of the second step analysis are highly sensitive to these measurements, as well as the key assumptions used in determining the estimated fair value of the Real Estate reporting unit.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible Assets Subject to Amortization

	September 30, 2012			December 31, 2011
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,204	$(786)	$418	$1,186	$(697)	$489
Patents, licenses and
trademarks	235	(202)	33	250	(208)	42
Capitalized software	2,167	(1,722)	445	2,048	(1,597)	451
Lease valuations	1,315	(881)	434	1,470	(944)	526
Present value of
future profits (a)	524	(524)	–	491	(491)	–
All other	283	(252)	31	327	(289)	38
Total	$5,728	$(4,367)	$1,361	$5,772	$(4,226)	$1,546

(a)
Balances at September 30, 2012 and December 31, 2011 reflect adjustments of $359 million and $391 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

Amortization related to intangible assets subject to amortization was $110 million and $147 million in the three months ended September 30, 2012 and 2011, respectively, and $344 million and $436 million in the nine months ended September 30, 2012 and 2011, respectively, and is recorded in the caption “Operating and administrative” on the Statement of Earnings.

(20)

6. BORROWINGS AND BANK DEPOSITS

(In millions)	September 30,	December 31,
	2012	2011
Short-term borrowings
Commercial paper
U.S.	$33,196	$33,591
Non-U.S.	9,861	10,569
Current portion of long-term borrowings(a)(b)(c)(e)	61,071	82,650
GE Interest Plus notes(d)	8,301	8,474
Other(c)	1,158	1,049
Total short-term borrowings	$113,587	$136,333

Long-term borrowings
Senior unsecured notes(b)	$207,852	$210,154
Subordinated notes(e)	4,979	4,862
Subordinated debentures(f)(g)	7,239	7,215
Other(c)(h)	10,332	12,160
Total long-term borrowings	$230,402	$234,391

Non-recourse borrowings of consolidated securitization entities(i)	$31,171	$29,258

Bank deposits(j)	$45,196	$43,115

Total borrowings and bank deposits	$420,356	$443,097

(a)
GECC had issued and outstanding $12,550 million and $35,040 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at September 30, 2012 and December 31, 2011, respectively.

(b)
Included in total long-term borrowings were $817 million and $1,845 million of obligations to holders of guaranteed investment contracts at September 30, 2012 and December 31, 2011, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA–/Aa3 or the short-term credit ratings fall below A–1+/P–1. On April 3, 2012, following the Moody’s downgrade of GECC’s long-term credit ratings to A1, $1,120 million of these GICs became redeemable by the holders. During the second and third quarters of 2012, holders of $386 million in principal amount of GICs redeemed their holdings and GECC made related cash payments. The remaining outstanding GICs will continue to be subject to the existing terms and maturities of their respective contracts. Following the redemption period, if the long-term credit ratings of GECC were to fall below AA-/A2, GECC could be required to provide up to $731 million as of September 30, 2012 to repay holders of certain GICs.

(c)
Included $8,061 million and $8,538 million of funding secured by real estate, aircraft and other collateral at September 30, 2012 and December 31, 2011, respectively, of which $3,260 million and $2,983 million is non-recourse to GECC at September 30, 2012 and December 31, 2011, respectively.

(d)	Entirely variable denomination floating-rate demand notes.

(e)
Included $300 million and $417 million of subordinated notes guaranteed by GE at September 30, 2012 and December 31, 2011, respectively, of which $117 million was included in current portion of long-term borrowings at December 31, 2011.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)
Includes $2,865 million of subordinated debentures, which constitute the sole assets of wholly-owned trusts who have issued trust preferred securities. Obligations associated with these trusts are unconditionally guaranteed by GECC.

(h)
Included $1,942 million and $1,955 million of covered bonds at September 30, 2012 and December 31, 2011, respectively. If the short-term credit rating of GECC were reduced below A–1/P–1, GECC would be required to partially cash collateralize these bonds in an amount up to $711 million at September 30, 2012.

(i)
Included at September 30, 2012 and December 31, 2011, were $8,514 million and $10,714 million of current portion of long-term borrowings, respectively, and $22,657 million and $18,544 million of long-term borrowings, respectively. See Note 13.

(j)
Included $16,030 million and $16,281 million of deposits in non-U.S. banks at September 30, 2012 and December 31, 2011, respectively, and $18,538 million and $17,201 million of certificates of deposits with maturities greater than one year at September 30, 2012 and December 31, 2011, respectively.

(21)

7. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

	September 30,	December 31,
(In millions)	2012	2011

Unrecognized tax benefits	$3,211	$2,932
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,469	2,209
Accrued interest on unrecognized tax benefits	602	579
Accrued penalties on unrecognized tax benefits	79	65
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-400	0-600
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-350	0-150

(a)	Some portion of such reduction may be reported as discontinued operations.

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

8. SHAREOWNERS’ EQUITY

A summary of changes to noncontrolling interests follows.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Beginning balance	$759	$1,201	$690	$1,164
Net earnings	20	38	46	89
Dividends	(12)	(4)	(17)	(17)
AOCI and other	(56)	(30)	(8)	(31)
Ending balance	$711	$1,205	$711	$1,205

During the third quarter of 2012, we issued 17,500 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $1,733 million. The preferred shares bear an initial fixed interest rate of 6.25% through December 15, 2022, bear a floating rate equal to three-month LIBOR plus 4.704% thereafter and are callable on December 15, 2022. During the second quarter of 2012, we issued 22,500 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $2,227 million.  The preferred shares bear an initial fixed interest rate of 7.125% through June 12, 2022, bear a floating rate equal to three-month LIBOR plus 5.296% thereafter and are callable on June 15, 2022. Dividends on the preferred stock are payable semi-annually beginning in December 2012.

During the third quarter of 2012, we paid a dividend of $471 million and a special dividend of $1,975 million to GE In the nine months ended September 30, 2012, we paid dividends of $946 million and special dividends of $4,500 million to GE.

(22)

9. REVENUES FROM SERVICES

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Interest on loans	$4,708	$5,038	$14,328	$15,195
Equipment leased to others	2,625	2,855	8,020	8,529
Fees	1,173	1,227	3,493	3,531
Investment income	636	583	1,971	2,004
Financing leases	392	554	1,455	1,837
Associated companies(a)(b)	451	389	1,146	1,997
Premiums earned by insurance activities	433	465	1,294	1,437
Real estate investments	464	379	1,202	1,211
Other items	453	493	1,270	1,634
Total	$11,335	$11,983	$34,179	$37,375

(a)
During the first quarter of 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million. As of September 30, 2012, we hold a 1% equity interest, which is classified as an available-for-sale security.

(b)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at September 30, 2012 and December 31, 2011 of $113,336 million and $104,554 million, respectively. Assets were primarily financing receivables of $61,946 million and $57,477 million at September 30, 2012 and December 31, 2011, respectively. Total liabilities were $80,802 million and $77,208 million, consisted primarily of bank deposits of $24,957 million and $20,980 million at September 30, 2012 and December 31, 2011, respectively, and debt of $43,783 million and $46,170 million at September 30, 2012 and December 31, 2011, respectively. Revenues in the third quarters of 2012 and 2011 totaled $4,324 million and $4,389 million, respectively, and net earnings in the third quarters of 2012 and 2011 totaled $954 million and $607 million, respectively. Revenues for the nine months ended September 30, 2012 and 2011 totaled $13,515 million and $12,056 million, respectively, and net earnings for the nine months ended September 30, 2012 and 2011 totaled $2,255 and $1,695 million, respectively.

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
September 30, 2012
Assets
Investment securities
Debt
U.S. corporate	$–		$20,601		$3,578	$–		$24,179
State and municipal	–		4,338		153	–		4,491
Residential mortgage-backed	–		2,390		34	–		2,424
Commercial mortgage-backed	–		3,073		6	–		3,079
Asset-backed(c)	–		726		4,819	–		5,545
Corporate - non-U.S.	70		1,214		1,295	–		2,579
Government - non-U.S.	895		1,021		41	–		1,957
U.S. government and federal agency	–		3,309		267	–		3,576
Retained interests	–		–		29	–		29
Equity
Available-for-sale	547		15		11	–		573
Trading	263		–		–	–		263
Derivatives(d)	–		11,876		155	(7,133)		4,898
Other(e)	–		–		416	–		416
Total	$1,775		$48,563		$10,804	$(7,133)		$54,009

Liabilities
Derivatives	$–		$4,491		$14	$(3,883)		$622
Other	–		24		–	–		24
Total	$–		$4,515		$14	$(3,883)		$646

December 31, 2011
Assets
Investment securities
Debt
U.S. corporate	$–		$20,535		$3,235	$–		$23,770
State and municipal	–		3,157		77	–		3,234
Residential mortgage-backed	–		2,568		41	–		2,609
Commercial mortgage-backed	–		2,824		4	–		2,828
Asset-backed(c)	–		930		4,040	–		4,970
Corporate - non-U.S.	71		1,058		1,204	–		2,333
Government - non-U.S.	1,003		1,444		84	–		2,531
U.S. government and federal agency	–		3,805		253	–		4,058
Retained interests	–		–		35	–		35
Equity
Available-for-sale	715		18		17	–		750
Trading	241		–		–	–		241
Derivatives(d)	–		14,830		160	(5,319)		9,671
Other(e)	–		–		388	–		388
Total	$2,030		$51,169		$9,538	$(5,319)		$57,418

Liabilities
Derivatives	$–		$4,503		$20	$(4,025)		$498
Other	–		25		–	–		25
Total	$–		$4,528		$20	$(4,025)		$523

(a)	There were no securities transferred between Level 1 and Level 2 during the nine months ended September 30, 2012.

(b)	The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists and when collateral is posted to us.

(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(d)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a loss of $21 million and $11 million at September 30, 2012 and December 31, 2011, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(24)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three and nine months ended September 30, 2012 and 2011, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Three Months Ended September 30, 2012

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	July 1,	included in		comprehensive				into		out of		September 30,	September 30,
	2012	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,372	$10		$32	$70	$(34)	$(16)	$144		$–		$3,578	$–
State and municipal	81	–		8	12	–	(1)	78		(25)		153	–
Residential
mortgage-backed	97	–		(2)	1	–	–	5		(67)		34	–
Commercial
mortgage-backed	–	–		–	–	–	–	6		–		6	–
Asset-backed	4,304	(3)		90	483	(58)	5	4		(6)		4,819	–
Corporate – non-U.S.	1,363	(7)		20	18	(30)	(59)	–		(10)		1,295	–
Government
– non-U.S.	51	–		2	–	–	(12)	–		–		41	–
U.S. government and
federal agency	261	–		6	–	–	–	–		–		267	–
Retained interests	31	1		–	3	(3)	(3)	–		–		29	–
Equity
Available-for-sale	14	–		–	–	–	(1)	1		(3)		11	–
Derivatives(d)(e)	136	15		–	(8)	3	(1)	–		–		145	9
Other	409	(1)		9	54	(55)	–	–		–		416	(1)
Total	$10,119	$15		$165	$633	$(177)	$(88)	$238		$(111)		$10,794	$8

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $4 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(25)

Changes in Level 3 Instruments for the Three Months Ended September 30, 2011

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	July 1,	included in		comprehensive				into		out of		September 30,	September 30,
	2011	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$3,096	$(22)		$(32)	$530	$(25)	$2	$120		$(2)		$3,667	$–
State and municipal	209	–		4	–	–	(4)	–		(120)		89	–
Residential
mortgage-backed	45	–		(1)	–	–	–	–		–		44	–
Commercial
mortgage-backed	7	–		1	–	–	–	–		–		8	–
Asset-backed	3,132	–		(65)	269	(14)	–	–		(417)		2,905	–
Corporate – non-U.S.	1,537	1		(55)	–	(26)	(14)	–		(4)		1,439	–
Government
– non-U.S.	274	(1)		(22)	14	–	(13)	–		(140)		112	–
U.S. government and
federal agency	224	–		32	–	–	–	–		–		256	–
Retained interests	45	(1)		(6)	1	(1)	(1)	–		–		37	–
Equity
Available-for-sale	22	–		(1)	–	–	–	3		–		24	–
Derivatives(d)(e)	111	31		–	(3)	–	(5)	–		–		134	35
Other	595	(1)		(14)	25	(95)	(1)	–		–		509	(1)
Total	$9,297	$7		$(159)	$836	$(161)	$(36)	$123		$(683)		$9,224	$34

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $3 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(26)

Changes in Level 3 Instruments for the Nine Months Ended September 30, 2012

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		September 30,	September 30,
	2012	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,235	$69		$(2)	$202	$(105)	$(63)	$260		$(18)		$3,578	$–
State and municipal	77	–		11	13	–	(1)	78		(25)		153	–
Residential
mortgage-backed	41	(3)		1	1	–	(3)	74		(77)		34	–
Commercial
mortgage-backed	4	–		–	–	(1)	–	6		(3)		6	–
Asset-backed	4,040	–		43	881	(164)	5	20		(6)		4,819	–
Corporate – non-U.S.	1,204	(19)		17	334	(30)	(137)	23		(97)		1,295	–
Government
– non-U.S.	84	(34)		37	65	(72)	(39)	–		–		41	–
U.S. government and
federal agency	253	–		14	–	–	–	–		–		267	–
Retained interests	35	1		(8)	12	(6)	(5)	–		–		29	–
Equity
Available-for-sale	17	–		(2)	3	(4)	(1)	1		(3)		11	–
Derivatives(d)(e)	141	11		(1)	12	–	(14)	–		(4)		145	9
Other	388	3		(4)	88	(59)	–	–		–		416	1
Total	$9,519	$28		$106	$1,611	$(441)	$(258)	$462		$(233)		$10,794	$10

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $4 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(27)

Changes in Level 3 Instruments for the Nine Months Ended September 30, 2011

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		September 30,	September 30,
	2011	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$3,198	$79		$(52)	$605	$(180)	$(101)	$120		$(2)		$3,667	$–
State and municipal	225	–		(1)	4	–	(8)	–		(131)		89	–
Residential
mortgage-backed	66	–		–	2	(4)	(1)	71		(90)		44	–
Commercial
mortgage-backed	49	–		2	6	–	–	3		(52)		8	–
Asset-backed	2,540	–		(10)	1,049	(166)	(11)	1		(498)		2,905	–
Corporate – non-U.S.	1,486	(27)		27	12	(54)	(74)	73		(4)		1,439	–
Government
– non-U.S.	156	(17)		(8)	27	–	(13)	107		(140)		112	–
U.S. government and
federal agency	210	–		46	–	–	–	–		–		256	–
Retained interests	39	(19)		24	1	(4)	(4)	–		–		37	–
Equity
Available-for-sale	24	–		(1)	–	–	–	4		(3)		24	–
Derivatives(d)(e)	227	86		4	2	–	(191)	–		6		134	67
Other	450	2		14	144	(95)	(6)	–		–		509	–
Total	$8,670	$104		$45	$1,852	$(503)	$(409)	$379		$(914)		$9,224	$67

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

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

(28)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at September 30, 2012 and December 31, 2011. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during		Remeasured during
	the nine months ended		the year ended
	September 30, 2012		December 31, 2011
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$482	$3,798	$158	$5,159
Cost and equity method investments(a)	4	336	–	402
Long-lived assets, including real estate	483	1,484	1,343	3,254
Total	$969	$5,618	$1,501	$8,815

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $82 million and $123 million at September 30, 2012 and December 31, 2011, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Financing receivables and loans held for sale	$(225)	$(254)	$(411)	$(716)
Cost and equity method investments(a)	(50)	(84)	(105)	(254)
Long-lived assets, including real estate(b)	(271)	(367)	(473)	(1,262)
Total	$(546)	$(705)	$(989)	$(2,232)

(a)
Includes fair value adjustments associated with private equity and real estate funds of $(1) million and $(3) million in the three months ended September 30, 2012 and 2011, respectively, and $(3) million and $(16) million in the nine months ended September 30, 2012 and 2011, respectively.

(b)
Includes impairments related to real estate equity properties and investments recorded in operating and administrative expenses of $71 million and $223 million in the three months ended September 30, 2012 and 2011, respectively, and $126 million and $999 million in the nine months ended September 30, 2012 and 2011, respectively.

(29)

Level 3 Measurements

The following table presents information relating to the significant unobservable inputs of our Level 3 recurring and non-recurring measurements.

	Fair value at				Range
	September 30,	Valuation	Unobservable		(weighted
(Dollars in millions)	2012	technique	inputs		average)

Recurring fair value measurements

Investment securities

Debt

U.S. corporate	$1,579	Income approach	Discount rate	(a)	1.6%-28.8% (10.8%)

Asset-backed	4,773	Income approach	Discount rate	(a)	1.3%-13.3% (3.5%)

Corporate Non-U.S.	922	Income approach	Discount rate	(a)	0.2%-29.7% (12.2%)

Other financial assets	398	Market comparables	Weighted average		9.2%-10.9% (9.3%)
			cost of capital
Non-recurring fair value measurements

Financing receivables and loans held for sale	$2,382	Income approach	Capitalization rate	(b)	5.4%-27.9% (8.4%)

	225	Business enterprise	EBITDA multiple		4.0X-6.9X (4.6X)
		value

Cost and equity method investments	99	Income approach	Capitalization rate	(b)	8.6%-12.8% (9.2%)

Long-lived assets, including real estate	764	Income approach	Capitalization rate	(b)	4.8%-14.6% (8.2%)

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

Other Level 3 recurring fair value measurements of $2,900 million and non-recurring measurements of $1,862 million are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 1 in our 2011 consolidated financial statements. Other recurring fair value measurements of $218 million and non-recurring fair value measurements of $286 million were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

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

	September 30, 2012			December 31, 2011
		Assets (liabilities)			Assets (liabilities)
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
(In millions)	amount	amount (net)	fair value	amount	amount (net)	fair value
Assets
Loans	(a)	$237,565	$239,198	(a)	$250,999	$251,433
Other commercial mortgages	(a)	1,616	1,692	(a)	1,494	1,537
Loans held for sale	(a)	494	501	(a)	496	497
Other financial instruments(c)	(a)	2,001	2,450	(a)	2,071	2,534
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(420,356)	(436,189)	(a)	(443,097)	(449,403)
Investment contract benefits	(a)	(3,356)	(4,208)	(a)	(3,493)	(4,240)
Guaranteed investment contracts	(a)	(1,695)	(1,730)	(a)	(4,226)	(4,266)
Insurance - credit life(e)	$2,178	(114)	(97)	$1,944	(106)	(88)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 6.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2012 and December 31, 2011 would have been reduced by $8,357 million and $9,051 million, respectively.

(e)	Net of reinsurance of $2,000 million at both September 30, 2012 and December 31, 2011.

Loan Commitments

	Notional amount at
	September 30,	December 31,
(In millions)	2012	2011

Ordinary course of business lending commitments(a)	$3,205	$3,756
Unused revolving credit lines(b)
Commercial(c)	16,912	18,757
Consumer - principally credit cards	268,759	257,646

(a)	Excluded investment commitments of $2,007 million and $2,064 million as of September 30, 2012 and December 31, 2011, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $13,540 million and $12,354 million as of September 30, 2012 and December 31, 2011, respectively.

(c)
Included commitments of $12,283 million and $14,057 million as of September 30, 2012 and December 31, 2011, respectively, associated with secured financing arrangements that could have increased to a maximum of $14,378 million and $17,344 million at September 30, 2012 and December 31, 2011, respectively, based on asset volume under the arrangement.

(31)

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $293,000 million, approximately 98% or $287,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	September 30, 2012		December 31, 2011
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$8,967	$768	$9,445	$1,049
Currency exchange contracts	805	3,069	3,720	2,239
Other contracts	–	–	–	–
	9,772	3,837	13,165	3,288

Derivatives not accounted for as hedges
Interest rate contracts	364	195	314	241
Currency exchange contracts	1,830	454	1,440	972
Other contracts	65	19	71	22
	2,259	668	1,825	1,235

Netting adjustments(a)	(3,194)	(3,173)	(3,009)	(2,998)

Cash collateral(b)(c)	(3,939)	(710)	(2,310)	(1,027)

Total	$4,898	$622	$9,671	$498

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At September 30, 2012 and December 31, 2011, the cumulative adjustment for non-performance risk was a loss of $(21) million and $(11) million, respectively.

(b)
Excludes excess cash collateral received of $69 million and $579 million at September 30, 2012 and December 31, 2011, respectively. Excludes excess cash collateral posted of $13 million at September 30, 2012.

(c)
Excludes securities pledged to us as collateral of $5,953 million and $10,346 million at September 30, 2012 and December 31, 2011, respectively, which includes excess securities collateral of $327 million at September 30, 2012.

(32)

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest along with offsetting adjustments to the carrying amount of the hedged debt. The following tables provide information about the earnings effects of our fair value hedging relationships for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three months ended September 30,
	2012		2011
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$441	$(552)	$5,708	$(5,829)
Currency exchange contracts	8	(10)	64	(74)

Fair value hedges resulted in $(113) million and $(131) million of ineffectiveness in the three months ended September 30, 2012 and 2011, respectively. In both the three months ended September 30, 2012 and 2011, there were insignificant amounts excluded from the assessment of effectiveness.

	Nine months ended September 30,
	2012		2011
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$1,226	$(1,514)	$5,318	$(5,634)
Currency exchange contracts	(204)	192	103	(121)

Fair value hedges resulted in $(300) million and $(334) million of ineffectiveness in the nine months ended September 30, 2012 and 2011, respectively. In both the nine months ended September 30, 2012 and 2011, there were insignificant amounts excluded from the assessment of effectiveness.

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

(33)

The following tables provide information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest, when reclassified out of AOCI, for the three and nine months ended September 30, 2012 and 2011, respectively.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended September 30,		for the three months ended September 30,
	2012	2011	2012	2011
(In millions)

Cash flow hedges
Interest rate contracts	$(68)	$(170)	$(116)	$(180)
Currency exchange contracts	322	(583)	253	(569)
Commodity contracts	–	–	–	–
Total	$254	$(753)	$137	$(749)

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the nine months ended September 30,		for the nine months ended September 30,
	2012	2011	2012	2011
(In millions)

Cash flow hedges
Interest rate contracts	$(147)	$(287)	$(380)	$(656)
Currency exchange contracts	(25)	79	(83)	295
Commodity contracts	–	–	–	–
Total	$(172)	$(208)	$(463)	$(361)

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $1,062 million loss at September 30, 2012. We expect to transfer $459 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In the three and nine months ended September 30, 2012 and 2011, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2012 and 2011, the maximum term of derivative instruments that hedge forecasted transactions was 20 years and 21 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in revenues from services and totaled $1 million and $56 million in the three months ended September 30, 2012 and 2011, respectively, and $4 million and $68 million in the nine months ended September 30, 2012 and 2011, respectively.

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

(34)

The following tables provide information about the amounts recorded in AOCI for the three and nine months ended September 30, 2012 and 2011, respectively, as well as the gain (loss) recorded in revenues from services when reclassified out of AOCI.

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	three months ended September 30,		three months ended September 30,
(In millions)	2012	2011	2012	2011

Net investment hedges
Currency exchange contracts	$(2,939)	$1,948	$39	$(15)

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	nine months ended September 30,		nine months ended September 30,
(In millions)	2012	2011	2012	2011

Net investment hedges
Currency exchange contracts	$(2,588)	$(1,458)	$27	$(713)

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(183) million and $(386) million in the three months ended September 30, 2012 and 2011, respectively, and $(663) million and $(1,041) million in the nine months ended September 30, 2012 and 2011, respectively, and are recorded in interest.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the nine months ended September 30, 2012 on derivatives not designated as hedges were $(644) million composed of amounts related to interest rate contracts of $(211) million, currency exchange contracts of $(428) million, and other derivatives of $(5) million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains for the nine months ended September 30, 2011 on derivatives not designated as hedges were $66 million composed of amounts related to interest rate contracts of $32 million, currency exchange contracts of $9 million, and other derivatives of $25 million. These gains more than offset the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At September 30, 2012, our exposure to counterparties, including interest due, and net of collateral we hold, was $298 million. The fair value of such collateral was $9,565 million, of which $3,939 million was cash and $5,626 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $710 million at September 30, 2012.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability subject to these provisions, after consideration of collateral posted by us and outstanding interest payments, was $538 million at September 30, 2012.

(35)

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

COMMERCIAL

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

	Financing receivables
	September 30,	December 31,
(In millions)	2012	2011

CLL
Americas	$74,488	$80,505
Europe	34,916	36,899
Asia	11,597	11,635
Other	659	436
Total CLL	121,660	129,475

Energy Financial Services	4,989	5,912

GECAS	11,628	11,901

Other	537	1,282

Total Commercial financing receivables, before allowance for losses	$138,814	$148,570

Non-impaired financing receivables	$132,900	$142,908
General reserves	569	718

Impaired loans	5,914	5,662
Specific reserves	680	812

(36)

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

	September 30, 2012		December 31, 2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.1%	0.6%	1.3%	0.8%
Europe	4.4	2.6	3.8	2.1
Asia	0.9	0.7	1.3	1.0
Other	–	–	2.0	0.1
Total CLL	2.0	1.2	2.0	1.2

Energy Financial Services	–	–	0.3	0.3

GECAS	0.1	–	–	–

Other	3.0	3.0	3.7	3.5

Total	1.8	1.1	1.8	1.1

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $5,124 million and $4,718 million of nonaccrual financing receivables at September 30, 2012 and December 31, 2011, respectively, $3,392 million and $1,227 million, respectively, are currently paying in accordance with their contractual terms.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	September 30,	December 31,	September 30,	December 31,
(Dollars in millions)	2012	2011	2012	2011

CLL
Americas	$2,339	$2,417	$1,600	$1,862
Europe	2,011	1,599	1,533	1,167
Asia	333	428	206	269
Other	53	68	53	11
Total CLL	4,736	4,512	3,392	3,309

Energy Financial Services	51	22	2	22

GECAS	304	69	50	55

Other	33	115	16	65
Total	$5,124	$4,718	$3,460	$3,451

Allowance for losses percentage	24.4%	32.4%	36.1%	44.3%

(37)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment in
(In millions)	in loans	balance	loans	in loans	balance	allowance	loans

September 30, 2012

CLL
Americas	$2,702	$2,972	$2,547	$902	$1,145	$246	$1,095
Europe	1,087	1,676	979	913	1,282	406	845
Asia	52	55	62	126	152	19	140
Other	44	56	53	9	13	2	7
Total CLL	3,885	4,759	3,641	1,950	2,592	673	2,087
Energy Financial Services	2	2	3	–	–	–	9
GECAS	41	41	21	3	3	–	6
Other	13	20	28	20	20	7	48
Total	$3,941	$4,822	$3,693	$1,973	$2,615	$680	$2,150

December 31, 2011

CLL
Americas	$2,136	$2,219	$2,128	$1,367	$1,415	$425	$1,468
Europe	936	1,060	1,001	730	717	263	602
Asia	85	83	94	156	128	84	214
Other	54	58	13	11	11	2	5
Total CLL	3,211	3,420	3,236	2,264	2,271	774	2,289
Energy Financial Services	4	4	20	18	18	9	87
GECAS	28	28	59	–	–	–	11
Other	62	63	67	75	75	29	97
Total	$3,305	$3,515	$3,382	$2,357	$2,364	$812	$2,484

We recognized $181 million, $193 million and $131 million of interest income, including $70 million, $59 million and $43 million on a cash basis, for the nine months ended September 30, 2012, the year ended December 31, 2011 and the nine months ended September 30, 2011, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the nine months ended September 30, 2012 and the year ended December 31, 2011 was $5,843 million and $5,866 million, respectively.

Impaired loans classified as TDRs in our CLL business were $4,248 million and $3,642 million at September 30, 2012 and December 31, 2011, respectively, and were primarily attributable to CLL Americas ($2,991 million and $2,746 million, respectively). For the nine months ended September 30, 2012, we modified $2,281 million of loans classified as TDRs, primarily in CLL Americas ($1,453 million) and CLL EMEA ($668 million). Changes to these loans primarily included debt to equity exchange, extensions, interest only payment periods and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $2,736 million of modifications classified as TDRs in the last twelve months, $157 million have subsequently experienced a payment default in the last nine months.

(38)

Credit Quality Indicators

Substantially all of our Commercial financing receivables portfolio is secured lending and we assess the overall quality of the portfolio based on the potential risk of loss measure. The metric incorporates both the borrower’s credit quality along with any related collateral protection.

Our internal risk ratings process is an important source of information in determining our allowance for losses and represents a comprehensive, statistically validated approach to evaluate risk in our financing receivables portfolios. In deriving our internal risk ratings, we stratify our Commercial portfolios into twenty-one categories of default risk and/or six categories of loss given default to group into three categories: A, B and C. Our process starts by developing an internal risk rating for our borrowers, which are based upon our proprietary models using data derived from borrower financial statements, agency ratings, payment history information, equity prices and other commercial borrower characteristics. We then evaluate the potential risk of loss for the specific lending transaction in the event of borrower default, which takes into account such factors as applicable collateral value, historical loss and recovery rates for similar transactions, and our collection capabilities. Our internal risk ratings process and the models we use are subject to regular monitoring and validation controls. The frequency of rating updates is set by our credit risk policy, which requires annual Risk Committee approval. The models are updated on a regular basis and statistically validated annually, or more frequently as circumstances warrant.

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

(39)

	Secured
(In millions)	A	B	C	Total

September 30, 2012

CLL
Americas	$69,945	$1,727	$2,816	$74,488
Europe	31,486	1,046	1,359	33,891
Asia	10,884	111	412	11,407
Other	197	44	68	309
Total CLL	112,512	2,928	4,655	120,095

Energy Financial Services	4,771	47	49	4,867

GECAS	11,441	176	11	11,628

Other	537	–	–	537
Total	$129,261	$3,151	$4,715	$137,127

December 31, 2011

CLL
Americas	$73,103	$2,816	$4,586	$80,505
Europe	33,481	1,080	1,002	35,563
Asia	10,644	116	685	11,445
Other	345	–	91	436
Total CLL	117,573	4,012	6,364	127,949

Energy Financial Services	5,727	24	18	5,769

GECAS	10,881	970	50	11,901

Other	1,282	–	–	1,282
Total	$135,463	$5,006	$6,432	$146,901

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At September 30, 2012 and December 31, 2011, these financing receivables included $533 million and $325 million rated A, $648 million and $748 million rated B, and $506 million and $596 million rated C, respectively.

(40)

REAL ESTATE

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

	Financing receivables
	September 30,	December 31,
(In millions)	2012	2011

Debt	$21,225	$24,501
Business Properties	5,069	8,248

Total Real Estate financing receivables, before allowance for losses	$26,294	$32,749

Non-impaired financing receivables	$18,817	$24,002
General reserves	178	267

Impaired loans	7,477	8,747
Specific reserves	558	822

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

	September 30, 2012		December 31, 2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Debt	2.4%	2.3%	2.4%	2.3%
Business Properties	4.7	4.5	3.9	3.0
Total	2.8	2.8	2.8	2.5

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $5,633 million and $6,949 million of nonaccrual financing receivables at September 30, 2012 and December 31, 2011, respectively, $4,911 million and $6,061 million, respectively, are currently paying in accordance with their contractual terms.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	September 30,	December 31,	September 30,	December 31,
(Dollars in millions)	2012	2011	2012	2011

Debt	$5,141	$6,351	$454	$541
Business Properties	492	598	228	249
Total	$5,633	$6,949	$682	$790

Allowance for losses percentage	13.1%	15.7%	107.9%	137.8%

(41)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

September 30, 2012

Debt	$3,684	$3,930	$3,645	$3,312	$3,606	$472	$3,798
Business Properties	198	198	198	283	283	86	341
Total	$3,882	$4,128	$3,843	$3,595	$3,889	$558	$4,139

December 31, 2011

Debt	$3,558	$3,614	$3,568	$4,560	$4,652	$717	$5,435
Business Properties	232	232	215	397	397	105	460
Total	$3,790	$3,846	$3,783	$4,957	$5,049	$822	$5,895

We recognized $265 million, $399 million and $309 million of interest income, including $183 million, $339 million and $272 million on a cash basis, for the nine months ended September 30, 2012, the year ended December 31, 2011 and the nine months ended September 30, 2011, respectively, principally in our Real Estate-Debt portfolio. The total average investment in impaired loans for the nine months ended September 30, 2012 and the year ended December 31, 2011 was $7,982 million and $9,678 million, respectively.

Real Estate TDRs decreased from $7,006 million at December 31, 2011 to $6,510 million at September 30, 2012, primarily driven by resolution of TDRs through paydowns, restructurings and foreclosures, partially offset by extensions of loans scheduled to mature during 2012, some of which were classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the nine months ended September 30, 2012, we modified $3,619 million of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $4,606 million of modifications classified as TDRs in the last twelve months, $212 million have subsequently experienced a payment default in the last nine months.

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

	Loan-to-value ratio
	September 30, 2012			December 31, 2011
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$14,092	$3,215	$3,918	$14,454	$4,593	$5,454

	Internal Risk Rating
	September 30, 2012			December 31, 2011
(In millions)	A	B	C	A	B	C

Business Properties	$4,610	$64	$395	$7,628	$110	$510

(42)

Within Real Estate-Debt, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. A substantial majority of the Real Estate-Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and the majority of the Real Estate-Business Properties financing receivables included in Category C are impaired loans which are subject to the specific reserve evaluation process described in Note 1 in our 2011 consolidated financial statements. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

CONSUMER

At September 30, 2012, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 52 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 64% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 36% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

	Financing receivables
	September 30,	December 31,
(In millions)	2012	2011

Non-U.S. residential mortgages	$33,855	$35,550
Non-U.S. installment and revolving credit	18,504	18,544
U.S. installment and revolving credit	46,939	46,689
Non-U.S. auto	4,601	5,691
Other	7,996	7,244
Total Consumer financing receivables, before allowance for losses	$111,895	$113,718

Non-impaired financing receivables	$108,745	$110,825
General reserves	2,737	2,891

Impaired loans	3,150	2,893
Specific reserves	658	680

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

	September 30, 2012		December 31, 2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	12.2%	7.7%	12.3%	7.9%
Non-U.S. installment and revolving credit	3.9	1.2	4.1	1.2
U.S. installment and revolving credit	4.8	2.0	5.0	2.2
Non-U.S. auto	3.1	0.5	3.1	0.5
Other	3.2	2.0	3.5	2.0
Total	6.7	3.5	6.9	3.7

(a)
Included $38 million and $45 million of loans at September 30, 2012 and December 31, 2011, respectively, which are over 90 days past due and accruing interest, mainly representing accretion on loans acquired at a discount.

(43)

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	September 30,	December 31,	September 30,	December 31,
(Dollars in millions)	2012	2011	2012	2011

Non-U.S. residential mortgages	$2,742	$2,995	$2,659	$2,870
Non-U.S. installment and revolving credit	234	321	234	263
U.S. installment and revolving credit	896	990	896	990
Non-U.S. auto	27	43	27	43
Other	429	487	339	419
Total	$4,328	$4,836	$4,155	$4,585

Allowance for losses percentage	78.4%	73.8%	81.7%	77.9%

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $3,150 million (with an unpaid principal balance of $3,197 million) and comprised $113 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $3,037 million with a specific allowance of $658 million at September 30, 2012. The impaired loans with a specific allowance included $305 million with a specific allowance of $84 million in our Consumer–Other portfolio and $2,732 million with a specific allowance of $574 million across the remaining Consumer business and had an unpaid principal balance and average investment of $3,047 million and $2,917 million, respectively, at September 30, 2012. We recognized $127 million, $141 million and $101 million of interest income, including $5 million, $15 million and $12 million on a cash basis, for the nine months ended September 30, 2012, the year ended December 31, 2011 and the nine months ended September 30, 2011, respectively, principally in our Consumer-U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the nine months ended September 30, 2012 and the year ended December 31, 2011 was $3,016 million and $2,623 million, respectively.

Impaired loans classified as TDRs in our Consumer business were $3,002 million and $2,723 million at September 30, 2012 and December 31, 2011, respectively.  We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the nine months ended September 30, 2012, we modified $1,336 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $915 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $421 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $1,699 million of modifications classified as TDRs in the last twelve months, $188 million have subsequently experienced a payment default in the last nine months, primarily in our installment and revolving credit portfolios.

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

(44)

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

	Loan-to-value ratio
	September 30, 2012			December 31, 2011
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$18,799	$5,847	$9,209	$19,834	$6,087	$9,629

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 84% and 57%, respectively. We have third-party mortgage insurance for approximately 36% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at September 30, 2012. Such loans were primarily originated in Poland, France and the U.K.

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

	Internal ratings translated to approximate credit bureau equivalent score
	September 30, 2012			December 31, 2011
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S. installment and
revolving credit	$10,474	$4,530	$3,500	$9,913	$4,838	$3,793
U.S. installment and
revolving credit	30,845	8,935	7,159	28,918	9,398	8,373
Non-U.S. auto	3,363	750	488	3,927	1,092	672

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at September 30, 2012, 96% relate to installment and revolving credit accounts. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At September 30, 2012, Consumer – Other financing receivables of $6,661 million, $458 million and $877 million were rated A, B, and C, respectively. At December 31, 2011, Consumer – Other financing receivables of $5,580 million, $757 million and $907 million were rated A, B, and C, respectively.

(45)

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

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIEs economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of GICs. These entities were consolidated in 2003 and ceased issuing new investment contracts beginning in the first quarter of 2010. Since 2004, GECC has fully guaranteed repayment of these entities’ GIC obligations. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. To the extent that amounts due were to exceed the ultimate value of proceeds realized from Trinity assets, GECC would be required to provide such excess amount. Following the April 3, 2012 Moody’s downgrade of GECC’s long-term credit ratings to A1, substantially all of these GICs became redeemable by the holders. In the second quarter of 2012, holders of $1,981 million of GICs redeemed their holdings. The redemption was funded primarily through advances from GECC. The remaining outstanding GICs will continue to be subject to the existing terms and maturities of their respective contracts. Following the redemption period, if the long-term credit ratings of GECC were to fall below AA-/A2 or the short-term credit ratings were to fall below A-1+/P-1, GECC could be required to provide up to $1,470 million as of September 30, 2012 to repay holders of Trinity GICs.

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

(46)

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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease light industrial equipment of $1,398 million of assets and $877 million of liabilities; (2) other entities that are involved in power generating and leasing activities of $2,426 million of assets and $610 million of liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE of $1,211 million of assets and $621 million of liabilities.

(47)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

			Consolidated Securitization Entities

			Credit						Trade
(In millions)	Trinity	(a)	Cards	(b)	Equipment	(b)	Real Estate	(c)	Receivables	Other	(d)	Total

September 30, 2012
Assets(e)
Financing receivables, net	$–		$22,133		$12,066		$2,921		$1,830	$1,832		$40,782
Investment securities	3,733		–		–		–		–	1,065		4,798
Other assets	80		28		332		134		–	3,479		4,053
Total	$3,813		$22,161		$12,398		$3,055		$1,830	$6,376		$49,633

Liabilities(e)
Borrowings	$–		$–		$4		$25		$–	$1,263		$1,292
Non-recourse borrowings	–		16,050		9,705		2,936		1,579	–		30,270
Other liabilities	1,705		116		1		3		17	1,460		3,302
Total	$1,705		$16,166		$9,710		$2,964		$1,596	$2,723		$34,864

December 31, 2011
Assets(e)
Financing receivables, net	$–		$19,229		$10,523		$3,521		$1,614	$2,973		$37,860
Investment securities	4,289		–		–		–		–	1,031		5,320
Other assets	389		17		283		210		–	2,250		3,149
Total	$4,678		$19,246		$10,806		$3,731		$1,614	$6,254		$46,329

Liabilities(e)
Borrowings	$–		$–		$2		$25		$–	$821		$848
Non-recourse borrowings	–		14,184		8,166		3,659		1,769	980		28,758
Other liabilities	4,456		37		–		19		23	1,312		5,847
Total	$4,456		$14,221		$8,168		$3,703		$1,792	$3,113		$35,453

(a)	Excludes intercompany advances from GECC to Trinity, which are eliminated in consolidation of $2,616 million and $1,006 million at September 30, 2012 and December 31, 2011, respectively.

(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At September 30, 2012, the amount of commingled cash owed to the CSEs and the amount owed to us by CSEs were $5,885 million and $5,751 million, respectively.

(c)
On October 1, 2012, we completed the sale of our Business Property business, which includes servicing rights for most of these CSEs. We will deconsolidate substantially all of these securitization entities in the fourth quarter of 2012 as we will no longer have the power to direct the activities of these entities.

(d)
Includes $1,519 million in other assets and $537 million of borrowings at September 30, 2012 due to the consolidation of an entity involved in power generating activities. This entity was previously subject to a leveraged lease and we consolidated this entity in March 2012 following the execution of an agreement that gave us the power to direct activities of this entity.

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

Revenues from services from our consolidated VIEs were $1,675 million and $1,475 million in the three months ended September 30, 2012 and 2011, respectively, and $4,914 million and $4,457 million in the nine months ended September 30, 2012 and 2011, respectively. Related expenses consisted primarily of provisions for losses of $414 million and $332 million in the three months ended September 30, 2012 and 2011, respectively, and $784 million and $882 million in the nine months ended September 30, 2012 and 2011, respectively, and interest of $97 million and $143 million in the three months ended September 30, 2012 and 2011, respectively, and $344 million and $450 million in the nine months ended September 30, 2012 and 2011, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.

(48)

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

The largest unconsolidated VIE with which we are involved is Penske Truck Leasing Co., L.P. (PTL), a joint venture and limited partnership formed in 1988 between Penske Truck Leasing Corporation (PTLC) and GE. PTLC is the sole general partner of PTL and an indirect wholly-owned subsidiary of Penske Corporation.  PTL is engaged in truck leasing and support services, including full-service leasing, dedicated logistics support and contract maintenance programs, as well as rental operations serving commercial and consumer customers. Our direct and indirect interest in PTL is accounted for using the equity method. During the second quarter of 2012, PTL effected a recapitalization and subsequently acquired third-party financing which, through the third quarter of 2012, was used to repay $4,750 million of its outstanding debt owed to GECC. At September 30, 2012, our direct and indirect investment in PTL of $2,732 million primarily comprised partnership interests of $816 million and loans and advances of $1,880 million.

Our largest exposure to any single unconsolidated VIE at September 30, 2012 is an investment in high quality senior secured debt of various middle-market companies ($4,792 million). Other significant unconsolidated VIEs include investments in real estate entities ($3,151 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($1,876 million). The vast majority of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at September 30, 2012 and December 31, 2011 follow.

	September 30, 2012			December 31, 2011
(In millions)	PTL	All other	Total	PTL	All other	Total

Other assets and investment
securities	$2,732	$8,273	$11,005	$7,038	$6,954	$13,992
Financing receivables – net	–	3,171	3,171	–	2,507	2,507
Total investments	2,732	11,444	14,176	7,038	9,461	16,499
Contractual obligations to fund
investments or guarantees	159	2,314	2,473	600	2,253	2,853
Revolving lines of credit	–	68	68	1,356	92	1,448
Total	$2,891	$13,826	$16,717	$8,994	$11,806	$20,800

In addition to the entities included in the table above, we also hold passive investments in RMBS, commercial mortgage-backed securities (CMBS) and asset-backed securities (ABS) issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

(49)

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

Overview

Revenues in the third quarter of 2012 were $11.4 billion, a $0.6 billion (5%) decrease from the third quarter of 2011. Revenues were reduced by $0.1 billion as a result of dispositions. Revenues for the quarter also decreased as a result of organic revenue declines, primarily due to lower GE Capital Ending Net Investment (ENI) and the stronger U.S. dollar, partially offset by higher gains. Earnings were $1.7 billion, up from $1.5 billion in the third quarter of 2011.

Revenues in the nine months ended September 30, 2012 were $34.3 billion, a $3.2 billion (9%) decrease from the nine months ended September 30, 2011. Revenues for the nine months ended September 30, 2012 included $0.1 billion from acquisitions and were decreased by $0.5 billion as a result of dispositions. Revenues for the nine months ended September 30, 2012 also decreased as a result of organic revenue declines, primarily due to lower ENI, the absence of the 2011 gain on sale of a substantial portion of our Garanti Bank equity investment (2011 Garanti gain) and the stronger U.S. dollar. Organic revenue excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $5.6 billion, up from $4.9 billion in the nine months ended September 30, 2011.

Overall, acquisitions contributed an insignificant amount and $0.1 billion to total revenues in the third quarters of 2012 and 2011, respectively. Our earnings in both the third quarters of 2012 and 2011 included an insignificant amount from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.1 billion and $0.1 billion in the third quarters of 2012 and 2011, respectively. The effects of dispositions on earnings were an insignificant amount and $0.1 billion in the third quarters of 2012 and 2011, respectively.

Overall, acquisitions contributed $0.1 billion and $0.2 billion to total revenues in the nine months ended September 30, 2012 and 2011, respectively. Our earnings in the nine months ended September 30, 2012 and 2011 included an insignificant amount and $0.1 billion from acquired businesses, respectively. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.5 billion and $0.8 billion in the nine months ended September 30, 2012 and 2011, respectively. The effects of dispositions on earnings were $0.1 billion and an insignificant amount in the nine months ended September 30, 2012 and 2011, respectively.

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

(50)

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

(51)

CLL

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Revenues	$4,124	$4,512	$12,707	$13,786

Segment profit	$568	$688	$1,879	$1,943

		September 30,	December 31,	September 30,
(In millions)		2012	2011	2011

Total assets		$180,542	$193,869	$195,257

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Revenues
Americas	$2,641	$2,624	$7,989	$8,082
Europe	795	940	2,452	2,914
Asia	500	585	1,605	1,686
Other	188	363	661	1,104

Segment profit
Americas	$545	$547	$1,614	$1,548
Europe	41	104	155	319
Asia	28	68	151	140
Other	(46)	(31)	(41)	(64)

		September 30,	December 31,	September 30,
(In millions)		2012	2011	2011

Total assets
Americas		$109,034	$116,034	$114,023
Europe		44,860	46,590	47,738
Asia		17,343	17,807	18,292
Other		9,305	13,438	15,204

CLL revenues decreased 9% and net earnings decreased 17% in the third quarter of 2012. Revenues were reduced by $0.1 billion as a result of dispositions. Revenues also decreased as a result of organic revenue declines ($0.1 billion), primarily due to lower ENI ($0.2 billion), and the stronger U.S. dollar ($0.1 billion). Net earnings decreased reflecting core decreases ($0.1 billion).

CLL revenues decreased 8% and net earnings decreased 3% in the nine months ended September 30, 2012. Revenues were reduced by $0.3 billion as a result of dispositions. Revenues also decreased as a result of organic revenue declines ($0.5 billion), primarily due to lower ENI ($0.3 billion), and the stronger U.S. dollar ($0.3 billion). Net earnings decreased reflecting dispositions ($0.1 billion) and core decreases.

(52)

Consumer

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Revenues	$3,911	$4,028	$11,600	$13,023

Segment profit	$749	$803	$2,485	$3,086

		September 30,	December 31,	September 30,
(In millions)		2012	2011	2011

Total assets		$135,975	$138,534	$140,535

Consumer revenues decreased 3% and net earnings decreased 7% in the third quarter of 2012. Revenues decreased as a result of the stronger U.S. dollar ($0.2 billion), partially offset by organic revenue growth ($0.1 billion). The decrease in net earnings resulted primarily from core decreases ($0.1 billion), which included higher provisions for losses on financial receivables ($0.1 billion) reflecting the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period in our U.S. Installment and Revolving Credit portfolio.

Consumer revenues decreased 11% and net earnings decreased 19% in the nine months ended September 30, 2012. Revenues included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues also decreased as a result of the absence of the 2011 Garanti gain ($0.7 billion), the stronger U.S. dollar ($0.4 billion) and organic revenue declines ($0.3 billion). The decrease in net earnings resulted primarily from the absence of the 2011 Garanti gain and operations ($0.4 billion), core decreases ($0.1 billion), which included higher provisions for losses on financing receivables, and dispositions ($0.1 billion).

Real Estate

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Revenues	$948	$935	$2,660	$2,834

Segment profit	$217	$(82)	$494	$(775)

		September 30,	December 31,	September 30,
(In millions)		2012	2011	2011

Total assets		$55,349	$60,873	$64,449

Real Estate revenues increased 1% and net earnings were favorable in the third quarter of 2012. Revenues increased as a result of increases in net gains on property sales ($0.1 billion), partially offset by organic revenue declines, primarily due to lower ENI. Real Estate net earnings increased as a result of core increases ($0.2 billion) including higher tax benefits ($0.1 billion), lower impairments ($0.1 billion) and increases in net gains on property sales ($0.1 billion).  Depreciation expense on real estate equity investments totaled $0.2 billion in both the third quarters of 2012 and 2011.

Real Estate revenues decreased 6% and net earnings were favorable in the nine months ended September 30, 2012. Revenues decreased as a result of organic revenue declines ($0.2 billion), primarily due to lower ENI, partially offset by increases in net gains on property sales ($0.1 billion). Real Estate net earnings increased as a result of lower impairments ($0.6 billion), core increases ($0.5 billion) including higher tax benefits of $0.4 billion, increases in net gains on property sales ($0.1 billion) and lower provisions for losses on financing receivables ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.6 billion and $0.7 billion in the nine months ended September 30, 2012 and 2011, respectively.

(53)

Energy Financial Services

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Revenues	$401	$221	$1,086	$931

Segment profit	$132	$79	$325	$330

		September 30,	December 31,	September 30,
(In millions)		2012	2011	2011

Total assets		$19,517	$18,357	$18,199

Energy Financial Services revenues increased 81% and net earnings increased 67% in the third quarter of 2012. Revenues increased primarily as a result of higher gains ($0.1 billion) and organic revenue growth ($0.1 billion). The increase in net earnings resulted primarily from higher gains ($0.1 billion), partially offset by core decreases.

Energy Financial Services revenues increased 17% and net earnings decreased 2% in the nine months ended September 30, 2012. Revenues increased primarily as a result of organic revenue growth ($0.2 billion) including asset sales by investees, partially offset by lower gains ($0.1 billion). The decrease in net earnings resulted primarily from lower gains, partially offset by core increases.

GECAS

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Revenues	$1,249	$1,265	$3,897	$3,917

Segment profit	$251	$208	$877	$835

		September 30,	December 31,	September 30,
(In millions)		2012	2011	2011

Total assets		$49,276	$48,821	$48,613

GECAS revenues decreased 1% and net earnings increased 21% in the third quarter of 2012. Revenues decreased as a result of higher impairments ($0.1 billion), partially offset by organic revenue growth ($0.1 billion). The increase in net earnings resulted primarily from core increases ($0.1 billion), partially offset by higher impairments.

GECAS revenues decreased 1% and net earnings increased 5% in the nine months ended September 30, 2012. Revenues decreased as a result of higher impairments ($0.1 billion) and lower gains, partially offset by organic revenue growth ($0.1 billion). The increase in net earnings resulted primarily from core increases ($0.1 billion), partially offset by higher impairments ($0.1 billion) and lower gains.

(54)

Corporate Items and Eliminations

Corporate items and eliminations include an insignificant amount of Treasury operation expenses for both the third quarters of 2012 and 2011. Corporate items and eliminations include Treasury operation expenses for the nine months ended September 30, 2012 and 2011 of $0.1 billion and $0.2 billion, respectively. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

Corporate items and eliminations include the adjustment in the third quarter to bring our nine month tax rate in line with the projected full year tax rate and unallocated tax benefits attributable to the high tax basis in the entity being sold in the Business Property disposition.

Certain amounts included in corporate items and eliminations are not allocated to the five operating businesses within the GE Capital segment because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included an insignificant amount in both the third quarters and $0.1 billion in both the nine months ended September 30, 2012 and 2011, primarily related to restructuring and other charges.

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

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including the expiration on December 31, 2011 of the U.S. tax law provision deferring tax on active financial services income, as discussed in Note 10 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (2011 consolidated financial statements). If this provision is not extended, our tax rate will increase significantly after 2012. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer intend to indefinitely reinvest foreign earnings.

The provision for income taxes was an expense of $0.1 billion for the third quarter of 2012 (an effective tax rate of 4.4%), compared with $0.1 billion expense for the third quarter of 2011 (an effective tax rate of 3.7%). The slight increase in tax expense is attributable to reduced benefits from low-taxed global operations substantially offset by the benefit related to the high tax basis in the entity being sold in the Business Property disposition, which adjusted the projected full year tax rate.

The provision for income taxes was an expense of $0.4 billion for the first nine months of 2012 (an effective tax rate of 6.1%), compared with $0.8 billion expense for the first nine months of 2011 (an effective tax rate of 14.3%). The tax expense decreased in the first nine months of 2012 by $0.5 billion.  The decrease is attributable to the benefit related to the high tax basis in the entity being sold in the Business Property disposition, and increased benefits from low-taxed global operations, which include the absence of the first quarter 2011 highly taxed disposition of Garanti Bank. These benefits were partially offset by higher pre-tax income and the adjustments to bring our nine month tax rate in line with the projected full year tax rate.

(55)

Discontinued Operations

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2012	2011	2012	2011

Earnings (loss) from discontinued operations,
net of taxes	$(111)	$(64)	$(881)	$166

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

Loss from discontinued operations, net of taxes, in the three months ended September 30, 2012 primarily reflect a $0.1 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

Loss from discontinued operations, net of taxes, in the three months ended September 30, 2011 primarily reflected a $0.1 billion loss from operations at our Consumer Ireland business.

Loss from discontinued operations, net of taxes, in the nine months ended September 30, 2012 primarily reflect a $0.3 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan, a $0.3 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC and a $0.2 billion loss (which includes a $0.1 billion loss on disposal) related to Consumer Ireland.

Earnings from discontinued operations, net of taxes, in the nine months ended September 30, 2011 primarily reflected a $0.3 billion gain related to the sale of Consumer Singapore and earnings from operations of Australian Home Lending of $0.1 billion, partially offset by a $0.1 billion loss on the sale of Australian Home Lending and a $0.1 billion loss from operations at our Consumer Ireland business.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position for the nine months ended September 30, 2012 resulted from the following:

•	Repayments exceeded new issuances of total borrowings by $28.4 billion and collections on financing receivables exceeded originations by $9.5 billion.

•	The U.S. dollar was weaker for most major currencies at September 30, 2012 than at December 31, 2011, increasing the translated levels of our non-U.S. dollar assets and liabilities.

•
We issued 22,500 shares of preferred stock for proceeds of $2.2 billion during the second quarter of 2012 and 17,500 shares of preferred stock for proceeds of $1.7 billion during the third quarter of 2012. The effects of these issuances are reported as a $4.0 billion increase in additional paid-in capital.

•	We paid $5.4 billion of dividends to GE.

Our assets were $561.6 billion at September 30, 2012, a $22.9 billion decrease from December 31, 2011, and reflect a reduction of net financing receivables ($17.2 billion) and a decrease in derivative assets ($4.8 billion).

(56)

Our liabilities decreased $27.2 billion from December 31, 2011 to $479.5 billion at September 30, 2012, and reflect a $28.4 billion net reduction in borrowings, primarily in long-term borrowings and commercial paper which is consistent with our overall reduction in assets, and redemptions of guaranteed investment contracts (GICs) at Trinity ($2.0 billion), partially offset by higher deposits at our banks ($1.2 billion).

Cash Flows

Our cash and equivalents were $77.7 billion at September 30, 2012, compared with $83.3 billion at September 30, 2011. Our cash from operating activities totaled $15.0 billion for the nine months ended September 30, 2012, compared with cash from operating activities of $16.7 billion for the same period of 2011.

Consistent with our plan to reduce our asset levels, cash from investing activities was $16.1 billion during the nine months ended September 30, 2012, primarily resulting from a $9.5 billion reduction in financing receivables due to collections exceeding originations and $5.1 billion related to net loan repayments from our equity method investments, partially offset by $3.2 billion of net purchases of equipment leased to others (ELTO).

GECC cash used for financing activities for the nine months ended September 30, 2012 of $31.4 billion related primarily to a $28.4 billion reduction in total borrowings, consisting primarily of reductions in long-term borrowings and commercial paper and $2.0 billion of redemptions of guaranteed investment contracts at Trinity, partially offset by $4.0 billion of proceeds from the issuance of preferred stock and $1.2 billion of higher deposits at our banks.

Cash used for financing activities also included dividends to GE which represent the distribution of a portion of GECC retained earnings. Beginning in the second quarter of 2012, GECC restarted its dividend to GE. During the third quarter of 2012, we paid a dividend of $0.5 billion and a special dividend of $2.0 billion to GE. During the nine months ended September 30, 2012, we paid dividends of $0.9 billion and special dividends of $4.5 billion to GE.

Fair Value Measurements

See Note 1 in our 2011 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 10 to the condensed, consolidated financial statements.

At September 30, 2012, the aggregate amount of assets that are measured at fair value through earnings totaled $6.6 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of GICs in our run-off insurance operations and Trinity, investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities increased to $48.7 billion at September 30, 2012 from $47.4 billion at December 31, 2011, primarily due to the impact of lower interest rates and additional purchases in our CLL business. Of the amount at September 30, 2012, we held debt securities with an estimated fair value of $47.9 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $26.8 billion, $5.5 billion, $2.4 billion and $3.1 billion, respectively. Net unrealized gains on debt securities were $4.8 billion and $3.0 billion at September 30, 2012 and December 31, 2011, respectively. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.5 billion, $0.1 billion, $0.1 billion and $0.1 billion, respectively, at September 30, 2012, as compared with $0.6 billion, $0.2 billion, $0.3 billion and $0.2 billion, respectively, at December 31, 2011.

(57)

We regularly review investment securities for impairment using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our intent to sell the security and the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before recovery of our amortized cost. For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS are in a senior position in the capital structure of the deals and more than 70% are agency bonds or insured by Monoline insurers (on which we continue to place reliance). Of our total RMBS portfolio at September 30, 2012 and December 31, 2011, approximately $0.5 billion and $0.6 billion, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

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

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At September 30, 2012, our investment securities insured by Monolines on which we continue to place reliance were $1.4 billion, including $0.2 billion of our $0.5 billion investment in subprime RMBS. At September 30, 2012, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.2 billion.

Total pre-tax, other-than-temporary impairment losses during the third quarter of 2012 were an insignificant amount, which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, CMBS and RMBS.

Total pre-tax, other-than-temporary impairment losses during the third quarter of 2011 were $0.1 billion which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, non-U.S. government securities and RMBS.

Total pre-tax, other-than-temporary impairment losses during the nine months ended September 30, 2012 were $0.1 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities and other-than-temporary losses on equity securities.

(58)

Total pre-tax, other-than-temporary impairment losses during the nine months ended September 30, 2011 were $0.3 billion, of which $0.2 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, retained interests, non-U.S. government securities and RMBS.

At September 30, 2012 and December 31, 2011, unrealized losses on investment securities totaled $1.0 billion and $1.6 billion, respectively, including $0.9 billion and $1.2 billion, respectively, aged 12 months or longer. Of the amount aged 12 months or longer at September 30, 2012, more than 65% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.4 billion and $0.4 billion related to structured securities (mortgage-backed and asset-backed) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at September 30, 2012, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. For additional information, see Note 3 to the condensed, consolidated financial statements.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our consumer portfolio is composed primarily of non-U.S. mortgage, sales finance, auto and personal loans in various European and Asian countries and U.S. consumer credit card and sales financing receivables. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

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

(59)

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

(60)

	Financing receivables		Nonearning receivables		Allowance for losses
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(In millions)	2012	2011	2012	2011	2012	2011

Commercial
CLL
Americas	$74,488	$80,505	$1,600	$1,862	$567	$889
Europe	34,916	36,899	1,533	1,167	574	400
Asia	11,597	11,635	206	269	72	157
Other	659	436	53	11	2	4
Total CLL	121,660	129,475	3,392	3,309	1,215	1,450

Energy
Financial
Services	4,989	5,912	2	22	13	26

GECAS	11,628	11,901	50	55	12	17

Other	537	1,282	16	65	9	37
Total
Commercial	138,814	148,570	3,460	3,451	1,249	1,530

Real Estate
Debt(a)	21,225	24,501	454	541	631	949
Business
Properties(b)	5,069	8,248	228	249	105	140
Total Real Estate	26,294	32,749	682	790	736	1,089

Consumer
Non-U.S.
residential
mortgages(c)	33,855	35,550	2,659	2,870	467	546
Non-U.S.
installment
and revolving
credit	18,504	18,544	234	263	654	717
U.S. installment
and revolving
credit	46,939	46,689	896	990	2,030	2,008
Non-U.S. auto	4,601	5,691	27	43	73	101
Other	7,996	7,244	339	419	171	199
Total Consumer	111,895	113,718	4,155	4,585	3,395	3,571
Total	$277,003	$295,037	$8,297	$8,826	$5,380	$6,190

(a)	Financing receivables included an insignificant amount and $0.1 billion of construction loans at September 30, 2012 and December 31, 2011, respectively.

(b)	Our Business Properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

(c)
At September 30, 2012, net of credit insurance, approximately 37% of our Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, 88% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments, high loan-to-value ratios at inception and introductory below market rates, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 92% and 65%, respectively. At September 30, 2012, 10% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(61)

The portfolio of financing receivables, before allowance for losses, was $277.0 billion at September 30, 2012, and $295.0 billion at December 31, 2011. Financing receivables, before allowance for losses, decreased $18.0 billion from December 31, 2011, primarily as a result of collections exceeding originations ($9.5 billion) (which includes sales), transfers to held-for-sale ($4.3 billion), write-offs ($4.6 billion), partially offset by the weaker U.S. dollar ($2.4 billion).

Related nonearning receivables totaled $8.3 billion (3.0% of outstanding receivables) at September 30, 2012, compared with $8.8 billion (3.0% of outstanding receivables) at December 31, 2011. Nonearning receivables decreased from December 31, 2011, primarily due to write-offs and payoffs in Real Estate and improved economic conditions and collections in the U.S. for Consumer.

The allowance for losses at September 30, 2012 totaled $5.4 billion compared with $6.2 billion at December 31, 2011, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $0.8 billion from December 31, 2011, primarily because provisions were lower than write-offs, net of recoveries by $0.8 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables decreased from 2.1% at December 31, 2011 to 1.9% at September 30, 2012 primarily due to a decrease in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(62)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables		nonearning financing receivables		total financing receivables
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Commercial
CLL
Americas	2.1%	2.3%	35.4%	47.7%	0.8%	1.1%
Europe	4.4	3.2	37.4	34.3	1.6	1.1
Asia	1.8	2.3	35.0	58.4	0.6	1.3
Other	8.0	2.5	3.8	36.4	0.3	0.9
Total CLL	2.8	2.6	35.8	43.8	1.0	1.1

Energy Financial Services	–	0.4	650.0	118.2	0.3	0.4

GECAS	0.4	0.5	24.0	30.9	0.1	0.1

Other	3.0	5.1	56.3	56.9	1.7	2.9

Total Commercial	2.5	2.3	36.1	44.3	0.9	1.0

Real Estate
Debt	2.1	2.2	139.0	175.4	3.0	3.9
Business Properties	4.5	3.0	46.1	56.2	2.1	1.7

Total Real Estate	2.6	2.4	107.9	137.8	2.8	3.3

Consumer
Non-U.S.
residential mortgages	7.9	8.1	17.6	19.0	1.4	1.5
Non-U.S.
installment and
revolving credit	1.3	1.4	279.5	272.6	3.5	3.9
U.S. installment and
revolving credit	1.9	2.1	226.6	202.8	4.3	4.3
Non-U.S. auto	0.6	0.8	270.4	234.9	1.6	1.8
Other	4.2	5.8	50.4	47.5	2.1	2.7

Total Consumer	3.7	4.0	81.7	77.9	3.0	3.1

Total	3.0	3.0	64.8	70.1	1.9	2.1

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $1.6 billion represented 19.3% of total nonearning receivables at September 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 47.7% at December 31, 2011, to 35.4% at September 30, 2012, reflecting an overall improvement in the credit quality of the remaining portfolio and an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 2.3% at December 31, 2011, to 2.1% at September 30, 2012, primarily due to reduced nonearning exposures in most of our portfolios, partially offset by declines in overall financing receivables. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

(63)

CLL – Europe. Nonearning receivables of $1.5 billion represented 18.5% of total nonearning receivables at September 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased from 34.3% at December 31, 2011, to 37.4% at September 30, 2012, reflecting increases in nonearning receivables and the allowance for losses in our Interbanca S.p.A. and acquisition finance portfolios. The majority of our CLL – Europe nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 55.9% at December 31, 2011, to 56.9% at September 30, 2012, primarily due to an increase in the allowance for losses in our acquisition finance portfolio. The ratio of nonearning receivables as a percent of financing receivables increased from 3.2% at December 31, 2011, to 4.4% at September 30, 2012, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our Interbanca S.p.A. business and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.2 billion represented 2.5% of total nonearning receivables at September 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 58.4% at December 31, 2011, to 35.0% at September 30, 2012, primarily due to a decline in allowance for losses as a result of write-offs in Japan, partially offset by collections and write-offs of nonearning receivables in our asset-based financing businesses in Japan. The ratio of nonearning receivables as a percent of financing receivables decreased from 2.3% at December 31, 2011, to 1.8% at September 30, 2012, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $0.5 billion represented 5.5% of total nonearning receivables at September 30, 2012. The decrease in nonearning receivables from December 31, 2011, was driven primarily by the resolution of North American multi-family and hotel nonearning loans, through payoffs and foreclosures, partially offset by new European retail nonearning loans. The ratio of allowance for losses as a percent of total financing receivables decreased from 3.9% at December 31, 2011 to 3.0% at September 30, 2012, driven primarily by write-offs related to settlements and payoffs from impaired loan borrowers and improvement in collateral values. The ratio of allowance for losses as a percent of nonearning receivables decreased from 175.4% to 139.0% reflecting write-offs and resolution of nonearning loans as mentioned above.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At September 30, 2012, total Real Estate financing receivables of $26.3 billion were primarily collateralized by office buildings ($6.0 billion), owner-occupied properties ($5.1 billion), apartment buildings ($3.7 billion) and hotel properties ($3.4 billion). In the first nine months of 2012, commercial real estate markets continued to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.2 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At September 30, 2012, we had 119 foreclosed commercial real estate properties totaling $1.0 billion.

(64)

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $2.7 billion represented 32.0% of total nonearning receivables at September 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 19.0% at December 31, 2011 to 17.6% at September 30, 2012, primarily as a result of improved portfolio quality in the U.K. and write-offs in Hungary. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 76% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 84% and 57%, respectively. About 5% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At September 30, 2012, we had in repossession stock 479 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables decreased from 8.1% at December 31, 2011 to 7.9% at September 30, 2012.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.2 billion represented 2.8% of total nonearning receivables at September 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased from 272.6% at December 31, 2011 to 279.5% at September 30, 2012, reflecting lower nonearning receivables due to improved delinquencies, collections and write-offs primarily in Australia and New Zealand.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.9 billion represented 10.8% of total nonearning receivables at September 30, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased from 202.8% at December 31, 2011 to 226.6% at September 30, 2012 reflecting improved economic conditions, lower entry rates and improved collections resulting in reductions in our nonearning receivables balance and an increase in the allowance for losses primarily due to the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.1% at December 31, 2011 to 1.9% at September 30, 2012 primarily due to improved collections reflecting an improvement in the overall credit environment.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $15.1 billion nonaccrual loans at September 30, 2012, $9.2 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
(In millions)	receivables	receivables

September 30, 2012

Commercial
CLL	$4,736	$3,392
Energy Financial Services	51	2
GECAS	304	50
Other	33	16
Total Commercial	5,124	3,460

Real Estate	5,633	682

Consumer	4,328	4,155
Total	$15,085	$8,297

(65)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	September 30,	December 31,
	2012	2011
Loans requiring allowance for losses
Commercial(a)	$1,973	$2,357
Real Estate	3,595	4,957
Consumer	3,037	2,824
Total loans requiring allowance for losses	8,605	10,138

Loans expected to be fully recoverable
Commercial(a)	3,941	3,305
Real Estate	3,882	3,790
Consumer	113	69
Total loans expected to be fully recoverable	7,936	7,164
Total impaired loans	$16,541	$17,302

Allowance for losses (specific reserves)
Commercial(a)	$680	$812
Real Estate	558	822
Consumer	658	680
Total allowance for losses (specific reserves)	$1,896	$2,314

Average investment during the period	$16,841	$18,167
Interest income earned while impaired(b)	573	733

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)	Recognized principally on a cash basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

Of our $7.5 billion impaired loans at Real Estate at September 30, 2012, $6.8 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at September 30, 2012 and December 31, 2011, classified by the method used to measure impairment was as follows.

(66)

	September 30,	December 31,
(In millions)	2012	2011

Method used to measure impairment
Discounted cash flow	$8,307	$8,858
Collateral value	8,234	8,444
Total	$16,541	$17,302

See Note 1 in our 2011 consolidated financial statements for further information on our valuation processes.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR, and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At September 30, 2012, TDRs included in impaired loans were $13.8 billion, primarily relating to Real Estate ($6.5 billion), CLL ($4.2 billion) and Consumer ($3.0 billion).

Real Estate TDRs decreased from $7.0 billion at December 31, 2011 to $6.5 billion at September 30, 2012, primarily driven by resolution of TDRs through paydowns, restructuring and foreclosures, partially offset by extensions of loans scheduled to mature during 2012, some of which were classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the nine months ended September 30, 2012, we modified $3.6 billion of loans classified as TDRs substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $4.6 billion of modifications classified as TDRs in the last twelve months, $0.2 billion have subsequently experienced a payment default in the last nine months.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.4 billion at September 30, 2012 and $0.6 billion at December 31, 2011, and were 6.8% and 8.4%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the nine months ended September 30, 2012, we provided short-term modifications of approximately $0.6 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $1.3 billion of consumer loans for the nine months ended September 30, 2012, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 12 to the condensed, consolidated financial statements.

(67)

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 12 to the condensed, consolidated financial statements.

GECC Selected European Exposures

At September 30, 2012, we had $89 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 87% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (“focus countries”), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at September 30, 2012.

							Rest of	Total
September 30, 2012 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
before allowance
for losses on
financing receivables	$2,029	$497	$353	$7,270	$57	$3,061	$77,237	$90,504

Allowance for losses on
financing receivables	(105)	(27)	(12)	(348)	–	(94)	(1,399)	(1,985)

Financing receivables,
net of allowance
for losses on	1,924	470	341	6,922	57	2,967	75,838	88,519
financing receivables(a)(b)

Investments(c)(d)	115	–	–	494	–	221	1,838	2,668

Cost and equity method
investments(e)	386	22	350	63	32	2	680	1,535

Derivatives,
net of collateral(c)(f)	3	–	–	84	–	–	159	246

ELTO(g)	535	63	311	873	256	349	9,871	12,258

Real estate held for
investment(g)	795	–	–	406	–	–	6,248	7,449

Total funded exposures(h)	$3,758	$555	$1,002	$8,842	$345	$3,539	$94,634	$112,675

Unfunded commitments	$19	$9	$28	$370	$5	$632	$8,460	$9,523

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $33.6 billion before consideration of purchased credit protection. We have third-party mortgage insurance for approximately 14% of these residential mortgage loans, substantially all of which were originated in the U.K., Poland and France.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $1.0 billion related to financial institutions, $0.3 billion related to non-financial institutions and $1.4 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.2 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.

(f)	Net of cash collateral; entire amount is non-sovereign.

(g)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(h)
Excludes $42.6 billion of cash and equivalents, which is composed of $23.5 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supra national entities, of which $1.2 billion is in focus countries, and $19.1 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($11.1 billion) and sovereign bonds of non-focus countries ($8.0 billion), where the value of our collateral exceeds the amount of our cash exposure.

(68)

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

Other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $64.9 billion at September 30, 2012, a decrease of $10.7 billion, primarily related to decreases in the fair value of derivative instruments ($4.8 billion), decreases in our Penske investment ($4.0 billion) and the sale of certain held-for-sale real estate and aircraft ($3.1 billion), partially offset by the consolidation of an entity involved in power generating activities ($1.5 billion). During the nine months ended September 30, 2012, we recognized $0.1 billion of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $22.6 billion and $23.9 billion at September 30, 2012 and December 31, 2011, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $2.6 billion. Commercial real estate valuations in 2011 and the first nine months of 2012 showed signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During both the three and nine months ended September 30, 2012, Real Estate recognized pre-tax impairments of $0.1 billion in its real estate held for investment, which were primarily driven by declining cash flow projections for properties in Japan and Europe. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at September 30, 2012 had a carrying value of $1.0 billion and an associated estimated unrealized loss of an insignificant amount. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

D. Liquidity and Borrowings

We maintain a strong focus on liquidity. We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECC are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities, any dividend payments from GECC, and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within fiscal quarters. During the third quarter of 2012, we paid a dividend of $0.5 billion and a special dividend of $2.0 billion to GE. During the nine months ended September 30, 2012, we paid dividends of $0.9 billion and special dividends of $4.5 billion to GE.

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

(69)

Our 2012 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of our long-term debt ($82.7 billion at December 31, 2011), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities were $13 billion in the third quarter of 2012. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the third quarter of 2012, we earned interest income on financing receivables of $5.1 billion, which more than offset interest expense of $2.8 billion.

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

We are a savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA).  The FRB has recently finalized a regulation that requires certain organizations it supervises to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this proposed regulation to GECC is not yet determined; however, the FRB has indicated that it expects to extend these requirements to large savings and loan holding companies through separate rulemaking or by order. While GECC is not yet subject to this regulation, GECC’s capital allocation planning is still subject to FRB review. The FRB recently proposed regulations to revise and replace its current rules on capital adequacy. The proposed regulations would apply to savings and loan holding companies like GECC. The transition period for achieving compliance with the proposed regulations following final adoption is unclear. As expected, the U.S. Financial Stability Oversight Council (FSOC) recently notified GECC that it is under consideration for a proposed determination as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. While not final, such a determination would subject GECC to proposed enhanced supervisory standards.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

We maintain liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments (Liquidity Portfolio) and committed unused credit lines.

GE has consolidated cash and equivalents of $85.5 billion at September 30, 2012, which is available to meet its needs.  Of this, approximately $8 billion is held at GE and approximately $78 billion is held at GECC.

In addition to GE’s $85.5 billion of consolidated cash and equivalents, we have a centrally-managed portfolio of high-quality, liquid investments with a fair value of $3.0 billion at September 30, 2012. The Liquidity Portfolio is used to manage liquidity and meet our operating needs under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

We have committed, unused credit lines totaling $48.5 billion that have been extended to us by 51 financial institutions at September 30, 2012. These lines include $32.1 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $16.4 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one or two years from the date of expiration of the lending agreement.

GE consolidated cash and equivalents of $54.8 billion at September 30, 2012 are held outside of the U.S. Of this amount at quarter-end, $13.0 billion is indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also used to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans are required to be outstanding for less than 60 days during the year.

(70)

$1.5 billion of GE cash and equivalents is held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs.  These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

At GECC, about $9 billion of cash and equivalents are in regulated banks and insurance entities and are subject to regulatory restrictions.

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

GE reduced its GE Capital ending net investment, excluding cash and equivalents, from $513 billion at January 1, 2009 to $425 billion at September 30, 2012.

Through September 30, 2012, we completed issuances of $28.9 billion of senior unsecured debt with maturities up to 25 years (and subsequent to September 30, 2012, an additional $1.1 billion).  Average commercial paper borrowings during the third quarter were $41.5 billion, and the maximum amount of commercial paper borrowings outstanding during the third quarter was $43.1 billion. Our commercial paper maturities are funded principally through new commercial paper issuances.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009 for which we paid $2.3 billion of fees to the FDIC for our participation. Our TLGP-guaranteed debt has remaining maturities of $13 billion in 2012. We anticipate funding these and our other long-term debt maturities through a combination of existing cash, new debt issuances, collections exceeding originations, dispositions, asset sales, deposits and other alternative sources of funding. GECC and GE are parties to an Eligible Entity Designation Agreement and GECC is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GECC reimburse the FDIC for any amounts that the FDIC pays to holders of GECC debt that is guaranteed by the FDIC.

We securitize financial assets as an alternative source of funding. During 2012, we completed $12.8 billion of non-recourse issuances and had maturities of $10.9 billion. At September 30, 2012, non-recourse borrowings were $31.2 billion.

We have deposit-taking capability at 12 banks outside of the U.S. and two banks in the U.S. – GE Capital Retail Bank (formerly GE Money Bank), a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from three months to ten years.

Total alternative funding at September 30, 2012 was $68 billion, composed mainly of $45 billion bank deposits, $8 billion of funding secured by real estate, aircraft and other collateral and $8 billion GE Interest Plus notes. The comparable amount at December 31, 2011 was $66 billion.

Credit Ratings

On April 3, 2012, Moody’s Investors Service (Moody’s) announced that it had downgraded the senior unsecured debt rating of GE by one notch from Aa2 to Aa3 and the senior unsecured debt rating of GECC by two notches from Aa2 to A1. The ratings downgrade does not affect GE’s and GECC’s short-term funding ratings of P-1, which were affirmed by Moody’s.  Moody’s ratings outlook for GE and GECC is stable.  We did not experience any material operational, funding or liquidity impacts from this ratings downgrade.

(71)

As further disclosed in our 2011 consolidated financial statements, GECC had fully guaranteed repayment of $4.1 billion of guaranteed investment contract (GIC) obligations of Trinity.  As a result of Moody’s downgrade, substantially all of these GICs became redeemable by the holders. In addition, another consolidated entity also had issued GICs where proceeds are loaned to GECC and $1.1 billion of these GICs became redeemable by the holders. During the second and third quarters of 2012, holders of $2.4 billion in principal amount of GICs redeemed their holdings and GECC made related cash payments. These redemptions were fully considered in our previously discussed liquidity plan. The remaining outstanding GICs will continue to be subject to the existing terms and maturities of their respective contracts. Following the redemption period, if the long-term credit ratings of GECC were to fall below AA-/A2 or the short-term credit ratings were to fall below A-1+/P-1, GECC could be required to provide up to $1.5 billion as of September 30, 2012, to repay holders of Trinity GICs. If the long-term credit ratings of GECC were to fall below AA-/A2, GECC could be required to provide up to $0.7 billion as of September 30, 2012 to repay holders of certain GICs.

Additionally, there were other contracts affected by the downgrade with provisions requiring us to provide additional funding, post collateral and make other payments.  The total cash and collateral impact of these contracts was less than $0.5 billion.

Income Maintenance Agreement

As set forth in Exhibit 12 hereto, GECC’s ratio of earnings to fixed charges was 1.61:1 during the nine months ended September 30, 2012 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2011. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our consolidated financial statements for the year ended December 31, 2011.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2012, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(72)

Part II. Other Information

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

WMC is a party to ten lawsuits pending in three federal district courts that arise out of mortgage loan repurchase claims.  The adverse parties in these cases are trustees to private label residential mortgage-backed securitizations.  Six cases are pending in the United States District Court for the District of Minnesota (the “Minnesota Cases”) against US Bank National Association (US Bank), of which three were initiated by WMC seeking declaratory judgment.  The Minnesota Cases involve breach of contract claims on mortgage loans with an original principal balance of approximately $365 million.  Three cases are pending in the United States District Court for the District of Connecticut (the “Connecticut Cases”) where the adverse parties are Deutsche Bank National Trust Company (Deutsche Bank) (two cases) and Law Debenture Trust Company of New York (Law Debenture) (one case).  In the Deutsche Bank cases, Deutsche Bank alleges that WMC has breached its contractual obligations relating to mortgage loans with an original principal balance of approximately $1,750 million and seeks to recover in excess of $940 million of alleged losses on these loans.  The Deutsche Bank cases arise out of the same repurchase claims that had been at issue in two declaratory judgment actions initiated by WMC in the United States District Court for the Central District of California, which were dismissed in the third quarter of 2012.   In the Law Debenture case, initiated during the fourth quarter of 2012, Law Debenture seeks the repurchase of mortgage loans having an original principal balance of approximately $210 million and other relief.  GECC is also named a defendant in the Connecticut Cases.  One other action, initiated during the third quarter of 2012 and involving WMC and The Bank of New York Mellon (BNY), is pending in the United States District Court for the Southern District of New York.  It involves repurchase claims on mortgage loans with an original principal balance of approximately $670 million.

GECC is reporting the following matter in compliance with SEC requirements to disclose environmental proceedings where the government is a party potentially involving monetary sanctions of $100,000 or greater:

As previously reported, in June 2008, the Environmental Protection Agency (EPA) issued a notice of violation and in January 2011 filed a complaint alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The Pennsylvania Department of Environmental Protection, the New York Attorney General’s Office and the New Jersey Department of Environmental Protection have intervened in the EPA case. The plant is currently operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by subsidiaries of GECC and one other entity.  EME Homer City Generation L.P. has entered into an agreement with Homer City Generation L.P., a subsidiary of GECC, to transfer operational control of the plant to Homer City Generation L.P upon satisfaction of certain conditions.  The EPA complaints did not indicate a specific penalty amount but make reference to statutory fines. In October 2011, the U.S. District Court for the Western District of Pennsylvania granted a motion to dismiss the matter with prejudice with regard to all federal counts, and with leave to re-file in state court for the non-federal counts. On December 8, 2011, EPA filed notice of its intent to appeal.  NY, NJ and PA filed similar notices on December 9, 2011.

(73)

Item 6. Exhibits.

Exhibit 3(i)
A complete copy of the Certificate of Incorporation of GECC consisting of the Restated Certificate of Incorporation of GECC as filed with the Office of the Secretary of State, State of Delaware on April 1, 2008, as amended by the Certificates of Designations of GECC with respect to the Series A and Series B Preferred Stock as filed with the Office of the Secretary of State, State of Delaware on June 8, 2012 and July 25, 2012, respectively.

Exhibit 4
Form of Certificate representing the Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 of GECC’s Current Report on Form 8-K dated as of July 25, 2012) (Commission file number 001-06461).

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
Exhibit 101
The following materials from General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and nine months ended September 30, 2012 and 2011, (ii) Condensed Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Statement of Changes in Shareowners’ Equity for the nine months ended September 30, 2012 and 2011, (iv) Condensed Statement of Financial Position at September 30, 2012 and December 31, 2011, (v) Condensed Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Condensed, Financial Statements.*

*
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

General Electric Capital Corporation (Registrant)
November 6, 2012	/s/Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(75)