Form 10-K
period 2012-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 2013-02-26
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 1-6461

General Electric Capital Corporation (Exact name of registrant as specified in charter)

Delaware		13-1500700
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

901 Main Avenue, Norwalk, CT	06851-1168	203/840-6300
(Address of principal executive offices)	(Zip Code)	(Registrant’s Telephone No., including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
4.875% Notes Due October 15, 2052 6.50% GE Capital InterNotes Due August 15, 2048 4.875% Notes Due January 29, 2053 7½% Guaranteed Subordinated Notes Due August 21, 2035		New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

At February 15, 2013, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2012, are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

(2)

PART I

Item 1. Business.

General Electric Capital Corporation

General Electric Capital Corporation (GE Capital or GECC) was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. Until November 1987, our name was General Electric Credit Corporation. On July 2, 2001, we changed our state of incorporation to Delaware. As of December 31, 2012, all of our outstanding common stock was wholly-owned by General Electric Company (GE Company or GE). Financing and services offered by GE Capital are diversified, a significant change from the original business of GE Capital, which was, financing distribution and sale of consumer and other GE products. Currently, GE manufactures few of the products financed by GE Capital.

We operate in five segments described in the Operating Segments Section beginning on page 4. These operations are subject to a variety of regulations in their respective jurisdictions. Our operations are located in North America, South America, Europe, Australia and Asia.

Our principal executive offices are located at 901 Main Avenue, Norwalk, CT 06851-1168. At December 31, 2012, our employment totaled approximately 50,000.

On February 22, 2012, our former parent, General Electric Capital Services, Inc. (GECS), merged with and into GECC. The merger simplified GE’s financial services’ corporate structure by consolidating financial services entities and assets within our organization and simplifying Securities and Exchange Commission and regulatory reporting. Upon completion of the merger, (i) all outstanding shares of GECC common stock were cancelled, (ii) all outstanding GECS common stock and all GECS preferred stock held by GE were converted into an aggregate of 1,000 shares of GECC common stock, and (iii) all treasury shares of GECS and all outstanding preferred stock of GECS held by GECC were cancelled. As a result, GECC became the surviving corporation, assumed all of GECS’ rights and obligations and became wholly-owned directly by GE.

Because both GECS and GECC were wholly-owned either directly or indirectly by GE, the merger was accounted for as a transfer of assets between entities under common control. Transfers of net assets or exchanges of shares between entities under common control are accounted for at historical value, and as if the transfer occurred at the beginning of the period. Prior period results are retrospectively adjusted to furnish comparative information. GECC’s continuing operations now include the run-off insurance operations previously held and managed in our former parent, GECS, and which are reported in corporate items and eliminations. The operating businesses that are reported as segments, including CLL, Consumer, Real Estate, Energy Financial Services and GECAS, are not affected by the merger. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-K Report relate to the entity or segment as they exist subsequent to the February 22, 2012 merger.

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

(3)

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations; the impact of conditions in the financial and credit markets on the availability and cost of our funding and on our ability to reduce our asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (GE Money Japan); pending and future mortgage securitization claims and litigation in connection with WMC, which may affect our estimates of liability, including possible loss estimates; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the adequacy of GE’s cash flows and earnings and other conditions which may affect GE’s ability to pay its quarterly dividend at the planned level or to repurchase shares at planned levels; our ability to pay dividends to GE at the planned level; GE’s ability to convert pre-order commitments into orders; the level of demand and financial performance of the major industries GE serves, including, without limitation, air and rail transportation, energy generation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; GE’s capital allocation plans, as such plans may change and affect planned share repurchases and strategic actions, including acquisitions, joint ventures and dispositions; our success in completing announced transactions and integrating acquired businesses; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. We do not undertake to update our forward-looking statements.

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

GE Capital businesses offer a broad range of financial services and products worldwide for businesses of all sizes. Services include commercial loans and leases, fleet management, financial programs, home loans, credit cards, personal loans and other financial services. GE Capital also develops strategic partnerships and joint ventures that utilize GE’s industry-specific expertise in aviation, energy, infrastructure and healthcare to capitalize on market-specific opportunities.

During 2012, GE Capital provided approximately $107 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $96 billion of credit to approximately 57 million U.S. consumers. GE Capital provided credit to approximately 37,100 new commercial customers and 34,000 new small businesses in the U.S. during 2012 and ended the period with outstanding credit to more than 243,000 commercial customers and 201,000 small businesses through retail programs in the U.S.

We have communicated our goal of reducing our ending net investment (ENI). To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses that are underperforming or that are deemed to be non-strategic. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

We also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

(4)

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

We operate in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Competition related to our lending and leasing operations is based on price, that is, interest rates and fees, as well as deal structure and terms. In recent years, there has been a disruption in the capital markets and in access to and availability of capital as well as the exit of some competitors. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital funding, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the ability to reduce costs through technology and productivity.

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

In January 2013, we acquired the deposit business of MetLife Bank, N.A., which is an online banking platform with approximately $6.4 billion in U.S. retail deposits that will allow us to better serve our customers.

In 2011, we entered into agreements to sell our Consumer Singapore business and our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and classified them as discontinued operations. Both dispositions were completed during 2011.

In the first quarter of 2011, we sold a substantial portion of our Garanti Bank equity investment. During 2012, we sold our remaining equity interest in Garanti Bank, which was classified as an available-for-sale security.

In 2010, we entered into agreements to sell our U.S. recreational vehicle and marine equipment financing portfolio (Consumer RV Marine) and Consumer Mexico and classified them as discontinued operations. Both dispositions were completed during 2011.

In 2010, we committed to sell our Consumer business in Canada, which was completed during 2011; in 2010, we also purchased sales finance portfolios from Citi Retail Partner Cards, which provides consumer financing programs and related services to small to mid-sized retailers and dealers.

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

(5)

Real Estate

Real Estate offers a range of capital and investment solutions, including equity capital for acquisition or development, as well as fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels and industrial properties. Our typical real estate loans are intermediate term, senior, fixed or floating-rate, and are secured by existing income-producing commercial properties. We invest in, and provide restructuring financing for, portfolios of commercial mortgage loans, limited partnerships and tax-exempt bonds.

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

In 2012, we completed the sale of a portion of our Business Properties portfolio (Business Property), including certain commercial loans, the origination and servicing platforms and the servicing rights on loans previously securitized by GECC. The portion retained comprises our owner occupied/credit tenant portfolio.

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

GECC Corporate Items and Eliminations

GECC Corporate Items and Eliminations primarily include unallocated Treasury and Tax operations; Trinity, a group of run-off sponsored special purpose entities; the effects of eliminating transactions between GE Capital’s five operating businesses; results of our run-off insurance operations remaining in continuing operations attributable to GECC; unallocated corporate costs; and certain non-allocated amounts determined by the GECC Chairman.

(6)

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), BAC Credomatic GECF Inc. (BAC) (our Central American bank and card business), Consumer RV Marine, Consumer Mexico, Consumer Singapore, Australian Home Lending and Consumer Ireland.

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

Regulations and Competition

Our activities are subject to a variety of U.S. federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers on retail loan transactions, installment loans and revolving credit financing. Our insurance activities are regulated by various state insurance commissions and non-U.S. regulatory authorities. We are a savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). The FRB has recently finalized a regulation that requires certain organizations it supervises to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this proposed regulation to GECC is not yet determined; however, the FRB has indicated that it expects to extend these requirements to large savings and loan holding companies through separate rulemaking or by order. While GECC is not yet subject to this regulation, GECC’s capital allocation planning is still subject to FRB review. The FRB recently proposed regulations to revise and replace its current rules on capital adequacy and we have taken the proposed regulations into consideration in our current capital planning. The proposed regulations would apply to savings and loan holding companies like GECC. The transition period for achieving compliance with the proposed regulations following final adoption is unclear. As expected, the U.S. Financial Stability Oversight Council (FSOC) recently notified GECC that it is under consideration for a proposed determination as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. While not final, such a determination would subject GECC to proposed enhanced supervisory standards.

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

(7)

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

We operate in virtually every part of the world and serve customers in more than 100 countries. In 2012, approximately 43% of our revenue was attributable to activities outside the United States. Our operations are subject to the effects of global competition and geopolitical risks. They are also affected by local economic environments, including inflation, recession, currency volatility and actual or anticipated default on sovereign debt. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these global economic and political risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation may decrease or become even more costly as a result of more volatile market conditions.

We are subject to a wide variety of laws, regulations and government policies that may change in significant ways.

Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, U.S. and non-U.S. governments are undertaking a substantial revision of the regulation and supervision of bank and non-bank financial institutions, consumer lending, the over-the-counter derivatives market and tax laws and regulations, which changes may have an effect on GE’s and GE Capital’s structure, operations, liquidity, capital requirements, effective tax rate and performance. For example, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, GE Capital is subject to prudential oversight by the Federal Reserve, which subjects us to increased and evolving regulatory requirements. We are also subject to a number of trade control laws and regulations that may affect our ability to sell our products in global markets. In addition, we are subject to regulatory risks from laws that reduce the allowable lending rate or limit consumer borrowing, local capital requirements that may increase the risk of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with non-U.S. financial institutions in global markets. This provision, which had expired at the end of 2011, was reinstated in January 2013 retroactively for two years through the end of 2013. This provision also had been scheduled to expire and had been extended by Congress on six previous occasions, but there can be no assurance that it will continue to be extended. In the event the provision is not extended after 2013, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2014. In addition, efforts by public and private sectors to control the growth of healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of our products by healthcare providers. Continued government scrutiny, including reviews of the U.S. Food and Drug Administration (U.S. FDA) medical device pre-market authorization and post-market surveillance processes, may impact the requirements for marketing GE’s products and slow its ability to introduce new products, resulting in an adverse impact on GE’s business. Furthermore, we have been, and expect to continue, participating in U.S. and international governmental programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.

(8)

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

The success of our business depends on achieving our strategic objectives, including through acquisitions, joint ventures, dispositions and restructurings.

With respect to acquisitions, joint ventures and restructuring actions, we may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, we may not achieve anticipated cost savings from restructuring actions, which could result in lower margin rates. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We also continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.

Sustained increases in costs of pension and healthcare benefits may reduce GE’s profitability.

Our results of operations may be positively or negatively affected by the amount of income or expense GE records for its defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions GE uses to estimate pension expense for 2013 are the discount rate and the expected long-term rate of return on the plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Accumulated gains (losses) – net, Benefit plans. At the end of 2012, the GE Pension Plan was underfunded, on a U.S. GAAP basis, by $13.3 billion, and the GE Supplementary Pension Plan, an unfunded plan, had a projected benefit obligation of $5.5 billion. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash GE would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash GE would be required to contribute to pension plans. In addition, upward pressure on the cost of providing healthcare benefits to current employees and retirees may increase future funding obligations. Although GE has actively sought to control increases in these costs, there can be no assurance that GE will succeed in limiting cost increases, and continued upward pressure could reduce GE’s profitability.

(9)

Conditions in the financial and credit markets may affect the availability and cost of funding.

As disclosed in more detail in the Liquidity and Borrowings section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report, a large portion of our borrowings is in the form of commercial paper and long-term debt. We continue to rely on the availability of the unsecured debt markets to access funding for term and commercial paper maturities for 2013 and beyond and to fund our operations without incurring additional U.S. tax. In addition, we rely on the availability of the commercial paper markets to refinance maturing commercial paper debt throughout the year. In order to further diversify our funding sources, GE Capital continues to expand its reliance on alternative sources of funding, including bank deposits, securitizations and other asset-based funding. There can be no assurance that we will succeed in increasing the diversification of our funding sources or that the short and long-term credit markets will be available or, if available, that the cost of funding will not substantially increase and affect our overall profitability. Factors that may affect the availability of funding or cause an increase in our funding costs include: a decreased reliance on short-term funding, such as commercial paper, in favor of longer-term funding arrangements; decreased capacity and increased competition among debt issuers; increased competition for deposits in our affiliate banks’ markets; and potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations. If GE Capital’s cost of funding were to increase, it may adversely affect its competitive position and result in lower net interest margins, earnings and cash flows as well as lower returns on its shareowner’s equity and invested capital.

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

In addition, GE Capital has exposure to many different industries and counterparties, including sovereign governments, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of our counterparty or client. In addition, GE Capital’s credit risk may be increased when the value of collateral held cannot be realized through sale or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us. GE Capital also has exposure to these financial institutions in the form of cash on deposit and unsecured debt instruments held in its investment portfolios. GE Capital has policies relating to credit rating requirements and to exposure limits to counterparties (as described in Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report), which are designed to limit credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of financial assets would not materially and adversely affect GE Capital’s business, financial position and results of operations.

The real estate markets in which GE Capital participates are highly dependent on economic conditions, the deterioration of which may adversely affect GE Capital’s business, financial position and results of operations.

GE Capital participates in the commercial real estate market in two ways: we provide financing for the acquisition, refinancing and renovation of various types of properties, and, in a limited number of markets, we also acquire equity positions in various types of properties or real estate investments. The profitability of real estate investments is largely dependent upon the economic conditions in specific geographic markets in which the properties are located and the perceived value of those markets at the time of sale. The level of transactions for real estate assets continues to remain below historical norms in several markets in which we operate. High levels of unemployment, slowdown in business activity, excess inventory capacity and limited availability of credit may continue to adversely affect the value of real estate assets and collateral to real estate loans GE Capital holds. Under current market and credit conditions, there can be no assurance as to the level of sales GE Capital will complete or the net sales proceeds we will realize. Also, occupancy rates and market rent levels may worsen, which may result in impairments to the carrying value of equity investments or increases in the allowance for loan losses on commercial real estate loans.

(10)

GE Capital is also a residential mortgage lender in certain geographic markets outside the United States that have been, and may continue to be, adversely affected by declines in real estate values and home sale volumes, job losses, government austerity measures and mandated programs, consumer bankruptcies and other factors that may negatively impact the credit performance of our mortgage loans. Our allowance for loan losses on these mortgage loans is based on our analysis of current and historical delinquency, property values and loan performance, as well as other management assumptions that may be inaccurate predictors of credit performance in this environment. There can be no assurance that, in this environment, credit performance will not be materially worse than anticipated and, as a result, materially and adversely affect GE Capital’s business, financial position and results of operations.

Failure to maintain our credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. As of December 31, 2012, GE and GECC’s long-term unsecured debt credit rating from Standard and Poor’s Ratings Service (S&P) was AA+ (the second highest of 22 rating categories) with a stable outlook. The long-term unsecured debt credit rating from Moody’s Investors Service (Moody’s) for GE was Aa3 (the fourth highest of 21 rating categories) and for GECC was A1 (the fifth highest of 21 credit ratings), both with stable outlooks. As of December 31, 2012, GE and GECC’s short-term credit rating from S&P was A-1+ (the highest rating category of six categories) and from Moody’s was P-1 (the highest rating category of four categories). There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt and derivative instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.

Current conditions in the global economy and the major industries we serve also may materially and adversely affect the business and results of operations of GE’s non-financial businesses.

The business and operating results of GE’s industrial businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, energy generation, healthcare, home building and other major industries GE serves. As a result of slower global economic growth, the credit market crisis, declining consumer and business confidence, continued high unemployment levels, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies, government deficit reduction and austerity measures, including sequestrations, and other challenges affecting the global economy, some of GE’s government and non-government customers have experienced deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase GE’s products and services, including large infrastructure projects, and may not be able to fulfill their obligations to GE in a timely fashion. In particular, the airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended period of slow growth in the U.S. or internationally that results in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations or customer dynamics such as early aircraft retirements could affect GE’s ability to fully recover its contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to GE. If slower growth in the global economy continues for a significant period or there is additional significant deterioration in the global economy, GE’s results of operations, financial position and cash flows could be materially adversely affected.

(11)

Increased IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.

Increased global IT security vulnerabilities, threats and more sophisticated and targeted IT-related attacks pose a risk to the security of our and our customers’ and suppliers’ systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to additional known or unknown threats. We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our customers, suppliers and third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

GE may face operational challenges that could have a material adverse effect on our business, reputation, financial position and results of operations, and we are dependent on maintenance of existing product lines, market acceptance of new product introductions and product innovations for continued revenue growth.

GE produces highly sophisticated products and provides specialized services for both GE and third-party products that incorporate or use leading-edge technology, including both hardware and software. While GE has built extensive operational processes to ensure that the design, manufacture and servicing of such products meet the most rigorous quality standards, there can be no assurance that GE or its customers or other third-parties will not experience operational process failures or other problems, including through intentional acts, that could result in potential product, safety, regulatory or environmental risks. Such operational failures or quality issues could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, the markets in which we operate are subject to technological change and require skilled talent. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to customize products, to respond to technological change and to execute our product development in line with GE’s projected cost estimates.

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

(12)

Significant raw material shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs and adversely impact the competitive positions of GE’s products.

GE’s reliance on third-party suppliers, contract manufacturers and service providers, and commodity markets to secure raw materials, parts, components and sub-systems used in its products exposes GE to volatility in the prices and availability of these materials, parts, components, systems and services. Some of these suppliers or their sub-suppliers are limited- or sole-source suppliers. A disruption in deliveries from GE’s third-party suppliers, contract manufacturers or service providers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities, including as a result of catastrophic events, could have an adverse effect on GE’s ability to meet its commitments to customers or increase its operating costs. Quality and sourcing issues experienced by third-party providers can also adversely affect the quality and effectiveness of GE’s products and services and result in liability and reputational harm.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business from various facilities, most of which are leased. The locations of our primary facilities are described in Item 1. “Business” of this Form 10-K Report.

Item 3. Legal Proceedings.

As previously reported, in March and April 2009, shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints, which have now been consolidated, seek unspecified damages based on allegations related to statements regarding the GE dividend and projected losses and earnings for GECC in 2009. In January 2012, the District Court granted in part, and denied in part, our motion to dismiss. In April 2012, the District Court granted a portion of our motion for reconsideration, resulting in the dismissal of plaintiffs’ claims under the Securities Act of 1933. In July 2012, the District Court denied plaintiffs’ motion seeking to amend their complaint to include the alleged claims under the Securities Act of 1933. In January 2013, plaintiffs attempted unsuccessfully to file a new amended complaint. We have filed a motion for judgment on the pleadings.

As also previously reported, in March 2010, a shareholder derivative action was filed in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaint seeks unspecified damages and principally alleges breaches of fiduciary duty and other causes of action related to the GE dividend and SEC matter which GE resolved in August 2009 and alleged mismanagement of our financial services businesses. In September 2011, our motion to dismiss was granted. In June 2012, plaintiff’s motion to file an amended complaint was denied. The plaintiff has filed an appeal.

As also previously reported, in February and March 2012, two shareholder derivative actions were filed in New York Supreme Court naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints seek unspecified damages and principally allege breaches of fiduciary duty and other causes of action related to 2009 earnings forecasts for GE Capital, changes in the GE dividend and GE’s credit rating in 2009 and GE’s 2008 commercial paper program. In June 2012, these two cases were consolidated into a single action. GE filed a motion to dismiss the consolidated action in December 2012.

We sold WMC, our U.S. mortgage business, in 2007. WMC substantially discontinued all new loan originations in 2007, and was not a loan servicer. In connection with the sale, WMC retained certain representation and warranty obligations related to loans sold to third parties prior to the disposal of the business.

WMC is a party to 15 lawsuits relating to mortgage loan repurchase claims. The adverse parties in these cases are trustees to private label residential mortgage-backed securitization trusts or parties claiming to act on their behalf. While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages.

(13)

Four WMC cases are pending in the United States District Court for the District of Connecticut. All of these cases were initiated in 2012, including two in the fourth quarter. Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in three cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case. The Deutsche Bank complaints assert claims on approximately $2,700 million of mortgage loans and seek to recover damages on these loans in excess of approximately $1,300 million. The Law Debenture complaint asserts claims on approximately $1,000 million of mortgage loans, and seeks to recover damages on these loans in excess of approximately $425 million. GECC was initially named a defendant in each of the Connecticut cases and has been dismissed from all of those cases without prejudice.

Seven WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), of which four were initiated by WMC seeking declaratory judgment. Six of these cases were filed in 2012 (including one in the fourth quarter), and one was filed in 2011. The Minnesota cases involve claims on approximately $1,800 million of mortgage loans and do not specify the amount of damages plaintiffs seek to recover.

One WMC case is pending in New York State Supreme Court and was initiated in the fourth quarter 2012.  This action was filed by BNY and names as defendants WMC, GECC, J.P. Morgan Mortgage Acquisition Corp., and JPMorgan Chase Bank, N.A.  This case arises from the same securitization as one of the Minnesota cases.  BNY asserts claims on approximately $1,900 million of mortgage loans, and seeks to recover damages in excess of $550 million.

Three WMC cases are pending in the United States District Court for the Southern District of New York. One case in which the plaintiff is The Bank of New York Mellon (BNY) was filed in the third quarter 2012, asserts claims on approximately $800 million of mortgage loans, and seeks to recover damages in excess of $278 million. Two of the cases were filed by the Federal Housing Finance Agency (FHFA), claiming to act on behalf of a securitization trustee, in the fourth quarter 2012. The summonses with notice filed by the FHFA do not allege the amount of loans at issue in the cases or allege the amount of any damages.

The amounts of the mortgage loans at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Of the mortgage loans involved in these lawsuits, approximately $3,800 million were included in WMC’s pending claims at December 31, 2012. The claims relating to other mortgage loans not included in WMC’s pending claims consist of sampling-based claims in two cases on approximately $900 million of mortgage loans and, in six cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $3,100 million of mortgage loans. See Note 2 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information.

GECC is reporting the following matter in compliance with SEC requirements to disclose environmental proceedings where the government is a party potentially involving monetary sanctions of $100,000 or greater:

As previously reported, in June 2008, EPA issued a notice of violation and in January 2011 filed a complaint alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The Pennsylvania Department of Environmental Protection, the New York Attorney General’s Office and the New Jersey Department of Environmental Protection have intervened in the EPA case. The plant is operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by subsidiaries of GECC and one other entity. EME Homer City Generation L.P. has entered into an agreement with Homer City Generation L.P., a subsidiary of GECC, to transfer the operational control of the plant to Homer City Generation L.P. upon satisfaction of certain conditions. The complaints did not indicate a specific penalty amount but make reference to statutory fines. In October 2011, the U.S. District Court for the Western District of Pennsylvania granted a motion to dismiss the matter with prejudice with regard to all federal counts, and with leave to re-file in state court for the non-federal counts. On December 8, 2011, EPA filed notice of its intent to appeal. NY, NJ and PA filed similar notices on December 9, 2011.

Item 4. Mine Safety Disclosures.

Not applicable.

(14)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

See Note 11 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Our common stock is owned entirely by General Electric Company and, therefore, there is no trading market in such stock.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

(Dollars in millions)	2012		2011		2010		2009	2008

Revenues	$46,039		$49,068		$49,856		$51,776	$68,541
Earnings from continuing operations
attributable to GECC	7,401		6,584		3,120		1,253	7,470
Earnings (loss) from discontinued
operations, net of taxes attributable to GECC	(1,186)		(74)		(965)		162	(415)
Net earnings attributable to GECC	6,215		6,510		2,155		1,415	7,055
Net earnings attributable to GECC common shareowner	6,092		6,510		2,155		1,415	7,055
Shareowners' equity	81,890		77,110		68,984		70,833	53,279
Short-term borrowings	95,940		136,333		118,797		130,754	159,904
Non-recourse borrowings of consolidated
securitization entities	30,123		29,258		30,018		3,622	4,464
Bank deposits	46,461		43,115		37,298		33,519	36,854
Long-term borrowings	224,776		234,391		284,407		325,429	311,523
Return on average shareowners' equity(a)	9.06%		9.57%		5.72%		2.66%	15.74%
Ratio of earnings to fixed charges	1.62		1.51		1.12		0.82	1.23
Ratio of debt to equity at GECC	4.85:1	(b)	5.75:1	(b)	6.82:1	(b)	6.96:1	9.62:1
Financing receivables - net	268,951		288,847		311,606		316,358	352,627
Total assets	$539,223		$584,536		$605,255		$650,372	$661,009

(a)
Represents earnings from continuing operations before accounting changes divided by average total shareowners’ equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowners’ equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2012, is described in the Supplemental Information section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

(b)	Ratios of 3.66:1, 4.23:1 and 5.25:1 for 2012, 2011 and 2010, respectively, net of cash and equivalents and with classification of hybrid debt as equity.

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

We present Management’s Discussion of Operations in four parts: Overview of Our Earnings from 2010 through 2012, Global Risk Management, Segment Operations and Geographic Operations. Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations attributable to General Electric Capital Corporation (GE Capital or GECC) simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

(15)

On February 22, 2012, our parent, General Electric Capital Services, Inc. (GE Capital Services or GECS) was merged with and into, GECC. The merger simplified General Electric Company’s (GE Company or GE) financial services’ corporate structure by consolidating financial services entities and assets within its organization and simplifying Securities and Exchange Commission and regulatory reporting. As a result, GECC became the surviving corporation and assumed all of GECS’ rights and obligations and became wholly-owned directly by GE. GECC’s continuing operations now include the run-off insurance operations previously held and managed in GECS, and which are reported in corporate items and eliminations. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-K Report relate to the entity or segment as they exist subsequent to the February 22, 2012 merger.

Overview of Our Earnings from 2010 through 2012

Our earnings increased to $7.4 billion in 2012 and $6.6 billion in 2011 due to the continued stabilization in the overall economic environment. Increased stability in the financial markets has contributed to lower losses and a significant increase in segment profit in 2012 and 2011. GE also reduced the GE Capital ending net investment (ENI), excluding cash and equivalents, from $513 billion at January 1, 2009 to $419 billion at December 31, 2012. We are a diversely funded and smaller, more focused finance company with strong positions in several commercial mid-market and consumer financing segments.

Commercial Lending and Leasing (CLL) (37% and 35% of total three-year revenues and segment profit, respectively) earnings decreased by $0.3 billion in 2012, primarily due to lower ENI, and increased by $1.2 billion in 2011, reflecting lower delinquencies, losses and impairments. CLL continues to originate at consistent returns and apply its disciplined risk management practices while integrating acquisitions to the portfolio and reducing costs through technology and productivity in order to grow in 2013 and beyond by reinvesting in higher returning core businesses. During 2011, we completed the sale of our CLL marine container leasing business, which consists of our controlling interests in the GE SeaCo joint venture along with other owned marine container assets, and our CLL trailer fleet services business in Mexico.

Consumer (34% and 50% of total three-year revenues and total segment profit, respectively) earnings decreased by $0.5 billion in 2012, primarily due to the absence of the 2011 gain on the Garanti Bank transaction and higher provisions for losses on financing receivables, and increased by $1.1 billion in 2011, reflecting lower delinquencies, losses and impairments. In response to the credit market decline that started in 2008, Consumer continued to reassess strategic alternatives and tighten underwriting, increased focus on collection effectiveness and adjusted reserve levels in response to when it is probable that losses have been incurred in the respective portfolios. During 2012, we used a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period in our U.S. Installment and Revolving Credit portfolio. This resulted in a higher provision for losses on financing receivables, which is reflected in our earnings performance. Also, during 2012, we completed the sale of our Consumer Ireland business. During 2011, we completed the sale of our U.S. recreational vehicle and marine equipment finance business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and our Consumer business in Canada. Also, during 2011, we sold a substantial portion of our Garanti Bank equity investment and recorded a pre-tax gain of $0.7 billion. During 2012, we sold our remaining equity interest in Garanti Bank, which was classified as an available-for-sale security. During 2010, we completed the sale of our Central American bank and card business, BAC Credomatic GECF, Inc. (BAC).

Real Estate (8% and (10)% of total three-year revenues and total segment profit, respectively) earnings increased by $1.7 billion and $0.8 billion in 2012 and 2011, respectively. In response to the real estate and credit market decline that began in 2008, Real Estate re-aligned its business strategy to a longer-term hold model utilizing its operating skills and global asset management resources to maximize existing portfolio value. During 2012, we completed the sale of a portion of our Business Properties portfolio (Business Property), including certain commercial loans, the origination and servicing platforms and the servicing rights on loans previously securitized by GECC. During 2012, commercial real estate markets continued to show signs of improved stability resulting in increased transaction volume; however, the pace of improvement varied significantly by asset class and market and the long-term outlook remains uncertain. Given the current market conditions, there continues to be risk and uncertainty surrounding commercial real estate values, and despite indications of some market improvement, real estate liquidity remains limited in certain markets. Slow economic recovery could result in a continuation of elevated delinquency levels, provisions for losses on financing receivables and real estate investment impairments, which could result in further earnings declines.

(16)

Energy Financial Services (3% and 6% of total three-year revenues and total segment profit, respectively) earnings decreased by an insignificant amount in 2012 after increasing by $0.1 billion in 2011. Energy Financial Services has over $19 billion in energy investments, often financed for 20 to 30 year terms, about 15% of its assets are held outside of the U.S.

GE Capital Aviation Services (GECAS) (11% and 19% of total three-year revenues and total segment profit, respectively) is a leader in commercial aircraft leasing and finance. In a competitive and challenging environment, this business’ earnings increased by $0.1 billion in 2012 after decreasing by an insignificant amount in 2011. At December 31, 2012, we owned 1,535 commercial aircraft, of which all but two were on lease, and we held $26.8 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 91 aircraft ($4.0 billion list price) scheduled for delivery in 2013, all under agreement to commence operations with commercial airline customers.

Overall, acquisitions contributed $0.1 billion, $0.3 billion and $0.2 billion to total revenues in 2012, 2011 and 2010, respectively. Our earnings included an insignificant amount, $0.1 billion and $0.1 billion in 2012, 2011 and 2010, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our ongoing results through lower revenues of $0.6 billion, $1.1 billion and $2.1 billion in 2012, 2011 and 2010, respectively. This resulted in lower earnings of $0.1 billion, an insignificant amount and $0.3 billion in 2012, 2011 and 2010, respectively.

Significant matters relating to our Statement of Earnings are explained below.

Discontinued Operations. Consistent with our goal of reducing GECC ENI and focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk, in 2012, we sold Consumer Ireland. Discontinued operations also includes GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), BAC, Consumer RV Marine, Consumer Mexico, Consumer Singapore and Australian Home Lending. All of these operations were previously reported in the Consumer segment.

We reported the operations described above as discontinued operations for all periods presented. For further information about discontinued operations, see the Discontinued Operations section in this Item and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Interest on borrowings amounted to $11.7 billion, $13.9 billion and $14.5 billion in 2012, 2011 and 2010, respectively. Average borrowings declined from 2011 to 2012 and from 2010 to 2011, in line with changes in average assets. Interest rates have decreased over the three-year period primarily attributable to declining global benchmark interest rates. Our average borrowings were $421.9 billion, $452.7 billion and $472.0 billion in 2012, 2011 and 2010, respectively. Our average composite effective interest rate was 2.8% in 2012, 3.1% in 2011 and 3.1% in 2010. In 2012, our average assets of $562.1 billion were 5% lower than in 2011, which in turn were 3% lower than in 2010. See the Liquidity and Borrowings section for a discussion of liquidity, borrowings and interest rate risk management.

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

(17)

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes in U.S. or foreign law, including the expiration of the U.S. tax law provision deferring tax on active financial services income, as discussed in Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

Our benefits from lower taxed global operations were higher at $1.5 billion in 2012 principally because of the realization of benefits for prior year losses and a decrease in current year losses for which there was not a full tax benefit. To the extent global interest rates and operating income increase we would expect tax benefits to increase, subject to management’s intention to indefinitely reinvest those earnings.

Our benefit from lower taxed global operations included the effect of the lower foreign tax rate on our indefinitely reinvested non-U.S. earnings which provided a tax benefit of $0.9 billion in 2012 and $1.3 billion in 2011. The tax benefit from non-U.S. income taxed at a local country rather than the U.S. statutory tax rate is reported in the effective tax rate reconciliation in the line “Tax on global activities including exports.”

Our benefit from lower-taxed global operations included the effect of the lower foreign tax rate on our indefinitely reinvested non-U.S. earnings which provided a tax benefit of $1.3 billion in 2011 and $1.5 billion in 2010. The tax benefit from non-U.S. income taxed at a local country rather than the U.S. statutory tax rate is reported in the effective tax rate reconciliation in the line “Tax on global activities including exports.”

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE’s tax payments are due. The effect of GECC on the amount of the consolidated tax liability from the formation of the NBC Universal (NBCU) joint venture will be settled in cash no later than when GECC tax deductions and credits otherwise would have reduced the liability of the group absent the tax on joint venture formation.

Our effective tax rate was 6.2% in 2012, compared with 11.8% in 2011 and (45.8)% in 2010. Comparing a tax benefit to pre-tax income resulted in a negative tax rate in 2010. Our tax expense of $0.5 billion in 2012 decreased by $0.4 billion from $0.9 billion in 2011. The lower 2012 tax expense resulted principally from the benefit attributable to the high-tax basis in the entity sold in the Business Property disposition ($0.3 billion), increased benefits from low-taxed global operations ($0.3 billion) and the absence of the 2011 high-taxed disposition of Garanti Bank ($0.1 billion). Partially offsetting the decrease in tax expense was the absence in 2012 of the 2011 benefit from resolution of the 2006-2007 Internal Revenue Service (IRS) audit ($0.2 billion) which is reported in the caption “All other-net” in the effective tax rate reconciliation in Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, and from higher pre-tax income in 2012 than in 2011, which increased pre-tax income $0.3 billion and increased the expense ($0.1 billion).

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted and the law extended several provisions, including a two year extension of the U.S. tax provision deferring tax on active financial services income retroactive to January 1, 2012. Under accounting rules, a tax law change is taken into account in calculating the income tax provision in the period in which enacted. Because the extension was enacted into law after the end of 2012, tax expense for 2012 does not reflect retroactive extension of expired provisions.

Our effective tax rate was 11.8% in 2011, compared with (45.8)% in 2010. Comparing a tax benefit to pre-tax income resulted in a negative tax rate in 2010. The GECC tax expense of $0.9 billion in 2011 increased by $1.9 billion from a $1.0 billion benefit in 2010. The higher 2011 tax expense resulted principally from higher pre-tax income in 2011 than in 2010 of $5.5 billion, which increased the tax expense ($1.9 billion). Also increasing the expense was a benefit from resolution of the 2006-2007 Internal Revenue Service (IRS) audit ($0.2 billion) that was less than the benefit from resolution of the 2003-2005 IRS audit ($0.3 billion) both of which are reported in the caption “All other-net” in the effective tax rate reconciliation in Note10 to the consolidated financial statements.

(18)

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

Risk assessment and risk management are the responsibility of management. The GE Board of Directors (Board) has oversight for risk management with a focus on the most significant risks facing the company, including strategic, operational, financial and legal and compliance risks. At the end of each year, management and the Board jointly develop a list of major risks that GE plans to prioritize in the next year. Throughout the year, the Board and the committees to which it has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic, operational and reputational risks are presented and discussed in the context of the CEO’s report on operations to the Board at regularly scheduled Board meetings and at presentations to the Board and its committees by the vice chairmen, Chief Risk Officer (CRO), general counsel and other employees. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

•
The Risk Committee of the GE Board (GE Risk Committee) oversees GE’s risk management of key risks, including strategic, operational (including product risk), financial (including credit, liquidity and exposure to broad market risk) and reputational risks, and the guidelines, policies and processes for monitoring and mitigating such risks. The GE Risk Committee also oversees risks related to GE Capital and jointly meets with the GECC Board of Directors (GECC Board) at least four times a year.

•
The Audit Committee oversees GE’s and GE Capital’s policies and processes relating to the financial statements, the financial reporting process, compliance and auditing. The GE Audit Committee monitors ongoing compliance issues and matters, and also semi-annually conducts an assessment of compliance issues and programs. The Audit Committee jointly meets with the GECC Board once a year.

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

•	The Nominating and Corporate Governance Committee oversees risk related to the company’s governance structure and processes and risks arising from related-person transactions.

The GE Board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include standardized reviews of long-term strategic and operational planning; executive development and evaluation; code of conduct compliance under GE’s The Spirit & The Letter; regulatory compliance; health, safety and environmental compliance; financial reporting and controllership; and information technology and security. GE’s CRO is responsible for overseeing and coordinating risk assessment and mitigation on an enterprise-wide basis. The CRO leads the Corporate Risk Function and is responsible for the identification of key business risks, providing for appropriate management of these risks within GE Board guidelines, and enforcement through policies and procedures. Management has two committees to further assist it in assessing and mitigating risk. The Corporate Risk Committee (CRC) meets at least four times per year, is chaired by the CRO and comprises the Chairman and CEO, vice chairmen, general counsel and other senior level business and functional leaders. It has principal responsibility for evaluating and addressing risks escalated to the CRO and Corporate Risk Function. The Policy Compliance Review Board met 16 times in 2012, is chaired by the company’s general counsel and includes the Chief Financial Officer and other senior level functional leaders. It has principal responsibility for monitoring compliance matters across the company.

GE's Corporate Risk Function leverages the risk infrastructures in each of our businesses, which have adopted an approach that corresponds to the company’s overall risk policies, guidelines and review mechanisms. Our risk infrastructure operates at the business and functional levels and is designed to identify, evaluate and mitigate risks within each of the following categories:

(19)

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

GE Capital Risk Management and Oversight

GE Capital acknowledges risk-taking as a fundamental characteristic of providing financial services. It is inherent to its business and arises in lending, leasing and investment transactions undertaken by GE Capital. GE Capital operates within the parameters of its established risk appetite in pursuit of its strategic goals and objectives.

GE Capital has robust risk infrastructure and processes to manage risks related to its businesses, and the GE Corporate Risk Function relies upon them in fulfilling its mission.

The GE Risk Committee was established to oversee GE Capital’s risk appetite, risk assessment and management processes. The GECC Board oversees the GE Capital risk management framework, and approves all significant acquisitions and dispositions as well as significant borrowings and investments. The GECC Board exercises oversight of investment activities in the business units through delegations of authority. All participants in the GE Capital risk management process must comply with approval limits established by the GECC Board.

(20)

The Enterprise Risk Management Committee (ERMC), which comprises the most senior leaders in GE Capital as well as the GE CRO, oversees the implementation of GE Capital’s risk appetite, and senior management’s establishment of appropriate systems (including policies, procedures, and management committees) to ensure enterprise risks are effectively identified, measured, monitored, and controlled. Day-to-day risk oversight for GE Capital is provided by an independent global risk management organization that includes the GE Capital corporate function in addition to independent risk officers embedded in the individual business units.

GE Capital’s risk management approach rests upon three major tenets: a broad spread of risk based on managed exposure limits; senior secured commercial financings; and a hold-to-maturity model with transactions underwritten to “on-book” standards. Dedicated risk professionals across the businesses include underwriters, portfolio managers, collectors, environmental or engineering specialists, and specialized asset managers. The senior risk officers have, on average, over 25 years of experience.

GE Capital manages all risks relevant to its business environment, which if materialized, could prevent GE Capital from achieving its risk objectives and/or result in losses. These risks are defined as GE Capital’s Enterprise Risk Universe, which includes the following risks: strategic, liquidity, credit and investment, market and operational (including financial, compliance, information technology, human resources and legal). Reputational risk is considered and managed across each of the categories. GE Capital continues to make significant investments in resources to enhance its evolving risk management infrastructure.

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

The Enterprise Risk Appetite is presented to the GECC Board and the GE Risk Committee for review and approval at least annually. On a quarterly basis, the status of GE Capital’s performance against these limits is reviewed by the GE Risk Committee.

GE Capital monitors its capital adequacy including through economic capital, regulatory capital and enterprise stress testing methodologies. GE Capital’s economic capital methodology uses internal models to estimate potential unexpected losses across different portfolios with a confidence interval equivalent to an AA agency rating. Although GE Capital is not currently subject to risk-based capital standards, GE Capital estimates capital adequacy based on both the Basel 1 U.S. and Basel 3 International frameworks. GE Capital uses stress testing for risk, liquidity and capital adequacy assessment and management purposes, and as an integral part of GE Capital’s overall planning processes. Stress testing results inform key strategic portfolio decisions such as capital allocation, assist in developing the risk appetite and limits, and help in assessing product specific risk to guide the development and modification of product structures. The GE Risk Committee and the GECC Board review stress test results and their expected impact on capital levels and metrics. The GE Risk Committee and the GECC Board are responsible for overseeing the overall capital adequacy process, as well as approving GE Capital’s annual capital plan and capital actions. Operational risks are inherent in GE Capital’s business activities and are typical of any large enterprise. GE Capital’s operational risk management program seeks to effectively manage operational risk to reduce the potential for significant unexpected losses, and to minimize the impact of losses experienced in the normal course of business.

Key risk management policies are approved by the GECC Board and the GE Risk Committee at least annually. GE Capital, in coordination with the GE CRO, meets with the GE Risk Committee at least four times a year. At these meetings, GE Capital senior management focuses on the risk issues, strategy and governance of the business.

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

(21)

Segment Operations

Operating segments comprise our five segments focused on the broad markets they serve: CLL, Consumer, Real Estate, Energy Financial Services and GECAS. The Chairman allocates resources to, and assesses the performance of, these five businesses. In addition to providing information on segments in their entirety, we have also provided supplemental information for the geographic regions within the CLL segment.

Corporate items and eliminations include unallocated Treasury and Tax operations; Trinity, a group of sponsored special purpose entities; certain consolidated liquidating securitization entities; the effects of eliminating transactions between operating segments; results of our run-off insurance operations remaining in continuing operations attributable to GECC; unallocated corporate costs; certain non-allocated amounts determined by the Chairman; and a variety of sundry items. Corporate items and eliminations is not an operating segment. Rather, it is added to operating segment totals to reconcile to consolidated totals on the financial statements.

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

Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries GECC preferred stock dividends declared and accounting changes. Segment profit, which we sometimes refer to as “net earnings”, includes interest and income taxes. GE allocates certain corporate costs to its segments based on an estimate of expected benefit to the respective segment relative to total GE. Factors considered in the determination of relative benefit include a segment’s direct costs and number of employees compared to the total direct costs and number of employees for all segments. Prior to January 1, 2011, segment profit excluded the effects of principal pension plans. Beginning January 1, 2011, GE began allocating service costs related to its principal pension plans and GE no longer allocates the retiree costs of its postretirement healthcare benefits to its segments. This revised allocation methodology better aligns segment operating costs to the active employee costs, which are managed by the segments. This change does not significantly affect reported segment results.

On February 22, 2012, our former parent, General Electric Capital Services, Inc. (GECS), merged with and into General Electric Capital Corporation (GECC). GECC’s continuing operations include the run-off insurance operations previously held and managed in our former parent, GECS, and which are reported in corporate items and eliminations. The operating businesses that are reported as segments, including CLL, Consumer, Real Estate, Energy Financial Services and GECAS, are not affected by the merger. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-K Report related to the entity or segment as they exist subsequent to the February 22, 2012 merger.

We have reclassified certain prior-period amounts to conform to the current-period presentation. For additional information about our segments, see Part I, Item 1. “Business” and Note 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(22)

Summary of Operating Segments

(In millions)	2012	2011	2010

Revenues
CLL	$16,857	$18,178	$18,447
Consumer	15,579	16,767	17,180
Real Estate	3,654	3,712	3,744
Energy Financial Services	1,508	1,223	1,957
GECAS	5,294	5,262	5,127
Total segment revenues	42,892	45,142	46,455
GECC corporate items and eliminations	3,147	3,926	3,401
Total revenues in GECC	$46,039	$49,068	$49,856

Segment profit (loss)
CLL	$2,423	$2,720	$1,554
Consumer	3,240	3,703	2,619
Real Estate	803	(928)	(1,741)
Energy Financial Services	432	440	367
GECAS	1,220	1,150	1,195
Total segment profit	8,118	7,085	3,994
GECC corporate items and eliminations(a)(b)	(717)	(501)	(874)
Earnings from continuing operations attributable to GECC	7,401	6,584	3,120
Earnings (loss) from discontinued operations, net of taxes,
attributable to GECC	(1,186)	(74)	(965)
Total net earnings attributable to GECC	$6,215	$6,510	$2,155

(a)	Included restructuring and other charges for 2012, 2011 and 2010 of $0.1 billion, $0.1 billion and $0.2 billion, respectively, primarily related to CLL business exits.

(b)	Included $0.2 billion of net losses during each of the years 2012, 2011 and 2010, related to our treasury operations.

See accompanying notes to consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(23)

CLL

(In millions)	2012	2011	2010

Revenues	$16,857	$18,178	$18,447

Segment profit	$2,423	$2,720	$1,554

December 31 (In millions)	2012	2011

Total assets	$182,432	$193,869

(In millions)	2012	2011	2010

Revenues
Americas	$10,666	$10,621	$10,556
Europe	3,278	3,811	4,140
Asia	2,095	2,281	2,202
Other	818	1,465	1,549

Segment profit (loss)
Americas	$2,069	$2,118	$1,262
Europe	238	402	393
Asia	170	234	246
Other	(54)	(34)	(347)

December 31 (In millions)	2012	2011

Total assets
Americas	$108,895	$116,034
Europe	47,995	46,590
Asia	16,831	17,807
Other	8,711	13,438

CLL 2012 revenues decreased 7% and net earnings decreased 11% compared with 2011. Revenues were reduced by $0.4 billion as a result of dispositions. Revenues also decreased as a result of organic revenue declines ($0.6 billion), primarily due to lower ENI ($0.6 billion), and the stronger U.S. dollar ($0.3 billion). Net earnings decreased reflecting core decreases ($0.2 billion) and dispositions ($0.1 billion).

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

(24)

Consumer

(In millions)	2012	2011	2010

Revenues	$15,579	$16,767	$17,180

Segment profit	$3,240	$3,703	$2,619

December 31 (In millions)	2012	2011

Total assets	$138,997	$138,534

Consumer 2012 revenues decreased 7% and net earnings decreased 13% compared with 2011. Revenues included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues in 2012 also decreased as a result of the absence of the 2011 gain on the Garanti Bank transaction ($0.7 billion), the stronger U.S. dollar ($0.4 billion) and organic revenue declines ($0.2 billion). The decrease in net earnings resulted primarily from the absence of the 2011 gain on the Garanti Bank transaction and operations ($0.4 billion), dispositions ($0.1 billion) and core decreases, which included higher provisions for losses on financing receivables ($0.2 billion). The higher provisions for losses on financing receivables reflected the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period in our U.S. Installment and Revolving Credit portfolio.

Consumer 2011 revenues decreased 2% and net earnings increased 41% compared with 2010. Revenues included $0.3 billion from acquisitions and were reduced by $0.4 billion as a result of dispositions. Revenues in 2011 also decreased $0.3 billion as a result of organic revenue declines ($1.4 billion), primarily due to lower ENI, and higher impairments ($0.1 billion), partially offset by the gain on the Garanti Bank transaction ($0.7 billion), the weaker U.S. dollar ($0.5 billion) and higher gains ($0.1 billion). The increase in net earnings resulted primarily from lower provisions for losses on financing receivables ($1.0 billion), the gain on the Garanti Bank transaction ($0.3 billion), acquisitions ($0.1 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by lower Garanti results ($0.2 billion), and core decreases ($0.2 billion).

Real Estate

(In millions)	2012	2011	2010

Revenues	$3,654	$3,712	$3,744

Segment profit (loss)	$803	$(928)	$(1,741)

December 31 (In millions)	2012	2011

Total assets	$46,247	$60,873

Real Estate 2012 revenues decreased 2% and net earnings were favorable compared with 2011. Revenues decreased as a result of organic revenue declines ($0.2 billion), primarily due to lower ENI, and the stronger U.S. dollar ($0.1 billion), partially offset by increases in net gains on property sales ($0.2 billion). Real Estate net earnings increased as a result of lower impairments ($0.7 billion), core increases ($0.7 billion) including higher tax benefits of $0.5 billion, lower provisions for losses on financing receivables ($0.2 billion) and increases in net gains on property sales ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.8 billion and $0.9 billion in 2012 and 2011, respectively.

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

(25)

Energy Financial Services

(In millions)	2012	2011	2010

Revenues	$1,508	$1,223	$1,957

Segment profit	$432	$440	$367

December 31 (In millions)	2012	2011

Total assets	$19,185	$18,357

Energy Financial Services 2012 revenues increased 23% and net earnings decreased 2% compared with 2011. Revenues increased primarily as a result of organic revenue growth ($0.3 billion), including the consolidation of an entity involved in power generating activities and asset sales by investees, and higher gains.

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

GECAS

(In millions)	2012	2011	2010

Revenues	$5,294	$5,262	$5,127

Segment profit	$1,220	$1,150	$1,195

December 31 (In millions)	2012	2011

Total assets	$49,420	$48,821

GECAS 2012 revenues increased 1% and net earnings increased 6% compared with 2011. Revenues increased as a result of organic revenue growth ($0.2 billion) and higher gains, partially offset by higher impairments ($0.2 billion). The increase in net earnings resulted primarily from core increases ($0.1 billion) and higher gains, partially offset by higher impairments ($0.1 billion).

GECAS 2011 revenues increased 3% and net earnings decreased 4% compared with 2010. Revenues for 2011 increased compared with 2010 as a result of organic revenue growth ($0.1 billion). The decrease in net earnings resulted primarily from core decreases ($0.1 billion), reflecting the 2010 benefit from resolution of the 2003-2005 IRS audit, partially offset by lower impairments ($0.1 billion).

Corporate Items and Eliminations

Corporate items and eliminations included Treasury operation expenses for both 2012 and 2011 of $0.2 billion. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

Corporate items and eliminations included $0.2 billion and $0.3 billion of net unallocated tax benefits for 2012 and 2011, respectively, primarily attributable to the high tax basis in the entity being sold in the Business Property disposition in 2012 and the resolution of certain IRS audits in 2011.

Certain amounts included in corporate items and eliminations are not allocated to the five operating businesses because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included $0.1 billion for both 2012 and 2011, primarily related to restructuring and other charges.

(26)

Discontinued Operations

	2012	2011	2010
(In millions)

Earnings (loss) from discontinued operations,
net of taxes	$(1,186)	$(74)	$(965)

Discontinued operations primarily comprised GE Money Japan, WMC, BAC, Consumer RV Marine, Consumer Mexico, Consumer Singapore, Australian Home Lending and Consumer Ireland. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

In 2012, loss from discontinued operations, net of taxes, primarily reflected a $0.6 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan, a $0.3 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC and a $0.2 billion loss (which includes a $0.1 billion loss on disposal) related to Consumer Ireland.

In 2011, loss from discontinued operations, net of taxes, included a $0.2 billion loss from operations at Consumer Ireland, a $0.2 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan and a $0.1 billion loss on the sale of Australian Home Lending, partially offset by a $0.3 billion gain related to the sale of Consumer Singapore and $0.1 billion of earnings from operations at Australian Home Lending.

In 2010, loss from discontinued operations, net of taxes, primarily reflected the after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan of $1.7 billion, estimated after-tax losses of $0.2 billion and $0.1 billion on the planned sales of Consumer Mexico and Consumer RV Marine, respectively, and a $0.1 billion loss from operations at Consumer Ireland, partially offset by an after-tax gain on the sale of BAC of $0.8 billion and earnings from operations at Consumer Mexico of $0.2 billion and at BAC of $0.1 billion.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Geographic Operations

Our global activities span all geographic regions and primarily encompass leasing of aircraft and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new opportunities that include, among other things, more opportunities for expansion of our activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Revenues are classified according to the region to which products and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas.

(27)

Geographic Revenues

(In billions)
	2012	2011	2010

U.S.	$26.4	$25.9	$25.2
Europe	9.7	11.5	12.5
Pacific Basin	6.3	6.5	7.2
Americas	2.8	3.7	3.8
Middle East and Africa	0.8	1.5	1.2
Total	$46.0	$49.1	$49.9

Global revenues decreased 15% to $19.7 billion in 2012, compared with $23.2 billion and $24.7 billion in 2011 and 2010, respectively, primarily as a result of decreases in Europe. Global revenues as a percentage of total revenues were 43% in 2012, compared with 47% and 50% in 2011 and 2010, respectively. Global revenues decreased by 6% in 2011 from $24.7 billion in 2010, primarily as a result of decreases in Europe. The effects of currency fluctuations on reported results decreased revenues by $0.7 billion in 2012, increased revenues by $1.1 billion and $0.8 billion in 2011 and 2010, respectively.

Total Assets (continuing operations)

December 31 (In billions)
	2012	2011

U.S.	$260.5	$264.0
Europe	150.6	175.0
Pacific Basin	49.2	54.8
Americas	28.0	36.2
Middle East and Africa	49.8	52.9
Total	$538.1	$582.9

Our global assets on a continuing basis of $277.6 billion at the end of 2012 were 13% lower than at the end of 2011, reflecting declines in Europe, primarily due to repayment of long-term debt, decreases in the fair value of derivative instruments and dispositions and portfolio run-off in various businesses at Consumer. See GECC Selected European Exposures section of this Item.

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

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position, Liquidity and Borrowings, Debt and Derivative Instruments, Guarantees and Covenants, the Statement of Changes in Shareowners’ Equity, the Statement of Cash Flows, Contractual Obligations, and Variable Interest Entities (VIEs).

Overview of Financial Position

Major changes to our shareowners’ equity are discussed in the Shareowners’ Equity section. In addition, other significant changes to balances in our Statement of Financial Position follow.

(28)

Statement of Financial Position

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities increased to $48.4 billion at December 31, 2012 from $47.4 billion at December 31, 2011, primarily due to the impact of lower interest rates and improved market conditions. Of the amount at December 31, 2012, we held debt securities with an estimated fair value of $47.6 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $26.5 billion, $5.7 billion, $2.3 billion and $3.1 billion, respectively. Net unrealized gains on debt securities were $4.8 billion and $3.0 billion at December 31, 2012 and December 31, 2011, respectively. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.4 billion, $0.1 billion, $0.1 billion and $0.1 billion, respectively, at December 31, 2012, as compared with $0.6 billion, $0.2 billion, $0.3 billion and $0.2 billion, respectively, at December 31, 2011.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our intent to sell the security and the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before recovery of our amortized cost. For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments. For additional information relating to how credit losses are calculated, see Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS are in a senior position in the capital structure of the deals and more than 70% are agency bonds or insured by Monoline insurers (Monolines) (on which we continue to place reliance). Of our total RMBS portfolio at both December 31, 2012 and 2011, approximately $0.5 billion relates to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of this exposure is related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

Our CMBS portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high quality properties (large loan CMBS), a majority of which were originated in 2007 and 2006. The vast majority of the securities in our CMBS portfolio have investment grade credit ratings and the vast majority of the securities are in a senior position in the capital structure of the deals.

Our ABS portfolio is collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries, as well as a variety of diversified pools of assets such as student loans and credit cards. The vast majority of the securities in our ABS portfolio are in a senior position in the capital structure of the deals. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

If there has been an adverse change in cash flows for RMBS, management considers credit enhancements such as Monoline insurance (which are features of a specific security). In evaluating the overall creditworthiness of the Monoline, we use an analysis that is similar to the approach we use for corporate bonds, including an evaluation of the sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurance or other regulator.

(29)

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At December 31, 2012, our investment securities insured by Monolines on which we continue to place reliance were $1.4 billion, including $0.2 billion of our $0.5 billion investment in subprime RMBS. At December 31, 2012, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.2 billion.

Total pre-tax, other-than-temporary impairment losses during 2012 were $0.2 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate, U.S. corporate and RMBS securities and other-than-temporary losses on equity securities and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income (AOCI).

Total pre-tax, other-than-temporary impairment losses during 2011 were $0.5 billion, of which $0.4 billion was recognized in earnings and primarily relates to credit losses on non-U.S. government and non-U.S. corporate securities and other-than-temporary losses on equity securities and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within AOCI.

At December 31, 2012 and December 31, 2011, unrealized losses on investment securities totaled $0.8 billion and $1.6 billion, respectively, including $0.8 billion and $1.2 billion, respectively, aged 12 months or longer. Of the amount aged 12 months or longer at December 31, 2012, more than 64% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.3 billion and $0.4 billion related to structured securities (mortgage-backed and asset-backed) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at December 31, 2012, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. For additional information, see Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Fair Value Measurements. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Additional information about our application of this guidance is provided in Notes 1 and 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. At December 31, 2012, the aggregate amount of investments that are measured at fair value through earnings totaled $5.1 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our consumer portfolio is composed primarily of non-U.S. mortgage, sales finance, auto and personal loans in various European and Asian countries and U.S. consumer credit card and sales finance receivables. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

(30)

Our commercial portfolio primarily comprises senior secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, which for our CLL business primarily include: industrial-related facilities and equipment, vehicles, corporate aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment, and healthcare industries. The portfolios in our Real Estate, GECAS and Energy Financial Services businesses are collateralized by commercial real estate, commercial aircraft and operating assets in the global energy and water industries, respectively. We are in a secured position for substantially all of our commercial portfolio.

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

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in the Critical Accounting Estimates section and Notes 1, 4 and 16 to the consolidated financial statements.

(31)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(In millions)	2012	2011	2012	2011	2012	2011

Commercial
CLL
Americas	$72,517	$80,505	$1,333	$1,862	$490	$889
Europe	37,035	36,899	1,299	1,167	445	400
Asia	11,401	11,635	193	269	80	157
Other	605	436	52	11	6	4
Total CLL	121,558	129,475	2,877	3,309	1,021	1,450

Energy
Financial
Services	4,851	5,912	–	22	9	26

GECAS	10,915	11,901	–	55	8	17

Other	486	1,282	13	65	3	37
Total
Commercial	137,810	148,570	2,890	3,451	1,041	1,530

Real Estate
Debt(a)	19,746	24,501	321	541	279	949
Business
Properties(b)	1,200	8,248	123	249	41	140
Total Real Estate	20,946	32,749	444	790	320	1,089

Consumer
Non-U.S.
residential
mortgages(c)	33,451	35,550	2,569	2,870	480	546
Non-U.S.
installment
and revolving
credit	18,546	18,544	224	263	623	717
U.S. installment
and revolving
credit	50,853	46,689	1,026	990	2,282	2,008
Non-U.S. auto	4,260	5,691	24	43	67	101
Other	8,070	7,244	351	419	172	199
Total Consumer	115,180	113,718	4,194	4,585	3,624	3,571
Total	$273,936	$295,037	$7,528	$8,826	$4,985	$6,190

(a)	Financing receivables included no construction loans at December 31, 2012 and $0.1 billion of construction loans at December 31, 2011.

(b)
Our Business Properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties. In 2012, we completed the sale of a portion of our Business Properties portfolio.

(c)
At December 31, 2012, net of credit insurance, about 40% of our Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, about 85% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments, high loan-to-value ratios at inception and introductory below market rates, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 91% and 64%, respectively. At December 31, 2012, 10% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(32)

The portfolio of financing receivables, before allowance for losses, was $273.9 billion at December 31, 2012, and $295.0 billion at December 31, 2011. Financing receivables, before allowance for losses, decreased $21.1 billion from December 31, 2011, primarily as a result of write-offs ($6.6 billion), dispositions ($5.7 billion), collections (which includes sales) exceeding originations ($5.4 billion), partially offset by the weaker U.S. dollar ($2.7 billion).

Related nonearning receivables totaled $7.5 billion (2.7% of outstanding receivables) at December 31, 2012, compared with $8.8 billion (3.0% of outstanding receivables) at December 31, 2011. Nonearning receivables decreased from December 31, 2011, primarily due to write-offs at CLL, write-offs and discounted payoffs at Real Estate and improved economic conditions in our non-U.S. residential mortgage portfolio.

The allowance for losses at December 31, 2012 totaled $5.0 billion compared with $6.2 billion at December 31, 2011, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $1.2 billion from December 31, 2011, primarily because provisions were lower than write-offs, net of recoveries by $1.1 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables decreased from 2.1% at December 31, 2011 to 1.8% at December 31, 2012 primarily due to a decrease in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(33)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables at		nonearning financing receivables at		total financing receivables at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011	2012	2011
Commercial
CLL
Americas	1.8%	2.3%	36.8%	47.7%	0.7%	1.1%
Europe	3.5	3.2	34.3	34.3	1.2	1.1
Asia	1.7	2.3	41.5	58.4	0.7	1.3
Other	8.6	2.5	11.5	36.4	1.0	0.9
Total CLL	2.4	2.6	35.5	43.8	0.8	1.1

Energy Financial Services	–	0.4	–	118.2	0.2	0.4

GECAS	–	0.5	–	30.9	0.1	0.1

Other	2.7	5.1	23.1	56.9	0.6	2.9

Total Commercial	2.1	2.3	36.0	44.3	0.8	1.0

Real Estate
Debt	1.6	2.2	86.9	175.4	1.4	3.9
Business Properties	10.3	3.0	33.3	56.2	3.4	1.7

Total Real Estate	2.1	2.4	72.1	137.8	1.5	3.3

Consumer
Non-U.S.
residential mortgages	7.7	8.1	18.7	19.0	1.4	1.5
Non-U.S.
installment and
revolving credit	1.2	1.4	278.1	272.6	3.4	3.9
U.S. installment
and revolving credit	2.0	2.1	222.4	202.8	4.5	4.3
Non-U.S. auto	0.6	0.8	279.2	234.9	1.6	1.8
Other	4.3	5.8	49.0	47.5	2.1	2.7

Total Consumer	3.6	4.0	86.4	77.9	3.1	3.1

Total	2.7	3.0	66.2	70.1	1.8	2.1

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $1.3 billion represented 17.7% of total nonearning receivables at December 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 47.7% at December 31, 2011, to 36.8% at December 31, 2012, reflecting an overall improvement in the credit quality of the remaining portfolio and an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 2.3% at December 31, 2011, to 1.8% at December 31, 2012, primarily due to reduced nonearning exposures in most of our portfolios, partially offset by declines in overall financing receivables. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

(34)

CLL – Europe. Nonearning receivables of $1.3 billion represented 17.3% of total nonearning receivables at December 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables remained constant at 34.3% at December 31, 2012, reflecting increases in allowance for losses in our Interbanca S.p.A. and acquisition finance portfolios, offset by an increase in nonearning receivables in our Interbanca S.p.A. and asset-backed lending portfolios. The majority of our CLL – Europe nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 55.9% at December 31, 2011, to 58.4% at December 31, 2012, primarily due to an increase in the allowance for losses in our acquisition finance portfolio. The ratio of nonearning receivables as a percent of financing receivables increased from 3.2% at December 31, 2011, to 3.5% at December 31, 2012, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our Interbanca S.p.A. business and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.2 billion represented 2.6% of total nonearning receivables at December 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 58.4% at December 31, 2011, to 41.5% at December 31, 2012, primarily due to a decline in allowance for losses as a result of write-offs in Japan, partially offset by collections and write-offs of nonearning receivables in our asset-based financing businesses in Japan. The ratio of nonearning receivables as a percent of financing receivables decreased from 2.3% at December 31, 2011, to 1.7% at December 31, 2012, primarily due to write-offs of nonearning receivables related to our asset-based financing businesses in Japan. Collateral supporting these nonearning financing receivables is primarily manufacturing equipment, commercial real estate, corporate aircraft and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $0.3 billion represented 4.3% of total nonearning receivables at December 31, 2012. The decrease in nonearning receivables from December 31, 2011, was driven primarily by the resolution of North American nonearning loans across all asset classes and European multi-family loans through write-offs, payoffs and foreclosures, partially offset by new European retail nonearning loans. Write-offs increased by approximately $0.3 billion in the fourth quarter of 2012 due to a change in our write-off policies for collateral dependent loans, requiring write-offs for loans with specific reserves aged greater than 360 days. The ratio of allowance for losses as a percent of nonearning receivables decreased from 175.4% to 86.9% reflecting write-offs and resolution of nonearning loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 3.9% at December 31, 2011 to 1.4% at December 31, 2012, driven primarily by the write-offs mentioned above and transactional events such as settlements and payoffs from impaired loan borrowers and improvement in collateral values.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At December 31, 2012, total Real Estate financing receivables of $20.9 billion were primarily collateralized by office buildings ($5.2 billion), apartment buildings ($3.4 billion), hotel properties ($3.2 billion) and retail facilities ($2.9 billion). In 2012, commercial real estate markets continue to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long-term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.2 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At December 31, 2012, we had 94 foreclosed commercial real estate properties totaling $0.9 billion.

(35)

Consumer − Non-U.S. residential mortgages . Nonearning receivables of $2.6 billion represented 34.1% of total nonearning receivables at December 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables decreased from 19.0% at December 31, 2011, to 18.7% at December 31, 2012. In the year ended 2012, our nonearning receivables decreased primarily as a result of improved portfolio quality in the U.K. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 76% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 83% and 56%, respectively. About 6% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At December 31, 2012, we had in repossession stock 490 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables decreased from 8.1% at December 31, 2011 to 7.7% at December 31, 2012 for the reasons described above.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.2 billion represented 3.0% of total nonearning receivables at December 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased from 272.6% at December 31, 2011 to 278.1% at December 31, 2012, reflecting lower nonearning receivables due to improved delinquencies, collections and write-offs primarily in Australia and New Zealand.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $1.0 billion represented 13.6% of total nonearning receivables at December 31, 2012. The ratio of allowance for losses as a percent of nonearning receivables increased from 202.8% at December 31, 2011, to 222.4% at December 31, 2012, reflecting an increase in the allowance for losses primarily due to the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period, partially offset by an increase in the nonearning receivables balance. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.1% at December 31, 2011 to 2.0% at December 31, 2012, primarily due to a higher financing receivables balance, partially offset by an increase in the nonearning receivables balance.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $13.4 billion nonaccrual loans at December 31, 2012, $10.5 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
December 31, 2012 (In millions)	receivables	receivables

Commercial
CLL	$4,138	$2,877
Energy Financial Services	–	–
GECAS	3	–
Other	25	13
Total Commercial	4,166	2,890

Real Estate	4,885	444

Consumer	4,301	4,194
Total	$13,352	$7,528

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

(36)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

December 31 (In millions)	2012	2011

Loans requiring allowance for losses
Commercial(a)	$1,372	$2,357
Real Estate	2,202	4,957
Consumer	3,115	2,824
Total loans requiring allowance for losses	6,689	10,138

Loans expected to be fully recoverable
Commercial(a)	3,697	3,305
Real Estate	3,491	3,790
Consumer	105	69
Total loans expected to be fully recoverable	7,293	7,164
Total impaired loans	$13,982	$17,302

Allowance for losses (specific reserves)
Commercial(a)	$487	$812
Real Estate(b)	188	822
Consumer	674	680
Total allowance for losses (specific reserves)	$1,349	$2,314

Average investment during the period	$16,269	$18,167
Interest income earned while impaired(c)	751	733

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)
Specific reserves declined approximately $0.3 billion in 2012 attributable to a change in our write-off policies for collateral dependent loans, requiring write-offs for loans with specific reserves aged greater than 360 days.

(c)	Recognized principally on a cash basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

Of our $5.7 billion impaired loans at Real Estate at December 31, 2012, $5.3 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

(37)

Our impaired loan balance at December 31, 2012 and 2011, classified by the method used to measure impairment was as follows.

December 31 (In millions)	2012	2011

Method used to measure impairment
Discounted cash flow	$6,704	$8,858
Collateral value	7,278	8,444
Total	$13,982	$17,302

See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At December 31, 2012, TDRs included in impaired loans were $12.1 billion, primarily relating to Real Estate ($5.1 billion), CLL ($3.9 billion) and Consumer ($3.1 billion).

Real Estate TDRs decreased from $7.0 billion at December 31, 2011 to $5.1 billion at December 31, 2012, primarily driven by resolution of TDRs through paydowns, restructuring, foreclosures and write-offs, partially offset by extensions of loans scheduled to mature during 2012, some of which were classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the year ended December 31, 2012, we modified $4.4 billion of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $4.4 billion of modifications classified as TDRs in the last twelve months, $0.2 billion have subsequently experienced a payment default.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.2 billion at December 31, 2012 and $0.6 billion at December 31, 2011, and were 3.1% and 8.4%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the year ended December 31, 2012, we provided short-term modifications of approximately $0.3 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $1.8 billion of Consumer loans for the year ended December 31, 2012, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(38)

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GECC Selected European Exposures

At December 31, 2012, we had $88.9 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 87% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (“focus countries”), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at December 31, 2012.

							Rest of	Total
December 31, 2012 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
before allowance
for losses on
financing receivables	$1,871	$471	$275	$7,161	$56	$3,207	$77,480	$90,521

Allowance for losses on
financing receivables	(102)	(28)	(9)	(241)	-	(112)	(1,176)	(1,668)

Financing receivables,
net of allowance
for losses on
financing receivables(a)(b)	1,769	443	266	6,920	56	3,095	76,304	88,853

Investments(c)(d)	119	-	-	497	-	257	1,401	2,274

Cost and equity method
investments(e)	441	21	360	64	33	3	652	1,574

Derivatives,
net of collateral(c)(f)	3	-	-	90	-	-	176	269

ELTO(g)	524	65	374	853	253	345	9,901	12,315

Real estate held for
investment(g)	791	-	-	410	-	-	6,014	7,215

Total funded exposures(h)	$3,647	$529	$1,000	$8,834	$342	$3,700	$94,448	$112,500

Unfunded commitments(i)	$17	$8	$177	$297	$5	$683	$8,376	$9,563

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $33.2 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 15% of these residential mortgage loans, substantially all of which were originated in the U.K., Poland and France.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $0.9 billion related to financial institutions, $0.2 billion related to non-financial institutions and $1.2 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.2 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.

(f)	Net of cash collateral; entire amount is non-sovereign.

(g)
These assets are held under long-term investment and operating strategies, and our equipment leased to others (ELTO) strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(h)
Excludes $29.9 billion of cash and equivalents, which is composed of $17.4 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.4 billion is in focus countries, and $12.5 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($9.7 billion) and sovereign bonds of non-focus countries ($2.8 billion), where the value of our collateral exceeds the amount of our cash exposure.

(i)	Includes ordinary course of business lending commitments, commercial and consumer unused revolving credit lines, inventory financing arrangements and investment commitments.

(39)

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

Other receivables totaled $14.0 billion at December 31, 2012 and $13.4 billion at December 31, 2011, and consisted of insurance receivables, amounts due from GE (primarily related to material procurement programs of $3.5 billion at both December 31, 2012 and December 31, 2011), nonfinancing customer receivables, amounts due under operating leases, amounts accrued from investment income, tax receivables and various sundry items.

Property, plant and equipment totaled $53.7 billion at December 31, 2012, up $2.3 billion from 2011, primarily reflecting an increase in equipment leased to others principally as a result of aircraft acquisitions at our GECAS leasing business. Property, plant and equipment consisted primarily of equipment provided to third parties on operating leases. Details by category of investment are presented in Note 5 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Additions to property, plant and equipment were $11.9 billion and $9.9 billion during 2012 and 2011, respectively, primarily reflecting additions of commercial aircraft at GECAS.

Goodwill and other intangible assets totaled $27.3 billion and $1.3 billion, respectively, at December 31, 2012. Goodwill increased $0.1 billion from 2011, primarily from the weaker U.S. dollar ($0.2 billion), partially offset by dispositions ($0.1 billion). Other intangible assets decreased $0.3 billion from 2011, primarily from amortization expense. See Note 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $62.2 billion at December 31, 2012, a decrease of $13.4 billion, primarily related to decreases in the fair value of derivative instruments ($6.1 billion), the sale of certain held-for-sale real estate and aircraft ($4.8 billion) and decreases in our Penske Truck Leasing Co., L.P. (PTL) investment ($4.5 billion), partially offset by the consolidation of an entity involved in power generating activities ($1.6 billion). During 2012, we recognized $0.1 billion of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $20.7 billion and $23.9 billion at December 31, 2012 and December 31, 2011, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments annually, or more frequently as conditions warrant. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $1.1 billion. This amount is subject to variation and dependent on economic and market conditions, changes in cash flow estimates and composition of our portfolio, including sales. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During 2012, Real Estate recognized pre-tax impairments of $0.1 billion in its real estate held for investment, which were primarily driven by declining cash flow projections for properties in Japan and Europe, as well as strategic decisions to sell portfolios in Asia and Europe. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at December 31, 2012 had a carrying value of $2.1 billion and an associated estimated unrealized loss of an insignificant amount. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. On February 12, 2013, in connection with GE's agreement to sell its remaining 49% interest in NBCUniversal LLC to Comcast Corporation, we entered into a transaction to sell real estate including certain floors located at 30 Rockefeller Center, New York to an affiliate of NBC Universal.

(40)

Liquidity and Borrowings

We maintain a strong focus on liquidity. We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECC are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses (including pension funding). We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities, any dividend payments from GECC, and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within fiscal quarters. During 2012, we paid dividends of $1.9 billion and special dividends of $4.5 billion to GE.

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

Our 2013 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($44.3 billion at December 31, 2012), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $88 billion in 2012. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During 2012, we earned interest income on financing receivables of $21.0 billion, which more than offset interest expense of $11.7 billion.

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

We are a savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). The FRB has recently finalized a regulation that requires certain organizations it supervises to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this proposed regulation to GECC is not yet determined; however, the FRB has indicated that it expects to extend these requirements to large savings and loan holding companies through separate rulemaking or by order. While GECC is not yet subject to this regulation, GECC’s capital allocation planning is still subject to FRB review. The FRB recently proposed regulations to revise and replace its current rules on capital adequacy and we have taken the proposed regulations into consideration in our current capital planning. The proposed regulations would apply to savings and loan holding companies like GECC. The transition period for achieving compliance with the proposed regulations following final adoption is unclear. As expected, the U.S. Financial Stability Oversight Council (FSOC) recently notified GECC that it is under consideration for a proposed determination as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. While not final, such a determination would subject GECC to proposed enhanced supervisory standards.

Actions taken to strengthen and maintain our liquidity are described in the following section.

(41)

Liquidity Sources

GE maintains liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments and committed unused credit lines.

GE has consolidated cash and equivalents of $77.4 billion at December 31, 2012, which is available to meet its needs. Of this, approximately $16 billion is held at GE and approximately $62 billion is held at GECC.

In addition to GE’s $77.4 billion of cash and equivalents, we have a centrally managed portfolio of high-quality, liquid investments at GECC with a fair value of $3.1 billion at December 31, 2012. This portfolio is used to manage liquidity and meet our operating needs under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

We have committed, unused credit lines totaling $48.2 billion that have been extended to us by 51 financial institutions at December 31, 2012. GECC can borrow up to $48.2 billion under all of these credit lines. GE can borrow up to $12.0 billion under certain of these credit lines. These lines include $30.3 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $17.9 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one or two years from the date of expiration of the lending agreement.

GE consolidated cash and equivalents of $53.2 billion at December 31, 2012 are held outside of the U.S. Of this amount at year-end, $14.4 billion is indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also used to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans are required to be outstanding for less than 60 days during the year.

$1.8 billion of GE cash and equivalents is held in countries with currency controls that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. These funds are available to fund operations and growth in these countries and we do not currently anticipate a need to transfer these funds to the U.S.

At GECC, about $10 billion of cash and equivalents are in regulated banks and insurance entities and are subject to regulatory restrictions.

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

GE has reduced its GE Capital ending net investment, excluding cash and equivalents, from $513 billion at January 1, 2009 to $419 billion at December 31, 2012.

During 2012, we completed issuances of $33.9 billion of senior unsecured debt and $1.7 billion of secured debt, (excluding securitizations described below), with maturities up to 40 years (and subsequent to December 31, 2012, an additional $13.1 billion). Average commercial paper borrowings during the fourth quarter were $40.4 billion and the maximum amount of commercial paper borrowings outstanding during the fourth quarter was $43.1 billion. Our commercial paper maturities are funded principally through new commercial paper issuances.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009. As of December 31, 2012, our TLGP-guaranteed debt was fully repaid.

We securitize financial assets as an alternative source of funding. During 2012, we completed $15.8 billion of non-recourse issuances and had maturities and deconsolidations of $14.9 billion. At December 31, 2012, consolidated non-recourse borrowings were $30.1 billion.

(42)

We have deposit-taking capability at 12 banks outside of the U.S. and two banks in the U.S. – GE Capital Retail Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from two months to ten years. On January 11, 2013, the FSB acquired the deposit business of MetLife Bank, N.A. This acquisition adds approximately $6.4 billion in deposits and an online banking platform.

Total alternative funding at December 31, 2012 was $101 billion, composed mainly of $46 billion of bank deposits, $30 billion of non-recourse securitization borrowings, $10 billion of funding secured by real estate, aircraft and other collateral and $8 billion of GE Interest Plus notes. The comparable amount at December 31, 2011 was $96 billion.

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where we have the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on our liquidity profile and other factors. In 2012, we called $8.6 billion of long-term debt, of which $4.5 billion was settled before year end.

Exchange rate and interest rate risks are managed with a variety of techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are originating. We apply strict policies to manage each of these risks, including prohibitions on speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called “shock” tests that seek to model the effects of shifts in rates. Such tests are inherently limited based on the assumptions used (described further below) and should not be viewed as a forecast; actual effects would depend on many variables, including market factors and the composition of our assets and liabilities at that time.

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. To test the effectiveness of our fixed rate positions, we assumed that, on January 1, 2013, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2013. We estimated, based on the year-end 2012 portfolio and holding all other assumptions constant, that our 2013 consolidated net earnings would decline by less than $0.1 billion as a result of this parallel shift in the yield curve.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2012 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. This analysis indicated that our 2013 consolidated net earnings would decline by less than $0.1 billion as a result of such a shift in exchange rates.

Debt and Derivative Instruments, Guarantees and Covenants

Credit Ratings

On April 3, 2012, Moody’s Investors Service (Moody’s) announced that it had downgraded the senior unsecured debt rating of GE by one notch from Aa2 to Aa3 and the senior unsecured debt rating of GECC by two notches from Aa2 to A1. The ratings downgrade did not affect GE’s and GECC’s short-term funding ratings of P-1, which were affirmed by Moody’s. Moody’s ratings outlook for GE and GECC is stable. We did not experience any material operational, funding or liquidity impacts from this ratings downgrade. As of December 31, 2012, GE’s and GECC’s long-term unsecured debt ratings from Standard and Poor’s Ratings Service (S&P) were AA+ with a stable outlook and their short-term funding ratings from S&P were A-1+. We are disclosing these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Although we currently do not expect a downgrade in the credit ratings, our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Substantially all GICs were affected by the downgrade and are more fully discussed in the Principal Debt and Derivative Conditions section. Additionally, there were other contracts affected by the downgrade with provisions requiring us to provide additional funding, post collateral and make other payments. The total cash and collateral impact of these contracts was less than $0.5 billion.

(43)

Principal Debt and Derivative Conditions

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

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit ratings of the applicable GE entity were to fall below A-/A3. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term ratings of the applicable GE entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements, outstanding interest payments and collateral posted by us under these master agreements was estimated to be $0.3 billion at December 31, 2012. See Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other debt and derivative agreements of consolidated entities include Trinity, which comprises two entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of GICs. These GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. The Trinity assets and liabilities are disclosed in note (a) on our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Another consolidated entity also had issued GICs where proceeds are loaned to GECC. These GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. These obligations are included in long-term borrowings on our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. These three consolidated entities ceased issuing GICs in 2010.

Following the April 3, 2012 Moody’s downgrade of GECC’s long-term credit rating to A1, substantially all of these GICs became redeemable by their holders. In 2012, holders of $2.4 billion in principal amount of GICs redeemed their holdings and GECC made related cash payments. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

Ratio of Earnings to Fixed Charges, Income Maintenance Agreement and Subordinated Debentures

On March 28, 1991, GE entered into an agreement with GECC to make payments to GECC, constituting additions to pre-tax income under the agreement, to the extent necessary to cause the ratio of earnings to fixed charges of GECC and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10:1 for the period, as a single aggregation, of each GECC fiscal year commencing with fiscal year 1991. GECC’s ratio of earnings to fixed charges was 1.64:1 for 2012. No payment is required in 2013 pursuant to this agreement.

Any payment made under the Income Maintenance Agreement will not affect the ratio of earnings to fixed charges as determined in accordance with current SEC rules because it does not constitute an addition to pre-tax income under current U.S. GAAP.

In addition, in connection with certain subordinated debentures of GECC that may be classified as equity (hybrid debt), during events of default or interest deferral periods under such subordinated debentures, GECC has agreed not to declare or pay any dividends or distributions or make certain other payments with respect to its capital stock, and GE has agreed to promptly return any payments made to GE in violation of this agreement. There were $7.3 billion of such debentures outstanding at December 31, 2012. See Note 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(44)

Statement of Changes in Shareowners’ Equity

Effective with 2012 reporting, activity affecting shareowners’ equity is presented in two statements: the Statement of Changes in Shareowners’ Equity and the Statement of Comprehensive Income.

The elements of other comprehensive income previously disclosed in the Statement of Changes in Shareowners’ Equity are now presented in the new Statement of Comprehensive Income, which combines those elements with net earnings. An analysis of changes in the elements of shareowners’ equity, as presented in these two statements follows.

Shareowners’ equity increased $4.8 billion and $8.1 billion in 2012 and 2011, respectively, and decreased $1.8 billion in 2010.

Net earnings increased GECC shareowners’ equity by $6.2 billion, $6.5 billion and $2.2 billion in 2012, 2011 and 2010, respectively. In 2012, we paid dividends of $1.9 billion and special dividends of $4.5 billion to GE. We also paid $0.1 billion to our preferred stock shareowners. There were no dividends declared in 2011 and 2010.

Elements of accumulated other comprehensive income (AOCI) increased shareowners’ equity by $1.2 billion in 2012 and $1.6 billion in 2011, as compared with a decrease of $2.2 billion in 2010, inclusive of changes in accounting principles. The components of these changes are as follows:

•
Changes in AOCI related to investment securities increased shareowners’ equity by $0.7 billion and $0.6 billion in 2012 and 2011, respectively, reflecting the effects of lower interest rates and improved market conditions on U.S. corporate securities, partially offset by adjustments to reflect the effect of the unrealized gains on insurance-related assets and equity. Investment securities increased shareowners’ equity by an insignificant amount in 2010. Further information about investment securities is provided in Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Changes in AOCI related to the fair value of derivatives designated as cash flow hedges increased shareowners’ equity by $0.4 billion in 2012, primarily reflecting releases from AOCI contemporaneous with the earnings effects of the related hedged items, principally as an adjustment of interest expense on borrowings. Cash flow hedges increased shareowners’ equity by $0.2 billion and $0.5 billion in 2011 and 2010, respectively. Further information about the fair value of derivatives is provided in Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Changes in AOCI related to currency translation adjustments increased shareowners’ equity by $0.3 billion and $1.0 billion in 2012 and 2011, respectively, and decreased equity by $2.7 billion in 2010. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. At year-end 2012, the U.S. dollar weakened against most major currencies, including the pound sterling and the euro, and strengthened against the Japanese yen resulting in increases in currency translation adjustments which were partially offset by releases from AOCI related to dispositions. At year-end 2011 and 2010, the dollar strengthened against most major currencies, including the pound sterling and the euro, and weakened against the Australian dollar and the Japanese yen.

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

Statement of Cash Flows – Overview from 2010 through 2012

GECC cash and equivalents were $61.9 billion at December 31, 2012, compared with $76.7 billion at December 31, 2011. GECC cash from operating activities totaled $22.0 billion for 2012, compared with cash from operating activities of $21.1 billion for the same period of 2011. This was primarily due to increases, compared to the prior year, in net cash collateral held from counterparties on derivative contracts of $1.7 billion, partially offset by decreases in accounts payable of $0.9 billion.

(45)

Consistent with our plan to reduce GECC asset levels, cash from investing activities was $14.5 billion in 2012, primarily resulting from a $5.4 billion reduction in financing receivables due to collections (which includes sales) exceeding originations, $4.7 billion related to net loan repayments from our equity method investments, proceeds from principal business dispositions of $2.9 billion and $2.8 billion from sales of real estate held for investment and equity method investments. These increases were partially offset by $5.7 billion of net purchases of equipment leased to others (ELTO).

GECC cash used for financing activities in 2012 of $52.5 billion related primarily to a $49.5 billion reduction in total borrowings, consisting primarily of net reductions in long-term borrowings and commercial paper, $6.5 billion of dividends paid to shareowners (including $0.1 billion paid to preferred shareowners), and $2.0 billion of redemptions of guaranteed investment contracts at Trinity, partially offset by $4.0 billion of proceeds from the issuance of preferred stock and $2.4 billion of higher deposits at our banks. Dividends of $6.4 billion paid to GE represent the distribution of a portion of GECC retained earnings. Beginning in the second quarter of 2012, GECC restarted its dividend to GE and paid dividends of $1.9 billion and special dividends of $4.5 billion to GE. No dividends were paid to GE in 2011 and 2010.

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2012, follow.

	Payments due by period
					2018 and
(In billions)	Total	2013	2014-2015	2016-2017	thereafter

Borrowings and bank deposits (Note 8)	$397.3	$133.7	$101.2	$56.8	$105.6
Interest on borrowings and bank deposits	87.3	9.0	13.3	9.3	55.7
Purchase obligations(a)(b)	35.8	11.8	9.3	3.3	11.4
Insurance liabilities (Note 9)(c)	14.0	1.6	2.9	2.0	7.5
Operating lease obligations (Note 13)	1.6	0.3	0.5	0.3	0.5
Other liabilities(d)	16.5	14.9	0.4	0.2	1.0
Contractual obligations of
discontinued operations(e)	1.9	1.9	–	–	–

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

(c)
Included contracts with reasonably determinable cash flows such as structured settlements, guaranteed investment contracts and certain property and casualty contracts, and excluded long-term care, variable annuity and other life insurance contracts.

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

The assets we currently securitize include: receivables secured by equipment, credit card receivables, floorplan inventory receivables, GE trade receivables and other assets originated and underwritten by us in the ordinary course of business. The securitizations are funded with variable funding notes and term debt.

Substantially all of our securitization VIEs are consolidated because we are considered to be the primary beneficiary of the entity. Our interests in other VIEs for which we are not the primary beneficiary are accounted for as investment securities, financing receivables or equity method investments depending on the nature of our involvement.

(46)

At December 31, 2012, consolidated variable interest entity assets and liabilities were $47.9 billion and $33.0 billion, respectively, an increase of $1.6 billion and a decrease of $2.5 billion from 2011, respectively. Assets held by these entities are of equivalent credit quality to our other assets. We monitor the underlying credit quality in accordance with our role as servicer and apply rigorous controls to the execution of securitization transactions. With the exception of credit and liquidity support discussed below, investors in these entities have recourse only to the underlying assets.
At December 31, 2012, investments in unconsolidated VIEs, including our noncontrolling interest in PTL, were $13.0 billion, a decrease of $3.9 billion from 2011, primarily related to a decrease of $5.0 billion in PTL, partially offset by an increase of $1.0 billion in an investment in asset-backed securities issued by a senior secured loan fund. In addition to our existing investments, we have contractual obligations to fund additional investments in the unconsolidated VIEs to fund new asset origination. At December 31, 2012, these contractual obligations were $2.7 billion, a decrease of $1.6 billion from 2011.

We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in either 2012 or 2011.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Write-offs in both our consumer and commercial portfolios can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year which may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

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

(47)

Asset impairment assessment involves various estimates and assumptions as follows:

Investments. We regularly review investment securities for impairment using both quantitative and qualitative criteria. For debt securities, if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the determination of fair value of investment securities.

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

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.2 billion and $0.3 billion in 2012 and 2011, respectively. Provisions for losses on financing receivables related to commercial aircraft were an insignificant amount for both 2012 and 2011.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations – Overview section of this Item and in Notes 5 and 18 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(48)

Real Estate. We review the estimated value of our commercial real estate investments annually, or more frequently as conditions warrant. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $1.1 billion. This amount is subject to variations dependent on the assumptions described above, changes in economic and market conditions and composition of our portfolio, including sales. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in the estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured using the estimated fair value of the underlying asset, which is based upon cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and is corroborated by external appraisals. During 2012, Real Estate recognized pre-tax impairments of $0.1 billion in its real estate held for investment, as compared to $1.2 billion in 2011. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, results in inherent imprecision in real estate value estimates. Further information is provided in the Global Risk Management and the Other assets sections of this Item and in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Goodwill and Other Identified Intangible Assets. We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 11% to 12.75%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses.

Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparables is often limited to publicly traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

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

(49)

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

Income Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. At December 31, 2012 and 2011, approximately $72 billion and $68 billion of earnings, respectively, have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $3.9 billion and $3.8 billion at December 31, 2012 and 2011, respectively, including $0.8 billion and $0.9 billion at December 31, 2012 and 2011, respectively, of deferred tax assets, net of valuation allowances, associated with losses reported in discontinued operations, primarily related to our loss on the sale of GE Money Japan. Such year-end 2012 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

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

At December 31, 2012, derivative assets and liabilities were $3.6 billion and $0.2 billion, respectively. Further information about our use of derivatives is provided in Notes 1, 7, 14 and 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

Further information is provided in Notes 2 and 18 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other Information

New Accounting Standards

In January 2013, the FASB issued amendments to existing standards for reporting comprehensive income. The amendments expand disclosures about amounts that are reclassified out of accumulated comprehensive income during the reporting period. The amendments do not change existing recognition and measurement requirements that determine net earnings and are effective for our first quarter 2013 reporting.

(51)

In January 2013, the Emerging Issues Task Force reached a final consensus that resolves conflicting guidance between ASC Subtopics 810-10, Consolidation, and 830-30, Foreign Currency Matters – Translation of Financial Statements, with regard to the release of currency translation adjustments in certain circumstances. The Task Force concluded that release upon substantial liquidation applies to events occurring within a foreign entity and that the loss of control model applies to events related to investments in a foreign entity. The revised guidance will apply prospectively to transactions or events occurring in fiscal years beginning after December 15, 2013.

In December 2011, the FASB issued amendments to existing disclosure requirements for assets and liabilities that are offset in the statement of financial position, which are effective for the first quarter of 2013. In January 2013, the FASB clarified the scope of the amendments to limit application of the disclosure requirements to derivatives, repurchase agreements, reverse purchase agreements, securities borrowing and securities lending transactions that are presented on a net basis in the statement of financial position or are permitted to be netted under agreements with counterparties. The amendments require expanded disclosures about gross and net amounts of instruments that fall within the scope of the amendment.

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Form 10-K Report, to:

•	Average total GECC shareowners’ equity, excluding effects of discontinued operations

•	Ratio of debt to equity, net of cash and equivalents and with classification of hybrid debt as equity

•	GE Capital ending net investment (ENI), excluding cash and equivalents

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

Average Total GECC Shareowners’ Equity, Excluding Effects of Discontinued Operations(a)

December 31 (In millions)	2012	2011	2010	2009	2008

Average total GECC shareowners' equity(b)	$79,956	$73,852	$68,490	$64,689	$56,896
Less the effects of the average net
investment in discontinued operations	(373)	5,033	13,935	17,546	9,425
Average total GECC shareowners' equity,
excluding effects of discontinued
operations(a)	$80,329	$68,819	$54,555	$47,143	$47,471

(a)	Used for computing return on average shareowners’ equity and return on average total capital invested (ROTC).

(b)	On an annual basis, calculated using a five-point average.

Our ROTC calculation excludes earnings (losses) of discontinued operations from the numerator because U.S. GAAP requires us to display those earnings (losses) in the Statement of Earnings. Our calculation of average total GECC shareowners’ equity may not be directly comparable to similarly titled measures reported by other companies. We believe that it is a clearer way to measure the ongoing trend in return on total capital for the continuing operations of our businesses given the extent that discontinued operations have affected our reported results. We believe that this results in a more relevant measure for management and investors to evaluate performance of our continuing operations, on a consistent basis, and to evaluate and compare the performance of our continuing operations with the ongoing operations of other businesses and companies.

(52)

Ratio of Debt to Equity, Net of Cash and Equivalents and with Classification of Hybrid Debt as Equity

December 31 (Dollars in millions)	2012	2011	2010

GECC debt	$397,300	$443,097	$470,520
Less cash and equivalents	61,941	76,702	60,257
Less hybrid debt	7,725	7,725	7,725
	$327,634	$358,670	$402,538

GECC equity	$81,890	$77,110	$68,984
Plus hybrid debt	7,725	7,725	7,725
	$89,615	$84,835	$76,709

Ratio	3.66:1	4.23:1	5.25:1

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

GE Capital Ending Net Investment (ENI), Excluding Cash and Equivalents

	December 31,	January 1,
(In billions)	2012	2009	(a)

GECC total assets	$539.2	$661.0
Less assets of discontinued operations	1.1	25.1
Less non-interest bearing liabilities	57.6	85.4
GE Capital ENI	480.5	550.5
Less cash and equivalents	61.9	37.7
GE Capital ENI, excluding cash and equivalents	$418.6	$512.8

(a)	As originally reported.

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

(53)

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2012, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Michael A. Neal	/s/ Jeffrey S. Bornstein
Michael A. Neal	Jeffrey S. Bornstein
Chief Executive Officer	Chief Financial Officer

February 26, 2013

(54)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Corporation:

We have audited the accompanying statement of financial position of General Electric Capital Corporation and consolidated affiliates (“GECC”) as of December 31, 2012 and 2011, and the related statements of earnings, comprehensive income, changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15. We also have audited GECC’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GECC’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of GECC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, GECC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

(55)

As discussed in Note 1 to the consolidated financial statements, GECC, in 2010, changed its method of accounting for consolidation of variable interest entities.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
February 26, 2013

(56)

General Electric Capital Corporation and consolidated affiliates

Statement of Earnings

For the years ended December 31 (In millions)	2012	2011	2010

Revenues
Revenues from services (Note 12)(a)	$46,060	$49,307	$49,576
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(192)	(467)	(460)
Less: Portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	52	80	207
Net other-than-temporary impairment on investment securities
recognized in earnings	(140)	(387)	(253)
Revenues from services (Note 12)	45,920	48,920	49,323
Sales of goods	119	148	533
Total revenues	46,039	49,068	49,856

Costs and expenses
Interest	11,697	13,866	14,510
Operating and administrative (Note 13)	12,358	13,330	14,660
Cost of goods sold	99	135	501
Investment contracts, insurance losses and insurance annuity benefits	2,984	3,059	3,197
Provision for losses on financing receivables (Note 4)	3,891	3,951	7,085
Depreciation and amortization (Note 5)	7,055	7,117	7,752
Total costs and expenses	38,084	41,458	47,705

Earnings (loss) from continuing operations before income taxes	7,955	7,610	2,151
Benefit (provision) for income taxes (Note 10)	(491)	(899)	985

Earnings from continuing operations	7,464	6,711	3,136
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(1,186)	(74)	(965)
Net earnings (loss)	6,278	6,637	2,171
Less net earnings (loss) attributable to noncontrolling interests	63	127	16
Net earnings (loss) attributable to GECC	6,215	6,510	2,155
Preferred stock dividends declared	(123)	–	–
Net earnings attributable to GECC common shareowner	$6,092	$6,510	$2,155

Amounts attributable to GECC
Earnings from continuing operations	$7,401	$6,584	$3,120
Earnings (loss) from discontinued operations, net of taxes	(1,186)	(74)	(965)
Net earnings (loss) attributable to GECC	$6,215	$6,510	$2,155

(a)	Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

(57)

General Electric Capital Corporation and consolidated affiliates
Statement of Comprehensive Income

For the years ended December 31 (In millions)	2012	2011	2010

Net earnings	$6,278	$6,637	$2,171
Less: net earnings (loss) attributable to noncontrolling interests	63	127	16
Net earnings attributable to GECC	$6,215	$6,510	$2,155

Other comprehensive income (loss)
Investment securities	$707	$606	$14
Currency translation adjustments	280	984	(2,729)
Cash flow hedges	354	194	539
Benefit plans	(173)	(183)	54
Other comprehensive income (loss)	1,168	1,601	(2,122)
Less: other comprehensive income (loss) attributable to noncontrolling interests	12	(14)	57
Other comprehensive income (loss) attributable to GECC	$1,156	$1,615	$(2,179)

Comprehensive income	$7,446	$8,238	$49
Less: comprehensive income attributable to noncontrolling interests	75	113	73
Comprehensive income attributable to GECC	$7,371	$8,125	$(24)

Amounts presented net of taxes. See Note 11 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

General Electric Capital Corporation and consolidated affiliates
Statement of Changes in Shareowners’ Equity

(In millions)	2012	2011	2010

Beginning balance at January 1	$77,110	$68,984	$70,833
Increases from net earnings attributable to GECC	6,215	6,510	2,155
Dividends and other	(6,549)	–	50
Other comprehensive income (loss) attributable to GECC	1,156	1,615	(2,179)
Changes in additional paid-in capital	3,958	1	35
Cumulative effect of changes in accounting principles(a)	–	–	(1,910)
Ending balance at December 31	81,890	77,110	68,984
Noncontrolling interests	707	690	1,164
Total equity balance at December 31	$82,597	$77,800	$70,148

See Note 11 for further information about changes in shareowners’ equity.

(a)
On January 1, 2010, we adopted amendments to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 860, Transfers and Servicing, and ASC 810, Consolidation, and recorded a cumulative effect adjustment. See Notes 11 and 17.

See accompanying notes.

(58)

General Electric Capital Corporation and consolidated affiliates

Statement of Financial Position

At December 31 (In millions, except share amounts)	2012	2011

Assets
Cash and equivalents	$61,941	$76,702
Investment securities (Note 3)	48,439	47,359
Inventories	79	51
Financing receivables – net (Notes 4 and 16)	268,951	288,847
Other receivables	13,988	13,390
Property, plant and equipment– net (Note 5)	53,673	51,419
Goodwill (Note 6)	27,304	27,230
Other intangible assets – net (Note 6)	1,294	1,546
Other assets (Note 7)	62,217	75,612
Assets of businesses held for sale (Note 2)	211	711
Assets of discontinued operations (Note 2)	1,126	1,669
Total assets(a)	$539,223	$584,536

Liabilities and equity
Short-term borrowings (Note 8)	$95,940	$136,333
Accounts payable	6,277	7,239
Non-recourse borrowings of consolidated securitization entities (Note 8)	30,123	29,258
Bank deposits (Note 8)	46,461	43,115
Long-term borrowings (Note 8)	224,776	234,391
Investment contracts, insurance liabilities and insurance annuity benefits (Note 9)	28,696	30,198
Other liabilities	16,050	17,334
Deferred income taxes (Note 10)	5,871	7,052
Liabilities of businesses held for sale (Note 2)	157	345
Liabilities of discontinued operations (Note 2)	2,275	1,471
Total liabilities(a)	456,626	506,736

Preferred stock, $0.01 par value (750,000 shares authorized at December 31, 2012 and 2011, and 40,000 shares and 0 shares issued and outstanding at December 31, 2012
and 2011, respectively)	–	–
Common stock, $14 par value (4,166,000 shares authorized at December 31, 2012 and 2011,
and 1,000 shares issued and outstanding at December 31, 2012 and 2011, respectively)	–	–
Accumulated other comprehensive income attributable to GECC(b)
Investment securities	673	(33)
Currency translation adjustments	(131)	(399)
Cash flow hedges	(746)	(1,101)
Benefit plans	(736)	(563)
Additional paid-in capital	31,586	27,628
Retained earnings	51,244	51,578
Total GECC shareowners' equity	81,890	77,110
Noncontrolling interests(c) (Note 11)	707	690
Total equity (Note 11)	82,597	77,800
Total liabilities and equity	$539,223	$584,536

(a)
Our consolidated assets at December 31, 2012 include total assets of $45,814 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $40,287 million and investment securities of $3,419 million. Our consolidated liabilities at December 31, 2012 include liabilities of certain VIEs for which the VIE creditors do not have recourse to General Electric Capital Corporation (GECC). These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $29,123 million. See Note 17.

(b)	The sum of accumulated other comprehensive income attributable to GECC was $(940) million and $(2,096) million at December 31, 2012 and 2011, respectively.

(c)	Included accumulated other comprehensive income attributable to noncontrolling interests of $(129) million and $(141) million at December 31, 2012 and 2011, respectively.

See accompanying notes.

(59)

General Electric Capital Corporation and consolidated affiliates

Statement of Cash Flows

For the years ended December 31 (In millions)	2012	2011	2010

Cash flows – operating activities
Net earnings	$6,278	$6,637	$2,171
Less net earnings attributable to noncontrolling interests	63	127	16
Net earnings attributable to GECC	6,215	6,510	2,155
(Earnings) loss from discontinued operations	1,186	74	965
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	7,055	7,117	7,752
Deferred income taxes	(877)	124	1,307
Decrease (increase) in inventories	(27)	15	5
Increase (decrease) in accounts payable	(867)	50	(116)
Provision for losses on financing receivables	3,891	3,951	7,085
All other operating activities (Note 19)	5,392	3,282	2,482
Cash from (used for) operating activities – continuing operations	21,968	21,123	21,635
Cash from (used for) operating activities – discontinued operations	79	737	(133)
Cash from (used for) operating activities	22,047	21,860	21,502

Cash flows – investing activities
Additions to property, plant and equipment	(11,886)	(9,882)	(7,674)
Dispositions of property, plant and equipment	6,200	5,896	7,208
Net decrease (increase) in financing receivables (Note 19)	5,383	14,370	23,046
Proceeds from sales of discontinued operations	227	8,950	2,510
Proceeds from principal business dispositions	2,863	2,623	1,171
Payments for principal businesses purchased	–	(50)	(559)
All other investing activities (Note 19)	11,701	7,301	9,960
Cash from (used for) investing activities – continuing operations	14,488	29,208	35,662
Cash from (used for) investing activities – discontinued operations	(97)	(714)	(1,352)
Cash from (used for) investing activities	14,391	28,494	34,310

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,401)	4,393	(652)
Net increase (decrease) in bank deposits	2,432	6,748	4,603
Newly issued debt (maturities longer than 90 days) (Note 19)	55,841	43,267	37,971
Repayments and other debt reductions (maturities longer than 90 days) (Note 19)	(103,908)	(85,436)	(97,379)
Proceeds from issuance of preferred stock	3,960	–	–
Dividends paid to shareowners	(6,549)	–	–
Purchases of subsidiary shares from noncontrolling interests	–	(275)	(633)
All other financing activities (Note 19)	(2,868)	(1,792)	(3,318)
Cash from (used for) financing activities – continuing operations	(52,493)	(33,095)	(59,408)
Cash from (used for) financing activities – discontinued operations	–	(44)	(337)
Cash from (used for) financing activities	(52,493)	(33,139)	(59,745)

Effect of currency exchange rate changes on cash and equivalents	1,276	(791)	(208)

Increase (decrease) in cash and equivalents	(14,779)	16,424	(4,141)
Cash and equivalents at beginning of year	76,823	60,399	64,540
Cash and equivalents at end of year	62,044	76,823	60,399
Less cash and equivalents of discontinued operations at end of year	103	121	142
Cash and equivalents of continuing operations at end of year	$61,941	$76,702	$60,257

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(12,172)	$(15,018)	$(16,401)
Cash recovered (paid) during the year for income taxes	(250)	(616)	104

See accompanying notes.

(60)

General Electric Capital Corporation and consolidated affiliates

Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

At December 31, 2012, all of our outstanding common stock was owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – entities in which we have a controlling financial interest, most often because we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our ultimate parent, but which we have agreed to actively manage and control.

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

Operating Segments - These comprise our five businesses, focused on the broad markets they serve: Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS). Prior-period information has been reclassified to be consistent with how we managed our businesses in 2012.

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See Note 2.

(61)

On February 22, 2012, our former parent, General Electric Capital Services, Inc. (GECS), merged with and into GECC. The merger simplified GE’s financial services’ corporate structure by consolidating financial services entities and assets within our organization and simplifying Securities and Exchange Commission and regulatory reporting. Upon completion of the merger, (i) all outstanding shares of GECC common stock were cancelled, (ii) all outstanding GECS common stock and all GECS preferred stock held by GE were converted into an aggregate of 1,000 shares of GECC common stock, and (iii) all treasury shares of GECS and all outstanding preferred stock of GECS held by GECC were cancelled. As a result, GECC became the surviving corporation, assumed all of GECS’ rights and obligations and became wholly-owned directly by GE.

Because both GECS and GECC were wholly-owned either directly or indirectly by GE, the merger was accounted for as a transfer of assets between entities under common control. Transfers of net assets or exchanges of shares between entities under common control are accounted for at historical value, and as if the transfer occurred at the beginning of the period. Prior period results are retrospectively adjusted to furnish comparative information. GECC’s continuing operations now include the run-off insurance operations previously held and managed in our former parent, GECS, and which are reported in corporate items and eliminations. The operating businesses that are reported as segments, including CLL, Consumer, Real Estate, Energy Financial Services and GECAS, are not affected by the merger. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-K Report relate to the entity or segment as they exist subsequent to the February 22, 2012 merger.

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowners’ equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.

Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2013 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

Sales of Goods

We record all sales of goods only when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. If customer acceptance of goods is not assured, we record sales only upon formal customer acceptance.

Revenues from Services (Earned Income)

We use the interest method to recognize income on loans. Interest on loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, and at that time, previously recognized interest income that was accrued but not collected from the borrower is reversed, unless the terms of the loan agreement permit capitalization of accrued interest to the principal balance. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate, provided the amount does not exceed that which would have been earned at the historical effective interest rate; otherwise, payments received are applied to reduce the principal balance of the loan.

(62)

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

Losses on Financing Receivables

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Write-offs are deducted from the allowance for losses when we judge the principal to be uncollectible and subsequent recoveries are added to the allowance at the time cash is received on a written-off account.

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

(63)

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

Our consumer loan portfolio consists of smaller-balance, homogeneous loans, including credit card receivables, installment loans, auto loans and leases and residential mortgages. We collectively evaluate each portfolio for impairment quarterly. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider our historical loss experience to date based on actual defaulted loans and overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment rates and home price indices.

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

Measurement of the loss on our impaired commercial loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of collateral, net of expected selling costs, if the loan is determined to be collateral dependent. We determine whether a loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Our review process can often result in reserves being established in advance of a modification of terms or designation as a TDR. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based upon various statistical analyses considering historical and projected default rates and loss severity and aging, as well as our view on current market and economic conditions. It is prepared by each respective line of business. For Real Estate, this includes assessing the probability of default and the loss given default based on loss history of our portfolio for loans with similar loan metrics and attributes.

(64)

We consider multiple factors in evaluating the adequacy of our allowance for losses on Real Estate financing receivables, including loan-to-value ratios, collateral values at the individual loan level, debt service coverage ratios, delinquency status, and economic factors including interest rate and real estate market forecasts. In addition to evaluating these factors, we deem a Real Estate loan to be impaired if its projected loan-to-value ratio at maturity is in excess of 100%, even if the loan is currently paying in accordance with its contractual terms. Substantially all of the loans in the Real Estate portfolio are considered collateral dependent and are measured for impairment based on the fair value of collateral. If foreclosure is deemed probable or if repayment is dependent solely on the sale of collateral, we also include estimated selling costs in our reserve. Collateral values for our Real Estate loans are determined based upon internal cash flow estimates discounted at an appropriate rate and corroborated by external appraisals, as appropriate. Collateral valuations are routinely monitored and updated annually, or more frequently for changes in collateral, market and economic conditions. Further discussion on determination of fair value is in the Fair Value Measurements section below.

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

(65)

Write-offs on larger balance impaired commercial loans are based on amounts deemed uncollectible and are reviewed quarterly. Write-offs are determined based on the consideration of many factors, such as expectations of the workout plan or restructuring of the loan, valuation of the collateral and the prioritization of our claim in bankruptcy. Write-offs are recognized against the allowance for losses at the earlier of transaction confirmation (e.g., discounted pay-off, restructuring, foreclosure, etc.) or not later than 360 days after initial recognition of a specific reserve for a collateral dependent loan. If foreclosure is probable, the write-off is determined based on the fair value of the collateral less costs to sell. Smaller balance, homogeneous commercial loans are written off at the earlier of when deemed uncollectible or at 180 days past due.

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

Investment Securities

We report investments in debt and marketable equity securities, and certain other equity securities, at fair value. See Note 14 for further information on fair value. Unrealized gains and losses on available-for-sale investment securities are included in shareowners’ equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment using both quantitative and qualitative criteria.

For debt securities, if we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether we do not expect to recover the amortized cost basis of the security, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered other-than-temporarily impaired and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings. For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its fair value in earnings.

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

(66)

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

Our insurance activities also include providing insurance and reinsurance for life and health risks and providing certain annuity products. Two primary product groups are provided: traditional insurance contracts and investment contracts. Insurance contracts are contracts with significant mortality and/or morbidity risks, while investment contracts are contracts without such risks.

For short-duration insurance contracts, including accident and health insurance, we report premiums as earned income over the terms of the related agreements, generally on a pro-rata basis. For traditional long-duration insurance contracts including long-term care, term, whole life and annuities payable for the life of the annuitant, we report premiums as earned income when due.

Premiums received on investment contracts (including annuities without significant mortality risk) are not reported as revenues but rather as deposit liabilities. We recognize revenues for charges and assessments on these contracts, mostly for mortality, contract initiation, administration and surrender. Amounts credited to policyholder accounts are charged to expense.

Liabilities for traditional long-duration insurance contracts represent the present value of such benefits less the present value of future net premiums based on mortality, morbidity, interest and other assumptions at the time the policies were issued or acquired. Liabilities for investment contracts equal the account value, that is, the amount that accrues to the benefit of the contract or policyholder including credited interest and assessments through the financial statement date. For guaranteed investment contracts, the liability is also adjusted as a result of fair value hedging activity.

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

(67)

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

We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we have risk management teams that review valuation, including independent price validation for certain instruments. With regards to Level 3 valuations (including instruments valued by third parties), we perform a variety of procedures to assess the reasonableness of the valuations. Such reviews, which may be performed quarterly, monthly or weekly, include an evaluation of instruments whose fair value change exceeds predefined thresholds (and/or does not change) and consider the current interest rate, currency and credit environment, as well as other published data, such as rating agency market reports and current appraisals. These reviews are performed within each business by the asset and risk managers, pricing committees and valuation committees. A detailed review of methodologies and assumptions is performed by individuals independent of the business for individual measurements with a fair value exceeding predefined thresholds. This detailed review may include the use of a third- party valuation firm.

Recurring Fair Value Measurements

The following sections describe the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis.

Investments in Debt and Equity Securities. When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly traded equity securities.

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

The following sections describe the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value on a non-recurring basis.

Loans. When available, we use observable market data, including pricing on recent closed market transactions, to value loans that are included in Level 2. When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk, and such loans are included in Level 3. When appropriate, loans may be valued using collateral values (see Long-Lived Assets below).

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

Accounting Changes

On January 1, 2012, we adopted FASB Accounting Standards Update (ASU) 2011-05, an amendment to ASC 220, Comprehensive Income. ASU 2011-05 introduced a new statement, the Consolidated Statement of Comprehensive Income. The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

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

On July 1, 2011, we adopted FASB ASU 2011-02, an amendment to ASC 310, Receivables. This ASU provides guidance for determining whether the restructuring of a debt constitutes a TDR and requires that such actions be classified as a TDR when there is both a concession and the debtor is experiencing financial difficulties. The amendment also clarifies guidance on a creditor’s evaluation of whether it has granted a concession. The amendment applies to restructurings that have occurred subsequent to January 1, 2011. As a result of adopting these amendments on July 1, 2011, we have classified an additional $271 million of financing receivables as TDRs and have recorded an increase of $77 million to our allowance for losses on financing receivables. See Note 16.

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

We consolidated the assets and liabilities of these entities at amounts at which they would have been reported in our financial statements had we always consolidated them. We also deconsolidated certain entities where we did not meet the definition of the primary beneficiary under the revised guidance; however, the effect was insignificant at January 1, 2010. The incremental effect on total assets and liabilities, net of our investment in these entities, was an increase of $30,572 million and $32,359 million, respectively, at January 1, 2010. The net reduction of total equity (including noncontrolling interests) was $1,787 million at January 1, 2010, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings. See Note 17 for additional information.

(70)

NOTE 2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the third quarter of 2012, we completed the sale of our CLL business in South Korea for proceeds of $168 million.

In the second quarter of 2012, we committed to sell a portion of our Business Properties portfolio (Business Property) in Real Estate, including certain commercial loans, the origination and servicing platforms and the servicing rights on loans previously securitized by GECC. We completed the sale of Business Property on October 1, 2012 for proceeds of $2,406 million. We deconsolidated substantially all Real Estate securitization entities in the fourth quarter of 2012 as servicing rights related to these entities were transferred to the buyer at closing.

Summarized financial information for businesses held for sale is shown below.

December 31 (In millions)	2012	2011

Assets
Cash and equivalents	$74	$149
Financing receivables – net	47	412
Property, plant and equipment – net	31	81
All other	59	69
Assets of businesses held for sale	$211	$711

Liabilities
Short-term borrowings	$138	$252
All other	19	93
Liabilities of businesses held for sale	$157	$345

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), BAC Credomatic GECF Inc. (BAC) (our Central American bank and card business), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and Consumer Ireland. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

(71)

Summarized financial information for discontinued operations is shown below.

(In millions)	2012	2011	2010

Operations
Total revenues	$(486)	$329	$2,060

Earnings (loss) from discontinued operations before income taxes	$(612)	$(187)	$118
Benefit (provision) for income taxes	169	91	101
Earnings (loss) from discontinued operations, net of taxes	$(443)	$(96)	$219

Disposal
Gain (loss) on disposal before income taxes	$(792)	$(329)	$(1,420)
Benefit (provision) for income taxes	49	351	236
Gain (loss) on disposal, net of taxes	$(743)	$22	$(1,184)

Earnings (loss) from discontinued operations, net of taxes	$(1,186)	$(74)	$(965)

		December 31,	December 31,
		2012	2011
Assets
Cash and equivalents		$103	$121
Financing receivables - net		3	521
Other		1,020	1,027
Assets of discontinued operations		$1,126	$1,669

Liabilities
Deferred income taxes		$374	$207
Other		1,901	1,264
Liabilities of discontinued operations		$2,275	$1,471

Assets at December 31, 2012 and December 31, 2011, primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

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

(72)

Overall, excess interest refund claims experience has developed unfavorably. We believe that the level of excess interest refund claims has been affected by the challenging global economic conditions over the last few years, in addition to the financial status of other Japanese personal lenders and consumer behavior. In 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial ongoing legal advertising. These factors led to substantial increases in claims in 2010 and early 2011 and significant volatility in claims patterns. We recorded a provision of $630 million during 2012, including $286 million in the fourth quarter, as a result of an excess of claims activity over our previous estimates and revisions to our assumptions about the level of future claim activity. At December 31, 2012, our reserve for these claims was $700 million. In determining reserve levels, we consider analyses of recent and historical claims experience, as well as pending and estimated future refund requests, adjusted for the estimated percentage of customers who present valid requests and associated estimated payments. We determined our reserve assuming the pace of incoming claims will decelerate, that average exposure per claim remains consistent with recent experience, and that we continue to see the impact of loss mitigation efforts. Since our disposition of the business, incoming claims have continued to decline, however, it is highly variable and difficult to predict the pace and pattern of that decline and such assumptions have a significant effect on the total amount of our liability. Holding all other assumptions constant, an adverse change of 20% and 50% in assumed incoming daily claim rate reduction (resulting in an extension of the claim period and higher incoming claims), would result in an increase to our reserve of approximately $75 million and $400 million, respectively. We continue to closely monitor and evaluate claims activity.

Based on the uncertainties discussed above, and considering other environmental factors in Japan, including the runoff status of the underlying book of business, challenging economic conditions, the impact of laws and regulations (including consideration of proposed legislation that could impose a framework for collective legal action proceedings), and the financial status of other local personal lending companies, it is difficult to develop a meaningful estimate of the aggregate possible claims exposure. These uncertainties and factors could have an adverse effect on claims development.

GE Money Japan losses from discontinued operations, net of taxes, were $649 million, $238 million and $1,671 million in 2012, 2011 and 2010, respectively.

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

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $5,357 million at December 31, 2012, $705 million at December 31, 2011 and $347 million at December 31, 2010. Pending claims represent those active repurchase claims that identify the specific loans tendered for repurchase and, for each loan, the alleged breach of a representation or warranty. As such, they do not include unspecified repurchase claims, such as the Litigation Claims discussed below. WMC believes that these types of unspecified repurchase claims do not meet the substantive and procedural requirements for tender under the governing agreements or are otherwise invalid. The amounts reported in pending claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Historically, a small percentage of the total loans WMC originated and sold have qualified as “validly tendered,” meaning the loans sold did not satisfy contractual obligations. The volume of claims since the second quarter of 2012 reflects increased industry-wide activity by securitization trustees and investors in residential mortgage-backed securities (RMBS) issued in 2006 and 2007, and, WMC believes, reflect applicable statutes of limitations considerations.

(73)

Reserves related to WMC pending claims were $633 million at December 31, 2012, reflecting an increase to reserves in the fourth quarter of 2012 of $25 million due to higher pending claims. The amount of these reserves is based upon pending and estimated future loan repurchase requests and WMC’s historical loss experience on loans tendered for repurchase. Given the significant recent activity in pending claims and related litigation filed in connection with such claims, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve for pending and estimated future repurchase claims may result in an increase to these reserves. For example, a 50% increase to the estimate of future loan repurchase requests and a 100% increase to the estimated loss rate on loans tendered, would result in an increase to the reserves of approximately $700 million.

WMC is a party to 15 lawsuits involving repurchase claims on loans included in 12 securitizations in which the adverse parties are securitization trustees or parties claiming to act on their behalf, four of which were initiated by WMC. In eight of these lawsuits, the adverse parties allege that WMC is contractually required to repurchase mortgage loans beyond those included in WMC’s previously discussed pending claims at December 31, 2012 (Litigation Claims). These Litigation Claims consist of sampling-based claims in two cases on approximately $900 million of mortgage loans  and, in the other six cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $3,100 million of mortgage loans. These claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. As noted above, WMC believes that the Litigation Claims are disallowed by the governing agreements and applicable law. As a result, WMC has not included the Litigation Claims in its pending claims or in its estimates of future loan repurchase requests and holds no related reserve as of December 31, 2012.

At this point, WMC is unable to develop a meaningful estimate of reasonably possible loss in connection with the Litigation Claims described above due to a number of factors, including the extent to which courts will agree with the theories supporting the Litigation Claims. Specifically, while several courts in cases not involving WMC have supported some of those theories, other courts have rejected them. In addition, WMC lacks experience resolving such claims, and there are few public industry settlements that may serve as benchmarks to estimate a reasonably possible loss. An adverse court decision allowing plaintiffs to pursue such claims could increase WMC’s exposure in some or all of the 15 lawsuits and result in additional claims and lawsuits. However, WMC believes that it has defenses to all the claims asserted in litigation, including causation and materiality requirements, limitations on remedies for breach of representations and warranties, and the applicable statutes of limitations. To the extent WMC is required to repurchase loans, WMC’s loss also would be affected by several factors, including pay downs, accrued interest and fees, and the value of the underlying collateral. It is not possible to predict the outcome or impact of these defenses and other factors, any one of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

WMC has also received unspecified indemnification demands from depositors/underwriters/sponsors of RMBS in connection with lawsuits brought by RMBS investors to which WMC is not a party. WMC believes that it has strong defenses to these demands.

The reserve estimates reflect judgment, based on currently available information, and a number of assumptions, including economic conditions, claim activity, pending and threatened litigation and indemnification demands, estimated repurchase rates, and other activity in the mortgage industry. Actual losses arising from claims against WMC could exceed the reserve amount if actual claim rates, governmental actions, litigation and indemnification activity, actual repurchase rates or losses WMC incurs on repurchased loans differ from its assumptions. It is difficult to develop a meaningful estimate of aggregate possible claims exposure because of uncertainties surrounding economic conditions, the ability and propensity of mortgage holders to present valid claims, governmental actions, mortgage industry activity, as well as pending and threatened litigation and indemnification demands against WMC.

WMC revenues (loss) from discontinued operations were $(500) million, $(42) million and $(4) million in 2012, 2011 and 2010, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $337 million, $34 million and $7 million in 2012, 2011 and 2010, respectively.

(74)

Other

In the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations. We completed the sale in the third quarter of 2012 for proceeds of $227 million. Consumer Ireland revenues from discontinued operations were $7 million, $13 million and $25 million in 2012, 2011 and 2010, respectively. Consumer Ireland losses from discontinued operations, net of taxes, were $195 million (including a $121 million loss on disposal), $153 million and $96 million in 2012, 2011 and 2010, respectively.

In the second quarter of 2011, we entered into an agreement to sell our Australian Home Lending operations and classified it as discontinued operations. As a result, we recognized an after-tax loss of $148 million in 2011. We completed the sale in the third quarter of 2011 for proceeds of approximately $4,577 million. Australian Home Lending revenues from discontinued operations were $4 million, $250 million and $510 million in 2012, 2011 and 2010, respectively. Australian Home Lending earnings (loss) from discontinued operations, net of taxes, were $6 million, $(65) million and $70 million in 2012, 2011 and 2010, respectively.

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for $692 million. The sale was completed in the second quarter of 2011 and resulted in the recognition of a gain on disposal, net of taxes, of $319 million. Consumer Singapore revenues from discontinued operations were an insignificant amount, $30 million and $108 million in 2012, 2011 and 2010, respectively. Consumer Singapore earnings from discontinued operations, net of taxes, were $2 million, $333 million and $36 million in 2012, 2011 and 2010, respectively.

In 2010, we sold our interest in BAC and recognized an after-tax gain of $780 million. BAC revenues and total earnings from discontinued operations, net of taxes, were $983 million and $854 million, respectively, in 2010.

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively, for proceeds of $2,365 million and $1,943 million, respectively. Consumer RV Marine revenues from discontinued operations were $1 million, $11 million and $210 million in 2012, 2011 and 2010, respectively. Consumer RV Marine earnings (loss) from discontinued operations, net of taxes, were an insignificant amount, $2 million and $(99) million in 2012, 2011 and 2010, respectively. Consumer Mexico revenues from discontinued operations were $2 million, $67 million and $228 million in 2012, 2011 and 2010, respectively. Consumer Mexico earnings (loss) from discontinued operations, net of taxes, were $(12) million, $30 million and $(59) million in 2012, 2011 and 2010, respectively.

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. We do not have any securities classified as held-to-maturity.

(75)

	2012				2011
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
December 31 (In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$20,233	$4,201	$(302)	$24,132	$20,748	$3,432	$(410)	$23,770
State and municipal	4,084	575	(113)	4,546	3,027	350	(143)	3,234
Residential
mortgage-backed(a)	2,198	183	(119)	2,262	2,711	184	(286)	2,609
Commercial
mortgage-backed	2,930	259	(95)	3,094	2,913	162	(247)	2,828
Asset-backed	5,784	31	(77)	5,738	5,102	32	(164)	4,970
Corporate – non-U.S.	2,391	150	(126)	2,415	2,414	126	(207)	2,333
Government – non-U.S.	1,617	149	(3)	1,763	2,488	129	(86)	2,531
U.S. government and
federal agency	3,462	103	–	3,565	3,974	84	-	4,058
Retained interests	76	7	–	83	25	10	-	35
Equity
Available-for-sale	513	86	(3)	596	713	75	(38)	750
Trading	245	–	–	245	241	-	-	241
Total	$43,533	$5,744	$(838)	$48,439	$44,356	$4,584	$(1,581)	$47,359

(a)
Substantially collateralized by U.S. mortgages. Of our total RMBS portfolio at December 31, 2012, $1,441 million relates to securities issued by government-sponsored entities and $821 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities increased to $48,439 million at December 31, 2012, from $47,359 million at December 31, 2011, primarily due to the impact of lower interest rates and improved market conditions.

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

(76)

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
December 31 (In millions)	fair value	losses	(a)	fair value	losses	(a)

2012
Debt
U.S. corporate	$434	$(7)		$813	$(295)
State and municipal	146	(2)		326	(111)
Residential mortgage-backed	98	(1)		691	(118)
Commercial mortgage-backed	37	–		979	(95)
Asset-backed	18	(1)		658	(76)
Corporate – non-U.S.	167	(8)		602	(118)
Government – non-U.S.	201	(1)		37	(2)
U.S. government and federal agency	–	–		–	–
Retained interests	3	–		–	–
Equity	26	(3)		–	–
Total	$1,130	$(23)		$4,106	$(815)

2011
Debt
U.S. corporate	$1,435	$(241)		$836	$(169)
State and municipal	87	(1)		307	(142)
Residential mortgage-backed	219	(9)		825	(277)
Commercial mortgage-backed	244	(23)		1,320	(224)
Asset-backed	100	(7)		850	(157)
Corporate – non-U.S.	330	(28)		607	(179)
Government – non-U.S.	906	(5)		203	(81)
U.S. government and federal agency	502	–		–	–
Retained interests	–	–		–	–
Equity	440	(38)		–	–
Total	$4,263	$(352)		$4,948	$(1,229)

(a)	Includes gross unrealized losses at December 31, 2012 of $(157) million related to securities that had other-than-temporary impairments previously recognized.

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

Substantially all of our U.S. corporate debt securities are rated investment grade by the major rating agencies. We evaluate U.S. corporate debt securities based on a variety of factors, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. In the event a U.S. corporate debt security is deemed to be other-than-temporarily impaired, we isolate the credit portion of the impairment by comparing the present value of our expectation of cash flows to the amortized cost of the security. We discount the cash flows using the original effective interest rate of the security.

The vast majority of our RMBS have investment grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Of our total RMBS at December 31, 2012 and 2011, approximately $471 million and $515 million, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. These are collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. In addition, of the total residential subprime credit exposure at December 31, 2012 and 2011, approximately $219 million and $277 million, respectively, was insured by Monoline insurers (Monolines) on which we continue to place reliance.

Our commercial mortgage-backed securities (CMBS) portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS), a majority of which were originated in 2007 and 2006. The vast majority of the securities in our CMBS portfolio have investment grade credit ratings and the vast majority of the securities are in a senior position in the capital structure.

(77)

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

During 2012, we recorded pre-tax, other-than-temporary impairments of $192 million, of which $140 million was recorded through earnings ($38 million relates to equity securities) and $52 million was recorded in accumulated other comprehensive income (AOCI). At January 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $558 million. During 2012, we recognized first-time impairments of $27 million and incremental charges on previously impaired securities of $40 million. These amounts included $219 million related to securities that were subsequently sold.

During 2011, we recorded pre-tax, other-than-temporary impairments of $467 million, of which $387 million was recorded through earnings ($81 million relates to equity securities) and $80 million was recorded in AOCI. At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $332 million. During 2011, we recognized first-time impairments of $58 million and incremental charges on previously impaired securities of $230 million. These amounts included $62 million related to securities that were subsequently sold.

During 2010, we recorded pre-tax, other-than-temporary impairments of $460 million, of which $253 million was recorded through earnings ($35 million relates to equity securities) and $207 million was recorded in AOCI. At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $172 million. During 2010, we recognized first-time impairments of $164 million and incremental charges on previously impaired securities of $38 million.  These amounts included $41 million related to securities that were subsequently sold.

(78)

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due in
2013	$1,937	$1,960
2014-2017	7,167	7,180
2018-2022	4,782	5,283
2023 and later	17,901	21,998

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2012	2011	2010

Gains	$177	$205	$190
Losses, including impairments	(211)	(402)	(281)
Net	$(34)	$(197)	$(91)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $12,792 million, $15,606 million and $16,221 million in 2012, 2011 and 2010, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains (losses) on trading securities of $20 million, $22 million and $(7) million in 2012, 2011 and 2010, respectively.

NOTE 4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

December 31 (In millions)	2012	2011

Loans, net of deferred income(a)	$241,465	$256,895
Investment in financing leases, net of deferred income	32,471	38,142
	273,936	295,037
Less allowance for losses	(4,985)	(6,190)
Financing receivables – net(b)	$268,951	$288,847

(a)	Deferred income was $2,182 million and $2,329 million at December 31, 2012 and December 31, 2011, respectively.

(b)
Financing receivables at December 31, 2012 and December 31, 2011 included $750 million and $1,062 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

GECC financing receivables include both loans and financing leases. Loans represent transactions in a variety of forms, including revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes loans carried at the principal amount on which finance charges are billed periodically, and loans carried at gross book value, which includes finance charges.

(79)

Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment, medical equipment, commercial real estate and other manufacturing, power generation, and commercial equipment and facilities.

For federal income tax purposes, the leveraged leases and the majority of the direct financing leases are leases in which GECC depreciates the leased assets and is taxed upon the accrual of rental income. Certain direct financing leases are loans for federal income tax purposes. For these transactions, GECC is taxed only on the portion of each payment that constitutes interest, unless the interest is tax-exempt (e.g., certain obligations of state governments).

Investment in direct financing and leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. GECC has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases; such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The GECC share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment. For federal income tax purposes, GECC is entitled to deduct the interest expense accruing on non-recourse financing related to leveraged leases.

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2012	2011	2012	2011	2012	2011

Total minimum lease payments receivable	$36,451	$44,157	$29,416	$33,667	$7,035	$10,490
Less principal and interest on third-party
non-recourse debt	(4,662)	(6,812)	-	-	(4,662)	(6,812)
Net rentals receivables	31,789	37,345	29,416	33,667	2,373	3,678
Estimated unguaranteed residual value of
leased assets	6,346	7,592	4,272	5,140	2,074	2,452
Less deferred income	(5,664)	(6,795)	(4,453)	(5,219)	(1,211)	(1,576)
Investment in financing leases, net of
deferred income	32,471	38,142	29,235	33,588	3,236	4,554
Less amounts to arrive at net investment
Allowance for losses	(198)	(294)	(193)	(281)	(5)	(13)
Deferred taxes	(4,506)	(6,718)	(2,245)	(2,938)	(2,261)	(3,780)
Net investment in financing leases	$27,767	$31,130	$26,797	$30,369	$970	$761

(a)	Included $330 million and $413 million of initial direct costs on direct financing leases at December 31, 2012 and 2011, respectively.

(b)
Included pre-tax income of $81 million and $116 million and income tax of $32 million and $45 million during 2012 and 2011, respectively. Net investment credits recognized on leveraged leases during 2012 and 2011 were insignificant.

Contractual Maturities

	Total	Net rentals
(In millions)	loans	receivable

Due in
2013	$56,668	$8,700
2014	22,076	6,633
2015	19,889	5,235
2016	18,214	3,751
2017	17,114	2,234
2018 and later	48,593	5,236
	182,554	31,789
Consumer revolving loans	58,911	-
Total	$241,465	$31,789

We expect actual maturities to differ from contractual maturities.

(80)

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

Financing Receivables – net

December 31 (In millions)	2012	2011

Commercial
CLL
Americas	$72,517	$80,505
Europe	37,035	36,899
Asia	11,401	11,635
Other	605	436
Total CLL	121,558	129,475

Energy Financial Services	4,851	5,912

GECAS	10,915	11,901

Other	486	1,282
Total Commercial financing receivables	137,810	148,570

Real Estate
Debt	19,746	24,501
Business Properties(a)	1,200	8,248
Total Real Estate financing receivables	20,946	32,749

Consumer
Non-U.S. residential mortgages	33,451	35,550
Non-U.S. installment and revolving credit	18,546	18,544
U.S. installment and revolving credit	50,853	46,689
Non-U.S. auto	4,260	5,691
Other	8,070	7,244
Total Consumer financing receivables	115,180	113,718

Total financing receivables	273,936	295,037

Less allowance for losses	(4,985)	(6,190)
Total financing receivables – net	$268,951	$288,847

(a)	In 2012, we completed the sale of a portion of our Business Properties portfolio.

(81)

Allowance for Losses on Financing Receivables

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				December 31,
(In millions)	2012	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2012

Commercial
CLL
Americas	$889	$109	$(51)		$(568)		$111		$490
Europe	400	374	(3)		(390)		64		445
Asia	157	37	(3)		(134)		23		80
Other	4	13	(1)		(10)		–		6
Total CLL	1,450	533	(58)		(1,102)		198		1,021

Energy Financial Services	26	4	–		(24)		3		9

GECAS	17	4	–		(13)		–		8

Other	37	1	(20)		(17)		2		3
Total Commercial	1,530	542	(78)		(1,156)		203		1,041

Real Estate
Debt	949	29	(6)		(703)		10		279
Business Properties(c)	140	43	(38)		(107)		3		41
Total Real Estate	1,089	72	(44)		(810)		13		320

Consumer
Non-U.S. residential
mortgages	546	111	8		(261)		76		480
Non-U.S. installment
and revolving credit	717	350	26		(1,046)		576		623
U.S. installment and
revolving credit	2,008	2,666	(24)		(2,906)		538		2,282
Non-U.S. auto	101	18	(4)		(146)		98		67
Other	199	132	18		(257)		80		172
Total Consumer	3,571	3,277	24		(4,616)		1,368		3,624
Total	$6,190	$3,891	$(98)		$(6,582)		$1,584		$4,985

(a)	Other primarily included transfers to held-for-sale and the effects of currency exchange.

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

(c)	In 2012, we completed the sale of a portion of our Business Properties portfolio.

(82)

	Balance at	Provision								Balance at
	January 1,	charged to				Gross				December 31,
(In millions)	2011	operations	(a)	Other	(b)	write-offs	(c)	Recoveries	(c)	2011

Commercial
CLL
Americas	$1,288	$281		$(96)		$(700)		$116		$889
Europe	429	195		(5)		(286)		67		400
Asia	222	105		13		(214)		31		157
Other	6	3		(3)		(2)		–		4
Total CLL	1,945	584		(91)		(1,202)		214		1,450

Energy Financial
Services	22	–		(1)		(4)		9		26

GECAS	20	–		–		(3)		–		17

Other	58	23		–		(47)		3		37
Total Commercial	2,045	607		(92)		(1,256)		226		1,530

Real Estate
Debt	1,292	242		2		(603)		16		949
Business Properties	196	82		–		(144)		6		140
Total Real Estate	1,488	324		2		(747)		22		1,089

Consumer
Non-U.S. residential
mortgages	689	117		(13)		(296)		49		546
Non-U.S. installment
and revolving credit	937	490		(30)		(1,257)		577		717
U.S. installment and
revolving credit	2,333	2,241		1		(3,095)		528		2,008
Non-U.S. auto	168	30		(4)		(216)		123		101
Other	259	142		(20)		(272)		90		199
Total Consumer	4,386	3,020		(66)		(5,136)		1,367		3,571
Total	$7,919	$3,951		$(156)		$(7,139)		$1,615		$6,190

(a)	Included a provision of $77 million at Consumer related to the July 1, 2011 adoption of ASU 2011-02.

(b)	Other primarily included transfers to held-for-sale and the effects of currency exchange.

(c)
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

(83)

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				December 31,
(In millions)	2010(a)	operations	Other	(b)	write-offs	(c)	Recoveries	(c)	2010

Commercial
CLL
Americas	$1,246	$1,059	$(11)		$(1,136)		$130		$1,288
Europe	575	269	(37)		(440)		62		429
Asia	234	153	(6)		(181)		22		222
Other	10	(2)	(1)		(1)		–		6
Total CLL	2,065	1,479	(55)		(1,758)		214		1,945

Energy Financial Services	28	65	–		(72)		1		22

GECAS	104	12	–		(96)		–		20

Other	34	33	–		(9)		–		58
Total Commercial	2,231	1,589	(55)		(1,935)		215		2,045

Real Estate
Debt	1,355	764	10		(838)		1		1,292
Business Properties	181	146	(8)		(126)		3		196
Total Real Estate	1,536	910	2		(964)		4		1,488

Consumer
Non-U.S. residential
mortgages	825	165	(38)		(338)		75		689
Non-U.S. installment
and revolving credit	1,106	1,047	(68)		(1,733)		585		937
U.S. installment and
revolving credit	3,153	3,018	(6)		(4,300)		468		2,333
Non-U.S. auto	292	91	(61)		(313)		159		168
Other	292	265	5		(394)		91		259
Total Consumer	5,668	4,586	(168)		(7,078)		1,378		4,386
Total	$9,435	$7,085	$(221)		$(9,977)		$1,597		$7,919

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Other primarily included the effects of currency exchange.

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

(84)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

	Depreciable
	lives-new
December 31 (Dollars in millions)	(in years)		2012	2011

Original cost(b)
Land and improvements, buildings, structures and
related equipment	1-36	(a)	$2,624	$3,110
Equipment leased to others
Aircraft	19-21		49,954	46,240
Vehicles	1-28		17,574	15,278
Railroad rolling stock	4-50		4,210	4,324
Construction and manufacturing	1-30		3,055	2,644
All other	3-27		3,427	3,438
Total			$80,844	$75,034

Net carrying value(b)
Land and improvements, buildings, structures and
related equipment			$1,074	$1,499
Equipment leased to others
Aircraft(c)			36,231	34,271
Vehicles			9,263	8,772
Railroad rolling stock			2,746	2,853
Construction and manufacturing			2,069	1,670
All other			2,290	2,354
Total			$53,673	$51,419

(a)	Depreciable lives exclude land.

(b)	Included $1,467 million and $1,570 million of original cost of assets leased to GE with accumulated amortization of $452 million and $445 million at December 31, 2012 and 2011, respectively.

(c)
GECAS recognized impairment losses of $242 million in 2012 and $301 million in 2011 recorded in the caption “Depreciation and amortization” in the Statement of Earnings to reflect adjustments to fair value based on an evaluation of average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

Amortization of equipment leased to others was $6,243 million, $6,253 million and $6,786 million in 2012, 2011 and 2010, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2012, are as follows:

(In millions)

Due in
2013	$7,507
2014	6,168
2015	4,946
2016	3,863
2017	3,000
2018 and later	8,286
Total	$33,770

(85)

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

December 31 (In millions)	2012	2011

Goodwill	$27,304	$27,230

Other intangible assets
Intangible assets subject to amortization	$1,294	$1,546

Changes in goodwill balances follow.

	2012				2011
			Dispositions,				Dispositions,
			currency				currency
	Balance at		exchange	Balance at	Balance at		exchange	Balance at
(In millions)	January 1	Acquisitions	and other	December 31	January 1	Acquisitions	and other	December 31

CLL	$13,745	$–	$(19)	$13,726	$13,893	$6	$(154)	$13,745
Consumer	10,775	–	168	10,943	10,817	–	(42)	10,775
Real Estate	1,001	–	(75)	926	1,089	–	(88)	1,001
Energy Financial Services	1,562	–	–	1,562	1,562	–	–	1,562
GECAS	147	–	–	147	147	–	–	147
Total	$27,230	$–	$74	$27,304	$27,508	$6	$(284)	$27,230

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

Goodwill balances increased $74 million in 2012, primarily as a result of the weaker U.S. dollar ($180 million), partially offset by dispositions ($107 million). Our reporting units and related goodwill balances are CLL ($13,726 million), Consumer ($10,943 million), Real Estate ($926 million), Energy Financial Services ($1,562 million) and GECAS ($147 million) at December 31, 2012.

Goodwill balances decreased $278 million in 2011, primarily as a result of dispositions ($216 million) and the stronger U.S. dollar ($89 million).

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

(86)

Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparables is often limited to publicly traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

We performed our annual impairment test of goodwill for all of our reporting units in the third quarter using data as of July 1, 2012. The impairment test consists of two steps: in step one, the carrying value (including goodwill) of the reporting unit is compared with its fair value, as if it were being acquired in a business combination; in step two, which is applied when the carrying value (including goodwill) of the reporting unit is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity (net assets) as determined in step one to derive the implied fair value of goodwill, and then comparing that implied amount with the carrying amount of goodwill. In performing the valuations, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. Based on the results of our step one testing, the fair values of each of the CLL, Consumer, Energy Financial Services and GECAS reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

Our Real Estate reporting unit had a goodwill balance of $926 million at December 31, 2012. As of July 1, 2012, the carrying amount exceeded the estimated fair value of our Real Estate reporting unit by approximately $1.8 billion. The estimated fair value of the Real Estate reporting unit is based on a number of assumptions about future business performance and investment, including loss estimates for the existing finance receivable and investment portfolio, new debt origination volume and margins, and stabilization of the real estate market allowing for sales of real estate investments at normalized margins. Our assumed discount rate was 11% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. Given the volatility and uncertainty in the current commercial real estate environment, there is uncertainty about a number of assumptions upon which the estimated fair value is based. Different loss estimates for the existing portfolio, changes in the new debt origination volume and margin assumptions, changes in the expected pace of the commercial real estate market recovery, or changes in the equity return expectation of market participants may result in changes in the estimated fair value of the Real Estate reporting unit.

Based on the results of the step one testing, we performed the second step of the impairment test described above as of July 1, 2012. Based on the results of the second step analysis for the Real Estate reporting unit, the estimated implied fair value of goodwill exceeded the carrying value of goodwill by approximately $1.7 billion. Accordingly, no goodwill impairment was required. In the second step, unrealized losses are reflected in the fair values of an entity’s assets and have the effect of reducing or eliminating the potential goodwill impairment identified in step one. The results of the second step analysis were attributable to several factors. The primary drivers were the excess of the carrying value over the estimated fair value of our Real Estate Equity Investments, which approximated $2.6 billion at that time, and the fair value premium on the Real Estate reporting unit allocated debt. The results of the second step analysis are highly sensitive to these measurements, as well as the key assumptions used in determining the estimated fair value of the Real Estate reporting unit.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

(87)

Intangible Assets Subject to Amortization

	2012			2011
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
December 31 (In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,227	$(808)	$419	$1,186	$(697)	$489
Patents, licenses and trademarks	191	(160)	31	250	(208)	42
Capitalized software	2,126	(1,681)	445	2,048	(1,597)	451
Lease valuations	1,163	(792)	371	1,470	(944)	526
Present value of future profits (a)	530	(530)	-	491	(491)	-
All other	283	(255)	28	327	(289)	38
Total	$5,520	$(4,226)	$1,294	$5,772	$(4,226)	$1,546

(a)
Balances at December 31, 2012 and 2011 reflect adjustments of $353 million and $391 million, respectively, to the present value of future profits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

During 2012, we recorded additions to intangible assets subject to amortization of $182 million. The components of finite-lived intangible assets acquired during 2012 and their respective weighted-average amortizable period are: $143 million – Capitalized software (4.2 years); $33 million – Customer-related (7.0 years); and $6 million – All other (6.7 years).

Amortization expense related to intangible assets was $450 million, $566 million and $653 million for 2012, 2011 and 2010, respectively, and is recorded in the caption “Operating and administrative” in the Statement of Earnings. We estimate annual pre-tax amortization for intangible assets over the next five calendar years to be as follows: 2013 – $420 million; 2014 – $299 million; 2015 – $231 million; 2016 – $176 million; and 2017 – $124 million.

(88)

NOTE 7. OTHER ASSETS

December 31 (In millions)	2012	2011

Investments
Real estate(a)(b)	$25,154	$28,255
Associated companies	19,119	23,589
Assets held for sale(c)	4,205	4,525
Cost method(b)	1,665	1,882
Other	1,446	1,722
	51,589	59,973

Derivative instruments	3,557	9,671
Advances to suppliers	1,813	1,560
Deferred borrowing costs(d)	940	1,327
Deferred acquisition costs(e)	46	55
Other	4,272	3,026
Total	$62,217	$75,612

(a)
Our investment in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2012: office buildings (48%), apartment buildings (14%), retail facilities (9%), franchise properties (9%), industrial properties (8%) and other (12%). At December 31, 2012, investments were located in the Americas (45%), Europe (28%) and Asia (27%).

(b)
The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2012, were $142 million and $37 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2012, were $2 million and an insignificant amount, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2011, were $425 million and $61 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2011, were $65 million and $3 million, respectively.

(c)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale or other means. At December 31, 2012 and 2011, such assets consisted primarily of loans, aircraft, equipment and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $200 million and $122 million at December 31, 2012 and 2011, respectively.

(d)
Included $329 million at December 31, 2011 of unamortized fees related to our participation in the Temporary Liquidity Guarantee Program (TLGP). At December 31, 2012, our debt under TLGP was fully repaid.

(e)
Balances at December 31, 2012 and 2011 reflect adjustments of $764 million and $810 million, respectively, to deferred acquisition costs in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

(89)

NOTE 8. BORROWINGS AND BANK DEPOSITS

Short-term Borrowings		2012		2011
			Average		Average
December 31 (Dollars in millions)		Amount	rate(a)	Amount	rate(a)

Commercial paper
U.S.		$33,686	0.22%	$33,591	0.23%
Non-U.S.		9,370	0.92	10,569	1.67
Current portion of long-term
borrowings(b)(c)(d)(e)		44,264	2.85	82,650	2.72
GE Interest Plus notes(f)		8,189	1.20	8,474	1.32
Other(d)		431		1,049
Total short-term borrowings		$95,940		$136,333

Long-term Borrowings		2012		2011
			Average		Average
December 31 (Dollars in millions)	Maturities	Amount	rate(a)	Amount	rate(a)

Senior unsecured notes(c)	2014-2055	$199,646	2.95%	$210,154	3.49%
Subordinated notes(e)	2014-2037	4,965	2.92	4,862	3.42
Subordinated debentures(g)(h)	2066-2067	7,286	5.78	7,215	6.66
Other(d)		12,879		12,160
Total long-term borrowings		$224,776		$234,391

Non-recourse borrowings of consolidated
securitization entities (i)	2013-2019	$30,123	1.12	$29,258	1.40

Bank deposits(j)		$46,461		$43,115

Total borrowings and bank deposits		$397,300		$443,097

(a)	Based on year-end balances and year-end local currency effective interest rates, including the effects from hedging.

(b)
GECC had issued and outstanding $35,040 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at December 31, 2011. No such debt was outstanding at December 31, 2012.

(c)
Included in total long-term borrowings were $604 million and $1,845 million of obligations to holders of GICs at December 31, 2012 and 2011, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. Following the April 3, 2012 Moody’s downgrade of GECC’s long-term credit rating to A1, substantially all of these GICs became redeemable by their holders. In 2012, holders of $386 million in principal amount of GICs redeemed their holdings and GECC made related cash payments. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

(d)
Included $9,757 million and $8,538 million of funding secured by real estate, aircraft and other collateral at December 31, 2012 and 2011, respectively, of which $3,294 million and $2,983 million is non-recourse to GECC at December 31, 2012 and 2011, respectively.

(e)
Included $300 million and $417 million of subordinated notes guaranteed by GE at December 31, 2012 and 2011, respectively, of which $117 million was included in current portion of long-term borrowings at December 31, 2011.

(f)	Entirely variable denomination floating-rate demand notes.

(g)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(h)
Includes $2,889 million of subordinated debentures, which constitute the sole assets of wholly-owned trusts who have issued trust preferred securities. Obligations associated with these trusts are unconditionally guaranteed by GECC.

(i)
Included at December 31, 2012 and 2011 were $9,095 million and $10,714 million of current portion of long-term borrowings, respectively, and $21,028 million and $18,544 million of long-term borrowings, respectively. See Note 17.

(j)
Included $16,157 million and $16,281 million of deposits in non-U.S. banks at December 31, 2012 and 2011, respectively, and $17,291 million and $17,201 million of certificates of deposits with maturities greater than one year at December 31, 2012 and 2011, respectively.

(90)

Additional information about borrowings and associated swaps can be found in Note 15.

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities, including borrowings from GE, over the next five years follow.

(In millions)	2013		2014	2015	2016	2017

	$44,264	(a)	$38,783	$36,252	$23,047	$24,775

(a)	Fixed and floating rate notes of $914 million contain put options with exercise dates in 2013, and which have final maturity beyond 2017.

Committed credit lines totaling $48.2 billion had been extended to us by 51 banks at year-end 2012. GECC can borrow up to $48.2 billion under all of these credit lines. GE can borrow up to $12.0 billion under certain of these credit lines. Our lines include $30.3 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $17.9 billion are 364-day lines that contain a term-out feature that allows us to extend the borrowings for one or two years from the date of expiration of the lending agreement.

NOTE 9. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts.

December 31 (In millions)	2012	2011

Investment contracts	$3,321	$3,493
Guaranteed investment contracts	1,644	4,226
Total investment contracts	4,965	7,719
Life insurance benefits(a)	20,427	19,257
Other(b)	3,304	3,222
Total	$28,696	$30,198

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2012 and 2011.

(b)	Substantially all unpaid claims and claims adjustment expenses and unearned premiums.

When insurance affiliates cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption “Other receivables” on our Statement of Financial Position, and amounted to $1,542 million and $1,411 million at December 31, 2012 and 2011, respectively.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $234 million, $224 million and $174 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(91)

NOTE 10. INCOME TAXES

Provision for Income Taxes

(In millions)	2012	2011	2010

Current tax expense (benefit)	$1,368	$775	$(2,292)
Deferred tax expense (benefit) from temporary differences	(877)	124	1,307
Total	$491	$899	$(985)

GE and GECC file a consolidated U.S. federal income tax return. The provision for current tax expense includes our effect on the consolidated return. Our effect on the consolidated liability is generally settled in cash as GE tax payments are due. The effect of GECC on the amount of the consolidated tax liability from the formation of the NBC Universal joint venture will be settled in cash no later than when GECC tax deductions and credits otherwise would have reduced the liability of the group absent the tax on formation.

U.S. earnings (loss) from continuing operations before income taxes were $4,618 million and $3,111 million in 2012 and 2011 and $(174) million in 2010. The corresponding amounts for non-U.S.-based operations were $3,337 million in 2012, $4,499 million in 2011 and $2,325 million in 2010.

Current tax expense (benefit) includes amounts applicable to U.S. federal income taxes of $(40) million, $(2,104) million and $(3,760) million in 2012, 2011 and 2010, respectively, related to the benefit from our deductions and credits applied against GE’s current U.S. tax expense. Current tax expense amounts applicable to non-U.S. jurisdictions were $1,460 million, $3,032 million and $1,589 million in 2012, 2011 and 2010, respectively. Deferred taxes related to U.S. federal income taxes were an expense of $30 million, $1,613 million and $2,099 million in 2012, 2011 and 2010, respectively, and amounts applicable to non-U.S. jurisdictions of a benefit of $(834) million, $(1,620) million and $(913) million in 2012, 2011 and 2010, respectively.

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

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, which had expired at the end of 2011, was reinstated in January 2013 retroactively for two years through the end of 2013. The provision had been scheduled to expire and had been extended by Congress on six previous occasions, but there can be no assurance that it will continue to be extended. In the event the provision is not extended after 2013, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2014.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2012 and December 31, 2011, were approximately $72 billion and $68 billion, respectively. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

(92)

Annually, GE files over 5,900 income tax returns in over 250 global taxing jurisdictions a substantial portion of which includes our activities. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2011, the Internal Revenue Service (IRS) completed the audit of our consolidated U.S. income tax returns for 2006-2007, except for certain issues that remain under examination. During 2010, the IRS completed the audit of our consolidated U.S. income tax returns for 2003-2005. At December 31, 2012, the IRS was auditing our consolidated U.S. income tax returns for 2008-2009. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We expect to contest the disallowance of this loss. It is reasonably possible that the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2006-2007, reduced our 2011 consolidated income tax rate by 3.0 percentage points. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2003-2005, reduced our 2010 consolidated effective tax rate by 12.8 percentage points.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

December 31 (In millions)	2012	2011

Unrecognized tax benefits	$3,106	$2,932
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,253	2,209
Accrued interest on unrecognized tax benefits	559	579
Accrued penalties on unrecognized tax benefits	101	65
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-400	0-600
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-350	0-150

(a)	Some portion of such reduction might be reported as discontinued operations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2012	2011

Balance at January 1	$2,932	$3,904
Additions for tax positions of the current year	181	124
Reductions for tax positions of the current year	(9)	(13)
Additions for tax positions of prior years	522	423
Reductions for tax positions of prior years	(377)	(1,471)
Settlements with tax authorities	(141)	(30)
Expiration of the statute of limitations	(2)	(5)
Balance at December 31	$3,106	$2,932

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2012, 2011 and 2010, $(20) million, $(254) million and  $(86) million of interest expense (income), respectively, and $22 million, $(8) million and $0 million of tax expense (income) related to penalties, respectively,  were recognized in the Statement of Earnings.

(93)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	2012	2011	2010

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from
Tax on global activities including exports	(18.9)	(15.0)	(54.8)
U.S. business credits(a)	(4.3)	(4.7)	(13.5)
Business Property disposition	(4.2)	-	-
All other - net	(1.4)	(3.5)	(12.5)
	(28.8)	(23.2)	(80.8)
Actual income tax rate	6.2%	11.8%	(45.8)%

(a)	U.S. general business credits, primarily the credit for energy produced from renewable sources, the advanced energy project credit and the low-income housing credit.

Deferred Income Taxes

Principal components of our net liability (asset) representing deferred income tax balances are as follows:

December 31 (In millions)	2012	2011

Assets
Allowance for losses	$(1,964)	$(2,949)
Non-U.S. loss carryforwards(a)	(3,115)	(2,861)
Investment in global subsidiaries	(1,451)	-
Net unrealized losses on securities	-	(64)
Cash flow hedges	-	(104)
Other - net	(5,655)	(4,941)
Total deferred income tax assets	(12,185)	(10,919)

Liabilities
Financing leases	4,506	6,718
Operating leases	5,939	5,030
Intangible assets	1,657	1,689
Investment in global subsidiaries	-	85
Net unrealized gains on securities	321	-
Cash flow hedges	119	-
Other - net	5,514	4,449
Total deferred income tax liabilities	18,056	17,971

Net deferred income tax liability	$5,871	$7,052

(a)
Net of valuation allowances of $628 million and $613 million for 2012 and 2011, respectively. Of the net deferred tax asset as of December 31, 2012, of $3,115 million, $76 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2013, through December 31, 2015; $178 million relates to net operating losses that expire in various years ending from December 31, 2016 through December 31, 2027 and $2,861 million relates to net operating loss carryforwards that may be carried forward indefinitely.

(94)

NOTE 11. SHAREOWNERS’ EQUITY

(In millions)	2012	2011	2010

Preferred stock issued	$-	$-	$-

Common stock issued	$-	$-	$-

Accumulated other comprehensive income
Balance at January 1(a)	$(2,096)	$(3,711)	$(1,532)
Other comprehensive income before reclassifications	800	76	(3,306)
Reclassifications from other comprehensive income	356	1,539	1,127
Other comprehensive income, net, attributable to GECC	1,156	1,615	(2,179)
Balance at December 31	$(940)	$(2,096)	$(3,711)

Additional paid-in capital
Balance at January 1	$27,628	$27,627	$27,592
Contributions and other	3,958	1	35
Balance at December 31	$31,586	$27,628	$27,627

Retained earnings
Balance at January 1(b)	$51,578	$45,068	$42,863
Net earnings	6,215	6,510	2,155
Dividends and other(c)	(6,549)	–	50
Balance at December 31	$51,244	$51,578	$45,068

Total equity
GECC shareowners' equity balance at December 31	$81,890	$77,110	$68,984
Noncontrolling interests balance at December 31	707	690	1,164
Total equity balance at December 31	$82,597	$77,800	$70,148

(a)	The 2010 opening balance was adjusted as of January 1, 2010, for the cumulative effect of changes in accounting principles of $265 million related to the adoption of ASU 2009-16 & 17.

(b)	The 2010 opening balance was adjusted as of January 1, 2010, for the cumulative effect of changes in accounting principles of $1,645 million related to the adoption of ASU 2009-16 & 17.

(c)	Included the effects of accretion of redeemable securities to their redemption value of $38 million in 2010.

At December 31, 2011, all of our outstanding common stock was owned by our former parent, GECS, however, upon the completion of the merger, (i) all outstanding shares of GECC common stock were cancelled, (ii) all outstanding shares of common stock of GECS and all outstanding shares of preferred stock of GECS held by GE were converted into an aggregate of 1,000 shares of common stock of GECC and (iii) all treasury shares of GECS and all outstanding shares of preferred stock of GECS held by GECC were cancelled. As a result, GECC, which previously has been an indirect wholly-owned subsidiary of GE, became a direct wholly-owned subsidiary of GE. See Note 1. Our financial statements consolidate all of our affiliates – entities in which we have a controlling financial interest, most often because we hold a majority voting interest.

During 2012, we issued 40,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $3,960 million. Of these shares, 22,500 bear an initial fixed interest rate of 7.125% through June 12, 2022, bear a floating rate equal to three-month LIBOR plus 5.296% thereafter and are callable on June 15, 2022 and 17,500 shares bear an initial fixed interest rate of 6.25% through December 15, 2022, bear a floating rate equal to three-month LIBOR plus 4.704% thereafter and are callable on December 15, 2022. Dividends on the preferred stock are payable semi-annually with the first payment made in December 2012. During 2012, we paid preferred stock dividends of $123 million.

During 2012, we paid dividends of $1,926 million and special dividends of $4,500 million to GE. No dividends were paid during 2011 or 2010.

(95)

Activities of our financial services consolidated affiliates include lending, leasing and other traditional financial services transactions and relate to approximately $166.8 billion of our total assets. These consolidated affiliates may be subject to regulation by various national authorities including banking, financial services and insurance regulators, and are restricted from remitting certain funds to us in the form of dividends or loans. However, such funds are available for use by these affiliates, without restriction, to repay borrowings, to fund new loans, or for other normal business purposes. Our regulated bank subsidiaries are also subject to minimum regulatory capital requirements and we have also committed to maintain the total capital level for our run-off insurance operations at 300% of the regulatory minimum required level. In February 2012, we contributed cash of $0.8 billion to these operations. At December 31, 2012, restricted net assets of our financial services consolidated affiliates were approximately $19.9 billion.

At both December 31, 2012 and 2011, the aggregate statutory capital and surplus of the insurance activities totaled $1.6 billion. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

Accumulated other comprehensive income

(In millions)	2012	2011	2010

Investment securities
Balance at January 1	$(33)	$(639)	$(653)
OCI before reclassifications – net of deferred taxes of $386, $341 and $72(a)	685	575	(45)
Reclassifications from OCI – net of deferred taxes of $12, $1 and $32	22	31	59
Other comprehensive income(b)	707	606	14
Less: OCI attributable to noncontrolling interests	1	–	–
Balance at December 31	$673	$(33)	$(639)

Currency translation adjustments
Balance at January 1	$(399)	$(1,411)	$1,324
OCI before reclassifications –net of deferred taxes of $(261), $(705) and $2,165	411	603	(2,787)
Reclassifications from OCI – net of deferred taxes of $55, $357 and $22	(131)	381	58
Other comprehensive income(b)	280	984	(2,729)
Less: OCI attributable to noncontrolling interests	12	(28)	6
Balance at December 31	$(131)	$(399)	$(1,411)

Cash flow hedges
Balance at January 1	$(1,101)	$(1,281)	$(1,769)
OCI before reclassifications – net of deferred taxes of $203, $248 and $(498)	(78)	(910)	(437)
Reclassifications from OCI – net of deferred taxes of $(75), $204 and $720	432	1,104	976
Other comprehensive income(b)	354	194	539
Less: OCI attributable to noncontrolling interests	(1)	14	51
Balance at December 31	$(746)	$(1,101)	$(1,281)

Benefit plans
Balance at January 1	$(563)	$(380)	$(434)
Prior service credit (cost) – net of deferred taxes of $0, $(3) and $5	–	(6)	10
Net actuarial gain (loss) – net of deferred taxes of $(86), $(104) and $5	(206)	(198)	10
Prior service cost amortization – net of deferred taxes of $0, $0 and $0	–	(2)	–
Net actuarial loss amortization – net of deferred taxes of $10, $11 and $17	33	23	34
Other comprehensive income(b)	(173)	(183)	54
Less: OCI attributable to noncontrolling interests	–	–	–
Balance at December 31	$(736)	$(563)	$(380)

Accumulated other comprehensive income at December 31	$(940)	$(2,096)	$(3,711)

(a)
Includes adjustments of $527 million, $786 million and $1,171 million in 2012, 2011 and 2010, respectively, to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

(b)	Total other comprehensive income was $1,168 million, $1,601 million and $(2,122) million in 2012, 2011 and 2010, respectively.

(96)

Noncontrolling Interests

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2012	2011

Noncontrolling interests in consolidated affiliates(a)	$707	$690

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates.

Changes to noncontrolling interests are as follows.

(In millions)	2012	2011	2010

Beginning balance	$690	$1,164	$2,048
Net earnings	63	127	16
Dividends	(19)	(20)	(7)
Dispositions(a)	–	(586)	(979)
AOCI and other	(27)	5	86
Ending balance	$707	$690	$1,164

(a)
Includes noncontrolling interests related to the sale of GE SeaCo of $311 million and the redemption of Heller Financial preferred stock of $275 million in 2011, as well as the deconsolidation of Regency Energy Partners L.P. (Regency) of $979 million in 2010.

NOTE 12. REVENUES FROM SERVICES

(In millions)	2012	2011	2010

Interest on loans	$19,074	$20,056	$20,810
Equipment leased to others	10,855	11,343	11,116
Fees	4,732	4,698	4,734
Investment income	2,630	2,500	2,185
Financing leases	1,888	2,378	2,749
Associated companies(a)	1,538	2,337	2,035
Premiums earned by insurance activities	1,714	1,905	2,014
Real estate investments	1,709	1,625	1,240
Other items	1,780	2,078	2,440
Total	$45,920	$48,920	$49,323

(a)
During 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million. During 2012, we sold our remaining equity interest in Garanti Bank, which was classified as an available-for-sale security.

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

Rental expense under operating leases is shown below.

(In millions)	2012	2011	2010

Equipment for sublease	$151	$159	$184
Other rental expense	410	456	453

(97)

At December 31, 2012, minimum rental commitments under noncancellable operating leases aggregated $1,583 million. Amounts payable over the next five years follow.

(In millions)

2013	2014	2015	2016	2017
$318	$245	$201	$164	$136

NOTE 14. FAIR VALUE MEASUREMENTS

For a description of how we estimate fair value, see Note 1.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities primarily supporting obligations to annuitants and policyholders in our run-off insurance operations and supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), investment securities held at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. Such securities are mainly investment grade.

(98)

							Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	(b)	adjustment	(c)	Net balance

December 31, 2012

Assets
Investment securities
Debt
U.S. corporate	$–		$20,580		$3,552		$–		$24,132
State and municipal	–		4,469		77		–		4,546
Residential mortgage-backed	–		2,162		100		–		2,262
Commercial mortgage-backed	–		3,088		6		–		3,094
Asset-backed(d)	–		715		5,023		–		5,738
Corporate - non-U.S.	71		1,132		1,212		–		2,415
Government - non-U.S.	702		1,019		42		–		1,763
U.S. government and federal agency	–		3,288		277		–		3,565
Retained interests	–		–		83		–		83
Equity
Available-for-sale	569		14		13		–		596
Trading	245		–		–		–		245
Derivatives(d)	–		10,934		280		(7,657)		3,557
Other(e)	–		–		432		–		432
Total	$1,587		$47,401		$11,097		$(7,657)		$52,428

Liabilities
Derivatives	$–		$3,040		$20		$(2,908)		$152
Other	–		23		–		–		23
Total	$–		$3,063		$20		$(2,908)		$175

December 31, 2011

Assets
Investment securities
Debt
U.S. corporate	$–		$20,535		$3,235		$–		$23,770
State and municipal	–		3,157		77		–		3,234
Residential mortgage-backed	–		2,568		41		–		2,609
Commercial mortgage-backed	–		2,824		4		–		2,828
Asset-backed	–		930		4,040		–		4,970
Corporate - non-U.S.	71		1,058		1,204		–		2,333
Government - non-U.S.	1,003		1,444		84		–		2,531
U.S. government and federal agency	–		3,805		253		–		4,058
Retained interests	–		–		35		–		35
Equity
Available-for-sale	715		18		17		–		750
Trading	241		–		–		–		241
Derivatives(d)	–		14,830		160		(5,319)		9,671
Other(e)	–		–		388		–		388
Total	$2,030		$51,169		$9,538		$(5,319)		$57,418

Liabilities
Derivatives	$–		$4,503		$20		$(4,025)		$498
Other	–		25		–		–		25
Total	$–		$4,528		$20		$(4,025)		$523

(a)	There were no securities transferred between Level 1 and Level 2 during 2012.

(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.

(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high quality, middle-market companies in a variety of industries.

(d)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $(15) million at December 31, 2012 and $(11) million at December 31, 2011. See Note 15 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

The following tables present the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2012 and 2011, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

(99)

Changes in Level 3 Instruments for the Year Ended December 31, 2012

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		December 31,	December 31,
	2012	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,235	$66		$32	$444	$(214)	$(110)	$299		$(200)		$3,552	$–
State and municipal	77	–		10	16	–	(1)	78		(103)		77	–
Residential
mortgage-backed	41	(3)		1	6	–	(3)	135		(77)		100	–
Commercial
mortgage-backed	4	–		(1)	–	–	–	6		(3)		6	–
Asset-backed	4,040	1		(25)	1,490	(502)	–	25		(6)		5,023	–
Corporate – non-U.S.	1,204	(11)		19	335	(51)	(172)	24		(136)		1,212	–
Government
– non-U.S.	84	(33)		38	65	(72)	(40)	–		–		42	–
U.S. government and
federal agency	253	–		24	–	–	–	–		–		277	–
Retained interests	35	(1)		(3)	16	(6)	(12)	54		–		83	–
Equity
Available-for-sale	17	–		(1)	3	(3)	(1)	2		(4)		13	–
Trading	–	–		–	–	–	–	–		–		–	–
Derivatives(d)(e)	141	(11)		(1)	(2)	–	(39)	178		(4)		262	160
Other	388	2		2	152	(70)	–	–		(42)		432	(1)
Total	$9,519	$10		$95	$2,525	$(918)	$(378)	$801		$(575)		$11,079	$159

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $2 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

(100)

Changes in Level 3 Instruments for the Year Ended December 31, 2011

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		December 31,	December 31,
	2011	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$3,198	$78		$(157)	$235	$(182)	$(112)	$182		$(7)		$3,235	$–
State and municipal	225	–		–	12	–	(8)	–		(152)		77	–
Residential
mortgage-backed	66	(3)		1	2	(5)	(1)	71		(90)		41	–
Commercial
mortgage-backed	49	–		–	6	–	(4)	3		(50)		4	–
Asset-backed	2,540	(10)		61	2,157	(185)	(11)	1		(513)		4,040	–
Corporate – non-U.S.	1,486	(47)		(91)	25	(55)	(118)	85		(81)		1,204	–
Government
– non-U.S.	156	(100)		48	41	(1)	(27)	107		(140)		84	–
U.S. government and
federal agency	210	–		43	500	–	–	–		(500)		253	–
Retained interests	39	(28)		26	8	(5)	(5)	–		–		35	–
Equity
Available-for-sale	24	–		–	–	–	–	4		(11)		17	–
Trading	–	–		–	–	–	–	–		–		–	–
Derivatives(d)(e)	227	102		2	2	–	(198)	–		6		141	81
Other	450	4		(9)	149	(145)	(6)	–		(55)		388	–
Total	$8,670	$(4)		$(76)	$3,137	$(578)	$(490)	$453		$(1,593)		$9,519	$81

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Statement of Earnings.

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

(101)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at December 31, 2012 and 2011. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during the year ended December 31,
	2012		2011
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$366	$4,094	$158	$5,159
Cost and equity method investments(a)	8	313	–	402
Long-lived assets, including real estate	702	2,184	1,343	3,254
Total	$1,076	$6,591	$1,501	$8,815

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $84 million and $123 million at December 31, 2012 and 2011, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2012 and 2011.

	Year ended December 31,
(In millions)	2012	2011

Financing receivables and loans held for sale	$(595)	$(857)
Cost and equity method investments(a)	(153)	(272)
Long-lived assets, including real estate(b)	(624)	(1,410)
Total	$(1,372)	$(2,539)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(33) million and $(24) million during 2012 and 2011, respectively.

(b)	Includes impairments related to real estate equity properties and investments recorded in operating and administrative expenses of $218 million and $976 million during 2012 and 2011, respectively.

(102)

Level 3 Measurements

The following table presents information relating to the significant unobservable inputs of our Level 3 recurring and non-recurring measurements.

	Fair value at				Range
	December 31,	Valuation	Unobservable		(weighted
(Dollars in millions)	2012	technique	inputs		average)

Recurring fair value measurements

Investment securities

Debt

U.S. corporate	$1,652	Income approach	Discount rate	(a)	1.3%-29.9% (11.1%)

Asset-backed	4,977	Income approach	Discount rate	(a)	2.1%-13.1% (3.8%)

Corporate Non-U.S.	865	Income approach	Discount rate	(a)	1.5%-25.0% (13.2%)

Other financial assets	360	Income approach	Weighted average		8.7%-10.2% (8.7%)
			cost of capital
Non-recurring fair value measurements

Financing receivables and loans held for sale	$2,633	Income approach	Capitalization rate	(b)	3.8%-14.0% (8.0%)

	202	Business enterprise	EBITDA multiple		2.0X-6.0X (4.8X)
		value

Cost and equity method investments	72	Income approach	Capitalization rate	(b)	9.2%-12.8% (12.0%)

Long-lived assets, including real estate	985	Income approach	Capitalization rate	(b)	4.8%-14.6% (7.3%)

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

Other Level 3 recurring fair value measurements of $2,990 million and non-recurring measurements of $2,412 million are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 1. Other recurring fair value measurements of $233 million and non-recurring fair value measurements of $287 million were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

(103)

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

		2012				2011
			Assets (liabilities)				Assets (liabilities)
		Notional	Carrying	Estimated		Notional	Carrying	Estimated
December 31 (In millions)		amount	amount (net)	fair value		amount	amount (net)	fair value

Assets
Loans	$	(a)	$236,678	$239,084	$	(a)	$250,999	$251,433
Other commercial mortgages		(a)	2,222	2,249		(a)	1,494	1,537
Loans held for sale		(a)	1,180	1,181		(a)	496	497
Other financial instruments(c)		(a)	1,858	2,276		(a)	2,071	2,534
Liabilities
Borrowings and
bank deposits(b)(d)		(a)	(397,300)	(414,533)		(a)	(443,097)	(449,403)
Investment contract benefits		(a)	(3,321)	(4,150)		(a)	(3,493)	(4,240)
Guaranteed investment contracts		(a)	(1,644)	(1,674)		(a)	(4,226)	(4,266)
Insurance - credit life(e)		2,277	(120)	(104)		1,944	(106)	(88)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 8.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2012 and 2011 would have been reduced by $7,937 million and $9,051 million, respectively.

(e)	Net of reinsurance of $2,000 million at both December 31, 2012 and 2011.

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

Investment contract benefits

Based on expected future cash flows, discounted at currently offered rates for immediate annuity contracts or the income approach for single premium deferred annuities.

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

(104)

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

Loan Commitments

	Notional amount
December 31 (In millions)	2012	2011

Ordinary course of business lending commitments(a)	$3,708	$3,756
Unused revolving credit lines(b)
Commercial(c)	17,929	18,757
Consumer - principally credit cards	271,387	257,646

(a)	Excluded investment commitments of $1,276 million and $2,064 million as of December 31, 2012 and 2011, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,813 million and $12,354 million as of December 31, 2012 and 2011, respectively.

(c)
Included commitments of $12,923 million and $14,057 million as of December 31, 2012 and 2011, respectively, associated with secured financing arrangements that could have increased to a maximum of $15,731 million and $17,344 million at December 31, 2012 and 2011, respectively, based on asset volume under the arrangement.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $292,000 million, approximately 96% or $282,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

(105)

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	2012		2011
	Fair value		Fair value
December 31 (In millions)	Assets	Liabilities	Assets	Liabilities

Interest rate contracts	$8,443	$719	$9,445	$1,049
Currency exchange contracts	827	1,762	3,720	2,239
Other contracts	–	–	–	–
	9,270	2,481	13,165	3,288
Derivatives not accounted for as hedges
Interest rate contracts	452	195	314	241
Currency exchange contracts	1,457	358	1,440	972
Other contracts	35	26	71	22
	1,944	579	1,825	1,235

Netting adjustments(a)	(2,532)	(2,517)	(3,009)	(2,998)

Cash collateral(b)(c)	(5,125)	(391)	(2,310)	(1,027)
Total	$3,557	$152	$9,671	$498

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2012 and 2011, the cumulative adjustment for non-performance risk was a gain (loss) of $(15) million and $(11) million, respectively.

(b)	Excludes excess cash collateral received of $42 million and $579 million at December 31, 2012 and 2011, respectively. Excludes excess cash collateral posted of $10 million at December 31, 2012.

(c)
Excludes securities pledged to us as collateral of $5,419 million and $10,346 million at December 31, 2012 and 2011, respectively, which includes excess securities collateral of $359 million at December 31, 2012.

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the years ended December 31, 2012 and 2011.

	2012		2011
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$708	$(1,041)	$5,888	$(6,322)
Currency exchange contracts	(169)	199	119	(144)

Fair value hedges resulted in $(303) million and $(459) million of ineffectiveness in 2012 and 2011, respectively. In both 2012 and 2011, there were insignificant amounts excluded from the assessment of effectiveness.

(106)

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

The following table provides information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest, when reclassified out of AOCI, for the years ended December 31, 2012 and 2011.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
(In millions)	2012	2011	2012	2011

Interest rate contracts	$(158)	$(302)	$(494)	$(821)
Currency exchange contracts	359	(338)	137	(487)

Total	$201	$(640)	$(357)	$(1,308)

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $831 million loss at December 31, 2012. We expect to transfer $419 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In 2012, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2012 and 2011, the maximum term of derivative instruments that hedge forecasted transactions was 20 years and 21 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in revenues from services and totaled $4 million and $31 million for the years ended December 31, 2012 and 2011, respectively.

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

The following table provides information about the amounts recorded in AOCI for the years ended December 31, 2012 and 2011, as well as the gain (loss) recorded in revenues from services when reclassified out of AOCI.

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
(In millions)	2012	2011	2012	2011

Currency exchange contracts	$(2,905)	$1,232	$27	$(716)

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(874) million and $(1,345) million for the years ended December 31, 2012 and 2011, respectively, and are recorded in interest.

(107)

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the year ended December 31, 2012 on derivatives not designated as hedges were $(608) million composed of amounts related to interest rate contracts of $(291) million, currency exchange contracts of $(310) million, and other derivatives of $(7) million. These losses more than offset the earnings effects from the underlying items that were economically hedged. Losses for the year ended December 31, 2011 on derivatives not designated as hedges were $(667) million composed of amounts related to interest rate contracts of $(25) million, currency exchange contracts of $(666) million, and other derivatives of $24 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At December 31, 2012, our exposure to counterparties, including interest due, net of collateral we hold, was $375 million. The fair value of such collateral was $10,185 million, of which $5,125 million was cash and $5,060 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $391 million at December 31, 2012.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability subject to these provisions, after consideration of collateral posted by us, and outstanding interest payments, was $249 million at December 31, 2012.

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

(108)

COMMERCIAL

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

	Financing receivables

December 31 (In millions)	2012	2011

CLL
Americas	$72,517	$80,505
Europe	37,035	36,899
Asia	11,401	11,635
Other	605	436
Total CLL	121,558	129,475

Energy Financial Services	4,851	5,912

GECAS	10,915	11,901

Other	486	1,282

Total Commercial financing receivables, before allowance for losses	$137,810	$148,570

Non-impaired financing receivables	$132,741	$142,908
General reserves	554	718

Impaired loans	5,069	5,662
Specific reserves	487	812

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

	2012		2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
December 31	past due	past due	past due	past due

CLL
Americas	1.1%	0.5%	1.3%	0.8%
Europe	3.7	2.1	3.8	2.1
Asia	0.9	0.6	1.3	1.0
Other	0.1	–	2.0	0.1
Total CLL	1.9	1.0	2.0	1.2

Energy Financial Services	–	–	0.3	0.3

GECAS	–	–	–	–

Other	2.8	2.8	3.7	3.5

Total	1.7	0.9	1.8	1.1

(109)

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $4,166 million and $4,718 million of nonaccrual financing receivables at December 31, 2012 and December 31, 2011, respectively, $2,647 million and $1,227 million are currently paying in accordance with their contractual terms, respectively.

	Nonaccrual financing		Nonearning financing
	receivables		receivables

December 31 (Dollars in millions)	2012	2011	2012	2011

CLL
Americas	$1,951	$2,417	$1,333	$1,862
Europe	1,740	1,599	1,299	1,167
Asia	395	428	193	269
Other	52	68	52	11
Total CLL	4,138	4,512	2,877	3,309

Energy Financial Services	–	22	–	22

GECAS	3	69	–	55

Other	25	115	13	65
Total	$4,166	$4,718	$2,890	$3,451

Allowance for losses percentage	25.0%	32.4%	36.0%	44.3%

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment in
December 31 (In millions)	in loans	balance	loans	in loans	balance	allowance	loans

2012

CLL
Americas	$2,487	$2,927	$2,535	$557	$681	$178	$987
Europe	1,131	1,901	1,009	643	978	278	805
Asia	62	64	62	109	120	23	134
Other	–	–	43	52	68	6	16
Total CLL	3,680	4,892	3,649	1,361	1,847	485	1,942
Energy Financial Services	–	–	2	–	–	–	7
GECAS	–	–	17	3	3	–	5
Other	17	28	26	8	8	2	40
Total	$3,697	$4,920	$3,694	$1,372	$1,858	$487	$1,994

2011

CLL
Americas	$2,136	$2,219	$2,128	$1,367	$1,415	$425	$1,468
Europe	936	1,060	1,001	730	717	263	602
Asia	85	83	94	156	128	84	214
Other	54	58	13	11	11	2	5
Total CLL	3,211	3,420	3,236	2,264	2,271	774	2,289
Energy Financial Services	4	4	20	18	18	9	87
GECAS	28	28	59	–	–	–	11
Other	62	63	67	75	75	29	97
Total	$3,305	$3,515	$3,382	$2,357	$2,364	$812	$2,484

(110)

We recognized $253 million and $193 million of interest income, including $92 million and $59 million on a cash basis, for the years ended December 31, 2012 and 2011, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the years ended December 31, 2012 and 2011 was $5,688 million and $5,866 million, respectively.

Impaired loans classified as TDRs in our CLL business were $3,872 million and $3,642 million at December 31, 2012 and 2011, respectively, and were primarily attributable to CLL Americas ($2,577 million and $2,746 million, respectively). For the year ended December 31, 2012, we modified $2,935 million of loans classified as TDRs, primarily in CLL Americas ($1,739 million) and CLL EMEA ($992 million). Changes to these loans primarily included debt to equity exchange, extensions, interest-only payment periods and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $2,935 million of modifications classified as TDRs during 2012, $217 million have subsequently experienced a payment default in 2012. Of our $1,856 million of modifications classified as TDRs during 2011, $101 million have subsequently experienced a payment default in 2011.

Credit Quality Indicators

Substantially all of our Commercial financing receivables portfolio is secured lending and we assess the overall quality of the portfolio based on the potential risk of loss measure. The metric incorporates both the borrower’s credit quality along with any related collateral protection.

Our internal risk ratings process is an important source of information in determining our allowance for losses and represents a comprehensive, statistically validated approach to evaluate risk in our financing receivables portfolios. In deriving our internal risk ratings, we stratify our Commercial portfolios into 21 categories of default risk and/or six categories of loss given default to group into three categories: A, B and C. Our process starts by developing an internal risk rating for our borrowers, which are based upon our proprietary models using data derived from borrower financial statements, agency ratings, payment history information, equity prices and other commercial borrower characteristics. We then evaluate the potential risk of loss for the specific lending transaction in the event of borrower default, which takes into account such factors as applicable collateral value, historical loss and recovery rates for similar transactions, and our collection capabilities. Our internal risk ratings process and the models we use are subject to regular monitoring and validation controls. The frequency of rating updates is set by our credit risk policy, which requires annual Risk Committee approval. The models are updated on a regular basis and statistically validated annually, or more frequently as circumstances warrant.

The table below summarizes our Commercial financing receivables by risk category. As described above, financing receivables are assigned one of 21 risk ratings based on our process and then these are grouped by similar characteristics into three categories in the table below. Category A is characterized by either high credit quality borrowers or transactions with significant collateral coverage which substantially reduces or eliminates the risk of loss in the event of borrower default. Category B is characterized by borrowers with weaker credit quality than those in Category A, or transactions with moderately strong collateral coverage which minimizes but may not fully mitigate the risk of loss in the event of default. Category C is characterized by borrowers with higher levels of default risk relative to our overall portfolio or transactions where collateral coverage may not fully mitigate a loss in the event of default.

(111)

	Secured
December 31 (In millions)	A	B	C	Total

2012

CLL
Americas	$68,360	$1,775	$2,382	$72,517
Europe	33,754	1,188	1,256	36,198
Asia	10,732	117	372	11,221
Other	161	–	94	255
Total CLL	113,007	3,080	4,104	120,191

Energy Financial Services	4,725	–	–	4,725

GECAS	10,681	223	11	10,915

Other	486	–	–	486
Total	$128,899	$3,303	$4,115	$136,317

2011

CLL
Americas	$73,103	$2,816	$4,586	$80,505
Europe	33,481	1,080	1,002	35,563
Asia	10,644	116	685	11,445
Other	345	–	91	436
Total CLL	117,573	4,012	6,364	127,949

Energy Financial Services	5,727	24	18	5,769

GECAS	10,881	970	50	11,901

Other	1,282	–	–	1,282
Total	$135,463	$5,006	$6,432	$146,901

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At December 31, 2012 and December 31, 2011, these financing receivables included $458 million and $325 million rated A, $583 million and $748 million rated B, and $452 million and $596 million rated C, respectively.

(112)

REAL ESTATE

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

	Financing receivables

December 31 (In millions)	2012	2011

Debt	$19,746	$24,501
Business Properties(a)	1,200	8,248

Total Real Estate financing receivables, before allowance for losses	$20,946	$32,749

Non-impaired financing receivables	$15,253	$24,002
General reserves	132	267

Impaired loans	5,693	8,747
Specific reserves	188	822

(a)	In 2012, we completed the sale of a portion of our Business Properties portfolio.

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

	2012		2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
December 31	past due	past due	past due	past due

Debt	1.7%	1.7%	2.4%	2.3%
Business Properties	10.8	10.2	3.9	3.0
Total	2.3	2.2	2.8	2.5

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $4,885 million and $6,949 million of nonaccrual financing receivables at December 31, 2012 and December 31, 2011, respectively, $4,461 million and $6,061 million are currently paying in accordance with their contractual terms, respectively.

	Nonaccrual financing		Nonearning financing
	receivables		receivables

December 31 (Dollars in millions)	2012	2011	2012	2011

Debt	$4,576	$6,351	$321	$541
Business Properties	309	598	123	249
Total	$4,885	$6,949	$444	$790

Allowance for losses percentage	6.6%	15.7%	72.1%	137.8%

(113)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
December 31 (In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

2012

Debt	$3,294	$3,515	$3,575	$2,077	$2,682	$156	$3,455
Business Properties	197	197	198	125	125	32	297
Total	$3,491	$3,712	$3,773	$2,202	$2,807	$188	$3,752

2011

Debt	$3,558	$3,614	$3,568	$4,560	$4,652	$717	$5,435
Business Properties	232	232	215	397	397	105	460
Total	$3,790	$3,846	$3,783	$4,957	$5,049	$822	$5,895

We recognized $329 million and $399 million of interest income, including $237 million and $339 million on a cash basis, for the years ended December 31, 2012 and 2011, respectively, principally in our Real Estate-Debt portfolio. The total average investment in impaired loans for the years ended December 31, 2012 and 2011 was $7,525 million and $9,678 million, respectively.

Real Estate TDRs decreased from $7,006 million at December 31, 2011 to $5,146 million at December 31, 2012, primarily driven by resolution of TDRs through paydowns, restructurings, foreclosures and write-offs, partially offset by extensions of loans scheduled to mature during 2012, some of which were classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the year ended December 31, 2012, we modified $4,351 million of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $4,351 million of modifications classified as TDRs during 2012, $210 million have subsequently experienced a payment default in 2012. Of our $3,965 million of modifications classified as TDRs during 2011, $140 million have subsequently experienced a payment default in 2011.

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

	Loan-to-value ratio
	2012			2011
	Less than	80% to	Greater than	Less than	80% to	Greater than
December 31 (In millions)	80%	95%	95%	80%	95%	95%

Debt	$13,570	$2,572	$3,604	$14,454	$4,593	$5,454

(114)

At December 31, 2012, Business Properties receivables of $956 million, $25 million and $219 million were rated A, B and C, respectively. At December 31, 2011, Business Properties receivables of $7,628 million, $110 million and $510 million were rated A, B and C, respectively.

Within Real Estate–Debt, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. A substantial majority of the Real Estate–Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and the majority of the Real Estate-Business Properties financing receivables included in Category C are impaired loans which are subject to the specific reserve evaluation process described in Note 1. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

CONSUMER

At December 31, 2012, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 57 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 66% relate to credit card loans, which are often subject to profit and loss-sharing arrangements with the retailer (which are recorded in revenues), and the remaining 34% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

	Financing receivables

December 31 (In millions)	2012	2011

Non-U.S. residential mortgages	$33,451	$35,550
Non-U.S. installment and revolving credit	18,546	18,544
U.S. installment and revolving credit	50,853	46,689
Non-U.S. auto	4,260	5,691
Other	8,070	7,244
Total Consumer financing receivables, before allowance for losses	$115,180	$113,718

Non-impaired financing receivables	$111,960	$110,825
General reserves	2,950	2,891

Impaired loans	3,220	2,893
Specific reserves	674	680

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

	2012		2011
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
December 31	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	12.0%	7.5%	12.3%	7.9%
Non-U.S. installment and revolving credit	3.9	1.1	4.1	1.2
U.S. installment and revolving credit	4.6	2.0	5.0	2.2
Non-U.S. auto	3.1	0.5	3.1	0.6
Other	2.8	1.7	3.5	2.0
Total	6.5	3.4	6.9	3.7

(a)
Included $24 million and $45 million of loans at December 31, 2012 and December 31, 2011, respectively, which are over 90 days past due and accruing interest, mainly representing accretion on loans acquired at a discount.

(115)

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
December 31 (Dollars in millions)	2012	2011	2012	2011

Non-U.S. residential mortgages	$2,600	$2,995	$2,569	$2,870
Non-U.S. installment and revolving credit	224	321	224	263
U.S. installment and revolving credit	1,026	990	1,026	990
Non-U.S. auto	24	43	24	43
Other	427	487	351	419
Total	$4,301	$4,836	$4,194	$4,585

Allowance for losses percentage	84.3%	73.8%	86.4%	77.9%

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $3,220 million (with an unpaid principal balance of $3,269 million) and comprised $105 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $3,115 million with a specific allowance of $674 million at December 31, 2012. The impaired loans with a specific allowance included $309 million with a specific allowance of $83 million in our Consumer–Other portfolio and $2,806 million with a specific allowance of $591 million across the remaining Consumer business and had an unpaid principal balance and average investment of $3,152 million and $2,956 million, respectively, at December 31, 2012. We recognized $169 million and $141 million of interest income, including $5 million and $15 million on a cash basis, for the years ended December 31, 2012 and 2011, respectively, principally in our Consumer –Non-U.S. and U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the years ended December 31, 2012 and 2011 was $3,056 million and $2,623 million, respectively.

Impaired loans classified as TDRs in our Consumer business were $3,053 million and $2,723 million at December 31, 2012 and 2011, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the year ended December 31, 2012, we modified $1,756 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $1,186 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $570 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $1,756 million of modifications classified as TDRs during 2012, $334 million have subsequently experienced a payment default in 2012, primarily in our installment and revolving credit portfolios. Of our $1,924 million of modifications classified as TDRs during 2011, $240 million have subsequently experienced a payment default in 2011.

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

(116)

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

	Loan-to-value ratio
	2012			2011
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
December 31 (In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$18,613	$5,739	$9,099	$19,834	$6,087	$9,629

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 83% and 56%, respectively. We have third-party mortgage insurance for about 35% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at December 31, 2012. Such loans were primarily originated in Poland, France and the U.K.

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

	Internal ratings translated to approximate credit bureau equivalent score
	2012			2011
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S. installment and
revolving credit	$10,493	$4,496	$3,557	$9,913	$4,838	$3,793
U.S. installment and
revolving credit	33,204	9,753	7,896	28,918	9,398	8,373
Non-U.S. auto	3,141	666	453	3,927	1,092	672

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at December 31, 2012, 96% relate to installment and revolving credit accounts. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss-sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At December 31, 2012, Consumer – Other financing receivables of $6,873 million, $451 million and $746 million were rated A, B, and C, respectively. At December 31, 2011, Consumer – Other financing receivables of $5,580 million, $757 million and $907 million were rated A, B, and C, respectively.

(117)

NOTE 17. VARIABLE INTEREST ENTITIES

We use variable interest entities primarily to securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in 2012 or 2011.

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

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIEs economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of GICs. The GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. Following the April 3, 2012 Moody’s downgrade of GECC’s long-term credit rating to A1, substantially all of these GICs became redeemable by their holders. In 2012, holders of $1,981 million in principal amount of GICs redeemed their holdings. The redemption was funded primarily through advances from GECC. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

•
Consolidated Securitization Entities (CSEs) comprise primarily our previously unconsolidated QSPEs that were consolidated on January 1, 2010 in connection with our adoption of ASU 2009-16 & 17. These entities were created to facilitate securitization of financial assets and other forms of asset-backed financing which serve as an alternative funding source by providing access to variable funding notes and term markets. The securitization transactions executed with these entities are similar to those used by many financial institutions and substantially all are non-recourse. We provide servicing for substantially all of the assets in these entities.

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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease light industrial equipment of $1,438 million of assets and $836 million of liabilities; (2) other entities that are involved in power generating and leasing activities of $891 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE of $1,193 million of assets and $588 million of liabilities.

(118)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

			Consolidated Securitization Entities

			Credit						Trade
(In millions)	Trinity	(a)	cards	(b)	Equipment	(b)	Real estate	(c)	receivables	Other	Total

December 31, 2012
Assets(d)
Financing receivables, net	$–		$24,169		$12,456		$50		$2,339	$1,902	$40,916
Investment securities	3,435		–		–		–		–	1,051	4,486
Other assets	217		29		360		–		–	1,873	2,479
Total	$3,652		$24,198		$12,816		$50		$2,339	$4,826	$47,881

Liabilities(d)
Borrowings	$–		$–		$–		$–		$–	$707	$707
Non-recourse borrowings	–		17,208		9,811		54		2,050	–	29,123
Other liabilities	1,656		146		11		2		8	1,313	3,136
Total	$1,656		$17,354		$9,822		$56		$2,058	$2,020	$32,966

December 31, 2011
Assets(d)
Financing receivables, net	$–		$19,229		$10,523		$3,521		$1,614	$2,973	$37,860
Investment securities	4,289		–		–		–		–	1,031	5,320
Other assets	389		17		283		210		–	2,250	3,149
Total	$4,678		$19,246		$10,806		$3,731		$1,614	$6,254	$46,329

Liabilities(d)
Borrowings	$–		$–		$2		$25		$–	$821	$848
Non-recourse borrowings	–		14,184		8,166		3,659		1,769	980	28,758
Other liabilities	4,456		37		–		19		23	1,312	5,847
Total	$4,456		$14,221		$8,168		$3,703		$1,792	$3,113	$35,453

(a)	Excludes intercompany advances from GECC to Trinity, which are eliminated in consolidation of $2,441 million and $1,006 million at December 31, 2012 and 2011, respectively.

(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At December 31, 2012 and 2011, the amounts of commingled cash owed to the CSEs were $6,225 million and $5,655 million, respectively, and the amounts owed to us by CSEs were $6,143 million and $5,165 million, respectively.

(c)
On October 1, 2012, we completed the sale of our Business Property business, which included servicing rights for its CSEs. We deconsolidated the Business Properties CSEs in the fourth quarter of 2012 as we no longer have the power to direct the activities of these entities.

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

Revenues from services from our consolidated VIEs were $6,638 million, $6,162 million and $6,914 million in 2012, 2011 and 2010, respectively. Related expenses consisted primarily of provisions for losses of $1,171 million, $1,146 million and $1,596 million in 2012, 2011 and 2010, respectively, and interest of $541 million, $593 million and $765 million in 2012, 2011 and 2010, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.

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

(119)

Prior to June 30, 2012, the largest unconsolidated VIE with which we were involved was Penske Truck Leasing Co., L.P. (PTL), a joint venture and limited partnership formed in 1988 between Penske Truck Leasing Corporation (PTLC) and GE. PTLC is the sole general partner of PTL and an indirect wholly-owned subsidiary of Penske Corporation. PTL is engaged in truck leasing and support services, including full-service leasing, dedicated logistics support and contract maintenance programs, as well as rental operations serving commercial and consumer customers. Our direct and indirect interest in PTL is accounted for using the equity method. During the second quarter of 2012, PTL effected a recapitalization and subsequently acquired third-party financing which, through the fourth quarter of 2012, was used to repay $5,392 million of its outstanding debt owed to GECC. At December 31, 2012, our direct and indirect investment in PTL of $2,080 million primarily comprised partnership interests of $825 million and loans and advances of $1,218 million. During the first quarter of 2013, PTL repaid all of its outstanding debt owed to GECC.

Our largest exposure to any single unconsolidated VIE at December 31, 2012 is an investment in asset-backed securities issued by a senior secured loan fund, which invests in high-quality senior secured debt of various middle-market companies ($5,030 million). Other significant unconsolidated VIEs include investments in real estate entities ($2,639 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($2,218 million). The vast majority of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at December 31, 2012 and December 31, 2011 follow.

	2012			2011
December 31 (In millions)	PTL	All other	Total	PTL	All other	Total

Other assets and investment
securities	$2,080	$8,306	$10,386	$7,038	$7,318	$14,356
Financing receivables – net	–	2,654	2,654	–	2,507	2,507
Total investments	2,080	10,960	13,040	7,038	9,825	16,863
Contractual obligations to fund
investments or guarantees	140	2,462	2,602	600	2,244	2,844
Revolving lines of credit	–	41	41	1,356	92	1,448
Total	$2,220	$13,463	$15,683	$8,994	$12,161	$21,155

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

(120)

NOTE 18. COMMITMENTS AND GUARANTEES

Commitments

GECAS had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $25,735 million and secondary orders with airlines for used aircraft of approximately $1,098 million at December 31, 2012.

Guarantees

At December 31, 2012, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 17.

•
Credit Support. We have provided $2,973 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $34 million at December 31, 2012.

•
Indemnification Agreements. We have agreements that require us to fund up to $9 million at December 31, 2012 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $4 million at December 31, 2012. We also had $2,741 million of other indemnification commitments, substantially all of which relate to standard representations and warranties in sales of businesses or assets.

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

Amounts reported in the “All other operating activities” line in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets and adjustments to assets. GECC had non-cash transactions related to foreclosed properties and repossessed assets totaling $839 million, $859 million and $1,915 million in 2012, 2011 and 2010, respectively.

(121)

Certain supplemental information related to our cash flows is shown below.

(In millions)	2012	2011	2010

All other operating activities
Net change in other assets	$203	$215	$28
Amortization of intangible assets	450	566	653
Net realized losses on investment securities	34	197	91
Cash collateral on derivative contracts	2,900	1,247	–
Change in other liabilities	524	(1,229)	(2,709)
Other	1,281	2,286	4,419
	$5,392	$3,282	$2,482

Net decrease (increase) in financing receivables
Increase in loans to customers	$(308,727)	$(322,853)	$(309,548)
Principal collections from customers - loans	307,711	332,548	327,139
Investment in equipment for financing leases	(9,192)	(9,610)	(10,065)
Principal collections from customers - financing leases	10,976	12,431	14,743
Net change in credit card receivables	(8,027)	(6,263)	(4,554)
Sales of financing receivables	12,642	8,117	5,331
	$5,383	$14,370	$23,046
All other investing activities
Purchases of securities by insurance activities	$(2,645)	$(1,786)	$(1,712)
Dispositions and maturities of securities by insurance activities	2,999	2,856	3,136
Other assets - investments	7,714	5,822	1,536
Change in other receivables	123	(128)	525
Other	3,510	537	6,475
	$11,701	$7,301	$9,960
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	$59	$10	$2,496
Long-term (longer than one year)	55,782	43,257	35,475
	$55,841	$43,267	$37,971
Repayments and other debt reductions (maturities
longer than 90 days)
Short-term (91 to 365 days)	$(94,114)	$(81,918)	$(95,170)
Long-term (longer than one year)	(9,368)	(2,786)	(1,571)
Principal payments - non-recourse, leveraged leases	(426)	(732)	(638)
	$(103,908)	$(85,436)	$(97,379)
All other financing activities
Proceeds from sales of investment contracts	$2,697	$4,396	$5,337
Redemption of investment contracts	(5,515)	(6,230)	(8,647)
Other	(50)	42	(8)
	$(2,868)	$(1,792)	$(3,318)

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

Effects of transactions between related companies are made on an arms-length basis and are eliminated. As a wholly-owned subsidiary, GECC enters into various operating and financing arrangements with GE. These arrangements are made on an arms-length basis but are related party transactions and therefore require the following disclosures. At December 31, 2012 and 2011, financing receivables included $7,131 million and $6,043 million, respectively, of receivables from GE customers. At December 31, 2012 and 2011, other receivables included $5,274 million and $5,016 million, respectively, of receivables from GE. Property, plant and equipment included $1,015 million and $1,100 million, respectively, of property, plant and equipment leased to GE, net of accumulated depreciation. Borrowings included $1,061 million and $3,044 million, respectively, of amounts held by GE.

On February 22, 2012, our parent, General Electric Capital Services, Inc. (GE Capital Services or GECS) was merged with and into, GECC. GECC’s continuing operations now include the run-off insurance operations previously held and managed in GECS, and which are reported in corporate items and eliminations. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-K Report relate to the entity or segment as they exist subsequent to the February 22, 2012 merger.

A description of our operating segments as of December 31, 2012, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Real Estate offers a comprehensive range of capital and investment solutions and finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels and industrial properties.

Energy Financial Services offers financial products to the global energy industry including structured equity, debt, leasing, partnership financing, product finance, and broad-based commercial finance.

GECAS provides financial products to airlines, aircraft operators, owners, lenders and investors, including leases and secured loans on commercial passenger aircraft, freighters and regional jets; engine leasing and financing services; aircraft parts solutions; and airport equity and debt financing.

(123)

Revenues

	Total revenues			Intersegment revenues(a)			External revenues
(In millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010

CLL	$16,857	$18,178	$18,447	$47	$78	$40	$16,810	$18,100	$18,407
Consumer	15,579	16,767	17,180	3	10	17	15,576	16,757	17,163
Real Estate	3,654	3,712	3,744	22	17	14	3,632	3,695	3,730
Energy Financial
Services	1,508	1,223	1,957	–	–	–	1,508	1,223	1,957
GECAS	5,294	5,262	5,127	–	–	–	5,294	5,262	5,127
GECC corporate
items and
eliminations	3,147	3,926	3,401	(72)	(105)	(71)	3,219	4,031	3,472
Total	$46,039	$49,068	$49,856	$–	$–	$–	$46,039	$49,068	$49,856

(a)	Sales from one component to another generally are priced at equivalent commercial selling prices.

Revenues from customers located in the United States were $26,375 million, $25,891 million and $25,196 million in 2012, 2011 and 2010, respectively. Revenues from customers located outside the United States were $19,664 million, $23,177 million and $24,660 million in 2012, 2011 and 2010, respectively.

	Depreciation and amortization			Provision (benefit) for income taxes
(In millions)	2012	2011	2010	2012	2011	2010

CLL	$4,413	$4,533	$4,966	$710	$742	$280
Consumer	235	268	279	1,143	1,345	867
Real Estate	639	707	801	(562)	(730)	(1,555)
Energy Financial Services	64	48	205	(186)	(115)	(44)
GECAS	2,065	2,045	2,080	5	96	(99)
GECC corporate items
and eliminations	89	82	74	(619)	(439)	(434)
Total	$7,505	$7,683	$8,405	$491	$899	$(985)

	Interest on loans(a)			Interest expense(b)
(In millions)	2012	2011	2010	2012	2011	2010

CLL	$5,121	$5,628	$5,984	$4,551	$5,093	$5,638
Consumer	11,861	11,965	12,008	3,360	4,012	4,419
Real Estate	1,494	1,822	2,119	1,883	2,407	2,578
Energy Financial Services	136	169	215	675	662	706
GECAS	398	364	346	1,520	1,504	1,441
GECC corporate items
and eliminations	64	108	138	(292)	188	(272)
Total	$19,074	$20,056	$20,810	$11,697	$13,866	$14,510

(a)	Represents one component of Revenues from services, see Note 12.

(b)	Represents total interest expense, see Statement of Earnings.

(124)

	Assets(a)(b)(c)			Property, plant and equipment additions
	At December 31,			For the years ended December 31,
(In millions)	2012	2011	2010	2012	2011	2010

CLL	$182,432	$193,869	$202,650	$6,833	$6,741	$3,941
Consumer	138,997	138,534	146,691	79	78	44
Real Estate	46,247	60,873	72,630	3	4	17
Energy Financial Services	19,185	18,357	19,549	–	1	82
GECAS	49,420	48,821	49,106	4,944	3,029	3,582
GECC corporate items
and eliminations	102,942	124,082	114,629	27	29	8
Total	$539,223	$584,536	$605,255	$11,886	$9,882	$7,674

(a)	Assets of discontinued operations are included in GECC corporate items and eliminations for all periods presented.

(b)
Total assets of the CLL, Consumer, Energy Financial Services and GECAS operating segments at December 31, 2012, include investment in and advances to associated companies of $5,662 million, $5,205 million, $7,475 million and $777 million, respectively. Investments in and advances to associated companies contributed approximately $265 million, $534 million, $585 million and $155 million, respectively, to segment pre-tax income of the CLL, Consumer, Energy Financial Services and GECAS operating segments, respectively, for the year ended December 31, 2012.

(c)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at December 31, 2012 and 2011 of $110,695 million and $104,554 million, respectively. Assets were primarily financing receivables of $66,878 million and $57,477 million at December 31, 2012 and 2011, respectively. Total liabilities at December 31, 2012 and 2011 were $81,784 million and $77,208 million, respectively, comprised primarily of bank deposits of $26,386 million and $20,980 million at December 31, 2012 and 2011, respectively, and debt of $42,664 million and $46,170 million at December 31, 2012 and 2011, respectively. Revenues for 2012, 2011 and 2010 totaled $17,592 million, $15,898 million and $18,618 million, respectively, and net earnings for 2012, 2011 and 2010 totaled $2,861 million, $2,178 million and $3,811 million, respectively.

Property, plant and equipment – net associated with operations based in the United States were $11,207 million, $11,292 million and $10,803 million at year-end 2012, 2011 and 2010, respectively. Property, plant and equipment – net associated with operations based outside the United States were $42,466 million, $40,127 million and $42,965 million at year-end 2012, 2011 and 2010, respectively.

NOTE 21. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011

Total revenues	$11,442	$13,036	$11,458	$12,440	$11,369	$12,015	$11,770	$11,577
Earnings (loss) from continuing
operations before
income taxes	1,991	2,250	2,238	1,981	1,777	1,616	1,949	1,763
Benefit (provision) for income
taxes	(187)	(429)	(102)	(346)	(78)	(59)	(124)	(65)
Earnings from continuing
operations	1,804	1,821	2,136	1,635	1,699	1,557	1,825	1,698
Earnings (loss) from discontinued
operations, net of taxes	(217)	35	(553)	195	(111)	(64)	(305)	(240)
Net earnings (loss)	1,587	1,856	1,583	1,830	1,588	1,493	1,520	1,458
Less net earnings (loss)
attributable to noncontrolling
interests	12	31	14	20	20	38	17	38
Net earnings (loss) attributable
to GECC	$1,575	$1,825	$1,569	$1,810	$1,568	$1,455	$1,503	$1,420

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

(125)

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2012, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not required by this form.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services by KPMG LLP, in 2012 and 2011 were:

(In millions)	2012	2011

Type of fees
Audit fees	$31.2	$35.1
Audit-related fees	4.3	7.7
Tax fees	4.6	2.9
Total	$40.1	$45.7

In the above table, in accordance with the Securities and Exchange Commission’s definitions and rules, “Audit fees” are fees we paid KPMG for professional services for the audit of our annual financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs; for the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects; and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements and internal control over financial reporting, including services in connection with assisting the company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations. “Audit-related fees” also include merger and acquisition due diligence and audit services and employee benefit plan audits. “Tax fees” are fees for tax compliance, tax advice and tax planning.

(126)

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Management’s Annual Report on Internal Control over Financial Reporting
Statement of Earnings for each of the years in the three-year period ended December 31, 2012
Statement of Comprehensive Income for each of the years in the three-year period ended
     December 31, 2012
Statement of Changes in Shareowners’ Equity for each of the years in the three-year period ended December 31, 2012
Statement of Financial Position at December 31, 2012 and 2011
Statement of Cash Flows for each of the years in the three-year period ended December 31, 2012
Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2012 (pages 24 through 193), Exhibit 12(a) (Computation of Ratio of Earnings to Fixed Charges) and Exhibit 12(b) (Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends) of General Electric Company.

(a) 2.	Financial Statement Schedules

	Schedule I	Condensed financial information of registrant.

All other schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

3(i)
A complete copy of the Certificate of Incorporation of GECC consisting of the Restated Certificate of Incorporation of GECC as filed with the Office of the Secretary of State, State of Delaware on April 1, 2008, as amended by the Certificates of Designations of GECC with respect to the Series A and Series B Preferred Stock as filed with the Office of the Secretary of State, State of Delaware on June 8, 2012 and July 25, 2012, respectively (Incorporated by reference to Exhibit 3(i) to GECC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (Commission file number 001-06461)).

3(ii)
A complete copy of the Amended and Restated By-Laws of GECC as last amended on February 21, 2008, and currently in effect (Incorporated by reference to Exhibit 3(ii) of GECC’s Form 10-Q Report for the quarterly period ended March 31, 2008 (Commission file number 001-06461)).

	4(a)	Form of Certificate representing the Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 of GECC’s Current Report on Form 8-K dated as of June 8, 2012 (Commission file number 001-06461)).

(127)

4(b)	Form of Certificate representing the Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 of GECC’s Current Report on Form 8-K dated as of July 25, 2012 (Commission file number 001-06461)).

4(c)	Amended and Restated General Electric Capital Corporation (GECC) Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(d)	Third Amended and Restated Indenture dated as of February 27, 1997, between GECC and The Bank of New York Mellon, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(e)
First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479 (Commission file number 001-06461)).

4(f)
Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(f) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-40880 (Commission file number 001-06461)).

4(g)
Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-100527 (Commission file number 001-06461)).

4(h)
Fourth Supplemental Indenture dated as of August 24, 2007, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(g) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(i)
Eleventh Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd., GE Capital European Funding, GE Capital U.K. Funding and The Bank of New York Mellon and The Bank of New York Mellon (Luxembourg) S.A., as fiscal and paying agents, dated as of April 5, 2012 (Incorporated by reference to Exhibit 4(yy) to Post-Effective Amendment No.1 to GECC’s Registration Statement on Form S-3, File No. 333-178262 (Commission file number 001-06461)).

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

4(l)	Form of GE Capital Fixed Rate InterNote (Incorporated by reference to Exhibit 4(pp) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(m)
Form of Euro Medium-Term Note and Debt Security – Permanent Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(i) to General Electric Capital Services, Inc.’s (GECS) Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

(128)

4(n)	Form of Euro Medium-Term Note and Debt Security – Permanent Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(j) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(o)	Form of Euro Medium-Term Note and Debt Security – Temporary Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(k) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(p)	Form of Euro Medium-Term Note and Debt Security – Temporary Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(l) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(q)	Form of Euro Medium-Term Note and Debt Security – Definitive Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(m) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(r)	Form of Euro Medium-Term Note and Debt Security – Definitive Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(n) to GECS’ Form 10-K Report for the year ended December 31, 2006 (Commission file number 000-14804)).

4(s)	Letter from the Senior Vice President and Chief Financial Officer of General Electric Company to General Electric Capital Corporation (GECC) dated September 15, 2006, with respect to returning dividends, distributions or other payments to GECC in certain circumstances described in the Indenture for Subordinated Debentures dated September 1, 2006, between GECC and the Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, File No. 333-132807 (Commission file number 001-06461)).

4(t)
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

10	Amended and Restated Income Maintenance Agreement, dated October 29, 2009, between General Electric Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 of GECC’s Form 10-Q Report for the quarterly period ended September 30, 2009 (Commission file number 001-06461)).

12(a)	Computation of Ratio of Earnings to Fixed Charges.*

12(b)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Power of Attorney.*

31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32	Certification Pursuant to 18 U.S.C. Section 1350.*

(129)

99(a)	The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2012, (pages 25 through 167) and Exhibit 12(a) (Ratio of Earnings to Fixed Charges) and 12(b) (Ratio of Earnings to Fixed Charges and Preferred Stock Dividends) of General Electric Company.

101	The following materials from General Electric Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings for the years ended December 31, 2012, 2011 and 2010, (ii) Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) Statement of Changes in Shareowners' Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Statement of Financial Position at December 31, 2012 and 2011, (v) Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements

*     Filed electronically herewith.

(130)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant

General Electric Capital Corporation

Condensed Statement of Current and Retained Earnings

For the years ended December 31 (In millions)	2012	2011	2010

Revenues	$5,736	$9,740	$3,945

Expenses
Interest	3,383	4,344	3,571
Operating and administrative	5,878	3,148	2,995
Provision for losses on financing receivables	40	109	1,030
Depreciation and amortization	242	192	193
Total expenses	9,543	7,793	7,789

Loss before income taxes and equity in earnings of affiliates	(3,807)	1,947	(3,844)
Income tax benefit	1,723	2,230	1,755
Equity in earnings of affiliates	8,299	2,333	4,244

Net earnings	6,215	6,510	2,155
Dividends	(6,549)	–	–
Other(a)	–	–	50
Retained earnings at January 1(b)	51,578	45,068	42,863

Retained earnings at December 31	$51,244	$51,578	$45,068

(a)	Includes the effects of accretion of redeemable securities to their redemption value of $38 million in 2010.

(b)
The 2010 opening balance was adjusted as of January 1, 2010 for the cumulative effect of changes in accounting principles of $1,645 million related to the adoption of Accounting Standards Update (ASU) 2009-16 & 17.

See accompanying notes.

(131)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Corporation

Condensed Statement of Financial Position

At December 31 (In millions, except share amounts)	2012	2011

Assets
Cash and equivalents	$16,892	$13,482
Investment securities	8,938	8,716
Financing receivables - net	42,420	50,822
Investment in and advances to affiliates	222,867	255,652
Property, plant and equipment - net	884	1,213
Other assets	18,261	23,856
Total assets	$310,262	$353,741

Liabilities and equity
Borrowings	$218,969	$267,426
Other liabilities	6,886	6,197
Deferred income taxes	2,517	3,008
Total liabilities	228,372	276,631

Preferred stock, $0.01 par value (750,0000 shares authorized at
December 31, 2012 and 2011 and 40,000 shares and 0 shares issued	-	-
and outstanding at December 31, 2012 and 2011, respectively)
Common stock, $14 par value (4,166,000 shares authorized at
December 31, 2012 and 2011 and 1,000 shares issued and	-	-
outstanding at December 31, 2012 and 2011, respectively)
Accumulated other comprehensive income attributable to GECC
Investment securities	673	(33)
Currency translation adjustments	(131)	(399)
Cash flow hedges	(746)	(1,101)
Benefit plans	(736)	(563)
Additional paid-in capital	31,586	27,628
Retained earnings	51,244	51,578
Total shareowners' equity	81,890	77,110
Total liabilities and equity	$310,262	$353,741

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated other comprehensive income,” and was $(940) million and $(2,096) million at December 31, 2012 and 2011, respectively.

See accompanying notes.

(132)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Corporation

Condensed Statement of Cash Flows

For the years ended December 31 (In millions)	2012	2011	2010

Cash from (used for) operating activities	$(1,519)	$5,386	$(3,408)

Cash flows - investing activities
Increase in loans to customers	(63,881)	(71,863)	(81,145)
Principal collections from customers - loans	69,620	78,261	89,835
Investment in equipment for financing leases	(1,012)	(696)	(1,447)
Principal collections from customers - financing leases	1,883	3,576	2,783
Net change in credit card receivables	1	(28)	(1,182)
Additions to property, plant and equipment	(658)	(892)	(1,073)
Dispositions of property, plant and equipment	979	811	871
Payments for principal businesses purchased	–	(50)	(559)
Proceeds from principal business dispositions	2,863	2,623	1,171
Increase in investment in and advances to affiliates	40,557	3,258	15,642
All other investing activities	5,818	1,399	(624)

Cash from (used for) investing activities	56,170	16,399	24,272

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(1,722)	371	(6,141)
Newly issued debt
Long-term (longer than one year)	25,760	23,049	18,325
Repayments and other debt reductions:
Short-term (91-365 days)	(67,725)	(42,693)	(48,818)
Long-term (longer than one year)	(4,802)	(1,671)	(1,140)
Non-recourse, leveraged leases	(163)	(206)	(341)
Proceeds from issuance of preferred stock	3,960	–	–
Dividends paid to shareowners	(6,549)	–	–
Other	–	–	(19)

Cash from (used for) financing activities	(51,241)	(21,150)	(38,134)

Increase (decrease) in cash and equivalents during year	3,410	635	(17,270)
Cash and equivalents at beginning of year	13,482	12,847	30,117
Cash and equivalents at end of year	$16,892	$13,482	$12,847

See accompanying notes.

(133)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Concluded)

General Electric Capital Corporation

Notes to Condensed Financial Statements

Financial statements presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Borrowings

Total long-term borrowings at December 31, 2012 and 2011, are shown below.

	2012
	Average
December 31 (Dollars in millions)	rate(a)	Maturities	2012	2011

Senior notes	3.28	2014-2055	$128,809	$139,869
Subordinated notes(b)	2.63	2014-2037	4,947	4,845
Subordinated debentures(c)	5.78	2066-2067	7,286	7,215
Other			4,115	3,044
			$145,157	$154,973

(a)	Based on year-end balances and year-end local currency interest rates, including the effects from hedging.

(b)
Included $300 million and $417 million of subordinated notes guaranteed by GE at December 31, 2012 and 2011, respectively, of which $117 million was included in current portion of long-term borrowings at December 31, 2011.

(c)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to USD equivalent of $7,725 million.

At December 31, 2012, maturities of long-term borrowings during the next five years, including the current portion of long-term debt, are $31,870 million in 2013, $20,704 million in 2014, $22,052 million in 2015, $13,117 million in 2016 and $16,084 million in 2017.

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. We mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives.

Interest expense on the Condensed Statement of Current and Retained Earnings is presented net of interest income on loans and advances to majority owned affiliates of $5,647 million, $5,473 million and $7,724 million and interest expense on loans and advances from majority owned affiliates of $2,817 million, $2,625 million and $3,025 million for 2012, 2011 and 2010, respectively.

Income taxes

General Electric Company files a consolidated U.S. federal income tax return which includes General Electric Capital Corporation. Income tax benefit (expense) includes our effect on the consolidated return.

Shareowners’ Equity

During 2012, we issued 40,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $3,960 million. Dividends on the preferred stock are payable semi-annually with the first payment made in December 2012. During 2012, we paid preferred stock dividends of $123 million.

During 2012, we paid dividends of $1,926 million and special dividends of $4,500 million to GE. No dividends were paid during 2011 or 2010.

(134)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2012, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Norwalk and State of Connecticut on the 26th day of February 2013.

General Electric Capital Corporation

February 26, 2013	By: /s/ Michael A. Neal
Michael A. Neal
Chief Executive Officer

(135)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Michael A. Neal	Chief Executive Officer	February 26, 2013
	Michael A. Neal	(Principal Executive Officer)

	/s/ Jeffrey S. Bornstein	Chief Financial Officer	February 26, 2013
	Jeffrey S. Bornstein	(Principal Financial Officer)

	/s/ Jamie S. Miller	Senior Vice President and Controller	February 26, 2013
	Jamie S. Miller	(Principal Accounting Officer)

	JEFFREY S. BORNSTEIN*	Director
	BRACKETT B. DENNISTON III*	Director
	JEFFREY R. IMMELT*	Director
	MICHAEL A. NEAL*	Director
	KEITH S. SHERIN* RYAN A. ZANIN*	Director Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Jamie S. Miller		February 26, 2013
Jamie S. Miller Attorney-in-fact

(136)