Form 10-Q
period 2013-03-31
GENERAL ELECTRIC CAPITAL CORP
filed 2013-05-08
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________
_____________________________ Commission file number 001-06461 _____________________________ _____________________________

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

At May 1, 2013, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION h(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations; the impact of conditions in the financial and credit markets on the availability and cost of our funding and on our ability to reduce our asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (GE Money Japan); pending and future mortgage securitization claims and litigation in connection with WMC, which may affect our estimates of liability, including possible loss estimates; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; our ability to pay dividends to GE at the planned level; the level of demand and financial performance of the major industries GE serves, including, without limitation, air transportation, energy generation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; our success in completing announced transactions and integrating acquired businesses; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

GE’s Investor Relations website at www.ge.com/investor and our corporate blog at www.gereports.com, as well as GE’s Facebook page and Twitter accounts, contain a significant amount of information about GE, including financial and other information for investors.  GE encourages investors to visit these websites from time to time, as information is updated and new information is posted.

(2)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Earnings
(Unaudited)

	Three months ended March 31,
(In millions)	2013	2012

Revenues
Revenues from services (a)	$11,787	$11,342
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(289)	(32)
Less: portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	11	–
Net other-than-temporary impairment on investment securities
recognized in earnings	(278)	(32)
Revenues from services (Note 9)	11,509	11,310
Sales of goods	26	30
Total revenues	11,535	11,340

Costs and expenses
Interest	2,400	3,185
Operating and administrative	3,219	2,845
Cost of goods sold	21	25
Investment contracts, insurance losses and insurance annuity benefits	689	771
Provision for losses on financing receivables	1,488	863
Depreciation and amortization	1,698	1,652
Total costs and expenses	9,515	9,341

Earnings from continuing operations before income taxes	2,020	1,999
Benefit (provision) for income taxes	(82)	(215)

Earnings from continuing operations	1,938	1,784
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(109)	(197)
Net earnings	1,829	1,587
Less: net earnings (loss) attributable to noncontrolling interests	11	12
Net earnings attributable to GECC	$1,818	$1,575

Amounts attributable to GECC
Earnings from continuing operations	$1,927	$1,772
Earnings (loss) from discontinued operations, net of taxes	(109)	(197)
Net earnings attributable to GECC	$1,818	$1,575

(a)	Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(In millions)	2013	2012

Net earnings	$1,829	$1,587
Less: net earnings (loss) attributable to noncontrolling interests	11	12
Net earnings attributable to GECC	$1,818	$1,575

Other comprehensive income
Investment securities	$66	$332
Currency translation adjustments	8	133
Cash flow hedges	92	72
Benefit plans	13	(24)
Other comprehensive income	179	513
Less: other comprehensive income (loss) attributable to noncontrolling interests	(3)	10
Other comprehensive income attributable to GECC	$182	$503

Comprehensive income	2,008	2,100
Less: comprehensive income (loss) attributable to noncontrolling interests	8	22
Comprehensive income attributable to GECC	$2,000	$2,078

Amounts presented net of taxes. See Note 8 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

General Electric Capital Corporation and consolidated affiliates
Statement of Changes in Shareowners’ Equity
(Unaudited)

	Three months ended March 31,
(In millions)	2013	2012

GECC shareowners' equity balance at January 1	$81,890	$77,110
Increases from net earnings attributable to GECC	1,818	1,575
Other comprehensive income (loss) attributable to GECC	182	504
Changes in additional paid-in capital	(8)	3
Ending balance at March 31	83,882	79,192
Noncontrolling interests	587	767
Total equity balance at March 31	$84,469	$79,959

See Note 8 for further information about changes in shareowners’ equity.

See accompanying notes.

(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position

	March 31,	December 31,
(In millions, except share information)	2013	2012
	(Unaudited)
Assets
Cash and equivalents	$67,721	$61,942
Investment securities (Note 3)	48,261	48,439
Inventories	80	79
Financing receivables – net (Notes 4 and 12)	258,324	268,951
Other receivables	14,400	13,917
Property, plant and equipment, less accumulated amortization of $26,009
and $26,113	52,452	52,974
Goodwill (Note 5)	26,895	27,032
Other intangible assets – net (Note 5)	1,311	1,294
Other assets	58,047	62,201
Assets of businesses held for sale (Note 2)	171	211
Assets of discontinued operations (Note 2)	1,856	2,299
Total assets(a)	$529,518	$539,339

Liabilities and equity
Short-term borrowings (Note 6)	$82,662	$95,940
Accounts payable	7,079	6,259
Non-recourse borrowings of consolidated securitization entities (Note 6)	30,488	30,123
Bank deposits (Note 6)	49,427	46,461
Long-term borrowings (Note 6)	223,001	224,776
Investment contracts, insurance liabilities and insurance annuity benefits	28,681	28,696
Other liabilities	15,878	15,961
Deferred income taxes	5,522	5,988
Liabilities of businesses held for sale (Note 2)	4	157
Liabilities of discontinued operations (Note 2)	2,307	2,381
Total liabilities(a)	445,049	456,742

Preferred stock, $0.01 par value (750,000 shares authorized at both March 31, 2013
and December 31, 2012 and 40,000 shares issued and outstanding	–	–
at both March 31, 2013 and December 31, 2012, respectively)
Common stock, $14 par value (4,166,000 shares authorized at
both March 31, 2013 and December 31, 2012 and 1,000 shares
issued and outstanding at both March 31, 2013 and December 31, 2012, respectively)	–	–
Accumulated other comprehensive income (loss) – net(b)
Investment securities	738	673
Currency translation adjustments	(119)	(131)
Cash flow hedges	(654)	(746)
Benefit plans	(723)	(736)
Additional paid-in capital	31,578	31,586
Retained earnings	53,062	51,244
Total GECC shareowners' equity	83,882	81,890
Noncontrolling interests(c)(Note 8)	587	707
Total equity	84,469	82,597
Total liabilities and equity	$529,518	$539,339

(a)
Our consolidated assets at March 31, 2013 include total assets of $47,033 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $40,079 million and investment securities of $4,494 million. Our consolidated liabilities at March 31, 2013 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GECC. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $29,187 million. See Note 13.

(b)	The sum of accumulated other comprehensive income (loss) attributable to GECC was $(758) million and $(940) million at March 31, 2013 and December 31, 2012, respectively.

(c)	Included accumulated other comprehensive income (loss) attributable to noncontrolling interests of $(131) million and $(129) million at March 31, 2013 and December 31, 2012, respectively.

See accompanying notes.

(5)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)

	Three months ended March 31,
(In millions)	2013	2012

Cash flows – operating activities
Net earnings	$1,829	$1,587
Less: net earnings (loss) attributable to noncontrolling interests	11	12
Net earnings attributable to GECC	1,818	1,575
(Earnings) loss from discontinued operations	109	197
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	1,698	1,652
Increase (decrease) in accounts payable	611	574
Provision for losses on financing receivables	1,488	863
All other operating activities	(2,557)	(180)
Cash from (used for) operating activities – continuing operations	3,167	4,681
Cash from (used for) operating activities – discontinued operations	(112)	(27)
Cash from (used for) operating activities	3,055	4,654

Cash flows – investing activities
Additions to property, plant and equipment	(2,696)	(2,328)
Dispositions of property, plant and equipment	829	1,819
Increase in loans to customers	(69,805)	(74,327)
Principal collections from customers – loans	73,474	76,912
Investment in equipment for financing leases	(1,899)	(1,941)
Principal collections from customers – financing leases	3,015	3,454
Net change in credit card receivables	1,504	2,468
Proceeds from principal business dispositions	161	84
Net cash from (payments for) principal businesses purchased	6,392	-
All other investing activities	6,231	284
Cash from (used for) investing activities – continuing operations	17,206	6,425
Cash from (used for) investing activities – discontinued operations	113	26
Cash from (used for) investing activities	17,319	6,451

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(9,457)	(1,259)
Net increase (decrease) in bank deposits	(3,252)	(2,641)
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	190	9
Long-term (longer than one year)	17,240	16,758
Repayments and other debt reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	(16,541)	(22,551)
Long-term (longer than one year)	(1,642)	(2,477)
Non-recourse, leveraged lease	(269)	(254)
All other financing activities	(166)	(153)
Cash from (used for) financing activities – continuing operations	(13,897)	(12,568)
Cash from (used for) financing activities – discontinued operations	-	-
Cash from (used for) financing activities	(13,897)	(12,568)

Effect of currency exchange rate changes on cash and equivalents	(697)	925

Increase (decrease) in cash and equivalents	5,780	(538)
Cash and equivalents at beginning of year	62,044	76,823
Cash and equivalents at March 31	67,824	76,285
Less: cash and equivalents of discontinued operations at March 31	103	120
Cash and equivalents of continuing operations at March 31	$67,721	$76,165

See accompanying notes.

(6)

General Electric Capital Corporation and consolidated affiliates
Summary of Operating Segments
(Unaudited)

	Three months ended March 31,
(In millions)	2013	2012

Revenues
CLL	$3,507	$4,340
Consumer	3,891	3,877
Real Estate	1,657	836
Energy Financial Services	343	239
GECAS	1,379	1,331
Total segment revenues	10,777	10,623
Corporate items and eliminations	758	717
Total revenues	$11,535	$11,340

Segment profit
CLL	$398	$664
Consumer	523	829
Real Estate	690	56
Energy Financial Services	83	71
GECAS	348	318
Total segment profit	2,042	1,938
Corporate items and eliminations	(115)	(166)
Earnings from continuing operations
attributable to GECC	1,927	1,772
Earnings (loss) from discontinued operations,
net of taxes, attributable to GECC	(109)	(197)
Total net earnings attributable to GECC	$1,818	$1,575

See accompanying notes.

(7)

Notes to Condensed Financial Statements (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Electric Company (GE Company or GE) owns all of the common stock of General Electric Capital Corporation (GECC). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our parent, but which we have agreed to actively manage and control. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (2012 consolidated financial statements), which discusses our consolidation and financial statement presentation. GECC includes Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS).

Effects of transactions between related companies are made on an arms-length basis and are eliminated. As a wholly-owned subsidiary, GECC enters into various operating and financing arrangements with its parent, GE. These arrangements are made on an arms-length basis and consist primarily of GECC dividends to GE; GE customer receivables sold to GECC; GECC services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECC; information technology (IT) and other services sold to GECC by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECC from third-party producers for lease to others; and various investments, loans and allocations of GE corporate costs.

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

On January 1, 2012, we adopted FASB ASU 2011-04, an amendment to ASC 820, Fair Value Measurements. ASU 2011-04 clarifies or changes the application of existing fair value measurements, including: that the highest and best use valuation premise in a fair value measurement is relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement. Adopting these amendments had no effect on the financial statements. For a description of how we estimate fair value and our process for reviewing fair value measurements classified as Level 3 in the fair value hierarchy, see Note 1 in our 2012 consolidated financial statements.

See Note 1 in our 2012 consolidated financial statements for a summary of our significant accounting policies.

(8)

Interim Period Presentation

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2012 consolidated financial statements. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar for 2013 is available on our website, www.ge.com/secreports.

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the first quarter of 2013, we committed to sell our Consumer auto and personal loan business in Portugal.

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

Summarized financial information for businesses held for sale is shown below.

	March 31,	December 31,
(In millions)	2013	2012

Assets
Cash and equivalents	$10	$74
Financing receivables – net	117	47
Property, plant and equipment – net	–	31
All other	44	59
Assets of businesses held for sale	$171	$211

Liabilities
Short-term borrowings	$–	$138
All other	4	19
Liabilities of businesses held for sale	$4	$157

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our Consumer mortgage lending business in Ireland (Consumer Ireland) and our CLL trailer services business in Europe (CLL Trailer Services). Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

(9)

Summarized financial information for discontinued operations is shown below.

	Three months ended March 31,
(In millions)	2013	2012

Operations
Total revenues (loss)	$(13)	$101

Earnings (loss) from discontinued operations before income taxes	$(128)	$(66)
Benefit (provision) for income taxes	121	34
Earnings (loss) from discontinued operations, net of taxes	$(7)	$(32)

Disposal
Gain (loss) on disposal before income taxes	$(187)	$(194)
Benefit (provision) for income taxes	85	29
Gain (loss) on disposal, net of taxes	$(102)	$(165)

Earnings (loss) from discontinued operations, net of taxes	$(109)	$(197)

	March 31,	December 31,
(In millions)	2013	2012

Assets
Cash and equivalents	$103	$102
Property, plant and equipment – net	520	699
All other	1,233	1,498
Assets of discontinued operations	$1,856	$2,299

Liabilities
Deferred income taxes	$374	$374
All other	1,933	2,007
Liabilities of discontinued operations	$2,307	$2,381

Assets at March 31, 2013 and December 31, 2012 primarily comprised cash, property, plant and equipment - net and a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

GE Money Japan

During the third quarter of 2008, we completed the sale of GE Money Japan, which included our Japanese personal loan business. Under the terms of the sale, we reduced the proceeds for estimated refund claims in excess of the statutory interest rate. Proceeds from the sale were to be increased or decreased based on the actual claims experienced in accordance with loss-sharing terms specified in the sale agreement, with all claims in excess of 258 billion Japanese yen (approximately $3,000 million) remaining our responsibility. The underlying portfolio to which this obligation relates is in runoff and interest rates were capped for all designated accounts by mid-2009. In the third quarter of 2010, we were required to begin making reimbursements under this arrangement.

Overall, excess interest refund claims experience has been difficult to predict and subject to several adverse factors, including the challenging global economic conditions over the last few years, the financial status of other Japanese personal lenders (including the 2010 bankruptcy of a large independent personal loan company), substantial ongoing legal advertising, and consumer behavior. Our reserves declined from $700 million at December 31, 2012 to $561 million at March 31, 2013, as the effects of a strengthening U.S. dollar against the Japanese yen and claim payments were partially offset by a first quarter increase to reserves of $50 million. In determining reserve levels, we consider analyses of recent and historical claims experience, as well as pending and estimated future refund requests, adjusted for the estimated percentage of customers who present valid requests and associated estimated payments. We determined our reserve assuming the pace of incoming claims will decelerate, that average exposure per claim remains consistent with recent experience, and that we continue to see the impact of loss mitigation efforts. Since our disposition of the business, incoming claims have continued to decline, however, it is highly variable and difficult to predict the pace and pattern of that decline and such assumptions have a significant effect on the total amount of our liability. Holding all other assumptions constant, an adverse change of 20% and 50% in assumed incoming daily claim rate reduction (resulting in an extension of the claim period and higher incoming claims), would result in an increase to our reserve of approximately $75 million and $400 million, respectively. We continue to closely monitor and evaluate claims activity.

(10)

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

GE Money Japan earnings (loss) from discontinued operations, net of taxes, were $(51) million and $(27) million in the three months ended March 31, 2013 and 2012, respectively.

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

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $6,210 million at March 31, 2013, $5,357 million at December 31, 2012 and $705 million at December 31, 2011. Pending claims represent those active repurchase claims that identify the specific loans tendered for repurchase and, for each loan, the alleged breach of a representation or warranty. As such, they do not include unspecified repurchase claims, such as the Litigation Claims discussed below, or claims relating to breaches of representations that were made more than six years before WMC was notified of the claim. WMC believes that these repurchase claims do not meet the substantive and procedural requirements for tender under the governing agreements, would be barred from being enforced in legal proceedings under applicable statutes of limitations or are otherwise invalid. The amounts reported in pending claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Historically, a small percentage of the total loans WMC originated and sold have qualified as “validly tendered,” meaning there was a breach of a representation and warranty that materially and adversely affects the value of the loan, and the demanding party met all other procedural and substantive requirements for repurchase.

Reserves related to WMC pending and estimated future loan repurchase claims were $740 million at March 31, 2013, reflecting an increase to reserves in the first quarter of 2013 of $107 million due to incremental claim activity and updates to WMC’s estimate of future losses. The amount of these reserves is based upon pending and estimated future loan repurchase requests and WMC’s historical loss experience and evaluation of claim activity on loans tendered for repurchase.

The following table provides a roll forward of the reserve and pending claims for WMC representation and warranty obligations.

	Reserve at		Pending claims at
(In millions)	March 31, 2013	(In millions)	March 31, 2013

Reserve, beginning of period	$633	Pending claims, beginning of period	$5,357
Provision	107	New claims	853
Claim resolutions	–	Claim resolutions	–
Reserve, end of period	$740	Pending claims, end of period	$6,210

Given the significant recent activity in pending claims and related litigation filed in connection with such claims, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve for pending and estimated future loan repurchase claims may result in an increase to these reserves. For example, a 50% increase to the estimate of future loan repurchase requests and a 100% increase to the estimated loss rate on loans tendered, would result in an increase to the reserves of approximately $700 million.

(11)

There are 16 lawsuits involving pending repurchase claims on loans included in 13 securitizations. WMC initiated four of the cases as the plaintiff; in the other cases WMC is a defendant. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. In nine of these lawsuits, the adverse parties seek relief for mortgage loans beyond those included in WMC’s previously discussed pending claims at March 31, 2013 (Litigation Claims). These Litigation Claims consist of sampling-based claims in two cases on approximately $900 million of mortgage loans and, in the other seven cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $3,100 million of mortgage loans. These claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. As noted above, WMC believes that the Litigation Claims are disallowed by the governing agreements and applicable law. As a result, WMC has not included the Litigation Claims in its pending claims or in its estimates of future loan repurchase requests and holds no related reserve as of March 31, 2013.

At this point, WMC is unable to develop a meaningful estimate of reasonably possible loss in connection with the Litigation Claims described above due to a number of factors, including the extent to which courts will agree with the theories supporting the Litigation Claims. Specifically, while several courts in cases not involving WMC have supported some of those theories, other courts have rejected them. In addition, WMC lacks experience resolving such claims, and there are few public industry settlements that may serve as benchmarks to estimate a reasonably possible loss. An adverse court decision on any of the theories supporting the Litigation Claims could increase WMC’s exposure in some or all of the 16 lawsuits and result in additional claims and lawsuits. However, WMC believes that it has defenses to all the claims asserted in litigation, including for example, causation and materiality requirements, limitations on remedies for breach of representations and warranties, and the applicable statutes of limitations. To the extent WMC is required to repurchase loans, WMC’s loss also would be affected by several factors, including pay downs, accrued interest and fees, and the value of the underlying collateral. It is not possible to predict the outcome or impact of these defenses and other factors, any one of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

WMC has received claims on approximately $900 million of mortgage loans after the expiration of the six-year statute of limitations as of March 31, 2013. WMC has also received unspecified indemnification demands from depositors/underwriters/sponsors of residential mortgage-backed securities (RMBS) in connection with lawsuits brought by RMBS investors concerning alleged misrepresentations in the securitization offering documents to which WMC is not a party. WMC believes that it has defenses to these demands.

The reserve estimates reflect judgment, based on currently available information, and a number of assumptions, including economic conditions, claim activity, pending and threatened litigation, indemnification demands, estimated repurchase rates, and other activity in the mortgage industry. Actual losses arising from claims against WMC could exceed the reserve amount if actual claim rates, governmental actions, litigation and indemnification activity, adverse court decisions, settlement activity, actual repurchase rates or losses WMC incurs on repurchased loans differ from its assumptions. It is difficult to develop a meaningful estimate of aggregate possible claims exposure because of uncertainties surrounding economic conditions, the ability and propensity of mortgage holders to present valid claims, governmental actions, mortgage industry activity and litigation, as well as pending and threatened litigation and indemnification demands against WMC.

WMC revenues (loss) from discontinued operations were $(107) million and $(7) million in the three months ended March 31, 2013 and 2012, respectively. WMC’s losses from discontinued operations, net of taxes, were $71 million and $9 million in the three months ended March 31, 2013 and 2012, respectively.

Other

In the first quarter of 2013, we announced the planned disposition of CLL Trailer Services and classified the business as discontinued operations. CLL Trailer Services revenues from discontinued operations were $93 million and $102 million in the three months ended March 31, 2013 and 2012, respectively. CLL Trailer Services earnings (loss) from discontinued operations, net of taxes, were $14 million (including a $53 million loss on disposal) and $20 million in the three months ended March 31, 2013 and 2012, respectively.

(12)

In the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations. We completed the sale in the third quarter of 2012 for proceeds of $227 million. Consumer Ireland revenues from discontinued operations were an insignificant amount and $4 million in the three months ended March 31, 2013 and 2012, respectively. Consumer Ireland earnings (loss) from discontinued operations, net of taxes, were $1 million and $(188) million (including a $147 million loss on disposal) in the three months ended March 31, 2013 and 2012, respectively.

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

	March 31, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$20,098	$3,889	$(88)	$23,899	$20,233	$4,201	$(302)	$24,132
State and municipal	4,207	553	(112)	4,648	4,084	575	(113)	4,546
Residential mortgage-backed(a)	2,123	184	(90)	2,217	2,198	183	(119)	2,262
Commercial mortgage-backed	2,941	263	(78)	3,126	2,930	259	(95)	3,094
Asset-backed	5,621	36	(55)	5,602	5,784	31	(77)	5,738
Corporate – non-U.S.	2,409	155	(110)	2,454	2,391	150	(126)	2,415
Government – non-U.S.	1,904	131	(3)	2,032	1,617	149	(3)	1,763
U.S. government and
federal agency	3,404	86	–	3,490	3,462	103	–	3,565
Retained interests	74	17	–	91	76	7	–	83
Equity
Available-for-sale	404	122	(10)	516	513	86	(3)	596
Trading	186	–	–	186	245	–	–	245
Total	$43,371	$5,436	$(546)	$48,261	$43,533	$5,744	$(838)	$48,439

(a)
Substantially collateralized by U.S. mortgages. Of our total RMBS portfolio at March 31, 2013, $1,413 million relates to securities issued by government sponsored entities and $804 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities decreased to $48,261 million at March 31, 2013, from $48,439 million at December 31, 2012, primarily due to the impact of higher interest rates.

(13)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses	(a)	fair value	losses	(a)

March 31, 2013
Debt
U.S. corporate	$722	$(15)		$414	$(73)
State and municipal	232	(4)		327	(108)
Residential mortgage-backed	96	(1)		663	(89)
Commercial mortgage-backed	117	(1)		921	(77)
Asset-backed	11	(1)		568	(54)
Corporate – non-U.S.	240	(4)		606	(106)
Government – non-U.S.	554	(1)		38	(2)
U.S. government and federal agency	253	–		–	–
Retained interests	5	–		–	–
Equity	22	(10)		–	–
Total	$2,252	$(37)		$3,537	$(509)

December 31, 2012
Debt
U.S. corporate	$434	$(7)		$813	$(295)
State and municipal	146	(2)		326	(111)
Residential mortgage-backed	98	(1)		691	(118)
Commercial mortgage-backed	37	–		979	(95)
Asset-backed	18	(1)		658	(76)
Corporate – non-U.S.	167	(8)		602	(118)
Government – non-U.S.	201	(1)		37	(2)
U.S. government and federal agency	–	–		–	–
Retained interests	3	–		–	–
Equity	26	(3)		–	–
Total	$1,130	$(23)		$4,106	$(815)

(a)	Includes gross unrealized losses at March 31, 2013 of $(111) million related to securities that had other-than-temporary impairments previously recognized.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the three months ended March 31, 2013 have not changed from those described in Note 3 in our 2012 consolidated financial statements.

During the three months ended March 31, 2013, we recognized pre-tax, other-than-temporary impairments of $289 million, of which $278 million was recorded through earnings ($1 million relates to equity securities) and $11 million was recorded in accumulated other comprehensive income (loss) (AOCI). At January 1, 2013, cumulative impairments recognized in earnings associated with debt securities still held were $420 million. During the three months ended March 31, 2013, we recognized first-time impairments of $263 million and incremental charges on previously impaired securities of $12 million. These amounts included $1 million related to securities that were subsequently sold.

During the three months ended March 31, 2012, we recognized pre-tax, other-than-temporary impairments of $32 million, which were recorded through earnings, of which $7 million relates to equity securities. At January 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $558 million. During the three months ended March 31, 2012, we recognized first-time impairments of $7 million and incremental charges on previously impaired securities of $5 million. These amounts included $136 million related to securities that were subsequently sold.

(14)

Contractual Maturities of Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized	Estimated
	cost	fair value
Due
Within one year	$2,957	$2,972
After one year through five years	5,962	6,212
After five years through ten years	5,271	5,762
After ten years	17,832	21,577

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended March 31,
(In millions)	2013	2012

Gains	$62	$38
Losses, including impairments	(278)	(70)
Net	$(216)	$(32)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $2,788 million and $3,762 million in the three months ended March 31, 2013 and 2012, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains (losses) on trading securities of $36 million and $(23) million in the three months ended March 31, 2013 and 2012, respectively.

(15)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	March 31,	December 31,
(In millions)	2013	2012

Loans, net of deferred income(a)	$232,456	$241,465
Investment in financing leases, net of deferred income	31,227	32,471
	263,683	273,936
Less allowance for losses	(5,359)	(4,985)
Financing receivables – net(b)	$258,324	$268,951

(a)	Deferred income was $1,945 million and $2,182 million at March 31, 2013 and December 31, 2012, respectively.

(b)
Financing receivables at March 31, 2013 and December 31, 2012 included $699 million and $750 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

	March 31,	December 31,
(In millions)	2013	2012

Commercial
CLL
Americas	$72,318	$72,517
Europe	35,435	37,035
Asia	10,158	11,401
Other	534	605
Total CLL	118,445	121,558

Energy Financial Services	4,734	4,851

GECAS	10,557	10,915

Other	456	486
Total Commercial	134,192	137,810

Real Estate	19,733	20,946

Consumer
Non-U.S. residential mortgages	31,689	33,451
Non-U.S. installment and revolving credit	18,050	18,546
U.S. installment and revolving credit	48,523	50,853
Non-U.S. auto	3,937	4,260
Other	7,559	8,070
Total Consumer	109,758	115,180

Total financing receivables	263,683	273,936

Less allowance for losses	(5,359)	(4,985)
Total financing receivables – net	$258,324	$268,951

(16)

Allowance for Losses on Financing Receivables

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				March 31,
(In millions)	2013	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2013

Commercial
CLL
Americas	$490	$74	$(1)		$(103)		$30		$490
Europe	445	83	(5)		(132)		20		411
Asia	80	11	(5)		(18)		4		72
Other	6	(3)	–		–		–		3
Total CLL	1,021	165	(11)		(253)		54		976

Energy Financial Services	9	(1)	–		–		–		8

GECAS	8	(1)	–		–		–		7

Other	3	–	–		(1)		–		2
Total Commercial	1,041	163	(11)		(254)		54		993

Real Estate	320	(20)	(6)		(29)		–		265

Consumer
Non-U.S. residential
mortgages	480	56	(16)		(55)		12		477
Non-U.S. installment
and revolving credit	623	211	(15)		(252)		145		712
U.S. installment and
revolving credit	2,282	1,014	(50)		(744)		163		2,665
Non-U.S. auto	67	17	(5)		(30)		17		66
Other	172	47	7		(52)		7		181
Total Consumer	3,624	1,345	(79)		(1,133)		344		4,101
Total	$4,985	$1,488	$(96)		$(1,416)		$398		$5,359

(a)	Other primarily included the effects of currency exchange.

(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

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

(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

See Note 12 for supplemental information about the credit quality of financing receivables and allowance for losses on financing receivables.

(18)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

	March 31,	December 31,
(In millions)	2013	2012

Goodwill	$26,895	$27,032

Other intangible assets - net
Intangible assets subject to amortization	$1,311	$1,294

Changes in goodwill balances follow.

			Dispositions,
	Balance at		currency	Balance at
	January 1,		exchange	March 31,
(In millions)	2013	Acquisitions	and other	2013

CLL	$13,454	$–	$72	$13,526
Consumer	10,943	21	(98)	10,866
Real Estate	926	–	(131)	795
Energy Financial Services	1,562	–	–	1,562
GECAS	147	–	(1)	146
Total	$27,032	$21	$(158)	$26,895

Goodwill balances decreased $137 million during the three months ended March 31, 2013, primarily as a result of currency exchange effects of a stronger U.S. dollar. Our reporting units and related goodwill balances are CLL ($13,526 million), Consumer ($10,866 million), Real Estate ($795 million), Energy Financial Services ($1,562 million) and GECAS ($146 million) at March 31, 2013.

On January 11, 2013, we acquired the deposit business of MetLife Bank, N.A. This acquisition increased goodwill by $21 million.

Intangible Assets Subject to Amortization

	March 31, 2013			December 31, 2012
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,207	$(802)	$405	$1,227	$(808)	$419
Patents, licenses and
trademarks	190	(160)	30	191	(160)	31
Capitalized software	2,200	(1,705)	495	2,126	(1,681)	445
Lease valuations	1,027	(690)	337	1,163	(792)	371
Present value of
future profits (a)	539	(539)	–	530	(530)	–
All other	298	(254)	44	283	(255)	28
Total	$5,461	$(4,150)	$1,311	$5,520	$(4,226)	$1,294

(a)
Balances at March 31, 2013 and December 31, 2012 reflect adjustments of $344 million and $353 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

Amortization related to intangible assets subject to amortization was $108 million and $110 million in the three months ended March 31, 2013 and 2012, respectively, and is recorded in operating and administrative expense on the financial statements.

(19)

6. BORROWINGS AND BANK DEPOSITS

(In millions)	March 31,	December 31,
	2013	2012
Short-term borrowings
Commercial paper
U.S.	$30,727	$33,686
Non-U.S.	8,323	9,370
Current portion of long-term borrowings(a)(b)	34,715	44,264
GE Interest Plus notes(c)	8,580	8,189
Other(b)	317	431
Total short-term borrowings	$82,662	$95,940

Long-term borrowings
Senior unsecured notes(a)	$197,946	$199,646
Subordinated notes(d)	4,839	4,965
Subordinated debentures(e)(f)	7,183	7,286
Other(b)	13,033	12,879
Total long-term borrowings	$223,001	$224,776

Non-recourse borrowings of consolidated securitization entities(g)	$30,488	$30,123

Bank deposits(h)	$49,427	$46,461

Total borrowings and bank deposits	$385,578	$397,300

(a)
Included in total long-term borrowings were $591 million and $604 million of obligations to holders of GICs at March 31, 2013 and December 31, 2012, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

(b)
Included $9,401 million and $9,757 million of funding secured by real estate, aircraft and other collateral at March 31, 2013 and December 31, 2012, respectively, of which $3,451 million and $3,294 million is non-recourse to GECC at March 31, 2013 and December 31, 2012, respectively.

(c)	Entirely variable denomination floating-rate demand notes.

(d)	Included $300 million of subordinated notes guaranteed by GE at both March 31, 2013 and December 31, 2012.

(e)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(f)
Includes $2,868 million of subordinated debentures, which constitute the sole assets of wholly-owned trusts who have issued trust preferred securities. Obligations associated with these trusts are unconditionally guaranteed by GECC.

(g)
Included at March 31, 2013 and December 31, 2012, were $9,091 million and $7,707 million of current portion of long-term borrowings, respectively, and $21,397 million and $22,416 million of long-term borrowings, respectively. See Note 13.

(h)
Included $16,316 million and $16,157 million of deposits in non-U.S. banks at March 31, 2013 and December 31, 2012, respectively, and $17,293 million and $17,291 million of certificates of deposits with maturities greater than one year at March 31, 2013 and December 31, 2012, respectively.

(20)

7. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months are:

	March 31,	December 31,
(In millions)	2013	2012

Unrecognized tax benefits	$3,057	$3,106
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,233	2,253
Accrued interest on unrecognized tax benefits	570	559
Accrued penalties on unrecognized tax benefits	96	101
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-500	0-400
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-450	0-350

(a)	Some portion of such reduction may be reported as discontinued operations.

The Internal Revenue Service (IRS) is currently auditing the GE consolidated income tax returns for 2008-2009, a substantial portion of which include our activities. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We expect to contest the disallowance of this loss. It is reasonably possible that other unresolved items related to pre-2010 federal tax returns could be resolved during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE’s tax payments are due. The effect of GECC on the amount of the consolidated tax liability from the 2011 formation of the GE NBC Universal joint venture will be settled in cash no later than when GECC tax deductions and credits otherwise would have reduced the liability of the group absent the tax on formation.

(21)

8. SHAREOWNERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
	Three months ended March 31,
(In millions)	2013	2012

Investment securities
Balance at January 1	$673	$(33)
Other comprehensive income (OCI) before reclassifications – net of
deferred taxes of $(34) and $176	(56)	306
Reclassifications from OCI – net of deferred taxes of $94 and $6	122	26
Other comprehensive income(a)	66	332
Less: OCI attributable to noncontrolling interests	1	1
Balance at March 31	$738	$298

Currency translation adjustments (CTA)
Balance at January 1	$(131)	$(399)
OCI before reclassifications – net of deferred taxes of $(191) and $(45)	(9)	137
Reclassifications from OCI – net of deferred taxes of $(33) and $(5)	17	(3)
Other comprehensive income(a)	8	134
Less: OCI attributable to noncontrolling interests	(4)	9
Balance at March 31	$(119)	$(274)

Cash flow hedges
Balance at January 1	$(746)	$(1,101)
OCI before reclassifications – net of deferred taxes of $56 and $27	(97)	514
Reclassifications from OCI – net of deferred taxes of $(42) and $(35)	189	(442)
Other comprehensive income(a)	92	72
Less: OCI attributable to noncontrolling interests	–	–
Balance at March 31	$(654)	$(1,029)

Benefit plans
Balance at January 1	$(736)	$(563)
Net actuarial gain (loss) – net of deferred taxes of $18 and $(13)	2	(31)
Net actuarial gain (loss) amortization – net of deferred taxes of $3 and $3	11	7
Other comprehensive income(a)	13	(24)
Less: OCI attributable to noncontrolling interests	–	–
Balance at March 31	$(723)	$(587)

Accumulated other comprehensive income (loss) at March 31	$(758)	$(1,592)

(a)	Total other comprehensive income was $179 million and $514 million for the three months ended March 31, 2013 and 2012, respectively.

(22)

Reclassification out of AOCI

Components of AOCI	Three months ended March 31,		Statement of Earnings Caption
	2013	2012
Available-for-sale securities
Realized gains (losses) on sale/impairment of securities	$(216)	$(32)	GECC revenues from services
	94	6	Tax (expense) or benefit
	$(122)	$(26)	Net of tax

Currency translation adjustments	$16	$8	Costs and expenses
Gains (losses) on dispositions	(33)	(5)	Tax (expense) or benefit
	$(17)	$3	Net of tax

Cash flow hedges
Gains (losses) on interest rate derivatives	$(102)	$(140)	Interest
Foreign exchange contracts	(45)	617	(a)
	(147)	477	Total before tax
	(42)	(35)	Tax (expense) or benefit
	$(189)	$442	Net of tax

Benefit plan items
Amortization of actuarial gains (losses)	$(14)	$(10)	Total before tax(b)
	3	3	Tax (expense) or benefit
	$(11)	$(7)	Net of tax

Total reclassification adjustments	$(339)	$412	Net of tax

(a)	Includes $(33) million and $648 million in revenue from services and $(12) million and $(31) million in interest for the three months ended March 31, 2013 and 2012, respectively.

(b)	Amortization of actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs.

Noncontrolling Interests

A summary of changes to noncontrolling interests follows.

	Three months ended March 31,
(In millions)	2013	2012

Beginning balance	$707	$690
Net earnings	11	12
Dividends	(16)	(4)
Dispositions	(104)	–
AOCI and other	(11)	69
Ending balance	$587	$767

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

(23)

9. REVENUES FROM SERVICES

	Three months ended March 31,
(In millions)	2013	2012

Interest on loans	$4,546	$4,858
Equipment leased to others	2,529	2,643
Fees	1,135	1,160
Investment income	414	667
Financing leases	436	534
Associated companies(a)	173	270
Premiums earned by insurance activities	395	445
Real estate investments(b)	1,300	356
Other items	581	377
Total	$11,509	$11,310

(a)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at March 31, 2013 and December 31, 2012 of $111,597 million and $110,695 million, respectively. Assets were primarily financing receivables of $67,619 million and $66,878 million at March 31, 2013 and December 31, 2012, respectively. Total liabilities were $82,377 million and $81,784 million, consisted primarily of bank deposits of $28,458 million and $26,386 million at March 31, 2013 and December 31, 2012, respectively, and debt of $41,491 million and $42,664 million at March 31, 2013 and December 31, 2012, respectively. Revenues for the three months ended March 31, 2013 and 2012 totaled $4,010 million and $4,490 million, respectively, and net earnings for the three months ended March 31, 2013 and 2012 totaled $565 million and $529 million, respectively.

(b)	During the three months ended March 31, 2013, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York for a pre-tax gain of $902 million.

10. FAIR VALUE MEASUREMENTS

For a description of how we estimate fair value, see Note 1 in our 2012 consolidated financial statements.

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

(24)

(In millions)						Netting
	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance
March 31, 2013
Assets
Investment securities
Debt
U.S. corporate	$–		$20,357		$3,542	$–		$23,899
State and municipal	–		4,558		90	–		4,648
Residential mortgage-backed	–		2,121		96	–		2,217
Commercial mortgage-backed	–		3,120		6	–		3,126
Asset-backed(c)	–		686		4,916	–		5,602
Corporate - non-U.S.	69		1,049		1,336	–		2,454
Government - non-U.S.	1,088		903		41	–		2,032
U.S. government and federal agency	–		3,226		264	–		3,490
Retained interests	–		–		91	–		91
Equity
Available-for-sale	488		17		11	–		516
Trading	184		2		–	–		186
Derivatives(d)	–		10,157		183	(6,354)		3,986
Other(e)	–		–		409	–		409
Total	$1,829		$46,196		$10,985	$(6,354)		$52,656

Liabilities
Derivatives	$–		$3,070		$17	$(2,820)		$267
Other	–		22		–	–		22
Total	$–		$3,092		$17	$(2,820)		$289

December 31, 2012
Assets
Investment securities
Debt
U.S. corporate	$–		$20,580		$3,552	$–		$24,132
State and municipal	–		4,469		77	–		4,546
Residential mortgage-backed	–		2,162		100	–		2,262
Commercial mortgage-backed	–		3,088		6	–		3,094
Asset-backed(c)	–		715		5,023	–		5,738
Corporate - non-U.S.	71		1,132		1,212	–		2,415
Government - non-U.S.	702		1,019		42	–		1,763
U.S. government and federal agency	–		3,288		277	–		3,565
Retained interests	–		–		83	–		83
Equity
Available-for-sale	569		14		13	–		596
Trading	245		–		–	–		245
Derivatives(d)	–		10,934		280	(7,657)		3,557
Other(e)	–		–		432	–		432
Total	$1,587		$47,401		$11,097	$(7,657)		$52,428

Liabilities
Derivatives	$–		$3,040		$20	$(2,908)		$152
Other	–		23		–	–		23
Total	$–		$3,063		$20	$(2,908)		$175

(a)	The fair value of securities transferred between Level 1 and Level 2 was $2 million in the three months ended March 31, 2013.

(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.

(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(d)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $(18) million and $(15) million at March 31, 2013 and December 31, 2012, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(25)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2013 and 2012, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Three Months Ended March 31, 2013

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		March 31,	March 31,
	2013	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2013	2013	(c)

Investment securities
Debt
U.S. corporate	$3,552	$(258)		$218	$61	$(6)	$(45)	$93		$(73)		$3,542	$–
State and municipal	77	–		–	4	–	(1)	10		–		90	–
Residential
mortgage-backed	100	–		(3)	–	–	(1)	–		–		96	–
Commercial
mortgage-backed	6	–		–	–	–	–	–		–		6	–
Asset-backed	5,023	1		(2)	144	–	(262)	12		–		4,916	–
Corporate – non-U.S.	1,212	8		13	126	(3)	(35)	15		–		1,336	–
Government
– non-U.S.	42	–		(1)	–	–	–	–		–		41	–
U.S. government and
federal agency	277	–		(13)	–	–	–	–		–		264	–
Retained interests	83	3		10	–	–	(5)	–		–		91	–
Equity
Available-for-sale	13	–		–	–	–	–	–		(2)		11	–
Derivatives(d)(e)	262	(38)		–	(1)	–	(53)	–		–		170	(7)
Other	432	(2)		–	33	(54)	–	–		–		409	(1)
Total	$11,079	$(286)		$222	$367	$(63)	$(402)	$130		$(75)		$10,972	$(8)

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

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

(27)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at March 31, 2013 and December 31, 2012. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during		Remeasured during
	the three months ended		the year ended
	March 31, 2013		December 31, 2012
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$116	$2,281	$366	$4,094
Cost and equity method investments(a)	–	203	8	313
Long-lived assets, including real estate	312	2,050	702	2,182
Total	$428	$4,534	$1,076	$6,589

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $20 million and $84 million at March 31, 2013 and December 31, 2012, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at March 31, 2013 and 2012.

	Three months ended March 31,
(In millions)	2013	2012

Financing receivables and loans held for sale	$(128)	$(126)
Cost and equity method investments(a)	(72)	(21)
Long-lived assets, including real estate(b)	(359)	(151)
Total	$(559)	$(298)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(3) million in both the three months ended March 31, 2013 and 2012.

(b)
Includes impairments related to real estate equity properties and investments recorded in operating and administrative expenses of $223 million and $50 million in the three months ended March 31, 2013 and 2012, respectively.

(28)

Level 3 Measurements

The following table presents information relating to the significant unobservable inputs of our Level 3 recurring and non-recurring measurements.

					Range
	Fair value at	Valuation	Unobservable		(weighted
(Dollars in millions)	March 31, 2013	technique	inputs		average)

Recurring fair value measurements

Investment securities

Debt

U.S. corporate	$1,585	Income approach	Discount rate	(a)	1.8%-38.0% (11.3%)

Asset-backed	4,869	Income approach	Discount rate	(a)	1.7%-13.1% (3.6%)

Corporate-non-U.S.	1,016	Income approach	Discount rate	(a)	2.3%-23.9% (11.8%)

Other financial assets	358	Income approach	Weighted average		8.1%-9.4% (8.8%)
			cost of capital
Non-recurring fair value measurements

Financing receivables and loans held for sale	$1,513	Income approach	Capitalization rate	(b)	5.4%-13.7% (8.0%)

	106	Business enterprise	EBITDA multiple		4.3X-7.0X (5.7X)
		value

Cost and equity method investments	38	Income approach	Capitalization rate	(b)	7.7%-10.6% (10.3%)

Long-lived assets, including real estate	1,078	Income approach	Capitalization rate	(b)	7.7%-14.5% (7.8%)

					Range
	Fair value at	Valuation	Unobservable		(weighted
	December 31, 2012	technique	inputs		average)
Recurring fair value measurements

Investment securities

Debt

U.S. corporate	$1,652	Income approach	Discount rate	(a)	1.3%-29.9% (11.1%)

Asset-backed	4,977	Income approach	Discount rate	(a)	2.1%-13.1% (3.8%)

Corporate non-U.S.	865	Income approach	Discount rate	(a)	1.5%-25.0% (13.2%)

Other financial assets	360	Income approach	Weighted average		8.7%-10.2% (8.7%)
			cost of capital
Non-recurring fair value measurements

Financing receivables and loans held for sale	$2,633	Income approach	Capitalization rate	(b)	3.8%-14.0% (8.0%)

	202	Business enterprise	EBITDA multiple		2.0X-6.0X (4.8X)
		value

Cost and equity method investments	72	Income approach	Capitalization rate	(b)	9.2%-12.8% (12.0%)

Long-lived assets, including real estate	985	Income approach	Capitalization rate	(b)	4.8%-14.6% (7.3%)

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

(29)

At March 31, 2013 and December 31, 2012, other Level 3 recurring fair value measurements of $2,907 million and $2,990 million, respectively, and non-recurring measurements of $1,432 million and $2,412 million, respectively, are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 1 in our 2012 consolidated financial statements. At both March 31, 2013 and December 31, 2012, other recurring fair value measurements of $233 million and non-recurring fair value measurements of $367 million and $285 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

11. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Condensed Statement of Financial Position. Consistent with ASC 825, Financial Instruments, the table excludes finance leases and non-financial assets and liabilities. Substantially all of the assets discussed below are considered to be Level 3 in accordance with ASC 820. The vast majority of our liabilities’ fair value can be determined based on significant observable inputs and thus considered Level 2 in accordance with ASC 820. Few of the instruments are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 15 in our 2012 consolidated financial statements.

	March 31, 2013			December 31, 2012
		Assets (liabilities)			Assets (liabilities)
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
(In millions)	amount	amount (net)	fair value	amount	amount (net)	fair value
Assets
Loans	$ (a)	$227,297	$230,609	$ (a)	$236,678	$239,084
Other commercial mortgages	(a)	1,663	1,678	(a)	2,222	2,249
Loans held for sale	(a)	1,147	1,153	(a)	1,180	1,181
Other financial instruments(c)	(a)	1,852	2,343	(a)	1,858	2,276
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(385,578)	(401,481)	(a)	(397,300)	(414,533)
Investment contract benefits	(a)	(3,277)	(4,030)	(a)	(3,321)	(4,150)
Guaranteed investment contracts	(a)	(1,580)	(1,596)	(a)	(1,644)	(1,674)
Insurance - credit life(e)	2,284	(120)	(103)	2,277	(120)	(104)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 6.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at March 31, 2013 and December 31, 2012 would have been reduced by $6,173 million and $7,937 million, respectively.

(e)	Net of reinsurance of $1,250 million and $2,000 million at March 31, 2013 and December 31, 2012, respectively.

Loan Commitments

	Notional amount at
	March 31,	December 31,
(In millions)	2013	2012

Ordinary course of business lending commitments(a)	$3,329	$3,708
Unused revolving credit lines(b)
Commercial(c)	15,818	17,929
Consumer - principally credit cards	272,476	271,387

(a)	Excluded investment commitments of $1,440 million and $1,276 million as of March 31, 2013 and December 31, 2012, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,066 million and $12,813 million as of March 31, 2013 and December 31, 2012, respectively.

(c)
Included commitments of $10,970 million and $12,923 million as of March 31, 2013 and December 31, 2012, respectively, associated with secured financing arrangements that could have increased to a maximum of $14,503 million and $15,731 million at March 31, 2013 and December 31, 2012, respectively, based on asset volume under the arrangement.

(30)

Securities Repurchase and Reverse Repurchase Arrangements

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At March 31, 2013, we were party to repurchase agreements totaling $71 million which were presented gross within other liabilities on the financial statements. We have had no repurchase agreements which were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At March 31, 2013, we were party to reverse repurchase agreements totaling $20.9 billion which are recorded in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $294,000 million, approximately 97% or $286,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

(31)

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	March 31, 2013		December 31, 2012
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$7,055	$691	$8,443	$719
Currency exchange contracts	1,819	885	827	1,762
Other contracts	-	-	-	-
	8,874	1,576	9,270	2,481

Derivatives not accounted for as hedges
Interest rate contracts	386	180	452	195
Currency exchange contracts	1,037	1,306	1,457	358
Other contracts	43	25	35	26
	1,466	1,511	1,944	579

Gross derivatives recognized in statement of
financial position
Gross derivatives	10,340	3,087	11,214	3,060
Gross accrued interest	1,258	16	1,683	14
	11,598	3,103	12,897	3,074

Amounts offset in statement of financial position
Netting adjustments(a)	(2,626)	(2,608)	(2,532)	(2,517)
Cash collateral(b)	(3,728)	(212)	(5,125)	(391)
	(6,354)	(2,820)	(7,657)	(2,908)

Net derivatives recognized in statement of
financial position
Net derivatives	5,244	283	5,240	166

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(4,371)	-	(5,060)	-

Net amount	$873	$283	$180	$166

Derivatives are classified in the captions “Other assets” and “Other liabilities” and related accrued interest is classified in “Other receivables” and "Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At March 31, 2013 and December 31, 2012, the cumulative adjustment for non-performance risk was a gain (loss) of $(18) million and $(15) million, respectively.

(b)	Excludes excess cash collateral received and posted of $78 million and $13 million at March 31, 2013, respectively, and $42 million and $10 million at December 31, 2012, respectively.

(c)	Excludes excess securities collateral received of $97 million and $359 million at March 31, 2013 and December 31, 2012, respectively.

(32)

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the three months ended March 31, 2013 and 2012, respectively.

	Three months ended March 31,
	2013		2012
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$(909)	$881	$(1,447)	$1,350
Currency exchange contracts	(9)	8	(48)	40

Fair value hedges resulted in $(29) million and $(105) million of ineffectiveness in the three months ended March 31, 2013 and 2012, respectively. In both the three months ended March 31, 2013 and 2012, there were insignificant amounts excluded from the assessment of effectiveness.

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

The following table provides information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings when reclassified out of AOCI, for the three months ended March 31, 2013 and 2012, respectively. See Note 8 for additional information about reclassifications out of AOCI.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended March 31,		for the three months ended March 31,
	2013	2012	2013	2012
(In millions)

Cash flow hedges
Interest rate contracts	$(11)	$(27)	$(102)	$(140)
Currency exchange contracts	(34)	685	(45)	617
Total	$(45)	$658	$(147)	$477

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $724 million loss at March 31, 2013. We expect to transfer $367 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the three months ended March 31, 2013 and 2012, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At March 31, 2013 and 2012, the maximum term of derivative instruments that hedge forecasted transactions was 20 years and 21 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in revenues from services and totaled $1 million and $4 million in the three months ended March 31, 2013 and 2012, respectively.

(33)

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

The following table provides information about the amounts recorded in AOCI for the three months ended March 31, 2013 and 2012, respectively, as well as the gain (loss) recorded in revenues from services when reclassified out of AOCI.

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	three months ended March 31,		three months ended March 31,
(In millions)	2013	2012	2013	2012

Net investment hedges
Currency exchange contracts	$2,105	$(1,502)	$(124)	$(10)

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(166) million and $(220) million in the three months ended March 31, 2013 and 2012, respectively, and are recorded in interest.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the three months ended March 31, 2013 on derivatives not designated as hedges were $(902) million composed of amounts related to interest rate contracts of $(61) million, currency exchange contracts of $(853) million, and other derivatives of $12 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the three months ended March 31, 2012 on derivatives not designated as hedges were $(76) million composed of amounts related to interest rate contracts of $(61) million, currency exchange contracts of $(21) million, and other derivatives of $6 million. These losses were more than offset the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $8,099 million, of which $3,728 million was cash and $4,371 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $212 million at March 31, 2013. At March 31, 2013, our exposure to counterparties (including accrued interest), net of collateral we hold, was $862 million. This excludes exposure related to embedded derivatives.

(34)

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $265 million at March 31, 2013. This excludes embedded derivatives.

12. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

We provide further detailed information about the credit quality of our Commercial, Real Estate and Consumer financing receivables portfolios. For each portfolio, we describe the characteristics of the financing receivables and provide information about collateral, payment performance, credit quality indicators, and impairment. We manage these portfolios using delinquency and nonearning data as key performance indicators. The categories used within this section such as impaired loans, troubled debt restructuring (TDR) and nonaccrual financing receivables are defined by the authoritative guidance and we base our categorization on the related scope and definitions contained in the related standards. The categories of nonearning and delinquent are defined by us and are used in our process for managing our financing receivables. Definitions of these categories are provided in Note 1 in our 2012 consolidated financial statements.

COMMERCIAL

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

	Financing receivables
	March 31,	December 31,
(In millions)	2013	2012

CLL
Americas	$72,318	$72,517
Europe	35,435	37,035
Asia	10,158	11,401
Other	534	605
Total CLL	118,445	121,558

Energy Financial Services	4,734	4,851

GECAS	10,557	10,915

Other	456	486

Total Commercial financing receivables, before allowance for losses	$134,192	$137,810

Non-impaired financing receivables	$129,345	$132,741
General reserves	563	554

Impaired loans	4,847	5,069
Specific reserves	430	487

(35)

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

	March 31, 2013		December 31, 2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.1%	0.6%	1.1%	0.5%
Europe	3.9	2.2	3.7	2.1
Asia	0.8	0.4	0.9	0.6
Other	–	–	0.1	–
Total CLL	1.9	1.0	1.9	1.0

Energy Financial Services	–	–	–	–

GECAS	–	–	–	–

Other	1.6	1.3	2.8	2.8

Total	1.7	0.9	1.7	0.9

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $3,900 million and $4,166 million of nonaccrual financing receivables at March 31, 2013 and December 31, 2012, respectively, $2,310 million and $2,647 million are currently paying in accordance with their contractual terms, respectively.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2013	2012	2013	2012

CLL
Americas	$1,896	$1,951	$1,401	$1,333
Europe	1,573	1,740	1,122	1,299
Asia	408	395	170	193
Other	9	52	9	52
Total CLL	3,886	4,138	2,702	2,877

Energy Financial Services	–	–	–	–

GECAS	–	3	–	–

Other	14	25	13	13
Total	$3,900	$4,166	$2,715	$2,890

Allowance for losses percentage	25.5%	25.0%	36.6%	36.0%

(36)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment in
(In millions)	in loans	balance	loans	in loans	balance	allowance	loans

March 31, 2013

CLL
Americas	$2,363	$2,798	$2,425	$610	$751	$173	$584
Europe	1,058	1,879	1,094	551	911	236	597
Asia	158	167	110	82	84	17	95
Other	–	–	–	9	13	3	31
Total CLL	3,579	4,844	3,629	1,252	1,759	429	1,307
Energy Financial Services	–	–	–	–	–	–	–
GECAS	–	–	–	–	–	–	2
Other	9	20	13	7	9	1	7
Total	$3,588	$4,864	$3,642	$1,259	$1,768	$430	$1,316

December 31, 2012

CLL
Americas	$2,487	$2,927	$2,535	$557	$681	$178	$987
Europe	1,131	1,901	1,009	643	978	278	805
Asia	62	64	62	109	120	23	134
Other	–	–	43	52	68	6	16
Total CLL	3,680	4,892	3,649	1,361	1,847	485	1,942
Energy Financial Services	–	–	2	–	–	–	7
GECAS	–	–	17	3	3	–	5
Other	17	28	26	8	8	2	40
Total	$3,697	$4,920	$3,694	$1,372	$1,858	$487	$1,994

We recognized $53 million, $253 million and $57 million of interest income, including $16 million, $92 million and $23 million on a cash basis, for the three months ended March 31, 2013, the year ended December 31, 2012 and the three months ended March 31, 2012, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the three months ended March 31, 2013 and the year ended December 31, 2012 was $4,958 million and $5,688 million, respectively.

Impaired loans classified as TDRs in our CLL business were $3,717 million and $3,872 million at March 31, 2013 and December 31, 2012, respectively, and were primarily attributable to CLL Americas ($2,564 million and $2,577 million, respectively). For the three months ended March 31, 2013, we modified $412 million of loans classified as TDRs, primarily in CLL Americas ($236 million) and CLL EMEA ($99 million). Changes to these loans primarily included extensions, interest only payment periods, debt to equity exchange and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $2,555 million and $2,384 million of modifications classified as TDRs in the twelve months ended March 31, 2013 and 2012, respectively, $43 million and $108 million have subsequently experienced a payment default in the three months ended March 31, 2013 and 2012, respectively.

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

The table below summarizes our Commercial financing receivables by risk category. As described above, financing receivables are assigned one of 21 risk ratings based on our process and then these are grouped by similar characteristics into three categories in the table below. Category A is characterized by either high credit quality borrowers or transactions with significant collateral coverage, which substantially reduces or eliminates the risk of loss in the event of borrower default. Category B is characterized by borrowers with weaker credit quality than those in Category A, or transactions with moderately strong collateral coverage, which minimizes but may not fully mitigate the risk of loss in the event of default. Category C is characterized by borrowers with higher levels of default risk relative to our overall portfolio or transactions where collateral coverage may not fully mitigate a loss in the event of default.

(38)

	Secured
(In millions)	A	B	C	Total

March 31, 2013

CLL
Americas	$68,586	$1,616	$2,116	$72,318
Europe	32,230	1,144	1,209	34,583
Asia	9,737	54	209	10,000
Other	137	33	9	179
Total CLL	110,690	2,847	3,543	117,080

Energy Financial Services	4,603	–	–	4,603

GECAS	10,344	66	147	10,557

Other	456	–	–	456
Total	$126,093	$2,913	$3,690	$132,696

December 31, 2012

CLL
Americas	$68,360	$1,775	$2,382	$72,517
Europe	33,754	1,188	1,256	36,198
Asia	10,732	117	372	11,221
Other	161	–	94	255
Total CLL	113,007	3,080	4,104	120,191

Energy Financial Services	4,725	–	–	4,725

GECAS	10,681	223	11	10,915

Other	486	–	–	486
Total	$128,899	$3,303	$4,115	$136,317

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At March 31, 2013 and December 31, 2012, these financing receivables included $490 million and $458 million rated A, $620 million and $583 million rated B, and $386 million and $452 million rated C, respectively.

(39)

REAL ESTATE

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

	Financing receivables
	March 31,	December 31,
(In millions)	2013	2012

Real Estate financing receivables, before allowance for losses	$19,733	$20,946

Non-impaired financing receivables	$14,478	$15,253
General reserves	107	132

Impaired loans	5,255	5,693
Specific reserves	158	188

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

	March 31, 2013		December 31, 2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Real Estate	2.2%	2.0%	2.3%	2.2%

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $4,417 million and $4,885 million of nonaccrual financing receivables at March 31, 2013 and December 31, 2012, respectively, $3,997 million and $4,461 million are currently paying in accordance with their contractual terms, respectively.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2013	2012	2013	2012

Real Estate	$4,417	$4,885	$456	$444

Allowance for losses percentage	6.0%	6.6%	58.1%	72.1%

(40)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

March 31, 2013

Real Estate	$3,186	$3,577	$3,338	$2,069	$2,462	$158	$2,136

December 31, 2012

Real Estate	$3,491	$3,712	$3,773	$2,202	$2,807	$188	$3,752

We recognized $57 million, $329 million and $90 million of interest income, including $44 million, $237 million and $68 million on a cash basis, for the three months ended March 31, 2013, the year ended December 31, 2012 and the three months ended March 31, 2012, respectively. The total average investment in impaired loans for the three months ended March 31, 2013 and the year ended December 31, 2012 was $5,474 million and $7,525 million, respectively.

Real Estate TDRs decreased from $5,146 million at December 31, 2012 to $4,837 million at March 31, 2013, primarily driven by resolution of TDRs through paydowns and the impact of currency exchange partially offset by extensions of loans scheduled to mature during 2013, some of which were classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the three months ended March 31, 2013, we modified $327 million of loans classified as TDRs. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $3,611 million and $3,107 million of modifications classified as TDRs in the twelve months ended March 31, 2013 and 2012, respectively, $174 million and $183 million have subsequently experienced a payment default in the three months ended March 31, 2013 and 2012, respectively.

Credit Quality Indicators

Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios provide the best indicators of the credit quality of the portfolio.

	Loan-to-value ratio
	March 31, 2013			December 31, 2012
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$13,177	$2,336	$3,085	$13,570	$2,572	$3,604

(41)

By contrast, the credit quality of the owner occupied/credit tenant portfolio is primarily influenced by the strength of the borrower’s general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio. As of March 31, 2013, the internal risk rating of A, B and C for our owner occupied/credit tenant portfolio approximated $697 million, $228 million and $210 million, respectively, as compared to the December 31, 2012, ratings of $956 million, $25 million and $219 million, respectively.

Within Real Estate-Debt, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. A substantial majority of the Real Estate-Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and the majority of our owner occupied/credit tenant financing receivables included in Category C are impaired loans which are subject to the specific reserve evaluation process described in Note 1 in our 2012 consolidated financial statements. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

CONSUMER

At March 31, 2013, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 54 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 65% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 35% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

	Financing receivables
	March 31,	December 31,
(In millions)	2013	2012

Non-U.S. residential mortgages	$31,689	$33,451
Non-U.S. installment and revolving credit	18,050	18,546
U.S. installment and revolving credit	48,523	50,853
Non-U.S. auto	3,937	4,260
Other	7,559	8,070
Total Consumer financing receivables, before allowance for losses	$109,758	$115,180

Non-impaired financing receivables	$106,556	$111,960
General reserves	3,399	2,950

Impaired loans	3,202	3,220
Specific reserves	702	674

(42)

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

	March 31, 2013		December 31, 2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	11.2%	7.6%	12.0%	7.5%
Non-U.S. installment and revolving credit	4.1	1.2	3.9	1.1
U.S. installment and revolving credit	4.2	1.9	4.6	2.0
Non-U.S. auto	3.2	0.5	3.1	0.5
Other	2.9	1.7	2.8	1.7
Total	6.1	3.4	6.5	3.4

(a)
Included $18 million and $24 million of loans at March 31, 2013 and December 31, 2012, respectively, which are over 90 days past due and accruing interest, mainly representing accretion on loans acquired at a discount.

Nonaccrual Financing Receivables
The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2013	2012	2013	2012

Non-U.S. residential mortgages	$2,489	$2,600	$2,452	$2,569
Non-U.S. installment and revolving credit	231	224	231	224
U.S. installment and revolving credit	931	1,026	931	1,026
Non-U.S. auto	23	24	23	24
Other	398	427	342	351
Total	$4,072	$4,301	$3,979	$4,194

Allowance for losses percentage	100.7%	84.3%	103.1%	86.4%

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $3,202 million (with an unpaid principal balance of $3,262 million) and comprised $92 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $3,110 million with a specific allowance of $702 million at March 31, 2013. The impaired loans with a specific allowance included $314 million with a specific allowance of $75 million in our Consumer–Other portfolio and $2,796 million with a specific allowance of $627 million across the remaining Consumer business and had an unpaid principal balance and average investment of $3,139 million and $3,112 million, respectively, at March 31, 2013. We recognized $58 million, $169 million and $43 million of interest income, including $1 million, $5 million and $4 million on a cash basis, for the three months ended March 31, 2013, the year ended December 31, 2012 and the three months ended March 31, 2012, respectively, principally in our Consumer-U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the three months ended March 31, 2013 and the year ended December 31, 2012 was $3,211 million and $3,056 million, respectively.

(43)

Impaired loans classified as TDRs in our Consumer business were $3,053 million and $3,053 million at March 31, 2013 and December 31, 2012, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the three months ended March 31, 2013, we modified $400 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $234 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $166 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $1,653 million and $2,073 million of modifications classified as TDRs in the twelve months ended March 31, 2013 and 2012, respectively, $100 million and $168 million have subsequently experienced a payment default in the three months ended March 31, 2013 and 2012, respectively.

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

	Loan-to-value ratio
	March 31, 2013			December 31, 2012
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$17,722	$5,343	$8,624	$18,613	$5,739	$9,099

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 82% and 56%, respectively. We have third-party mortgage insurance for about 30% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at March 31, 2013. Such loans were primarily originated in Poland, France and the U.K.

Installment and Revolving Credit

For our unsecured lending products, including the non-U.S. and U.S. installment and revolving credit and non-U.S. auto portfolios, we assess overall credit quality using internal and external credit scores. Our internal credit scores imply a probability of default, which we consistently translate into three approximate credit bureau equivalent credit score categories, including (a) 681 or higher, which are considered the strongest credits; (b) 615 to 680, considered moderate credit risk; and (c) 614 or less, which are considered weaker credits.

	Internal ratings translated to approximate credit bureau equivalent score
	March 31, 2013			December 31, 2012
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S. installment and
revolving credit	$10,393	$4,247	$3,410	$10,493	$4,496	$3,557
U.S. installment and
revolving credit	31,132	9,638	7,753	33,204	9,753	7,896
Non-U.S. auto	2,947	588	402	3,141	666	453

(44)

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at March 31, 2013, 97% relate to installment and revolving credit accounts. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At March 31, 2013, Consumer – Other financing receivables of $6,398 million, $438 million and $723 million were rated A, B, and C, respectively. At December 31, 2012, Consumer – Other financing receivables of $6,873 million, $451 million and $746 million were rated A, B, and C, respectively.

13. VARIABLE INTEREST ENTITIES

We use variable interest entities primarily to securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in 2013 or 2012.

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

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIEs economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of GICs. The GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. The outstanding GICs are subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things, and are reported in investment contracts, insurance liabilities and insurance annuity benefits.

(45)

•
Consolidated Securitization Entities (CSEs) comprise primarily our previously unconsolidated QSPEs that were consolidated on January 1, 2010 in connection with our adoption of ASU 2009-16 & 17. These entities were created to facilitate securitization of financial assets and other forms of asset-backed financing, which serve as an alternative funding source by providing access to variable funding notes and term markets. The securitization transactions executed with these entities are similar to those used by many financial institutions and substantially all are non-recourse. We provide servicing for substantially all of the assets in these entities.

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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease light industrial equipment of $1,525 million of assets and $865 million of liabilities; (2) other entities that are involved in power generating and leasing activities of $874 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE of $1,198 million of assets and $556 million of liabilities.

(46)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

			Consolidated Securitization Entities

			Credit				Trade
(In millions)	Trinity	(a)	cards	(b)	Equipment	(b)	receivables	Other	Total

March 31, 2013
Assets(c)
Financing receivables, net	$–		$23,076		$13,440		$2,256	$1,973	$40,745
Investment securities	3,450		–		–		–	1,044	4,494
Other assets	133		28		375		24	2,058	2,618
Total	$3,583		$23,104		$13,815		$2,280	$5,075	$47,857

Liabilities(c)
Borrowings	$–		$–		$–		$–	$733	$733
Non-recourse borrowings	–		16,723		10,495		1,916	53	29,187
Other liabilities	1,593		191		51		–	1,430	3,265
Total	$1,593		$16,914		$10,546		$1,916	$2,216	$33,185

December 31, 2012
Assets(c)
Financing receivables, net	$–		$24,169		$12,456		$2,339	$1,952	$40,916
Investment securities	3,435		–		–		–	1,051	4,486
Other assets	217		29		360		–	1,873	2,479
Total	$3,652		$24,198		$12,816		$2,339	$4,876	$47,881

Liabilities(c)
Borrowings	$–		$–		$–		$–	$707	$707
Non-recourse borrowings	–		17,208		9,811		2,050	54	29,123
Other liabilities	1,656		146		11		8	1,315	3,136
Total	$1,656		$17,354		$9,822		$2,058	$2,076	$32,966

(a)	Excludes intercompany advances from GECC to Trinity, which are eliminated in consolidation of $2,366 million and $2,441 million at March 31, 2013 and December 31, 2012, respectively.

(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At March 31, 2013 and December 31, 2012, the amounts of commingled cash owed to the CSEs were $6,018 million and $6,225 million, respectively, and the amounts owed to us by CSEs were $5,546 million and $6,143 million, respectively.

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

Revenues from services from our consolidated VIEs were $1,703 million and $1,580 million in the three months ended March 31, 2013 and 2012, respectively. Related expenses consisted primarily of provisions for losses of $414 million and $200 million in the three months ended March 31, 2013 and 2012, respectively, and interest of $89 million and $133 million in the three months ended March 31, 2013 and 2012, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.

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

(47)

Our largest exposure to any single unconsolidated VIE at March 31, 2013 is an investment in asset-backed securities issued by the Senior Secured Loan Program (“SSLP”), a fund, which invests in high-quality senior secured debt of various middle-market companies ($5,011 million). Other significant unconsolidated VIEs include investments in real estate entities ($2,572 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; exposures to joint ventures that purchase factored receivables ($2,232 million); and our direct and indirect investment in Penske Truck Leasing Co., L.P. (PTL) ($868 million). During the first quarter of 2013, PTL repaid all of its outstanding debt owed to GECC. The vast majority of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at March 31, 2013 and December 31, 2012 follow.

(In millions)	March 31, 2013	December 31, 2012

Other assets and investment
securities	$8,428	$10,386
Financing receivables – net	2,580	2,654
Total investments	11,008	13,040
Contractual obligations to fund
investments or guarantees	2,703	2,602
Revolving lines of credit	52	41
Total	$13,763	$15,683

In addition to the entities included in the table above, we also hold passive investments in RMBS, commercial mortgage-backed securities and asset-backed securities issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

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

Overview

Revenues in the first quarter of 2013 were $11.5 billion, a $0.2 billion (2%) increase from the first quarter of 2012. Revenues for the quarter increased as a result of higher gains, partially offset by organic revenue declines, primarily due to lower GE Capital Ending Net Investment (ENI) and higher impairments. Earnings were $1.9 billion, up from $1.8 billion in the first quarter of 2012.

(48)

Overall, acquisitions contributed an insignificant amount and $0.1 billion to total revenues in the first quarters of 2013 and 2012, respectively. Our earnings in both the first quarters of 2013 and 2012 included an insignificant amount from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of an insignificant amount and $0.2 billion in the first quarters of 2013 and 2012, respectively. The effects of dispositions on earnings were $0.1 billion and $0.2 billion in the first quarters of 2013 and 2012, respectively.

We have communicated our goal of reducing our ENI. To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have deep domain experience, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses that are underperforming or that are deemed to be non-strategic. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

While we are exiting non-core businesses, we are investing in our core businesses in markets where we believe that GECC has deep domain experience and is competitively advantaged. Accordingly, in the short-term, as we reduce our ENI through exiting non-core businesses, the overall level of our future net earnings may be reduced. However, over the long-term, we believe that this strategy will improve our long-term performance through higher returns as we will have a larger concentration of assets in our core businesses, as opposed to the underperforming or non-strategic assets we will be exiting; reduce liquidity risk as we pay down outstanding debt and diversify our sources of funding (with less reliance on the global commercial paper markets and an increase in alternative sources of funding such as deposits); and reduce capital requirements while strengthening capital ratios. Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section in our consolidated financial statements for the year ended December 31, 2012.

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

(49)

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

CLL

		Three months ended March 31,
(In millions)		2013	2012

Revenues		$3,507	$4,340

Segment profit		$398	$664

	March 31,	December 31,	March 31,
(In millions)	2013	2012	2012

Total assets	$175,757	$181,375	$188,820

		Three months ended March 31,
(In millions)		2013	2012

Revenues
Americas		$2,161	$2,774
Europe		792	852
Asia		558	598
Other		(4)	116

Segment profit
Americas		$267	$542
Europe		40	59
Asia		136	86
Other		(45)	(23)

	March 31,	December 31,	March 31,
(In millions)	2013	2012	2012

Total assets
Americas	$107,634	$108,895	$113,920
Europe	46,065	47,995	45,512
Asia	15,402	16,831	16,996
Other	6,656	7,654	12,392

CLL revenues decreased 19% and net earnings decreased 40% in the first quarter of 2013. Revenues decreased as a result of organic revenue declines ($0.5 billion), primarily due to lower ENI ($0.2 billion) and higher impairments ($0.3 billion). Net earnings decreased reflecting higher impairments ($0.2 billion) and core decreases ($0.1 billion).

(50)

Consumer

		Three months ended March 31,
(In millions)		2013	2012

Revenues		$3,891	$3,877

Segment profit		$523	$829

	March 31,	December 31,	March 31,
(In millions)	2013	2012	2012

Total assets	$137,354	$138,997	$135,926

Consumer revenues were flat and net earnings decreased 37% in the first quarter of 2013. The decrease in net earnings resulted primarily from core decreases ($0.3 billion), which included higher provisions for losses on financial receivables ($0.4 billion) reflecting the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period and projected net write-offs over the next twelve months in our installment and revolving credit portfolios.

Real Estate

		Three months ended March 31,
(In millions)		2013	2012

Revenues		$1,657	$836

Segment profit		$690	$56

	March 31,	December 31,	March 31,
(In millions)	2013	2012	2012

Total assets	$42,760	$46,247	$59,204

Real Estate revenues increased 98% and net earnings were favorable in the first quarter of 2013. Revenues increased as a result of increases in net gains on property sales ($1.0 billion) mainly due to the sale of real estate comprising certain floors located at 30 Rockefeller Center, New York, partially offset by organic revenue declines ($0.1 billion), primarily due to lower ENI ($0.2 billion). Real Estate net earnings increased as a result of core increases ($0.6 billion) including net gains on property sales ($0.6 billion) mainly due to the sale of real estate comprising certain floors located at 30 Rockefeller Center, New York and higher tax benefits ($0.1 billion), partially offset by higher impairments ($0.1 billion) mainly due to the strategic decision to exit certain equity platforms. Depreciation expense on real estate equity investments totaled $0.2 billion in both the first quarters of 2013 and 2012.

(51)

Energy Financial Services

		Three months ended March 31,
(In millions)		2013	2012

Revenues		$343	$239

Segment profit		$83	$71

	March 31,	December 31,	March 31,
(In millions)	2013	2012	2012

Total assets	$18,627	$19,185	$19,303

Energy Financial Services revenues increased 44% and net earnings increased 17% in the first quarter of 2013. Revenues were increased $0.1 billion as a result of dispositions. Revenues also increased primarily as a result of organic revenue growth ($0.1 billion), including the consolidation of an entity involved in power generating activities. The increase in net earnings resulted primarily from dispositions, partially offset by lower gains and core decreases.

GECAS

		Three months ended March 31,
(In millions)		2013	2012

Revenues		$1,379	$1,331

Segment profit		$348	$318

	March 31,	December 31,	March 31,
(In millions)	2013	2012	2012

Total assets	$48,884	$49,420	$48,720

GECAS revenues increased 4% and net earnings increased 9% in the first quarter of 2013. Revenues increased as a result of organic revenue growth and lower impairments. The increase in net earnings resulted primarily from core increases and lower impairments.

(52)

Corporate Items and Eliminations

Corporate items and eliminations include an insignificant amount of Treasury operation expense in the first quarter of 2013 and $0.1 billion in the first quarter of 2012. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

Corporate items and eliminations include adjustments in the first quarters of 2013 and 2012 to bring our three month tax rates in line with the projected full year tax.

Certain amounts included in corporate items and eliminations are not allocated to the five operating businesses within the GE Capital segment because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included an insignificant amount in the first quarters ended March 31, 2013 and 2012, primarily related to restructuring and other charges.

Income Taxes

Our provision for income taxes was an expense of $0.1 billion in the first quarter of 2013 (an effective tax rate of 4.1%), compared with $0.2 billion expense in the first quarter of 2012 (an effective tax rate of 10.8%). The decrease in tax expense is attributable to increased benefits from low-taxed global operations attributable to tax benefits related to the extension of the U.S. tax provision deferring tax on active financial services income.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted and the law extended several provisions, including a two year extension of the U.S. tax provision deferring tax on active financial services income retroactive to January 1, 2012. Under accounting rules, a tax law change is taken into account in calculating the income tax provision in the period enacted. Because the extension was enacted into law in 2013, tax expense for the first quarter of 2013 reflects retroactive extension of the previously expired provisions.

Our effective income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a tax benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate largely because GECC funds the majority of its non-U.S. operations through foreign companies that are subject to low foreign taxes and because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate. The most significant portion of these benefits depends on the provision of U.S. law deferring the tax on active financial services income, which, as discussed below, is subject to expiration. A substantial portion of the remaining benefit related to business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate is derived from our GECAS aircraft leasing operations located in Ireland. No other operation in any one country accounts for a material portion of the remaining balance of the benefit.

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including the expiration of the U.S. tax law provision deferring tax on active financial services income, as discussed in Note 10 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (2012 consolidated financial statements). If this provision is not extended, our tax rate will increase significantly after 2014. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer intend to indefinitely reinvest foreign earnings.

(53)

Discontinued Operations

	Three months ended March 31,
(In millions)	2013	2012

Earnings (loss) from discontinued operations,
net of taxes	$(109)	$(197)

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our Consumer mortgage lending business in Ireland (Consumer Ireland) and our CLL trailer services business in Europe (CLL Trailer Services). Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, in the three months ended March 31, 2013 primarily reflected a $0.1 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

Loss from discontinued operations, net of taxes, in the three months ended March 31, 2012 primarily reflected a $0.2 billion after-tax loss (which includes a $0.1 billion loss on disposal) related to Consumer Ireland.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position for the three months ended March 31, 2013 resulted from the following:

•	Repayments exceeded new issuances of total borrowings by $10.5 billion and collections (which includes sales) on financing receivables exceeded originations by $6.3 billion.

•	The U.S. dollar was stronger for most major currencies at March 31, 2013 than at December 31, 2012, decreasing the translated levels of our non-U.S. dollar assets and liabilities.

Our assets were $529.5 billion at March 31, 2013, a $9.8 billion decrease from December 31, 2012, and primarily reflect a reduction of net financing receivables of $10.6 billion and a decrease in other assets of $4.2 billion, partially offset by an increase in cash and equivalents of $5.8 billion, primarily due to the acquisition of the deposit business of MetLife Bank, N.A.

Our liabilities decreased $11.7 billion from December 31, 2012 to $445.0 billion at March 31, 2013, and primarily reflect a $14.7 billion net reduction in borrowings, primarily in short-term borrowings and commercial paper, which is consistent with our overall reduction in assets, partially offset by higher deposits at our banks of $3.0 billion. Deposits increased primarily due to the acquisition of the deposit business of MetLife Bank, N.A., partially offset by a reduction in deposits at our other banks.

Cash Flows

Our cash and equivalents were $67.7 billion at March 31, 2013, compared with $76.2 billion at March 31, 2012. Our cash from operating activities totaled $3.2 billion for the three months ended March 31, 2013, compared with cash from operating activities of $4.7 billion for the same period of 2012.

Cash from investing activities was $17.2 billion during the three months ended March 31, 2013. Consistent with our plan to reduce GECC asset levels, cash from investing activities for the period was driven by collections (which includes sales) exceeding originations of financing receivables of $6.3 billion, sale of real estate properties of $2.2 billion and $1.6 billion related to net loan repayments from our equity method investments. Additionally, cash from investing activities increased by $6.4 billion as a result of net cash provided by the acquisition of the deposit business of MetLife Bank, N.A.

(54)

GECC cash used for financing activities for the three months ended March 31, 2013 of $13.9 billion related primarily to a $10.5 billion reduction in total borrowings, consisting primarily of reductions in short-term borrowings and commercial paper, and a $3.3 billion reduction in deposits at our banks.

Fair Value Measurements

See Note 1 in our 2012 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 10 to the condensed, consolidated financial statements.

At March 31, 2013, the aggregate amount of assets that are measured at fair value through earnings totaled $6.2 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, investment securities at our treasury operations and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities decreased to $48.3 billion at March 31, 2013 from $48.4 billion at December 31, 2012, primarily due to the impact of higher interest rates. Of the amount at March 31, 2013, we held debt securities with an estimated fair value of $47.6 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $26.4 billion, $5.6 billion, $2.2 billion and $3.1 billion, respectively. Net unrealized gains on debt securities were $4.8 billion at both March 31, 2013 and December 31, 2012. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.2 billion, $0.1 billion, $0.1 billion and $0.1 billion, respectively, at March 31, 2013, as compared with $0.4 billion, $0.1 billion, $0.1 billion and $0.1 billion, respectively, at December 31, 2012.

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

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS are in a senior position in the capital structure of the deals and more than 70% are agency bonds or insured by Monoline insurers (Monolines) (on which we continue to place reliance). Of our total RMBS portfolio at both March 31, 2013 and December 31, 2012, approximately $0.5 billion relates to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of this exposure is related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

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

(55)

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

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At March 31, 2013, our investment securities insured by Monolines on which we continue to place reliance were $1.4 billion, including $0.2 billion of our $0.5 billion investment in subprime RMBS. At March 31, 2013, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.2 billion.

Total pre-tax, other-than-temporary impairment losses during the three months ended March 31, 2013 were $0.3 billion, which was recognized in earnings and primarily relates to credit losses on corporate debt securities.

Total pre-tax, other-than-temporary impairment losses during the three months ended March 31, 2012 were an insignificant amount which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities and other-than-temporary losses on equity securities.

At March 31, 2013 and December 31, 2012, unrealized losses on investment securities totaled $0.5 billion and $0.8 billion, respectively, including $0.5 billion and $0.8 billion, respectively, aged 12 months or longer. Of the amount aged 12 months or longer at March 31, 2013, more than 71% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.2 billion and $0.2 billion related to structured securities (mortgage-backed and asset-backed) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at March 31, 2013, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. For additional information, see Note 3 to the condensed, consolidated financial statements.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the finance receivables portfolio follows.

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

(56)

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

(57)

	Financing receivables		Nonearning receivables		Allowance for losses
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions)	2013	2012	2013	2012	2013	2012

Commercial
CLL
Americas	$72,318	$72,517	$1,401	$1,333	$490	$490
Europe	35,435	37,035	1,122	1,299	411	445
Asia	10,158	11,401	170	193	72	80
Other	534	605	9	52	3	6
Total CLL	118,445	121,558	2,702	2,877	976	1,021

Energy
Financial
Services	4,734	4,851	–	–	8	9

GECAS	10,557	10,915	–	–	7	8

Other	456	486	13	13	2	3

Total Commercial	134,192	137,810	2,715	2,890	993	1,041

Real Estate	19,733	20,946	456	444	265	320

Consumer
Non-U.S.
residential
mortgages(a)	31,689	33,451	2,452	2,569	477	480
Non-U.S.
installment
and revolving
credit	18,050	18,546	231	224	712	623
U.S. installment
and revolving
credit	48,523	50,853	931	1,026	2,665	2,282
Non-U.S. auto	3,937	4,260	23	24	66	67
Other	7,559	8,070	342	351	181	172
Total Consumer	109,758	115,180	3,979	4,194	4,101	3,624
Total	$263,683	$273,936	$7,150	$7,528	$5,359	$4,985

(a)
Included financing receivables of $11,460 million and $12,221 million, nonearning receivables of $975 million and $1,036 million and allowance for losses of $156 million and $142 million at March 31, 2013 and December 31, 2012, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%). At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, about 85% are in our U.K. and France portfolios, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 90% and 65%, respectively. At March 31, 2013, 11% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

The portfolio of financing receivables, before allowance for losses, was $263.7 billion at March 31, 2013, and $273.9 billion at December 31, 2012. Financing receivables, before allowance for losses, decreased $10.2 billion from December 31, 2012, primarily as a result of collections (which includes sales) exceeding originations ($6.3 billion) and the stronger U.S. dollar ($3.2 billion).

Related nonearning receivables totaled $7.1 billion (2.7% of outstanding receivables) at March 31, 2013, compared with $7.5 billion (2.7% of outstanding receivables) at December 31, 2012. Nonearning receivables decreased from December 31, 2012, primarily due to write-offs and payoffs at CLL, improved entry rates and collections in our U.S. installment and revolving portfolio and the effects of currency exchange.

The allowance for losses at March 31, 2013 totaled $5.4 billion compared with $5.0 billion at December 31, 2012, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses increased $0.4 billion from December 31, 2012, primarily because provisions were higher than write-offs, net of recoveries by $0.5 billion, which is attributable to an increase in provisions in our Consumer installment and revolving portfolios. The allowance for losses as a percent of total financing receivables increased from 1.8% at December 31, 2012 to 2.0% at March 31, 2013 primarily due to an increase in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(58)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables		nonearning financing receivables		total financing receivables
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012
Commercial
CLL
Americas	1.9%	1.8%	35.0%	36.8%	0.7%	0.7%
Europe	3.2	3.5	36.6	34.3	1.2	1.2
Asia	1.7	1.7	42.4	41.5	0.7	0.7
Other	1.7	8.6	33.3	11.5	0.6	1.0
Total CLL	2.3	2.4	36.1	35.5	0.8	0.8

Energy Financial Services	–	–	–	–	0.2	0.2

GECAS	–	–	–	–	0.1	0.1

Other	2.9	2.7	15.4	23.1	0.4	0.6

Total Commercial	2.0	2.1	36.6	36.0	0.7	0.8

Real Estate	2.3	2.1	58.1	72.1	1.3	1.5

Consumer
Non-U.S.
residential mortgages(a)	7.7	7.7	19.5	18.7	1.5	1.4
Non-U.S.
installment and
revolving credit	1.3	1.2	308.2	278.1	3.9	3.4
U.S. installment and
revolving credit	1.9	2.0	286.3	222.4	5.5	4.5
Non-U.S. auto	0.6	0.6	287.0	279.2	1.7	1.6
Other	4.5	4.3	52.9	49.0	2.4	2.1

Total Consumer	3.6	3.6	103.1	86.4	3.7	3.1

Total	2.7	2.7	75.0	66.2	2.0	1.8

(a)
Included nonearning financing receivables as a percent of financing receivables of 8.5% and 8.5%, allowance for losses as a percent of nonearning receivables of 16.0% and 13.7% and allowance for losses as a percent of total financing receivables of 1.4% and 1.2% at March 31, 2013 and December 31, 2012, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%). Compared to the overall Non-U.S. residential mortgage loan portfolio, the ratio of allowance for losses as a percent of financing receivables and ratio of allowance for losses as a percent of nonearning financing receivables for these loans are lower, driven primarily by the higher mix of such products in the U.K. and France portfolios and as a result of the better performance and collateral realization experience in these markets.

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $1.4 billion represented 19.6% of total nonearning receivables at March 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables decreased from 36.8% at December 31, 2012, to 35.0% at March 31, 2013, reflecting an increase in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables increased from 1.8% at December 31, 2012, to 1.9% at March 31, 2013, primarily due to increased nonearning exposures in our healthcare and Latin America portfolios, partially offset by improvements in our industrial materials and consumer-facing portfolios. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

(59)

CLL – Europe. Nonearning receivables of $1.1 billion represented 15.7% of total nonearning receivables at March 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 34.3% at December 31, 2012, to 36.6% at March 31, 2013, reflecting a decrease in nonearning receivables as a result of write-offs and payoffs in our Interbanca S.p.A and acquisition finance portfolios. The majority of our CLL – Europe nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 58.4% at December 31, 2012, to 67.1% at March 31, 2013, primarily due to a decrease in nonearning receivables as a result of write-offs and payoffs in our acquisition finance portfolio. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.5% at December 31, 2012, to 3.2% at March 31, 2013, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our Interbanca S.p.A. and acquisition finance businesses and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.2 billion represented 2.4% of total nonearning receivables at March 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 41.5% at December 31, 2012, to 42.4% at March 31, 2013, primarily due to restructuring activities and write-offs resulting in a reduction of nonearning receivables in our asset-based financing businesses in Japan. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft and assets in the auto industry.

Real Estate. Nonearning receivables of $0.5 billion represented 6.4% of total nonearning receivables at March 31, 2013. Nonearning receivables were flat relative to December 31, 2012, primarily driven by new European exposures, offset by the resolution of nonearning loans across all asset classes through payoffs, foreclosures and write-offs. The ratio of allowance for losses as a percent of nonearning receivables decreased from 72.1% to 58.1% reflecting the reduction in overall reserves due to improving market conditions. The ratio of allowance for losses as a percent of total financing receivables decreased from 1.5% at December 31, 2012, to 1.3% at March 31, 2013, driven primarily by write-offs and the reduction in overall reserves due to improving market conditions.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At March 31, 2013, total Real Estate financing receivables of $19.7 billion were primarily collateralized by office buildings ($4.7 billion), apartment buildings ($3.1 billion), hotel properties ($3.1 billion), warehouse ($2.8 billion) and retail facilities ($2.7 billion). In the first three months of 2013, commercial real estate markets continued to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.1 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At March 31, 2013, we had 113 foreclosed commercial real estate properties totaling $0.9 billion.

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $2.5 billion represented 34.3% of total nonearning receivables at March 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 18.7% at December 31, 2012 to 19.5% at March 31, 2013, due to lower nonearning receivables and allowance for losses attributable to the effects of currency exchange, partially offset by an increase in the allowance for losses primarily in our U.K. portfolio. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 76% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 82% and 56%, respectively. About 6% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At March 31, 2013, we had in repossession stock 504 houses in the U.K., which had a value of approximately $0.1 billion.

(60)

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.2 billion represented 3.2% of total nonearning receivables at March 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 278.1% at December 31, 2012 to 308.2% at March 31, 2013, reflecting an increase in the allowance for losses primarily due to the approach described below.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.9 billion represented 13.0% of total nonearning receivables at March 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 222.4% at December 31, 2012 to 286.3% at March 31, 2013 reflecting an increase in the allowance for losses primarily due to the approach described below. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.0% at December 31, 2012 to 1.9% at March 31, 2013 primarily due to improved delinquency rates.

In the first quarter of 2013, we completed our implementation of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period in our consumer revolving credit portfolios, which resulted in an increase to the incurred loss period and included a qualitative assessment of the adequacy of the consumer revolving credit portfolios’ allowance for losses, which compares this allowance for losses to projected net write-offs over the next twelve months, in a manner consistent with regulatory guidance. This resulted in an increase of $0.6 billion to the allowance for losses on financing receivables ($0.3 billion, after tax), the vast majority of which was attributable to our U.S. consumer revolving credit portfolios.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $12.4 billion nonaccrual loans at March 31, 2013, $7.0 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
(In millions)	receivables	receivables

March 31, 2013

Commercial
CLL	$3,886	$2,702
Energy Financial Services	–	–
GECAS	–	–
Other	14	13
Total Commercial	3,900	2,715

Real Estate	4,417	456

Consumer	4,072	3,979
Total	$12,389	$7,150

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

(61)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	March 31,	December 31,
	2013	2012
Loans requiring allowance for losses
Commercial(a)	$1,259	$1,372
Real Estate	2,069	2,202
Consumer	3,110	3,115
Total loans requiring allowance for losses	6,438	6,689

Loans expected to be fully recoverable
Commercial(a)	3,588	3,697
Real Estate	3,186	3,491
Consumer	92	105
Total loans expected to be fully recoverable	6,866	7,293
Total impaired loans	$13,304	$13,982

Allowance for losses (specific reserves)
Commercial(a)	$430	$487
Real Estate	158	188
Consumer	702	674
Total allowance for losses (specific reserves)	$1,290	$1,349

Average investment during the period	$13,643	$16,269
Interest income earned while impaired(b)	168	751

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)	Recognized principally on an accrual basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

Of our $5.3 billion impaired loans at Real Estate at March 31, 2013, $4.8 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at March 31, 2013 and December 31, 2012, classified by the method used to measure impairment was as follows.

	March 31,	December 31,
(In millions)	2013	2012

Method used to measure impairment
Discounted cash flow	$6,440	$6,704
Collateral value	6,864	7,278
Total	$13,304	$13,982

See Note 1 in our 2012 consolidated financial statements for further information on our valuation processes.

(62)

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At March 31, 2013, TDRs included in impaired loans were $11.6 billion, primarily relating to Real Estate ($4.8 billion), CLL ($3.7 billion) and Consumer ($3.1 billion).

Real Estate TDRs decreased from $5.1 billion at December 31, 2012 to $4.8 billion at March 31, 2013, primarily driven by resolution of TDRs through paydowns and the effects of currency exchange, partially offset by extensions of loans scheduled to mature during 2013, some of which were classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the three months ended March 31, 2013, we modified $0.3 billion of loans classified as TDRs. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $3.6 billion and $3.1 billion of modifications classified as TDRs in the twelve months ended March 31, 2013 and 2012, respectively, $0.2 billion and $0.2 billion have subsequently experienced a payment default in the three months ended March 31, 2013 and 2012, respectively.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.1 billion at March 31, 2013 and $0.2 billion at December 31, 2012, and were 3.0% and 3.1%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the three months ended March 31, 2013, we provided short-term modifications of less than $0.1 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $0.4 billion of Consumer loans for the three months ended March 31, 2013, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 12 to the condensed, consolidated financial statements.

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 12 to the condensed, consolidated financial statements.

(63)

GECC Selected European Exposures

At March 31, 2013, we had $84.2 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 86% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (“focus countries”), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at March 31, 2013.

							Rest of	Total
March 31, 2013 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
before allowance
for losses on
financing receivables	$1,736	$435	$282	$6,625	$2	$2,887	$73,789	$85,756

Allowance for losses on
financing receivables	(101)	(19)	(7)	(247)	-	(105)	(1,110)	(1,589)

Financing receivables,
net of allowance
for losses on	1,635	416	275	6,378	2	2,782	72,679	84,167
financing receivables(a)(b)

Investments(c)(d)	119	-	-	450	-	118	1,839	2,526

Cost and equity method
investments(e)	391	9	396	65	33	7	651	1,552

Derivatives,
net of collateral(c)(f)	3	-	-	86	-	-	153	242

ELTO(g)	455	98	297	798	250	341	9,862	12,101

Real estate held for
investment(g)	785	-	-	408	-	-	5,739	6,932

Total funded exposures(h)	$3,388	$523	$968	$8,185	$285	$3,248	$90,923	$107,520

Unfunded commitments(i)	$17	$8	$138	$282	$4	$650	$8,528	$9,627

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $31.4 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 15% of these residential mortgage loans, substantially all of which were originated in the U.K., Poland and France.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $0.8 billion related to financial institutions, $0.3 billion related to non-financial institutions and $1.4 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.1 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

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

(h)
Excludes $31.0 billion of cash and equivalents, which is composed of $16.9 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.2 billion is in focus countries, and $14.1 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($11.5 billion) and sovereign bonds of non-focus countries ($2.6 billion), where the value of our collateral exceeds the amount of our cash exposure.

(i)	Includes ordinary course of business lending commitments, commercial and consumer unused revolving credit lines, inventory financing arrangements and investment commitments.

(64)

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

Other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $58.0 billion at March 31, 2013, a decrease of $4.2 billion, primarily related to the sale of certain held-for-sale real estate and aircraft ($1.4 billion), a decrease in our Penske investment ($1.2 billion) and the sale of certain real estate investments ($0.8 billion). During the three months ended March 31, 2013, we recognized less than $0.1 billion of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $17.1 billion and $20.7 billion at March 31, 2013 and December 31, 2012, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During the three months ended March 31, 2013, Real Estate recognized pre-tax impairments of $0.2 billion in its real estate held for investment, which were primarily driven by the strategic decision to exit certain equity platforms. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at March 31, 2013 had a carrying value of $1.7 billion and an associated estimated unrealized loss of $0.1 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. On March 19, 2013, in connection with GE’s sale of its remaining 49% interest in NBCUniversal LLC to Comcast Corporation, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York and the CNBC property located in Englewood Cliffs, New Jersey to affiliates of NBC Universal for $1.4 billion in cash.

D. Liquidity and Borrowings

We maintain a strong focus on liquidity. We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans are established within the context of our annual financial and strategic planning processes. Our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments. We also take into account our capital allocation and growth objectives, including paying dividends.

Our liquidity position is targeted to meet our obligations under both normal and stressed conditions. We establish a funding plan annually that is based on the projected asset size and cash needs of the business. We rely on a diversified source of funding, including the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund our balance sheet, in addition to cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases to fund our operating and interest expense costs.

Our 2013 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($44.3 billion at December 31, 2012), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $22 billion in the first quarter of 2013. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the first quarter of 2013, we earned interest income on financing receivables of $5.0 billion, which more than offset interest expense of $2.4 billion.

(65)

We maintain a detailed liquidity policy, which includes a requirement to maintain a contingency funding plan. The liquidity policy defines our liquidity risk tolerance under different stress scenarios based on our liquidity sources and also establishes procedures to escalate potential issues. We actively monitor our access to funding markets and our liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

We are a savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). The FRB has recently finalized a regulation that requires certain organizations it supervises to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this proposed regulation to GECC is not yet determined; however, the FRB has indicated that it expects to extend these requirements to large savings and loan holding companies through separate rulemaking or by order. While we are not yet subject to this regulation, our capital allocation planning is still subject to FRB review.

We undertake an annual review of our capital adequacy prior to establishing a plan for dividends to our parent.  This review is based on a forward-looking assessment of our material enterprise risks and involves the consideration of a number of factors, including the impact of our announced goal to further reduce our ENI, which would reduce regulatory capital requirements.  This analysis also includes an assessment of our capital and liquidity levels, as well as incorporating risk management and governance considerations.  The capital adequacy review was approved by the GECC board of directors and the GE Board of Directors Risk Committee in the first quarter of 2013.  While a savings and loan holding company like GECC is currently not required to obtain FRB approval to pay a dividend, it may not, under FRB regulations, conduct its operations in an unsafe or unsound manner.  The FRB has articulated factors that it expects boards of directors of bank holding companies and savings and loan holding companies to consider in determining whether to pay a dividend.

The FRB recently proposed regulations to revise and replace its current rules on capital adequacy and to extend capital regulations to savings and loan holding companies like GECC. Although the transition period for achieving compliance with the proposed regulations is unclear, we have considered the proposed capital regulations as part of our capital planning process. As expected, the U.S. Financial Stability Oversight Council (FSOC) recently notified us that we are under consideration for a proposed determination as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. While not final, such a determination would subject us to proposed enhanced supervisory standards.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

We maintain liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments and committed unused credit lines.

We have cash and equivalents of $67.7 billion at March 31, 2013, which is available to meet our needs.

In addition, we have a centrally-managed portfolio of high-quality, liquid investments with a fair value of $2.6 billion at March 31, 2013. This portfolio is used to manage liquidity and meet our operating needs under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

We have committed, unused credit lines totaling $48.0 billion that have been extended to us by 51 financial institutions at March 31, 2013. GECC can borrow up to $48.0 billion under all of these credit lines. GE can borrow up to $12.0 billion under certain of these credit lines. These lines include $29.4 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $18.6 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one to two years from the date of expiration of the lending agreement.

(66)

Cash and equivalents of $41.0 billion at March 31, 2013 are held by non-U.S. subsidiaries. Of this amount at quarter-end, $6.5 billion is indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans are required to be outstanding for less than 60 days during the year.

About $14 billion of cash and equivalents are in regulated banks and insurance entities and are subject to regulatory restrictions.

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

GE reduced its GE Capital ending net investment, excluding cash and equivalents, to $402 billion at March 31, 2013.

Through March 31, 2013, we completed issuances of $14.9 billion of senior unsecured debt, (excluding securitizations described below) with maturities up to 40 years (and subsequent to March 31, 2013, an additional $7.4 billion). Average commercial paper borrowings during the first quarter were $40.5 billion, and the maximum amount of commercial paper borrowings outstanding during the first quarter was $43.1 billion. Our commercial paper maturities are funded principally through new commercial paper issuances.

We securitize financial assets as an alternative source of funding. During 2013, we completed $2.9 billion of non-recourse issuances and had maturities of $2.5 billion. At March 31, 2013, non-recourse borrowings were $30.5 billion.

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

Total alternative funding at March 31, 2013 was $105 billion, composed mainly of $49 billion bank deposits, $30 billion of non-recourse securitization borrowings, $9 billion of funding secured by real estate, aircraft and other collateral and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2012 was $101 billion.

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where we have the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on our liquidity profile and other factors. In the first quarter of 2013, we settled $6.0 billion of callable debt, of which $4.1 billion was called in 2012. An additional $1.3 billion of debt was called during the first quarter of 2013 that will settle after March 31, 2013.

Income Maintenance Agreement

As set forth in Exhibit 12 hereto, GECC’s ratio of earnings to fixed charges was 1.81:1 during the three months ended March 31, 2013 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our consolidated financial statements for the year ended December 31, 2012.

(67)

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2013, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3. “Legal Proceedings” in our consolidated financial statements for the fiscal year ended December 31, 2012.

We sold WMC, our U.S. mortgage business, in 2007. WMC substantially discontinued all new loan originations in 2007, and was not a loan servicer. In connection with the sale, WMC retained certain representation and warranty obligations related to loans sold to third parties prior to the disposal of the business.

There are 16 lawsuits relating to pending mortgage loan repurchase claims in which WMC is a defendant. The adverse parties in these cases are trustees to private label residential mortgage-backed securitization trusts or parties claiming to act on their behalf. While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages.

Four WMC cases are pending in the United States District Court for the District of Connecticut. All of these cases were initiated in 2012. Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in three cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case. The Deutsche Bank complaints assert claims on approximately $2,700 million of mortgage loans and seek to recover damages on these loans in excess of approximately $1,300 million. The Law Debenture complaint asserts claims on approximately $1,000 million of mortgage loans, and seeks to recover damages on these loans in excess of approximately $425 million. GECC was initially named a defendant in each of the Connecticut cases and has been dismissed from all of those cases without prejudice.

Seven WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), of which four were initiated by WMC seeking declaratory judgment. Six of these cases were filed in 2012, and one was filed in 2011. The Minnesota cases involve claims on approximately $1,800 million of mortgage loans and do not specify the amount of damages plaintiffs seek to recover.

Two cases are pending in New York State Supreme Court. One case, in which the plaintiff is Seagull Point, LLC (Seagull Point), acting individually and purportedly on behalf of Morgan Stanley ABS Capital I as trustee, was initiated in the second quarter of 2013 and names as defendants WMC, Decision One Mortgage Company, LLC and Morgan Stanley Mortgage Capital Inc. Seagull Point claims aggregate loan losses and seeks related damages in excess of $476 million. One case, in which the plaintiff is The Bank of New York Mellon (BNY), was initiated in the fourth quarter 2012 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corp. and JPMorgan Chase Bank, N.A. GECC, which was initially named, is no longer a defendant. This case arises from the same securitization as one of the Minnesota cases. BNY asserts claims on approximately $1,900 million of mortgage loans, and seeks to recover damages in excess of $550 million.

One case, in which the plaintiff is BNY, is pending in the United States District Court for the Southern District of New York, and was filed in the third quarter 2012. BNY asserts claims on approximately $800 million of mortgage loans, and seeks to recover damages in excess of $278 million.

(68)

In the first quarter, two cases against WMC in the United States District Court for the Southern District of New York were voluntarily dismissed without prejudice by the Federal Housing Finance Agency (FHFA), which had filed the cases in the fourth quarter 2012. Deutsche Bank, in its role as securitization trustee of the trusts at issue in these cases, is objecting to one, and potentially both, of these dismissals on procedural grounds. The FHFA’s summonses with notice did not allege the amount of loans at issue in the cases or allege the amount of any damages.

The amounts of the mortgage loans at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Of the mortgage loans involved in these lawsuits, approximately $3,800 million were included in WMC’s pending claims at March 31, 2013. The claims relating to other mortgage loans not included in WMC’s pending claims consist of sampling-based claims in two cases on approximately $900 million of mortgage loans and, in seven cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $3,100 million of mortgage loans. See Note 2 to the condensed, consolidated financial statements in Part I, Item 1 “Financial Statements” of this Form 10-Q Report for additional information.

Item 6. Exhibits.

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

Exhibit 101
The following materials from General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months ended March 31, 2013 and 2012, (ii) Condensed Statement of Comprehensive Income for the  three months ended March 31, 2013 and 2012, (iii) Condensed Statement of Changes in Shareowners’ Equity for the three months ended March 31, 2013 and 2012, (iv) Condensed Statement of Financial Position at March 31, 2013 and December 31, 2012, (v) Condensed Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Condensed, Financial Statements.*

*
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

(69)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
May 7, 2013	/s/ Walter Ielusic
Date	Walter Ielusic Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(70)