Form 10-Q
period 2013-06-30
GENERAL ELECTRIC CAPITAL CORP
filed 2013-07-26
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
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

At July 26, 2013, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

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

(2)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Earnings
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Revenues
Revenues from services (a)	$11,082	$11,360	$22,869	$22,702
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(152)	(33)	(441)	(65)
Less: portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	19	1	30	1
Net other-than-temporary impairment on investment securities
recognized in earnings	(133)	(32)	(411)	(64)
Revenues from services (Note 9)	10,949	11,328	22,458	22,638
Sales of goods	31	26	57	56
Total revenues	10,980	11,354	22,515	22,694

Costs and expenses
Interest	2,405	2,979	4,805	6,164
Operating and administrative	3,136	3,031	6,355	5,876
Cost of goods sold	25	23	46	48
Investment contracts, insurance losses and insurance annuity benefits	728	702	1,417	1,473
Provision for losses on financing receivables	1,029	743	2,517	1,606
Depreciation and amortization	1,707	1,636	3,405	3,288
Total costs and expenses	9,030	9,114	18,545	18,455

Earnings from continuing operations before income taxes	1,950	2,240	3,970	4,239
Benefit (provision) for income taxes	(11)	(104)	(93)	(319)

Earnings from continuing operations	1,939	2,136	3,877	3,920
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(121)	(553)	(230)	(750)
Net earnings	1,818	1,583	3,647	3,170
Less: net earnings (loss) attributable to noncontrolling interests	17	14	28	26
Net earnings attributable to GECC	1,801	1,569	3,619	3,144
Preferred stock dividends declared	(135)	–	(135)	–
Net earnings attributable to GECC common shareowner	$1,666	$1,569	$3,484	$3,144

Amounts attributable to GECC
Earnings from continuing operations	$1,922	$2,122	$3,849	$3,894
Earnings (loss) from discontinued operations, net of taxes	(121)	(553)	(230)	(750)
Net earnings attributable to GECC	$1,801	$1,569	$3,619	$3,144

(a)	Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Net earnings	$1,818	$1,583	$3,647	$3,170
Less: net earnings (loss) attributable to noncontrolling interests	17	14	28	26
Net earnings attributable to GECC	$1,801	$1,569	$3,619	$3,144

Other comprehensive income (loss)
Investment securities	$(602)	$176	$(536)	$508
Currency translation adjustments	(1)	(408)	7	(274)
Cash flow hedges	194	40	286	112
Benefit plans	9	19	22	(5)
Other comprehensive income (loss)	(400)	(173)	(221)	341
Less: other comprehensive income (loss) attributable to
noncontrolling interests	(19)	(11)	(22)	(1)
Other comprehensive income (loss) attributable to GECC	$(381)	$(162)	$(199)	$342

Comprehensive income	$1,418	$1,410	$3,426	$3,511
Less: comprehensive income (loss) attributable to
noncontrolling interests	(2)	3	6	25
Comprehensive income attributable to GECC	$1,420	$1,407	$3,420	$3,486

Amounts presented net of taxes. See Note 8 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Changes in Shareowners’ Equity
(Unaudited)

	Six months ended June 30,
(In millions)	2013	2012

GECC shareowners' equity balance at January 1	$81,890	$77,110
Increases from net earnings attributable to GECC	3,619	3,144
Dividends and other transactions with shareowners	(2,082)	(3,000)
Other comprehensive income (loss) attributable to GECC	(199)	342
Changes in additional paid-in capital	983	2,231
Ending balance at June 30	84,211	79,827
Noncontrolling interests	550	759
Total equity balance at June 30	$84,761	$80,586

See Note 8 for further information about changes in shareowners’ equity.

See accompanying notes.

(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Financial Position

	June 30,	December 31,
(In millions, except share information)	2013	2012
	(Unaudited)
Assets
Cash and equivalents	$69,531	$61,942
Investment securities (Note 3)	43,661	48,439
Inventories	88	79
Financing receivables – net (Notes 4 and 12)	257,092	268,951
Other receivables	15,710	13,917
Property, plant and equipment, less accumulated amortization of $25,928
and $26,113	52,608	52,974
Goodwill (Note 5)	26,818	27,032
Other intangible assets – net (Note 5)	1,203	1,294
Other assets	52,382	62,201
Assets of businesses held for sale (Note 2)	165	211
Assets of discontinued operations (Note 2)	1,846	2,299
Total assets(a)	$521,104	$539,339

Liabilities and equity
Short-term borrowings (Note 6)	$76,770	$95,940
Accounts payable	7,093	6,259
Non-recourse borrowings of consolidated securitization entities (Note 6)	30,250	30,123
Bank deposits (Note 6)	48,597	46,461
Long-term borrowings (Note 6)	220,007	224,776
Investment contracts, insurance liabilities and insurance annuity benefits	27,615	28,696
Other liabilities	18,037	15,961
Deferred income taxes	5,588	5,988
Liabilities of businesses held for sale (Note 2)	7	157
Liabilities of discontinued operations (Note 2)	2,379	2,381
Total liabilities(a)	436,343	456,742

Preferred stock, $0.01 par value (750,000 shares authorized at both June 30, 2013
and December 31, 2012, and 50,000 and 40,000 shares issued and outstanding	–	–
at June 30, 2013 and December 31, 2012, respectively)
Common stock, $14 par value (4,166,000 shares authorized at
both June 30, 2013 and December 31, 2012 and 1,000 shares
issued and outstanding at both June 30, 2013 and December 31, 2012, respectively)	–	–
Accumulated other comprehensive income (loss) – net(b)
Investment securities	138	673
Currency translation adjustments	(102)	(131)
Cash flow hedges	(461)	(746)
Benefit plans	(714)	(736)
Additional paid-in capital	32,569	31,586
Retained earnings	52,781	51,244
Total GECC shareowners' equity	84,211	81,890
Noncontrolling interests(c)(Note 8)	550	707
Total equity	84,761	82,597
Total liabilities and equity	$521,104	$539,339

(a)
Our consolidated assets at June 30, 2013 include total assets of $46,939 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $40,048 million and investment securities of $4,334 million. Our consolidated liabilities at June 30, 2013 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GECC. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $28,600 million. See Note 13.

(b)	The sum of accumulated other comprehensive income (loss) attributable to GECC was $(1,139) million and $(940) million at June 30, 2013 and December 31, 2012, respectively.

(c)	Included accumulated other comprehensive income (loss) attributable to noncontrolling interests of $(151) million and $(129) million at June 30, 2013 and December 31, 2012, respectively.

See accompanying notes.

(5)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)

	Six months ended June 30,
(In millions)	2013	2012

Cash flows – operating activities
Net earnings	$3,647	$3,170
Less: net earnings (loss) attributable to noncontrolling interests	28	26
Net earnings attributable to GECC	3,619	3,144
(Earnings) loss from discontinued operations	230	750
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	3,405	3,288
Increase (decrease) in accounts payable	648	185
Provision for losses on financing receivables	2,517	1,606
All other operating activities	(1,642)	1,773
Cash from (used for) operating activities – continuing operations	8,777	10,746
Cash from (used for) operating activities – discontinued operations	(183)	33
Cash from (used for) operating activities	8,594	10,779

Cash flows – investing activities
Additions to property, plant and equipment	(5,481)	(5,505)
Dispositions of property, plant and equipment	2,560	2,717
Increase in loans to customers	(144,667)	(148,817)
Principal collections from customers – loans	151,373	154,149
Investment in equipment for financing leases	(4,165)	(4,349)
Principal collections from customers – financing leases	5,280	5,993
Net change in credit card receivables	(967)	(1,178)
Proceeds from principal business dispositions	753	88
Net cash from (payments for) principal businesses purchased	6,384	-
All other investing activities	12,257	3,857
Cash from (used for) investing activities – continuing operations	23,327	6,955
Cash from (used for) investing activities – discontinued operations	161	(41)
Cash from (used for) investing activities	23,488	6,914

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(6,815)	(621)
Net increase (decrease) in bank deposits	(4,506)	(890)
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	189	40
Long-term (longer than one year)	30,261	29,618
Repayments and other debt reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	(38,483)	(50,546)
Long-term (longer than one year)	(2,637)	(1,988)
Non-recourse, leveraged leases	(469)	(310)
Proceeds from issuance of preferred stock	990	2,227
Dividends paid to shareowners	(2,082)	(3,000)
All other financing activities	(305)	(2,354)
Cash from (used for) financing activities – continuing operations	(23,857)	(27,824)
Cash from (used for) financing activities – discontinued operations	15	-
Cash from (used for) financing activities	(23,842)	(27,824)

Effect of currency exchange rate changes on cash and equivalents	(658)	(327)

Increase (decrease) in cash and equivalents	7,582	(10,458)
Cash and equivalents at beginning of year	62,044	76,823
Cash and equivalents at June 30	69,626	66,365
Less: cash and equivalents of discontinued operations at June 30	95	112
Cash and equivalents of continuing operations at June 30	$69,531	$66,253

See accompanying notes.

(6)

General Electric Capital Corporation and consolidated affiliates
Summary of Operating Segments
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Revenues
CLL	$3,907	$4,038	$7,414	$8,378
Consumer	3,715	3,812	7,606	7,689
Real Estate	872	876	2,529	1,712
Energy Financial Services	303	446	646	685
GECAS	1,282	1,317	2,661	2,648
Total segment revenues	10,079	10,489	20,856	21,112
Corporate items and eliminations	901	865	1,659	1,582
Total revenues	$10,980	$11,354	$22,515	$22,694

Segment profit
CLL	$825	$628	$1,223	$1,292
Consumer	828	907	1,351	1,736
Real Estate	435	221	1,125	277
Energy Financial Services	60	122	143	193
GECAS	304	308	652	626
Total segment profit	2,452	2,186	4,494	4,124
Corporate items and eliminations	(530)	(64)	(645)	(230)
Earnings from continuing operations
attributable to GECC	1,922	2,122	3,849	3,894
Earnings (loss) from discontinued operations,
net of taxes, attributable to GECC	(121)	(553)	(230)	(750)
Total net earnings attributable to GECC	$1,801	$1,569	$3,619	$3,144

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

Summarized financial information for businesses held for sale is shown below.

	June 30,	December 31,
(In millions)	2013	2012

Assets
Cash and equivalents	$16	$74
Financing receivables – net	109	47
Property, plant and equipment – net	–	31
All other	40	59
Assets of businesses held for sale	$165	$211

Liabilities
Short-term borrowings	$–	$138
All other	7	19
Liabilities of businesses held for sale	$7	$157

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

(9)

Summarized financial information for discontinued operations is shown below.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Operations
Total revenues (loss)	$43	$(245)	$30	$(144)

Earnings (loss) from discontinued operations before income taxes	$(30)	$(382)	$(158)	$(448)
Benefit (provision) for income taxes	21	123	142	157
Earnings (loss) from discontinued operations, net of taxes	$(9)	$(259)	$(16)	$(291)

Disposal
Gain (loss) on disposal before income taxes	$(95)	$(308)	$(282)	$(502)
Benefit (provision) for income taxes	(17)	14	68	43
Gain (loss) on disposal, net of taxes	$(112)	$(294)	$(214)	$(459)

Earnings (loss) from discontinued operations, net of taxes	$(121)	$(553)	$(230)	$(750)

	June 30,	December 31,
(In millions)	2013	2012

Assets
Cash and equivalents	$95	$102
Property, plant and equipment – net	511	699
All other	1,240	1,498
Assets of discontinued operations	$1,846	$2,299

Liabilities
Deferred income taxes	$337	$374
All other	2,042	2,007
Liabilities of discontinued operations	$2,379	$2,381

Assets at June 30, 2013 and December 31, 2012 primarily comprised cash, property, plant and equipment - net and a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

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

Overall, excess interest refund claims experience has been difficult to predict and subject to several adverse factors, including the challenging global economic conditions over the last few years, the financial status of other Japanese personal lenders (including the 2010 bankruptcy of a large independent personal loan company), substantial ongoing legal advertising, and consumer behavior. Our reserves declined from $700 million at December 31, 2012 to $557 million at June 30, 2013, as claim payments and the effects of a strengthening U.S. dollar against the Japanese yen were partially offset by an increase to reserves of $126 million. In determining reserve levels, we consider analyses of recent and historical claims experience, as well as pending and estimated future refund requests, adjusted for the estimated percentage of customers who present valid requests and associated estimated payments. We determined our reserve assuming the pace of incoming claims will decelerate, that average exposure per claim remains consistent with recent experience, and that we continue to see the impact of loss mitigation efforts. Since our disposition of the business, incoming claims have continued to decline, however, it is highly variable and difficult to predict the pace and pattern of that decline and such assumptions have a significant effect on the total amount of our liability. Holding all other assumptions constant, an adverse change of 20% and 50% in assumed incoming daily claim rate reduction (resulting in an extension of the claim period and higher incoming claims), would result in an increase to our reserve of approximately $75 million and $400 million, respectively. We continue to closely monitor and evaluate claims activity.

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

GE Money Japan earnings (loss) from discontinued operations, net of taxes, were $(65) million and $(327) million in the three months ended June 30, 2013 and 2012, respectively, and $(116) million and $(354) million in the six months ended June 30, 2013 and 2012, respectively.

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

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $6,335 million at June 30, 2013, $5,357 million at December 31, 2012 and $705 million at December 31, 2011. Pending claims represent those active repurchase claims that identify the specific loans tendered for repurchase and, for each loan, the alleged breach of a representation or warranty. As such, they do not include unspecified repurchase claims, such as the Litigation Claims discussed below, or claims relating to breaches of representations that were made more than six years before WMC was notified of the claim. WMC believes that these repurchase claims do not meet the substantive and procedural requirements for tender under the governing agreements, would be barred from being enforced in legal proceedings under applicable statutes of limitations or are otherwise invalid. The amounts reported in pending claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Historically, a small percentage of the total loans WMC originated and sold have been treated as “validly tendered,” meaning there was a breach of a representation and warranty that materially and adversely affects the value of the loan, and the demanding party met all other procedural and substantive requirements for repurchase.

Reserves related to WMC pending and estimated future loan repurchase claims were $787 million at June 30, 2013, reflecting an increase to reserves in the six months ended June 30, 2013 of $154 million due to incremental claim activity and updates to WMC’s estimate of future losses. The amount of these reserves is based upon pending and estimated future loan repurchase requests and WMC’s historical loss experience and evaluation of claim activity on loans tendered for repurchase.

The following table provides a roll forward of the reserve and pending repurchase claims.

	Reserve			Pending claims
(In millions)	Three months ended June 30, 2013	Six months ended June 30, 2013	(In millions)	Three months ended June 30, 2013	Six months ended June 30, 2013
Reserve, beginning of period	$740	$633	Pending claims, beginning of period	$6,210	$5,357
Provision	47	154	New claims	125	978
Claim resolutions	–	–	Claim resolutions	–	–
Reserve, end of period	$787	$787	Pending claims, end of period	$6,335	$6,335

Given the significant recent activity in pending claims and related litigation filed in connection with such claims, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve for pending and estimated future loan repurchase claims may result in an increase to these reserves. For example, a 50% increase in the estimate of future loan repurchase requests and a 100% increase in the estimated loss rate on loans tendered, would result in an increase to the reserves of approximately $750 million.

(11)

There are 15 lawsuits involving pending repurchase claims on loans included in 14 securitizations. WMC initiated three of the cases as the plaintiff; in the other cases WMC is a defendant. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. In 11 of these lawsuits, the adverse parties seek relief for mortgage loans beyond those included in WMC’s previously discussed pending claims at June 30, 2013 (Litigation Claims). These Litigation Claims consist of sampling-based claims in two cases on approximately $900 million of mortgage loans and, in the other nine cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $5,700 million of mortgage loans. These claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. As noted above, WMC believes that the Litigation Claims are disallowed by the governing agreements and applicable law. As a result, WMC has not included the Litigation Claims in its pending claims or in its estimates of future loan repurchase requests and holds no related reserve as of June 30, 2013.

At this point, WMC is unable to develop a meaningful estimate of reasonably possible loss in connection with the Litigation Claims described above due to a number of factors, including the extent to which courts will agree with the theories supporting the Litigation Claims. Specifically, while several courts in cases not involving WMC have supported some of those theories, other courts have rejected them. In addition, WMC lacks experience resolving such claims, and there are few public industry settlements that may serve as benchmarks to estimate a reasonably possible loss. An adverse court decision on any of the theories supporting the Litigation Claims could increase WMC’s exposure in some or all of the 15 lawsuits and result in additional claims and lawsuits. However, WMC believes that it has defenses to all the claims asserted in litigation, including for example, causation and materiality requirements, limitations on remedies for breach of representations and warranties, and the applicable statutes of limitations. To the extent WMC is required to repurchase loans, WMC’s loss also would be affected by several factors, including pay downs, accrued interest and fees, and the value of the underlying collateral. It is not possible to predict the outcome or impact of these defenses and other factors, any one of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

WMC has received claims on approximately $900 million of mortgage loans after the expiration of the statute of limitations as of June 30, 2013, $700 million of which are also included as Litigation Claims. WMC has also received unspecified indemnification demands from depositors/underwriters/sponsors of residential mortgage-backed securities (RMBS) in connection with lawsuits brought by RMBS investors concerning alleged misrepresentations in the securitization offering documents to which WMC is not a party. WMC believes that it has defenses to these demands.

The reserve estimates reflect judgment, based on currently available information, and a number of assumptions, including economic conditions, claim activity, pending and threatened litigation, indemnification demands, estimated repurchase rates, and other activity in the mortgage industry. Actual losses arising from claims against WMC could exceed the reserve amount and additional claims and lawsuits could result if actual claim rates, governmental actions, litigation and indemnification activity, adverse court decisions, settlement activity, actual repurchase rates or losses WMC incurs on repurchased loans differ from its assumptions. It is difficult to develop a meaningful estimate of aggregate possible claims exposure because of uncertainties surrounding economic conditions, the ability and propensity of mortgage loan holders to present valid claims, governmental actions, mortgage industry activity and litigation, as well as pending and threatened litigation and indemnification demands against WMC.

WMC revenues (loss) from discontinued operations were $(47) million and $(351) million in the three months ended June 30, 2013 and 2012, respectively, and $(154) million and $(358) million in the six months ended June 30, 2013 and 2012, respectively. WMC’s losses from discontinued operations, net of taxes, were $33 million and $227 million in the three months ended June 30, 2013 and 2012, respectively, and $105 million and $236 million in the six months ended June 30, 2013 and 2012, respectively.

Other

In the first quarter of 2013, we announced the planned disposition of CLL Trailer Services and classified the business as discontinued operations. CLL Trailer Services revenues from discontinued operations were $90 million and $104 million in the three months ended June 30, 2013 and 2012, respectively, and $183 million and $206 million in the six months ended June 30, 2013 and 2012, respectively. CLL Trailer Services earnings (loss) from discontinued operations, net of taxes, were $(24) million and $(1) million in the three months ended June 30, 2013 and 2012, respectively, and $(10) million (including a $98 million loss on disposal) and $19 million in the six months ended June 30, 2013 and 2012, respectively.

(12)

In the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations. We completed the sale in the third quarter of 2012 for proceeds of $227 million. Consumer Ireland revenues from discontinued operations were an insignificant amount and $2 million in the three months ended June 30, 2013 and 2012, respectively, and an insignificant amount and $6 million in the six months ended June 30, 2013 and 2012, respectively. Consumer Ireland earnings (loss) from discontinued operations, net of taxes, were an insignificant amount and $2 million in the three months ended June 30, 2013 and 2012, respectively, and $1 million and $(186) million (including a $131 million loss on disposal) in the six months ended June 30, 2013 and 2012, respectively.

3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. We do not have any securities classified as held-to-maturity.

	June 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$19,924	$2,662	$(182)	$22,404	$20,233	$4,201	$(302)	$24,132
State and municipal	4,195	296	(175)	4,316	4,084	575	(113)	4,546
Residential mortgage-backed(a)	2,034	150	(68)	2,116	2,198	183	(119)	2,262
Commercial mortgage-backed	2,905	191	(101)	2,995	2,930	259	(95)	3,094
Asset-backed	6,069	12	(94)	5,987	5,784	31	(77)	5,738
Corporate – non-U.S.	2,083	108	(99)	2,092	2,391	150	(126)	2,415
Government – non-U.S.	2,198	98	(8)	2,288	1,617	149	(3)	1,763
U.S. government and
federal agency	886	69	–	955	3,462	103	–	3,565
Retained interests	70	23	–	93	76	7	–	83
Equity
Available-for-sale	240	54	(17)	277	513	86	(3)	596
Trading	138	–	–	138	245	–	–	245
Total	$40,742	$3,663	$(744)	$43,661	$43,533	$5,744	$(838)	$48,439

(a)
Substantially collateralized by U.S. mortgages. Of our total RMBS portfolio at June 30, 2013, $1,346 million relates to securities issued by government-sponsored entities and $770 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities decreased to $43,661 million at June 30, 2013, from $48,439 million at December 31, 2012, primarily due to the sale of U.S. government and federal agency securities at our treasury operations and the impact of higher interest rates.

(13)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses	(a)	fair value	losses	(a)

June 30, 2013
Debt
U.S. corporate	$1,907	$(119)		$365	$(63)
State and municipal	962	(66)		295	(109)
Residential mortgage-backed	258	(10)		541	(58)
Commercial mortgage-backed	363	(28)		829	(73)
Asset-backed	5,203	(47)		422	(47)
Corporate – non-U.S.	81	(1)		621	(98)
Government – non-U.S.	1,316	(6)		38	(2)
U.S. government and federal agency	262	–		–	–
Retained interests	7	–		–	–
Equity	35	(17)		–	–
Total	$10,394	$(294)		$3,111	$(450)

December 31, 2012
Debt
U.S. corporate	$434	$(7)		$813	$(295)
State and municipal	146	(2)		326	(111)
Residential mortgage-backed	98	(1)		691	(118)
Commercial mortgage-backed	37	–		979	(95)
Asset-backed	18	(1)		658	(76)
Corporate – non-U.S.	167	(8)		602	(118)
Government – non-U.S.	201	(1)		37	(2)
U.S. government and federal agency	–	–		–	–
Retained interests	3	–		–	–
Equity	26	(3)		–	–
Total	$1,130	$(23)		$4,106	$(815)

(a)	Includes gross unrealized losses at June 30, 2013 of $(145) million related to securities that had other-than-temporary impairments previously recognized.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the six months ended June 30, 2013 have not changed from those described in Note 3 in our 2012 consolidated financial statements.

During the three months ended June 30, 2013, we recognized pre-tax, other-than-temporary impairments of $152 million, of which $133 million was recorded through earnings, of which $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE, and $19 million was recorded in accumulated other comprehensive income (loss) (AOCI). At April 1, 2013, cumulative impairments recognized in earnings associated with debt securities still held were $694 million. During the three months ended June 30, 2013, we recognized first-time impairments of $122 million and incremental charges on previously impaired securities of $7 million. These amounts included $46 million related to securities that were subsequently sold.

During the three months ended June 30, 2012, we recognized pre-tax, other-than-temporary impairments of $33 million, of which $32 million was recorded through earnings ($16 million relates to equity securities) and $1 million was recorded in AOCI. At April 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $434 million. During the three months ended June 30, 2012, we recognized first-time impairments of $3 million and incremental charges on previously impaired securities of $6 million. These amounts included $33 million related to securities that were subsequently sold.

(14)

During the six months ended June 30, 2013, we recognized pre-tax, other-than-temporary impairments of $441 million, of which $411 million was recorded through earnings ($1 million relates to equity securities), of which $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE, and $30 million was recorded in AOCI. At January 1, 2013, cumulative impairments recognized in earnings associated with debt securities still held were $420 million. During the six months ended June 30, 2013, we recognized first-time impairments of $385 million and incremental charges on previously impaired securities of $19 million. These amounts included $47 million related to securities that were subsequently sold.

During the six months ended June 30, 2012, we recognized pre-tax, other-than-temporary impairments of $65 million, of which $64 million was recorded through earnings ($23 million relates to equity securities) and $1 million was recorded in AOCI. At January 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $558 million. During the six months ended June 30, 2012, we recognized first-time impairments of $10 million and incremental charges on previously impaired securities of $11 million. These amounts included $169 million related to securities that were subsequently sold.

Contractual Maturities of Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized	Estimated
	cost	fair value
Due
Within one year	$2,675	$2,689
After one year through five years	3,424	3,630
After five years through ten years	5,346	5,604
After ten years	17,841	20,132

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Gains	$123	$21	$185	$59
Losses, including impairments	(139)	(34)	(417)	(104)
Net	$(16)	$(13)	$(232)	$(45)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $4,296 million and $2,742 million in the three months ended June 30, 2013 and 2012, respectively, and $7,084 million and $6,504 million in the six months ended June 30, 2013 and 2012, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains (losses) on trading securities of $5 million and $13 million in the three months ended June 30, 2013 and 2012, respectively, and $41 million and $36 million in the six months ended June 30, 2013 and 2012, respectively.

(15)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	June 30,	December 31,
(In millions)	2013	2012

Loans, net of deferred income(a)	$231,672	$241,465
Investment in financing leases, net of deferred income	30,708	32,471
	262,380	273,936
Less allowance for losses	(5,288)	(4,985)
Financing receivables – net(b)	$257,092	$268,951

(a)	Deferred income was $1,963 million and $2,182 million at June 30, 2013 and December 31, 2012, respectively.

(b)
Financing receivables at June 30, 2013 and December 31, 2012 included $657 million and $750 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination.

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

	June 30,	December 31,
(In millions)	2013	2012

Commercial
CLL
Americas	$70,499	$72,517
Europe	35,839	37,035
Asia	9,907	11,401
Other	506	605
Total CLL	116,751	121,558

Energy Financial Services	4,671	4,851

GECAS	9,998	10,915

Other	425	486
Total Commercial	131,845	137,810

Real Estate	19,621	20,946

Consumer
Non-U.S. residential mortgages	31,784	33,451
Non-U.S. installment and revolving credit	17,620	18,546
U.S. installment and revolving credit	50,155	50,853
Non-U.S. auto	3,808	4,260
Other	7,547	8,070
Total Consumer	110,914	115,180

Total financing receivables	262,380	273,936

Less allowance for losses	(5,288)	(4,985)
Total financing receivables – net	$257,092	$268,951

(16)

Allowance for Losses on Financing Receivables

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				June 30,
(In millions)	2013	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2013

Commercial
CLL
Americas	$490	$182	$(1)		$(249)		$58		$480
Europe	445	146	1		(304)		41		329
Asia	80	39	(7)		(47)		7		72
Other	6	(3)	–		(3)		–		–
Total CLL	1,021	364	(7)		(603)		106		881

Energy Financial Services	9	(1)	–		–		–		8

GECAS	8	3	–		–		–		11

Other	3	–	–		(1)		–		2
Total Commercial	1,041	366	(7)		(604)		106		902

Real Estate	320	(19)	(3)		(65)		2		235

Consumer
Non-U.S. residential
mortgages	480	125	(1)		(113)		26		517
Non-U.S. installment
and revolving credit	623	279	(32)		(498)		291		663
U.S. installment and
revolving credit	2,282	1,660	(50)		(1,464)		286		2,714
Non-U.S. auto	67	24	(5)		(62)		38		62
Other	172	82	9		(103)		35		195
Total Consumer	3,624	2,170	(79)		(2,240)		676		4,151
Total	$4,985	$2,517	$(89)		$(2,909)		$784		$5,288

(a)	Other primarily included the effects of currency exchange.

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

See Note 12 for supplemental information about the credit quality of financing receivables and allowance for losses on financing receivables.

(18)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

	June 30,	December 31,
(In millions)	2013	2012

Goodwill	$26,818	$27,032

Other intangible assets - net
Intangible assets subject to amortization	$1,203	$1,294

Changes in goodwill balances follow.

			Dispositions,
	Balance at		currency	Balance at
	January 1,		exchange	June 30,
(In millions)	2013	Acquisitions	and other	2013

CLL	$13,454	$3	$80	$13,537
Consumer	10,943	21	(148)	10,816
Real Estate	926	–	(169)	757
Energy Financial Services	1,562	–	–	1,562
GECAS	147	–	(1)	146
Total	$27,032	$24	$(238)	$26,818

Goodwill balances decreased $214 million during the six months ended June 30, 2013, primarily as a result of currency exchange effects of a stronger U.S. dollar. Our reporting units and related goodwill balances are CLL ($13,537 million), Consumer ($10,816 million), Real Estate ($757 million), Energy Financial Services ($1,562 million) and GECAS ($146 million) at June 30, 2013.

Intangible Assets Subject to Amortization

	June 30, 2013			December 31, 2012
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,199	$(809)	$390	$1,227	$(808)	$419
Patents, licenses and
trademarks	195	(166)	29	191	(160)	31
Capitalized software	2,246	(1,747)	499	2,126	(1,681)	445
Lease valuations	764	(522)	242	1,163	(792)	371
Present value of
future profits (a)	553	(553)	–	530	(530)	–
All other	292	(249)	43	283	(255)	28
Total	$5,249	$(4,046)	$1,203	$5,520	$(4,226)	$1,294

(a)
Balances at June 30, 2013 and December 31, 2012 reflect adjustments of $336 million and $353 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

Amortization related to intangible assets subject to amortization was $111 million and $124 million in the three months ended June 30, 2013 and 2012, respectively, and $219 million and $234 million in the six months ended June 30, 2013 and 2012, respectively, and is recorded in operating and administrative expense on the financial statements.

(19)

6. BORROWINGS AND BANK DEPOSITS

(In millions)	June 30,	December 31,
	2013	2012
Short-term borrowings
Commercial paper
U.S.	$29,664	$33,686
Non-U.S.	6,375	9,370
Current portion of long-term borrowings(a)(b)	31,828	44,264
GE Interest Plus notes(c)	8,421	8,189
Other(b)	482	431
Total short-term borrowings	$76,770	$95,940

Long-term borrowings
Senior unsecured notes(a)	$194,132	$199,646
Subordinated notes(d)	4,789	4,965
Subordinated debentures(e)(f)	7,297	7,286
Other(b)	13,789	12,879
Total long-term borrowings	$220,007	$224,776

Non-recourse borrowings of consolidated securitization entities(g)	$30,250	$30,123

Bank deposits(h)	$48,597	$46,461

Total borrowings and bank deposits	$375,624	$397,300

(a)
Included in total long-term borrowings were $526 million and $604 million of obligations to holders of GICs at June 30, 2013 and December 31, 2012, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

(b)
Included $9,669 million and $9,757 million of funding secured by real estate, aircraft and other collateral at June 30, 2013 and December 31, 2012, respectively, of which $3,595 million and $3,294 million is non-recourse to GECC at June 30, 2013 and December 31, 2012, respectively.

(c)	Entirely variable denomination floating-rate demand notes.

(d)	Included $300 million of subordinated notes guaranteed by GE at both June 30, 2013 and December 31, 2012.

(e)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(f)
Includes $2,913 million of subordinated debentures, which constitute the sole assets of wholly-owned trusts who have issued trust preferred securities. Obligations associated with these trusts are unconditionally guaranteed by GECC.

(g)
Included at June 30, 2013 and December 31, 2012, were $7,078 million and $7,707 million of current portion of long-term borrowings, respectively, and $23,172 million and $22,416 million of long-term borrowings, respectively. See Note 13.

(h)
Included $16,013 million and $16,157 million of deposits in non-U.S. banks at June 30, 2013 and December 31, 2012, respectively, and $16,259 million and $17,291 million of certificates of deposits with maturities greater than one year at June 30, 2013 and December 31, 2012, respectively.

(20)

7. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months are:

	June 30,	December 31,
(In millions)	2013	2012

Unrecognized tax benefits	$3,379	$3,106
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,530	2,253
Accrued interest on unrecognized tax benefits	580	559
Accrued penalties on unrecognized tax benefits	94	101
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-600	0-400
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-450	0-350

(a)	Some portion of such reduction may be reported as discontinued operations.

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

(21)

8. SHAREOWNERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Investment securities
Beginning balance	$738	$298	$673	$(33)
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $(330), $86, $(364) and $262	(605)	167	(661)	473
Reclassifications from OCI – net of deferred taxes
of $13, $4, $107 and $10	3	9	125	35
Other comprehensive income (loss)(a)	(602)	176	(536)	508
Less: OCI attributable to noncontrolling interests	(2)	(2)	(1)	(1)
Balance at June 30	$138	$476	$138	$476

Currency translation adjustments (CTA)
Beginning balance	$(119)	$(274)	$(131)	$(399)
OCI before reclassifications – net of deferred taxes of
$(120), $57, $(311) and $12	112	(408)	103	(271)
Reclassifications from OCI – net of deferred taxes
of $112, $0, $79 and $(5)	(113)	–	(96)	(3)
Other comprehensive income (loss)(a)	(1)	(408)	7	(274)
Less: OCI attributable to noncontrolling interests	(18)	(9)	(22)	–
Balance at June 30	$(102)	$(673)	$(102)	$(673)

Cash flow hedges
Beginning balance	$(654)	$(1,029)	$(746)	$(1,101)
OCI before reclassifications – net of deferred taxes of
$28, $7, $84 and $34	252	(336)	155	178
Reclassifications from OCI – net of deferred taxes
of $(14), $13, $(56) and $(22)	(58)	376	131	(66)
Other comprehensive income (loss)(a)	194	40	286	112
Less: OCI attributable to noncontrolling interests	1	–	1	–
Balance at June 30	$(461)	$(989)	$(461)	$(989)

Benefit plans
Beginning balance	$(723)	$(587)	$(736)	$(563)
Net actuarial gain (loss) – net of deferred taxes
of $0, $(4), $18 and $(17)	–	10	2	(21)
Net actuarial gain (loss) amortization – net of deferred taxes
of $4, $2, $7 and $5	9	9	20	16
Other comprehensive income (loss)(a)	9	19	22	(5)
Less: OCI attributable to noncontrolling interests	–	–	–	–
Balance at June 30	$(714)	$(568)	$(714)	$(568)

Accumulated other comprehensive income (loss) at June 30	$(1,139)	$(1,754)	$(1,139)	$(1,754)

(a)
Total other comprehensive income (loss) was $(400) million and $(173) million for the three months ended June 30, 2013 and 2012, respectively, and $(221) million and $341 million for the six months ended June 30, 2013 and 2012, respectively.

(22)

Reclassification out of AOCI

Components of AOCI	Three months ended June 30,		Six months ended June 30,		Statement of Earnings Caption
	2013	2012	2013	2012
Available-for-sale securities
Realized gains (losses) on sale/impairment
of securities	$(16)	$(13)	$(232)	$(45)	GECC revenues from services
	13	4	107	10	Tax (expense) or benefit
	$(3)	$(9)	$(125)	$(35)	Net of tax

Currency translation adjustments
Gains (losses) on dispositions	$1	$–	$17	$8	Costs and expenses
	112	–	79	(5)	Tax (expense) or benefit
	$113	$–	$96	$3	Net of tax

Cash flow hedges
Gains (losses) on interest rate derivatives	$(92)	$(124)	$(194)	$(264)	Interest
Foreign exchange contracts	164	(265)	119	352	(a)
	72	(389)	(75)	88	Total before tax
	(14)	13	(56)	(22)	Tax (expense) or benefit
	$58	$(376)	$(131)	$66	Net of tax

Benefit plan items
Amortization of actuarial gains (losses)	$(13)	$(11)	$(27)	$(21)	Total before tax(b)
	4	2	7	5	Tax (expense) or benefit
	$(9)	$(9)	$(20)	$(16)	Net of tax

Total reclassification adjustments	$159	$(394)	$(180)	$18	Net of tax

(a)
Includes $170 million and $(243) million in revenue from services and $(6) million and $(22) million in interest for the three months ended June 30, 2013 and 2012, respectively, and $137 million and $405 million in revenue from services and $(18) million and $(53) million in interest for the six months ended June 30, 2013 and 2012, respectively.

(b)	Amortization of actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs.

Noncontrolling Interests

A summary of changes to noncontrolling interests follows.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Beginning balance	$587	$767	$707	$690
Net earnings	17	14	28	26
Dividends	(25)	(1)	(41)	(5)
Dispositions	–	–	(104)	–
AOCI and other	(29)	(21)	(40)	48
Ending balance	$550	$759	$550	$759

During the second quarter of 2013, we issued 10,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $990 million. The preferred shares bear an initial fixed interest rate of 5.25% through June 15, 2023, bear a floating rate equal to three-month LIBOR plus 2.967% thereafter and are callable on June 15, 2023. Dividends on the preferred stock are payable semi-annually, in June and December, with the first payment on this issuance beginning in December 2013.

During 2012, we issued 40,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $3,960 million. Of these shares, 22,500 bear an initial fixed interest rate of 7.125% through June 12, 2022, bear a floating rate equal to three-month LIBOR plus 5.296% thereafter and are callable on June 15, 2022 and 17,500 shares bear an initial fixed interest rate of 6.25% through December 15, 2022, bear a floating rate equal to three-month LIBOR plus 4.704% thereafter and are callable on December 15, 2022. Dividends on the preferred stock are payable semi-annually, in June and December, with the first payment on these issuances made in December 2012.

(23)

We paid dividends of $447 million and $475 million and special dividends of $1,500 million and $2,525 million to GE in the second quarters of 2013 and 2012, respectively.

9. REVENUES FROM SERVICES

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Interest on loans	$4,477	$4,762	$9,023	$9,620
Equipment leased to others	2,433	2,546	4,962	5,189
Fees	1,166	1,160	2,300	2,320
Investment income(a)	574	668	988	1,335
Financing leases	389	529	825	1,063
Associated companies(b)	274	425	446	695
Premiums earned by insurance activities	410	416	806	861
Real estate investments(c)	508	382	1,808	738
Other items(a)	718	440	1,300	817
Total	$10,949	$11,328	$22,458	$22,638

(a)
Included net other-than-temporary impairments on investment securities, of which $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE reflected as a component in other items for both the three and six months ended June 30, 2013.

(b)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at June 30, 2013 and December 31, 2012 of $111,041 million and $110,695 million, respectively. Assets were primarily financing receivables of $68,280 million and $66,878 million at June 30, 2013 and December 31, 2012, respectively. Total liabilities were $83,107 million and $81,784 million, consisted primarily of bank deposits of $28,510 million and $26,386 million at June 30, 2013 and December 31, 2012, respectively, and debt of $41,059 million and $42,664 million at June 30, 2013 and December 31, 2012, respectively. Revenues for the three months ended June 30, 2013 and 2012 totaled $4,503 million and $4,702 million, respectively, and net earnings for the three months ended June 30, 2013 and 2012 totaled $795 million and $772 million, respectively. Revenues for the six months ended June 30, 2013 and 2012 totaled $8,513 million and $9,192 million, respectively, and net earnings for the six months ended June 30, 2013 and 2012 totaled $1,360 million and $1,301 million, respectively.

(c)	During the six months ended June 30, 2013, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York for a pre-tax gain of $902 million.

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
June 30, 2013
Assets
Investment securities
Debt
U.S. corporate	$–		$19,197		$3,207	$–		$22,404
State and municipal	–		4,218		98	–		4,316
Residential mortgage-backed	–		2,025		91	–		2,116
Commercial mortgage-backed	–		2,990		5	–		2,995
Asset-backed(c)	–		641		5,346	–		5,987
Corporate ̶ non-U.S.	65		843		1,184	–		2,092
Government ̶ non-U.S.	1,416		834		38	–		2,288
U.S. government and federal agency	–		691		264	–		955
Retained interests	–		–		93	–		93
Equity
Available-for-sale	248		18		11	–		277
Trading	136		2		–	–		138
Derivatives(d)	–		7,660		180	(6,806)		1,034
Other(e)	–		–		438	–		438
Total	$1,865		$39,119		$10,955	$(6,806)		$45,133

Liabilities
Derivatives	$–		$4,750		$16	$(3,934)		$832
Other	–		22		–	–		22
Total	$–		$4,772		$16	$(3,934)		$854

December 31, 2012
Assets
Investment securities
Debt
U.S. corporate	$–		$20,580		$3,552	$–		$24,132
State and municipal	–		4,469		77	–		4,546
Residential mortgage-backed	–		2,162		100	–		2,262
Commercial mortgage-backed	–		3,088		6	–		3,094
Asset-backed(c)	–		715		5,023	–		5,738
Corporate ̶ non-U.S.	71		1,132		1,212	–		2,415
Government ̶ non-U.S.	702		1,019		42	–		1,763
U.S. government and federal agency	–		3,288		277	–		3,565
Retained interests	–		–		83	–		83
Equity
Available-for-sale	569		14		13	–		596
Trading	245		–		–	–		245
Derivatives(d)	–		10,934		280	(7,657)		3,557
Other(e)	–		–		432	–		432
Total	$1,587		$47,401		$11,097	$(7,657)		$52,428

Liabilities
Derivatives	$–		$3,040		$20	$(2,908)		$152
Other	–		23		–	–		23
Total	$–		$3,063		$20	$(2,908)		$175

(a)	The fair value of securities transferred between Level 1 and Level 2 was $2 million in the six months ended June 30, 2013.

(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.

(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(d)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $(14) million and $(15) million at June 30, 2013 and December 31, 2012, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(25)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three and six months ended June 30, 2013 and 2012, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Three Months Ended June 30, 2013

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	April 1,	included in		comprehensive				into		out of		June 30,	June 30,
	2013	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2013	2013	(c)

Investment securities
Debt
U.S. corporate	$3,542	$7		$(4)	$33	$(341)	$(45)	$15		$–		$3,207	$–
State and municipal	90	–		(4)	12	–	–	–		–		98	–
Residential
mortgage-backed	96	–		1	–	(2)	(4)	–		–		91	–
Commercial
mortgage-backed	6	–		–	–	–	(1)	–		–		5	–
Asset-backed	4,916	1		(66)	766	(1)	(263)	–		(7)		5,346	–
Corporate – non-U.S.	1,336	(91)		7	1	–	(25)	–		(44)		1,184	–
Government
– non-U.S.	41	–		(3)	–	–	–	–		–		38	–
U.S. government and
federal agency	264	–		–	–	–	–	–		–		264	–
Retained interests	91	2		6	2	–	(8)	–		–		93	–
Equity
Available-for-sale	11	–		–	–	–	–	–		–		11	–
Derivatives(d)(e)	170	(25)		1	(1)	–	(1)	26		–		170	(27)
Other	409	(100)		4	126	(1)	–	–		–		438	(92)
Total	$10,972	$(206)		$(58)	$939	$(345)	$(347)	$41		$(51)		$10,945	$(119)

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $6 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(26)

Changes in Level 3 Instruments for the Three Months Ended June 30, 2012

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	April 1,	included in		comprehensive				into		out of		June 30,	June 30,
	2012	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,251	$33		$(71)	$119	$(40)	$(31)	$116		$(5)		$3,372	$–
State and municipal	79	–		1	1	–	–	–		–		81	–
Residential
mortgage-backed	107	–		–	–	–	(2)	1		(9)		97	–
Commercial
mortgage-backed	1	–		–	–	(1)	–	–		–		–	–
Asset-backed	4,404	7		(89)	57	(75)	–	–		–		4,304	–
Corporate – non-U.S.	1,249	(3)		(63)	306	–	(52)	9		(83)		1,363	–
Government
– non-U.S.	52	–		–	13	(1)	(13)	–		–		51	–
U.S. government and
federal agency	260	–		1	–	–	–	–		–		261	–
Retained interests	34	–		(4)	4	(2)	(1)	–		–		31	–
Equity
Available-for-sale	15	–		(1)	3	(4)	1	–		–		14	–
Derivatives(d)(e)	117	21		(2)	20	(3)	(13)	–		(4)		136	30
Other	390	2		(13)	34	(4)	–	–		–		409	(1)
Total	$9,959	$60		$(241)	$557	$(130)	$(111)	$126		$(101)		$10,119	$29

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $2 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(27)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2013

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		June 30,	June 30,
	2013	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2013	2013	(c)

Investment securities
Debt
U.S. corporate	$3,552	$(251)		$214	$94	$(347)	$(90)	$108		$(73)		$3,207	$–
State and municipal	77	–		(4)	16	–	(1)	10		–		98	–
Residential
mortgage-backed	100	–		(2)	–	(2)	(5)	–		–		91	–
Commercial
mortgage-backed	6	–		–	–	–	(1)	–		–		5	–
Asset-backed	5,023	2		(68)	910	(1)	(525)	12		(7)		5,346	–
Corporate – non-U.S.	1,212	(83)		20	127	(3)	(60)	15		(44)		1,184	–
Government
– non-U.S.	42	–		(4)	–	–	–	–		–		38	–
U.S. government and
federal agency	277	–		(13)	–	–	–	–		–		264	–
Retained interests	83	5		16	2	–	(13)	–		–		93	–
Equity
Available-for-sale	13	–		–	–	–	–	–		(2)		11	–
Derivatives(d)(e)	262	(63)		1	(2)	–	(54)	26		–		170	(34)
Other	432	(102)		4	159	(55)	–	–		–		438	(93)
Total	$11,079	$(492)		$164	$1,306	$(408)	$(749)	$171		$(126)		$10,945	$(127)

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $6 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(28)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2012

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		June 30,	June 30,
	2012	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,235	$59		$(34)	$132	$(71)	$(47)	$116		$(18)		$3,372	$–
State and municipal	77	–		3	1	–	–	–		–		81	–
Residential
mortgage-backed	41	(3)		3	–	–	(3)	69		(10)		97	–
Commercial
mortgage-backed	4	–		–	–	(1)	–	–		(3)		–	–
Asset-backed	4,040	3		(47)	398	(106)	–	16		–		4,304	–
Corporate – non-U.S.	1,204	(12)		(3)	316	–	(78)	23		(87)		1,363	–
Government
– non-U.S.	84	(34)		35	65	(72)	(27)	–		–		51	–
U.S. government and
federal agency	253	–		8	–	–	–	–		–		261	–
Retained interests	35	–		(8)	9	(3)	(2)	–		–		31	–
Equity
Available-for-sale	17	–		(2)	3	(4)	–	–		–		14	–
Derivatives(d)(e)	141	(4)		(1)	20	(3)	(13)	–		(4)		136	1
Other	388	4		(13)	34	(4)	–	–		–		409	1
Total	$9,519	$13		$(59)	$978	$(264)	$(170)	$224		$(122)		$10,119	$2

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

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

(29)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at June 30, 2013 and December 31, 2012. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during		Remeasured during
	the six months ended		the year ended
	June 30, 2013		December 31, 2012
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$260	$2,658	$366	$4,094
Cost and equity method investments(a)	13	778	8	313
Long-lived assets, including real estate	908	2,284	702	2,182
Total	$1,181	$5,720	$1,076	$6,589

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $22 million and $84 million at June 30, 2013 and December 31, 2012, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Financing receivables and loans held for sale	$(102)	$(105)	$(212)	$(211)
Cost and equity method investments(a)	(157)	(38)	(220)	(58)
Long-lived assets, including real estate(b)	(253)	(106)	(593)	(245)
Total	$(512)	$(249)	$(1,025)	$(514)

(a)
Includes fair value adjustments associated with private equity and real estate funds of $(2) million and $(1) million in the three months ended June 30, 2013 and 2012, respectively, and $(5) million and $(2) million in the six months ended June 30, 2013 and 2012, respectively.

(b)
Includes impairments related to real estate equity properties and investments recorded in operating and administrative expenses of $(51) million and $(6) million in the three months ended June 30, 2013 and 2012, respectively, and $(274) million and $(56) million in the six months ended June 30, 2013 and 2012, respectively.

(30)

Level 3 Measurements

The following table presents information relating to the significant unobservable inputs of our Level 3 recurring and non-recurring measurements.

				Range
	Fair value at	Valuation	Unobservable	(weighted
(Dollars in millions)	June 30, 2013	technique	inputs	average)

Recurring fair value measurements

Investment securities

Debt

U.S. corporate	$1,308	Income approach	Discount rate(a)	1.5%-38.0% (13.8%)

Asset-backed	5,293	Income approach	Discount rate(a)	2.3%-10.5% (4.8%)

Corporate ̶ non-U.S.	872	Income approach	Discount rate(a)	4.2%-33.4% (15.4%)

Other financial assets	270	Income approach	Weighted average	9.1%-9.2% (9.2%)
			cost of capital

	162	Income approach	Discount rate(a)	3.7%-5.2% (4.3%)

Non-recurring fair value measurements

Financing receivables and loans held for sale	$1,890	Income approach	Capitalization rate(b)	5.4%-16.7% (8%)

	94	Business enterprise	EBITDA multiple	4.3X-7.0X (5.3X)
		value

Cost and equity method investments	282	Income approach	Discount rate(a)	11.5% (11.5%)

	85	Income approach	Discount for lack	5.7%-5.9% (5.8%)
			of marketability

	20	Income approach	Capitalization rate(b)	7.7%-10.6% (10.2%)

Long-lived assets, including real estate	1,360	Income approach	Capitalization rate(b)	5.4%-14.5% (7.9%)

				Range
	Fair value at	Valuation	Unobservable	(weighted
	December 31, 2012	technique	inputs	average)
Recurring fair value measurements

Investment securities

Debt

U.S. corporate	$1,652	Income approach	Discount rate(a)	1.3%-29.9% (11.1%)

Asset-backed	4,977	Income approach	Discount rate(a)	2.1%-13.1% (3.8%)

Corporate ̶ non-U.S.	865	Income approach	Discount rate(a)	1.5%-25.0% (13.2%)

Other financial assets	360	Income approach	Weighted average	8.7%-10.2% (8.7%)
			cost of capital

	65	Income approach	Discount rate(a)	4.0%-4.7% (4.4%)

Non-recurring fair value measurements

Financing receivables and loans held for sale	$2,633	Income approach	Capitalization rate(b)	3.8%-14.0% (8%)

	202	Business enterprise	EBITDA multiple	2.0X-6.0X (4.8X)
		value

Cost and equity method investments	72	Income approach	Capitalization rate(b)	9.2%-12.8% (12%)

Long-lived assets, including real estate	985	Income approach	Capitalization rate(b)	4.8%-14.6% (7.3%)

(a)
Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

(b)
Represents the rate of return on net operating income that is considered acceptable for an investor and is used to determine a property’s capitalized value. An increase in the capitalization rate would result in a decrease in the fair value.

(31)

At June 30, 2013 and December 31, 2012, other Level 3 recurring fair value measurements of $2,855 million and $2,990 million, respectively, and non-recurring measurements of $1,611 million and $2,412 million, respectively, are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 1 in our 2012 consolidated financial statements. At June 30, 2013 and December 31, 2012, other recurring fair value measurements of $179 million and $168 million, respectively, and non-recurring fair value measurements of $378 million and $285 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

11. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Condensed Statement of Financial Position. The table excludes finance leases and non-financial assets and liabilities. Substantially all of the assets discussed below are considered to be Level 3. The vast majority of our liabilities’ fair value can be determined based on significant observable inputs and thus considered Level 2. Few of the instruments are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 15 in our 2012 consolidated financial statements.

	June 30, 2013			December 31, 2012
		Assets (liabilities)			Assets (liabilities)
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
(In millions)	amount	amount (net)	fair value	amount	amount (net)	fair value
Assets
Loans	$ (a)	$226,586	$229,999	$ (a)	$236,678	$239,084
Other commercial mortgages	(a)	2,202	2,154	(a)	2,222	2,249
Loans held for sale	(a)	875	872	(a)	1,180	1,181
Other financial instruments(c)	(a)	1,778	2,287	(a)	1,858	2,276
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(375,624)	(387,973)	(a)	(397,300)	(414,533)
Investment contract benefits	(a)	(3,246)	(3,817)	(a)	(3,321)	(4,150)
Guaranteed investment contracts	(a)	(1,546)	(1,549)	(a)	(1,644)	(1,674)
Insurance - credit life(e)	2,197	(116)	(99)	2,277	(120)	(104)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 6.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2013 and December 31, 2012 would have been reduced by $3,469 million and $7,937 million, respectively.

(e)	Net of reinsurance of $2,000 million at both June 30, 2013 and December 31, 2012.

Loan Commitments

	Notional amount at
	June 30,	December 31,
(In millions)	2013	2012

Ordinary course of business lending commitments(a)	$3,935	$3,708
Unused revolving credit lines(b)
Commercial(c)	15,870	17,929
Consumer - principally credit cards	276,784	271,387

(a)	Excluded investment commitments of $1,542 million and $1,276 million as of June 30, 2013 and December 31, 2012, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $13,013 million and $12,813 million as of June 30, 2013 and December 31, 2012, respectively.

(c)
Included commitments of $11,048 million and $12,923 million as of June 30, 2013 and December 31, 2012, respectively, associated with secured financing arrangements that could have increased to a maximum of $14,093 million and $15,731 million at June 30, 2013 and December 31, 2012, respectively, based on asset volume under the arrangement.

(32)

Securities Repurchase and Reverse Repurchase Arrangements

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At June 30, 2013, we were party to repurchase agreements totaling $71 million, which were reported in short-term borrowings on the financial statements. We have had no repurchase agreements that were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At June 30, 2013, we were party to reverse repurchase agreements totaling $22.5 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

Derivatives and hedging

As a matter of policy, we use derivatives for risk management purposes and we do not use derivatives for speculative purposes. A key risk management objective for our financial services businesses is to mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. If the form (fixed versus floating) and currency denomination of the debt we issue do not match the related assets, we typically execute derivatives to adjust the nature and tenor of funding to meet this objective within pre-defined limits. The determination of whether we enter into a derivative transaction or issue debt directly to achieve this objective depends on a number of factors, including market related factors that affect the type of debt we can issue.

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $287,000 million, approximately 96% or $277,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

(33)

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	June 30, 2013		December 31, 2012
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$4,875	$1,621	$8,443	$719
Currency exchange contracts	1,438	1,466	827	1,762
Other contracts	-	-	-	-
	6,313	3,087	9,270	2,481

Derivatives not accounted for as hedges
Interest rate contracts	348	172	452	195
Currency exchange contracts	1,133	1,489	1,457	358
Other contracts	46	18	35	26
	1,527	1,679	1,944	579

Gross derivatives recognized in statement of
financial position
Gross derivatives	7,840	4,766	11,214	3,060
Gross accrued interest	1,186	(213)	1,683	14
	9,026	4,553	12,897	3,074

Amounts offset in statement of financial position
Netting adjustments(a)	(3,642)	(3,628)	(2,532)	(2,517)
Cash collateral(b)	(3,164)	(306)	(5,125)	(391)
	(6,806)	(3,934)	(7,657)	(2,908)

Net derivatives recognized in statement of
financial position
Net derivatives	2,220	619	5,240	166

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(2,046)	-	(5,060)	-

Net amount	$174	$619	$180	$166

Derivatives are classified in the captions “Other assets” and “Other liabilities” and the related accrued interest is classified in “Other receivables” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At June 30, 2013 and December 31, 2012, the cumulative adjustment for non-performance risk was a gain (loss) of $(14) million and $(15) million, respectively.

(b)	Excludes excess cash collateral received and posted of $47 million and $28 million at June 30, 2013, respectively, and $42 million and $10 million at December 31, 2012, respectively.

(c)	Excludes excess securities collateral received of $22 million and $359 million at June 30, 2013 and December 31, 2012, respectively.

(34)

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest along with offsetting adjustments to the carrying amount of the hedged debt. The following tables provide information about the earnings effects of our fair value hedging relationships for the three and six months ended June 30, 2013 and 2012, respectively.

	Three months ended June 30,
	2013		2012
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$(2,932)	$2,945	$2,232	$(2,312)
Currency exchange contracts	2	(1)	(63)	60

Fair value hedges resulted in $14 million and $(82) million of ineffectiveness in the three months ended June 30, 2013 and 2012, respectively. In both the three months ended June 30, 2013 and 2012, there were insignificant amounts excluded from the assessment of effectiveness.

	Six months ended June 30,
	2013		2012
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$(3,841)	$3,826	$785	$(962)
Currency exchange contracts	(7)	7	(111)	100

Fair value hedges resulted in $(15) million and $(187) million of ineffectiveness in the six months ended June 30, 2013 and 2012, respectively. In both the six months ended June 30, 2013 and 2012, there were insignificant amounts excluded from the assessment of effectiveness.

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

The following tables provide information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, when reclassified out of AOCI, for the three and six months ended June 30, 2013 and 2012, respectively. See Note 8 for additional information about reclassifications out of AOCI.

(35)

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended June 30,		for the three months ended June 30,
	2013	2012	2013	2012
(In millions)

Cash flow hedges
Interest rate contracts	$20	$(52)	$(92)	$(124)
Currency exchange contracts	272	(345)	164	(265)
Commodity contracts	–	–	–	–
Total	$292	$(397)	$72	$(389)

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the six months ended June 30,		for the six months ended June 30,
	2013	2012	2013	2012
(In millions)

Cash flow hedges
Interest rate contracts	$9	$(79)	$(194)	$(264)
Currency exchange contracts	238	340	119	352
Total	$247	$261	$(75)	$88

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $515 million loss at June 30, 2013. We expect to transfer $330 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the three and six months ended June 30, 2013 and 2012, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2013 and 2012, the maximum term of derivative instruments that hedge forecasted transactions was 19 years and 20 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in revenues from services and totaled $0 million and $(1) million in the three months ended June 30, 2013 and 2012, respectively, and $1 million and $3 million in the six months ended June 30, 2013 and 2012, respectively.

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

The following tables provide information about the amounts recorded in AOCI for the three and six months ended June 30, 2013 and 2012, respectively, as well as the gain (loss) recorded in revenues from services when reclassified out of AOCI.

(36)

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	three months ended June 30,		three months ended June 30,
(In millions)	2013	2012	2013	2012

Net investment hedges
Currency exchange contracts	$412	$1,853	$15	$(2)

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	six months ended June 30,		six months ended June 30,
(In millions)	2013	2012	2013	2012

Net investment hedges
Currency exchange contracts	$2,517	$351	$(109)	$(12)

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(187) million and $(260) million in the three months ended June 30, 2013 and 2012, respectively, and $(353) million and $(480) million in the six months ended June 30, 2013 and 2012, respectively, and are recorded in interest.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the six months ended June 30, 2013 on derivatives not designated as hedges were $(1,052) million composed of amounts related to interest rate contracts of $(79) million, currency exchange contracts of $(997) million, and other derivatives of $24 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the six months ended June 30, 2012 on derivatives not designated as hedges were $(1,579) million composed of amounts related to interest rate contracts of $(132) million, currency exchange contracts of $(1,443) million, and other derivatives of $(4) million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $5,210 million, of which $3,164 million was cash and $2,046 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $306 million at June 30, 2013. At June 30, 2013, our exposure to counterparties (including accrued interest), net of collateral we hold, was $133 million. This excludes exposure related to embedded derivatives.

(37)

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $593 million at June 30, 2013. This excludes embedded derivatives.

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

COMMERCIAL

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

	Financing receivables
	June 30,	December 31,
(In millions)	2013	2012

CLL
Americas	$70,499	$72,517
Europe	35,839	37,035
Asia	9,907	11,401
Other	506	605
Total CLL	116,751	121,558

Energy Financial Services	4,671	4,851

GECAS	9,998	10,915

Other	425	486

Total Commercial financing receivables, before allowance for losses	$131,845	$137,810

Non-impaired financing receivables	$127,554	$132,741
General reserves	639	554

Impaired loans	4,291	5,069
Specific reserves	263	487

(38)

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

	June 30, 2013		December 31, 2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.0%	0.6%	1.1%	0.5%
Europe	3.5	2.2	3.7	2.1
Asia	1.0	0.6	0.9	0.6
Other	–	–	0.1	–
Total CLL	1.8	1.1	1.9	1.0

Energy Financial Services	–	–	–	–

GECAS	0.1	–	–	–

Other	1.7	1.7	2.8	2.8

Total	1.6	0.9	1.7	0.9

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $3,413 million and $4,166 million of nonaccrual financing receivables at June 30, 2013 and December 31, 2012, respectively, $2,040 million and $2,647 million are currently paying in accordance with their contractual terms, respectively.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2013	2012	2013	2012

CLL
Americas	$1,715	$1,951	$1,232	$1,333
Europe	1,298	1,740	958	1,299
Asia	384	395	177	193
Other	–	52	–	52
Total CLL	3,397	4,138	2,367	2,877

Energy Financial Services	4	–	4	–

GECAS	–	3	–	–

Other	12	25	6	13
Total	$3,413	$4,166	$2,377	$2,890

Allowance for losses percentage	26.4%	25.0%	37.9%	36.0%

(39)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment in
(In millions)	in loans	balance	loans	in loans	balance	allowance	loans

June 30, 2013

CLL
Americas	$2,272	$2,729	$2,373	$425	$613	$102	$531
Europe	928	1,758	1,039	436	780	148	543
Asia	138	161	120	76	82	11	89
Other	–	–	–	–	–	–	20
Total CLL	3,338	4,648	3,532	937	1,475	261	1,183
Energy Financial Services	–	–	–	4	4	1	1
GECAS	–	–	–	–	–	–	1
Other	6	9	11	6	7	1	7
Total	$3,344	$4,657	$3,543	$947	$1,486	$263	$1,192

December 31, 2012

CLL
Americas	$2,487	$2,927	$2,535	$557	$681	$178	$987
Europe	1,131	1,901	1,009	643	978	278	805
Asia	62	64	62	109	120	23	134
Other	–	–	43	52	68	6	16
Total CLL	3,680	4,892	3,649	1,361	1,847	485	1,942
Energy Financial Services	–	–	2	–	–	–	7
GECAS	–	–	17	3	3	–	5
Other	17	28	26	8	8	2	40
Total	$3,697	$4,920	$3,694	$1,372	$1,858	$487	$1,994

We recognized $112 million, $253 million and $115 million of interest income, including $36 million, $92 million and $49 million on a cash basis, for the six months ended June 30, 2013, the year ended December 31, 2012 and the six months ended June 30, 2012, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the six months ended June 30, 2013 and the year ended December 31, 2012 was $4,735 million and $5,688 million, respectively.

Impaired loans classified as TDRs in our CLL business were $3,350 million and $3,872 million at June 30, 2013 and December 31, 2012, respectively, and were primarily attributable to CLL Americas ($2,351 million and $2,577 million, respectively). For the six months ended June 30, 2013, we modified $825 million of loans classified as TDRs, primarily in CLL Americas ($513 million). Changes to these loans primarily included extensions, interest only payment periods, debt to equity exchange and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $1,961 million and $2,796 million of modifications classified as TDRs in the twelve months ended June 30, 2013 and 2012, respectively, $87 million and $96 million have subsequently experienced a payment default in the six months ended June 30, 2013 and 2012, respectively.

(40)

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

(41)

	Secured
(In millions)	A	B	C	Total

June 30, 2013

CLL
Americas	$66,821	$1,778	$1,900	$70,499
Europe	33,556	573	1,006	35,135
Asia	9,495	91	159	9,745
Other	155	–	–	155
Total CLL	110,027	2,442	3,065	115,534

Energy Financial Services	4,545	–	–	4,545

GECAS	9,819	48	131	9,998

Other	425	–	–	425
Total	$124,816	$2,490	$3,196	$130,502

December 31, 2012

CLL
Americas	$68,360	$1,775	$2,382	$72,517
Europe	33,754	1,188	1,256	36,198
Asia	10,732	117	372	11,221
Other	161	–	94	255
Total CLL	113,007	3,080	4,104	120,191

Energy Financial Services	4,725	–	–	4,725

GECAS	10,681	223	11	10,915

Other	486	–	–	486
Total	$128,899	$3,303	$4,115	$136,317

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At June 30, 2013 and December 31, 2012, these financing receivables included $424 million and $458 million rated A, $602 million and $583 million rated B, and $317 million and $452 million rated C, respectively.

(42)

REAL ESTATE

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

	Financing receivables
	June 30,	December 31,
(In millions)	2013	2012

Real Estate financing receivables, before allowance for losses	$19,621	$20,946

Non-impaired financing receivables	$14,893	$15,253
General reserves	91	132

Impaired loans	4,728	5,693
Specific reserves	144	188

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

	June 30, 2013		December 31, 2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Real Estate	2.1%	2.0%	2.3%	2.2%

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $4,294 million and $4,885 million of nonaccrual financing receivables at June 30, 2013 and December 31, 2012, respectively, $3,884 million and $4,461 million are currently paying in accordance with their contractual terms, respectively.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2013	2012	2013	2012

Real Estate	$4,294	$4,885	$419	$444

Allowance for losses percentage	5.5%	6.6%	56.1%	72.1%

(43)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

June 30, 2013

Real Estate	$3,207	$3,369	$3,295	$1,521	$1,973	$144	$1,931

December 31, 2012

Real Estate	$3,491	$3,712	$3,773	$2,202	$2,807	$188	$3,752

We recognized $110 million, $329 million and $183 million of interest income, including $90 million, $237 million and $129 million on a cash basis, for the six months ended June 30, 2013, the year ended December 31, 2012 and the six months ended June 30, 2012, respectively. The total average investment in impaired loans for the six months ended June 30, 2013 and the year ended December 31, 2012 was $5,226 million and $7,525 million, respectively.

Real Estate TDRs decreased from $5,146 million at December 31, 2012 to $4,356 million at June 30, 2013, primarily driven by resolution of TDRs through paydowns and the impact of currency exchange, partially offset by extensions of loans scheduled to mature during 2013, some of which were classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the six months ended June 30, 2013, we modified $776 million of loans classified as TDRs. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $2,858 million and $4,454 million of modifications classified as TDRs in the twelve months ended June 30, 2013 and 2012, respectively, $65 million and $407 million have subsequently experienced a payment default in the six months ended June 30, 2013 and 2012, respectively.

Credit Quality Indicators

Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios provide the best indicators of the credit quality of the portfolio.

	Loan-to-value ratio
	June 30, 2013			December 31, 2012
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$13,977	$1,970	$2,591	$13,570	$2,572	$3,604

(44)

By contrast, the credit quality of the owner occupied/credit tenant portfolio is primarily influenced by the strength of the borrower’s general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio. As of June 30, 2013, the internal risk rating of A, B and C for our owner occupied/credit tenant portfolio approximated $681 million, $201 million and $201 million, respectively, as compared to the December 31, 2012, ratings of $956 million, $25 million and $219 million, respectively.

Within Real Estate-Debt, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. A substantial majority of the Real Estate-Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and the majority of our owner occupied/credit tenant financing receivables included in Category C are impaired loans that are subject to the specific reserve evaluation process described in Note 1 in our 2012 consolidated financial statements. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

CONSUMER

At June 30, 2013, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 55 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 65% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 35% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

	Financing receivables
	June 30,	December 31,
(In millions)	2013	2012

Non-U.S. residential mortgages	$31,784	$33,451
Non-U.S. installment and revolving credit	17,620	18,546
U.S. installment and revolving credit	50,155	50,853
Non-U.S. auto	3,808	4,260
Other	7,547	8,070
Total Consumer financing receivables, before allowance for losses	$110,914	$115,180

Non-impaired financing receivables	$107,705	$111,960
General reserves	3,483	2,950

Impaired loans	3,209	3,220
Specific reserves	668	674

(45)

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

	June 30, 2013		December 31, 2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	11.8%	7.4%	12.0%	7.5%
Non-U.S. installment and revolving credit	4.0	1.2	3.9	1.1
U.S. installment and revolving credit	3.9	1.7	4.6	2.0
Non-U.S. auto	3.3	0.4	3.1	0.5
Other	2.8	1.6	2.8	1.7
Total	6.1	3.2	6.5	3.4

(a)
Included $22 million and $24 million of loans at June 30, 2013 and December 31, 2012, respectively, which are over 90 days past due and accruing interest, mainly representing accretion on loans acquired at a discount.

Nonaccrual Financing Receivables
The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2013	2012	2013	2012

Non-U.S. residential mortgages	$2,399	$2,600	$2,388	$2,569
Non-U.S. installment and revolving credit	225	224	225	224
U.S. installment and revolving credit	822	1,026	822	1,026
Non-U.S. auto	21	24	21	24
Other	379	427	324	351
Total	$3,846	$4,301	$3,780	$4,194

Allowance for losses percentage	107.9%	84.3%	109.8%	86.4%

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $3,209 million (with an unpaid principal balance of $3,298 million) and comprised $85 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $3,124 million with a specific allowance of $668 million at June 30, 2013. The impaired loans with a specific allowance included $312 million with a specific allowance of $73 million in our Consumer–Other portfolio and $2,812 million with a specific allowance of $595 million across the remaining Consumer business and had an unpaid principal balance and average investment of $3,183 million and $3,117 million, respectively, at June 30, 2013. We recognized $115 million, $169 million and $76 million of interest income, including $1 million, $5 million and $3 million on a cash basis, for the six months ended June 30, 2013, the year ended December 31, 2012 and the six months ended June 30, 2012, respectively, principally in our Consumer–U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the six months ended June 30, 2013 and the year ended December 31, 2012 was $3,211 million and $3,056 million, respectively.

(46)

Impaired loans classified as TDRs in our Consumer business were $3,068 million and $3,053 million at June 30, 2013 and December 31, 2012, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the six months ended June 30, 2013, we modified $852 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $541 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $311 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $1,694 million and $2,106 million of modifications classified as TDRs in the twelve months ended June 30, 2013 and 2012, respectively, $158 million and $352 million have subsequently experienced a payment default in the six months ended June 30, 2013 and 2012, respectively.

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

	Loan-to-value ratio
	June 30, 2013			December 31, 2012
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$17,764	$5,340	$8,680	$18,613	$5,739	$9,099

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 80% and 57%, respectively. We have third-party mortgage insurance for about 30% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at June 30, 2013. Such loans were primarily originated in Poland, France and the U.K.

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

(47)

	Internal ratings translated to approximate credit bureau equivalent score
	June 30, 2013			December 31, 2012
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S. installment and
revolving credit	$10,262	$4,162	$3,196	$10,493	$4,496	$3,557
U.S. installment and
revolving credit	32,869	9,876	7,410	33,204	9,753	7,896
Non-U.S. auto	2,881	546	381	3,141	666	453

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at June 30, 2013, 97% relate to installment and revolving credit accounts. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At June 30, 2013, Consumer – Other financing receivables of $6,385 million, $433 million and $729 million were rated A, B, and C, respectively. At December 31, 2012, Consumer – Other financing receivables of $6,873 million, $451 million and $746 million were rated A, B, and C, respectively.

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

(48)

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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease light industrial equipment of $1,562 million of assets and $847 million of liabilities; (2) other entities that are involved in power generating and leasing activities of $807 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE of $1,176 million of assets and $561 million of liabilities.

(49)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

			Consolidated Securitization Entities

			Credit				Trade
(In millions)	Trinity	(a)	cards	(b)	Equipment	(b)	receivables	Other	Total

June 30, 2013
Assets(c)
Financing receivables, net	$–		$23,647		$12,810		$2,290	$2,024	$40,771
Investment securities	3,308		–		–		–	1,026	4,334
Other assets	123		25		599		–	1,940	2,687
Total	$3,431		$23,672		$13,409		$2,290	$4,990	$47,792

Liabilities(c)
Borrowings	$–		$–		$–		$–	$713	$713
Non-recourse borrowings	–		16,291		10,280		1,978	51	28,600
Other liabilities	1,556		218		124		14	1,391	3,303
Total	$1,556		$16,509		$10,404		$1,992	$2,155	$32,616

December 31, 2012
Assets(c)
Financing receivables, net	$–		$24,169		$12,456		$2,339	$1,952	$40,916
Investment securities	3,435		–		–		–	1,051	4,486
Other assets	217		29		360		–	1,873	2,479
Total	$3,652		$24,198		$12,816		$2,339	$4,876	$47,881

Liabilities(c)
Borrowings	$–		$–		$–		$–	$707	$707
Non-recourse borrowings	–		17,208		9,811		2,050	54	29,123
Other liabilities	1,656		146		11		8	1,315	3,136
Total	$1,656		$17,354		$9,822		$2,058	$2,076	$32,966

(a)	Excludes intercompany advances from GECC to Trinity, which are eliminated in consolidation of $2,241 million and $2,441 million at June 30, 2013 and December 31, 2012, respectively.

(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At June 30, 2013 and December 31, 2012, the amounts of commingled cash owed to the CSEs were $6,644 million and $6,225 million, respectively, and the amounts owed to us by CSEs were $6,552 million and $6,143 million, respectively.

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

Revenues from services from our consolidated VIEs were $1,669 million and $1,660 million in the three months ended June 30, 2013 and 2012, respectively, and $3,372 million and $3,240 million in the six months ended June 30, 2013 and 2012, respectively. Related expenses consisted primarily of provisions for losses of $175 million and $170 million in the three months ended June 30, 2013 and 2012, respectively, and $589 million and $370 million in the six months ended June 30, 2013 and 2012, respectively, and interest of $95 million and $115 million in the three months ended June 30, 2013 and 2012, respectively, and $184 million and $247 million in the six months ended June 30, 2013 and 2012, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.

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

(50)

Our largest exposure to any single unconsolidated VIE at June 30, 2013 is an investment in asset-backed securities issued by the Senior Secured Loan Program (“SSLP”), a fund that invests in high-quality senior secured debt of various middle-market companies ($5,646 million). Other significant unconsolidated VIEs include investments in real estate entities ($2,510 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($2,237 million).

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at June 30, 2013 and December 31, 2012 follow.

(In millions)	June 30, 2013	December 31, 2012

Other assets and investment
securities	$7,994	$10,386
Financing receivables – net	2,595	2,654
Total investments	10,589	13,040
Contractual obligations to fund
investments or guarantees	2,471	2,602
Revolving lines of credit	58	41
Total	$13,118	$15,683

As previously reported, during 2012, Penske Truck Leasing Co., L.P. (PTL) effected a recapitalization and subsequently acquired third-party financing in order to repay outstanding debt owed to GECC. In the first quarter of 2013, PTL had repaid all outstanding debt owed and terminated its borrowing arrangement with GECC. During the second quarter of 2013, PTL ceased to be a VIE as a result of a principal in PTL retiring from the GE Board. Therefore, our investment in PTL ($813 million at June 30, 2013) is not reported in the June 30, 2013 balance in the table above. As co-issuer and co-guarantor of $700 million of debt raised by the funding entity related to PTL, GECC reports this amount, which is also our loss exposure and excluded from the table above, as debt of GECC in its financial statements. GECC has been indemnified by the general partner and the other limited partners of PTL for their proportionate share of the debt obligation.

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

(51)

Overview
Revenues in the second quarter of 2013 were $11.0 billion, a $0.4 billion (3%) decrease from the second quarter of 2012. Revenues for the quarter decreased as a result of organic revenue declines, primarily due to lower GE Capital Ending Net Investment (ENI) and higher impairments, partially offset by higher gains. Earnings were $1.9 billion, down from $2.1 billion in the second quarter of 2012.

Revenues in the first six months of 2013 were $22.5 billion, a $0.2 billion (1%) decrease from the first six months of 2012. Revenues for the six months ended June 30, 2013 included $0.1 billion from acquisitions. Revenues for the first six months of 2013 decreased as a result of organic revenue declines, primarily due to lower ENI and higher impairments, partially offset by higher gains. Organic revenue excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $3.8 billion, down from $3.9 billion in the first six months of 2012.

Overall, acquisitions contributed an insignificant amount to total revenues in both the second quarters of 2013 and 2012, respectively. Our earnings in both the second quarters of 2013 and 2012 included an insignificant amount from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of an insignificant amount and $0.2 billion in the second quarters of 2013 and 2012, respectively. The effects of dispositions on earnings were $0.1 billion and an insignificant amount in the second quarters of 2013 and 2012, respectively.

Overall, acquisitions contributed $0.1 billion to total revenues in both the six months of 2013 and 2012. Our earnings in both the six months of 2013 and 2012 included an insignificant amount from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of an insignificant amount and $0.3 billion in the six months of 2013 and 2012, respectively. The effects of dispositions on earnings were $0.2 billion and $0.1 billion in the six months of 2013 and 2012, respectively.

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

(52)

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

(53)

CLL

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Revenues	$3,907	$4,038	$7,414	$8,378

Segment profit	$825	$628	$1,223	$1,292

		June 30,	December 31,	June 30,
(In millions)		2013	2012	2012

Total assets		$173,531	$181,375	$184,188

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Revenues
Americas	$2,691	$2,574	$4,852	$5,348
Europe	712	805	1,504	1,657
Asia	453	507	1,011	1,105
Other	51	152	47	268

Segment profit
Americas	$590	$527	$857	$1,069
Europe	202	55	242	114
Asia	37	37	173	123
Other	(4)	9	(49)	(14)

		June 30,	December 31,	June 30,
(In millions)		2013	2012	2012

Total assets
Americas		$105,100	$108,895	$111,842
Europe		46,993	47,995	44,378
Asia		14,871	16,831	17,341
Other		6,567	7,654	10,627

CLL revenues decreased 3% and net earnings increased 31% in the second quarter of 2013. Revenues decreased as a result of higher impairments ($0.1 billion) and organic revenue declines, primarily due to lower ENI ($0.2 billion). Net earnings increased reflecting core increases ($0.2 billion) and dispositions ($0.1 billion), partially offset by higher impairments ($0.1 billion).

CLL revenues decreased 12% and net earnings decreased 5% in the first six months of 2012. Revenues decreased as a result of organic revenue declines ($0.5 billion), primarily due to lower ENI ($0.4 billion), and higher impairments ($0.4 billion). Net earnings decreased reflecting higher impairments ($0.3 billion), partially offset by dispositions ($0.1 billion) and core increases ($0.1 billion).

(54)

Consumer

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Revenues	$3,715	$3,812	$7,606	$7,689

Segment profit	$828	$907	$1,351	$1,736

		June 30,	December 31,	June 30,
(In millions)		2013	2012	2012

Total assets		$135,884	$138,997	$134,874

Consumer revenues decreased 3% and net earnings decreased 9% in the second quarter of 2013. Revenues decreased as a result of organic revenue declines ($0.1 billion). The decrease in net earnings resulted primarily from core decreases ($0.1 billion), which included higher provisions for losses on financial receivables ($0.1 billion) reflecting the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period and projected net write-offs over the next twelve months in our installment and revolving credit portfolios.

Consumer revenues decreased 1% and net earnings decreased 22% in the six months ended June 30, 2013. Revenues in the six months ended June 30, 2013 included $0.1 billion from acquisitions. Revenues decreased as a result of organic revenue declines ($0.2 billion). The decrease in net earnings resulted primarily from core decreases ($0.4 billion), which included higher provisions for losses on financing receivables ($0.5 billion).

Real Estate

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Revenues	$872	$876	$2,529	$1,712

Segment profit	$435	$221	$1,125	$277

		June 30,	December 31,	June 30,
(In millions)		2013	2012	2012

Total assets		$41,588	$46,247	$57,892

Real Estate revenues were flat and net earnings increased 97% in the second quarter of 2013. Revenues included increases in net gains on property sales ($0.2 billion) offset by organic revenue declines ($0.2 billion), primarily due to lower ENI ($0.2 billion). Real Estate net earnings increased as a result of core increases ($0.2 billion) including net gains on property sales ($0.2 billion) and higher tax benefits ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.1 billion and $0.2 billion in the second quarters of 2013 and 2012, respectively.

Real Estate revenues increased 48% and net earnings were favorable in the six months ended June 30, 2013. Revenues increased as a result of increases in net gains on property sales ($1.2 billion) mainly due to the sale of real estate comprising certain floors located at 30 Rockefeller Center, New York, partially offset by organic revenue declines ($0.3 billion), primarily due to lower ENI ($0.3 billion). Real Estate net earnings increased as a result of core increases ($0.8 billion) including increases in net gains on property sales ($0.8 billion) and higher tax benefits ($0.2 billion), partially offset by higher impairments ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.3 billion and $0.4 billion in the six months ended June 30, 2013 and 2012, respectively.

(55)

Energy Financial Services

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Revenues	$303	$446	$646	$685

Segment profit	$60	$122	$143	$193

		June 30,	December 31,	June 30,
(In millions)		2013	2012	2012

Total assets		$18,422	$19,185	$19,559

Energy Financial Services revenues decreased 32% and net earnings decreased 51% in the second quarter of 2013. Revenues decreased primarily as a result of higher impairments ($0.1 billion) and lower gains ($0.1 billion). The decrease in net earnings resulted primarily from higher impairments and lower gains.

Energy Financial Services revenues decreased 6% and net earnings decreased 26% in the six months ended June 30, 2013. Revenues decreased primarily as a result of lower gains ($0.1 billion) and higher impairments ($0.1 billion), partially offset by organic revenue growth ($0.1 billion) and dispositions. The decrease in net earnings resulted primarily from lower gains and higher impairments, partially offset by dispositions.

GECAS

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Revenues	$1,282	$1,317	$2,661	$2,648

Segment profit	$304	$308	$652	$626

		June 30,	December 31,	June 30,
(In millions)		2013	2012	2012

Total assets		$48,316	$49,420	$49,927

GECAS revenues decreased 3% and net earnings decreased 1% in the second quarter of 2013. Revenues decreased as a result of higher impairments ($0.1 billion) and lower gains, partially offset by organic revenue growth. The decrease in net earnings resulted primarily from higher impairments and lower gains, partially offset by core increases.

GECAS revenues were flat and net earnings increased 4% in the six months ended June 30, 2013. Revenues increased as a result of organic revenue growth ($0.1 billion), partially offset by higher impairments ($0.1 billion) and lower gains. The increase in net earnings resulted primarily from core increases ($0.1 billion), partially offset by higher impairments and lower gains.

Corporate Items and Eliminations

Corporate items and eliminations include an insignificant amount of Treasury operation earnings in both the second quarters of 2013 and 2012. Corporate items and eliminations include an insignificant amount and $0.1 billion of Treasury operation expenses for the six months ended June 30, 2013 and 2012, respectively. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

Corporate items and eliminations include adjustments in the second quarters and the first six months of 2013 and 2012 to bring our six month tax rates in line with the projected full year tax.

(56)

Certain amounts included in corporate items and eliminations are not allocated to the five operating businesses within the GE Capital segment because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included $0.1 billion in both the second quarter and first six months ended June 30, 2013 and an insignificant amount in both the second quarter and first six months ended 2012, primarily related to restructuring and other charges.

Income Taxes

Our provision for income taxes was an insignificant expense in the second quarter of 2013 (an effective tax rate of 0.6%), compared with $0.1 billion expense in the second quarter of 2012 (an effective tax rate of 4.6%). The decrease in tax expense is attributable to increased benefits from low-taxed global operations partially offset by the absence of the 2012 benefit attributable to the high tax basis in the entity sold in the Business Property disposition and the adjustment in the second quarter to bring our six month tax rate in line with the projected full year tax rate that was higher than the similar adjustment in the second quarter 2012.

The provision for income taxes was an expense of $0.1 billion for the first six months of 2013 (an effective tax rate of 2.3%), compared with $0.3 billion expense for the first six months of 2012 (an effective tax rate of 7.5%). The decrease in tax expense is attributable to increased benefits from low-taxed global operations including the first quarter tax benefits related to the extension of the U.S. tax provision deferring tax on active financial services income partially offset by the absence of the 2012 benefit attributable to the high tax basis in the entity sold in the Business Property disposition and the adjustment to bring our six month tax rate in line with the projected full year tax rate that was higher than the similar adjustment in the first six months of 2012.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted and the law extended several provisions, including a two year extension of the U.S. tax provision deferring tax on active financial services income retroactive to January 1, 2012. Under accounting rules, a tax law change is taken into account in calculating the income tax provision in the period enacted. Because the extension was enacted into law in 2013, tax expense in the first quarter of 2013 reflected retroactive extension of the previously expired provisions.

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

Discontinued Operations

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012

Earnings (loss) from discontinued operations,
net of taxes	$(121)	$(553)	$(230)	$(750)

(57)

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

Loss from discontinued operations, net of taxes, in the three months ended June 30, 2013 primarily reflected a $0.1 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan.

Loss from discontinued operations, net of taxes, in the three months ended June 30, 2012 primarily reflected a $0.3 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan, and a $0.2 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

Loss from discontinued operations, net of taxes, in the six months ended June 30, 2013 primarily reflected a $0.1 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan, and a $0.1 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

Loss from discontinued operations, net of taxes, in the six months ended June 30, 2012 primarily reflected a $0.4 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan, a $0.2 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC, and a $0.2 billion loss (which includes a $0.1 billion loss on disposal) related to Consumer Ireland.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position for the six months ended June 30, 2013 resulted from the following:

•	Repayments exceeded new issuances of total borrowings by $18.0 billion and collections (which includes sales) on financing receivables exceeded originations by $6.9 billion.

•	The U.S. dollar was stronger for most major currencies at June 30, 2013 than at December 31, 2012, decreasing the translated levels of our non-U.S. dollar assets and liabilities.

Our assets were $521.1 billion at June 30, 2013, an $18.2 billion decrease from December 31, 2012, and primarily reflect a reduction of net financing receivables of $11.9 billion and decreases in other assets of $9.8 billion and investment securities of $4.8 billion, partially offset by an increase in cash and equivalents of $7.6 billion, primarily due to the acquisition of the deposit business of MetLife Bank, N.A.

Our liabilities decreased $20.4 billion from December 31, 2012 to $436.3 billion at June 30, 2013, and primarily reflect a $23.8 billion net reduction in borrowings, primarily in short-term borrowings and commercial paper, which is consistent with our overall reduction in assets, partially offset by higher deposits at our banks of $2.1 billion. Deposits increased primarily due to the acquisition of the deposit business of MetLife Bank, N.A., partially offset by a reduction in deposits at our other banks.

Cash Flows

Our cash and equivalents were $69.5 billion at June 30, 2013, compared with $66.3 billion at June 30, 2012. Our cash from operating activities totaled $8.8 billion for the six months ended June 30, 2013, compared with cash from operating activities of $10.7 billion for the same period of 2012.

(58)

Cash from investing activities was $23.3 billion during the six months ended June 30, 2013, consistent with our plan to reduce GECC asset levels. Cash from investing activities for the period was primarily driven by: collections (which includes sales) exceeding originations of financing receivables of $6.9 billion; the acquisition of MetLife Bank, N.A. resulting in net cash provided by the acquisition of $6.4 billion; and principal business dispositions of $0.8 billion, including the disposition of our CLL fleet business in Canada of $0.6 billion. Additionally, included within all other investing activities were proceeds from real estate property sales of $4.1 billion, net maturities of investment securities of $2.4 billion and $2.0 billion related to net loan repayments from our equity method investments.

GECC cash used for financing activities for the six months ended June 30, 2013 of $23.9 billion related primarily to an $18.0 billion reduction in total borrowings, consisting primarily of reductions in short-term borrowings and commercial paper, and a $4.5 billion reduction in deposits at our banks, partially offset by $1.0 billion of proceeds from the issuance of preferred stock. Dividends of $1.9 billion paid to GE represent the distribution of a portion of GECC retained earnings. Beginning in the second quarter of 2012, GECC restarted its dividend to GE. In the second quarter of 2013, GECC paid GE a dividend of $0.4 billion and a special dividend of $1.5 billion.

Fair Value Measurements

See Note 1 in our 2012 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 10 to the condensed, consolidated financial statements.

At June 30, 2013, the aggregate amount of assets that are measured at fair value through earnings totaled $7.1 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities decreased to $43.7 billion at June 30, 2013 from $48.4 billion at December 31, 2012, primarily due to the sale of U.S. government and federal agency securities at our treasury operations and the impact of higher interest rates. Of the amount at June 30, 2013, we held debt securities with an estimated fair value of $43.2 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $24.5 billion, $6.0 billion, $2.1 billion and $3.0 billion, respectively. Net unrealized gains on debt securities were $2.9 billion and $4.8 billion at June 30, 2013 and December 31, 2012, respectively. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.3 billion, $0.1 billion, $0.1 billion and $0.1 billion, respectively, at June 30, 2013, as compared with $0.4 billion, $0.1 billion, $0.1 billion and $0.1 billion, respectively, at December 31, 2012.

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

(59)

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS are in a senior position in the capital structure of the deals and more than 70% are agency bonds or insured by Monoline insurers (Monolines) (on which we continue to place reliance). Of our total RMBS portfolio at June 30, 2013 and December 31, 2012, approximately $0.4 billion and $0.5 billion, respectively, relates to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of this exposure is related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

Our CMBS portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high quality properties (large loan CMBS), a majority of which were originated in 2008 and 2007. The vast majority of the securities in our CMBS portfolio have investment grade credit ratings and the vast majority of the securities are in a senior position in the capital structure of the deals.

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

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At June 30, 2013, our investment securities insured by Monolines on which we continue to place reliance were $1.2 billion, including $0.3 billion of our $0.4 billion investment in subprime RMBS. At June 30, 2013, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.2 billion.

Total pre-tax, other-than-temporary impairment losses during the three months ended June 30, 2013 were $0.1 billion, which was recognized in earnings and primarily relates to credit losses on corporate debt securities.

Total pre-tax, other-than-temporary impairment losses during the three months ended June 30, 2012 were an insignificant amount, which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities and other-than-temporary losses on equity securities.

Total pre-tax, other-than-temporary impairment losses during the six months ended June 30, 2013 were $0.4 billion, which was recognized in earnings and primarily relates to credit losses on corporate debt securities.

Total pre-tax, other-than-temporary impairment losses during the six months ended June 30, 2012 were $0.1 billion, which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities and other-than-temporary losses on equity securities.

(60)

At June 30, 2013 and December 31, 2012, unrealized losses on investment securities totaled $0.7 billion and $0.8 billion, respectively, including $0.4 billion and $0.8 billion, respectively, aged 12 months or longer. Of the amount aged 12 months or longer at June 30, 2013, more than 70% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.2 billion related to both structured securities (mortgage-backed and asset-backed) and corporate debt securities. With respect to our investment securities that are in an unrealized loss position, aged 12 months or longer at June 30, 2013, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. For additional information, see Note 3 to the condensed, consolidated financial statements.

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

(61)

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in Notes 4 and 12.

	Financing receivables		Nonearning receivables		Allowance for losses
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(In millions)	2013	2012	2013	2012	2013	2012

Commercial
CLL
Americas	$70,499	$72,517	$1,232	$1,333	$480	$490
Europe	35,839	37,035	958	1,299	329	445
Asia	9,907	11,401	177	193	72	80
Other	506	605	–	52	–	6
Total CLL	116,751	121,558	2,367	2,877	881	1,021

Energy
Financial
Services	4,671	4,851	4	–	8	9

GECAS	9,998	10,915	–	–	11	8

Other	425	486	6	13	2	3

Total Commercial	131,845	137,810	2,377	2,890	902	1,041

Real Estate	19,621	20,946	419	444	235	320

Consumer
Non-U.S.
residential
mortgages(a)	31,784	33,451	2,388	2,569	517	480
Non-U.S.
installment
and revolving
credit	17,620	18,546	225	224	663	623
U.S. installment
and revolving
credit	50,155	50,853	822	1,026	2,714	2,282
Non-U.S. auto	3,808	4,260	21	24	62	67
Other	7,547	8,070	324	351	195	172
Total Consumer	110,914	115,180	3,780	4,194	4,151	3,624
Total	$262,380	$273,936	$6,576	$7,528	$5,288	$4,985

(a)
Included financing receivables of $11,613 million and $12,221 million, nonearning receivables of $955 million and $1,036 million and allowance for losses of $167 million and $142 million at June 30, 2013 and December 31, 2012, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%). At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, about 85% are in our U.K. and France portfolios, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 87% and 65%, respectively. At June 30, 2013, 11% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

The portfolio of financing receivables, before allowance for losses, was $262.4 billion at June 30, 2013, and $273.9 billion at December 31, 2012. Financing receivables, before allowance for losses, decreased $11.6 billion from December 31, 2012, primarily as a result of collections (which includes sales) exceeding originations ($6.9 billion), write-offs ($2.9 billion) and the stronger U.S. dollar ($2.1 billion).

Related nonearning receivables totaled $6.6 billion (2.5% of outstanding receivables) at June 30, 2013, compared with $7.5 billion (2.7% of outstanding receivables) at December 31, 2012. Nonearning receivables decreased from December 31, 2012, primarily due to write-offs and payoffs at CLL and improved entry rates and collections in our Non-U.S. residential mortgage and U.S. installment and revolving portfolios.

(62)

The allowance for losses at June 30, 2013 totaled $5.3 billion compared with $5.0 billion at December 31, 2012, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses increased $0.3 billion from December 31, 2012, primarily because provisions were higher than write-offs, net of recoveries by $0.4 billion, which is attributable to an increase in provisions in our Consumer installment and revolving portfolios. The allowance for losses as a percent of total financing receivables increased from 1.8% at December 31, 2012 to 2.0% at June 30, 2013 primarily due to an increase in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables		nonearning financing receivables		total financing receivables
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Commercial
CLL
Americas	1.7%	1.8%	39.0%	36.8%	0.7%	0.7%
Europe	2.7	3.5	34.3	34.3	0.9	1.2
Asia	1.8	1.7	40.7	41.5	0.7	0.7
Other	–	8.6	–	11.5	–	1.0
Total CLL	2.0	2.4	37.2	35.5	0.8	0.8

Energy Financial Services	0.1	–	200.0	–	0.2	0.2

GECAS	–	–	–	–	0.1	0.1

Other	1.4	2.7	33.3	23.1	0.5	0.6

Total Commercial	1.8	2.1	37.9	36.0	0.7	0.8

Real Estate	2.1	2.1	56.1	72.1	1.2	1.5

Consumer
Non-U.S.
residential mortgages(a)	7.5	7.7	21.6	18.7	1.6	1.4
Non-U.S.
installment and
revolving credit	1.3	1.2	294.7	278.1	3.8	3.4
U.S. installment and
revolving credit	1.6	2.0	330.2	222.4	5.4	4.5
Non-U.S. auto	0.6	0.6	295.2	279.2	1.6	1.6
Other	4.3	4.3	60.2	49.0	2.6	2.1

Total Consumer	3.4	3.6	109.8	86.4	3.7	3.1

Total	2.5	2.7	80.4	66.2	2.0	1.8

(a)
Included nonearning financing receivables as a percent of financing receivables of 8.2% and 8.5%, allowance for losses as a percent of nonearning receivables of 17.5% and 13.7% and allowance for losses as a percent of total financing receivables of 1.4% and 1.2% at June 30, 2013 and December 31, 2012, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%). Compared to the overall Non-U.S. residential mortgage loan portfolio, the ratio of allowance for losses as a percent of financing receivables and ratio of allowance for losses as a percent of nonearning financing receivables for these loans are lower, driven primarily by the higher mix of such products in the U.K. and France portfolios and as a result of the better performance and collateral realization experience in these markets.

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

(63)

CLL − Americas. Nonearning receivables of $1.2 billion represented 18.7% of total nonearning receivables at June 30, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 36.8% at December 31, 2012, to 39.0% at June 30, 2013, reflecting a decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 1.8% at December 31, 2012, to 1.7% at June 30, 2013, primarily due to decreased nonearning exposures in our industrial materials and consumer-facing portfolios, partially offset by our Latin America portfolios. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

CLL – Europe. Nonearning receivables of $1.0 billion represented 14.6% of total nonearning receivables at June 30, 2013. The ratio of allowance for losses as a percent of nonearning receivables remained constant at 34.3% at June 30, 2013, reflecting a decrease in nonearning receivables and allowance for losses in our Interbanca S.p.A., acquisition finance and asset-backed lending portfolios. The majority of our CLL – Europe nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 58.4% at December 31, 2012, to 79.8% at June 30, 2013, primarily due to a decrease in nonearning receivables as a result of write-offs and sales in our acquisition finance and asset-backed lending portfolios. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.5% at December 31, 2012, to 2.7% at June 30, 2013, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our Interbanca S.p.A. and acquisition finance businesses, the purchased receivables for our asset-backed lending portfolio, and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.2 billion represented 2.7% of total nonearning receivables at June 30, 2013. The ratio of allowance for losses as a percent of nonearning receivables decreased from 41.5% at December 31, 2012, to 40.7% at June 30, 2013, primarily due to an increase in non-earnings in our structured finance business, partially offset by restructuring activities and write-offs resulting in a reduction of nonearning receivables in our asset based financing businesses in Japan and Australia. Collateral supporting these nonearning financing receivables is primarily manufacturing equipment, commercial real estate, corporate aircraft and assets in the auto industry.

Real Estate. Nonearning receivables of $0.4 billion represented 6.4% of total nonearning receivables at June 30, 2013. The slight decrease in nonearning receivables was primarily driven by resolution of North American multi-family and hotel nonearning loans, as well as European retail and mixed-use loans through payoffs and foreclosures. The ratio of allowance for losses as a percent of nonearning receivables decreased from 72.1% to 56.1% reflecting the reduction in overall reserves due to improving market conditions and higher originations. The ratio of allowance for losses as a percent of total financing receivables decreased from 1.5% at December 31, 2012, to 1.2% at June 30, 2013, driven primarily by write-offs and the reduction in overall reserves due to improving market conditions.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At June 30, 2013, total Real Estate financing receivables of $19.6 billion were primarily collateralized by office buildings ($4.8 billion), hotel properties ($3.4 billion), apartment buildings ($3.1 billion), warehouse ($2.7 billion) and retail facilities ($2.5 billion). In the first six months of 2013, commercial real estate markets continued to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.1 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At June 30, 2013, we had 107 foreclosed commercial real estate properties totaling $0.9 billion.

(64)

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $2.4 billion represented 36.3% of total nonearning receivables at June 30, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 18.7% at December 31, 2012 to 21.6% at June 30, 2013, as a result of lower nonearning receivables due to improved collections and an increase in the allowance for losses primarily in our U.K. and Spain portfolios. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 76% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 80% and 57%, respectively, and about 12% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At June 30, 2013, we had in repossession stock 501 houses in the U.K., which had a value of approximately $0.1 billion.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.2 billion represented 3.4% of total nonearning receivables at June 30, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 278.1% at December 31, 2012 to 294.7% at June 30, 2013, reflecting an increase in the allowance for losses primarily due to the approach described below.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.8 billion represented 12.5% of total nonearning receivables at June 30, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 222.4% at December 31, 2012 to 330.2% at June 30, 2013 reflecting an increase in the allowance for losses primarily due to the approach described below. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.0% at December 31, 2012 to 1.6% at June 30, 2013 primarily due to improved delinquency rates.

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

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans that are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $11.6 billion nonaccrual loans at June 30, 2013, $6.6 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
(In millions)	receivables	receivables

June 30, 2013

Commercial
CLL	$3,397	$2,367
Energy Financial Services	4	4
GECAS	–	–
Other	12	6
Total Commercial	3,413	2,377

Real Estate	4,294	419

Consumer	3,846	3,780
Total	$11,553	$6,576

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	June 30,	December 31,
	2013	2012
Loans requiring allowance for losses
Commercial(a)	$947	$1,372
Real Estate	1,521	2,202
Consumer	3,124	3,115
Total loans requiring allowance for losses	5,592	6,689

Loans expected to be fully recoverable
Commercial(a)	3,344	3,697
Real Estate	3,207	3,491
Consumer	85	105
Total loans expected to be fully recoverable	6,636	7,293
Total impaired loans	$12,228	$13,982

Allowance for losses (specific reserves)
Commercial(a)	$263	$487
Real Estate	144	188
Consumer	668	674
Total allowance for losses (specific reserves)	$1,075	$1,349

Average investment during the period	$13,172	$16,269
Interest income earned while impaired(b)	337	751

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)	Recognized principally on an accrual basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

Of our $4.7 billion impaired loans at Real Estate at June 30, 2013, $4.3 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

(66)

Our impaired loan balance at June 30, 2013 and December 31, 2012, classified by the method used to measure impairment was as follows.

	June 30,	December 31,
(In millions)	2013	2012

Method used to measure impairment
Discounted cash flow	$6,160	$6,704
Collateral value	6,068	7,278
Total	$12,228	$13,982

See Note 1 in our 2012 consolidated financial statements for further information on our valuation processes.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At June 30, 2013, TDRs included in impaired loans were $10.8 billion, primarily relating to Real Estate ($4.4 billion), CLL ($3.4 billion) and Consumer ($3.1 billion).

Real Estate TDRs decreased from $5.1 billion at December 31, 2012 to $4.4 billion at June 30, 2013, primarily driven by resolution of TDRs through paydowns and the effects of currency exchange, partially offset by extensions of loans scheduled to mature during 2013, some of which were classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the six months ended June 30, 2013, we modified $0.8 billion of loans classified as TDRs. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $2.9 billion and $4.5 billion of modifications classified as TDRs in the twelve months ended June 30, 2013 and 2012, respectively, $0.1 billion and $0.4 billion have subsequently experienced a payment default in the six months ended June 30, 2013 and 2012, respectively.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.1 billion at June 30, 2013 and $0.2 billion at December 31, 2012, and were 3.0% and 3.1%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the six months ended June 30, 2013, we provided short-term modifications of less than $0.1 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $0.9 billion of Consumer loans for the six months ended June 30, 2013, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 12 to the condensed, consolidated financial statements.

(67)

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 12 to the condensed, consolidated financial statements.

GECC Selected European Exposures

At June 30, 2013, we had $84.2 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 87% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (“focus countries”), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at June 30, 2013.
							Rest of	Total
June 30, 2013 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
before allowance
for losses on
financing receivables	$1,652	$271	$314	$6,733	$1	$2,979	$73,745	$85,695

Allowance for losses on
financing receivables	(111)	(20)	(7)	(201)	-	(117)	(1,074)	(1,530)

Financing receivables,
net of allowance
for losses on
financing receivables(a)(b)	1,541	251	307	6,532	1	2,862	72,671	84,165

Investments(c)(d)	3	-	-	473	-	164	2,179	2,819

Cost and equity method
investments(e)	305	-	388	65	34	2	696	1,490

Derivatives,
net of collateral(c)(f)	2	-	-	70	-	-	302	374

ELTO(g)	490	148	365	794	247	335	9,956	12,335

Real estate held for
investment(g)	796	-	-	414	-	-	5,867	7,077

Total funded exposures(h)	$3,137	$399	$1,060	$8,348	$282	$3,363	$91,671	$108,260

Unfunded commitments(i)	$22	$10	$108	$243	$5	$754	$8,736	$9,878

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $31.2 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 15% of these residential mortgage loans, substantially all of which were originated in the U.K., Poland and France.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $0.8 billion related to financial institutions, $0.3 billion related to non-financial institutions and $1.8 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.2 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

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

(h)
Excludes $36.2 billion of cash and equivalents, which is composed of $21.7 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.3 billion is in focus countries, and $14.5 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($11.1 billion) and sovereign bonds of non-focus countries ($3.4 billion), where the value of our collateral exceeds the amount of our cash exposure.

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

Other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $52.4 billion at June 30, 2013, a decrease of $9.8 billion, primarily related to the sale of certain held-for-sale real estate and aircraft ($2.7 billion), a decrease in the fair value of derivative instruments ($2.5 billion), the sale of certain real estate investments ($2.4 billion) and a decrease in our Penske investment ($1.2 billion). During the six months ended June 30, 2013, we recognized $0.2 billion of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $15.3 billion and $20.7 billion and Real Estate assets classified as held for sale of $2.4 billion and $0.3 billion at June 30, 2013 and December 31, 2012, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During the three and six months ended June 30, 2013, Real Estate recognized pre-tax impairments of $0.1 billion and $0.3 billion, respectively, in its real estate held for investment, which were primarily driven by the strategic decision to exit certain equity platforms. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at June 30, 2013 had a carrying value of $1.6 billion and an associated estimated unrealized loss of $0.2 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.  On March 19, 2013, in connection with GE’s sale of its remaining 49% interest in NBCUniversal LLC to Comcast Corporation, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York and the CNBC property located in Englewood Cliffs, New Jersey to affiliates of NBC Universal for $1.4 billion in cash.

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

(69)

Our 2013 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($44.3 billion at December 31, 2012), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $15 billion in the second quarter of 2013. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the second quarter of 2013, we earned interest income on financing receivables of $4.9 billion, which more than offset interest expense of $2.4 billion.

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

We are a regulated savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). In addition, on July 8, 2013, the U.S. Financial Stability Oversight Council (FSOC) designated GECC as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. Many of the rulemakings for supervision of nonbank SIFIs are not final and therefore the exact impact and implementation date remain uncertain. However, as we expected the nonbank SIFI designation, GECC has been planning for the enhanced prudential standards that will apply to nonbank SIFIs. These DFA rulemakings will require, among other items, enhanced capital and liquidity levels, compliance with the comprehensive capital analysis and review regulations (CCAR), compliance with counterparty credit exposure limits, and the development of a resolution plan for submission to regulators.

The FRB recently finalized regulations to revise and replace its current rules on capital adequacy and to extend capital regulations to savings and loan holding companies like GECC. Under the final rules, GECC expects that the standardized approach for calculating capital will apply to GECC, in its capacity as a Savings and Loan Holding Company, on January 1, 2015. However, that timing could change once nonbank SIFI rules are finalized. GECC will ultimately also become subject to the Basel III advanced capital rules that will be applicable to institutions with more than $250 billion in assets. Initial actions required for compliance with the advanced capital rules will begin once GECC is subject to regulatory capital rules. However, full implementation will take several years to complete.

The FRB has also indicated in a proposed rulemaking that they will require nonbank SIFIs to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this proposed regulation to GECC is not yet determined. While we are not yet subject to this regulation, our capital allocation planning remains subject to FRB review as a savings and loan holding company.

We undertake an annual review of our capital adequacy prior to establishing a plan for dividends to our parent. This review is based on a forward-looking assessment of our material enterprise risks and involves the consideration of a number of factors, including the impact of our announced goal to further reduce our ENI, which would reduce regulatory capital requirements. This analysis also includes an assessment of our capital and liquidity levels, as well as incorporating risk management and governance considerations. The capital adequacy review was approved by the GECC board of directors and the GE Board of Directors Risk Committee in the first quarter of 2013. While a savings and loan holding company and nonbank SIFI like GECC is currently not required to obtain FRB approval to pay a dividend, it may not, under FRB regulations, conduct its operations in an unsafe or unsound manner. The FRB has articulated factors that it expects boards of directors of bank holding companies and savings and loan holding companies to consider in determining whether to pay a dividend.

Overall, GECC does not believe that designation as a nonbank SIFI will have a material impact on its business or operations.

Liquidity Sources

We maintain liquidity sources that include cash and equivalents, committed unused credit lines and high-quality, liquid investments.

We have cash and equivalents of $69.5 billion at June 30, 2013, which is available to meet our needs.

(70)

We have committed, unused credit lines totaling $47.6 billion that have been extended to us by 48 financial institutions at June 30, 2013. GECC can borrow up to $47.6 billion under all of these credit lines. GE can borrow up to $12.8 billion under certain of these credit lines. These lines include $27.2 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $20.4 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one to two years from the date of expiration of the lending agreement.

Cash and equivalents of $45.4 billion at June 30, 2013 are held by non-U.S. subsidiaries. Of this amount at quarter-end, $7.3 billion is indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans are required to be outstanding for less than 60 days during the year.

About $12 billion of cash and equivalents are in regulated banks and insurance entities and are subject to regulatory restrictions.

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

GE reduced its GE Capital ending net investment, excluding cash and equivalents, to $391 billion at June 30, 2013.

Through June 30, 2013, we completed issuances of $24.8 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 40 years (and subsequent to June 30, 2013, an additional $5.1 billion). Average commercial paper borrowings during the second quarter were $37.9 billion, and the maximum amount of commercial paper borrowings outstanding during the second quarter was $39.2 billion. Our commercial paper maturities are funded principally through new commercial paper issuances.

We securitize financial assets as an alternative source of funding. During 2013, we completed $5.4 billion of non-recourse issuances and had maturities of $5.2 billion. At June 30, 2013, non-recourse borrowings were $30.3 billion.

We have deposit-taking capability at 12 banks outside of the U.S. and two banks in the U.S. – GE Capital Retail Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from two months to ten years. On January 11, 2013, the FSB acquired the deposit business of MetLife Bank, N.A. This acquisition added approximately $6.4 billion in deposits and an online banking platform.

Total alternative funding at June 30, 2013 was $103 billion, composed mainly of $49 billion bank deposits, $30 billion of non-recourse securitization borrowings, $10 billion of funding secured by real estate, aircraft and other collateral and $8 billion GE Interest Plus notes. The comparable amount at December 31, 2012 was $101 billion.

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where we have the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on our liquidity profile and other factors. During the first half of 2013, we settled $7.8 billion of callable debt, of which $4.1 billion was called in 2012. An additional $0.2 billion of debt was called during the second quarter of 2013 that will settle after June 30, 2013.

Income Maintenance Agreement

As set forth in Exhibit 12 hereto, GECC’s ratio of earnings to fixed charges was 1.78:1 during the six months ended June 30, 2013 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 consolidated financial statements.

(71)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our consolidated financial statements for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2013, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3. “Legal Proceedings” in our consolidated financial statements for the fiscal year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

We sold WMC, our U.S. mortgage business, in 2007. WMC substantially discontinued all new loan originations in 2007, and was not a loan servicer. In connection with the sale, WMC retained certain representation and warranty obligations related to loans sold to third parties prior to the disposal of the business.

There are 15 lawsuits relating to pending mortgage loan repurchase claims in which WMC is a party. The adverse parties in these cases are trustees of private label residential mortgage-backed securitization trusts or parties claiming to act on their behalf. While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages.

Four WMC cases are pending in the United States District Court for the District of Connecticut. All of these cases were initiated in 2012. Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in three cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case. The Deutsche Bank complaints assert claims on approximately $2,700 million of mortgage loans and seek to recover damages on these loans in excess of approximately $1,300 million. The Law Debenture complaint asserts claims on approximately $1,000 million of mortgage loans, and alleges losses on these loans in excess of approximately $425 million. GECC was initially named a defendant in each of the Connecticut cases and has been dismissed from all of those cases without prejudice.

Six WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), of which three were initiated by WMC seeking declaratory judgment. Five of these cases were filed in 2012, and one was filed in 2011. One additional case filed by WMC in the fourth quarter 2012 was dismissed without prejudice by the court on July 22, 2013, due to the existence of a proceeding involving the same securitization in New York State Supreme Court, as described below. The Minnesota cases involve claims on approximately $1,800 million of mortgage loans and do not specify the amount of damages sought.

(72)

Three cases are pending in New York State Supreme Court. One case, in which the plaintiff is Seagull Point, LLC (Seagull Point), acting individually and purportedly on behalf of Morgan Stanley ABS Capital I Trust 2007-HE5, was initiated in the second quarter 2013 and names as defendants WMC, Decision One Mortgage Company, LLC, Morgan Stanley Mortgage Capital Inc. and Morgan Stanley ABS Capital I (as nominal defendant). Seagull Point claims aggregate loan losses and seeks related damages against all defendants in excess of $476 million. The second case was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC. It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages plaintiff seeks to recover. The third case, in which the plaintiff is The Bank of New York Mellon (BNY), was initiated in the fourth quarter 2012 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. GECC, which was initially named, is no longer a defendant.  This case arises from the same securitization as one of the cases initiated by WMC in Minnesota, noted above. BNY asserts claims on approximately $1,900 million of mortgage loans, and seeks to recover damages in excess of $650 million.

Two cases are pending in the United States District Court for the Southern District of New York. One case, in which the plaintiff is BNY, was filed in the third quarter 2012. In the second quarter 2013, BNY filed an amended complaint in which it asserts claims on approximately $900 million of mortgage loans, and seeks to recover damages in excess of $378 million. One case was initiated by the Federal Housing Finance Agency (FHFA) by filing a summons with notice in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,400 million of loans and alleging losses on these loans in excess of approximately $100 million.

The amounts of the mortgage loans at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Of the mortgage loans involved in these lawsuits, approximately $4,000 million were included in WMC’s pending claims at June 30, 2013. The claims relating to other mortgage loans not included in WMC’s pending claims consist of sampling-based claims in two cases on approximately $900 million of mortgage loans and, in seven cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $5,700 million of mortgage loans. See Note 2 to the condensed, consolidated financial statements in Part I, Item 1 “Financial Statements” of this Form 10-Q Report for additional information.

(73)

Item 6. Exhibits.

Exhibit 3(i)
A complete copy of the Certificate of Incorporation of GECC consisting of the Restated Certificate of Incorporation of GECC as filed with the Office of the Secretary of State, State of Delaware on April 1, 2008, as amended by the Certificates of Designations of GECC with respect to the Series A, Series B and Series C Preferred Stock as filed with the Office of the Secretary of State, State of Delaware on June 8, 2012, July 25, 2012 and May 30, 2013, respectively.

Exhibit 4
Form of Certificate representing the Series C Preferred Stock (Incorporated by reference to Exhibit 4.1 of GECC’s Current Report on Form 8-K dated as of June 3, 2013) (Commission file number 001-06461).

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
Exhibit 101
The following materials from General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and six months ended June 30, 2013 and 2012, (ii) Condensed Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Statement of Changes in Shareowners’ Equity for the six months ended June 30, 2013 and 2012, (iv) Condensed Statement of Financial Position at June 30, 2013 and December 31, 2012, (v) Condensed Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Condensed, Financial Statements.*

*
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

General Electric Capital Corporation (Registrant)
July 26, 2013	/s/ Walter Ielusic
Date	Walter Ielusic Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(75)