Form 10-Q
period 2013-09-30
GENERAL ELECTRIC CAPITAL CORP
filed 2013-11-01
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR
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

At November 1, 2013, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

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

(2)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Earnings
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Revenues
Revenues from services (a)	$10,693	$11,265	$33,562	$33,967
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(62)	(25)	(503)	(90)
Less: portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	6	-	36	1
Net other-than-temporary impairment on investment securities
recognized in earnings	(56)	(25)	(467)	(89)
Revenues from services (Note 9)	10,637	11,240	33,095	33,878
Sales of goods	33	34	90	90
Total revenues	10,670	11,274	33,185	33,968

Costs and expenses
Interest	2,241	2,798	7,046	8,962
Operating and administrative	2,992	3,020	9,347	8,896
Cost of goods sold	29	27	75	75
Investment contracts, insurance losses and insurance annuity benefits	714	798	2,131	2,271
Provision for losses on financing receivables	821	1,122	3,338	2,728
Depreciation and amortization	1,967	1,734	5,372	5,022
Total costs and expenses	8,764	9,499	27,309	27,954

Earnings from continuing operations before income taxes	1,906	1,775	5,876	6,014
Benefit (provision) for income taxes	(1)	(80)	(94)	(399)

Earnings from continuing operations	1,905	1,695	5,782	5,615
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(83)	(107)	(313)	(857)
Net earnings	1,822	1,588	5,469	4,758
Less: net earnings (loss) attributable to noncontrolling interests	10	20	38	46
Net earnings attributable to GECC	1,812	1,568	5,431	4,712
Preferred stock dividends declared	-	-	(135)	-
Net earnings attributable to GECC common shareowner	$1,812	$1,568	$5,296	$4,712

Amounts attributable to GECC
Earnings from continuing operations	$1,895	$1,675	$5,744	$5,569
Earnings (loss) from discontinued operations, net of taxes	(83)	(107)	(313)	(857)
Net earnings attributable to GECC	$1,812	$1,568	$5,431	$4,712

(a)	Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

(3)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Net earnings	$1,822	$1,588	$5,469	$4,758
Less: net earnings (loss) attributable to noncontrolling interests	10	20	38	46
Net earnings attributable to GECC	$1,812	$1,568	$5,431	$4,712

Other comprehensive income (loss)
Investment securities	$159	$128	$(377)	$636
Currency translation adjustments	(122)	529	(115)	255
Cash flow hedges	63	27	349	139
Benefit plans	8	(11)	30	(16)
Other comprehensive income (loss)	108	673	(113)	1,014
Less: other comprehensive income (loss) attributable to
noncontrolling interests	12	2	(10)	1
Other comprehensive income (loss) attributable to GECC	$96	$671	$(103)	$1,013

Comprehensive income	$1,930	$2,261	$5,356	$5,772
Less: comprehensive income (loss) attributable to
noncontrolling interests	22	22	28	47
Comprehensive income attributable to GECC	$1,908	$2,239	$5,328	$5,725

Amounts presented net of taxes. See Note 8 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Changes in Shareowners’ Equity (Unaudited)
	Nine months ended September 30,
(In millions)	2013	2012

GECC shareowners' equity balance at January 1	$81,890	$77,110
Increases from net earnings attributable to GECC	5,431	4,712
Dividends and other transactions with shareowners	(4,082)	(5,447)
Other comprehensive income (loss) attributable to GECC	(103)	1,013
Changes in additional paid-in capital	978	3,961
Ending balance at September 30	84,114	81,349
Noncontrolling interests	539	711
Total equity balance at September 30	$84,653	$82,060

See Note 8 for further information about changes in shareowners’ equity.

See accompanying notes.

(4)

General Electric Capital Corporation and consolidated affiliates

Condensed Statement of Financial Position

	September 30,	December 31,
(In millions, except share information)	2013	2012
	(Unaudited)
Assets
Cash and equivalents	$76,298	$61,942
Investment securities (Note 3)	43,805	48,439
Inventories	78	79
Financing receivables – net (Notes 4 and 12)	254,223	268,951
Other receivables	14,899	13,917
Property, plant and equipment, less accumulated amortization of $26,346
and $26,113	51,680	52,974
Goodwill (Note 5)	26,696	27,032
Other intangible assets – net (Note 5)	1,176	1,294
Other assets	50,139	62,201
Assets of businesses held for sale (Note 2)	51	211
Assets of discontinued operations (Note 2)	1,664	2,299
Total assets(a)	$520,709	$539,339

Liabilities and equity
Short-term borrowings (Note 6)	$79,830	$95,940
Accounts payable	7,189	6,259
Non-recourse borrowings of consolidated securitization entities (Note 6)	29,966	30,123
Bank deposits (Note 6)	50,761	46,461
Long-term borrowings (Note 6)	215,503	224,776
Investment contracts, insurance liabilities and insurance annuity benefits	27,155	28,696
Other liabilities	17,656	15,961
Deferred income taxes	5,660	5,988
Liabilities of businesses held for sale (Note 2)	4	157
Liabilities of discontinued operations (Note 2)	2,332	2,381
Total liabilities(a)	436,056	456,742

Preferred stock, $0.01 par value (750,000 shares authorized at both September 30, 2013
and December 31, 2012, and 50,000 and 40,000 shares issued and outstanding	-	-
at September 30, 2013 and December 31, 2012, respectively)
Common stock, $14 par value (4,166,000 shares authorized at
both September 30, 2013 and December 31, 2012 and 1,000 shares
issued and outstanding at both September 30, 2013 and December 31, 2012, respectively)	-	-
Accumulated other comprehensive income (loss) – net(b)
Investment securities	297	673
Currency translation adjustments	(238)	(131)
Cash flow hedges	(396)	(746)
Benefit plans	(706)	(736)
Additional paid-in capital	32,564	31,586
Retained earnings	52,593	51,244
Total GECC shareowners' equity	84,114	81,890
Noncontrolling interests(c)(Note 8)	539	707
Total equity	84,653	82,597
Total liabilities and equity	$520,709	$539,339

(a)
Our consolidated assets at September 30, 2013 include total assets of $46,877 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $40,398 million and investment securities of $4,148 million. Our consolidated liabilities at September 30, 2013 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GECC. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $28,416 million. See Note 13.

(b)	The sum of accumulated other comprehensive income (loss) attributable to GECC was $(1,043) million and $(940) million at September 30, 2013 and December 31, 2012, respectively.

(c)	Included accumulated other comprehensive income (loss) attributable to noncontrolling interests of $(139) million and $(129) million at September 30, 2013 and December 31, 2012, respectively.

See accompanying notes.

(5)

General Electric Capital Corporation and consolidated affiliates

Condensed Statement of Cash Flows

(Unaudited)

	Nine months ended September 30,
(In millions)	2013	2012

Cash flows – operating activities
Net earnings	$5,469	$4,758
Less: net earnings (loss) attributable to noncontrolling interests	38	46
Net earnings attributable to GECC	5,431	4,712
(Earnings) loss from discontinued operations	313	857
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	5,372	5,022
Increase (decrease) in accounts payable	747	(310)
Provision for losses on financing receivables	3,338	2,728
All other operating activities	(3,335)	1,881
Cash from (used for) operating activities – continuing operations	11,866	14,890
Cash from (used for) operating activities – discontinued operations	(104)	142
Cash from (used for) operating activities	11,762	15,032

Cash flows – investing activities
Additions to property, plant and equipment	(7,582)	(8,098)
Dispositions of property, plant and equipment	4,119	4,836
Increase in loans to customers	(219,256)	(217,198)
Principal collections from customers – loans	229,207	227,408
Investment in equipment for financing leases	(6,251)	(6,585)
Principal collections from customers – financing leases	8,001	9,150
Net change in credit card receivables	(3,206)	(3,254)
Proceeds from sales of discontinued operations	-	227
Proceeds from principal business dispositions	841	244
Net cash from (payments for) principal businesses purchased	6,384	-
All other investing activities	15,916	9,519
Cash from (used for) investing activities – continuing operations	28,173	16,249
Cash from (used for) investing activities – discontinued operations	95	(152)
Cash from (used for) investing activities	28,268	16,097

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(9,917)	(1,209)
Net increase (decrease) in bank deposits	(2,222)	1,195
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	8	59
Long-term (longer than one year)	41,347	43,156
Repayments and other debt reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	(46,686)	(66,837)
Long-term (longer than one year)	(3,182)	(3,162)
Non-recourse, leveraged leases	(528)	(389)
Proceeds from issuance of preferred stock	990	3,960
Dividends paid to shareowners	(4,082)	(5,446)
All other financing activities	(425)	(2,729)
Cash from (used for) financing activities – continuing operations	(24,697)	(31,402)
Cash from (used for) financing activities – discontinued operations	15	-
Cash from (used for) financing activities	(24,682)	(31,402)

Effect of currency exchange rate changes on cash and equivalents	(986)	1,227

Increase (decrease) in cash and equivalents	14,362	954
Cash and equivalents at beginning of year	62,044	76,823
Cash and equivalents at September 30	76,406	77,777
Less: cash and equivalents of discontinued operations at September 30	108	110
Cash and equivalents of continuing operations at September 30	$76,298	$77,667

See accompanying notes.

(6)

General Electric Capital Corporation and consolidated affiliates
Summary of Operating Segments
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Revenues
CLL	$3,677	$4,028	$11,091	$12,406
Consumer	3,747	3,911	11,353	11,600
Real Estate	689	948	3,218	2,660
Energy Financial Services	438	401	1,084	1,086
GECAS	1,312	1,249	3,973	3,897
Total segment revenues	9,863	10,537	30,719	31,649
Corporate items and eliminations	807	737	2,466	2,319
Total revenues	$10,670	$11,274	$33,185	$33,968

Segment profit
CLL	$479	$563	$1,702	$1,855
Consumer	889	749	2,240	2,485
Real Estate	464	217	1,589	494
Energy Financial Services	150	132	293	325
GECAS	173	251	825	877
Total segment profit	2,155	1,912	6,649	6,036
Corporate items and eliminations	(260)	(237)	(905)	(467)
Earnings from continuing operations
attributable to GECC	1,895	1,675	5,744	5,569
Earnings (loss) from discontinued operations,
net of taxes, attributable to GECC	(83)	(107)	(313)	(857)
Total net earnings attributable to GECC	$1,812	$1,568	$5,431	$4,712

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

(8)

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the first quarter of 2013, we committed to sell our Consumer auto and personal loan business in Portugal.  We completed the sale on July 15, 2013 for proceeds of $83 million.

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

Summarized financial information for businesses held for sale is shown below.

	September 30,	December 31,
(In millions)	2013	2012

Assets
Cash and equivalents	$4	$74
Financing receivables – net	-	47
Property, plant and equipment – net	-	31
All other	47	59
Assets of businesses held for sale	$51	$211

Liabilities
Short-term borrowings	$-	$138
All other	4	19
Liabilities of businesses held for sale	$4	$157

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

(9)

Summarized financial information for discontinued operations is shown below.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Operations
Total revenues (loss)	$79	$(17)	$109	$(161)

Earnings (loss) from discontinued operations
before income taxes	$1	$(139)	$(157)	$(587)
Benefit (provision) for income taxes	9	30	151	187
Earnings (loss) from discontinued operations,
net of taxes	$10	$(109)	$(6)	$(400)

Disposal
Gain (loss) on disposal before income taxes	$(108)	$(4)	$(390)	$(506)
Benefit (provision) for income taxes	15	6	83	49
Gain (loss) on disposal, net of taxes	$(93)	$2	$(307)	$(457)

Earnings (loss) from discontinued operations,
net of taxes	$(83)	$(107)	$(313)	$(857)

	September 30,	December 31,
(In millions)	2013	2012

Assets
Cash and equivalents	$108	$102
Property, plant and equipment – net	474	699
All other	1,082	1,498
Assets of discontinued operations	$1,664	$2,299

Liabilities
Deferred income taxes	$325	$374
All other	2,007	2,007
Liabilities of discontinued operations	$2,332	$2,381

Assets at September 30, 2013 and December 31, 2012 primarily comprised cash, property, plant and equipment - net and a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

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

(10)

Overall, excess interest refund claims experience has been difficult to predict and subject to several adverse factors, including the challenging global economic conditions over the last few years, the financial status of other Japanese personal lenders (including the 2010 bankruptcy of a large independent personal loan company), substantial ongoing legal advertising, and consumer behavior. Our reserves declined from $700 million at December 31, 2012 to $527 million at September 30, 2013, as claim payments and the effects of a strengthening U.S. dollar against the Japanese yen were partially offset by an increase to reserves of $205 million. In determining reserve levels, we consider analyses of recent and historical claims experience, as well as pending and estimated future refund requests, adjusted for the estimated percentage of customers who present valid requests and associated estimated payments. We determined our reserve assuming the pace of incoming claims will decelerate, that average exposure per claim remains consistent with recent experience, and that we continue to see the impact of loss mitigation efforts. Since our disposition of the business, incoming claims have continued to decline; however, it is highly variable and difficult to predict the pace and pattern of that decline and such assumptions have a significant effect on the total amount of our liability. Holding all other assumptions constant, an adverse change of 20% and 50% in assumed incoming daily claim rate reduction (resulting in an extension of the claim period and higher incoming claims), would result in an increase to our reserve of approximately $75 million and $400 million, respectively. We continue to closely monitor and evaluate claims activity.

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

GE Money Japan earnings (loss) from discontinued operations, net of taxes, were $(80) million and $(9) million in the three months ended September 30, 2013 and 2012, respectively, and $(196) million and $(363) million in the nine months ended September 30, 2013 and 2012, respectively.

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

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $6,311 million at September 30, 2013, $5,357 million at December 31, 2012 and $705 million at December 31, 2011. Pending claims represent those active repurchase claims that identify the specific loans tendered for repurchase and, for each loan, the alleged breach of a representation or warranty. As such, they do not include unspecified repurchase claims, such as the Litigation Claims discussed below, or claims relating to breaches of representations that were made more than six years before WMC was notified of the claim. WMC believes that these repurchase claims do not meet the substantive and procedural requirements for tender under the governing agreements, would be disallowed in legal proceedings under applicable statutes of limitations or are otherwise invalid. The amounts reported in pending claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Historically, a small percentage of the total loans WMC originated and sold have been treated as “validly tendered,” meaning the loan was subject to repurchase because there was a breach of a representation and warranty that materially and adversely affected the value of the loan, and the demanding party met all other procedural and substantive requirements for repurchase.

Reserves related to WMC pending and estimated future loan repurchase claims were $800 million at September 30, 2013, reflecting an increase to reserves in the nine months ended September 30, 2013 of $167 million due to incremental claim activity and updates to WMC’s estimate of future losses. The amount of these reserves is based upon pending and estimated future loan repurchase requests, WMC’s historical loss experience and evaluation of claim activity on loans tendered for repurchase.

(11)

The following table provides a roll forward of the reserve and pending repurchase claims.

	Reserve			Pending claims
	Three months ended	Nine months ended		Three months ended	Nine months ended
(In millions)	September 30, 2013	September 30, 2013	(In millions)	September 30, 2013	September 30, 2013

Reserve, beginning			Pending claims,
of period	$787	$633	beginning of period	$6,335	$5,357
Provision	18	172	New claims	-	978
Claim resolutions/ rescissions	(5)	(5)	Claim resolutions/ rescissions	(24)	(24)
Reserve, end			Pending claims, end
of period	$800	$800	of period	$6,311	$6,311

Given the significant recent activity in pending claims and related litigation filed in connection with such claims, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve for pending and estimated future loan repurchase claims may result in an increase to these reserves. For example, a 50% increase in the estimate of future loan repurchase requests and a 100% increase in the estimated loss rate on loans tendered (and assuming settlements at current demands), would result in an increase to the reserves of approximately $525 million.

There are 16 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 15 securitizations. WMC initiated three of the cases as the plaintiff; in the other cases WMC is a defendant. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. In 12 of these lawsuits, the adverse parties seek compensatory or other relief for mortgage loans beyond those included in WMC’s previously discussed pending claims at September 30, 2013 (Litigation Claims). These Litigation Claims consist of sampling-based claims in two cases on approximately $900 million of mortgage loans and, in the other ten cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $5,700 million of mortgage loans. These claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. As noted above, WMC believes that the Litigation Claims conflict with the governing agreements and applicable law. As a result, WMC has not included the Litigation Claims in its pending claims or in its estimates of future loan repurchase requests and holds no related reserve as of September 30, 2013.

At this point, WMC is unable to develop a meaningful estimate of reasonably possible loss in connection with the Litigation Claims described above due to a number of factors, including the extent to which courts will agree with the theories supporting the Litigation Claims. The case law on these issues is unsettled, and while several courts have supported some of the theories underlying WMC’s legal defenses, other courts have rejected them. There are a number of pending cases, including WMC cases, which, in the coming months, could provide more certainty regarding the legal status of these claims. An adverse court decision on any of the theories supporting the Litigation Claims could increase WMC’s exposure in some or all of the 16 lawsuits, result in a reclassification of some or all of the Litigation Claims to Pending Claims and provoke new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to all the claims asserted in litigation, including, for example, causation and materiality requirements, limitations on remedies for breach of representations and warranties, and the applicable statutes of limitations. To the extent WMC is required to repurchase loans, WMC’s loss also would be affected by several factors, including pay downs, accrued interest and fees, and the value of the underlying collateral. It is not possible to predict the outcome or impact of these defenses and other factors, any one of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

WMC has received claims on approximately $1,000 million of mortgage loans after the expiration of the statute of limitations as of September 30, 2013, $700 million of which are also included as Litigation Claims. Subsequent to September 30, 2013, WMC has received approximately $600 million of additional claims tendered after the six-year anniversary of the securitization. WMC has also received unspecified indemnification demands from depositors/underwriters/sponsors of residential mortgage-backed securities (RMBS) in connection with lawsuits brought by RMBS investors concerning alleged misrepresentations in the securitization offering documents to which WMC is not a party. WMC believes that it has defenses to these demands.

(12)

The reserve estimates reflect judgment, based on currently available information, and a number of assumptions, including economic conditions, claim activity, pending and threatened litigation, indemnification demands, estimated repurchase rates, and other activity in the mortgage industry. Actual losses arising from claims against WMC could exceed the reserve amount and additional claims and lawsuits could result if actual claim rates, governmental actions, litigation and indemnification activity, adverse court decisions, settlement activity, actual repurchase rates or losses WMC incurs on repurchased loans differ from its assumptions. It is difficult to develop a meaningful estimate of aggregate possible claims exposure because of uncertainties surrounding economic conditions, the ability and propensity of mortgage loan holders to present and resolve valid claims, governmental actions, mortgage industry activity and litigation, court decisions affecting WMC’s defenses, and pending and threatened litigation and indemnification demands against WMC.

WMC revenues (loss) from discontinued operations were $(13) million and $(117) million in the three months ended September 30, 2013 and 2012, respectively, and $(167) million and $(475) million in the nine months ended September 30, 2013 and 2012, respectively. WMC’s losses from discontinued operations, net of taxes, were $11 million and $78 million in the three months ended September 30, 2013 and 2012, respectively, and $116 million and $314 million in the nine months ended September 30, 2013 and 2012, respectively.

Other

In the first quarter of 2013, we announced the planned disposition of CLL Trailer Services and classified the business as discontinued operations. CLL Trailer Services revenues from discontinued operations were $91 million and $95 million in the three months ended September 30, 2013 and 2012, respectively, and $274 million and $301 million in the nine months ended September 30, 2013 and 2012, respectively. CLL Trailer Services earnings (loss) from discontinued operations, net of taxes, were $(9) million and $5 million in the three months ended September 30, 2013 and 2012, respectively, and $(19) million (including a $118 million loss on disposal) and $24 million in the nine months ended September 30, 2013 and 2012, respectively.

In the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations. We completed the sale in the third quarter of 2012 for proceeds of $227 million. Consumer Ireland revenues from discontinued operations were an insignificant amount and $1 million in the three months ended September 30, 2013 and 2012, respectively, and an insignificant amount and $7 million in the nine months ended September 30, 2013 and 2012, respectively. Consumer Ireland earnings (loss) from discontinued operations, net of taxes, were $6 million and $(8) million in the three months ended September 30, 2013 and 2012, respectively, and $7 million and $(194) million (including a $121 million loss on disposal) in the nine months ended September 30, 2013 and 2012, respectively.

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

(13)

	September 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$20,050	$2,516	$(209)	$22,357	$20,233	$4,201	$(302)	$24,132
State and municipal	4,187	246	(189)	4,244	4,084	575	(113)	4,546
Residential mortgage-backed(a)	1,944	146	(59)	2,031	2,198	183	(119)	2,262
Commercial mortgage-backed	2,919	194	(88)	3,025	2,930	259	(95)	3,094
Asset-backed	6,533	8	(62)	6,479	5,784	31	(77)	5,738
Corporate – non-U.S.	1,893	101	(96)	1,898	2,391	150	(126)	2,415
Government – non-U.S.	2,370	86	(7)	2,449	1,617	149	(3)	1,763
U.S. government and
federal agency	839	52	(40)	851	3,462	103	-	3,565
Retained interests	67	11	-	78	76	7	-	83
Equity
Available-for-sale	208	46	(3)	251	513	86	(3)	596
Trading	142	-	-	142	245	-	-	245
Total	$41,152	$3,406	$(753)	$43,805	$43,533	$5,744	$(838)	$48,439

(a)
Substantially collateralized by U.S. mortgages. Of our total RMBS portfolio at September 30, 2013, $1,286 million relates to securities issued by government-sponsored entities and $745 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities decreased to $43,805 million at September 30, 2013, from $48,439 million at December 31, 2012, primarily due to the sale of U.S. government and federal agency securities at our treasury operations and the impact of higher interest rates.

(14)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses	(a)	fair value	losses	(a)

September 30, 2013
Debt
U.S. corporate	$2,120	$(134)		$416	$(75)
State and municipal	996	(84)		313	(105)
Residential mortgage-backed	237	(9)		511	(50)
Commercial mortgage-backed	292	(26)		773	(62)
Asset-backed	5,950	(13)		404	(49)
Corporate – non-U.S.	140	(1)		495	(95)
Government – non-U.S.	1,474	(6)		40	(1)
U.S. government and federal agency	444	(40)		-	-
Retained interests	9	-		-	-
Equity	16	(3)		-	-
Total	$11,678	$(316)		$2,952	$(437)

December 31, 2012
Debt
U.S. corporate	$434	$(7)		$813	$(295)
State and municipal	146	(2)		326	(111)
Residential mortgage-backed	98	(1)		691	(118)
Commercial mortgage-backed	37	-		979	(95)
Asset-backed	18	(1)		658	(76)
Corporate – non-U.S.	167	(8)		602	(118)
Government – non-U.S.	201	(1)		37	(2)
U.S. government and federal agency	-	-		-	-
Retained interests	3	-		-	-
Equity	26	(3)		-	-
Total	$1,130	$(23)		$4,106	$(815)

(a)	Includes gross unrealized losses at September 30, 2013 of $(131) million related to securities that had other-than-temporary impairments previously recognized.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the nine months ended September 30, 2013 have not changed from those described in Note 3 in our 2012 consolidated financial statements.

During the three months ended September 30, 2013, we recognized pre-tax, other-than-temporary impairments of $62 million, of which $56 million was recorded through earnings ($13 million relates to equity securities), and $6 million was recorded in accumulated other comprehensive income (loss) (AOCI). At July 1, 2013, cumulative impairments recognized in earnings associated with debt securities still held were $777 million. During the three months ended September 30, 2013, we recognized no first-time impairments and incremental charges on previously impaired securities of $42 million. Of these cumulative amounts recognized through September 30, 2013, $52 million related to securities that were subsequently sold before the end of the third quarter of 2013.

During the three months ended September 30, 2012, we recognized pre-tax, other-than-temporary impairments of $25 million, all of which was recorded through earnings. At July 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $410 million. During the three months ended September 30, 2012, we recognized no first-time impairments and incremental charges on previously impaired securities of $13 million. Of these cumulative amounts recognized through September 30, 2012, $39 million related to securities that were subsequently sold before the end of the third quarter of 2012.

(15)

During the nine months ended September 30, 2013, we recognized pre-tax, other-than-temporary impairments of $503 million, of which $467 million was recorded through earnings ($14 million relates to equity securities), of which $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE, and $36 million was recorded in AOCI. At January 1, 2013, cumulative impairments recognized in earnings associated with debt securities still held were $420 million. During the nine months ended September 30, 2013, we recognized first-time impairments of $385 million and incremental charges on previously impaired securities of $61 million. Of these cumulative amounts recognized through September 30, 2013, $99 million related to securities that were subsequently sold before the end of the third quarter of 2013.

During the nine months ended September 30, 2012, we recognized pre-tax, other-than-temporary impairments of $90 million, of which $89 million was recorded through earnings ($24 million relates to equity securities) and $1 million was recorded in AOCI. At January 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $558 million. During the nine months ended September 30, 2012, we recognized first-time impairments of $10 million and incremental charges on previously impaired securities of $25 million. Of these cumulative amounts recognized through September 30, 2012, $209 million related to securities that were subsequently sold before the end of the third quarter of 2012.

Contractual Maturities of Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized	Estimated
	cost	fair value
Due
Within one year	$2,771	$2,786
After one year through five years	3,480	3,688
After five years through ten years	5,032	5,264
After ten years	18,056	20,061

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Gains	$34	$26	$219	$85
Losses, including impairments	(60)	(55)	(477)	(159)
Net	$(26)	$(29)	$(258)	$(74)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $2,890 million and $2,696 million in the three months ended September 30, 2013 and 2012, respectively, and $12,815 million and $9,200 million in the nine months ended September 30, 2013 and 2012, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains (losses) on trading securities of $4 million and $1 million in the three months ended September 30, 2013 and 2012, respectively, and $45 million and $37 million in the nine months ended September 30, 2013 and 2012, respectively.

(16)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	September 30,	December 31,
(In millions)	2013	2012

Loans, net of deferred income(a)	$229,639	$241,465
Investment in financing leases, net of deferred income	29,736	32,471
	259,375	273,936
Less allowance for losses	(5,152)	(4,985)
Financing receivables – net(b)	$254,223	$268,951

(a)	Deferred income was $1,963 million and $2,182 million at September 30, 2013 and December 31, 2012, respectively.
(b)
Financing receivables at September 30, 2013 and December 31, 2012 included $582 million and $750 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination.

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

	September 30,	December 31,
(In millions)	2013	2012

Commercial
CLL
Americas	$69,240	$72,517
Europe(a)	35,529	37,037
Asia	9,573	11,401
Other(a)	468	603
Total CLL	114,810	121,558

Energy Financial Services	4,367	4,851

GECAS	9,642	10,915

Other	393	486
Total Commercial	129,212	137,810

Real Estate	18,966	20,946

Consumer
Non-U.S. residential mortgages	31,142	33,451
Non-U.S. installment and revolving credit	17,305	18,546
U.S. installment and revolving credit	51,799	50,853
Non-U.S. auto	3,524	4,260
Other	7,427	8,070
Total Consumer	111,197	115,180

Total financing receivables	259,375	273,936

Less allowance for losses	(5,152)	(4,985)
Total financing receivables – net	$254,223	$268,951

(a)
During the third quarter of 2013, we transferred our European equipment services portfolio from CLL Other to CLL Europe. Prior-period amounts were reclassified to conform to the current period presentation.

(17)

Allowance for Losses on Financing Receivables

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				September 30,
(In millions)	2013	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2013

Commercial
CLL
Americas	$490	$206	$(1)		$(316)		$91		$470
Europe	445	205	-		(369)		61		342
Asia	80	60	(9)		(65)		9		75
Other	6	(3)	-		(3)		-		-
Total CLL	1,021	468	(10)		(753)		161		887

Energy Financial Services	9	2	-		-		-		11

GECAS	8	2	-		-		-		10

Other	3	(1)	-		(2)		2		2
Total Commercial	1,041	471	(10)		(755)		163		910

Real Estate	320	(21)	(5)		(133)		9		170

Consumer
Non-U.S. residential
mortgages	480	137	(2)		(216)		40		439
Non-U.S. installment
and revolving credit	623	405	(42)		(727)		403		662
U.S. installment and
revolving credit	2,282	2,198	(50)		(2,118)		409		2,721
Non-U.S. auto	67	51	(11)		(96)		56		67
Other	172	97	4		(149)		59		183
Total Consumer	3,624	2,888	(101)		(3,306)		967		4,072
Total	$4,985	$3,338	$(116)		$(4,194)		$1,139		$5,152

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

See Note 12 for supplemental information about the credit quality of financing receivables and allowance for losses on financing receivables.

(19)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

	September 30,	December 31,
(In millions)	2013	2012

Goodwill	$26,696	$27,032

Other intangible assets - net
Intangible assets subject to amortization	$1,176	$1,294

Changes in goodwill balances follow.

			Dispositions,
	Balance at		currency	Balance at
	January 1,		exchange	September 30,
(In millions)	2013	Acquisitions	and other	2013

CLL	$13,454	$3	$19	$13,476
Consumer	10,943	21	(190)	10,774
Real Estate	926	–	(189)	737
Energy Financial Services	1,562	–	–	1,562
GECAS	147	–	–	147
Total	$27,032	$24	$(360)	$26,696

Goodwill balances decreased $336 million during the nine months ended September 30, 2013, primarily as a result of currency exchange effects of a stronger U.S. dollar. Our reporting units and related goodwill balances are CLL ($13,476 million), Consumer ($10,774 million), Real Estate ($737 million), Energy Financial Services ($1,562 million) and GECAS ($147 million) at September 30, 2013.

We test goodwill for impairment annually in the third quarter of each year using data as of July 1 of that year. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill. We determined fair values for each of the reporting units using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 11.25% to 13.3%.

During the third quarter of 2013, we performed our annual impairment test of goodwill for all of our reporting units. Based on the results of our step one testing, the fair values of each of the reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

(20)

Our Real Estate reporting unit had a goodwill balance of $737 million at September 30, 2013. While the Real Estate reporting unit’s book value was within the range of its fair value, we further substantiated our Real Estate goodwill balance by performing the second step analysis in which the implied fair value of goodwill exceeded its carrying value by approximately $3.7 billion.  The estimated fair value of the Real Estate reporting unit is based on a number of assumptions about future business performance and investment, including loss estimates for the existing finance receivable and investment portfolio, new debt origination volume and margins, and the recent stabilization of the real estate market allowing for sales of real estate investments at normalized margins. Our assumed discount rate was 11.25% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. While we have seen stabilization in some markets, given the volatility and uncertainty in the current commercial real estate environment, there is uncertainty about a number of assumptions upon which the estimated fair value is based. Different loss estimates for the existing portfolio, changes in the new debt origination volume and margin assumptions, changes in the expected pace of the commercial real estate market recovery, or changes in the equity return expectation of market participants may result in changes in the estimated fair value of the Real Estate reporting unit.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible Assets Subject to Amortization

	September 30, 2013			December 31, 2012
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,216	$(829)	$387	$1,227	$(808)	$419
Patents, licenses and
trademarks	190	(162)	28	191	(160)	31
Capitalized software	2,255	(1,754)	501	2,126	(1,681)	445
Lease valuations	731	(510)	221	1,163	(792)	371
Present value of
future profits (a)	566	(566)	–	530	(530)	–
All other	290	(251)	39	283	(255)	28
Total	$5,248	$(4,072)	$1,176	$5,520	$(4,226)	$1,294

(a)
Balances at September 30, 2013 and December 31, 2012 reflect adjustments of $327 million and $353 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

Amortization related to intangible assets subject to amortization was $102 million and $110 million in the three months ended September 30, 2013 and 2012, respectively, and $321 million and $344 million in the nine months ended September 30, 2013 and 2012, respectively, and is recorded in operating and administrative expense on the financial statements.

(21)

6. BORROWINGS AND BANK DEPOSITS

(In millions)	September 30,	December 31,
	2013	2012
Short-term borrowings
Commercial paper
U.S.	$27,360	$33,686
Non-U.S.	5,671	9,370
Current portion of long-term borrowings(a)(b)	38,065	44,264
GE Interest Plus notes(c)	8,482	8,189
Other(b)	252	431
Total short-term borrowings	$79,830	$95,940

Long-term borrowings
Senior unsecured notes(a)	$191,118	$199,646
Subordinated notes(d)	4,787	4,965
Subordinated debentures(e)(f)	7,312	7,286
Other(b)	12,286	12,879
Total long-term borrowings	$215,503	$224,776

Non-recourse borrowings of consolidated securitization entities(g)	$29,966	$30,123

Bank deposits(h)	$50,761	$46,461

Total borrowings and bank deposits	$376,060	$397,300

(a)
Included in total long-term borrowings were $526 million and $604 million of obligations to holders of GICs at September 30, 2013 and December 31, 2012, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

(b)
Included $9,855 million and $9,757 million of funding secured by real estate, aircraft and other collateral at September 30, 2013 and December 31, 2012, respectively, of which $3,808 million and $3,294 million is non-recourse to GECC at September 30, 2013 and December 31, 2012, respectively.

(c)	Entirely variable denomination floating-rate demand notes.

(d)	Included $300 million of subordinated notes guaranteed by GE at both September 30, 2013 and December 31, 2012.

(e)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(f)
Includes $2,913 million of subordinated debentures, which constitute the sole assets of wholly-owned trusts who have issued trust preferred securities. Obligations associated with these trusts are unconditionally guaranteed by GECC.

(g)
Included at September 30, 2013 and December 31, 2012, were $7,099 million and $7,707 million of current portion of long-term borrowings, respectively, and $22,867 million and $22,416 million of long-term borrowings, respectively. See Note 13.

(h)
Included $15,847 million and $16,157 million of deposits in non-U.S. banks at September 30, 2013 and December 31, 2012, respectively, and $16,557 million and $17,291 million of certificates of deposits with maturities greater than one year at September 30, 2013 and December 31, 2012, respectively.

(22)

7. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months are:

	September 30,	December 31,
(In millions)	2013	2012

Unrecognized tax benefits	$3,465	$3,106
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,585	2,253
Accrued interest on unrecognized tax benefits	594	559
Accrued penalties on unrecognized tax benefits	93	101
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-1,050	0-400
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-450	0-350

(a)	Some portion of such reduction may be reported as discontinued operations.

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

(23)

8. SHAREOWNERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Investment securities
Beginning balance	$138	$476	$673	$(33)
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $68, $69, $(296) and $331	143	107	(518)	580
Reclassifications from OCI – net of deferred taxes
of $10, $7, $117 and $17	16	21	141	56
Other comprehensive income (loss)(a)	159	128	(377)	636
Less: OCI attributable to noncontrolling interests	-	2	(1)	1
Balance at September 30	$297	$602	$297	$602

Currency translation adjustments (CTA)
Beginning balance	$(102)	$(673)	$(131)	$(399)
OCI before reclassifications – net of deferred taxes of
$(17), $(212), $(328) and $(200)	(67)	650	36	379
Reclassifications from OCI – net of deferred taxes
of $7, $72, $86 and $67	(55)	(121)	(151)	(124)
Other comprehensive income (loss)(a)	(122)	529	(115)	255
Less: OCI attributable to noncontrolling interests	14	1	(8)	1
Balance at September 30	$(238)	$(145)	$(238)	$(145)

Cash flow hedges
Beginning balance	$(461)	$(989)	$(746)	$(1,101)
OCI before reclassifications – net of deferred taxes of
$46, $289, $130 and $323	26	(26)	181	152
Reclassifications from OCI – net of deferred taxes
of $(16), $(189), $(72) and $(211)	37	53	168	(13)
Other comprehensive income (loss)(a)	63	27	349	139
Less: OCI attributable to noncontrolling interests	(2)	(1)	(1)	(1)
Balance at September 30	$(396)	$(961)	$(396)	$(961)

Benefit plans
Beginning balance	$(714)	$(568)	$(736)	$(563)
Net actuarial gain (loss) – net of deferred taxes
of $0, $(3), $18 and $(20)	(1)	(17)	1	(38)
Net actuarial gain (loss) amortization – net of deferred taxes
of $5, $3, $12 and $8	9	6	29	22
Other comprehensive income (loss)(a)	8	(11)	30	(16)
Less: OCI attributable to noncontrolling interests	-	-	-	-
Balance at September 30	$(706)	$(579)	$(706)	$(579)

Accumulated other comprehensive income (loss)
at September 30	$(1,043)	$(1,083)	$(1,043)	$(1,083)

(a)
Total other comprehensive income (loss) was $108 million and $673 million for the three months ended September 30, 2013 and 2012, respectively, and $(113) million and $1,014 million for the nine months ended September 30, 2013 and 2012, respectively.

(24)

Reclassification out of AOCI

	Three months ended		Nine months ended		Statement of Earnings
Components of AOCI	September 30,		September 30,		Caption
	2013	2012	2013	2012
Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$(26)	$(28)	$(258)	$(73)	GECC revenues from services
	10	7	117	17	Tax (expense) or benefit
	$(16)	$(21)	$(141)	$(56)	Net of tax

Currency translation adjustments
Gains (losses) on dispositions	$48	$49	$65	$57	Costs and expenses
	7	72	86	67	Tax (expense) or benefit
	$55	$121	$151	$124	Net of tax

Cash flow hedges
Gains (losses) on interest rate derivatives	$(88)	$(116)	$(282)	$(380)	Interest
Foreign exchange contracts	67	252	186	604	(a)
	(21)	136	(96)	224	Total before tax
	(16)	(189)	(72)	(211)	Tax (expense) or benefit
	$(37)	$(53)	$(168)	$13	Net of tax

Benefit plan items
Amortization of actuarial gains (losses)	$(14)	$(9)	$(41)	$(30)	Total before tax(b)
	5	3	12	8	Tax (expense) or benefit
	$(9)	$(6)	$(29)	$(22)	Net of tax

Total reclassification adjustments	$(7)	$41	$(187)	$59	Net of tax

(a)
Includes $73 million and $268 million in revenues from services and $(6) million and $(16) million in interest for the three months ended September 30, 2013 and 2012, respectively, and $210 million and $673 million in revenues from services and $(24) million and $(69) million in interest for the nine months ended September 30, 2013 and 2012, respectively.

(b)	Amortization of actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs.

Noncontrolling Interests

A summary of changes to noncontrolling interests follows.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Beginning balance	$550	$759	$707	$690
Net earnings	10	20	38	46
Dividends	(3)	(12)	(44)	(17)
Dispositions	(14)	–	(118)	–
AOCI and other	(4)	(56)	(44)	(8)
Ending balance	$539	$711	$539	$711

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

(25)

We paid dividends of $500 million and $471 million and special dividends of $1,500 million and $1,975 million to GE in the three months ended September 30, 2013 and 2012, respectively. We paid dividends of $947 million and $946 million and special dividends of $3,000 million and $4,500 million in the nine months ended September 30, 2013 and 2012, respectively.

9. REVENUES FROM SERVICES

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Interest on loans	$4,585	$4,708	$13,608	$14,328
Equipment leased to others	2,435	2,531	7,397	7,720
Fees	1,199	1,173	3,499	3,493
Investment income(a)	514	636	1,502	1,971
Financing leases	395	392	1,220	1,455
Associated companies(b)	406	451	852	1,146
Premiums earned by insurance activities	403	433	1,208	1,294
Real estate investments(c)	331	464	2,139	1,202
Other items(a)	369	452	1,670	1,269
Total	$10,637	$11,240	$33,095	$33,878

(a)
Included net other-than-temporary impairments on investment securities, of which $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE reflected as a component in other items for both the three and nine months ended September 30, 2013.

(b)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at September 30, 2013 and December 31, 2012 of $115,235 million and $110,695 million, respectively. Assets were primarily financing receivables of $70,534 million and $66,878 million at September 30, 2013 and December 31, 2012, respectively. Total liabilities were $85,507 million and $81,784 million, consisted primarily of bank deposits of $28,628 million and $26,386 million at September 30, 2013 and December 31, 2012, respectively, and debt of $42,590 million and $42,664 million at September 30, 2013 and December 31, 2012, respectively. Revenues for the three months ended September 30, 2013 and 2012 totaled $4,205 million and $4,324 million, respectively, and net earnings for the three months ended September 30, 2013 and 2012 totaled $692 million and $954 million, respectively. Revenues for the nine months ended September 30, 2013 and 2012 totaled $12,718 million and $13,515 million, respectively, and net earnings for the nine months ended September 30, 2013 and 2012 totaled $2,052 million and $2,255 million, respectively.

(c)	During the nine months ended September 30, 2013, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York for a pre-tax gain of $902 million.

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

(26)

(In millions)						Netting
	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance
September 30, 2013
Assets
Investment securities
Debt
U.S. corporate	$–		$19,091		$3,266	$–		$22,357
State and municipal	–		4,150		94	–		4,244
Residential mortgage-backed	–		1,943		88	–		2,031
Commercial mortgage-backed	–		3,011		14	–		3,025
Asset-backed(c)	–		541		5,938	–		6,479
Corporate ̶ non-U.S.	63		796		1,039	–		1,898
Government ̶ non-U.S.	1,613		803		33	–		2,449
U.S. government and federal agency	–		639		212	–		851
Retained interests	–		–		78	–		78
Equity
Available-for-sale	225		15		11	–		251
Trading	140		2		–	–		142
Derivatives(d)	–		6,473		178	(5,670)		981
Other(e)	–		–		449	–		449
Total	$2,041		$37,464		$11,400	$(5,670)		$45,235

Liabilities
Derivatives	$–		$4,715		$18	$(4,232)		$501
Other	–		23		–	–		23
Total	$–		$4,738		$18	$(4,232)		$524

December 31, 2012
Assets
Investment securities
Debt
U.S. corporate	$–		$20,580		$3,552	$–		$24,132
State and municipal	–		4,469		77	–		4,546
Residential mortgage-backed	–		2,162		100	–		2,262
Commercial mortgage-backed	–		3,088		6	–		3,094
Asset-backed(c)	–		715		5,023	–		5,738
Corporate ̶ non-U.S.	71		1,132		1,212	–		2,415
Government ̶ non-U.S.	702		1,019		42	–		1,763
U.S. government and federal agency	–		3,288		277	–		3,565
Retained interests	–		–		83	–		83
Equity
Available-for-sale	569		14		13	–		596
Trading	245		–		–	–		245
Derivatives(d)	–		10,934		280	(7,657)		3,557
Other(e)	–		–		432	–		432
Total	$1,587		$47,401		$11,097	$(7,657)		$52,428

Liabilities
Derivatives	$–		$3,040		$20	$(2,908)		$152
Other	–		23		–	–		23
Total	$–		$3,063		$20	$(2,908)		$175

(a)	The fair value of securities transferred between Level 1 and Level 2 was $2 million in the nine months ended September 30, 2013.

(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.

(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(d)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $(6) million and $(15) million at September 30, 2013 and December 31, 2012, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(27)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three and nine months ended September 30, 2013 and 2012, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Three Months Ended September 30, 2013
													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	July 1,	included in		comprehensive				into		out of		September 30,	September 30,
	2013	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2013	2013	(c)

Investment securities
Debt
U.S. corporate	$3,207	$24		$(40)	$158	$(34)	$(49)	$–		$–		$3,266	$–
State and municipal	98	–		(4)	4	–	(4)	–		–		94	–
Residential
mortgage-backed	91	–		(2)	–	–	(1)	–		–		88	–
Commercial
mortgage-backed	5	–		–	–	–	(1)	10		–		14	–
Asset-backed	5,346	1		36	569	–	(14)	–		–		5,938	–
Corporate – non-U.S.	1,184	(29)		(4)	1,828	–	(1,930)	–		(10)		1,039	–
Government
– non-U.S.	38	1		(6)	–	–	–	–		–		33	–
U.S. government and
federal agency	264	–		(52)	–	–	–	–		–		212	–
Retained interests	93	–		(12)	–	–	(3)	–		–		78	–
Equity
Available-for-sale	11	–		–	–	–	–	–		–		11	–
Derivatives(d)(e)	170	(1)		1	(1)	–	1	–		(2)		168	10
Other	438	13		(1)	149	(146)	–	–		(4)		449	3
Total	$10,945	$9		$(84)	$2,707	$(180)	$(2,001)	$10		$(16)		$11,390	$13

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $8 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(28)

Changes in Level 3 Instruments for the Three Months Ended September 30, 2012
													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	July 1,	included in		comprehensive				into		out of		September 30,	September 30,
	2012	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,372	$10		$32	$70	$(34)	$(16)	$144		$-		$3,578	$-
State and municipal	81	-		8	12	-	(1)	78		(25)		153	-
Residential
mortgage-backed	97	-		(2)	1	-	-	5		(67)		34	-
Commercial
mortgage-backed	-	-		-	-	-	-	6		-		6	-
Asset-backed	4,304	(3)		90	483	(58)	5	4		(6)		4,819	-
Corporate – non-U.S.	1,363	(7)		20	18	(30)	(59)	-		(10)		1,295	-
Government
– non-U.S.	51	-		2	-	-	(12)	-		-		41	-
U.S. government and
federal agency	261	-		6	-	-	-	-		-		267	-
Retained interests	31	1		-	3	(3)	(3)	-		-		29	-
Equity
Available-for-sale	14	-		-	-	-	(1)	1		(3)		11	-
Derivatives(d)(e)	136	15		-	(8)	3	(1)	-		-		145	9
Other	409	(1)		9	54	(55)	-	-		-		416	(1)
Total	$10,119	$15		$165	$633	$(177)	$(88)	$238		$(111)		$10,794	$8

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $4 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(29)

Changes in Level 3 Instruments for the Nine Months Ended September 30, 2013

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		September 30,	September 30,
	2013	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2013	2013	(c)

Investment securities
Debt
U.S. corporate	$3,552	$(227)		$174	$252	$(381)	$(139)	$108		$(73)		$3,266	$-
State and municipal	77	-		(8)	20	-	(5)	10		-		94	-
Residential
mortgage-backed	100	-		(4)	-	(2)	(6)	-		-		88	-
Commercial
mortgage-backed	6	-		-	-	-	(2)	10		-		14	-
Asset-backed	5,023	3		(32)	1,479	(1)	(539)	12		(7)		5,938	-
Corporate – non-U.S.	1,212	(112)		16	4,637	(3)	(4,672)	15		(54)		1,039	-
Government
– non-U.S.	42	1		(10)	-	-	-	-		-		33	-
U.S. government and
federal agency	277	-		(65)	-	-	-	-		-		212	-
Retained interests	83	5		4	2	-	(16)	-		-		78	-
Equity
Available-for-sale	13	-		-	-	-	-	-		(2)		11	-
Derivatives(d)(e)	262	(64)		2	(3)	-	(53)	26		(2)		168	(24)
Other	432	(89)		3	308	(201)	-	-		(4)		449	(90)
Total	$11,079	$(483)		$80	$6,695	$(588)	$(5,432)	$181		$(142)		$11,390	$(114)

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $8 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(30)

Changes in Level 3 Instruments for the Nine Months Ended September 30, 2012
													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		September 30,	September 30,
	2012	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,235	$69		$(2)	$202	$(105)	$(63)	$260		$(18)		$3,578	$-
State and municipal	77	-		11	13	-	(1)	78		(25)		153	-
Residential
mortgage-backed	41	(3)		1	1	-	(3)	74		(77)		34	-
Commercial
mortgage-backed	4	-		-	-	(1)	-	6		(3)		6	-
Asset-backed	4,040	-		43	881	(164)	5	20		(6)		4,819	-
Corporate – non-U.S.	1,204	(19)		17	334	(30)	(137)	23		(97)		1,295	-
Government
– non-U.S.	84	(34)		37	65	(72)	(39)	-		-		41	-
U.S. government and
federal agency	253	-		14	-	-	-	-		-		267	-
Retained interests	35	1		(8)	12	(6)	(5)	-		-		29	-
Equity
Available-for-sale	17	-		(2)	3	(4)	(1)	1		(3)		11	-
Derivatives(d)(e)	141	11		(1)	12	-	(14)	-		(4)		145	9
Other	388	3		(4)	88	(59)	-	-		-		416	1
Total	$9,519	$28		$106	$1,611	$(441)	$(258)	$462		$(233)		$10,794	$10

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Earnings.

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

(31)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at September 30, 2013 and December 31, 2012. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during		Remeasured during
	the nine months ended		the year ended
	September 30, 2013		December 31, 2012
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$148	$2,693	$366	$4,094
Cost and equity method investments(a)	1	923	8	313
Long-lived assets, including real estate	946	2,125	702	2,182
Total	$1,095	$5,741	$1,076	$6,589

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $43 million and $84 million at September 30, 2013 and December 31, 2012, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Financing receivables and loans held for sale	$(107)	$(225)	$(257)	$(411)
Cost and equity method investments(a)	(43)	(50)	(260)	(105)
Long-lived assets, including real estate(b)	(358)	(271)	(805)	(472)
Total	$(508)	$(546)	$(1,322)	$(988)

(a)
Includes fair value adjustments associated with private equity and real estate funds of $(2) million and $(1) million in the three months ended September 30, 2013 and 2012, respectively, and $(7) million and $(3) million in the nine months ended September 30, 2013 and 2012, respectively.

(b)
Includes impairments related to real estate equity properties and investments recorded in operating and administrative expenses of $12 million and $71 million in the three months ended September 30, 2013 and 2012, respectively, and $226 million and $126 million in the nine months ended September 30, 2013 and 2012, respectively.

(32)

Level 3 Measurements

The following table presents information relating to the significant unobservable inputs of our Level 3 recurring and non-recurring measurements.

	Fair value at			Range
	September 30,	Valuation	Unobservable	(weighted
(Dollars in millions)	2013	technique	inputs	average)

Recurring fair value measurements

Investment securities

Debt

U.S. corporate	$1,249	Income approach	Discount rate(a)	1.5%-38.0% (14.6%)

Asset-backed	5,888	Income approach	Discount rate(a)	1.5%-10.5% (4.1%)

Corporate ̶ non-U.S.	747	Income approach	Discount rate(a)	0.8%-30.6% (14.0%)

Other financial assets	444	Income approach	Weighted average	8.9%-9.2% (9.2%)
			cost of capital

			Discount rate(a)	4.7%-5.5% (5.2%)

Non-recurring fair value measurements

Financing receivables and loans held for sale	$1,915	Income approach, Business enterprise value	Capitalization rate(b)	5.5%-16.7% (8.0%)

			EBITDA multiple	4.3X-7.0X (5.8X)

Cost and equity method investments	387	Income approach	Discount rate(a)	11.5% (11.5%)

			Discount for lack	5.7%-5.9% (5.8%)
			of marketability

			Capitalization rate(b)	8.5%-10.6% (10.2%)

Long-lived assets, including real estate	622	Income approach	Capitalization rate(b)	5.4%-14.5% (8.3%)

	Fair value at			Range
	December 31,	Valuation	Unobservable	(weighted
	2012	technique	inputs	average)
Recurring fair value measurements

Investment securities

Debt

U.S. corporate	$1,652	Income approach	Discount rate(a)	1.3%-29.9% (11.1%)

Asset-backed	4,977	Income approach	Discount rate(a)	2.1%-13.1% (3.8%)

Corporate ̶ non-U.S.	865	Income approach	Discount rate(a)	1.5%-25.0% (13.2%)

Other financial assets	360	Income approach	Weighted average	8.7%-10.2% (8.7%)
			cost of capital

Non-recurring fair value measurements

Financing receivables and loans held for sale	$2,835	Income approach, Business enterprise value	Capitalization rate(b)	3.8%-14.0% (8.0%)

			EBITDA multiple	2.0X-6.0X (4.8X)

Cost and equity method investments	72	Income approach	Capitalization rate(b)	9.2%-12.8% (12.0%)

Long-lived assets, including real estate	985	Income approach	Capitalization rate(b)	4.8%-14.6% (7.3%)

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

(33)

At September 30, 2013 and December 31, 2012, other Level 3 recurring fair value measurements of $2,888 million and $2,990 million, respectively, and non-recurring measurements of $2,418 million and $2,412 million, respectively, are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 1 in our 2012 consolidated financial statements. At September 30, 2013 and December 31, 2012, other recurring fair value measurements of $166 million and $233 million, respectively, and non-recurring fair value measurements of $399 million and $285 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

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

	September 30, 2013			December 31, 2012
		Assets (liabilities)			Assets (liabilities)
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
(In millions)	amount	amount (net)	fair value	amount	amount (net)	fair value
Assets
Loans	$ (a)	$224,691	$228,490	$ (a)	$236,678	$239,084
Other commercial mortgages	(a)	2,012	1,956	(a)	2,222	2,249
Loans held for sale	(a)	357	357	(a)	1,180	1,181
Other financial instruments(c)	(a)	1,720	2,247	(a)	1,858	2,276
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(376,060)	(388,415)	(a)	(397,300)	(414,533)
Investment contract benefits	(a)	(3,186)	(3,745)	(a)	(3,321)	(4,150)
Guaranteed investment contracts	(a)	(1,521)	(1,531)	(a)	(1,644)	(1,674)
Insurance - credit life(e)	2,155	(112)	(95)	2,277	(120)	(104)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 6.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2013 and December 31, 2012 would have been reduced by $2,851 million and $7,937 million, respectively.

(e)	Net of reinsurance of $1,250 million and $2,000 million at September 30, 2013 and December 31, 2012, respectively.

Loan Commitments

	Notional amount at
	September 30,	December 31,
(In millions)	2013	2012

Ordinary course of business lending commitments(a)	$4,781	$3,708
Unused revolving credit lines(b)
Commercial(c)	15,095	17,929
Consumer - principally credit cards	284,855	271,387

(a)	Excluded investment commitments of $1,615 million and $1,276 million as of September 30, 2013 and December 31, 2012, respectively.
(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $14,233 million and $12,813 million as of September 30, 2013 and December 31, 2012, respectively.
(c)
Included commitments of $10,776 million and $12,923 million as of September 30, 2013 and December 31, 2012, respectively, associated with secured financing arrangements that could have increased to a maximum of $13,461 million and $15,731 million at September 30, 2013 and December 31, 2012, respectively, based on asset volume under the arrangement.

(34)

Securities Repurchase and Reverse Repurchase Arrangements

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At September 30, 2013, we were party to repurchase agreements totaling $12 million, which were reported in short-term borrowings on the financial statements. We have had no repurchase agreements that were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At September 30, 2013, we were party to reverse repurchase agreements totaling $20.4 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $285,000 million, approximately 96% or $275,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

(35)

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	September 30, 2013		December 31, 2012
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$4,339	$1,630	$8,443	$719
Currency exchange contracts	809	1,577	827	1,762
Other contracts	-	-	-	-
	5,148	3,207	9,270	2,481

Derivatives not accounted for as hedges
Interest rate contracts	304	161	452	195
Currency exchange contracts	1,156	1,346	1,457	358
Other contracts	43	19	35	26
	1,503	1,526	1,944	579

Gross derivatives recognized in statement of
financial position
Gross derivatives	6,651	4,733	11,214	3,060
Gross accrued interest	1,199	102	1,683	14
	7,850	4,835	12,897	3,074

Amounts offset in statement of financial position
Netting adjustments(a)	(3,614)	(3,608)	(2,532)	(2,517)
Cash collateral(b)	(2,056)	(624)	(5,125)	(391)
	(5,670)	(4,232)	(7,657)	(2,908)

Net derivatives recognized in statement of
financial position
Net derivatives	2,180	603	5,240	166

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(1,580)	-	(5,060)	-

Net amount	$600	$603	$180	$166

Derivatives are classified in the captions “Other assets” and “Other liabilities” and the related accrued interest is classified in “Other receivables” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At September 30, 2013 and December 31, 2012, the cumulative adjustment for non-performance risk was a gain (loss) of $(6) million and $(15) million, respectively.

(b)	Excludes excess cash collateral received and posted of $24 million and $11 million at September 30, 2013, respectively, and $42 million and $10 million at December 31, 2012, respectively.

(c)	Excludes excess securities collateral received of $34 million and $359 million at September 30, 2013 and December 31, 2012, respectively.

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest along with offsetting adjustments to the carrying amount of the hedged debt. The following tables provide information about the earnings effects of our fair value hedging relationships for the three and nine months ended September 30, 2013 and 2012, respectively.

(36)

	Three months ended September 30,
	2013		2012
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$(449)	$410	$441	$(552)
Currency exchange contracts	(4)	3	8	(10)

Fair value hedges resulted in $(40) million and $(113) million of ineffectiveness in the three months ended September 30, 2013 and 2012, respectively. In both the three months ended September 30, 2013 and 2012, there were insignificant amounts excluded from the assessment of effectiveness.

	Nine months ended September 30,
	2013		2012
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$(4,290)	$4,236	$1,226	$(1,514)
Currency exchange contracts	(11)	10	(103)	91

Fair value hedges resulted in $(55) million and $(300) million of ineffectiveness in the nine months ended September 30, 2013 and 2012, respectively. In both the nine months ended September 30, 2013 and 2012, there were insignificant amounts excluded from the assessment of effectiveness.

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

The following tables provide information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, when reclassified out of AOCI, for the three and nine months ended September 30, 2013 and 2012, respectively. See Note 8 for additional information about reclassifications out of AOCI.
			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended September 30,		for the three months ended September 30,
(In millions)	2013	2012	2013	2012

Cash flow hedges
Interest rate contracts	$(24)	$(68)	$(88)	$(116)
Currency exchange contracts	25	322	67	252
Total	$1	$254	$(21)	$136

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the nine months ended September 30,		for the nine months ended September 30,
(In millions)	2013	2012	2013	2012

Cash flow hedges
Interest rate contracts	$(15)	$(147)	$(282)	$(380)
Currency exchange contracts	263	662	186	604
Total	$248	$515	$(96)	$224

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $413 million loss at September 30, 2013. We expect to transfer $294 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the three and nine months ended September 30, 2013 and 2012, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2013 and 2012, the maximum term of derivative instruments that hedge forecasted transactions was 19 years and 20 years, respectively.

(37)

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in revenues from services and totaled $0 million and $1 million in the three months ended September 30, 2013 and 2012, respectively, and $1 million and $4 million in the nine months ended September 30, 2013 and 2012, respectively.

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

The following tables provide information about the amounts recorded in AOCI for the three and nine months ended September 30, 2013 and 2012, respectively, as well as the gain (loss) recorded in revenues from services when reclassified out of AOCI.
	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	three months ended September 30,		three months ended September 30,
(In millions)	2013	2012	2013	2012

Net investment hedges
Currency exchange contracts	$645	$(2,939)	$(169)	$39

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the nine months ended September 30,		for the nine months ended September 30,
(In millions)	2013	2012	2013	2012

Net investment hedges
Currency exchange contracts	$3,162	$(2,588)	$(278)	$27

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(161) million and $(183) million in the three months ended September 30, 2013 and 2012, respectively, and $(514) million and $(663) million in the nine months ended September 30, 2013 and 2012, respectively, and are recorded in interest.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the nine months ended September 30, 2013 on derivatives not designated as hedges were $(1,127) million composed of amounts related to interest rate contracts of $(82) million, currency exchange contracts of $(1,065) million, and other derivatives of $20 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the nine months ended September 30, 2012 on derivatives not designated as hedges were $(644) million composed of amounts related to interest rate contracts of $(211) million, currency exchange contracts of $(428) million, and other derivatives of $(5) million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged.

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

(38)

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $3,636 million, of which $2,056 million was cash and $1,580 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $624 million at September 30, 2013. At September 30, 2013, our exposure to counterparties (including accrued interest), net of collateral we hold, was $562 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $575 million at September 30, 2013. This excludes embedded derivatives.

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

(39)

COMMERCIAL

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

	Financing receivables
	September 30,	December 31,
(In millions)	2013	2012

CLL
Americas	$69,240	$72,517
Europe(a)	35,529	37,037
Asia	9,573	11,401
Other(a)	468	603
Total CLL	114,810	121,558

Energy Financial Services	4,367	4,851

GECAS	9,642	10,915

Other	393	486

Total Commercial financing receivables, before allowance for losses	$129,212	$137,810

Non-impaired financing receivables	$125,086	$132,741
General reserves	599	554

Impaired loans	4,126	5,069
Specific reserves	311	487

(a)
During the third quarter of 2013, we transferred our European equipment services portfolio from CLL Other to CLL Europe. Prior-period amounts were reclassified to conform to the current period presentation.

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

	September 30, 2013		December 31, 2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.0%	0.5%	1.1%	0.5%
Europe	4.2	2.0	3.7	2.1
Asia	0.8	0.5	0.9	0.6
Other	–	–	0.1	–
Total CLL	2.0	1.0	1.9	1.0

Energy Financial Services	–	–	–	–

GECAS	–	–	–	–

Other	0.1	–	2.8	2.8

Total	1.8	0.8	1.7	0.9

(40)

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $3,404 million and $4,166 million of nonaccrual financing receivables at September 30, 2013 and December 31, 2012, respectively, $2,105 million and $2,647 million are currently paying in accordance with their contractual terms, respectively.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	September 30,	December 31,	September 30,	December 31,
(Dollars in millions)	2013	2012	2013	2012

CLL
Americas	$1,655	$1,951	$1,182	$1,333
Europe	1,269	1,740	916	1,299
Asia	465	395	226	193
Other	–	52	–	52
Total CLL	3,389	4,138	2,324	2,877

Energy Financial Services	4	–	4	–

GECAS	–	3	–	–

Other	11	25	–	13
Total	$3,404	$4,166	$2,328	$2,890

Allowance for losses percentage	26.7%	25.0%	39.1%	36.0%

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

September 30, 2013

CLL
Americas	$1,979	$2,391	$2,275	$474	$633	$131	$517
Europe	865	1,747	995	470	739	167	525
Asia	237	242	149	86	109	12	88
Other	-	-	-	-	-	-	15
Total CLL	3,081	4,380	3,419	1,030	1,481	310	1,145
Energy Financial Services	-	-	-	4	4	1	2
GECAS	-	-	-	-	-	-	1
Other	10	10	10	1	1	-	5
Total	$3,091	$4,390	$3,429	$1,035	$1,486	$311	$1,153

December 31, 2012

CLL
Americas	$2,487	$2,927	$2,535	$557	$681	$178	$987
Europe	1,131	1,901	1,009	643	978	278	805
Asia	62	64	62	109	120	23	134
Other	-	-	43	52	68	6	16
Total CLL	3,680	4,892	3,649	1,361	1,847	485	1,942
Energy Financial Services	-	-	2	-	-	-	7
GECAS	-	-	17	3	3	-	5
Other	17	28	26	8	8	2	40
Total	$3,697	$4,920	$3,694	$1,372	$1,858	$487	$1,994

(41)

We recognized $173 million, $253 million and $181 million of interest income, including $53 million, $92 million and $70 million on a cash basis, for the nine months ended September 30, 2013, the year ended December 31, 2012 and the nine months ended September 30, 2012, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the nine months ended September 30, 2013 and the year ended December 31, 2012 was $4,582 million and $5,688 million, respectively.

Impaired loans classified as TDRs in our CLL business were $3,211 million and $3,872 million at September 30, 2013 and December 31, 2012, respectively, and were primarily attributable to CLL Americas ($2,129 million and $2,577 million, respectively). For the nine months ended September 30, 2013, we modified $1,153 million of loans classified as TDRs, primarily in CLL Americas ($580 million). Changes to these loans primarily included extensions, interest only payment periods, debt to equity exchange and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $1,808 million and $2,736 million of modifications classified as TDRs in the twelve months ended September 30, 2013 and 2012, respectively, $80 million and $157 million have subsequently experienced a payment default in the nine months ended September 30, 2013 and 2012, respectively.

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

(42)

	Secured
(In millions)	A	B	C	Total

September 30, 2013

CLL
Americas	$66,084	$1,531	$1,625	$69,240
Europe(a)	33,450	484	1,054	34,988
Asia	9,050	103	264	9,417
Other(a)	113	-	-	113
Total CLL	108,697	2,118	2,943	113,758

Energy Financial Services	4,202	38	-	4,240

GECAS	9,504	111	27	9,642

Other	393	-	-	393
Total	$122,796	$2,267	$2,970	$128,033

December 31, 2012

CLL
Americas	$68,360	$1,775	$2,382	$72,517
Europe(a)	33,756	1,188	1,256	36,200
Asia	10,732	117	372	11,221
Other(a)	159	-	94	253
Total CLL	113,007	3,080	4,104	120,191

Energy Financial Services	4,725	-	-	4,725

GECAS	10,681	223	11	10,915

Other	486	-	-	486
Total	$128,899	$3,303	$4,115	$136,317

(a)
During the third quarter of 2013, we transferred our European equipment services portfolio from CLL Other to CLL Europe. Prior-period amounts were reclassified to conform to the current period presentation.

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At September 30, 2013 and December 31, 2012, these financing receivables included $398 million and $458 million rated A, $514 million and $583 million rated B, and $267 million and $452 million rated C, respectively.

(43)

REAL ESTATE

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

	Financing receivables
	September 30,	December 31,
(In millions)	2013	2012

Real Estate financing receivables, before allowance for losses	$18,966	$20,946

Non-impaired financing receivables	$14,769	$15,253
General reserves	87	132

Impaired loans	4,197	5,693
Specific reserves	83	188

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

	September 30, 2013		December 31, 2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Real Estate	1.4%	1.4%	2.3%	2.2%

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $3,723 million and $4,885 million of nonaccrual financing receivables at September 30, 2013 and December 31, 2012, respectively, $3,454 million and $4,461 million are currently paying in accordance with their contractual terms, respectively.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	September 30,	December 31,	September 30,	December 31,
(Dollars in millions)	2013	2012	2013	2012

Real Estate	$3,723	$4,885	$357	$444

Allowance for losses percentage	4.6%	6.6%	47.6%	72.1%

(44)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

September 30, 2013

Real Estate	$2,793	$3,149	$3,169	$1,404	$1,724	$83	$1,799

December 31, 2012

Real Estate	$3,491	$3,712	$3,773	$2,202	$2,807	$188	$3,752

We recognized $161 million, $329 million and $265 million of interest income, including $132 million, $237 million and $183 million on a cash basis, for the nine months ended September 30, 2013, the year ended December 31, 2012 and the nine months ended September 30, 2012, respectively. The total average investment in impaired loans for the nine months ended September 30, 2013 and the year ended December 31, 2012 was $4,968 million and $7,525 million, respectively.

Real Estate TDRs decreased from $5,146 million at December 31, 2012 to $3,931 million at September 30, 2013, primarily driven by resolution of TDRs through paydowns and the impact of currency exchange, partially offset by extensions of loans scheduled to mature during 2013, some of which were classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the nine months ended September 30, 2013, we modified $1,357 million of loans classified as TDRs. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $2,089 million and $4,606 million of modifications classified as TDRs in the twelve months ended September 30, 2013 and 2012, respectively, $282 million and $212 million have subsequently experienced a payment default in the nine months ended September 30, 2013 and 2012, respectively.

Credit Quality Indicators
Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios provide the best indicators of the credit quality of the portfolio.

	Loan-to-value ratio
	September 30, 2013			December 31, 2012
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$14,387	$1,221	$2,371	$13,570	$2,572	$3,604

(45)

By contrast, the credit quality of the owner occupied/credit tenant portfolio is primarily influenced by the strength of the borrower’s general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio. As of September 30, 2013, the internal risk rating of A, B and C for our owner occupied/credit tenant portfolio approximated $595 million, $194 million and $198 million, respectively, as compared to the December 31, 2012, ratings of $956 million, $25 million and $219 million, respectively.

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

CONSUMER

At September 30, 2013, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 56 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 65% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 35% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses
The following table provides further information about general and specific reserves related to Consumer financing receivables.

	Financing receivables
	September 30,	December 31,
(In millions)	2013	2012

Non-U.S. residential mortgages	$31,142	$33,451
Non-U.S. installment and revolving credit	17,305	18,546
U.S. installment and revolving credit	51,799	50,853
Non-U.S. auto	3,524	4,260
Other	7,427	8,070
Total Consumer financing receivables, before allowance for losses	$111,197	$115,180

Non-impaired financing receivables	$108,002	$111,960
General reserves	3,388	2,950

Impaired loans	3,195	3,220
Specific reserves	684	674

(46)

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

	September 30, 2013		December 31, 2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages(b)	11.5%	7.1%	12.0%	7.5%
Non-U.S. installment and revolving credit	3.7	1.1	3.9	1.1
U.S. installment and revolving credit	4.3	1.9	4.6	2.0
Non-U.S. auto	3.1	0.4	3.1	0.5
Other	2.7	1.5	2.8	1.7
Total	6.1	3.1	6.5	3.4

(a)
Included $28 million and $24 million of loans at September 30, 2013 and December 31, 2012, respectively, which are over 90 days past due and accruing interest, mainly representing accretion on loans acquired at a discount.

(b)
Consumer loans secured by residential real estate (both revolving and closed-end loans) are written down to the fair value of collateral, less costs to sell, no later than when they become 180 days past due.

Nonaccrual Financing Receivables
The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

	Nonaccrual financing		Nonearning financing
	receivables		receivables
	September 30,	December 31,	September 30,	December 31,
(Dollars in millions)	2013	2012	2013	2012

Non-U.S. residential mortgages	$2,269	$2,600	$2,258	$2,569
Non-U.S. installment and revolving credit	205	224	205	224
U.S. installment and revolving credit	936	1,026	936	1,026
Non-U.S. auto	20	24	20	24
Other	386	427	341	351
Total	$3,816	$4,301	$3,760	$4,194

Allowance for losses percentage	106.7%	84.3%	108.3%	86.4%

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $3,195 million (with an unpaid principal balance of $3,267 million) and comprised $99 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $3,096 million with a specific allowance of $684 million at September 30, 2013. The impaired loans with a specific allowance included $307 million with a specific allowance of $76 million in our Consumer–Other portfolio and $2,789 million with a specific allowance of $608 million across the remaining Consumer business and had an unpaid principal balance and average investment of $3,140 million and $3,112 million, respectively, at September 30, 2013. We recognized $169 million, $169 million and $127 million of interest income, including $3 million, $5 million and $5 million on a cash basis, for the nine months ended September 30, 2013, the year ended December 31, 2012 and the nine months ended September 30, 2012, respectively, principally in our Consumer–U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the nine months ended September 30, 2013 and the year ended December 31, 2012 was $3,207 million and $3,056 million, respectively.

(47)

Impaired loans classified as TDRs in our Consumer business were $3,037 million and $3,053 million at September 30, 2013 and December 31, 2012, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the nine months ended September 30, 2013, we modified $1,157 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $719 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $438 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $1,577 million and $1,699 million of modifications classified as TDRs in the twelve months ended September 30, 2013 and 2012, respectively, $215 million and $188 million have subsequently experienced a payment default in the nine months ended September 30, 2013 and 2012, respectively.

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

	Loan-to-value ratio
	September 30, 2013			December 31, 2012
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$17,401	$5,238	$8,503	$18,613	$5,739	$9,099

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 79% and 56%, respectively. We have third-party mortgage insurance for about 30% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at September 30, 2013. Such loans were primarily originated in Poland, France and the U.K.

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

(48)

	Internal ratings translated to approximate credit bureau equivalent score
	September 30, 2013			December 31, 2012
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S. installment and
revolving credit	$10,037	$4,098	$3,170	$10,493	$4,496	$3,557
U.S. installment and
revolving credit	34,187	10,293	7,319	33,204	9,753	7,896
Non-U.S. auto	2,705	488	331	3,141	666	453

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at September 30, 2013, 97% relate to installment and revolving credit accounts. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At September 30, 2013, Consumer – Other financing receivables of $6,597 million, $247 million and $583 million were rated A, B, and C, respectively. At December 31, 2012, Consumer – Other financing receivables of $6,873 million, $451 million and $746 million were rated A, B, and C, respectively.

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

(49)

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

·
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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease light industrial equipment of $1,502 million of assets and $758 million of liabilities; (2) other entities that are involved in power generating and leasing activities of $774 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE of $1,188 million of assets and $571 million of liabilities.

(50)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

			Consolidated Securitization Entities

			Credit				Trade
(In millions)	Trinity	(a)	cards	(b)	Equipment	(b)	receivables	Other	Total

September 30, 2013
Assets(c)
Financing receivables, net	$-		$23,895		$12,934		$2,299	$2,023	$41,151
Investment securities	3,095		-		-		-	1,053	4,148
Other assets	120		22		615		-	1,695	2,452
Total	$3,215		$23,917		$13,549		$2,299	$4,771	$47,751

Liabilities(c)
Borrowings	$-		$-		$-		$-	$654	$654
Non-recourse borrowings	-		15,396		11,068		1,902	50	28,416
Other liabilities	1,531		227		300		21	1,317	3,396
Total	$1,531		$15,623		$11,368		$1,923	$2,021	$32,466

December 31, 2012
Assets(c)
Financing receivables, net	$-		$24,169		$12,456		$2,339	$1,952	$40,916
Investment securities	3,435		-		-		-	1,051	4,486
Other assets	217		29		360		-	1,873	2,479
Total	$3,652		$24,198		$12,816		$2,339	$4,876	$47,881

Liabilities(c)
Borrowings	$-		$-		$-		$-	$707	$707
Non-recourse borrowings	-		17,208		9,811		2,050	54	29,123
Other liabilities	1,656		146		11		8	1,315	3,136
Total	$1,656		$17,354		$9,822		$2,058	$2,076	$32,966

(a)	Excludes intercompany advances from GECC to Trinity, which are eliminated in consolidation of $2,015 million and $2,441 million at September 30, 2013 and December 31, 2012, respectively.

(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At September 30, 2013 and December 31, 2012, the amounts of commingled cash owed to the CSEs were $6,351 million and $6,225 million, respectively, and the amounts owed to us by CSEs were $6,261 million and $6,143 million, respectively.

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

Revenues from services from our consolidated VIEs were $1,705 million and $1,675 million in the three months ended September 30, 2013 and 2012, respectively, and $5,137 million and $4,914 million in the nine months ended September 30, 2013 and 2012, respectively. Related expenses consisted primarily of provisions for losses of $175 million and $414 million in the three months ended September 30, 2013 and 2012, respectively, and $764 million and $784 million in the nine months ended September 30, 2013 and 2012, respectively, and interest of $85 million and $97 million in the three months ended September 30, 2013 and 2012, respectively, and $269 million and $344 million in the nine months ended September 30, 2013 and 2012, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.

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

(51)

Our largest exposure to any single unconsolidated VIE at September 30, 2013 is an investment in asset-backed securities issued by the Senior Secured Loan Program (“SSLP”), a fund that invests in high-quality senior secured debt of various middle-market companies ($6,263 million). Other significant unconsolidated VIEs include investments in real estate entities ($2,282 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($2,382 million).

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at September 30, 2013 and December 31, 2012 follow.

	September 30,	December 31,
(In millions)	2013	2012

Other assets and investment
securities	$8,299	$10,386
Financing receivables – net	2,736	2,654
Total investments	11,035	13,040
Contractual obligations to fund
investments or guarantees	2,736	2,602
Revolving lines of credit	26	41
Total	$13,797	$15,683

As previously reported, during 2012, Penske Truck Leasing Co., L.P. (PTL) effected a recapitalization and subsequently acquired third-party financing in order to repay outstanding debt owed to GECC. In the first quarter of 2013, PTL had repaid all outstanding debt owed and terminated its borrowing arrangement with GECC. During the second quarter of 2013, PTL ceased to be a VIE as a result of a principal in PTL retiring from the GE Board. Therefore, our investment in PTL ($855 million at September 30, 2013) is not reported in the September 30, 2013 balance in the table above. As co-issuer and co-guarantor of the $700 million of debt raised by the funding entity related to PTL, GECC reports this amount, which is also our loss exposure and excluded from the table above, as debt of GECC in its financial statements. GECC has been indemnified by the general partner and the other limited partners of PTL for their proportionate share of the debt obligation.

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

(52)

Overview

Revenues in the third quarter of 2013 were $10.7 billion, a $0.6 billion (5%) decrease from the third quarter of 2012. Revenues for the third quarter of 2013 declined by $0.2 billion as a result of the effects of dispositions. Additionally, revenues for the quarter decreased as a result of organic revenue declines, primarily due to lower GE Capital Ending Net Investment (ENI) and lower gains, partially offset by lower impairments. Earnings were $1.9 billion, up from $1.7 billion in the third quarter of 2012.

Revenues in the first nine months of 2013 were $33.2 billion, a $0.8 billion (2%) decrease from the first nine months of 2012. Revenues for the nine months ended September 30, 2013 included $0.1 billion from acquisitions and declined by $0.2 billion as a result of the effects of dispositions. Additionally, revenues for the first nine months of 2013 decreased as a result of organic revenue declines, primarily due to lower ENI, partially offset by higher gains. Organic revenue excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $5.7 billion, up from $5.6 billion in the first nine months of 2012.

We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Overall, the effects of acquisitions increased revenues an insignificant amount in both the third quarters of 2013 and 2012. Our earnings in both the third quarters of 2013 and 2012 included an insignificant amount from acquired businesses. Dispositions also affected our operations through lower revenues of $0.2 billion and $0.1 billion in the third quarters of 2013 and 2012, respectively. The effects of dispositions on earnings were an insignificant amount in both the third quarters of 2013 and 2012.

Overall, the effects of acquisitions increased revenues $0.1 billion in both the nine months of 2013 and 2012. Our earnings in both the nine months of 2013 and 2012 included an insignificant amount from acquired businesses. Dispositions also affected our operations through lower revenues of $0.2 billion and $0.5 billion in the nine months of 2013 and 2012, respectively. The effects of dispositions on earnings were $0.1 billion in both the nine months of 2013 and 2012.

We have communicated our goal of reducing our ENI, most recently targeting ENI of $300 billion to $350 billion. Our ENI was $385 billion at September 30, 2013. To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have deep domain experience, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses that are deemed to be non-strategic or that are underperforming. In addition, we are planning staged exits of value-maximizing platforms. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

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

(53)

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

(54)

CLL
	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Revenues	$3,677	$4,028	$11,091	$12,406

Segment profit	$479	$563	$1,702	$1,855

		September 30,	December 31,	September 30,
(In millions)		2013	2012	2012

Total assets		$170,310	$181,375	$179,465

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Revenues
Americas	$2,459	$2,641	$7,311	$7,989
Europe(a)	780	799	2,296	2,470
Asia	383	500	1,394	1,605
Other(a)	55	88	90	342

Segment profit
Americas	$456	$545	$1,313	$1,614
Europe(a)	29	35	273	137
Asia	29	28	202	151
Other(a)	(35)	(45)	(86)	(47)

		September 30,	December 31,	September 30,
(In millions)		2013	2012	2012

Total assets
Americas		$103,327	$108,895	$109,034
Europe(a)		46,630	48,137	45,008
Asia		14,199	16,831	17,343
Other(a)		6,154	7,512	8,080

(a)
During the third quarter of 2013, we transferred our European equipment services portfolio from CLL Other to CLL Europe. Prior-period amounts were reclassified to conform to the current period presentation.

CLL revenues decreased 9% and net earnings decreased 15% in the three months ended September 30, 2013. Revenues for three months ended September 30, 2013 were reduced by $0.1 billion from dispositions.  Revenues decreased as a result of organic revenue declines ($0.3 billion), primarily due to lower ENI ($0.2 billion). Net earnings decreased reflecting higher impairments ($0.1 billion).

CLL revenues decreased 11% and net earnings decreased 8% in the nine months ended September 30, 2013. Revenues decreased as a result of organic revenue declines ($0.8 billion), primarily due to lower ENI ($0.6 billion), and higher impairments ($0.4 billion). Net earnings decreased reflecting higher impairments ($0.4 billion), partially offset by dispositions ($0.1 billion) and core increases ($0.1 billion).

(55)

Consumer

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Revenues	$3,747	$3,911	$11,353	$11,600

Segment profit	$889	$749	$2,240	$2,485

		September 30,	December 31,	September 30,
(In millions)		2013	2012	2012

Total assets		$135,541	$138,997	$135,975

Consumer revenues decreased 4% and net earnings increased 19% in the three months ended September 30, 2013. Revenues decreased as a result of organic revenue declines ($0.2 billion). The increase in net earnings resulted primarily from lower provisions for losses on financing receivables ($0.2 billion).

Consumer revenues decreased 2% and net earnings decreased 10% in the nine months ended September 30, 2013. Revenues for nine months ended September 30, 2013 included $0.1 billion from acquisitions. Revenues decreased as a result of organic revenue declines ($0.3 billion). The decrease in net earnings resulted primarily from higher provisions for losses on financing receivables ($0.4 billion) reflecting the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period and projected net write-offs over the next twelve months in our installment and revolving credit portfolios. This decrease was partially offset by core increases ($0.1 billion).

Real Estate

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Revenues	$689	$948	$3,218	$2,660

Segment profit	$464	$217	$1,589	$494

		September 30,	December 31,	September 30,
(In millions)		2013	2012	2012

Total assets		$39,947	$46,247	$55,349

Real Estate revenues decreased 27% and net earnings were favorable in the three months ended September 30, 2013. Revenues decreased as a result of organic revenue declines ($0.2 billion), primarily due to lower ENI ($0.2 billion). Real Estate net earnings increased as a result of core increases ($0.3 billion) including higher tax benefits ($0.2 billion). Depreciation expense on real estate equity investments totaled $0.1 billion and $0.2 billion in the three months ended September 30, 2013 and 2012, respectively.

Real Estate revenues increased 21% and net earnings were favorable in the nine months ended September 30, 2013. Revenues increased as a result of increases in net gains on property sales ($1.2 billion) mainly due to the sale of real estate comprising certain floors located at 30 Rockefeller Center, New York, partially offset by organic revenue declines ($0.5 billion), primarily due to lower ENI ($0.5 billion). Real Estate net earnings increased as a result of core increases ($1.1 billion) including increases in net gains on property sales ($0.7 billion) and higher tax benefits ($0.3 billion). Depreciation expense on real estate equity investments totaled $0.4 billion and $0.6 billion in the nine months ended September 30, 2013 and 2012, respectively.

(56)

Energy Financial Services

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Revenues	$438	$401	$1,084	$1,086

Segment profit	$150	$132	$293	$325

		September 30,	December 31,	September 30,
(In millions)		2013	2012	2012

Total assets		$18,135	$19,185	$19,517

Energy Financial Services revenues increased 9% and net earnings increased 14% in the three months ended September 30, 2013. Revenues increased primarily as a result of organic revenue growth ($0.1 billion). The increase in net earnings resulted primarily from core increases ($0.1 billion), partially offset by dispositions.

Energy Financial Services revenues were flat and net earnings decreased 10% in the nine months ended September 30, 2013. Revenues were flat primarily as a result of lower gains ($0.1 billion) and higher impairments ($0.1 billion), partially offset by organic revenue growth ($0.1 billion) and dispositions. The decrease in net earnings resulted primarily from lower gains ($0.1 billion) and higher impairments, partially offset by core increases ($0.1 billion).

GECAS

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Revenues	$1,312	$1,249	$3,973	$3,897

Segment profit	$173	$251	$825	$877

		September 30,	December 31,	September 30,
(In millions)		2013	2012	2012

Total assets		$47,172	$49,420	$49,276

GECAS revenues increased 5% and net earnings decreased 31% in the three months ended September 30, 2013. Revenues increased as a result of lower finance lease impairments ($0.1 billion) and higher gains, partially offset by organic revenue declines. The decrease in net earnings resulted primarily from core decreases ($0.1 billion) and higher ELTO impairments related to our operating lease portfolio of commercial aircraft, partially offset by higher gains.

GECAS revenues increased 2% and net earnings decreased 6% in the nine months ended September 30, 2013. Revenues increased as a result of organic revenue growth ($0.1 billion), lower finance lease impairments and higher gains. The decrease in net earnings resulted primarily from higher ELTO impairments ($0.1 billion) related to our operating lease portfolio of commercial aircraft, partially offset by core increases and higher gains.

Corporate Items and Eliminations

Corporate items and eliminations include an insignificant amount of Treasury operation expenses in both the third quarters of 2013 and 2012. Corporate items and eliminations include an insignificant amount and $0.1 billion of Treasury operation expenses for the nine months ended September 30, 2013 and 2012, respectively. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

Corporate items and eliminations include adjustments in the third quarters and the first nine months of 2013 and 2012 to bring our nine month tax rates in line with the projected full year tax.

(57)

Certain amounts included in corporate items and eliminations are not allocated to the five operating businesses within the GE Capital segment because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included an insignificant amount in both the third quarters of 2013 and 2012 and $0.1 billion in both the nine months ended September 30, 2013 and 2012, respectively, primarily related to restructuring and other charges.

Income Taxes

Our provision for income taxes was an insignificant expense in the third quarter of 2013 (an effective tax rate of 0.1%), compared with $0.1 billion expense in the third quarter of 2012 (an effective tax rate of 4.5%). The decrease in tax expense is attributable to increased benefits from low-taxed global operations partially offset by the adjustment in the third quarter to bring our nine month tax rate in line with the projected full year tax rate that was higher than the similar adjustment in the third quarter 2012.

The provision for income taxes was an expense of $0.1 billion for the first nine months of 2013 (an effective tax rate of 1.6%), compared with $0.4 billion expense for the first nine months of 2012 (an effective tax rate of 6.6%). The decrease in tax expense is attributable to increased benefits from low-taxed global operations including the first quarter tax benefits related to the extension of the U.S. tax provision deferring tax on active financial services income partially offset by the absence of the 2012 benefit attributable to the high tax basis in the entity sold in the Business Property disposition and the adjustment to bring our nine month tax rate in line with the projected full year tax rate that was higher than the similar adjustment in the first nine months of 2012.

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

Discontinued Operations

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2013	2012	2013	2012

Earnings (loss) from discontinued operations,
net of taxes	$(83)	$(107)	$(313)	$(857)

(58)

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

Loss from discontinued operations, net of taxes, in the three months ended September 30, 2013 primarily reflected a $0.1 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan.

Loss from discontinued operations, net of taxes, in the three months ended September 30, 2012 primarily reflected a $0.1 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

Loss from discontinued operations, net of taxes, in the nine months ended September 30, 2013 primarily reflected a $0.2 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan, and a $0.1 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

Loss from discontinued operations, net of taxes, in the nine months ended September 30, 2012 primarily reflected a $0.4 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan, a $0.3 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC, and a $0.2 billion loss (which includes a $0.1 billion loss on disposal) related to Consumer Ireland.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position for the nine months ended September 30, 2013 resulted from the following:

•	Repayments exceeded new issuances of total borrowings by $19.0 billion and collections (which includes sales) on financing receivables exceeded originations by $8.5 billion.

•	The U.S. dollar was stronger for most major currencies at September 30, 2013 than at December 31, 2012, decreasing the translated levels of our non-U.S. dollar assets and liabilities.

Our assets were $520.7 billion at September 30, 2013, an $18.6 billion decrease from December 31, 2012, and primarily reflected a reduction of net financing receivables of $14.7 billion and decreases in other assets of $12.1 billion and investment securities of $4.6 billion, partially offset by an increase in cash and equivalents of $14.4 billion.

Our liabilities were $436.1 billion at September 30, 2013, a $20.7 billion decrease from December 31, 2012, and primarily reflected a $25.5 billion net reduction in borrowings, primarily in short-term borrowings and commercial paper, which is consistent with our overall reduction in assets, partially offset by higher deposits at our banks of $4.3 billion. Deposits increased primarily due to the first quarter acquisition of the deposit business of MetLife Bank, N.A., partially offset by a reduction in deposits at our other banks.

Cash Flows

Our cash and equivalents were $76.3 billion at September 30, 2013, compared with $77.7 billion at September 30, 2012. Our cash from operating activities totaled $11.9 billion for the nine months ended September 30, 2013, compared with cash from operating activities of $14.9 billion for the nine months ended September 30, 2012.

(59)

Cash from investing activities was $28.2 billion during the nine months ended September 30, 2013, consistent with our plan to reduce GECC asset levels. Cash from investing activities for the period related primarily to collections (which includes sales) exceeding originations of financing receivables of $8.5 billion; the acquisition of MetLife Bank, N.A. resulting in net cash provided by the acquisition of $6.4 billion; and principal business dispositions of $0.8 billion, including the disposition of our CLL fleet business in Canada of $0.6 billion. Additionally, included within all other investing activities were proceeds from real estate property sales of $7.7 billion, net loan repayments from our equity method investments of $2.1 billion and net maturities of investment securities of $2.0 billion.

Cash used for financing activities for the nine months ended September 30, 2013 of $24.7 billion related primarily to a $19.0 billion reduction in total borrowings, consisting primarily of reductions in short-term borrowings and commercial paper, and a $2.2 billion reduction in deposits at our banks. These uses of cash were partially offset by $1.0 billion of proceeds from the issuance of preferred stock. Dividends paid to GE represent the distribution of a portion of GECC retained earnings. Beginning in the second quarter of 2012, GECC restarted its dividend to GE. In the nine months ended September 30, 2013, GECC paid GE dividends of $0.9 billion and special dividends of $3.0 billion.

Fair Value Measurements

See Note 1 in our 2012 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 10 to the condensed, consolidated financial statements.

At September 30, 2013, the aggregate amount of assets that are measured at fair value through earnings totaled $5.2 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities decreased to $43.8 billion at September 30, 2013 from $48.4 billion at December 31, 2012, primarily due to the sale of U.S. government and federal agency securities at our treasury operations and the impact of higher interest rates. Of the amount at September 30, 2013, we held debt securities with an estimated fair value of $43.3 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $24.3 billion, $6.5 billion, $2.0 billion and $3.0 billion, respectively. Net unrealized gains on debt securities were $2.6 billion and $4.8 billion at September 30, 2013 and December 31, 2012, respectively. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.3 billion, $0.1 billion, $0.1 billion and $0.1 billion, respectively, at September 30, 2013, as compared with $0.4 billion, $0.1 billion, $0.1 billion and $0.1 billion, respectively, at December 31, 2012.

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

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS are in a senior position in the capital structure of the deals and more than 70% are agency bonds or insured by Monoline insurers (Monolines) (on which we continue to place reliance). Of our total RMBS portfolio at September 30, 2013 and December 31, 2012, approximately $0.4 billion and $0.5 billion, respectively, relates to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of this exposure is related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

(60)

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

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At September 30, 2013, our investment securities insured by Monolines on which we continue to place reliance were $1.1 billion, including $0.3 billion investment in subprime RMBS. At September 30, 2013, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.1 billion.

Total pre-tax, other-than-temporary impairment losses during the three months ended September 30, 2013 were $0.1 billion, which was recognized in earnings and primarily relates to credit losses on corporate debt securities and other-than-temporary losses on equity securities.

Total pre-tax, other-than-temporary impairment losses during the three months ended September 30, 2012 were an insignificant amount, which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, CMBS and RMBS.

Total pre-tax, other-than-temporary impairment losses during the nine months ended September 30, 2013 were $0.5 billion, which was recognized in earnings and primarily relates to credit losses on corporate debt securities and other-than-temporary losses on equity securities.

Total pre-tax, other-than-temporary impairment losses during the nine months ended September 30, 2012 were $0.1 billion, which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities and other-than-temporary losses on equity securities.

At both September 30, 2013 and December 31, 2012, unrealized losses on investment securities totaled $0.8 billion, of which $0.4 billion and $0.8 billion, respectively, was aged 12 months or longer. Of the amount aged 12 months or longer at September 30, 2013, approximately  70% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.2 billion related to both structured securities (mortgage-backed and asset-backed) and corporate debt securities. With respect to our investment securities that are in an unrealized loss position, aged 12 months or longer at September 30, 2013, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. For additional information, see Note 3 to the condensed, consolidated financial statements.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the finance receivables portfolio follows.

(61)

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

(62)

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in Notes 4 and 12.

	Financing receivables		Nonearning receivables		Allowance for losses
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(In millions)	2013	2012	2013	2012	2013	2012

Commercial
CLL
Americas	$69,240	$72,517	$1,182	$1,333	$470	$490
Europe(a)	35,529	37,037	916	1,299	342	445
Asia	9,573	11,401	226	193	75	80
Other(a)	468	603	-	52	-	6
Total CLL	114,810	121,558	2,324	2,877	887	1,021

Energy
Financial
Services	4,367	4,851	4	-	11	9

GECAS	9,642	10,915	-	-	10	8

Other	393	486	-	13	2	3

Total Commercial	129,212	137,810	2,328	2,890	910	1,041

Real Estate	18,966	20,946	357	444	170	320

Consumer
Non-U.S.
residential
mortgages(b)	31,142	33,451	2,258	2,569	439	480
Non-U.S.
installment
and revolving
credit	17,305	18,546	205	224	662	623
U.S. installment
and revolving
credit	51,799	50,853	936	1,026	2,721	2,282
Non-U.S. auto	3,524	4,260	20	24	67	67
Other	7,427	8,070	341	351	183	172
Total Consumer	111,197	115,180	3,760	4,194	4,072	3,624
Total	$259,375	$273,936	$6,445	$7,528	$5,152	$4,985

(a)
During the third quarter of 2013, we transferred our European equipment services portfolio from CLL Other to CLL Europe. Prior-period amounts were reclassified to conform to the current period presentation.

(b)
Included financing receivables of $11,499 million and $12,221 million, nonearning receivables of $913 million and $1,036 million and allowance for losses of $140 million and $142 million at September 30, 2013 and December 31, 2012, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%). At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, about 85% are in our U.K. and France portfolios, have a delinquency rate of 14%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 86% and 65%, respectively. At September 30, 2013, 11% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(63)

The portfolio of financing receivables, before allowance for losses, was $259.4 billion at September 30, 2013, and $273.9 billion at December 31, 2012. Financing receivables, before allowance for losses, decreased $14.6 billion from December 31, 2012, primarily as a result of collections (which includes sales) exceeding originations ($8.5 billion), write-offs ($4.2 billion) and the stronger U.S. dollar ($3.1 billion).

Related nonearning receivables totaled $6.4 billion (2.5% of outstanding receivables) at September 30, 2013, compared with $7.5 billion (2.7% of outstanding receivables) at December 31, 2012. Nonearning receivables decreased from December 31, 2012, primarily due to write-offs and payoffs at CLL and improved entry rates and collections in our Non-U.S. residential mortgage and U.S. installment and revolving portfolios.

The allowance for losses at September 30, 2013 totaled $5.2 billion compared with $5.0 billion at December 31, 2012, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses increased $0.2 billion from December 31, 2012, primarily because provisions were higher than write-offs, net of recoveries by $0.3 billion, which is attributable to an increase in provisions in our Consumer installment and revolving portfolios. The allowance for losses as a percent of total financing receivables increased from 1.8% at December 31, 2012 to 2.0% at September 30, 2013 primarily due to an increase in the allowance for losses as discussed above and a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(64)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables		nonearning financing receivables		total financing receivables
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Commercial
CLL
Americas	1.7%	1.8%	39.8%	36.8%	0.7%	0.7%
Europe	2.6	3.5	37.3	34.3	1.0	1.2
Asia	2.4	1.7	33.2	41.5	0.8	0.7
Other	–	8.6	–	11.5	–	1.0
Total CLL	2.0	2.4	38.2	35.5	0.8	0.8

Energy Financial Services	0.1	–	275.0	–	0.3	0.2

GECAS	–	–	–	–	0.1	0.1

Other	–	2.7	–	23.1	0.5	0.6

Total Commercial	1.8	2.1	39.1	36.0	0.7	0.8

Real Estate	1.9	2.1	47.6	72.1	0.9	1.5

Consumer
Non-U.S.
residential mortgages(a)	7.3	7.7	19.4	18.7	1.4	1.4
Non-U.S.
installment and
revolving credit	1.2	1.2	322.9	278.1	3.8	3.4
U.S. installment and
revolving credit	1.8	2.0	290.7	222.4	5.3	4.5
Non-U.S. auto	0.6	0.6	335.0	279.2	1.9	1.6
Other	4.6	4.3	53.7	49.0	2.5	2.1

Total Consumer	3.4	3.6	108.3	86.4	3.7	3.1

Total	2.5	2.7	79.9	66.2	2.0	1.8

(a)
Included nonearning financing receivables as a percent of financing receivables of 7.9% and 8.5%, allowance for losses as a percent of nonearning receivables of 15.4% and 13.7% and allowance for losses as a percent of total financing receivables of 1.2% and 1.2% at September 30, 2013 and December 31, 2012, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%). Compared to the overall Non-U.S. residential mortgage loan portfolio, the ratio of allowance for losses as a percent of financing receivables and ratio of allowance for losses as a percent of nonearning financing receivables for these loans are lower, driven primarily by the higher mix of such products in the U.K. and France portfolios and as a result of the better performance and collateral realization experience in these markets.

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $1.2 billion represented 18.3% of total nonearning receivables at September 30, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 36.8% at December 31, 2012, to 39.8% at September 30, 2013, reflecting a decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 1.8% at December 31, 2012, to 1.7% at September 30, 2013, primarily due to decreased nonearning exposures in our industrial materials and consumer-facing portfolios, partially offset by our Latin America portfolios. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

(65)

CLL – Europe. Nonearning receivables of $0.9 billion represented 14.2% of total nonearning receivables at September 30, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 34.3% at December 31, 2012 to 37.3% at September 30, 2013, reflecting a decrease in nonearning receivables and allowance for losses in our Interbanca S.p.A., acquisition finance and asset-backed lending portfolios. The majority of our CLL – Europe nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 58.4% at December 31, 2012, to 82.3% at September 30, 2013, primarily due to a decrease in nonearning receivables as a result of write-offs and sales in our acquisition finance and asset-backed lending portfolios. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.5% at December 31, 2012, to 2.6% at September 30, 2013, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our Interbanca S.p.A. and acquisition finance businesses, the purchased receivables for our asset-backed lending portfolio, and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.2 billion represented 3.5% of total nonearning receivables at September 30, 2013. The ratio of allowance for losses as a percent of nonearning receivables decreased from 41.5% at December 31, 2012, to 33.0% at September 30, 2013, primarily due to an increase in nonearnings in our structured finance business and in our asset-based financing business in Australia, partially offset by restructuring activities and write-offs resulting in a reduction of nonearning receivables in our asset-based financing businesses in Japan. Collateral supporting these nonearning financing receivables is primarily manufacturing equipment, commercial real estate and corporate aircraft.

Real Estate. Nonearning receivables of $0.4 billion represented 5.5% of total nonearning receivables at September 30, 2013. The decrease in nonearning receivables was primarily driven by resolution of North American multi-family and hotel nonearning loans, as well as European retail and mixed-use loans through payoffs, foreclosures and write-offs. The ratio of allowance for losses as a percent of nonearning receivables decreased from 72.1% to 47.6% reflecting the reduction in overall reserves due to improving market conditions and higher originations. The ratio of allowance for losses as a percent of total financing receivables decreased from 1.5% at December 31, 2012, to 0.9% at September 30, 2013, driven primarily by write-offs and the reduction in overall reserves due to improving market conditions.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At September 30, 2013, total Real Estate financing receivables of $19.0 billion were primarily collateralized by office buildings ($4.8 billion), hotel properties ($3.2 billion), apartment buildings ($2.9 billion), warehouse ($2.6 billion) and retail facilities ($2.4 billion). In the first nine months of 2013, commercial real estate markets continued to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.1 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At September 30, 2013, we had 111 foreclosed commercial real estate properties totaling $1.0 billion.

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $2.3 billion represented 35.0% of total nonearning receivables at September 30, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 18.7% at December 31, 2012 to 19.4% at September 30, 2013, as a result of lower nonearning receivables due to improved collections primarily in our U.K. and Spain portfolios. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 76% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 79% and 56%, respectively, and about 11% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At September 30, 2013, we had in repossession stock 541 houses in the U.K., which had a value of approximately $0.1 billion.

(66)

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.2 billion represented 3.2% of total nonearning receivables at September 30, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 278.1% at December 31, 2012 to 322.9% at September 30, 2013, reflecting an increase in the allowance for losses primarily due to the approach described below.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.9 billion represented 14.5% of total nonearning receivables at September 30, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 222.4% at December 31, 2012 to 290.7% at September 30, 2013 reflecting an increase in the allowance for losses primarily due to the approach described below. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.0% at December 31, 2012 to 1.8% at September 30, 2013 primarily due to improved delinquency rates.

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

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans that are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $10.9 billion nonaccrual loans at September 30, 2013, $6.2 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
(In millions)	receivables	receivables

September 30, 2013

Commercial
CLL	$3,389	$2,324
Energy Financial Services	4	4
GECAS	-	-
Other	11	-
Total Commercial	3,404	2,328

Real Estate	3,723	357

Consumer	3,816	3,760
Total	$10,943	$6,445

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

(67)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	September 30,	December 31,
	2013	2012
Loans requiring allowance for losses
Commercial(a)	$1,035	$1,372
Real Estate	1,404	2,202
Consumer	3,096	3,115
Total loans requiring allowance for losses	5,535	6,689

Loans expected to be fully recoverable
Commercial(a)	3,091	3,697
Real Estate	2,793	3,491
Consumer	99	105
Total loans expected to be fully recoverable	5,983	7,293
Total impaired loans	$11,518	$13,982

Allowance for losses (specific reserves)
Commercial(a)	$311	$487
Real Estate	83	188
Consumer	684	674
Total allowance for losses (specific reserves)	$1,078	$1,349

Average investment during the period	$12,757	$16,269
Interest income earned while impaired(b)	503	751

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)	Recognized principally on an accrual basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

Of our $4.2 billion impaired loans at Real Estate at September 30, 2013, $3.9 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at September 30, 2013 and December 31, 2012, classified by the method used to measure impairment was as follows.

	September 30,	December 31,
(In millions)	2013	2012

Method used to measure impairment
Discounted cash flow	$6,155	$6,704
Collateral value	5,363	7,278
Total	$11,518	$13,982

See Note 1 in our 2012 consolidated financial statements for further information on our valuation processes.

(68)

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At September 30, 2013, TDRs included in impaired loans were $10.2 billion, primarily relating to Real Estate ($3.9 billion), CLL ($3.2 billion) and Consumer ($3.0 billion).

Real Estate TDRs decreased from $5.1 billion at December 31, 2012 to $3.9 billion at September 30, 2013, primarily driven by resolution of TDRs through paydowns and the effects of currency exchange, partially offset by extensions of loans scheduled to mature during 2013, some of which were classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the nine months ended September 30, 2013, we modified $1.4 billion of loans classified as TDRs. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $2.1 billion and $4.6 billion of modifications classified as TDRs in the twelve months ended September 30, 2013 and 2012, respectively, $0.3 billion and $0.2 billion have subsequently experienced a payment default in the nine months ended September 30, 2013 and 2012, respectively.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.1 billion at September 30, 2013 and $0.2 billion at December 31, 2012, and were 2.0% and 3.1%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the nine months ended September 30, 2013, we provided short-term modifications of less than $0.1 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $1.2 billion of Consumer loans for the nine months ended September 30, 2013, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 12 to the condensed, consolidated financial statements.

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 12 to the condensed, consolidated financial statements.

GECC Selected European Exposures

At September 30, 2013, we had $82.4 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 87% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (“focus countries”), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at September 30, 2013.

(69)

							Rest of	Total
September 30, 2013 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
before allowance
for losses on
financing receivables	$1,553	$265	$276	$6,576	$2	$2,955	$72,194	$83,821

Allowance for losses on
financing receivables	(94)	(17)	(5)	(208)	-	(104)	(973)	(1,401)

Financing receivables,
net of allowance
for losses on
financing receivables(a)(b)	1,459	248	271	6,368	2	2,851	71,221	82,420

Investments(c)(d)	3	-	-	505	-	252	2,212	2,972

Cost and equity method
investments(e)	307	-	399	62	34	-	695	1,497

Derivatives,
net of collateral(c)(f)	2	-	-	62	-	-	174	238

ELTO(g)	478	106	443	776	245	332	9,809	12,189

Real estate held for
investment(g)	790	-	-	410	-	-	5,585	6,785

Total funded exposures(h)	$3,039	$354	$1,113	$8,183	$281	$3,435	$89,696	$106,101

Unfunded commitments(i)	$12	$7	$65	$177	$4	$851	$8,647	$9,763

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $30.7 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 15% of these residential mortgage loans, substantially all of which were originated in the U.K., Poland and France.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $0.8 billion related to financial institutions, $0.3 billion related to non-financial institutions and $1.9 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.2 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

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

(h)
Excludes $40.4 billion of cash and equivalents, which is composed of $26.0 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.4 billion is in focus countries, and $14.4 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($11.3 billion) and sovereign bonds of non-focus countries ($3.1 billion), where the value of our collateral exceeds the amount of our cash exposure.

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

Other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $50.1 billion at September 30, 2013, a decrease of $12.1 billion, primarily related to the sale of certain held-for-sale real estate and aircraft ($4.7 billion), the sale of certain real estate investments ($3.0 billion), a decrease in the fair value of derivative instruments ($2.6 billion) and a decrease in our Penske investment ($1.2 billion). During the nine months ended September 30, 2013, we recognized $0.2 billion of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

(70)

Included in other assets are Real Estate equity investments of $14.4 billion and $20.7 billion and Real Estate equity assets classified as held for sale of $2.4 billion and $0.3 billion at September 30, 2013 and December 31, 2012, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During the three and nine months ended September 30, 2013, Real Estate recognized pre-tax impairments of an insignificant amount and $0.3 billion, respectively, in its real estate held for investment, which were primarily driven by the strategic decision to exit certain equity platforms. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at September 30, 2013 had a carrying value of $0.3 billion and an associated estimated unrealized loss of an insignificant amount. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.  On March 19, 2013, in connection with GE’s sale of its remaining 49% interest in NBCUniversal LLC to Comcast Corporation, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York and the CNBC property located in Englewood Cliffs, New Jersey to affiliates of NBC Universal for $1.4 billion in cash.

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

Our 2013 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($44.3 billion at December 31, 2012), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $6 billion in the third quarter of 2013. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the third quarter of 2013, we earned interest income on financing receivables of $5.0 billion, which more than offset interest expense of $2.2 billion.

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

(71)

We are a regulated savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). In addition, on July 8, 2013, the U.S. Financial Stability Oversight Council (FSOC) designated GECC as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. Many of the rulemakings for supervision of nonbank SIFIs are not final and therefore the exact impact and implementation date remain uncertain. GECC continues to plan for the enhanced prudential standards that will apply to nonbank SIFIs. These DFA rulemakings will require, among other items, enhanced capital and liquidity levels, compliance with the comprehensive capital analysis and review regulations (CCAR), compliance with counterparty credit exposure limits, and the development of a resolution plan for submission to regulators.

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

We have cash and equivalents of $76.3 billion at September 30, 2013, which is available to meet our needs.

We have committed, unused credit lines totaling $47.6 billion that have been extended to us by 49 financial institutions at September 30, 2013. GECC can borrow up to $47.6 billion under all of these credit lines. GE can borrow up to $14.6 billion under certain of these credit lines. These lines include $26.1 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $21.4 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one to two years from the date of expiration of the lending agreement.

Cash and equivalents of $48.7 billion at September 30, 2013 are held by non-U.S. subsidiaries. Of this amount at quarter-end, $8.2 billion is indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans are required to be outstanding for less than 60 days during the year.

About $12 billion of cash and equivalents are in regulated banks and insurance entities and are subject to regulatory restrictions.

(72)

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

GE reduced its GE Capital ending net investment, excluding cash and equivalents, to $384.6 billion at September 30, 2013.

Through September 30, 2013, we completed issuances of $33.2 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 40 years (and subsequent to September 30, 2013, an additional insignificant amount). Average commercial paper borrowings during the third quarter were $35.3 billion, and the maximum amount of commercial paper borrowings outstanding during the third quarter was $36.1 billion. Our commercial paper maturities are funded principally through new commercial paper issuances.

We securitize financial assets as an alternative source of funding. During 2013, we completed $7.7 billion of non-recourse issuances and had maturities of $7.8 billion. At September 30, 2013, non-recourse borrowings were $30.0 billion.

We have 12 deposit-taking banks outside of the U.S. and two deposit-taking banks in the U.S. – GE Capital Retail Bank, a Federal Savings Bank (FSB), and GE Capital Bank (formerly GE Capital Financial Inc.), an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from two months to ten years. On January 11, 2013, the FSB acquired the deposit business of MetLife Bank, N.A. This acquisition added approximately $6.4 billion in deposits and an online banking platform.

Total alternative funding at September 30, 2013 was $105 billion, composed mainly of $51 billion bank deposits, $30 billion of non-recourse securitization borrowings, $10 billion of funding secured by real estate, aircraft and other collateral and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2012 was $101 billion.

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where we have the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on our liquidity profile and other factors. During the first nine months of 2013, we settled $8.4 billion of callable debt, of which $4.1 billion was called in 2012. No additional debt was called during the third quarter of 2013 that will settle after September 30, 2013.

Income Maintenance Agreement

As set forth in Exhibit 12 hereto, GECC’s ratio of earnings to fixed charges was 1.79:1 during the nine months ended September 30, 2013 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our consolidated financial statements for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2013, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(73)

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3. “Legal Proceedings” in our consolidated financial statements for the fiscal year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

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

Five WMC cases are pending in the United States District Court for the District of Connecticut. Four of these cases were initiated in 2012, and one was initiated in the third quarter of 2013.  Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in four cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case.  The Deutsche Bank complaints assert claims on approximately $3,400 million of mortgage loans and seek to recover damages on these loans in excess of approximately $1,800 million.  The Law Debenture complaint asserts claims on approximately $1,000 million of mortgage loans, and alleges losses on these loans in excess of approximately $425 million. GECC was initially named a defendant in each of the Connecticut cases and has been dismissed from four of those cases without prejudice.

Six WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), of which three were initiated by WMC seeking declaratory judgment. Five of these cases were filed in 2012, and one was filed in 2011. One additional case filed by WMC in the fourth quarter 2012 was dismissed without prejudice in July 2013, due to a proceeding involving the same securitization in New York State Supreme Court, as described below. The Minnesota cases involve claims on approximately $1,200 million of mortgage loans and do not specify the amount of damages sought.  In September 2013, the District Court granted in part and denied in part WMC’s motions to dismiss or for summary judgment, dismissing US Bank’s claims for indemnification and for damages based on WMC’s alleged refusal to repurchase but holding that WMC could be liable for money damages if US Bank can prove that WMC knew of a breach of representation or warranty in the mortgage loan pool of which the trustee had no knowledge and failed to notify the trustee.  The court also held that US Bank may seek to recover money damages against WMC for losses incurred by the trustee arising from loans previously liquidated by the trustee if WMC was grossly negligent regarding notifying the trustee of the presence of defects in the loans.

As previously reported, three cases are pending in New York State Supreme Court, two of which were initiated by securitization trustees and one of which was brought by a RMBS certificate holder claiming to act on behalf of the trustee.  These cases are all at an early stage and involve, in the aggregate, claims involving approximately $3,300 million of mortgage loans.  Two of the lawsuits specify damages totaling in excess of $1,100 million, and the third lawsuit does not specify the amount of damages sought.  One case, in which the plaintiff is Seagull Point, LLC (Seagull Point), acting individually and purportedly on behalf of Morgan Stanley ABS Capital I Inc. Trust 2007-HE5, was initiated in the second quarter 2013 and names as defendants WMC, Decision One Mortgage Company, LLC (Decision One), Morgan Stanley Mortgage Capital Inc., Morgan Stanley Mortgage Capital Holdings LLC, Morgan Stanley ABS Capital I Inc., and Morgan Stanley ABS Capital I Inc. Trust 2007-HE5 (as nominal defendant).  Seagull Point seeks damages against WMC and Decision One in excess of $475 million.  The second case was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC.  It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages sought.   The third case, in which the plaintiff is The Bank of New York Mellon (BNY), was initiated in the fourth quarter 2012 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A.  GECC, which was initially named, is no longer a defendant.   This case arises from the same securitization as one of the cases initiated by WMC in Minnesota, noted above.  BNY asserts claims on approximately $1,900 million of mortgage loans, and seeks to recover damages in excess of $650 million.

(74)

Two cases are pending in the United States District Court for the Southern District of New York.  One case, in which the plaintiff is BNY, was filed in the third quarter 2012.  In the second quarter 2013, BNY filed an amended complaint in which it asserts claims on approximately $900 million of mortgage loans, and seeks to recover damages in excess of $378 million.  In September 2013, the District Court issued a ruling from the bench denying WMC’s motion to dismiss the trustee’s claim for damages and holding that the initial submission of claims on certain mortgage loans was sufficient to provide notice to WMC that the entire pool of loans supporting the securitization was potentially subject to claims for relief by the trustee.  One case was initiated by the Federal Housing Finance Agency (FHFA) by filing a summons with notice in the fourth quarter 2012.  In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,400 million of loans and alleging losses on these loans in excess of approximately $100 million.

The amounts of the mortgage loans at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral.  Of the mortgage loans involved in these lawsuits, approximately $4,600 million were included in WMC’s pending claims at September 30, 2013.  The claims relating to other mortgage loans not included in WMC’s pending claims consist of sampling-based claims in two cases on approximately $900 million of mortgage loans and, in ten cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $5,700 million of mortgage loans.  See Note 2 to the condensed, consolidated financial statements in Part I, Item 1 “Financial Statements” of this Form 10-Q Report for additional information.

(75)

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

Exhibit 101
The following materials from General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and nine months ended September 30, 2013 and 2012, (ii) Condensed Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Statement of Changes in Shareowners’ Equity for the nine months ended September 30, 2013 and 2012, (iv) Condensed Statement of Financial Position at September 30, 2013 and December 31, 2012, (v) Condensed Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Condensed, Financial Statements.

(76)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
November 1, 2013	/s/ Walter Ielusic
Date	Walter Ielusic Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(77)