Form 10-Q/A
period 2013-09-30
GENERAL ELECTRIC CAPITAL CORP
filed 2013-11-04
CIK 40554

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

(1)

Explanatory Note

This amendment (Form 10-Q/A) is being provided for the sole purpose of attaching the XBRL (eXtensible Business Reporting Language) files that were inadvertently missing from our Form 10-Q for the period ended September 30, 2013 as filed earlier today.

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

(2)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
November 1, 2013	/s/ Walter Ielusic
Date	Walter Ielusic Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(3)