Form 10-K
period 2013-12-31
GENERAL ELECTRIC CAPITAL CORP
filed 2014-02-27
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 1-6461

General Electric Capital Corporation (Exact name of registrant as specified in charter)

Delaware		13-1500700
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

901 Main Avenue, Norwalk, CT	06851-1168	203/840-6300
(Address of principal executive offices)	(Zip Code)	(Registrant’s Telephone No., including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
4.875% Notes Due October 15, 2052 4.875% Notes Due January 29, 2053 7½% Guaranteed Subordinated Notes Due August 21, 2035 4.70% Notes Due May 16, 2053		New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

At February 1, 2014, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2013, are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

(2)

 PART I

Item 1. Business.

General Electric Capital Corporation

General Electric Capital Corporation (GE Capital or GECC) was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. Until November 1987, our name was General Electric Credit Corporation. On July 2, 2001, we changed our state of incorporation to Delaware. As of December 31, 2013, all of our outstanding common stock was wholly-owned by General Electric Company (GE Company or GE). Financing and services offered by GE Capital are diversified, a significant change from the original business of GE Capital, which was, financing distribution and sale of consumer and other GE products.

We operate in five segments described in the Operating Segments Section beginning on page 4. These operations are subject to a variety of regulations in their respective jurisdictions. Our operations are located in North America, South America, Europe, Australia and Asia.

Our principal executive offices are located at 901 Main Avenue, Norwalk, CT 06851-1168. At December 31, 2013, GECC employed approximately 50,000 persons.

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

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations; the impact of conditions in the financial and credit markets on the availability and cost of our funding and on our ability to reduce our asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; pending and future mortgage securitization claims and litigation in connection with WMC, which may affect our estimates of liability, including possible loss estimates; our ability to maintain our current credit

(3)

rating and the impact on our funding costs and competitive position if we do not do so; our ability to pay dividends to GE at the planned level; the level of demand and financial performance of the major industries GE serves, including, without limitation, air transportation, energy generation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; our success in completing announced transactions and integrating acquired businesses; our ability to complete the staged exit from our North American Retail Finance business as planned; the impact of potential information technology or data security breaches; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. We do not undertake to update our forward-looking statements.

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

GE Capital businesses offer a broad range of financial services and products worldwide for businesses of all sizes. Services include commercial loans and leases, fleet management, financial programs, credit cards, personal loans and other financial services. GE Capital also develops strategic partnerships and joint ventures that utilize GE’s industry-specific expertise in aviation, energy, infrastructure and healthcare to capitalize on market-specific opportunities.

During 2013, GE Capital provided approximately $115 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $105 billion of credit to approximately 61 million U.S. consumers. GE Capital provided credit to approximately 31,200 new commercial customers and 43,000 new small businesses in the U.S. during 2013 and ended the period with outstanding credit to more than 237,000 commercial customers and 212,000 small businesses through retail programs in the U.S.

We have communicated our goal of reducing our ending net investment (ENI), most recently targeting ENI of $300 billion to $350 billion. ENI is a metric used to measure the total capital invested in the financial services business. Our ENI (excluding cash and equivalents) was $380 billion at December 31, 2013. To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have deep domain experience, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses that are deemed to be non-strategic or that are underperforming. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

While we are exiting non-core businesses, we are investing in our core businesses in markets where we believe that GECC has deep domain experience and is competitively advantaged. Accordingly, in the short-term, as we reduce our ENI through exiting non-core businesses, the overall level of our future net earnings may be reduced. However, over the long-term, we believe that this strategy will improve our long-term performance through higher returns as we will have a larger concentration of assets in our core businesses, as opposed to the underperforming or non-strategic assets we will be exiting; reduce liquidity risk as we pay down outstanding debt and diversify our sources of funding (with less reliance on the global commercial paper markets and an increase in alternative sources of funding such as deposits); and reduce capital requirements while strengthening capital ratios. Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

(4)

We also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

Commercial Lending and Leasing

CLL has particular mid-market expertise, and primarily offers secured commercial loans, equipment financing and other financial services to companies across a wide range of industries including construction, retail, manufacturing, transportation, media, communications, technology and healthcare. Equipment financing activities include industrial, medical, fleet vehicles, corporate aircraft, construction, office imaging, and many other equipment types.

In the first quarter of 2013, we announced the planned disposition of our CLL trailer services business in Europe (CLL Trailer Services) and classified the business as discontinued operations. We completed the sale in the fourth quarter of 2013.

In 2011, we completed the sale of our CLL marine container leasing business, which consists of our controlling interests in the GE SeaCo joint venture along with other owned marine container assets, and our CLL trailer fleet services business in Mexico.

We operate in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Competition related to our lending and leasing operations is based on price, that is, interest rates and fees, as well as deal structure and terms. In recent years, there has been a disruption in the capital markets and in access to and availability of capital as well as the exit of some competitors. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital funding, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high-quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, strong transaction expertise and the ability to reduce costs through technology and productivity.

(5)

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

In the fourth quarter of 2013, we completed a sale of 68.5% of our Swiss consumer finance bank, Cembra Money Bank AG (Cembra), through an initial public offering (IPO); we committed to sell our Consumer banking business in Russia (Consumer Russia) and classified the business as discontinued operations; and we sold our remaining equity interest in the Bank of Ayudhya (Bay Bank).

In November 2013, we announced that we intend to pursue an IPO of our North American Retail Finance business (Retail Finance) as a first step in a staged exit from that business. We plan to file a registration statement with the SEC in the first quarter of 2014 and complete the IPO later in 2014.

We plan to issue up to 20% of the equity of Retail Finance in the IPO, in exchange for cash that will be used to increase the capital of the new company. We currently intend to complete our exit from Retail Finance in 2015 through a split-off transaction, by making a tax-free distribution of our remaining interest in Retail Finance to electing GE stockholders in exchange for shares of GE’s common stock. We may also decide to exit by selling or otherwise distributing or disposing of all or a portion of our remaining interest in the Retail Finance shares.

In the first quarter of 2013, we acquired the deposit business of MetLife Bank, N.A., which is an online banking platform with approximately $6.4 billion in U.S. retail deposits that will allow us to better serve our customers.

In 2011, we sold our Consumer Singapore business and our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and classified them as discontinued operations. Also in 2011, we sold a substantial portion of our Garanti Bank equity investment. During 2012, we sold our remaining equity interest in Garanti Bank, which was classified as an available-for-sale security.

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

(6)

Real Estate

Real Estate offers a range of capital and investment solutions, including equity capital for acquisition or development, as well as fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, warehouses and industrial properties. Our typical real estate loans are intermediate term, senior, fixed or floating-rate, and are secured by existing income-producing commercial properties. We invest in, and provide restructuring financing for, portfolios of commercial mortgage loans, limited partnerships and tax-exempt bonds.

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

During 2013, in conjunction with our initiative to increase our overall real estate lending portfolio and reduce our exposure to real estate equity investments, we acquired certain loan portfolios and sold real estate equity investments when economically advantageous for us to do, including the sale of real estate comprising certain floors located at 30 Rockefeller Center, New York.

In 2012, we completed the sale of a portion of our Business Properties portfolio (Business Property), including certain commercial loans, the origination and servicing platforms and the servicing rights on loans previously securitized by GECC. The portion that we retained comprises our owner-occupied/credit tenant portfolio.

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

GE Capital Aviation Services

GECAS, our commercial aircraft financing and leasing business, offers a wide range of aircraft types and financing options, including operating leases and secured debt financing, and also provides productivity solutions including spare engine leasing, airport and airline consulting services, and spare parts financing and management.

We operate in a highly competitive environment. Our competitors include aircraft manufacturers, banks, financial institutions, equity investors, and other finance and leasing companies. Competition is based on lease rate financing terms, aircraft delivery dates, condition and availability, as well as available capital demand for financing.

(7)

GECC Corporate Items and Eliminations

GECC Corporate Items and Eliminations primarily include unallocated Treasury and Tax operations; Trinity, a group of run-off sponsored special purpose entities; the effects of eliminating transactions between GE Capital’s five operating businesses; results of our run-off insurance operations remaining in continuing operations attributable to GECC; unallocated corporate costs; and certain non-allocated amounts determined by the Chairman.

Discontinued Operations

Discontinued operations primarily comprises GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, Australian Home Lending, our Consumer mortgage lending business in Ireland (Consumer Ireland), CLL Trailer Services and Consumer Russia.

For further information about discontinued operations, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Geographic Data

Geographic data is provided in the Geographic Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

We are also subject to the Volcker Rule, which U.S. regulators finalized on December 10, 2013. The rule prohibits companies that are affiliated with U.S. insured depository institutions from engaging in “proprietary trading” or acquiring or retaining any ownership interest in, or sponsoring or engaging in certain transactions with, a “hedge fund” or a “private equity fund.” Proprietary trading and fund investing, as prohibited by the rule, are not core activities for us, but we are assessing the full impact of the rule, in anticipation of full conformance with the rule, as required by July 21, 2015.

The FRB recently finalized regulations to revise and replace its current rules on capital adequacy and to extend capital regulations to savings and loan holding companies like GECC. Under the final rules, GECC expects that the standardized approach for calculating capital will apply to GECC, in its capacity as a savings and loan holding company, on January 1, 2015. However, that timing could change once nonbank SIFI rules are finalized. GECC will ultimately also become subject to the Basel III advanced capital rules that will be applicable to institutions with $250 billion or more in assets. Initial actions required for compliance with the advanced capital rules, including building out the necessary systems and models, will begin once GECC is subject to regulatory capital rules. However, full implementation will take several years to complete.

(8)

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

We undertake an annual review of our capital adequacy prior to establishing a plan for dividends to our parent. This review is based on a forward-looking assessment of our material enterprise risks and involves the consideration of a number of factors. This analysis also includes an assessment of our capital and liquidity levels, as well as incorporating risk management and governance considerations. The most recent capital adequacy review was approved by the GECC board of directors and the GE Board of Directors Risk Committee in the first quarter of 2013. GECC is currently in the process of updating the 2013 capital adequacy review and it will be presented to the GECC board of directors and the GE Board of Directors Risk Committee in the first quarter of 2014. While a savings and loan holding company and nonbank SIFI like GECC is currently not required to obtain FRB approval to pay a dividend, it may not, under FRB regulations, conduct its operations in an unsafe or unsound manner. The FRB has articulated factors that it expects boards of directors of bank holding companies and savings and loan holding companies to consider in determining whether to pay a dividend.

Overall, GECC does not believe that designation as a nonbank SIFI will have a material impact on its business or operations.

In addition to the above, our activities are subject to a variety of U.S. federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers on retail loan transactions, installment loans and revolving credit financing. Our insurance activities are regulated by various state insurance commissions and non-U.S. regulatory authorities.

The businesses in which we engage are highly competitive. We are subject to competition from various types of financial institutions, including banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers and insurance and reinsurance companies.

Business and Economic Conditions

Our businesses are generally affected by general business and economic conditions in countries in which we conduct business. When overall economic conditions deteriorate in those countries, there generally are adverse effects on our operations, although those effects are dynamic and complex. For example, a downturn in employment or economic growth in a particular national or regional economy will generally increase the pressure on customers, which generally will result in deterioration of repayment patterns and a reduction in the value of collateral. However, in such a downturn, demand for loans and other products and services we offer may actually increase. Interest rates, another macro-economic factor, are important to our businesses. In the lending and leasing businesses, higher real interest rates increase our cost to borrow funds, but can also provide higher levels of return on new investments. For our operations, such as the insurance activities, that are linked less directly to interest rates, rate changes generally affect returns on investment portfolios.

(9)

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. Discussion about important operational risks that our businesses encounter can be found in the business descriptions in Item 1. “Business” and the MD&A section of this Form 10-K Report. Below, we describe certain important strategic, operational, financial, and legal and compliance risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

Our growth is subject to global economic and political risks.

We operate in virtually every part of the world and serve customers in more than 100 countries. In 2013, approximately 42% of our revenue was attributable to activities outside the United States. Our operations are subject to the effects of global competition and geopolitical risks. They are also affected by local economic environments, including inflation, recession, currency volatility and actual or anticipated default on sovereign debt. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these global economic and political risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation may decrease or become even more costly as a result of more volatile market conditions.

We are subject to a wide variety of laws, regulations and government policies that may change in significant ways.

Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, U.S. and non-U.S. governments are undertaking a substantial revision of the regulation and supervision of bank and non-bank financial institutions, consumer lending, the over-the-counter derivatives market and tax laws and regulations, which changes may have an effect on GE’s and GE Capital’s structure, operations, liquidity, capital requirements, effective tax rate and performance. We are also subject to a number of trade control laws and regulations that may affect our ability to sell our products in global markets. In addition, we are subject to regulatory risks from laws that reduce the allowable lending rate or limit consumer borrowing, local capital requirements that may increase the risk of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with non-U.S. financial institutions in global markets. This provision, which had expired at the end of 2011, was reinstated in January 2013 retroactively for two years through the end of 2013. This provision also had been scheduled to expire and had been extended by Congress on six previous occasions, but there can be no assurance that it will continue to be extended. In the event the provision is not extended after 2013, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2014. In addition, efforts by public and private sectors to control the growth of healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of GE’s products by healthcare providers. Continued government scrutiny, including reviews of the U.S. Food and Drug Administration (U.S. FDA) medical device pre-market authorization and post-market surveillance processes, may impact the requirements for marketing

(10)

GE’s products and slow its ability to introduce new products, resulting in an adverse impact on GE’s business. Furthermore, we have been, and expect to continue, participating in U.S. and international governmental programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are subject to prudential oversight by the Federal Reserve, including as a result of our designation as a nonbank systemically important financial institution, which subjects us to increased and evolving regulatory requirements.

We are a regulated savings and loan holding company and in 2011 became subject to Federal Reserve Board (FRB) supervision under the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). In 2013, the U.S. Financial Stability Oversight Council (FSOC) designated us as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. As a result of this change in supervision and designation, stricter prudential regulatory standards and supervision apply to us. Many of the rulemakings for supervision of nonbank SIFIs are not final and therefore the exact impact and implementation date remain uncertain. These DFA rulemakings will require, among other items, enhanced capital and liquidity levels, compliance with the comprehensive capital analysis and review regulations (CCAR), compliance with counterparty credit exposure limits, and the development of a resolution plan for submission to regulators. The FRB recently finalized regulations to revise and replace its current rules on capital adequacy and to extend capital regulations to savings and loan holding companies like us. We will ultimately also become subject to the Basel III advanced capital rules that will be applicable to institutions with $250 billion or more in assets. The FRB has also indicated in a proposed rulemaking that it will require nonbank SIFIs to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. While we are not yet subject to this regulation, our capital allocation planning remains subject to FRB review as a savings and loan holding company. For additional information, see Liquidity and Borrowings in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

We are subject to legal proceedings and legal compliance risks.

We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world. We, our representatives, and the industries in which we operate are subject to continuing scrutiny by regulators and other governmental authorities, which may, in certain circumstances, lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Additionally, GE and its subsidiaries are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. These include the dredging of polychlorinated biphenyls from a 40-mile stretch of the upper Hudson River in New York State. We are also subject to certain other legal proceedings described in Item 3. “Legal Proceedings” of this Form 10-K Report. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

(11)

The success of our business depends on achieving our strategic objectives, including through acquisitions, joint ventures, dispositions and restructurings.

With respect to acquisitions, joint ventures and restructuring actions, we may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, we may not achieve anticipated cost savings from restructuring actions, which could result in lower margin rates. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We also continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. For example, delays in obtaining tax rulings and regulatory approvals or clearances, and disruptions or volatility in the capital markets may impact our ability to complete the staged exit from our North American Retail Finance business as planned. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.

Conditions in the financial and credit markets may affect the availability and cost of funding.

As disclosed in more detail in the Liquidity and Borrowings section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report, a large portion of our borrowings is in the form of commercial paper and long-term debt. We continue to rely on the availability of the unsecured debt markets to access funding for term and commercial paper maturities for 2014 and beyond and to fund our operations without incurring additional U.S. tax. In addition, we rely on the availability of the commercial paper markets to refinance maturing commercial paper debt throughout the year. In order to further diversify our funding sources, GE Capital continues to expand its reliance on alternative sources of funding, including bank deposits, securitizations and other asset-based funding. There can be no assurance that we will succeed in increasing the diversification of our funding sources or that the short and long-term credit markets will be available or, if available, that the cost of funding will not substantially increase and affect our overall profitability. Factors that may affect the availability of funding or cause an increase in our funding costs include: a decreased reliance on short-term funding, such as commercial paper, in favor of longer-term funding arrangements; decreased capacity and increased competition among debt issuers; increased competition for deposits in our affiliate banks’ markets; and potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations. If GE Capital’s cost of funding were to increase, it may adversely affect its competitive position and result in lower net interest margins, earnings and cash flows as well as lower returns on its shareowner’s equity and invested capital.

(12)

A deterioration of conditions in the global economy, the major industries we serve or the financial markets, or the soundness of financial institutions and governments we deal with may adversely affect our business and results of operations.

The business and operating results of GE’s industrial businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, energy generation, healthcare, home building and other major industries it serves. Existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion as a result of business deterioration, cash flow shortages, and difficulty obtaining financing due to slower global economic growth and other challenges affecting the global economy. In particular, the airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended period of slow growth in the U.S. or internationally that results in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations or customer dynamics such as early aircraft retirements or reduced energy demand in GE’s Power & Water business could affect our ability to fully recover our contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. If slower growth in the global economy continues for a significant period or there is significant deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

If conditions in the financial markets deteriorate, there can be no assurance that we will be able to recover fully the value of certain assets, including real estate, goodwill, intangibles and tax assets. Deterioration in the economy and in default and recovery rates could require us to increase allowances for loan losses, impairments or write-offs, which, depending on the amount of the increase, could have a material adverse effect on our business, financial position and results of operations.

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

The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. As of December 31, 2013, GE and GECC’s long-term unsecured debt credit rating from Standard and Poor’s Ratings Service (S&P) was AA+ (the second highest of 22 rating categories) with a stable outlook. The long-term unsecured debt credit rating from Moody’s Investors Service (Moody’s) for GE was Aa3 (the fourth highest of 21 rating categories) and for GECC was A1 (the fifth highest of 21 credit ratings), both with stable outlooks. As of December 31, 2013, GE and GECC’s short-term credit rating from S&P was A-1+ (the highest rating category of six categories) and from Moody’s was P-1 (the highest rating category of four categories). There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt and derivative instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.

(13)

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats. We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

GE may face operational challenges that could have a material adverse effect on our business, reputation, financial position and results of operations, and we are dependent on maintenance of existing product lines, market acceptance of new product and service introductions and product and service innovations for continued revenue and earnings growth.

GE produces highly sophisticated products and provides specialized services for both GE and third-party products that incorporate or use leading-edge technology, including both hardware and software. While GE has built extensive operational processes to ensure that the design, manufacture and servicing of such products meet the most rigorous quality standards, there can be no assurance that GE or its customers or other third-parties will not experience operational process failures or other problems, including through intentional acts, that could result in potential product, safety, regulatory or environmental risks. Despite the existence of crisis management or business continuity plans, operational failures or quality issues, including as a result of organizational changes, could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, the markets in which we operate are subject to technological change and require skilled talent. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products and services, to modify existing products and services, to customize products and services, to respond to technological change and to execute our product and service development in line with GE’s projected cost estimates.

Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to GE’s.

Our patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of GE’s, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. We could also face competition in some countries where we have not invested in an intellectual property portfolio. GE also faces attempts to gain unauthorized access to our IT systems or products for the purpose of improperly acquiring our trade secrets or confidential business information. The theft or unauthorized use or publication of GE’s trade secrets and other confidential business information as a result of such an incident could adversely affect GE’s competitive position and the value of its investment in research and development. We may be unable to secure or retain ownership or rights to use data in certain software analytics or services offerings. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If GE is found to infringe any third-party rights, GE could be required to pay substantial damages or GE could be enjoined from offering some of its products and services. Also, there can be no assurances that we will be able to obtain or renew from third parties the licenses we need in the future, and there is no assurance that such licenses can be obtained on reasonable terms.

(14)

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business from various facilities, most of which are leased. The locations of our primary facilities are described in Item 1. “Business” of this Form 10-K Report.

Item 3. Legal Proceedings.

There are 14 lawsuits relating to pending mortgage loan repurchase claims in which WMC, our U.S. mortgage business that we sold in 2007, is a party. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages. In the fourth quarter of 2013, WMC entered into settlements that reduce its exposure on claims asserted in certain securitizations. Pending claim and Litigation Claim amounts reported herein reflect the impact of these settlements.

Five WMC cases are pending in the United States District Court for the District of Connecticut. Four of these cases were initiated in 2012, and one was initiated in the third quarter of 2013. Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in four cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case. The Deutsche Bank complaints assert claims on approximately $2,800 million of mortgage loans and seek to recover damages in excess of approximately $1,800 million. The Law Debenture complaint asserts claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of approximately $425 million. GECC was initially named a defendant in each of the Connecticut cases and has been dismissed from all of those cases without prejudice.

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. One additional case filed by WMC in the fourth quarter 2012 was dismissed without prejudice in July 2013, due to a proceeding involving the same securitization in New York State Supreme Court, as described below. WMC voluntarily dismissed without prejudice in January 2014 two other cases in the United States District Court for the District of Minnesota in which WMC had been seeking declaratory judgments. The Minnesota cases still pending involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. In September 2013, the District Court granted in part and denied in part WMC’s motions to dismiss or for summary judgment in these remaining cases, dismissing US Bank’s claims for indemnification and for damages based on WMC’s alleged refusal to repurchase but holding that WMC could be liable for money damages if US Bank can prove that WMC knew of a breach of representation or warranty in the mortgage loan pool of which the trustee had no knowledge and failed to notify the trustee. The court also held that US Bank may seek to recover money damages against WMC for losses incurred by the trustee arising from loans previously liquidated by the trustee if WMC was grossly negligent regarding notifying the trustee of the presence of defects in the loans.

Three cases are pending against WMC in New York State Supreme Court, all of which were initiated by securitization trustees or securities administrators. These cases involve, in the aggregate, claims involving approximately $3,600 million of mortgage loans. One of these lawsuits was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC. It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages sought. The second case, in which the plaintiff is The Bank of New York Mellon (BNY), was initiated in the fourth quarter 2012 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. GECC, which was initially named, is no longer a defendant. This case arises from the same securitization as one of the cases initiated by WMC in Minnesota, noted above. BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $650 million. The third case was initiated by BNY in November 2013 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. In this case, BNY asserts claims on

(15)

approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $600 million. An additional case, initiated in the second quarter 2013 by Seagull Point, LLC (Seagull Point), acting individually and purportedly on behalf of Morgan Stanley ABS Capital I Inc. Trust 2007-HE5, named as defendants WMC, Decision One Mortgage Company, LLC (Decision One), Morgan Stanley Mortgage Capital Inc., Morgan Stanley Mortgage Capital Holdings LLC, Morgan Stanley ABS Capital I Inc., and Morgan Stanley ABS Capital I Inc. Trust 2007-HE5 (as nominal defendant), and sought damages against WMC and Decision One in excess of $475 million. Seagull Point dismissed the case in January 2014.

Two cases are pending against WMC in the United States District Court for the Southern District of New York. One case, in which the plaintiff is BNY, was filed in the third quarter 2012. In the second quarter 2013, BNY filed an amended complaint in which it asserts claims on approximately $900 million of mortgage loans, and seeks to recover damages in excess of $378 million. In September 2013, the District Court issued a ruling from the bench denying WMC’s motion to dismiss the trustee’s claim for damages and holding that the initial submission of claims on certain mortgage loans was sufficient to provide notice to WMC that the entire pool of loans supporting the securitization was potentially subject to claims for relief by the trustee. One case was initiated by the Federal Housing Finance Agency (FHFA) by filing a summons with notice in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC’s motion to dismiss the lawsuit on statute of limitations and other grounds.

The amounts of the mortgage loans at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. Of the mortgage loans involved in these lawsuits, approximately $3,900 million were included in WMC’s pending claims at December 31, 2013. The claims relating to other mortgage loans not included in WMC’s pending claims consist of sampling-based claims in two cases on approximately $600 million of mortgage loans and, in ten cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $6,200 million of mortgage loans, as of December 31, 2013. The dismissal of a lawsuit subsequent to December 31, 2013 decreased the pending claims amount by $123 million and the Litigation Claims amount by $318 million. See Note 2 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

See Note 11 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Our common stock is owned entirely by General Electric Company and, therefore, there is no trading market in such stock.

(16)

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

(Dollars in millions)	2013	2012	2011	2010	2009

Revenues	$44,067	$45,364	$48,324	$49,163	$51,065
Earnings from continuing operations
attributable to GECC	8,258	7,345	6,480	3,083	1,364
Earnings (loss) from discontinued
operations, net of taxes attributable to GECC	(2,054)	(1,130)	30	(928)	51
Net earnings attributable to GECC	6,204	6,215	6,510	2,155	1,415
Net earnings attributable to GECC common shareowner	5,906	6,092	6,510	2,155	1,415
Shareowners' equity	82,694	81,890	77,110	68,984	70,833
Short-term borrowings	77,298	95,940	136,333	118,797	130,754
Non-recourse borrowings of consolidated
securitization entities	30,124	30,123	29,258	30,018	3,622
Bank deposits	53,361	46,200	42,848	37,141	33,418
Long-term borrowings	210,279	224,776	234,391	284,407	325,429
Return on average shareowners' equity(a)	9.90%	9.06%	9.57%	5.72%	2.66%
Ratio of earnings to fixed charges	1.76	1.63	1.50	1.13	0.83
Ratio of debt to equity at GECC (b)	4.49:1	4.85:1	5.74:1	6.82:1	6.96:1
Financing receivables - net	253,029	268,161	288,106	310,941	315,784
Total assets	$516,829	$539,351	$584,643	$605,365	$650,465

(a)
Represents earnings from continuing operations before accounting changes divided by average total shareowners’ equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowners’ equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2013, is described in the Supplemental Information section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

(b)
Ratios of 3.19:1, 3.66:1, 4.23:1, 5.25:1 and 5.45:1 for 2013, 2012, 2011, 2010 and 2009, respectively, net of cash and equivalents and with classification of hybrid debt as equity. For purposes of these ratios, cash and debt balances have been adjusted to include amounts classified as assets and liabilities of businesses held for sale and discontinued operations.

(17)

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

We present Management’s Discussion of Operations in four parts: Overview of Our Earnings from 2011 through 2013, Global Risk Management, Segment Operations and Geographic Operations. Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations attributable to General Electric Capital Corporation (GE Capital or GECC) simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview of Our Earnings from 2011 through 2013

Our earnings increased to $8.3 billion in 2013 and $7.3 billion in 2012 as a result of dispositions and higher gains, partially offset by higher impairments and higher provisions for losses on financing receivables. GE Capital reduced its ending net investment (ENI), excluding cash and equivalents, to $380 billion at December 31, 2013. As a result, we are a diversely funded and smaller, more focused finance company with strong positions in several commercial mid-market and consumer financing segments.

We have communicated our goal of reducing our ENI, most recently targeting ENI of $300 billion to $350 billion. ENI is a metric used to measure the total capital invested in the financial services business. To achieve this goal, we are more aggressively focusing our businesses on selective financial services, products where we have deep domain experience, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses that are deemed to be non-strategic or that are underperforming. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

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

Commercial Lending and Leasing (CLL) (38% and 29% of total three-year revenues and segment profit, respectively) earnings decreased by $0.4 billion in 2013, reflecting lower ENI and higher impairments, and decreased by $0.3 billion in 2012, primarily due to lower ENI. CLL continues to apply its disciplined risk management practices while reducing costs through technology and productivity in order to grow in 2014 and beyond. During 2013, we completed the disposition of our CLL trailer services business in Europe (CLL Trailer Services). During 2011, we completed the sale of our CLL marine container leasing business, which consists of our controlling interests in the GE SeaCo joint venture along with other owned marine container assets, and our CLL trailer fleet services business in Mexico.

(18)

Consumer (37% and 46% of total three-year revenues and total segment profit, respectively) earnings increased by $1.1 billion in 2013, primarily due to dispositions primarily related to the sale of 68.5% of our Swiss consumer finance bank, Cembra Money Bank AG (Cembra), through an initial public offering (IPO), partially offset by higher provisions for losses on financing receivables, and decreased by $0.4 billion in 2012, primarily due to the absence of the 2011 gain on the Garanti Bank transaction and higher provisions for losses on financing receivables. In response to the credit market decline that started in 2008, Consumer continued to reassess strategic alternatives and tighten underwriting, increased focus on collection effectiveness and adjusted reserve levels in response to when it is probable that losses have been incurred in the respective portfolios. Beginning in 2012 and through 2013, we used a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period and projected net write-offs over the next twelve months in our installment and revolving credit portfolios. This resulted in a higher provision for losses on financing receivables, which is reflected in our 2013 and 2012 earnings performance. During 2013, we announced that we intend to pursue an IPO of our North American Retail Finance business (Retail Finance) as a first step in a staged exit from that business. Also, during 2013, we announced the planned sale of our Consumer banking business in Russia (Consumer Russia), we completed the sale of a portion of Cembra and we sold our remaining equity interest in the Bank of Ayudhya (Bay Bank). During 2012, we completed the sale of our Consumer mortgage lending business in Ireland (Consumer Ireland). During 2011, we completed the sale of our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, our Consumer home lending operations in Australia and New Zealand (Australian Home Lending) and our Consumer business in Canada. Also, during 2011, we sold a substantial portion of our Garanti Bank equity investment and recorded a pre-tax gain of $0.7 billion. During 2012, we sold our remaining equity interest in Garanti Bank, which was classified as an available-for-sale security.

Real Estate (9% and 7% of total three-year revenues and total segment profit, respectively) earnings increased by $0.9 billion and $1.7 billion in 2013 and 2012, respectively. In response to the real estate and credit market decline that began in 2008, Real Estate re-aligned its business strategy to a longer-term hold model utilizing its operating skills and global asset management resources to maximize existing portfolio value. During 2013, in conjunction with our initiative to increase our overall real estate lending portfolio and reduce our exposure to real estate equity investments, we acquired certain loan portfolios and sold real estate equity investments when economically advantageous for us to do, including the sale of real estate comprising certain floors located at 30 Rockefeller Center, New York. During 2013, commercial real estate markets continued to show signs of improved stability resulting in increased transaction volume; however, the pace of improvement varied significantly by asset class and market. Although there have been indications of some market improvement, there continues to be risk and uncertainty surrounding commercial real estate values in certain markets. Slow economic recovery could result in elevated delinquency levels, provisions for losses on financing receivables and real estate investment impairments. During 2012, we completed the sale of a portion of our Business Properties portfolio (Business Property), including certain commercial loans, the origination and servicing platforms and the servicing rights on loans previously securitized by GECC.

Energy Financial Services (3% and 5% of total three-year revenues and total segment profit, respectively) earnings decreased by an insignificant amount in both 2013 and 2012. Energy Financial Services has over $16 billion in energy investments, often financed for 20 to 30 year terms, about 15% of its assets are held outside of the U.S.

GE Capital Aviation Services (GECAS) (13% of total three-year revenues and total segment profit, respectively) is a leader in commercial aircraft leasing and finance. In a competitive and challenging environment, this business’ earnings decreased by $0.3 billion in 2013 and increased by $0.1 billion in 2012. At December 31, 2013, we owned 1,486 commercial aircraft, of which all were on lease, and we held $30.2 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 75 aircraft ($4.8 billion list price) scheduled for delivery in 2014, all under agreement to commence operations with commercial airline customers.

(19)

We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the following fourth quarter are attributed to such businesses. Overall, the effects of acquisitions increased revenues by $0.1 billion in 2013 and 2012 and $0.3 billion in 2011. The effects of acquisitions on net earnings were an insignificant amount in 2013 and 2012 and an increase of $0.1 billion in 2011. Dispositions also affected our ongoing results through lower revenues of an insignificant amount, $0.6 billion and $1.1 billion in 2013, 2012 and 2011, respectively. The effects of dispositions on net earnings were an increase of $1.3 billion in 2013, a decrease of $0.1 billion in 2012 and an insignificant amount in 2011.

Significant matters relating to our Statement of Earnings are explained below.

Discontinued Operations. In 2013, we sold CLL Trailer Services and announced the planned sale of Consumer Russia. These actions are consistent with our goal of reducing GECC ENI and focusing our businesses on selective financial services products where we have deep domain experience, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk. Discontinued operations also includes GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), Consumer RV Marine, Consumer Mexico, Consumer Singapore, Australian Home Lending and Consumer Ireland.

We reported the operations described above as discontinued operations for all periods presented. For further information about discontinued operations, see the Segment Operations - Discontinued Operations section in this item and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Interest on borrowings amounted to $9.3 billion, $11.6 billion and $13.8 billion in 2013, 2012 and 2011, respectively. Average borrowings declined from 2012 to 2013 and from 2011 to 2012, in line with changes in average assets. Interest rates have decreased over the three-year period primarily attributable to declining global benchmark interest rates. Our average borrowings were $379.5 billion, $420.0 billion and $450.5 billion in 2013, 2012 and 2011, respectively. Our average composite effective interest rate was 2.4% in 2013, 2.8% in 2012 and 3.1% in 2011. In 2013, our average assets of $522.7 billion were 7% lower than in 2012, which in turn were 5% lower than in 2011. See the Liquidity and Borrowings section in this item for a discussion of liquidity, borrowings and interest rate risk management.

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

(20)

Our benefits from lower-taxed global operations were $3.3 billion, $1.5 billion and $1.1 billion in 2013, 2012, and 2011, respectively. The benefit was higher in 2013 as compared to 2012 principally because of the realization of benefits related to the sale of a portion of Cembra, the realization of benefits for prior-year losses, and the resolution of the Internal Revenue Service (IRS) audit of the 2008-2009 for items related to global operations. The benefit was higher in 2012 as compared to 2011, principally because of the realization of benefits for prior-year losses and a decrease in current-year losses for which there was not a full tax benefit. To the extent global interest rates and operating income increase, we would expect tax benefits to increase, subject to management’s intention to indefinitely reinvest those earnings.

Our benefit from lower-taxed global operations included the effect of the lower foreign tax rate on our indefinitely reinvested non-U.S. earnings which provided a tax benefit of $2.1 billion, $0.9 billion and $1.3 billion in 2013, 2012 and 2011, respectively. Included in 2013 is the benefit from the indefinite reinvestment of the eligible earnings from the sale of a portion of Cembra. The tax benefit from non-U.S. income taxed at a local country rather than the U.S. statutory tax rate is reported in the effective tax rate reconciliation in the line “Tax on global activities including export” in Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE’s tax payments are due.

Our effective tax rate was (13.6)% in 2013, compared with 6.6% in 2012. Comparing pre-tax income to a tax benefit resulted in a negative tax rate for 2013. Our tax expense decreased by $1.5 billion from an expense of $0.5 billion in 2012 to a benefit of $1.0 billion in 2013. The lower 2013 tax expense is attributable to increased benefits from low-taxed global operations ($1.7 billion), including the significant tax benefit related to the sale of a portion of Cembra ($1.0 billion), and the 2013 tax benefits related to the extension of the U.S. tax provision deferring tax on active financial services income ($0.3 billion). Also lowering the expense is the benefit from the resolution of the Internal Revenue Service (IRS) audit of the 2008-2009 tax years and items for other years ($0.1 billion), which is reported partially in the caption “Tax on global activities including exports” and partially in the caption “All other-net” in the effective tax rate reconciliation in Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. The items lowering the expense are partially offset by the absence of the 2012 benefit attributable to the high tax basis in the entity sold in the Business Property disposition ($0.3 billion).

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted and the law extended several provisions, including a two-year extension of the U.S. tax provision deferring tax on active financial services income retroactive to January 1, 2012. Under accounting rules, a tax law change is taken into account in calculating the income tax provision in the period enacted. Because the extension was enacted into law 2013, tax expense for 2013 reflected retroactive extension of the previously expired provisions.

Our effective tax rate was 6.6% in 2012, compared with 12.1% in 2011. Our tax expense of $0.5 billion in 2012 decreased by $0.4 billion from $0.9 billion in 2011. The lower 2012 tax expense resulted principally from the benefit attributable to the high-tax basis in the entity sold in the Business Property disposition ($0.3 billion), increased benefits from low-taxed global operations ($0.2 billion) and the absence of the 2011 high-taxed disposition of Garanti Bank ($0.1 billion). Partially offsetting the decrease in tax expense was the absence in 2012 of the 2011 benefit from resolution of the 2006-2007 IRS audit ($0.2 billion), which is reported in the caption “All other-net” in the effective tax rate reconciliation in Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, and from higher pre-tax income of $0.3 billion that increased the tax expense ($0.1 billion).

(21)

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

Risk assessment and risk management are the responsibility of management and are carried out through risk managers who are operationally integrated into each of our businesses. These risk managers have acquired deep domain expertise through their long careers and proximity to the business’ operations and core processes. Both risk managers and the business leadership teams have specific, risk-focused goals and objectives that are aligned with our overall risk framework.

The GE Board of Directors (Board) has oversight for risk management with a focus on the most significant risks facing the company, including strategic, operational, financial and legal and compliance risks. At the end of each year, management and the Board jointly develop a list of major risks that GE plans to prioritize in the next year. Throughout the year, the Board and the committees to which it has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic, operational and reputational risks are presented and discussed in the context of the CEO’s report on operations to the Board at regularly scheduled Board meetings and at presentations to the Board and its committees by the vice chairmen, GE and GECC Chief Risk Officers (CROs), general counsel and other employees. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

•
The GE Risk Committee oversees risks related to GE Capital and jointly meets throughout the year with the GECC Board of Directors (GECC Board), which is in addition to an annual joint meeting of the GE and GECC Boards. The GE
Risk Committee also overseas the Company's four to five most critical enterprise risks and how management is mitigating these risks.

•
The Audit Committee oversees GE’s and GE Capital’s policies and processes relating to the financial statements, the financial reporting process, compliance and auditing. The Audit Committee, in coordination with the GE Risk Committee, discusses with management the Company’s risk assessment and risk management practices and, when reviewing and approving the annual audit plan for the internal audit functions, prioritizes audit focus areas based on their potential risk to the Company. The GE Audit Committee also monitors ongoing compliance issues and matters, and also semi-annually conducts an assessment of compliance issues and programs. The Audit Committee jointly meets with the GECC Board once a year, which is in addition to an annual joint meeting of the GE Risk Committee and Audit Committee.

•
The Management Development and Compensation Committee oversees the risk management associated with management resources, structure, succession planning, management development and selection processes, and includes separate reviews of incentive compensation arrangements at GE and GE Capital to confirm that incentive pay does not encourage unnecessary and excessive risk taking and to review and discuss, at least annually, the relationship between risk management policies and practices, corporate strategy and senior executive compensation. The Management Development and Compensation Committee also incentivizes leaders to improve the Company's competitive position.

•
The Governance and Public Affairs Committee oversees risk related to the Company’s governance structure and processes and risks arising from related-person transactions, reviews and discusses with management risks related to GE’s public policy initiatives and activities, and monitors the Company’s environmental, health and safety compliance and related risks.

(22)

The GE Board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include standardized reviews of long-term strategic and operational planning; executive development and evaluation; code of conduct compliance under GE’s The Spirit & The Letter; regulatory compliance; health, safety and environmental compliance; financial reporting and controllership; and information technology and security. A vice chairman of GE and GE’s CRO are responsible for overseeing and coordinating risk assessment and mitigation on an enterprise-wide basis. They lead the Corporate Risk Function and are responsible for the identification of key business risks, providing for appropriate management of these risks within GE Board guidelines, and enforcement through policies and procedures. In 2013, the Company combined its risk evaluation process with its quarterly operating reviews to simplify the Company’s operating rhythm and added a vice chairman position with responsibility for both enterprise risk and operations. The Policy Compliance Review Board is a management-level committee that further assists in assessing and mitigating risk. The Policy Compliance Review Board, which conducted four compliance operating reviews and met seven times in 2013, is chaired by the company’s general counsel and includes the Chief Financial Officer and other senior-level functional leaders. It has principal responsibility for monitoring compliance matters across the Company.

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

•
Operational. Operational risk relates to risks (systems, processes, people and external events) that affect the operation of our businesses. It includes product life cycle and execution; product safety and performance; information management and data protection and security, including cyber security; business disruption; human resources; and reputation.

•
Financial. Financial risk relates to our ability to meet financial obligations and mitigate credit risk, liquidity risk and exposure to broad market risks, including volatility in foreign currency exchange rates and interest rates and commodity prices. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise, and could potentially impact an institution’s financial condition or overall safety and soundness. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our industrial businesses, as well as in our GE Capital investing, lending and leasing activities and derivative financial instruments activities.

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

Risks identified through our risk management processes are prioritized and, depending on the probability and severity of the risk, escalated to the CRO. These risks are discussed and responsibility for them is assigned to the business or functional leader most suited to manage the risk in connection with the quarterly operating reviews. Assigned owners are required to continually monitor, evaluate and report on risks for which they bear responsibility. Enterprise risk leaders within each business and corporate function are responsible to present to the CRO risk assessments and key risks at least annually. We have general response strategies for managing risks, which categorize risks according to whether the company will avoid, transfer, reduce or accept the risk. These response strategies are tailored to ensure that risks are within acceptable GE Board general guidelines.

(23)

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

GE Capital continues to enhance its risk infrastructure and processes to manage risks related to its businesses, and the GE Corporate Risk Function relies upon them in fulfilling its mission.

The GE Risk Committee oversees GE Capital’s risk appetite, risk assessment and management processes. The GE Risk Committee and the GECC Board oversee the GE Capital risk management framework, with the GECC Board approving all significant acquisitions and dispositions as well as significant borrowings and investments. The GE Risk Committee and the GECC Board exercise oversight of investment activities in the business units through delegations of authority. All participants in the GE Capital risk management process must comply with approval limits established by the GE Risk Committee and the GECC Board.

The Enterprise Risk Management Committee (ERMC), which comprises the most senior leaders in GE Capital as well as the GE CRO, oversees the implementation of GE Capital’s risk appetite, and senior management’s establishment of appropriate systems (including policies, procedures, and management committees) to ensure enterprise risks are effectively identified, measured, monitored and controlled. The ERMC has delegated management of specific risks to various sub-committees, including the Operational Risk Management Committee, Asset-Liability Committee, Capital Planning Committee and Asset Quality Committee. Day-to-day risk oversight for GE Capital is provided by an independent global risk management organization that includes the GE Capital corporate function in addition to independent risk officers embedded in the individual business units.

GE Capital’s risk management approach rests upon three major tenets: a broad spread of risk based on managed exposure limits; senior secured commercial financings; and a hold-to-maturity model with transactions underwritten to “on-book” standards. Dedicated risk professionals across the businesses include underwriters, portfolio managers, collectors, environmental and engineering specialists, and specialized asset managers. The senior risk officers have, on average, over 30 years of experience.

GE Capital manages all risks relevant to its business environment, which, if materialized, could prevent GE Capital from achieving its risk objectives and/or result in losses. These risks are defined as GE Capital’s Enterprise Risk Universe, which includes the following risks: strategic, liquidity, credit and investment, market and operational (including financial, compliance, information technology, human resources and legal). Reputational risk is considered and managed across each of the categories. GE Capital continues to make significant investments in resources to enhance its evolving risk management infrastructure.

(24)

GE Capital’s Corporate Risk function, in consultation with the ERMC, updates the Enterprise Risk Appetite Statement annually. This document articulates the enterprise risk objectives, its key universe of risks and the supporting limit structure. GE Capital’s risk appetite is determined relative to its desired risk objectives, including, but not limited to, credit ratings, capital levels, liquidity management, regulatory assessments, earnings, dividends and compliance. GE Capital determines its risk appetite through consideration of portfolio analytics, including stress testing and economic capital measurement, experience and judgment of senior risk officers, current portfolio levels, strategic planning, and regulatory and rating agency expectations.

The Enterprise Risk Appetite Statement is presented to the GECC Board and the GE Risk Committee for review and approval at least annually. On a quarterly basis, the status of GE Capital’s performance against these limits is reviewed by the GE Risk Committee.

GE Capital monitors its capital adequacy including through economic capital, regulatory capital and enterprise stress testing methodologies. GE Capital’s economic capital methodology uses internal models to estimate potential unexpected losses across different portfolios with a confidence level equivalent to an AA agency rating. Although GE Capital is not currently subject to risk-based capital standards, GE Capital estimates capital adequacy based on the Basel 1 U.S. and Basel 3 International and U.S. frameworks. GE Capital uses stress testing for risk, liquidity and capital adequacy assessment and management purposes, and as an integral part of GE Capital’s overall planning processes. Stress testing results inform key strategic portfolio decisions such as the amount of capital required to maintain minimum expected regulatory capital levels in severe but plausible stresses, capital allocation, assist in developing the risk appetite and limits, and help in assessing product specific risk to guide the development and modification of product structures. The GE Risk Committee and the GECC Board review stress test results and their expected impact on capital levels and metrics. The GE Risk Committee and the GECC Board are responsible for overseeing the overall capital adequacy process, as well as approving GE Capital’s annual capital plan and capital actions.

Key risk management policies are approved by the GECC Board and the GE Risk Committee at least annually. GE Capital senior management, in coordination with the GE CRO, meets with the GE Risk Committee throughout the year. At these meetings, GE Capital senior management focuses on the risk issues, strategy and governance of the business.

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

(25)

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

We have reclassified certain prior-period amounts to conform to the current-period presentation. For additional information about our segments, see Part I, Item 1. “Business” and Note 19 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(26)

Summary of Operating Segments

(In millions)	2013	2012	2011

Revenues
CLL	$14,316	$16,458	$17,714
Consumer	15,741	15,303	16,487
Real Estate	3,915	3,654	3,712
Energy Financial Services	1,526	1,508	1,223
GECAS	5,346	5,294	5,262
Total segment revenues	40,844	42,217	44,398
GECC corporate items and eliminations	3,223	3,147	3,926
Total revenues	$44,067	$45,364	$48,324

Segment profit (loss)
CLL	$1,965	$2,401	$2,703
Consumer	4,319	3,207	3,616
Real Estate	1,717	803	(928)
Energy Financial Services	410	432	440
GECAS	896	1,220	1,150
Total segment profit	9,307	8,063	6,981
GECC corporate items and eliminations(a)(b)	(1,049)	(718)	(501)
Earnings from continuing operations attributable to GECC	8,258	7,345	6,480
Earnings (loss) from discontinued operations, net of taxes,
attributable to GECC	(2,054)	(1,130)	30
Net earnings attributable to GECC	$6,204	$6,215	$6,510

(a)	Included restructuring, rationalization and other charges for 2013, 2012 and 2011 of $0.2 billion, $0.1 billion and $0.1 billion, respectively, primarily related to CLL business exits.

(b)	Included $0.1 billion of net losses for 2013, and $0.2 billion of net losses for both 2012 and 2011, related to our treasury operations.

See accompanying notes to consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(27)

CLL

(In millions)	2013	2012	2011

Revenues	$14,316	$16,458	$17,714

Segment profit	$1,965	$2,401	$2,703

December 31 (In millions)	2013	2012

Total assets	$174,357	$181,375

(In millions)	2013	2012	2011

Revenues
Americas	$9,340	$10,666	$10,621
Europe	3,127	3,301	3,856
Asia	1,799	2,095	2,281
Other	50	396	956

Segment profit (loss)
Americas	$1,577	$2,069	$2,118
Europe	327	223	393
Asia	217	170	234
Other	(156)	(61)	(42)

December 31 (In millions)	2013	2012

Total assets
Americas	$103,697	$108,895
Europe	50,391	48,137
Asia	14,166	16,831
Other	6,103	7,512

CLL 2013 revenues decreased 13% and net earnings decreased 18% compared with 2012. Revenues for 2013 were reduced by $0.1 billion as a result of dispositions. Revenues in 2013 also decreased as a result of organic revenue declines ($1.2 billion), primarily due to lower ENI ($0.8 billion), and higher impairments ($0.7 billion). Net earnings decreased reflecting higher impairments ($0.6 billion), partially offset by dispositions ($0.1 billion).

CLL 2012 revenues decreased 7% and net earnings decreased 11% compared with 2011. Revenues for 2012 were reduced by $0.4 billion as a result of dispositions. Revenues in 2012 also decreased as a result of organic revenue declines ($0.6 billion), primarily due to lower ENI ($0.5 billion), and the stronger U.S. dollar ($0.2 billion). Net earnings decreased reflecting core decreases ($0.2 billion) and dispositions ($0.1 billion).

(28)

Consumer

(In millions)	2013	2012	2011

Revenues	$15,741	$15,303	$16,487

Segment profit	$4,319	$3,207	$3,616

December 31 (In millions)	2013	2012

Total assets	$132,236	$138,002

Consumer 2013 revenues increased 3% and net earnings increased 35% compared with 2012. Revenues for 2013 included $0.1 billion from acquisitions and $0.3 billion as a result of dispositions. Revenues in 2013 also increased as a result of higher gains ($0.5 billion), partially offset by organic revenue declines ($0.4 billion). The increase in net earnings resulted primarily from the sale of a portion of Cembra ($1.2 billion), higher gains ($0.3 billion) related to the sale of Bay Bank and core increases ($0.1 billion). These increases were partially offset by higher provisions for losses on financing receivables ($0.5 billion) reflecting the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period and projected net write-offs over the next 12 months in our installment and revolving credit portfolios.

Consumer 2012 revenues decreased 7% and net earnings decreased 11% compared with 2011. Revenues for 2012 included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues in 2012 also decreased as a result of the absence of the 2011 gain on the Garanti Bank transaction ($0.7 billion), the stronger U.S. dollar ($0.4 billion) and organic revenue declines ($0.2 billion). The decrease in net earnings resulted primarily from the absence of the 2011 gain on the Garanti Bank transaction and operations ($0.4 billion), higher provisions for losses on financing receivables ($0.1 billion) and dispositions ($0.1 billion), partially offset by core increases ($0.2 billion). The higher provisions for losses on financing receivables reflected the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period in our U.S. Installment and Revolving Credit portfolio.

Real Estate

(In millions)	2013	2012	2011

Revenues	$3,915	$3,654	$3,712

Segment profit (loss)	$1,717	$803	$(928)

December 31 (In millions)	2013	2012

Total assets	$38,744	$46,247

Real Estate 2013 revenues increased 7% and net earnings were favorable compared with 2012. Revenues in 2013 increased primarily as a result of increases in net gains on property sales ($1.1 billion) mainly due to the sale of real estate comprising certain floors located at 30 Rockefeller Center, New York, partially offset by organic revenue declines ($0.7 billion), primarily due to lower ENI ($0.6 billion). Real Estate net earnings increased as a result of core increases ($0.9 billion) including increases in net gains on property sales ($0.7 billion) and higher tax benefits ($0.3 billion). Depreciation expense on real estate equity investments totaled $0.6 billion and $0.8 billion in 2013 and 2012, respectively.

Real Estate 2012 revenues decreased 2% and net earnings were favorable compared with 2011. Revenues in 2012 decreased as a result of organic revenue declines ($0.2 billion), primarily due to lower ENI, and the stronger U.S. dollar ($0.1 billion), partially offset by increases in net gains on property sales ($0.2 billion). Real Estate net earnings increased as a result of lower impairments ($0.7 billion), core increases ($0.7 billion) including higher tax benefits of $0.5 billion, lower provisions for losses on financing receivables ($0.2 billion) and increases in net gains on property sales ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.8 billion and $0.9 billion in 2012 and 2011, respectively.

(29)

Energy Financial Services

(In millions)	2013	2012	2011

Revenues	$1,526	$1,508	$1,223

Segment profit	$410	$432	$440

December 31 (In millions)	2013	2012

Total assets	$16,203	$19,185

Energy Financial Services 2013 revenues increased 1% and net earnings decreased 5% compared with 2012. Revenues in 2013 increased as a result of dispositions ($0.1 billion) and organic revenue growth ($0.1 billion), partially offset by lower gains ($0.1 billion) and higher impairments. The decrease in net earnings resulted primarily from lower gains ($0.1 billion), partially offset by core increases and dispositions.

Energy Financial Services 2012 revenues increased 23% and net earnings decreased 2% compared with 2011. Revenues in 2012 increased primarily as a result of organic revenue growth ($0.3 billion), including the consolidation of an entity involved in power generating activities and asset sales by investees, and higher gains.

GECAS

(In millions)	2013	2012	2011

Revenues	$5,346	$5,294	$5,262

Segment profit	$896	$1,220	$1,150

December 31 (In millions)	2013	2012

Total assets	$45,876	$49,420

GECAS 2013 revenues increased 1% and net earnings decreased 27% compared with 2012. Revenues in 2013 increased as a result of lower finance lease impairments and higher gains. The decrease in net earnings resulted primarily from higher equipment leased to others (ELTO) impairments ($0.3 billion) related to our operating lease portfolio of commercial aircraft, and core decreases, partially offset by higher gains.

GECAS 2012 revenues increased 1% and net earnings increased 6% compared with 2011. Revenues in 2012 increased as a result of organic revenue growth ($0.2 billion) and higher gains, partially offset by higher impairments ($0.2 billion). The increase in net earnings resulted primarily from core increases ($0.1 billion) and higher gains, partially offset by higher impairments ($0.1 billion).

Corporate Items and Eliminations

Corporate items and eliminations included $0.1 billion and $0.2 billion of Treasury operation expenses for 2013 and 2012, respectively. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

Corporate items and eliminations included $0.1 billion of net unallocated tax expenses for 2013.  Corporate items and eliminations included $0.2 billion of net unallocated tax benefits for 2012, primarily attributable to the high tax basis in the entity being sold in the 2012 Business Property disposition.

Certain amounts included in corporate items and eliminations are not allocated to the five operating businesses because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included $0.2 billion and $0.1 billion for 2013 and 2012, respectively, primarily related to restructuring, rationalization and other charges.

(30)

Discontinued Operations

(In millions)	2013	2012	2011

Earnings (loss) from discontinued operations,
net of taxes	$(2,054)	$(1,130)	$30

Discontinued operations primarily comprised GE Money Japan, WMC, Consumer RV Marine, Consumer Mexico, Consumer Singapore, Australian Home Lending, Consumer Ireland, CLL Trailer Services and Consumer Russia. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

In 2013, loss from discontinued operations, net of taxes, reflected a $1.6 billion after-tax effect of incremental reserves, primarily related to an agreement to extinguish our loss-sharing arrangement for excess interest claims associated with the 2008 sale of GE Money Japan, a $0.2 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC and a $0.2 billion after-tax loss on the planned disposal of Consumer Russia.

In 2012, loss from discontinued operations, net of taxes, primarily reflected a $0.6 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan, a $0.3 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC and a $0.2 billion loss (including a $0.1 billion loss on disposal) related to Consumer Ireland.

In 2011, earnings from discontinued operations, net of taxes, included a $0.3 billion gain on disposal related to the sale of Consumer Singapore and $0.1 billion earnings from operations at Consumer Russia, partially offset by a $0.2 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan and a $0.2 billion loss from operations at Consumer Ireland.

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

Revenues are classified according to the region to which products and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas. We classify certain assets that cannot meaningfully be associated with specific geographic areas as “Other Global” for this purpose.

(31)

Geographic Revenues

(In billions)	2013	2012	2011

U.S.	$25.7	$26.4	$26.0
Europe	8.8	9.1	10.7
Pacific Basin	6.1	6.3	6.5
Americas	2.7	2.8	3.6
Middle East and Africa	0.8	0.8	1.5
Total	$44.1	$45.4	$48.3

Non U.S. revenues decreased 3% to $18.4 billion in 2013, compared with $19.0 billion and $22.3 billion in 2012 and 2011, respectively, primarily as a result of decreases in Europe. Non-U.S. revenues as a percentage of total revenues were 42% in 2013 and 2012, compared with 46% in 2011. Non-U.S. revenues decreased by 15% in 2012 from $22.3 billion in 2011, primarily as a result of decreases in Europe. The effects of currency fluctuations on reported results decreased revenues by $0.2 billion in 2013, primarily driven by the Japanese yen ($0.2 billion). The effects of currency fluctuations on reported results decreased revenues by $0.7 billion in 2012, primarily driven by the euro ($0.3 billion), Polish zloty ($0.1 billion), Hungarian forint ($0.1 billion) and Czech koruna ($0.1 billion). The effects of currency fluctuations on reported results increased revenues by $1.0 billion in 2011, primarily driven by the Australian dollar ($0.3 billion), euro ($0.2 billion), Japanese yen ($0.1 billion), Canadian dollar ($0.1 billion) and British pound ($0.1 billion).

The effects of foreign currency fluctuations on earnings were minimal, with no single currency having a significant impact.

Total Assets (continuing operations)

December 31 (In billions)	2013	2012

U.S.	$260.3	$270.9
Europe	142.5	140.7
Pacific Basin	42.2	48.4
Americas	24.0	27.0
Other Global	45.5	49.0
Total	$514.5	$536.0

Total assets of non-U.S. operations on a continuing basis of $254.2 billion in 2013 decreased $10.9 billion from 2012. This decrease reflected declines in Pacific Basin, Americas and Other Global, primarily due to the strengthening of the U.S. dollar against the Japanese yen and dispositions at various businesses.

Financial results of our non-U.S. activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the pound sterling, the euro, the Japanese yen, the Swiss franc and the Australian dollar.

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position; Liquidity and Borrowings; Debt and Derivative Instruments, Guarantees and Covenants; Statements of Changes in Shareowners’ Equity and Comprehensive Income; Statement of Cash Flows – Overview from 2011 through 2013; Contractual Obligations; and Variable Interest Entities (VIEs).

Overview of Financial Position

Major changes to our shareowners’ equity are discussed in the Shareowners’ Equity and Comprehensive Income section. In addition, other significant changes to balances in our Statement of Financial Position follow.

(32)

Statement of Financial Position

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and supporting obligations to holders of guaranteed investment contracts (GICs) in Trinity, and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. The fair value of investment securities decreased to $43.7 billion at December 31, 2013 from $48.4 billion at December 31, 2012, primarily due to the sale of U.S. government and federal agency securities at our treasury operations and the impact of higher interest rates. At December 31, 2013, we held debt securities with an estimated fair value of $43.3 billion, which included corporate debt securities, asset-backed securities (ABS), commercial mortgage-backed securities (CMBS) and residential mortgage-backed securities (RMBS) with estimated fair values of $23.5 billion, $7.4 billion, $3.0 billion and $1.9 billion, respectively. Net unrealized gains on debt securities were $2.5 billion and $4.8 billion at December 31, 2013 and 2012, respectively. This amount included unrealized losses on corporate debt securities, state and municipal securities and CMBS of $0.3 billion, $0.2 billion and $0.1 billion, respectively, at December 31, 2013, as compared with $0.4 billion, $0.1 billion and $0.1 billion, respectively, at December 31, 2012.

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

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. The vast majority of our RMBS are in a senior position in the capital structure of the deals and more than 70% are agency bonds or insured by Monoline insurers (Monolines) (on which we continue to place reliance). Of our total RMBS portfolio at December 31, 2013 and 2012, approximately $0.4 billion and $0.5 billion, respectively, relates to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of this exposure is related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade.

Our CMBS portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS), the majority of which were originated in 2007 and 2006. The vast majority of the securities in our CMBS portfolio have investment-grade credit ratings and the vast majority of the securities are in a senior position in the capital structure of the deals.

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

(33)

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At December 31, 2013, our investment securities insured by Monolines on which we continue to place reliance were $1.0 billion, including $0.3 billion of our $0.4 billion investment in subprime RMBS. At December 31, 2013, the unrealized loss associated with securities subject to Monoline credit enhancement, for which there is an expected credit loss, was $0.1 billion.

Total pre-tax, other-than-temporary impairment losses during 2013 were $0.8 billion, of which $0.7 billion was recognized in earnings and primarily relates to credit losses on corporate debt securities and other-than-temporary losses on equity securities and an insignificant amount primarily relates to non-credit-related losses on RMBS and is included within accumulated other comprehensive income (AOCI).

Total pre-tax, other-than-temporary impairment losses during 2012 were $0.2 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate, U.S. corporate and RMBS securities and other-than-temporary losses on equity securities and $0.1 billion primarily relates to non-credit-related losses on RMBS and is included within AOCI.

At December 31, 2013 and 2012, unrealized losses on investment securities totaled $0.7 billion and $0.8 billion, respectively, including $0.4 billion and $0.8 billion, respectively, aged 12 months or longer. Of the amount aged 12 months or longer at December 31, 2013, more than 70% are debt securities that were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.1 billion and $0.2 billion related to structured securities (mortgage-backed and asset-backed) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position, aged 12 months or longer at December 31, 2013, the majority relate to debt securities held to support obligations to holders of GICs. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. For additional information, see Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Fair value measurements. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Additional information about our application of this guidance is provided in Notes 1 and 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. At December 31, 2013, the aggregate amount of investments that are measured at fair value through earnings totaled $3.0 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

(34)

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

For purposes of the discussion that follows, “delinquent” receivables are those that are 30 days or more past due based on their contractual terms, and “nonearning” receivables are those that are 90 days or more past due (or for which collection is otherwise doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition). These loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans that are paying on a cash accounting basis but are classified as nonaccrual and impaired. “Nonaccrual” financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts, on which we accrue interest until the account becomes 180 days past due, as discussed below. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

(35)

Beginning in the fourth quarter of 2013, we revised our methods for classifying financing receivables as nonaccrual and nonearning to more closely align with regulatory guidance. Under the revised methods, we continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due. Previously, we stopped accruing interest on consumer credit cards when the account became 90 days past due. In addition, the revised methods limit the use of the cash basis of accounting for nonaccrual financing receivables.

As a result of these revisions, consumer credit card receivables of $1.1 billion that were previously classified as both nonaccrual and nonearning were returned to accrual status in the fourth quarter of 2013. In addition, $1.5 billion of Real Estate and CLL financing receivables previously classified as nonaccrual, paying in accordance with contractual terms and accounted for on the cash basis, were returned to accrual status, while $2.2 billion of financing receivables previously classified as nonaccrual and accounted for on the cash basis (primarily in Real Estate and CLL) were placed into the nonearning category based on our assessment of the short-term outlook for resolution through payoff or refinance. These changes had an insignificant effect on earnings.

Given that the revised methods result in nonaccrual and nonearning amounts that are substantially the same, we plan to discontinue the reporting of nonearning financing receivables, one of our internal performance metrics, and report selected ratios related to nonaccrual financing receivables in the first quarter of 2014.

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in the Critical Accounting Estimates section in this Item and Notes 1 and 4 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(36)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(In millions)	2013	2012	2013	2012	2013	2012

Commercial
CLL
Americas	$68,585	$72,517	$1,243	$1,333	$473	$490
Europe(a)	37,962	37,037	1,046	1,299	415	445
Asia	9,469	11,401	413	193	90	80
Other(a)	451	603	-	52	-	6
Total CLL	116,467	121,558	2,702	2,877	978	1,021

Energy
Financial
Services	3,107	4,851	4	-	8	9

GECAS	9,377	10,915	-	-	17	8

Other	318	486	6	13	2	3
Total
Commercial	129,269	137,810	2,712	2,890	1,005	1,041

Real Estate	19,899	20,946	2,301	444	192	320

Consumer
Non-U.S.
residential
mortgages(b)	30,501	33,350	1,766	2,567	358	480
Non-U.S.
installment
and revolving
credit	13,677	17,816	88	213	594	582
U.S. installment
and revolving
credit	55,854	50,853	2	1,026	2,823	2,282
Non-U.S. auto	2,054	4,260	18	24	56	67
Other	6,953	8,070	345	351	150	172
Total Consumer	109,039	114,349	2,219	4,181	3,981	3,583
Total	$258,207	$273,105	$7,232	$7,515	$5,178	$4,944

(a)	During 2013, we transferred our European equipment services portfolio from CLL Other to CLL Europe. Prior-period amounts were reclassified to conform to the current period presentation.

(b)
Included financing receivables of $12,025 million and $12,221 million, nonearning receivables of $751 million and $1,036 million and allowance for losses of $139 million and $142 million at December 31, 2013 and 2012, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%). At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, about 85% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments, high loan-to-value ratios at inception and introductory below market rates, have a delinquency rate of 14%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 84% and 64%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. At December 31, 2013, 11% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(37)

The portfolio of financing receivables, before allowance for losses, was $258.2 billion at December 31, 2013, and $273.1 billion at December 31, 2012. Financing receivables, before allowance for losses, decreased $14.9 billion from December 31, 2012, primarily as a result of dispositions ($6.5 billion), write-offs ($5.9 billion), collections (which includes sales) exceeding originations ($3.6 billion) and the stronger U.S. dollar ($1.7 billion).

Related nonearning receivables totaled $7.2 billion (2.8% of outstanding receivables) at December 31, 2013, compared with $7.5 billion (2.8% of outstanding receivables) at December 31, 2012. Nonearning receivables decreased from December 31, 2012, primarily due to collections and write-offs at CLL and the placing of consumer credit card accounts on accrual status, partially offset by nonearning receivables previously classified as cash basis resulting from a revision to our nonaccrual and nonearning methods to more closely align with regulatory guidance in the fourth quarter of 2013.

The allowance for losses at December 31, 2013 totaled $5.2 billion compared with $4.9 billion at December 31, 2012, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses increased $0.2 billion from December 31, 2012, primarily because provisions were higher than write-offs, net of recoveries by $0.4 billion, which is attributable to an increase in provision in our Consumer installment and revolving portfolios. The allowance for losses as a percent of total financing receivables increased from 1.8% at December 31, 2012 to 2.0% at December 31, 2013 primarily due to an increase in the allowance for losses and a decline in the overall financing receivables balance as discussed above. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(38)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
December 31	financing receivables at		nonearning financing receivables at		total financing receivables at

	2013	2012	2013	2012	2013	2012
Commercial
CLL
Americas	1.8%	1.8%	38.1%	36.8%	0.7%	0.7%
Europe	2.8	3.5	39.7	34.3	1.1	1.2
Asia	4.4	1.7	21.8	41.5	1.0	0.7
Other	–	8.6	–	11.5	–	1.0
Total CLL	2.3	2.4	36.2	35.5	0.8	0.8

Energy
Financial
Services	0.1	–	200.0	–	0.3	0.2

GECAS	–	–	–	–	0.2	0.1

Other	1.9	2.7	33.3	23.1	0.6	0.6

Total Commercial	2.1	2.1	37.1	36.0	0.8	0.8

Real Estate	11.6	2.1	8.3	72.1	1.0	1.5

Consumer
Non-U.S.
residential mortgages(a)	5.8	7.7	20.3	18.7	1.2	1.4
Non-U.S.
installment and
revolving credit	0.6	1.2	675.0	273.2	4.3	3.3
U.S. installment
and revolving credit	–	2.0	(b)	222.4	5.1	4.5
Non-U.S. auto	0.9	0.6	311.1	279.2	2.7	1.6
Other	5.0	4.3	43.5	49.0	2.2	2.1

Total Consumer	2.0	3.7	179.4	85.7	3.7	3.1

Total	2.8	2.8	71.6	65.8	2.0	1.8

(a)
Included nonearning financing receivables as a percent of financing receivables of 6.2% and 8.5%, allowance for losses as a percent of nonearning receivables of 18.5% and 13.7% and allowance for losses as a percent of total financing receivables of 1.2% and 1.2% at December 31, 2013 and December 31, 2012, respectively, primarily related to loans, net of credit insurance, whose terms permitted interest-only payments and high loan-to-value ratios at inception (greater than 90%). Compared to the overall Non-U.S. residential mortgage loan portfolio, the ratio of allowance for losses as a percent of nonearning financing receivables for these loans is lower, driven primarily by the higher mix of such products in the U.K. and France portfolios and as a result of the better performance and collateral realization experience in these markets.

(b)	Not meaningful.

(39)

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL – Americas. Nonearning receivables of $1.2 billion represented 17.2% of total nonearning receivables at December 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 36.8% at December 31, 2012, to 38.1% at December 31, 2013, reflecting a decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables remained constant at 1.8% at December 31, 2013 primarily due to decreased nonearning exposures in our industrial and consumer-facing portfolios, partially offset by our materials, media and Latin America portfolios. Collateral supporting these nonearning financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

CLL – Europe. Nonearning receivables of $1.0 billion represented 14.5% of total nonearning receivables at December 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 34.3% at December 31, 2012 to 39.7% at December 31, 2013, reflecting a decrease in nonearning receivables and allowance for losses in our Interbanca S.p.A. and asset-backed lending portfolios primarily as a result of write-offs. The majority of our CLL – Europe nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 58.4% at December 31, 2012, to 70.8% at December 31, 2013, primarily due to a decrease in nonearning receivables as a result of write-offs and sales in our acquisition finance and asset-backed lending portfolios. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.5% at December 31, 2012, to 2.8% at December 31, 2013, for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our Interbanca S.p.A. business and acquisition finance businesses, the purchased receivables for our asset-backed lending portfolio, and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.4 billion represented 5.7% of total nonearning receivables at December 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables decreased from 41.5% at December 31, 2012, to 21.8% at December 31, 2013, primarily due to an increase in nonearning receivables in Australia, South Korea and Thailand, partially offset by restructuring activities and write-offs resulting in a reduction of nonearning receivables in our asset-based financing businesses in Japan. The ratio of nonearning receivables as a percent of financing receivables increased from 1.7% at December 31, 2012, to 4.4% at December 31, 2013, primarily due to increased nonearning receivables mentioned above and a decline in financing receivables primarily in our asset-based financing businesses in Japan and Australia. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment and corporate aircraft.

Real Estate – Debt. Nonearning receivables of $2.3 billion represented 31.8% of total nonearning receivables at December 31, 2013. The increase in nonearning receivables from December 31, 2012, was primarily due to $2.1 billion of financing receivables previously classified as cash basis resulting from a revision to our nonaccrual and nonearning methods to more closely align with regulatory guidance in the fourth quarter of 2013, partially offset by the resolution of North American multi-family and hotel nonearning loans, as well as European retail and mixed-use loans through payoffs, foreclosures and write-offs. The ratio of allowance for losses as a percent of nonearning receivables decreased from 72.1% to 8.3% reflecting the increase in nonearning loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 1.5% at December 31, 2012 to 1.0% at December 31, 2013, driven primarily by the reduction in overall reserves due to improving market conditions and new loan originations in 2013.

(40)

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At December 31, 2013, total Real Estate financing receivables of $19.9 billion were primarily collateralized by office buildings ($5.9 billion), apartment buildings ($3.2 billion), retail facilities ($2.8 billion), warehouse properties ($2.6 billion) and hotel properties ($2.2 billion). In 2013, commercial real estate markets continue to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long-term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At December 31, 2013, we had 116 foreclosed commercial real estate properties totaling $1.0 billion.

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $1.8 billion represented 24.4% of total nonearning receivables at December 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 18.7% at December 31, 2012, to 20.3% at December 31, 2013, as a result of lower nonearning receivables due to improved collections and higher property values primarily in our U.K. portfolio. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 77% and 56%, respectively, and about 9% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At December 31, 2013, we had in repossession stock 447 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables decreased from 7.7% at December 31, 2012 to 5.8% at December 31, 2013 for the reasons described above.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.1 billion represented 1.2% of total nonearning receivables at December 31, 2013. The ratio of allowance for losses as a percent of nonearning receivables increased from 273.2% at December 31, 2012 to 675.0% at December 31, 2013, reflecting an increase in the allowance for losses primarily due to the approach described below and a decrease in nonearning receivables reflect the placing of consumer credit card accounts on accrual status.

Consumer − U.S. installment and revolving credit. Nonearning receivables at December 31, 2013, reflect the placing of consumer credit card accounts on accrual status. The ratio of allowance for losses as a percent of financing receivables increased from 4.5% at December 31, 2012 to 5.1% at December 31, 2013, reflecting an increase in the allowance for losses primarily due to the approach described below.

In 2013, we completed our implementation of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period in our consumer revolving credit portfolios, which resulted in an increase to the incurred loss period and included a qualitative assessment of the adequacy of the consumer revolving credit portfolios’ allowance for losses, which compares this allowance for losses to projected net write-offs over the next 12 months, in a manner consistent with regulatory guidance. This resulted in an increase of $0.6 billion to the allowance for losses on financing receivables ($0.3 billion, after tax), the vast majority of which was attributable to our U.S. consumer revolving credit portfolios.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts, as discussed below.

(41)

Beginning in the fourth quarter of 2013, we revised our methods for classifying financing receivables as nonaccrual and nonearning to more closely align with regulatory guidance. Under the revised methods, we continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due. Previously, we stopped accruing interest on consumer credit cards when the account became 90 days past due. In addition, the revised methods limit the use of the cash basis of accounting for nonaccrual financing receivables.

As a result of these revisions, consumer credit card receivables of $1.1 billion that were previously classified as both nonaccrual and nonearning were returned to accrual status in the fourth quarter of 2013. In addition, $1.5 billion of Real Estate and CLL financing receivables previously classified as nonaccrual, paying in accordance with contractual terms and accounted for on the cash basis, were returned to accrual status, while $2.2 billion of financing receivables previously classified as nonaccrual and accounted for on the cash basis (primarily in Real Estate and CLL) were placed into the nonearning category based on our assessment of the short-term outlook for resolution through payoff or refinance. These changes had an insignificant effect on earnings.

Given that the revised methods result in nonaccrual and nonearning amounts that are substantially the same, we plan to discontinue the reporting of nonearning financing receivables, one of our internal performance metrics, and report selected ratios related to nonaccrual financing receivables in the first quarter of 2014.

Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans that are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $7.9 billion nonaccrual loans at December 31, 2013, $4.2 billion are currently paying in accordance with their contractual terms. Further information on our nonaccrual and nonearning financing receivables is provided in Notes 1 and 4 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

	Nonaccrual financing		Nonearning financing
December 31 (In millions)	receivables		receivables
	2013	2012	2013	2012
Commercial
CLL	$2,734	$4,138	$2,702	$2,877
Energy Financial Services	4	-	4	-
GECAS	-	3	-	-
Other	6	25	6	13
Total Commercial	2,744	4,166	2,712	2,890

Real Estate(a)	2,551	4,885	2,301	444

Consumer(b)	2,620	4,288	2,219	4,181
Total	$7,915	$13,339	$7,232	$7,515

(a)	During the fourth quarter of 2013, we reclassified financing receivables of $1.0 billion from nonaccrual to accrual status and $2.1 billion from nonaccrual to nonearning, as discussed above.

(b)	During the fourth quarter of 2013, we reclassified consumer credit card receivables of $1.1 billion from both nonaccrual and nonearning to accrual status, as discussed above.

Impaired Loans

“Impaired” loans in the table below are defined as larger-balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. The vast majority of our Consumer and a portion of our CLL nonaccrual receivables are excluded from this definition, as they represent smaller-balance homogeneous loans that we evaluate collectively by portfolio for impairment.

Impaired loans include nonearning receivables on larger-balance or restructured loans, loans that are currently paying interest under the cash basis (but are excluded from the nonearning category), and loans paying currently that had been previously restructured.

(42)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

December 31 (In millions)	2013	2012

Loans requiring allowance for losses
Commercial(a)	$1,116	$1,372
Real Estate	1,245	2,202
Consumer	2,879	3,103
Total loans requiring allowance for losses	5,240	6,677

Loans expected to be fully recoverable
Commercial(a)	2,776	3,697
Real Estate	2,615	3,491
Consumer	109	105
Total loans expected to be fully recoverable	5,500	7,293
Total impaired loans	$10,740	$13,970

Allowance for losses (specific reserves)
Commercial(a)	$328	$487
Real Estate	74	188
Consumer	567	673
Total allowance for losses (specific reserves)	$969	$1,348

Average investment during the period	$12,347	$16,262
Interest income earned while impaired(b)	626	750

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)	Recognized principally on an accrual basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We evaluate a Real Estate loan for impairment when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with its contractual terms.

Of our $3.9 billion of impaired loans at Real Estate at December 31, 2013, $3.6 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at December 31, 2013 and 2012, classified by the method used to measure impairment was as follows.

December 31 (In millions)	2013	2012

Discounted cash flow	$5,558		$6,693
Collateral value	5,182		7,277
Total	$10,740	$P	13,970

See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(43)

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At December 31, 2013, TDRs included in impaired loans were $9.5 billion, primarily relating to Real Estate ($3.6 billion), CLL ($3.0 billion) and Consumer ($2.9 billion).

Real Estate TDRs decreased from $5.1 billion at December 31, 2012 to $3.6 billion at December 31, 2013, primarily driven by resolution of TDRs through paydowns, partially offset by extensions of loans scheduled to mature during 2013, some of which were classified as TDRs upon modification. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the year ended December 31, 2013, we modified $1.6 billion of loans classified as TDRs, substantially all in our Debt portfolio. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps that are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios have typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $1.6 billion and $4.4 billion of modifications classified as TDRs in the last 12 months ended December 31, 2013 and 2012, respectively, $0.2 billion have subsequently experienced a payment default in both 2013 and 2012.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $0.1 billion at December 31, 2013 and $0.2 billion at December 31, 2012, and were 1.9% and 3.1%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and, as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the year ended December 31, 2013, we provided short-term modifications of approximately $0.1 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $1.4 billion of Consumer loans for the year ended December 31, 2013, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 4 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 4 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(44)

GECC Selected European Exposures

At December 31, 2013, we had $81.8 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 88% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (focus countries), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at December 31, 2013.

							Rest of	Total
December 31, 2013 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables,
before allowance
for losses on
financing receivables	$1,605	$262	$290	$7,149	$5	$3,014	$70,734	$83,059

Allowance for losses on
financing receivables	(106)	(18)	(4)	(254)	-	(68)	(787)	(1,237)

Financing receivables,
net of allowance
for losses on
financing receivables(a)(b)	1,499	244	286	6,895	5	2,946	69,947	81,822

Investments(c)(d)	3	-	-	461	-	246	2,211	2,921

Cost and equity method
investments(e)	307	-	383	61	35	-	1,940	2,726

Derivatives,
net of collateral(c)(f)	2	-	-	63	-	-	102	167

ELTO(g)	401	108	419	754	242	328	9,286	11,538

Real estate held for
investment(g)	793	-	-	422	-	-	4,455	5,670

Total funded exposures(h)	$3,005	$352	$1,088	$8,656	$282	$3,520	$87,941	$104,844

Unfunded commitments(i)	$20	$7	$38	$218	$3	$827	$5,784	$6,897

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.

(b)
Substantially all relates to non-sovereign obligors. Includes residential mortgage loans of approximately $30.2 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 10% of these residential mortgage loans, which were primarily originated in France and the U.K.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.

(d)
Includes $0.8 billion related to financial institutions, $0.2 billion related to non-financial institutions and $1.9 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.2 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.

(f)	Net of cash collateral; entire amount is non-sovereign.

(g)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(h)
Excludes $34.4 billion of cash and equivalents, which is composed of $19.6 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.7 billion is in focus countries, and $14.8 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($8.4 billion) and sovereign bonds of non-focus countries ($6.4 billion), where the value of our collateral exceeds the amount of our cash exposure.

(i)	Includes ordinary course of business lending commitments, commercial and consumer unused revolving credit lines, inventory financing arrangements and investment commitments.

(45)

We manage counterparty exposure, including credit risk, on an individual counterparty basis. We place defined risk limits around each obligor and review our risk exposure on the basis of both the primary and parent obligor, as well as the issuer of securities held as collateral. These limits are adjusted on an ongoing basis based on our continuing assessment of the credit risk of the obligor or issuer. In setting our counterparty risk limits, we focus on high-quality credits and diversification through spread of risk in an effort to actively manage our overall exposure. We actively monitor each exposure against these limits and take appropriate action when we believe that risk limits have been exceeded or there are excess risk concentrations. Our collateral position and ability to work out problem accounts have historically mitigated our actual loss experience. Delinquency experience has been relatively stable in our European commercial and consumer platforms in the aggregate, and we actively monitor and take action to reduce exposures where appropriate. Uncertainties surrounding European markets could have an impact on the judgments and estimates used in determining the carrying value of these assets.

Other receivables totaled $16.5 billion at December 31, 2013, an increase of $2.6 billion from 2012, driven by higher amounts due from GE related to material procurement and factoring programs.  At December 31, 2013, the balance was primarily composed of amounts due from GE (related to material procurement programs and factoring programs of $6.7 billion), insurance receivables, accrued interest and investment income, nonfinancing customer receivables and amounts due under operating leases.

Property, plant and equipment totaled $51.6 billion at December 31, 2013, a decrease of $1.4 billion from 2012, primarily reflecting a decrease in equipment leased to others principally at our GECAS aircraft leasing business. This decrease included impairment losses on our operating lease portfolio of commercial aircraft of $0.7 billion and $0.2 billion in 2013 and 2012, respectively. Impairment losses in 2013 incorporated management’s downward revisions to cash flow estimates based upon shorter useful lives and lower aircraft residual values from those indicated by our third-party appraisers, reflecting the introduction of newer technology, fleet retirements and high fuel prices and operating costs. These revised estimates primarily related to cargo aircraft ($0.3 billion), older technology narrow-body aircraft ($0.2 billion) and regional jets ($0.1 billion). The average age of aircrafts we impaired in 2013 was 15 years compared with 7 years for our total fleet.

Property, plant and equipment consisted primarily of equipment provided to third parties on operating leases. Details by category of investment are presented in Note 5 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Additions to property, plant and equipment were $10.0 billion and $11.9 billion during 2013 and 2012, respectively, primarily reflecting additions of commercial aircraft at GECAS.

Goodwill and other intangible assets totaled $26.2 billion and $1.1 billion, respectively, at December 31, 2013. Goodwill decreased $0.8 billion from 2012, primarily as a result of dispositions ($0.7 billion) and the stronger U.S. dollar ($0.3 billion). Other intangible assets decreased $0.2 billion from 2012, primarily from amortization expense. See Note 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other assets comprises mainly equity and cost method investments, real estate equity properties and investments, assets held for sale and derivative instruments, and totaled $47.4 billion at December 31, 2013, a decrease of $14.8 billion from 2012, primarily related to the sale of certain held-for-sale real estate and aircraft ($7.9 billion), the sale of certain real estate investments ($3.4 billion), a decrease in the fair value of derivative instruments ($2.4 billion) and a decrease in our Penske Truck Leasing Co., L.P. (PTL) investment ($1.2 billion). During 2013, we recognized $0.4 billion of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

(46)

Included in other assets are Real Estate equity investments of $13.7 billion and $20.7 billion at December 31, 2013 and 2012, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments annually, or more frequently as conditions warrant. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $2.1 billion. This amount is subject to variation and dependent on economic and market conditions, changes in cash flow estimates and composition of our portfolio, including sales. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During 2013, Real Estate recognized pre-tax impairments of $0.3 billion in its real estate held for investment, which were primarily driven by declining cash flow projections for properties in Japan and Europe, as well as strategic decisions to sell portfolios in the U.S., Asia and Europe. During 2012, Real Estate recognized pre-tax impairments of $0.1 billion. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at December 31, 2013 had a carrying value of $0.4 billion and an associated estimated unrealized loss of an insignificant amount. Deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. On March 19, 2013, in connection with GE’s sale of its remaining 49% interest in NBCUniversal LLC to Comcast Corporation, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York and the CNBC property located in Englewood Cliffs, New Jersey to affiliates of NBCUniversal for $1.4 billion in cash.

Liquidity and Borrowings

We maintain a strong focus on liquidity. We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans are established within the context of our annual financial and strategic planning processes. Our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments. We also take into account our capital allocation and growth objectives, including paying dividends. During 2013, we paid quarterly dividends of $1.9 billion and special dividends of $4.1 billion to GE.

Our liquidity position is targeted to meet our obligations under both normal and stressed conditions. We establish a funding plan annually that is based on the projected asset size and cash needs of the business, which, over the past few years, has included our strategy to reduce our ending net investment. We rely on a diversified source of funding, including the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund our balance sheet, in addition to cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases to fund our operating and interest expense costs.

Our 2014 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($39.2 billion at December 31, 2013), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $48.3 billion in 2013. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During 2013, we earned interest income on financing receivables of $19.6 billion, which more than offset interest expense of $9.3 billion.

We maintain a detailed liquidity policy that includes a requirement to maintain a contingency funding plan. The liquidity policy defines our liquidity risk tolerance under different stress scenarios based on our liquidity sources and also establishes procedures to escalate potential issues. We actively monitor our access to funding markets and our liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

(47)

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

We are also subject to the Volcker Rule, which U.S. regulators finalized on December 10, 2013.  The rule prohibits companies that are affiliated with U.S. insured depository institutions from engaging in “proprietary trading” or acquiring or retaining any ownership interest in, or sponsoring or engaging in certain transactions with, a “hedge fund” or a “private equity fund.”  Proprietary trading and fund investing, as prohibited by the rule, are not core activities for us, but we are assessing the full impact of the rule, in anticipation of full conformance with the rule, as required by July 21, 2015.

The FRB recently finalized regulations to revise and replace its current rules on capital adequacy and to extend capital regulations to savings and loan holding companies like GECC. Under the final rules, GECC expects that the standardized approach for calculating capital will apply to GECC, in its capacity as a savings and loan holding company, on January 1, 2015. However, that timing could change once nonbank SIFI rules are finalized. GECC will ultimately also become subject to the Basel III advanced capital rules that will be applicable to institutions with $250 billion or more in assets. Initial actions required for compliance with the advanced capital rules, including building out the necessary systems and models, will begin once GECC is subject to regulatory capital rules. However, full implementation will take several years to complete.

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

We undertake an annual review of our capital adequacy prior to establishing a plan for dividends to our parent. This review is based on a forward-looking assessment of our material enterprise risks and involves the consideration of a number of factors. This analysis also includes an assessment of our capital and liquidity levels, as well as incorporating risk management and governance considerations. The most recent capital adequacy review was approved by the GECC board of directors and the GE Board of Directors Risk Committee in the first quarter of 2013. GECC is currently in the process of updating the 2013 capital adequacy review and it will be presented to the GECC board of directors and the GE Board of Directors Risk Committee in the first quarter of 2014. While a savings and loan holding company and nonbank SIFI like GECC is currently not required to obtain FRB approval to pay a dividend, it may not, under FRB regulations, conduct its operations in an unsafe or unsound manner. The FRB has articulated factors that it expects boards of directors of bank holding companies and savings and loan holding companies to consider in determining whether to pay a dividend.

Overall, GECC does not believe that designation as a nonbank SIFI will have a material impact on its business or operations.

(48)

Liquidity Sources

We maintain liquidity sources that consist of cash and equivalents, committed unused credit lines, and high-quality, liquid investments.

We had cash and equivalents of $74.9 billion at December 31, 2013 that were available to meet our needs.

We had committed, unused credit lines totaling $47.8 billion that were extended to us by 50 financial institutions at December 31, 2013. GECC can borrow up to $47.8 billion under all of these credit lines. GE can borrow up to $13.9 billion under certain of these credit lines. These lines include $26.5 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $21.3 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.

Cash and equivalents of $43.4 billion at December 31, 2013 were held by non-U.S. subsidiaries. Of this amount at December 31, 2013, none was considered indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year.

At December 31, 2013, cash and equivalents of about $12 billion were in regulated banks and insurance entities and were subject to regulatory restrictions.

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

GE reduced its GE Capital ending net investment, excluding cash and equivalents, to $380 billion at December 31, 2013.

During 2013, we completed issuances of $33.7 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 40 years (and subsequent to December 31, 2013, an additional $3.9 billion). Average commercial paper borrowings during the fourth quarter were $31.6 billion and the maximum amount of commercial paper borrowings outstanding during the fourth quarter was $33.1 billion. Our commercial paper maturities are funded principally through new commercial paper issuances.

We securitize financial assets as an alternative source of funding. During 2013, we completed $8.9 billion of non-recourse issuances and had maturities of $8.9 billion. At December 31, 2013, consolidated non-recourse borrowings were $30.1 billion.

We have 10 deposit-taking banks outside of the U.S. and two deposit-taking banks in the U.S. – GE Capital Retail Bank, a Federal Savings Bank (FSB), and GE Capital Bank (formerly GE Capital Financial Inc.), an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms up to 10 years. On January 11, 2013, the FSB acquired the deposit business of MetLife Bank, N.A. This acquisition added approximately $6.4 billion in deposits and an online banking platform.

Total alternative funding at December 31, 2013 was $108 billion, composed mainly of $53 billion of bank deposits, $30 billion of non-recourse securitization borrowings, $9 billion of funding secured by real estate, aircraft and other collateral and $9 billion of GE Interest Plus notes. The comparable amount at December 31, 2012 was $101 billion.

(49)

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where we have the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on our liquidity profile and other factors. In 2013, we settled $8.4 billion of callable debt, of which $4.1 billion was called in 2012.

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

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. To test the effectiveness of our fixed rate positions, we assumed that, on January 1, 2014, interest rates decreased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the decrease remained in place for 2014. We estimated, based on the year-end 2013 portfolio and holding all other assumptions constant, that our 2014 consolidated net earnings would decline by less than $0.1 billion as a result of this parallel shift in the yield curve.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2013 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. This analysis indicated that our 2014 consolidated net earnings would decline by less than $0.1 billion as a result of such a shift in exchange rates.

Debt and Derivative Instruments, Guarantees and Covenants

Credit Ratings

On April 3, 2012, Moody’s Investors Service (Moody’s) announced that it had downgraded the senior unsecured debt rating of GE by one notch from Aa2 to Aa3 and the senior unsecured debt rating of GECC by two notches from Aa2 to A1. The ratings downgrade did not affect GE’s and GECC’s short-term funding ratings of P-1, which were affirmed by Moody’s. Moody’s ratings outlook for GE and GECC is stable. We did not experience any material operational, funding or liquidity impacts from this ratings downgrade. As of December 31, 2013, GE’s and GECC’s long-term unsecured debt ratings from Standard and Poor’s Ratings Service (S&P) were AA+ with a stable outlook and their short-term funding ratings from S&P were A-1+. We are disclosing these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Although we currently do not expect a downgrade in the credit ratings, our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Substantially all GICs were affected by the downgrade and are more fully discussed in the Principal Debt and Derivative Conditions section in this item.

(50)

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

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit ratings of the applicable GE entity were to fall below A-/A3. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term ratings of the applicable GE entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements, outstanding interest payments and collateral posted by us under these master agreements was estimated to be $1.0 billion at December 31, 2013. See Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other debt and derivative agreements of consolidated entities include Trinity, which comprises two entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of GICs. These GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1, and are reported in investment contracts, insurance liabilities and insurance annuity benefits. The Trinity assets and liabilities are disclosed in note (a) on our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Another consolidated entity also had issued GICs where proceeds are loaned to GECC. These GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. These obligations are included in long-term borrowings on our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. These three consolidated entities ceased issuing GICs in 2010.

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

(51)

Ratio of Earnings to Fixed Charges, Income Maintenance Agreement and Subordinated Debentures

On March 28, 1991, GE entered into an agreement with GECC to make payments to GECC, constituting additions to pre-tax income under the agreement (which increases equity), to the extent necessary to cause the ratio of earnings to fixed charges of GECC and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10:1 for the period, as a single aggregation, of each GECC fiscal year commencing with fiscal year 1991. GECC’s ratio of earnings to fixed charges was 1.76:1 for 2013. No payment is required in 2013 pursuant to this agreement.

In addition, in connection with certain subordinated debentures of GECC that may be classified as equity (hybrid debt), during events of default or interest deferral periods under such subordinated debentures, GECC has agreed not to declare or pay any dividends or distributions or make certain other payments with respect to its capital stock, and GE has agreed to promptly return any payments made to GE in violation of this agreement. There were $7.7 billion of such debentures outstanding at December 31, 2013. See Note 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Statements of Changes in Shareowners’ Equity and Comprehensive Income

An analysis of changes in the elements of shareowners’ equity, as presented in the Statements of Changes in Shareowners’ Equity and Comprehensive Income, follows.

GECC Shareowners’ equity increased $0.8 billion in 2013, compared with an increase of $4.8 billion and $8.1 billion in 2012 and 2011, respectively.

Net earnings increased GECC shareowners’ equity by $6.2 billion in 2013 and  2012, and $6.5 billion in 2011. In 2013 and 2012, we paid quarterly dividends of $1.9 billion and special dividends of $4.1 billion and $4.5 billion, respectively, to GE. We also paid $0.3 billion and $0.1 billion to our preferred stock shareowners in 2013 and 2012, respectively. There were no dividends declared in 2011.

Elements of AOCI decreased shareowners’ equity by $0.1 billion in 2013, compared with an increase of $1.2 billion in 2012 and $1.6 billion in 2011. The components of these changes are as follows:

•
Changes in AOCI related to currency translation adjustments decreased shareowners’ equity by $0.6 billion in 2013 and increased shareowners’ equity by $0.3 billion and $1.0 billion in 2012 and 2011, respectively. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. At year-end 2013, the U.S. dollar weakened against the euro and the pound sterling, and strengthened against the Japanese yen and the Australian dollar resulting in increases in currency translation adjustments that were more than offset by releases from AOCI related to dispositions. At year-end 2012, the U.S. dollar weakened against most major currencies, including the pound sterling and the euro, and strengthened against the Japanese yen resulting in increases in currency translation adjustments that were partially offset by releases from AOCI related to dispositions. At year-end 2011, the dollar strengthened against most major currencies, including the pound sterling and the euro, and weakened against the Australian dollar and the Japanese yen.

•
Changes in AOCI related to investment securities decreased shareowners’ equity by $0.4 billion in 2013, reflecting the effects of higher interest rates, partially offset by adjustments to reflect the effect of lower unrealized gains on insurance-related assets and equity. Investment securities increased shareowners’ equity by $0.7 billion and $0.6 billion in 2012 and 2011, respectively, reflecting the effects of lower interest rates and improved market conditions on U.S. corporate debt securities, partially offset by adjustments to reflect the effect of the unrealized gains on insurance-related assets and equity. Further information about investment securities is provided in Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(52)

•
Changes in AOCI related to the fair value of derivatives designated as cash flow hedges increased shareowners’ equity by $0.5 billion in 2013, primarily reflecting higher fair values of cross currency hedges, partially offset by releases from AOCI contemporaneous with the earnings effects of the related hedged items. Cash flow hedges increased shareowners’ equity by $0.4 billion and $0.2 billion in 2012 and 2011, respectively. Further information about the fair value of derivatives is provided in Note15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Changes in AOCI related to benefit plans increased shareowners’ equity by $0.4 billion in 2013, primarily reflecting higher discount rates used to measure postretirement benefit obligations, higher investment returns and amortization of actuarial losses out of AOCI. Benefit plans decreased shareowners’ equity by $0.2 billion in both 2012 and 2011. Further information about benefit plans is provided in Note 13 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

During the second quarter of 2013, we issued 10,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $990 million. The preferred shares bear an initial fixed interest rate of 5.25% through June 15, 2023, bear a floating rate equal to three-month LIBOR plus 2.967% thereafter and are callable on June 15, 2023. Dividends on the preferred stock are payable semi-annually, in June and December, with the first payment on this issuance made in December 2013.

During 2012, we issued 40,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $3,960 million. Of these shares, 22,500 bear an initial fixed interest rate of 7.125% through June 15, 2022, bear a floating rate equal to three-month LIBOR plus 5.296% thereafter and are callable on June 15, 2022, and 17,500 bear an initial fixed interest rate of 6.25% through December 15, 2022, bear a floating rate equal to three-month LIBOR plus 4.704% thereafter and are callable on December 15, 2022. Dividends on the preferred stock are payable semi-annually, in June and December, with the first payment on these issuances made in December 2012.

Statement of Cash Flows – Overview from 2011 through 2013

Cash and equivalents were $74.9 billion at December 31, 2013, compared with $61.9 billion at December 31, 2012.

Cash from operating activities totaled $19.9 billion, $21.7 billion and $20.6 billion in 2013, 2012 and 2011, respectively. Cash from operating activities decreased $1.9 billion during 2013 compared with 2012, primarily due to decreases in net cash collateral held from counterparties on derivative contracts of $5.2 billion, partially offset by increases in other liabilities of $1.8 billion and accounts payable of $1.0 billion.

Cash from operating activities increased $1.1 billion during 2012 compared with 2011, primarily due to increases in net cash collateral held from counterparties on derivative contracts of $1.7 billion, partially offset by decreases in accounts payable of $0.9 billion.

Consistent with our plan to reduce our asset levels, cash from investing activities was $23.4 billion, $14.7 billion and $29.8 billion in 2013, 2012 and 2011, respectively. Cash from investing activities increased $8.7 billion during 2013 compared with 2012, primarily due to higher proceeds from sales of real estate properties of $7.3 billion; the acquisition of MetLife Bank, N.A. in 2013, resulting in net cash provided from the acquisition of $6.4 billion; lower net purchases of ELTO of $1.6 billion; partially offset by lower net loan repayments from our equity method investments of $4.9 billion and lower collections (which includes sales) exceeding originations of financing receivables of $1.9 billion.

(53)

Cash from investing activities decreased $15.1 billion during 2012 compared with 2011, primarily due to lower collections (which includes sales) exceeding originations of financing receivables of $9.0 billion, lower proceeds from sales of discontinued operations of $8.7 billion and higher net purchases of ELTO of $1.7 billion. These decreases were partially offset by higher net dispositions and maturities of investment securities of $2.6 billion and a decrease in other assets-investments of $1.7 billion driven by net activity of our equity method investments.

Cash used for financing activities was $29.4 billion, $52.5 billion and $33.2 billion in 2013, 2012, and 2011, respectively. Cash used for financing activities decreased $23.0 billion during 2013 compared with 2012, primarily due to lower net repayments of borrowings of $24.0 billion, consisting primarily of net reductions in long-term borrowings and commercial paper, and lower redemptions of guaranteed investment contracts of $2.3 billion, partially offset by lower proceeds from the issuance of preferred stock of $3.0 billion.

Cash used for financing activities increased $19.3 billion during 2012 compared with 2011, primarily due to a reduction in total borrowings of $11.7 billion, consisting primarily of net reductions in long-term borrowings and commercial paper; $6.5 billion of dividends paid to shareowners in 2012 (including $0.1 billion paid to preferred shareowners); a reduction in bank deposits of $4.2 billion and $1.0 billion of redemptions of guaranteed investment contracts at Trinity, partially offset by $4.0 billion of proceeds from the issuance of preferred stock.

We pay dividends to GE through a distribution of our retained earnings, including special dividends from proceeds of certain business sales. Beginning in the second quarter of 2012, we restarted our dividend to GE. During 2013 and 2012, we paid quarterly dividends of $1.9 billion in both years and special dividends of $4.1 billion and $4.5 billion, respectively, to GE. No dividends were paid to GE in 2011.

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2013, follow.

	Payments due by period
					2019 and
(In billions)	Total	2014	2015-2016	2017-2018	thereafter

Borrowings and bank deposits (Note 8)	$371.1	$116.1	$101.2	$55.4	$98.4
Interest on borrowings and bank deposits	87.2	9.2	13.1	10.1	54.8
Purchase obligations(a)(b)	39.8	14.0	6.6	7.3	11.9
Insurance liabilities (Note 9)(c)	13.5	1.8	2.1	1.7	7.9
Operating lease obligations (Note 13)	1.4	0.3	0.4	0.2	0.5
Other liabilities(d)	18.9	18.0	0.2	0.1	0.6
Contractual obligations of
discontinued operations(e)	3.2	3.2	-	-	-

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

(54)

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

At December 31, 2013, consolidated variable interest entity assets and liabilities were $48.4 billion and $32.4 billion, respectively, an increase of $0.5 billion and a decrease of $0.6 billion from 2012. Assets held by these entities are of equivalent credit quality to our other assets. We monitor the underlying credit quality in accordance with our role as servicer and apply rigorous controls to the execution of securitization transactions. With the exception of credit and liquidity support discussed below, investors in these entities have recourse only to the underlying assets.

At December 31, 2013, investments in unconsolidated VIEs, were $12.4 billion, a decrease of $0.6 billion from 2012, primarily related to a decrease of $2.0 billion in PTL and a decrease of $0.5 billion due to contractual maturities and disposals of investments, partially offset by an increase of $1.9 billion in an investment in asset-backed securities issued by a senior secured loan fund. In the first quarter of 2013, PTL had repaid all outstanding debt owed and terminated its borrowing arrangement with GECC. During the second quarter of 2013, PTL ceased to be a VIE as a result of a principal in PTL retiring from the GE Board. Therefore, our investment in PTL ($899 million at December 31, 2013) is not reported in the December 31, 2013 balance. In addition to our existing investments, we have contractual obligations to fund additional investments in the unconsolidated VIEs to fund new asset origination. At December 31, 2013, these contractual obligations were $2.8 billion, an increase of $0.1 billion from 2012.

We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in either 2013 or 2012.

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

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide

(55)

for losses are updated periodically to reflect our view of current conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Write-offs in both our consumer and commercial portfolios can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year that may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

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

(56)

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.7 billion and $0.2 billion in 2013 and 2012, respectively. Impairment losses in 2013 incorporated management’s downward revisions to cash flow estimates based upon shorter useful lives and lower aircraft residual values from those indicated by our third-party appraisers, reflecting the introduction of newer technology, fleet retirements and high fuel prices and operating costs. These revised estimates primarily related to cargo aircraft ($0.3 billion), older technology narrow-body aircraft ($0.2 billion) and regional jets ($0.1 billion). The average age of aircrafts we impaired in 2013 was 15 years compared with 7 years for our total fleet. Provisions for losses on financing receivables related to commercial aircraft were an insignificant amount for both 2013 and 2012.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations – Overview of Our Earnings from 2011 through 2013 and the Financial Resources and Liquidity – Property, plant and equipment sections of this Item and in Notes 5 and 17 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Real Estate. We review the estimated value of our commercial real estate investments annually, or more frequently as conditions warrant. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $2.1 billion. This amount is subject to variation dependent on the assumptions described above, changes in economic and market conditions and composition of our portfolio, including sales. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in the estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured using the estimated fair value of the underlying asset, which is based upon cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and is corroborated by external appraisals. During 2013, Real Estate recognized pre-tax impairments of $0.3 billion in its real estate held for investment, as compared to $0.1 billion in 2012. Deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, result in inherent imprecision in real estate value estimates. Further information is provided in the Global Risk Management and the Other assets sections of this Item and in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

(57)

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

Income Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. At December 31, 2013 and 2012, approximately $73 billion and $72 billion of earnings, respectively, have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $4.6 billion and $3.9 billion at December 31, 2013 and 2012, respectively, including $0.8 billion at both December 31, 2013 and 2012 of deferred tax assets, net of valuation allowances, associated with losses reported in discontinued operations, primarily related to our loss on the sale of GE Money Japan. Such year-end 2013 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Further information on income taxes is provided in the Operations – Overview section of this Item and in Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(58)

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

At December 31, 2013, derivative assets and liabilities were $0.5 billion and $1.0 billion, respectively. Further information about our use of derivatives is provided in Notes 1, 7, 14 and 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

(59)

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

Further information is provided in Notes 2 and 17 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other Information

New Accounting Standards

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU resolves conflicting guidance between Accounting Standards Codification (ASC) Subtopics 810-10, Consolidation, and 830-30, Foreign Currency Matters – Translation of Financial Statements, on whether accumulated currency translation adjustments should be released to earnings in certain circumstances. Under the revised guidance, the entire amount of the cumulative translation adjustment associated with the foreign entity will be released into earnings in the following circumstances: (a) the sale of a subsidiary or group of net assets within a foreign entity that represents a complete or substantially complete liquidation of that entity, (b) the loss of a controlling financial interest in an investment in a foreign entity, or (c) when the accounting for an investment in a foreign entity changes from the equity method to full consolidation. The ASU does not change the requirement to release a pro rata portion of the cumulative translation adjustment of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The revised guidance applies prospectively to transactions or events occurring in fiscal years beginning after December 31, 2013.

(60)

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Form 10-K Report, to:

•	Average GECC shareowners’ equity, excluding effects of discontinued operations

•	Ratio of adjusted debt to equity at GECC, net of adjusted cash and equivalents and with classification of hybrid debt as equity

•	GE Capital ending net investment (ENI), excluding cash and equivalents

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

Average GECC Shareowners’ Equity, Excluding Effects of Discontinued Operations(a)

December 31 (In millions)	2013	2012	2011	2010	2009

Average GECC shareowners' equity(b)	$83,358	$79,956	$73,852	$68,490	$64,689
Less the effects of the average net
investment in discontinued operations	(92)	(373)	5,033	13,935	17,546
Average GECC shareowners' equity,
excluding effects of discontinued
operations(a)	$83,450	$80,329	$68,819	$54,555	$47,143

(a)	Used for computing return on average shareowners’ equity and return on average total capital invested (ROTC).

(b)	On an annual basis, calculated using a five-point average.

Our ROTC calculation excludes earnings (losses) of discontinued operations from the numerator because U.S. GAAP requires us to display those earnings (losses) in the Statement of Earnings. Our calculation of average GECC shareowners’ equity may not be directly comparable to similarly titled measures reported by other companies. We believe that it is a clearer way to measure the ongoing trend in return on total capital for the continuing operations of our businesses given the extent that discontinued operations have affected our reported results. We believe that this results in a more relevant measure for management and investors to evaluate performance of our continuing operations, on a consistent basis, and to evaluate and compare the performance of our continuing operations with the ongoing operations of other businesses and companies.

(61)

Ratio of Adjusted Debt to Equity at GECC, Net of Adjusted Cash and Equivalents and with Classification of Hybrid Debt as Equity
December 31 (Dollars in millions)	2013	2012	2011	2010	2009

GECC debt	$371,062	$397,039	$442,830	$470,363	$493,224
Add debt of businesses held for sale
and discontinued operations	316	403	527	575	7,136
Adjusted GECC debt	371,378	397,442	443,357	470,938	500,360
Less cash and equivalents	74,873	61,853	76,641	60,231	62,565
Less cash of businesses held for sale
and discontinued operations	236	265	332	222	1,975
Less hybrid debt	7,725	7,725	7,725	7,725	7,725
	$288,544	$327,599	$358,659	$402,760	$428,095

GECC equity	$82,694	$81,890	$77,110	$68,984	$70,833
Plus hybrid debt	7,725	7,725	7,725	7,725	7,725
	$90,419	$89,615	$84,835	$76,709	$78,558

Ratio	3.19:1	3.66:1	4.23:1	5.25:1	5.45:1

We have provided the GECC ratio of debt to equity on a basis that reflects the use of cash and equivalents as a reduction of debt, and long-term debt due in 2066 and 2067 classified as equity. For purposes of this ratio, we have also adjusted cash and debt balances to include amounts classified as assets and liabilities of businesses held for sale and discontinued operations. We believe that this is a useful comparison to a GAAP-based ratio of debt to equity because cash balances may be used to reduce debt and because this long-term debt has equity-like characteristics. The usefulness of this supplemental measure may be limited, however, as the total amount of cash and equivalents at any point in time may be different than the amount that could practically be applied to reduce outstanding debt, and it may not be advantageous or practical to replace certain long-term debt with equity. Despite these potential limitations, we believe that this measure, considered along with the corresponding GAAP measure, provides investors with additional information that may be more comparable to other financial institutions and businesses.

GE Capital Ending Net Investment (ENI), Excluding Cash and Equivalents

December 31,
(In billions)	2013

GECC total assets	$516.8
Less assets of discontinued operations	2.3
Less non-interest-bearing liabilities	59.3
GE Capital ENI	455.2
Less cash and equivalents	74.9
GE Capital ENI, excluding cash and equivalents	$380.3

GE uses ENI to measure the size of its GE Capital segment. GE believes that this measure is a useful indicator of the capital (debt or equity) required to fund a business as it adjusts for non-interest-bearing current liabilities generated in the normal course of business that do not require a capital outlay. GE also believes that by excluding cash and equivalents, it provides a meaningful measure of assets requiring capital to fund its GE Capital segment, as a substantial amount of this cash and equivalents resulted from debt issuances to pre-fund future debt maturities and will not be used to fund additional assets. Providing this measure will help investors measure how we are performing against our previously communicated goal to reduce the size of our financial services segment.

(62)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about our global risk management can be found in the Operations – Global Risk Management, GE Capital Risk Management and Oversight and Financial Resources and Liquidity and Borrowings – Funding Plan – Exchange Rate and Interest Rate Risks sections in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2013, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Keith S.Sherin	/s/ Robert C. Green
Keith S. Sherin	Robert C. Green
Chief Executive Officer	Chief Financial Officer

February 27, 2014

(63)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Corporation:

We have audited the accompanying statement of financial position of General Electric Capital Corporation and consolidated affiliates (“GECC”) as of December 31, 2013 and 2012, and the related statements of earnings, comprehensive income, changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15. We also have audited GECC’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GECC’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of GECC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, GECC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
February 27, 2014

(64)

Audited Financial Statements and Notes

Statement of Earnings		66
Statement of Comprehensive Income		67
Statement of Changes in Shareowners’ Equity		67
Statement of Financial Position		68
Statement of Cash Flows		69
Notes to Consolidated Financial Statements
1	Basis of Presentation and Summary of Significant Accounting Policies	70
2	Assets and Liabilities of Businesses Held for Sale and Discontinued Operations	81
3	Investment Securities	86
4	Financing Receivables, Allowance for Losses on Financing Receivables and	89
	Supplemental Information on Credit Quality
5	Property, Plant and Equipment	103
6	Goodwill and Other Intangible Assets	104
7	Other Assets	106
8	Borrowings and Bank Deposits	107
9	Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits	108
10	Income Taxes	109
11	Shareowners’ Equity	112
12	Revenues from Services	115
13	Operating and Administrative Expenses	115
14	Fair Value Measurements	115
15	Financial Instruments	121
16	Variable Interest Entities	127
17	Commitments and Guarantees	131
18	Supplemental Cash Flows Information	131
19	Operating Segments	133
20	Quarterly Information (unaudited)	135

(65)

General Electric Capital Corporation and consolidated affiliates

Statement of Earnings

For the years ended December 31 (In millions)	2013	2012	2011

Revenues
Revenues from services (Note 12) (a)	$44,688	$45,385	$48,563
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(778)	(192)	(467)
Less: Portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	31	52	80
Net other-than-temporary impairment on investment securities
recognized in earnings	(747)	(140)	(387)
Revenues from services (Note 12)	43,941	45,245	48,176
Sales of goods	126	119	148
Total revenues	44,067	45,364	48,324

Costs and expenses
Interest	9,267	11,596	13,760
Operating and administrative (Note 13)	12,463	12,023	13,009
Cost of goods sold	108	99	135
Investment contracts, insurance losses and insurance annuity benefits	2,779	2,984	3,059
Provision for losses on financing receivables (Note 4)	4,818	3,832	3,930
Depreciation and amortization (Note 5)	7,313	6,901	6,918
Total costs and expenses	36,748	37,435	40,811

Earnings from continuing operations before income taxes	7,319	7,929	7,513
Benefit (provision) for income taxes (Note 10)	992	(521)	(906)

Earnings from continuing operations	8,311	7,408	6,607
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(2,054)	(1,130)	30
Net earnings	6,257	6,278	6,637
Less net earnings attributable to noncontrolling interests	53	63	127
Net earnings attributable to GECC	6,204	6,215	6,510
Preferred stock dividends declared	(298)	(123)	–
Net earnings attributable to GECC common shareowner	$5,906	$6,092	$6,510

Amounts attributable to GECC
Earnings from continuing operations	$8,258	$7,345	$6,480
Earnings (loss) from discontinued operations, net of taxes	(2,054)	(1,130)	30
Net earnings attributable to GECC	$6,204	$6,215	$6,510

(a)	Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

(66)

General Electric Capital Corporation and consolidated affiliates
Statement of Comprehensive Income

For the years ended December 31 (In millions)	2013	2012	2011

Net earnings	$6,257	$6,278	$6,637
Less: net earnings attributable to noncontrolling interests	53	63	127
Net earnings attributable to GECC	$6,204	$6,215	$6,510

Other comprehensive income (loss)
Investment securities	$(369)	$707	$606
Currency translation adjustments	(563)	280	984
Cash flow hedges	455	354	194
Benefit plans	373	(173)	(183)
Other comprehensive income (loss)	(104)	1,168	1,601
Less: other comprehensive income (loss) attributable to noncontrolling interests	(10)	12	(14)
Other comprehensive income (loss) attributable to GECC	$(94)	$1,156	$1,615

Comprehensive income	$6,153	$7,446	$8,238
Less: comprehensive income attributable to noncontrolling interests	43	75	113
Comprehensive income attributable to GECC	$6,110	$7,371	$8,125

Amounts presented net of taxes. See Note 11 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

General Electric Capital Corporation and consolidated affiliates

Statement of Changes in Shareowners’ Equity

(In millions)	2013	2012	2011

GECC shareowners' equity balance at January 1	$81,890	$77,110	$68,984
Increases from net earnings attributable to GECC	6,204	6,215	6,510
Dividends and other transactions with shareowners	(6,283)	(6,549)	–
Other comprehensive income (loss) attributable to GECC	(94)	1,156	1,615
Changes in additional paid-in capital	977	3,958	1
Ending balance at December 31	82,694	81,890	77,110
Noncontrolling interests	432	707	690
Total equity balance at December 31	$83,126	$82,597	$77,800

See Note 11 for further information about changes in shareowners’ equity. See accompanying notes.

(67)

General Electric Capital Corporation and consolidated affiliates

Statement of Financial Position

At December 31 (In millions, except share amounts)	2013	2012

Assets
Cash and equivalents	$74,873	$61,853
Investment securities (Note 3)	43,662	48,439
Inventories	68	79
Financing receivables – net (Note 4)	253,029	268,161
Other receivables	16,513	13,891
Property, plant and equipment– net (Note 5)	51,607	52,967
Goodwill (Note 6)	26,195	26,971
Other intangible assets – net (Note 6)	1,136	1,287
Other assets (Note 7)	47,366	62,186
Assets of businesses held for sale (Note 2)	50	211
Assets of discontinued operations (Note 2)	2,330	3,306
Total assets(a)	$516,829	$539,351

Liabilities and equity
Short-term borrowings (Note 8)	$77,298	$95,940
Accounts payable	6,549	6,256
Non-recourse borrowings of consolidated securitization entities (Note 8)	30,124	30,123
Bank deposits (Note 8)	53,361	46,200
Long-term borrowings (Note 8)	210,279	224,776
Investment contracts, insurance liabilities and insurance annuity benefits (Note 9)	26,979	28,696
Other liabilities	20,531	15,943
Deferred income taxes (Note 10)	4,786	6,000
Liabilities of businesses held for sale (Note 2)	6	157
Liabilities of discontinued operations (Note 2)	3,790	2,663
Total liabilities(a)	433,703	456,754

Preferred stock, $0.01 par value (750,000 shares authorized at December 31, 2013 and 2012, and 50,000 shares and 40,000 shares issued and outstanding at December 31, 2013
and 2012, respectively)	–	–
Common stock, $14 par value (4,166,000 shares authorized at December 31, 2013 and 2012,
and 1,000 shares issued and outstanding at December 31, 2013 and 2012)	–	–
Accumulated other comprehensive income attributable to GECC(b)
Investment securities	309	673
Currency translation adjustments	(687)	(131)
Cash flow hedges	(293)	(746)
Benefit plans	(363)	(736)
Additional paid-in capital	32,563	31,586
Retained earnings	51,165	51,244
Total GECC shareowners' equity	82,694	81,890
Noncontrolling interests(c) (Note 11)	432	707
Total equity (Note 11)	83,126	82,597
Total liabilities and equity	$516,829	$539,351

(a)
Our consolidated assets at December 31, 2013 include total assets of $47,485 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $41,420 million and investment securities of $3,830 million. Our consolidated liabilities at December 31, 2013 include liabilities of certain VIEs for which the VIE creditors do not have recourse to General Electric Capital Corporation (GECC). These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $28,574 million. See Note 16.

(b)	The sum of accumulated other comprehensive income attributable to GECC was $(1,034) million and $(940) million at December 31, 2013 and 2012, respectively.

(c)	Included accumulated other comprehensive income attributable to noncontrolling interests of $(139) million and $(129) million at December 31, 2013 and 2012, respectively.

See accompanying notes.

(68)

General Electric Capital Corporation and consolidated affiliates
Statement of Cash Flows

For the years ended December 31 (In millions)	2013	2012	2011

Cash flows – operating activities
Net earnings	$6,257	$6,278	$6,637
Less net earnings attributable to noncontrolling interests	53	63	127
Net earnings attributable to GECC	6,204	6,215	6,510
(Earnings) loss from discontinued operations	2,054	1,130	(30)
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	7,313	6,901	6,918
Deferred income taxes	(724)	(858)	123
Decrease (increase) in inventories	33	(27)	15
Increase (decrease) in accounts payable	73	(880)	19
Provision for losses on financing receivables	4,818	3,832	3,930
All other operating activities (Note 18)	99	5,418	3,127
Cash from (used for) operating activities – continuing operations	19,870	21,731	20,612
Cash from (used for) operating activities – discontinued operations	(456)	316	1,248
Cash from (used for) operating activities	19,414	22,047	21,860

Cash flows – investing activities
Additions to property, plant and equipment	(9,978)	(11,879)	(9,869)
Dispositions of property, plant and equipment	5,883	6,184	5,867
Net decrease (increase) in financing receivables (Note 18)	3,589	5,490	14,525
Proceeds from sales of discontinued operations	528	227	8,950
Proceeds from principal business dispositions	1,983	2,863	2,623
Net cash from (payments for) principal businesses purchased	6,384	-	(50)
All other investing activities (Note 18)	14,972	11,794	7,733
Cash from (used for) investing activities – continuing operations	23,361	14,679	29,779
Cash from (used for) investing activities – discontinued operations	441	(288)	(1,285)
Cash from (used for) investing activities	23,802	14,391	28,494

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(13,892)	(1,401)	4,393
Net increase (decrease) in bank deposits	2,197	2,450	6,652
Newly issued debt (maturities longer than 90 days) (Note 18)	44,888	55,841	43,267
Repayments and other debt reductions (maturities longer than 90 days) (Note 18)	(56,429)	(103,908)	(85,436)
Proceeds from issuance of preferred stock	990	3,960	-
Dividends paid to shareowners	(6,283)	(6,549)	-
Purchases of subsidiary shares from noncontrolling interests	-	-	(275)
All other financing activities (Note 18)	(909)	(2,867)	(1,792)
Cash from (used for) financing activities – continuing operations	(29,438)	(52,474)	(33,191)
Cash from (used for) financing activities – discontinued operations	56	(19)	52
Cash from (used for) financing activities	(29,382)	(52,493)	(33,139)

Effect of currency exchange rate changes on cash and equivalents	(773)	1,276	(791)

Increase (decrease) in cash and equivalents	13,061	(14,779)	16,424
Cash and equivalents at beginning of year	62,044	76,823	60,399
Cash and equivalents at end of year	75,105	62,044	76,823
Less cash and equivalents of discontinued operations at end of year	232	191	182
Cash and equivalents of continuing operations at end of year	$74,873	$61,853	$76,641

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(8,146)	$(12,172)	$(15,018)
Cash recovered (paid) during the year for income taxes	2,266	(250)	(616)

See accompanying notes.

(69)

General Electric Capital Corporation and consolidated affiliates

Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

At December 31, 2013, all of our outstanding common stock was owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – entities in which we have a controlling financial interest, most often because we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our ultimate parent, but which we have agreed to actively manage and control.

To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (VIE) model to the entity, otherwise the entity is evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE.

We hold a controlling financial interest in other entities where we currently hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through substantive participating rights or as a general partner. Where we are a general partner, we consider substantive removal rights held by other partners in determining if we hold a controlling financial interest. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change.

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

(70)

Financial Statement Presentation

We have reclassified certain prior-year amounts to conform to the current-year’s presentation.

Financial data and related measurements are presented in the following categories:

Consolidated - This represents the adding together of all affiliates, giving effect to the elimination of transactions between affiliates.

Operating Segments - These comprise our five businesses, focused on the broad markets they serve: Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS). Prior-period information has been reclassified to be consistent with how we managed our businesses in 2013.

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

Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2014 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

GECC Revenues from Services (Earned Income)

We use the interest method to recognize income on loans. Interest on loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts. Beginning in the fourth quarter of 2013, we continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due. Previously, we stopped accruing interest on consumer credit cards when the account became 90 days past due.  Previously recognized interest income that was accrued but not collected from the borrower is reversed, unless the terms of the loan agreement permit capitalization of accrued interest to the principal balance. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate, provided the amount does not exceed that which would have been earned at the historical effective interest rate; otherwise, payments received are applied to reduce the principal balance of the loan.

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

(71)

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

"Impaired" loans are defined as larger-balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement.

“Troubled debt restructurings” (TDRs) are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. Such loans are classified as impaired, and are individually reviewed for specific reserves.

(72)

“Nonaccrual financing receivables” are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts, for which we continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate provided the amount does not exceed that which would have been earned at the historical effective interest rate. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

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

Beginning in the fourth quarter of 2013, we revised our methods for classifying financing receivables as nonaccrual and nonearning to more closely align with regulatory guidance. Under the revised methods, we continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due. Previously, we stopped accruing interest on consumer credit cards when the account became 90 days past due. In addition, the revised methods limit the use of the cash basis of accounting for nonaccrual financing receivables.

As a result of these revisions, consumer credit card receivables of $1,051 million that were previously classified as both nonaccrual and nonearning were returned to accrual status in the fourth quarter of 2013. In addition, $1,524 million of Real Estate and CLL financing receivables previously classified as nonaccrual, paying in accordance with contractual terms and accounted for on the cash basis, were returned to accrual status, while $2,174 million of financing receivables previously classified as nonaccrual and accounted for on the cash basis (primarily in Real Estate and CLL) were placed into the nonearning category based on our assessment of the short-term outlook for resolution through payoff or refinance.

Given that the revised methods result in nonaccrual and nonearning amounts that are substantially the same, we plan to discontinue the reporting of nonearning financing receivables, one of our internal performance metrics, and report selected ratios related to nonaccrual financing receivables, in the first quarter of 2014.

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

(73)

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

We consider multiple factors in evaluating the adequacy of our allowance for losses on Real Estate financing receivables, including loan-to-value ratios, collateral values at the individual loan level, debt service coverage ratios, delinquency status, and economic factors including interest rate and real estate market forecasts. In addition to these factors, we evaluate a Real Estate loan for impairment classification if its projected loan-to-value ratio at maturity is in excess of 100%, even if the loan is currently paying in accordance with its contractual terms. Substantially all of the loans in the Real Estate portfolio are considered collateral dependent and are measured for impairment based on the fair value of collateral. If foreclosure is deemed probable or if repayment is dependent solely on the sale of collateral, we also include estimated selling costs in our reserve. Collateral values for our Real Estate loans are determined based upon internal cash flow estimates discounted at an appropriate rate and corroborated by external appraisals, as appropriate. Collateral valuations are routinely monitored and updated annually, or more frequently for changes in collateral, market and economic conditions. Further discussion on determination of fair value is in the Fair Value Measurements section below.

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

We utilize certain loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios and include short-term (three months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We sold our U.S. residential mortgage business in 2007 and, as such, do not participate in the U.S. government-sponsored mortgage modification programs.

(74)

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

Write-offs on larger-balance impaired commercial loans are based on amounts deemed uncollectible and are reviewed quarterly. Write-offs are determined based on the consideration of many factors, such as expectations of the workout plan or restructuring of the loan, valuation of the collateral and the prioritization of our claim in bankruptcy. Write-offs are recognized against the allowance for losses at the earlier of transaction confirmation (for example, discounted pay-off, restructuring, foreclosure, etc.) or not later than 360 days after initial recognition of a specific reserve for a collateral dependent loan. If foreclosure is probable, the write-off is determined based on the fair value of the collateral less costs to sell. Smaller-balance, homogeneous commercial loans are written off at the earlier of when deemed uncollectible or at 180 days past due.

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

(75)

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

Goodwill and Other Intangible Assets

We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business disposed and the portion of the reporting unit that will be retained.

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

Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits

Certain entities that we consolidate provide guaranteed investment contracts, primarily to states, municipalities and municipal authorities.

(76)

Our insurance activities include providing insurance and reinsurance for life and health risks and providing certain annuity products. Two primary product groups are provided: traditional insurance contracts and investment contracts. Insurance contracts are contracts with significant mortality and/or morbidity risks, while investment contracts are contracts without such risks.

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

(77)

We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we have risk management teams that review valuation, including independent price validation for certain instruments. With regard to Level 3 valuations (including instruments valued by third parties), we perform a variety of procedures to assess the reasonableness of the valuations. Such reviews, which may be performed quarterly, monthly or weekly, include an evaluation of instruments whose fair value change exceeds predefined thresholds (and/or does not change) and consider the current interest rate, currency and credit environment, as well as other published data, such as rating agency market reports and current appraisals. These reviews are performed within each business by the asset and risk managers, pricing committees and valuation committees. A detailed review of methodologies and assumptions is performed by individuals independent of the business for individual measurements with a fair value exceeding predefined thresholds. This detailed review may include the use of a third- party valuation firm.

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

(78)

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

Financing Receivables and Loans Held for Sale. When available, we use observable market data, including pricing on recent closed market transactions, to value loans that are included in Level 2. When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk, and such loans are included in Level 3. When appropriate, loans may be valued using collateral values (see Long-Lived Assets below).

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

(79)

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

Long-lived Assets, including Real Estate. Fair values of long-lived assets, including aircraft and real estate, are primarily derived internally and are based on observed sales transactions for similar assets. In other instances, for example, collateral types for which we do not have comparable observed sales transaction data, collateral values are developed internally and corroborated by external appraisal information. Adjustments to third-party valuations may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information. For real estate, fair values are based on discounted cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and are corroborated by external appraisals. These investments are generally included in Level 2 or Level 3.

Retained Investments in Formerly Consolidated Subsidiaries. Upon a change in control that results in deconsolidation of a subsidiary, the fair value measurement of our retained noncontrolling stake is valued using market observable data such as quoted prices when available, or if not available, an income approach, a market approach, or a combination of both approaches as appropriate. In applying these methodologies, we rely on a number of factors, including actual operating results, future business plans, economic projections, market observable pricing multiples of similar businesses and comparable transactions, and possible control premium. These investments are generally included in Level 1 or Level 3, as appropriate, determined at the time of the transaction.

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

On July 1, 2011, we adopted FASB ASU 2011-02, an amendment to ASC 310, Receivables. This ASU provides guidance for determining whether the restructuring of a debt constitutes a TDR and requires that such actions be classified as a TDR when there is both a concession and the debtor is experiencing financial difficulties. The amendment also clarifies guidance on a creditor’s evaluation of whether it has granted a concession. The amendment applies to restructurings that have occurred subsequent to January 1, 2011. As a result of adopting these amendments on July 1, 2011, we have classified an additional $271 million of financing receivables as TDRs and have recorded an increase of $77 million to our allowance for losses on financing receivables. See Note 4.

(80)

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

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore, our Consumer home lending operations in Australia and New Zealand (Australian Home Lending), our Consumer mortgage business in Ireland (Consumer Ireland), our CLL trailer services business in Europe (CLL Trailer Services) and our Consumer banking business in Russia (Consumer Russia). Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

Summarized financial information for discontinued operations is shown below.

(In millions)	2013	2012	2011

Operations
Total revenues (loss)	$186	$190	$1,074

Earnings (loss) from discontinued operations before income taxes	$(484)	$(585)	$(91)
Benefit (provision) for income taxes	211	198	99
Earnings (loss) from discontinued operations, net of taxes	$(273)	$(387)	$8

Disposal
Gain (loss) on disposal before income taxes	$(2,027)	$(792)	$(329)
Benefit (provision) for income taxes	246	49	351
Gain (loss) on disposal, net of taxes	$(1,781)	$(743)	$22

Earnings (loss) from discontinued operations, net of taxes	$(2,054)	$(1,130)	$30

		December 31,	December 31,
		2013	2012
Assets
Cash and equivalents		$232	$191
Financing Receivables - net		711	793
Property, plant and equipment – net		6	706
Other		1,381	1,616
Assets of discontinued operations		$2,330	$3,306

Liabilities
Deferred income taxes		$250	$374
Other		3,540	2,289
Liabilities of discontinued operations		$3,790	$2,663

Other assets at December 31, 2013 and 2012, primarily comprised a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

(81)

GE Money Japan

During the third quarter of 2008, we completed the sale of GE Money Japan, which included our Japanese personal loan business. Under the terms of the sale, we reduced the proceeds from the sale for estimated refund claims in excess of the statutory interest rate. Proceeds from the sale were to be increased or decreased based on the actual claims experienced in accordance with loss-sharing terms specified in the sale agreement, with all claims in excess of 258 billion Japanese yen (approximately $3,000 million) remaining our responsibility. The underlying portfolio to which this obligation relates is in runoff status and interest rates were capped for all designated accounts by mid-2009. In the third quarter of 2010, we were required to begin making reimbursements under this arrangement.

Overall, excess interest refund claims activity has been difficult to predict and subject to several adverse factors, including the challenging global economic conditions over the last few years, the financial status of other Japanese personal lenders (including the 2010 bankruptcy of a large independent personal loan company), substantial ongoing legal advertising and consumer behavior. Since our disposition of the business, incoming claims have continued to decline; however, the pace and pattern of this decline are highly variable, difficult to predict and can have a significant effect on our estimate of this refund claims obligation.

The terms of the sale agreement provided us with a buyout option to extinguish this obligation at March 31, 2014, and on a biennial basis thereafter if we elected not to exercise our option in 2014. On February 26, 2014, we reached an agreement with the buyer in which we will pay 175 billion Japanese yen (approximately $1,700 million) to extinguish this obligation.

Our reserve for these refund claims increased from $700 million at December 31, 2012 to $1,836 million at December 31, 2013, as increases to the reserve of $1,645 million during 2013, including $1,440 million in the fourth quarter, primarily reflecting the February 26, 2014 agreement, were partially offset by refund claims payments of $361 million and the effects of a strengthening U.S. dollar against the Japanese yen of $148 million. Our reserve at December 31, 2013 represents the estimated required reimbursements for refund claims through March 31, 2014 in accordance with the 2008 sale agreement and the amount provided for under the 2014 agreement with the buyer.

GE Money Japan earnings (loss) from discontinued operations, net of taxes, were $(1,636) million, $(649) million and $(238) million in 2013, 2012 and 2011, respectively.

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

(82)

Pending repurchase claims based upon representations and warranties made in connection with loan sales were $5,643 million at December 31, 2013, $5,357 million at December 31, 2012 and $705 million at December 31, 2011. Pending claims represent those active repurchase claims that identify the specific loans tendered for repurchase and, for each loan, the alleged breach of a representation or warranty. As such, they do not include unspecified repurchase claims, such as the Litigation Claims discussed below, or claims relating to breaches of representations that were made more than six years before WMC was notified of the claim. WMC believes that these repurchase claims do not meet the substantive and procedural requirements for tender under the governing agreements, would be disallowed in legal proceedings under applicable statutes of limitations or are otherwise invalid. The amounts reported in pending claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. In the fourth quarter of 2013, WMC entered into settlements that reduce its exposure on claims asserted in certain securitizations. Pending claim and Litigation Claim amounts reported herein reflect the impact of these settlements. Historically, a small percentage of the total loans WMC originated and sold have been treated as “validly tendered,” meaning the loan was subject to repurchase because there was a breach of a representation and warranty that materially and adversely affected the value of the loan, and the demanding party met all other procedural and substantive requirements for repurchase.

Reserves related to WMC pending and estimated future loan repurchase claims were $800 million at December 31, 2013, reflecting a net increase to reserves in the year ended December 31, 2013 of $167 million due to incremental claim activity and updates to WMC’s estimate of future losses. The amount of the reserve is based upon pending loan repurchase requests, WMC’s historical loss experience and evaluation of claim activity on loans tendered for repurchase.

The following table provides a roll forward of the reserve and pending repurchase claims.

	Reserve			Pending claims
(In millions)	2013	2012	(In millions)	2013	2012

Balance at January 1	$633	$143	Balance at January 1	$5,357	$705
Provision	354	500	New claims	1,259	4,838
Claim resolutions/ rescissions	(187)	(10)	Claim resolutions/ rescissions	(973)	(186)
Balance at December 31	$800	$633	Balance at December 31	$5,643	$5,357

Given the significant recent activity in pending claims and related litigation filed in connection with such claims, it is difficult to assess whether future losses will be consistent with WMC’s past experience. Adverse changes to WMC’s assumptions supporting the reserve for pending and estimated future loan repurchase claims may result in an increase to these reserves. For example, a 100% increase in the estimated loss rate on loans tendered (and assuming settlements at current demands), would result in an increase to the reserves of approximately $525 million.

(83)

As of December 31, 2013, there were 17 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 15 securitizations. Subsequent to December 31, 2013, three of these lawsuits were dismissed leaving 14 lawsuits remaining. WMC initiated one of the cases as the plaintiff; in the other cases WMC is a defendant. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. In 12 of these lawsuits, the adverse parties seek compensatory or other relief for mortgage loans beyond those included in WMC’s previously discussed pending claims at December 31, 2013 (Litigation Claims). These Litigation Claims consist of sampling-based claims in two cases on approximately $600 million of mortgage loans and, in the other ten cases, claims for repurchase or damages based on the alleged failure to provide notice of defective loans, breach of a corporate representation and warranty, and/or non-specific claims for rescissionary damages on approximately $6,200 million of mortgage loans at December 31, 2013. The dismissal of a lawsuit subsequent to December 31, 2013 decreased the pending claims amount by $123 million and the Litigation Claims amount by $318 million. These claims reflect the purchase price or unpaid principal balances of the loans at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. As noted above, WMC believes that the Litigation Claims conflict with the governing agreements and applicable law. As a result, WMC has not included the Litigation Claims in its pending claims or in its estimates of future loan repurchase requests and holds no related reserve as of December 31, 2013.

At this point, WMC is unable to develop a meaningful estimate of reasonably possible loss in connection with the Litigation Claims described above due to a number of factors, including the extent to which courts will agree with the theories supporting the Litigation Claims. The case law on these issues is unsettled, and while several courts have supported some of the theories underlying WMC’s legal defenses, other courts have rejected them. There are a number of pending cases, including WMC cases, which, in the coming months, could provide more certainty regarding the legal status of these claims. An adverse court decision on any of the theories supporting the Litigation Claims could increase WMC’s exposure in some or all of the 14 lawsuits, result in a reclassification of some or all of the Litigation Claims to pending claims and provoke new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to all the claims asserted in litigation, including, for example, causation and materiality requirements, limitations on remedies for breach of representations and warranties, and the applicable statutes of limitations. To the extent WMC is required to repurchase loans, WMC’s loss also would be affected by several factors, including pay downs, accrued interest and fees, and the value of the underlying collateral. It is not possible to predict the outcome or impact of these defenses and other factors, any one of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

WMC has received claims on approximately $2,200 million of mortgage loans after the expiration of the statute of limitations as of December 31, 2013, $1,700 million of which are also included as Litigation Claims. WMC has also received unspecified indemnification demands from depositors/underwriters/sponsors of residential mortgage-backed securities (RMBS) in connection with lawsuits brought by RMBS investors concerning alleged misrepresentations in the securitization offering documents to which WMC is not a party. WMC believes that it has defenses to these demands.

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

WMC revenues and other income (loss) from discontinued operations were $(346) million, $(500) million and $(42) million in 2013, 2012 and 2011, respectively. In total, WMC’s earnings (loss) from discontinued operations, net of taxes, were $(232) million, $(337) million and $(34) million in 2013, 2012 and 2011, respectively.

(84)

Other

In the fourth quarter of 2013, we announced the planned disposition of Consumer Russia and classified the business as discontinued operations. Consumer Russia revenues from discontinued operations were $260 million, $276 million and $280 million in 2013, 2012 and 2011, respectively. Consumer Russia earnings (loss) from discontinued operations, net of taxes, were $(193) million (including a $170 million loss on the planned disposal), $33 million and $87 million in 2013, 2012 and 2011, respectively.

In the first quarter of 2013, we announced the planned disposition of CLL Trailer Services and classified the business as discontinued operations. We completed the sale in the fourth quarter of 2013 for proceeds of $528 million. CLL Trailer Services revenues from discontinued operations were $271 million, $399 million and $464 million in 2013, 2012 and 2011, respectively. CLL Trailer Services earnings (loss) from discontinued operations, net of taxes, were $(2) million (including an $18 million gain on disposal), $22 million and $17 million in 2013, 2012 and 2011, respectively.

In the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations. We completed the sale in the third quarter of 2012 for proceeds of $227 million. Consumer Ireland revenues from discontinued operations were an insignificant amount, $7 million and $13 million in 2013, 2012 and 2011, respectively. Consumer Ireland earnings (loss) from discontinued operations, net of taxes, were $6 million, $(195) million (including a $121 million loss on disposal) and $(153) million in 2013, 2012 and 2011, respectively.

In the second quarter of 2011, we entered into an agreement to sell our Australian Home Lending operations and classified it as discontinued operations. As a result, we recognized an after-tax loss of $148 million in 2011. We completed the sale in the third quarter of 2011 for proceeds of approximately $4,577 million. Australian Home Lending revenues from discontinued operations were an insignificant amount, $4 million and $250 million in 2013, 2012 and 2011, respectively. Australian Home Lending earnings (loss) from discontinued operations, net of taxes, were $14 million, $6 million and $(65) million in 2013, 2012 and 2011, respectively.

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for $692 million. The sale was completed in the second quarter of 2011. Consumer Singapore revenues from discontinued operations were $1 million, an insignificant amount and $30 million in 2013, 2012 and 2011, respectively. Consumer Singapore earnings (loss) from discontinued operations, net of taxes, were $1 million, $2 million and $333 million (including a $319 million gain on disposal) in 2013, 2012 and 2011, respectively.

The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively, for proceeds of $2,365 million and $1,943 million, respectively. Consumer RV Marine revenues from discontinued operations were an insignificant amount, $1 million and $11 million in 2013, 2012 and 2011, respectively. Consumer RV Marine earnings (loss) from discontinued operations, net of taxes, were $(1) million, an insignificant amount and $2 million in 2013, 2012 and 2011, respectively. Consumer Mexico revenues from discontinued operations were an insignificant amount, $2 million and $67 million in 2013, 2012 and 2011, respectively. Consumer Mexico earnings (loss) from discontinued operations, net of taxes, were $(11) million, $(12) million and $30 million in 2013, 2012 and 2011, respectively.

(85)

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and supporting obligations to holders of guaranteed investment contracts (GICs) in Trinity and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries. We do not have any securities classified as held-to-maturity.

	2013				2012
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
December 31 (In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$19,600	$2,323	$(217)	$21,706	$20,233	$4,201	$(302)	$24,132
State and municipal	4,245	235	(191)	4,289	4,084	575	(113)	4,546
Residential
mortgage-backed(a)	1,819	139	(48)	1,910	2,198	183	(119)	2,262
Commercial
mortgage-backed	2,929	188	(82)	3,035	2,930	259	(95)	3,094
Asset-backed	7,373	60	(46)	7,387	5,784	31	(77)	5,738
Corporate – non-U.S.	1,741	103	(86)	1,758	2,391	150	(126)	2,415
Government – non-U.S.	2,336	81	(7)	2,410	1,617	149	(3)	1,763
U.S. government and
federal agency	752	45	(27)	770	3,462	103	–	3,565
Retained interests	64	8	–	72	76	7	–	83
Equity
Available-for-sale	203	51	(3)	251	513	86	(3)	596
Trading	74	–	–	74	245	–	–	245
Total	$41,136	$3,233	$(707)	$43,662	$43,533	$5,744	$(838)	$48,439

(a)
Substantially collateralized by U.S. mortgages. Of our total RMBS portfolio at December 31, 2013, $1,224 million relates to securities issued by government-sponsored entities and $686 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities decreased to $43,662 million at December 31, 2013, from $48,439 million at December 31, 2012, primarily due to the sale of U.S. government and federal agency securities at our treasury operations and the impact of higher interest rates.

(86)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
December 31 (In millions)	fair value	losses	(a)	fair value	losses	(a)

2013
Debt
U.S. corporate	$2,170	$(122)		$598	$(95)
State and municipal	1,076	(82)		367	(109)
Residential mortgage-backed	232	(11)		430	(37)
Commercial mortgage-backed	396	(24)		780	(58)
Asset-backed	112	(2)		359	(44)
Corporate – non-U.S.	96	(3)		454	(83)
Government – non-U.S.	1,479	(6)		42	(1)
U.S. government and federal agency	229	(27)		254	-
Retained interests	2	-		-	-
Equity	31	(3)		-	-
Total	$5,823	$(280)		$3,284	$(427)

2012
Debt
U.S. corporate	$434	$(7)		$813	$(295)
State and municipal	146	(2)		326	(111)
Residential mortgage-backed	98	(1)		691	(118)
Commercial mortgage-backed	37	–		979	(95)
Asset-backed	18	(1)		658	(76)
Corporate – non-U.S.	167	(8)		602	(118)
Government – non-U.S.	201	(1)		37	(2)
U.S. government and federal agency	-	–		–	–
Retained interests	3	–		–	–
Equity	26	(3)		–	–
Total	$1,130	$(23)		$4,106	$(815)

(a)	Includes gross unrealized losses at December 31, 2013 of $(99) million related to securities that had other-than-temporary impairments previously recognized.

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

The vast majority of our RMBS have investment-grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deals. Of our total RMBS at December 31, 2013 and 2012, approximately $378 million and $471 million, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. These are collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. In addition, of the total residential subprime credit exposure at December 31, 2013 and 2012, approximately $285 million and $219 million, respectively, was insured by Monoline insurers (Monolines) on which we continue to place reliance.

(87)

Our commercial mortgage-backed securities (CMBS) portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large-loan CMBS), a majority of which were originated in 2007 and 2006. The vast majority of the securities in our CMBS portfolio have investment-grade credit ratings and are in a senior position in the capital structure of the deals.

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

During 2013, we recorded pre-tax, other-than-temporary impairments of $778 million, of which $747 million was recorded through earnings ($15 million relates to equity securities), of which $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE, and $31 million was recorded in accumulated other comprehensive income (AOCI). At January 1, 2013, cumulative impairments recognized in earnings associated with debt securities still held were $420 million. During 2013, we recognized first-time impairments of $389 million and incremental charges on previously impaired securities of $336 million. Of these cumulative amounts recognized through December 31, 2013, $120 million related to securities that were subsequently sold before the end of 2013.

During 2012, we recorded pre-tax, other-than-temporary impairments of $192 million, of which $140 million was recorded through earnings ($38 million relates to equity securities) and $52 million was recorded in AOCI. At January 1, 2012, cumulative impairments recognized in earnings associated with debt securities still held were $558 million. During 2012, we recognized first-time impairments of $27 million and incremental charges on previously impaired securities of $40 million. Of these cumulative amounts recognized through December 31, 2012, $219 million related to securities that were subsequently sold before the end of 2012.

During 2011, we recorded pre-tax, other-than-temporary impairments of $467 million, of which $387 million was recorded through earnings ($81 million relates to equity securities) and $80 million was recorded in AOCI. At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $332 million. During 2011, we recognized first-time impairments of $58 million and incremental charges on previously impaired securities of $230 million. Of these cumulative amounts recognized through December 31, 2011, $62 million related to securities that were subsequently sold before the end of 2011.

(88)

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$2,366	$2,374
After one year through five years	3,300	3,502
After five years through ten years	4,984	5,156
After ten years	18,024	19,901

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2013	2012	2011

Gains	$239	$177	$205
Losses, including impairments	(762)	(211)	(402)
Net	$(523)	$(34)	$(197)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $15,262 million, $12,792 million and $15,606 million in 2013, 2012 and 2011, respectively, principally from the sale of short-term securities in our bank subsidiaries and treasury operations.

We recognized pre-tax gains on trading securities of $39 million, $20 million and $22 million in 2013, 2012 and 2011, respectively.

NOTE 4. FINANCING RECEIVABLES, ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES AND SUPPLEMENTAL INFORMATION ON CREDIT QUALITY

December 31 (In millions)	2013	2012

Loans, net of deferred income(a)	$231,268	$240,634
Investment in financing leases, net of deferred income	26,939	32,471
	258,207	273,105
Less allowance for losses	(5,178)	(4,944)
Financing receivables – net(b)	$253,029	$268,161

(a)	Deferred income was $2,013 million and $2,184 million at December 31, 2013 and 2012, respectively.

(b)
Financing receivables at December 31, 2013 and 2012 included $544 million and $750 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination.

(89)

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

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2013	2012	2013	2012	2013	2012

Total minimum lease payments receivable	$29,970	$36,451	$24,571	$29,416	$5,399	$7,035
Less principal and interest on third-party
non-recourse debt	(3,480)	(4,662)	-	-	(3,480)	(4,662)
Net rentals receivables	26,490	31,789	24,571	29,416	1,919	2,373
Estimated unguaranteed residual value of
leased assets	5,073	6,346	3,067	4,272	2,006	2,074
Less deferred income	(4,624)	(5,664)	(3,560)	(4,453)	(1,064)	(1,211)
Investment in financing leases, net of
deferred income	26,939	32,471	24,078	29,235	2,861	3,236
Less amounts to arrive at net investment
Allowance for losses	(202)	(198)	(192)	(193)	(10)	(5)
Deferred taxes	(4,075)	(4,506)	(1,783)	(2,245)	(2,292)	(2,261)
Net investment in financing leases	$22,662	$27,767	$22,103	$26,797	$559	$970

(a)	Included $317 million and $330 million of initial direct costs on direct financing leases at December 31, 2013 and 2012, respectively.

(b)
Included pre-tax income of $31 million and $81 million and income tax of $11 million and $32 million during 2013 and 2012, respectively. Net investment credits recognized on leveraged leases during 2013 and 2012 were insignificant.

(90)

Contractual Maturities

	Total	Net rentals
(In millions)	loans	receivable

Due in
2014	$54,971	$8,184
2015	19,270	6,114
2016	19,619	4,209
2017	17,281	2,733
2018	14,714	1,798
2019 and later	43,121	3,452
	168,976	26,490
Consumer revolving loans	62,292	-
Total	$231,268	$26,490

We expect actual maturities to differ from contractual maturities.

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

December 31 (In millions)	2013	2012

Commercial
CLL
Americas	$68,585	$72,517
Europe (a)	37,962	37,037
Asia	9,469	11,401
Other (a)	451	603
Total CLL	116,467	121,558

Energy Financial Services	3,107	4,851

GECAS	9,377	10,915

Other	318	486
Total Commercial	129,269	137,810

Real Estate	19,899	20,946

Consumer
Non-U.S. residential mortgages	30,501	33,350
Non-U.S. installment and revolving credit	13,677	17,816
U.S. installment and revolving credit	55,854	50,853
Non-U.S. auto	2,054	4,260
Other	6,953	8,070
Total Consumer	109,039	114,349

Total financing receivables	258,207	273,105

Less allowance for losses	(5,178)	(4,944)
Total financing receivables – net	$253,029	$268,161

(a)	During 2013, we transferred our European equipment services portfolio from CLL Other to CLL Europe. Prior-period amounts were reclassified to conform to the current period presentation.

(91)

Allowance for Losses on Financing Receivables

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				December 31,
(In millions)	2013	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2013

Commercial
CLL
Americas	$490	$292	$(1)		$(422)		$114		$473
Europe	445	321	12		(441)		78		415
Asia	80	124	(11)		(115)		12		90
Other	6	(3)	–		(3)		–		–
Total CLL	1,021	734	–		(981)		204		978

Energy Financial Services	9	(1)	–		–		–		8

GECAS	8	9	–		–		–		17

Other	3	(1)	–		(2)		2		2
Total Commercial	1,041	741	–		(983)		206		1,005

Real Estate	320	28	(4)		(163)		11		192

Consumer
Non-U.S. residential mortgages	480	269	10		(458)		57		358
Non-U.S. installment and revolving credit	582	589	(93)		(967)		483		594
U.S. installment and revolving credit	2,282	3,006	(51)		(2,954)		540		2,823
Non-U.S. auto	67	58	(13)		(126)		70		56
Other	172	127	11		(236)		76		150
Total Consumer	3,583	4,049	(136)		(4,741)		1,226		3,981
Total	$4,944	$4,818	$(140)		$(5,887)		$1,443		$5,178

(a)	Other primarily included dispositions and the effects of currency exchange.

(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(92)

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				December 31,
(In millions)	2012	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2012

Commercial
CLL
Americas	$889	$109	$(51)		$(568)		$111		$490
Europe	400	374	(3)		(390)		64		445
Asia	157	37	(3)		(134)		23		80
Other	4	13	(1)		(10)		-		6
Total CLL	1,450	533	(58)		(1,102)		198		1,021

Energy Financial Services	26	4	-		(24)		3		9

GECAS	17	4	-		(13)		-		8

Other	37	1	(20)		(17)		2		3
Total Commercial	1,530	542	(78)		(1,156)		203		1,041

Real Estate	1,089	72	(44)		(810)		13		320

Consumer
Non-U.S. residential mortgages	545	112	8		(261)		76		480
Non-U.S. installment and revolving credit	690	290	24		(974)		552		582
U.S. installment and revolving credit	2,008	2,666	(24)		(2,906)		538		2,282
Non-U.S. auto	101	18	(4)		(146)		98		67
Other	199	132	18		(257)		80		172
Total Consumer	3,543	3,218	22		(4,544)		1,344		3,583
Total	$6,162	$3,832	$(100)		$(6,510)		$1,560		$4,944

(a)	Other primarily included transfers to held-for-sale and the effects of currency exchange.

(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(93)

	Balance at	Provision								Balance at
	January 1,	charged to				Gross				December 31,
(In millions)	2011	operations	(a)	Other	(b)	write-offs	(c)	Recoveries	(c)	2011

Commercial
CLL
Americas	$1,288	$281		$(96)		$(700)		$116		$889
Europe	429	195		(5)		(286)		67		400
Asia	222	105		13		(214)		31		157
Other	6	3		(3)		(2)		–		4
Total CLL	1,945	584		(91)		(1,202)		214		1,450

Energy Financial Services	22	–		(1)		(4)		9		26

GECAS	20	–		–		(3)		–		17

Other	58	23		–		(47)		3		37
Total Commercial	2,045	607		(92)		(1,256)		226		1,530

Real Estate	1,488	324		2		(747)		22		1,089

Consumer
Non-U.S. residential
mortgages	688	116		(13)		(295)		49		545
Non-U.S. installment
and revolving credit	898	470		(29)		(1,198)		549		690
U.S. installment and
revolving credit	2,333	2,241		1		(3,095)		528		2,008
Non-U.S. auto	168	30		(4)		(216)		123		101
Other	259	142		(20)		(272)		90		199
Total Consumer	4,346	2,999		(65)		(5,076)		1,339		3,543
Total	$7,879	$3,930		$(155)		$(7,079)		$1,587		$6,162

(a)	Included a provision of $77 million at Consumer related to the July 1, 2011 adoption of ASU 2011-02.

(b)	Other primarily included transfers to held-for-sale and the effects of currency exchange.

(c)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

Credit Quality Indicators

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

(94)

Past Due Financing Receivables

The following tables display payment performance of Commercial, Real Estate, and Consumer financing receivables.

	2013		2012
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
December 31	past due	past due(a)	past due	past due

Commercial
CLL
Americas	1.1%	0.5%	1.1%	0.5%
Europe	3.8	2.1	3.7	2.1
Asia	0.5	0.3	0.9	0.6
Other	-	-	0.1	-
Total CLL	1.9	1.0	1.9	1.0

Energy Financial Services	-	-	-	-

GECAS	-	-	-	-

Other	0.1	0.1	2.8	2.8
Total Commercial	1.7	0.9	1.7	0.9

Real Estate	1.2	1.1	2.3	2.2

Consumer
Non-U.S. residential mortgages(b)	11.2	6.9	12.0	7.5
Non-U.S. installment and revolving credit	3.7	1.1	3.8	1.1
U.S. installment and revolving credit	4.4	2.0	4.6	2.0
Non-U.S. auto	4.4	0.7	3.1	0.5
Other	2.5	1.4	2.8	1.7
Total Consumer	6.1	3.2	6.5	3.4

Total	3.5%	1.9%	3.7%	2.1%

(a)
Included $1,197 million of Consumer loans at December 31, 2013, which are over 90 days past due and continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due.

(b)
Consumer loans secured by residential real estate (both revolving and closed-end loans) are written down to the fair value of collateral, less costs to sell, no later than when they become 180 days past due.

(95)

Nonaccrual Financing Receivables

	Nonaccrual financing				Nonearning financing
	receivables (a)				receivables (a)
December 31 (Dollars in millions)	2013		2012		2013	2012

Commercial

CLL
Americas	$1,275		$1,951		$1,243	$1,333
Europe	1,046		1,740		1,046	1,299
Asia	413		395		413	193
Other	-		52		-	52
Total CLL	2,734		4,138		2,702	2,877

Energy Financial Services	4		-		4	-

GECAS	-		3		-	-

Other	6		25		6	13
Total Commercial	2,744	(b)	4,166	(b)	2,712	2,890

Real Estate	2,551	(c)	4,885	(c)	2,301	444

Consumer
Non-U.S. residential mortgages	2,161		2,598		1,766	2,567
Non-U.S. installment and revolving credit	88		213		88	213
U.S. installment and revolving credit	2		1,026		2	1,026
Non-U.S. auto	18		24		18	24
Other	351		427		345	351
Total Consumer	2,620	(d)	4,288	(d)	2,219	4,181
Total	$7,915		$13,339		$7,232	$7,515

Allowance for losses percentage

Commercial	36.6%		25.0%		37.1%	36.0%
Real Estate	7.5		6.6		8.3	72.1
Consumer	151.9		83.6		179.4	85.7

Total	65.4%		37.1%		71.6%	65.8%

(a)
During the fourth quarter of 2013, we revised our methods for classifying financing receivables as nonaccrual and nonearning to more closely align with regulatory guidance. Given that the revised methods result in nonaccrual and nonearning amounts that are substantially the same we plan to discontinue the reporting of nonearning financing receivables in the first quarter of 2014.  Further information on our nonaccrual and nonearning financing receivables is provided in Note 1 to the consolidated financial statements.

(b)	Included $1,397 million and $2,647 million at December 31, 2013 and 2012, respectively, that are currently paying in accordance with their contractual terms.

(c)	Included $2,308 million and $4,461 million at December 31, 2013 and 2012, respectively, that are currently paying in accordance with their contractual terms.

(d)	Included $527 million and $734 million at December 31, 2013 and 2012, respectively, that are currently paying in accordance with their contractual terms.

(96)

Impaired Loans

The following tables provide information about loans classified as impaired and specific reserves related to Commercial, Real Estate and Consumer.

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
December 31 (In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

2013

Commercial
CLL
Americas	$1,670	$2,187	$2,154	$417	$505	$96	$497
Europe	802	1,589	956	580	921	211	536
Asia	302	349	180	111	125	20	93
Other	-	-	-	-	-	-	12
Total CLL	2,774	4,125	3,290	1,108	1,551	327	1,138

Energy Financial Services	-	-	-	4	4	1	2

GECAS	-	-	-	-	-	-	1

Other	2	3	9	4	4	-	5
Total Commercial(a)	2,776	4,128	3,299	1,116	1,559	328	1,146

Real Estate(b)	2,615	3,036	3,058	1,245	1,507	74	1,688

Consumer(c)	109	153	98	2,879	2,948	567	3,058
Total	$5,500	$7,317	$6,455	$5,240	$6,014	$969	$5,892

2012

Commercial
CLL
Americas	$2,487	$2,927	$2,535	$557	$681	$178	$987
Europe	1,131	1,901	1,009	643	978	278	805
Asia	62	64	62	109	120	23	134
Other	-	-	43	52	68	6	16
Total CLL	3,680	4,892	3,649	1,361	1,847	485	1,942

Energy Financial Services	-	-	2	-	-	-	7

GECAS	-	-	17	3	3	-	5

Other	17	28	26	8	8	2	40
Total Commercial(a)	3,697	4,920	3,694	1,372	1,858	487	1,994

Real Estate(b)	3,491	3,712	3,773	2,202	2,807	188	3,752

Consumer(c)	105	117	100	3,103	3,141	673	2,949

Total	$7,293	$8,749	$7,567	$6,677	$7,806	$1,348	$8,695

(a)
We recognized $218 million and $253 million of interest income, including $60 million and $92 million on a cash basis, for the years ended December 31, 2013 and 2012, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the years ended December 31, 2013 and 2012 was $4,445 million and $5,688 million, respectively.

(b)
We recognized $187 million and $329 million of interest income, including $135 million and $237 million on a cash basis, for the years ended December 31, 2013 and 2012, respectively. The total average investment in impaired loans for the years ended December 31, 2013 and 2012 was $4,746 million and $7,525 million, respectively.

(c)
We recognized $221 million and $168 million of interest income, including $3 million and $4 million on a cash basis, for the years ended December 31, 2013 and 2012, respectively, principally in our Consumer U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the years ended December 31, 2013 and 2012 was $3,156 million and $3,049 million, respectively.

(97)

December 31 (In millions)	2013	2012

Commercial
Non-impaired financing receivables	$125,377	$132,741
General reserves	677	554

Impaired loans	3,892	5,069
Specific reserves	328	487

Real Estate
Non-impaired financing receivables	$16,039	$15,253
General reserves	118	132

Impaired loans	3,860	5,693
Specific reserves	74	188

Consumer
Non-impaired financing receivables	$106,051	$111,141
General reserves	3,414	2,910

Impaired loans	2,988	3,208
Specific reserves	567	673

Total
Non-impaired financing receivables	$247,467	$259,135
General reserves	4,209	3,596

Impaired loans	10,740	13,970
Specific reserves	969	1,348

Impaired loans classified as TDRs in our CLL business were $2,961 million and $3,872 million at December 31, 2013 and 2012, respectively, and were primarily attributable to CLL Americas ($1,770 million and $2,577 million, respectively). For the year ended December 31, 2013, we modified $1,509 million of loans classified as TDRs, primarily in CLL Americas ($737 million). Changes to these loans primarily included extensions, interest-only payment periods, debt to equity exchange and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $1,509 million and $2,936 million of modifications classified as TDRs during 2013 and 2012, respectively, $71 million and $217 million have subsequently experienced a payment default in 2013 and 2012, respectively.

Real Estate TDRs decreased from $5,146 million at December 31, 2012 to $3,625 million at December 31, 2013, primarily driven by resolution of TDRs through paydowns, partially offset by extensions of loans scheduled to mature during 2013, some of which were classified as TDRs upon modification. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios have typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the year ended December 31, 2013, we modified $1,595 million of loans classified as TDRs. Changes to these loans primarily included maturity extensions, principal payment acceleration, changes to collateral or covenant terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $1,595 million and $4,351 million of modifications classified as TDRs during 2013 and 2012, respectively, $197 million and $210 million have subsequently experienced a payment default in 2013 and 2012, respectively.

The vast majority of our Consumer nonaccrual financing receivables are smaller-balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller-balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired

(98)

loans totaled $2,988 million (with an unpaid principal balance of $3,101 million) and comprised $109 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,879 million with a specific allowance of $567 million at December 31, 2013. The impaired loans with a specific allowance included $261 million with a specific allowance of $35 million in our Consumer–Other portfolio and $2,618 million with a specific allowance of $532 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,948 million and $3,058 million, respectively, at December 31, 2013.

Impaired loans classified as TDRs in our Consumer business were $2,874 million and $3,041 million at December 31, 2013 and 2012, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the year ended December 31, 2013, we modified $1,441 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $879 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $562 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $1,441 million and $1,751 million of modifications classified as TDRs during 2013 and 2012, respectively, $266 million and $334 million have subsequently experienced a payment default in 2013 and 2012, respectively.

SUPPLEMENTAL CREDIT QUALITY INFORMATION

Commercial

Substantially all of our Commercial financing receivables portfolio is secured lending and we assess the overall quality of the portfolio based on the potential risk of loss measure. The metric incorporates both the borrower’s credit quality along with any related collateral protection.

Our internal risk ratings process is an important source of information in determining our allowance for losses and represents a comprehensive, statistically validated approach to evaluate risk in our financing receivables portfolios. In deriving our internal risk ratings, we stratify our Commercial portfolios into 21 categories of default risk and/or six categories of loss given default to group into three categories: A, B and C. Our process starts by developing an internal risk rating for our borrowers, which is based upon our proprietary models using data derived from borrower financial statements, agency ratings, payment history information, equity prices and other commercial borrower characteristics. We then evaluate the potential risk of loss for the specific lending transaction in the event of borrower default, which takes into account such factors as applicable collateral value, historical loss and recovery rates for similar transactions, and our collection capabilities. Our internal risk ratings process and the models we use are subject to regular monitoring and validation controls. The frequency of rating updates is set by our credit risk policy, which requires annual Risk Committee approval. The models are updated on a regular basis and statistically validated annually, or more frequently as circumstances warrant.

The table below summarizes our Commercial financing receivables by risk category. As described above, financing receivables are assigned one of 21 risk ratings based on our process and then these are grouped by similar characteristics into three categories in the table below. Category A is characterized by either high-credit-quality borrowers or transactions with significant collateral coverage that substantially reduces or eliminates the risk of loss in the event of borrower default. Category B is characterized by borrowers with weaker credit quality than those in Category A, or transactions with moderately strong collateral coverage that minimizes but may not fully mitigate the risk of loss in the event of default. Category C is characterized by borrowers with higher levels of default risk relative to our overall portfolio or transactions where collateral coverage may not fully mitigate a loss in the event of default.

(99)

	Secured
December 31 (In millions)	A	B	C	Total

2013

CLL
Americas	$65,444	$1,587	$1,554	$68,585
Europe (a)	35,968	479	1,019	37,466
Asia	8,962	140	218	9,320
Other (a)	101	-	-	101
Total CLL	110,475	2,206	2,791	115,472

Energy Financial Services	2,969	9	-	2,978

GECAS	9,175	50	152	9,377

Other	318	-	-	318
Total	$122,937	$2,265	$2,943	$128,145

2012

CLL
Americas	$68,360	$1,775	$2,382	$72,517
Europe(a)	33,756	1,188	1,256	36,200
Asia	10,732	117	372	11,221
Other(a)	159	-	94	253
Total CLL	113,007	3,080	4,104	120,191

Energy Financial Services	4,725	-	-	4,725

GECAS	10,681	223	11	10,915

Other	486	-	-	486
Total	$128,899	$3,303	$4,115	$136,317

(a)	During 2013, we transferred our European equipment services portfolio from CLL Other to CLL Europe. Prior-period amounts were reclassified to conform to the current period presentation.

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At December 31, 2013 and 2012, these financing receivables included $313 million and $458 million rated A, $580 million and $583 million rated B, and $231 million and $452 million rated C, respectively.

(100)

Real Estate

Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios provide the best indicators of the credit quality of the portfolio.

	Loan-to-value ratio
	2013			2012
	Less than	80% to	Greater than	Less than	80% to	Greater than
December 31 (In millions)	80%	95%	95%	80%	95%	95%

Debt	$15,576	$1,300	$2,111	$13,570	$2,572	$3,604

By contrast, the credit quality of the owner occupied/credit tenant portfolio is primarily influenced by the strength of the borrower’s general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio. At December 31, 2013, the internal risk rating of A, B and C for our owner occupied/credit tenant portfolio approximated $571 million, $179 million and $162 million, respectively, as compared to December 31, 2012, ratings of $956 million, $25 million and $219 million, respectively.

Within Real Estate-Debt, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. A substantial majority of the Real Estate-Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and the majority of our owner occupied/credit tenant financing receivables included in Category C are impaired loans that are subject to the specific reserve evaluation process described in Note 1. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

Consumer

At December 31, 2013, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 61 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 67% relate to credit card loans that are often subject to profit and loss-sharing arrangements with the retailer (which are recorded in revenues), and the remaining 33% are sales finance receivables that provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Our Consumer financing receivables portfolio comprises both secured and unsecured lending. Secured financing receivables comprise residential loans and lending to small and medium-sized enterprises predominantly secured by auto and equipment, inventory finance and cash flow loans. Unsecured financing receivables include private-label credit card financing. A substantial majority of these cards are not for general use and are limited to the products and services sold by the retailer. The private-label portfolio is diverse with no metropolitan area accounting for more than 6% of the related portfolio.

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

	Loan-to-value ratio
	2013			2012
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
December 31 (In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$17,224	$5,130	$8,147	$18,568	$5,699	$9,083

(101)

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 77% and 56%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. We have third-party mortgage insurance for about 24% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at December 31, 2013. Such loans were primarily originated in France and the U.K.

Installment and Revolving Credit

For our unsecured lending products, including the non-U.S. and U.S. installment and revolving credit and non-U.S. auto portfolios, we assess overall credit quality using internal and external credit scores. Our internal credit scores imply a probability of default that we consistently translate into three approximate credit bureau equivalent credit score categories, including (a) 671 or higher, which are considered the strongest credits; (b) 626 to 670, which are considered moderate credit risk; and (c) 625 or less, which are considered weaker credits.

	Internal ratings translated to approximate credit bureau equivalent score
	2013			2012
	671 or	626 to	625 or	671 or	626 to	625 or
(In millions)	higher	670	less	higher	670	less

Non-U.S. installment and
revolving credit	$8,310	$2,855	$2,512	$10,228	$4,267	$3,321
U.S. installment and
revolving credit	36,723	11,101	8,030	33,204	9,753	7,896
Non-U.S. auto	1,395	373	286	3,141	666	453

Of those financing receivable accounts with credit bureau equivalent scores of 625 or less at December 31, 2013, 97% relate to installment and revolving credit accounts. These smaller-balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss-sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At December 31, 2013, Consumer – Other financing receivables of $6,137 million, $315 million and $501 million were rated A, B and C, respectively. At December 31, 2012, Consumer – Other financing receivables of $6,873 million, $451 million and $746 million were rated A, B and C, respectively.

(102)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

	Depreciable
	lives-new
December 31 (Dollars in millions)	(in years)		2013	2012

Original cost(b)
Land and improvements, buildings, structures and
related equipment	1-35	(a)	$2,504	$2,485
Equipment leased to others
Aircraft (c)	20		50,337	49,954
Vehicles	1-20		14,656	15,952
Railroad rolling stock	4-50		4,636	4,180
Construction and manufacturing	1-30		2,916	3,055
All other	7-27		3,518	3,427
Total			$78,567	$79,053

Net carrying value(b)
Land and improvements, buildings, structures and
related equipment			$1,025	$999
Equipment leased to others
Aircraft(c)			34,938	36,231
Vehicles			8,312	8,634
Railroad rolling stock			3,129	2,744
Construction and manufacturing			1,955	2,069
All other			2,248	2,290
Total			$51,607	$52,967

(a)	Depreciable lives exclude land.

(b)	Included $1,353 million and $1,466 million of original cost of assets leased to GE with accumulated amortization of $342 million and $451 million at December 31, 2013 and 2012, respectively.

(c)
GECAS recognized impairment losses of $732 million and $242 million in 2013 and 2012, respectively.  These losses are recorded in the caption “Depreciation and amortization” in the Statement of Earnings to reflect adjustments to fair value based on an evaluation of average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

Amortization of equipment leased to others was $6,696 million, $6,097 million and $6,063 million in 2013, 2012 and 2011, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2013, are as follows:

(In millions)

Due in
2014	$7,149
2015	5,853
2016	4,716
2017	3,680
2018	2,911
2019 and later	7,726
Total	$32,035

(103)

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

December 31 (In millions)	2013	2012

Goodwill	$26,195	$26,971

Other intangible assets - net
Intangible assets subject to amortization	$1,136	$1,287

Changes in goodwill balances follow.

	2013				2012
			Dispositions,				Dispositions,
			currency				currency
	Balance at		exchange	Balance at	Balance at		exchange	Balance at
(In millions)	January 1	Acquisitions	and other	December 31	January 1	Acquisitions	and other	December 31

CLL	$13,454	$3	$65	$13,522	$13,475	$-	$(21)	$13,454
Consumer	10,882	14	(619)	10,277	10,717	-	165	10,882
Real Estate	926	-	(184)	742	1,001	-	(75)	926
Energy Financial Services	1,562	-	(55)	1,507	1,562	-	-	1,562
GECAS	147	-	-	147	147	-	-	147
Total	$26,971	$17	$(793)	$26,195	$26,902	$-	$69	$26,971

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

Goodwill balances decreased $(776) million in 2013, primarily as a result of dispositions ($749 million). Our reporting units and related goodwill balances are CLL ($13,522 million), Consumer ($10,277 million), Real Estate ($742 million), Energy Financial Services ($1,507 million) and GECAS ($147 million) at December 31, 2013.

Goodwill balances increased $69 million in 2012, primarily as a result of the weaker U.S. dollar ($180 million), partially offset by dispositions ($107 million).

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

(104)

During the third quarter of 2013, we performed our annual impairment test of goodwill for all of our reporting units. Based on the results of our step one testing, the fair values of each of the reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

Our Real Estate reporting unit had a goodwill balance of $742 million at December 31, 2013. While the Real Estate reporting unit’s book value was within the range of its fair value, we further substantiated our Real Estate goodwill balance by performing the second step analysis in which the implied fair value of goodwill exceeded its carrying value by approximately $3.7 billion.  The estimated fair value of the Real Estate reporting unit is based on a number of assumptions about future business performance and investment, including loss estimates for the existing finance receivable and investment portfolio, new debt origination volume and margins, and the recent stabilization of the real estate market allowing for sales of real estate investments at normalized margins. Our assumed discount rate was 11.25% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. While we have seen stabilization in some markets, given the volatility and uncertainty in the current commercial real estate environment, there is uncertainty about a number of assumptions upon which the estimated fair value is based. Different loss estimates for the existing portfolio, changes in the new debt origination volume and margin assumptions, changes in the expected pace of the commercial real estate market recovery, or changes in the equity return expectation of market participants may result in changes in the estimated fair value of the Real Estate reporting unit.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible Assets Subject to Amortization
	2013			2012
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
December 31 (In millions)	amount	amortization	Net	amount	amortization	Net

Capitalized software	$2,200	$(1,707)	$493	$2,103	$(1,663)	$440
Customer-related	1,173	(802)	371	1,220	(802)	418
Lease valuations	703	(498)	205	1,163	(792)	371
Trademarks	49	(36)	13	51	(32)	19
Present value of future profits(a)	574	(574)	-	530	(530)	-
Patents and Technology	106	(102)	4	106	(99)	7
All other	326	(276)	50	316	(284)	32
Total	$5,131	$(3,995)	$1,136	$5,489	$(4,202)	$1,287

(a)
Balances at December 31, 2013 and 2012 reflect adjustments of $322 million and $353 million, respectively, to the present value of future profits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

During 2013, we recorded additions to intangible assets subject to amortization of $270 million. The components of finite-lived intangible assets acquired during 2013 and their respective weighted-average amortizable period are: $115 million – Customer-related (7.0 years); $150 million – Capitalized software (4.0 years); $3 million – Patents and Technology (5.0 years); and $2 million – Lease valuations (5.0 years).

Amortization expense related to intangible assets subject to amortization was $425 million, $447 million and $562 million for 2013, 2012 and 2011, respectively, and is recorded in operating and administrative expense on the financial statements. We estimate annual pre-tax amortization for intangible assets over the next five calendar years to be as follows: 2014 – $339 million; 2015 – $288 million; 2016 – $218 million; 2017 – $154 million; and 2018 – $100 million.

(105)

NOTE 7. OTHER ASSETS

December 31 (In millions)	2013	2012

Investments
Real estate(a)(b)	$16,163	$25,154
Associated companies	17,348	19,119
Assets held for sale(c)	2,571	4,194
Cost method(b)	1,462	1,665
Other	930	1,446
	38,474	51,578

Derivative instruments	1,117	3,557
Advances to suppliers	2,328	1,805
Deferred borrowing costs	867	940
Deferred acquisition costs(d)	29	46
Other	4,551	4,260
Total	$47,366	$62,186

(a)
Our investment in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2013: office buildings (52%), apartment buildings (14%), retail facilities (9%), industrial properties (7%), franchise properties (3%) and other (15%). At December 31, 2013, investments were located in the Americas (41%), Europe (35%) and Asia (24%).

(b)
The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2013, were $17 million and an insignificant amount, respectively. There were no cost method investments in a continuous loss position for 12 months or more at December 31, 2013. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2012, were $142 million and $37 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2012, were $2 million and an insignificant amount, respectively.

(c)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale or other means. At December 31, 2013 and 2012, such assets consisted primarily of loans, aircraft, equipment and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $127 million and $200 million at December 31, 2013 and 2012, respectively.

(d)
Balances at December 31, 2013 and 2012 reflect adjustments of $700 million and $764 million, respectively, to deferred acquisition costs in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

(106)

NOTE 8. BORROWINGS AND BANK DEPOSITS

Short-term Borrowings		2013		2012
			Average		Average
December 31 (Dollars in millions)		Amount	rate(a)	Amount	rate(a)

Commercial paper
U.S.		$24,877	0.18%	$33,686	0.22%
Non-U.S.		4,168	0.33	9,370	0.92
Current portion of long-term
borrowings(b)(c)(d)		39,215	2.70	44,264	2.85
GE Interest Plus notes(e)		8,699	1.11	8,189	1.20
Other(c)		339		431
Total short-term borrowings		$77,298		$95,940

Long-term Borrowings		2013		2012
			Average		Average
December 31 (Dollars in millions)	Maturities	Amount	rate(a)	Amount	rate(a)

Senior unsecured notes(b)	2015-2054	$186,433	2.97%	$199,646	2.95%
Subordinated notes(d)	2021-2037	4,821	3.93	4,965	2.92
Subordinated debentures(f)(g)	2066-2067	7,462	5.64	7,286	5.78
Other(c)		11,563		12,879
Total long-term borrowings		$210,279		$224,776

Non-recourse borrowings of
securitization consolidated
entities (h)	2014-2019	$30,124	1.05	$30,123	1.12

Bank deposits(i)		$53,361		$46,200

Total borrowings and bank
deposits		$371,062		$397,039

(a)	Based on year-end balances and year-end local currency effective interest rates, including the effects from hedging.

(b)
Included in total long-term borrowings were $481 million and $604 million of obligations to holders of GICs at December 31, 2013 and 2012, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. Following the April 3, 2012 Moody’s downgrade of GECC’s long-term credit rating to A1, substantially all of these GICs became redeemable by their holders. In 2012, holders of $386 million in principal amount of GICs redeemed their holdings and GECC made related cash payments. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC’s ratings, among other things.

(c)
Included $9,468 million and $9,757 million of funding secured by real estate, aircraft and other collateral at December 31, 2013 and 2012, respectively, of which $2,868 million and $3,294 million is non-recourse to GECC at December 31, 2013 and 2012, respectively.

(d)	Included $300 million of subordinated notes guaranteed by GE at both December 31, 2013 and 2012.

(e)	Entirely variable denomination floating-rate demand notes.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)
Includes $2,981 million of subordinated debentures, which constitute the sole assets of trusts who have issued trust preferred securities and where GECC owns 100% of the common securities of the trusts. Obligations associated with these trusts are fully and unconditionally guaranteed by GECC.

(h)
Included at December 31, 2013 and 2012 were $9,047 million and $7,707 million of current portion of long-term borrowings, respectively, and $21,077 million and $22,416 million of long-term borrowings, respectively. See Note 16.

(i)
Included $13,614 million and $15,896 million of deposits in non-U.S. banks at December 31, 2013 and 2012, respectively, and $18,275 million and $17,291 million of certificates of deposits with maturities greater than one year at December 31, 2013 and 2012, respectively.

Additional information about borrowings and associated swaps can be found in Note 15.

(107)

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2014		2015	2016	2017	2018

	$39,215	(a)	$39,672	$31,987	$25,866	$18,183

(a)	Fixed and floating rate notes of $443 million contain put options with exercise dates in 2014, and which have final maturity beyond 2018.

Committed credit lines totaling $47.8 billion had been extended to us by 50 banks at year-end 2013. GECC can borrow up to $47.8 billion under all of these credit lines. GE can borrow up to $13.9 billion under certain of these credit lines. Our lines include $26.5 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $21.3 billion are 364-day lines that contain a term-out feature that allows us to extend the borrowings for two years from the date on which such borrowings would otherwise be due.

NOTE 9. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts.

December 31 (In millions)	2013	2012

Investment contracts	$3,144	$3,321
Guaranteed investment contracts	1,471	1,644
Total investment contracts	4,615	4,965
Life insurance benefits(a)	18,959	20,427
Other(b)	3,405	3,304
Total	$26,979	$28,696

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2013 and 2012.

(b)	Substantially all unpaid claims and claims adjustment expenses and unearned premiums.

When insurance affiliates cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption “Other receivables” on our Statement of Financial Position, and amounted to $1,685 million and $1,542 million at December 31, 2013 and 2012, respectively.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $250 million, $234 million and $224 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(108)

NOTE 10. INCOME TAXES

Provision for Income Taxes

(In millions)	2013	2012	2011

Current tax expense (benefit)	$(268)	$1,379	$783
Deferred tax expense (benefit) from temporary differences	(724)	(858)	123
Total	$(992)	$521	$906

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these deductions on the consolidated return. GE makes cash payments to GECC for these reductions at the time GE’s tax payments are due.

U.S. earnings from continuing operations before income taxes were $2,845 million, $4,496 million and $3,202 million in 2013, 2012 and 2011, respectively. The corresponding amounts for non-U.S.-based operations were $4,474 million, $3,433 million and $4,311 million in 2013, 2012 and 2011, respectively.

Current tax expense (benefit) includes amounts applicable to U.S. federal income taxes of $(1,287) million, $(6) million and $(2,063) million in 2013, 2012 and 2011, respectively, related to the benefit from our deductions and credits applied against GE’s current U.S. tax expense. Current tax expense amounts applicable to non-U.S. jurisdictions were $1,020 million, $1,436 million and $2,999 million in 2013, 2012 and 2011, respectively. Deferred taxes related to U.S. federal income taxes were an expense (benefit) of $(474) million, $30 million and $1,613 million in 2013, 2012 and 2011, respectively, and amounts applicable to non-U.S. jurisdictions of a benefit of $(269) million, $(815) million and $(1,621) million in 2013, 2012 and 2011, respectively.

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

(109)

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2013 and December 31, 2012, were approximately $73 billion and $72 billion, respectively. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

Annually, GE files over 5,800 income tax returns in over 250 global taxing jurisdictions a substantial portion of which includes our activities. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2013, the Internal Revenue Service (IRS) completed the audit of our consolidated U.S. income tax returns for 2008-2009, except for certain issues that remain under examination. During 2011, the IRS completed the audit of our consolidated U.S. income tax returns for 2006-2007, except for certain issues that remained under examination. At December 31, 2013, the IRS was auditing our consolidated U.S. income tax returns for 2010-2011. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We have contested the disallowance of this loss. It is reasonably possible that the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2008-2009, reduced our 2013 consolidated income tax rate by 1.3 percentage points.  Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2006-2007, reduced our 2011 consolidated effective tax rate by 3.0 percentage points.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

December 31 (In millions)	2013	2012

Unrecognized tax benefits	$3,223	$3,106
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,346	2,253
Accrued interest on unrecognized tax benefits	570	559
Accrued penalties on unrecognized tax benefits	97	101
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-800	0-400
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-250	0-350

(a)	Some portion of such reduction might be reported as discontinued operations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2013	2012

Balance at January 1	$3,106	$2,932
Additions for tax positions of the current year	79	181
Reductions for tax positions of the current year	(1)	(9)
Additions for tax positions of prior years	657	522
Reductions for tax positions of prior years	(617)	(377)
Settlements with tax authorities	(1)	(141)
Expiration of the statute of limitations	–	(2)
Balance at December 31	$3,223	$3,106

(110)

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2013, 2012 and 2011, $11 million, $(20) million and $(254) million of interest expense (income), respectively, and $6 million, $22 million and $(8) million of tax expense (income) related to penalties, respectively,  were recognized in the Statement of Earnings.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	2013	2012	2011

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from
Tax on global activities including exports(a)	(45.0)	(18.4)	(14.7)
U.S. business credits(b)	(4.6)	(4.3)	(4.7)
Business Property disposition	-	(4.2)	-
All other - net	1.0	(1.5)	(3.5)
	(48.6)	(28.4)	(22.9)
Actual income tax rate	(13.6)%	6.6%	12.1%

(a)	Included (13.3)% related to the sale of 68.5% of our Swiss consumer finance bank, Cembra Money Bank AG (Cembra), through an initial public offering in 2013.

(b)	U.S. general business credits, primarily the credit for energy produced from renewable sources, the advanced energy project credit and the low-income housing credit.

Deferred Income Taxes

Principal components of our net liability (asset) representing deferred income tax balances are as follows:

December 31 (In millions)	2013	2012

Assets
Non-U.S. loss carryforwards(a)	$(3,791)	$(3,049)
Allowance for losses	(2,640)	(1,975)
Investment in global subsidiaries	(1,883)	(1,689)
Other - net	(4,910)	(5,163)
Total deferred income tax assets	(13,224)	(11,876)

Liabilities
Operating leases	6,284	6,141
Financing leases	4,075	4,506
Intangible assets	1,943	1,666
Net unrealized gains on securities	145	314
Cash flow hedges	163	115
Other - net	5,400	5,134
Total deferred income tax liabilities	18,010	17,876

Net deferred income tax liability	$4,786	$6,000

(a)
Net of valuation allowances of $862 million and $628 million for 2013 and 2012, respectively. Of the net deferred tax asset as of December 31, 2013, of $3,791 million, $17 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2014, through December 31, 2016; $427 million relates to net operating losses that expire in various years ending from December 31, 2017 through December 31, 2028 and $3,347 million relates to net operating loss carryforwards that may be carried forward indefinitely.

(111)

NOTE 11. SHAREOWNERS’ EQUITY

(In millions)	2013	2012	2011

Preferred stock issued	$-	$-	$-

Common stock issued	$-	$-	$-

Accumulated other comprehensive income
Balance at January 1	$(940)	$(2,096)	$(3,711)
Other comprehensive income before reclassifications	433	1,312	78
Reclassifications from other comprehensive income	(527)	(156)	1,537
Other comprehensive income, net, attributable to GECC	(94)	1,156	1,615
Balance at December 31	$(1,034)	$(940)	$(2,096)

Additional paid-in capital
Balance at January 1	$31,586	$27,628	$27,627
Contributions and other	977	3,958	1
Balance at December 31	$32,563	$31,586	$27,628

Retained earnings
Balance at January 1	$51,244	$51,578	$45,068
Net earnings	6,204	6,215	6,510
Dividends and other	(6,283)	(6,549)	-
Balance at December 31	$51,165	$51,244	$51,578

Total equity
GECC shareowners' equity balance at December 31	$82,694	$81,890	$77,110
Noncontrolling interests balance at December 31	432	707	690
Total equity balance at December 31	$83,126	$82,597	$77,800

During the second quarter of 2013, we issued 10,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $990 million. The preferred shares bear an initial fixed interest rate of 5.25% through June 15, 2023, bear a floating rate equal to three-month LIBOR plus 2.967% thereafter and are callable on June 15, 2023. Dividends on the GECC preferred stock are payable semi-annually, in June and December, with the first payment on this issuance made in December 2013.

During 2012, we issued 40,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $3,960 million. Of these shares, 22,500 bear an initial fixed interest rate of 7.125% through June 15, 2022, bear a floating rate equal to three-month LIBOR plus 5.296% thereafter and are callable on June 15, 2022, and 17,500 shares bear an initial fixed interest rate of 6.25% through December 15, 2022, bear a floating rate equal to three-month LIBOR plus 4.704% thereafter and are callable on December 15, 2022. Dividends on the preferred stock are payable semi-annually, in June and December, with the first payment on these issuances made in December 2012.

During 2013 and 2012, we paid preferred stock dividends of $298 million and $123 million, respectively. During 2013 and 2012, we paid quarterly dividends of $1,930 million and $1,926 million, respectively, and special dividends of $4,055 million and $4,500 million, respectively, to GE. No dividends were paid during 2011.

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

(112)

Activities of our financial services consolidated affiliates include lending, leasing and other traditional financial services transactions and relate to approximately $169.2 billion of our total assets. These consolidated affiliates may be subject to regulation by various national authorities including banking, financial services and insurance regulators, and are restricted from remitting certain funds to us in the form of dividends or loans. However, such funds are available for use by these affiliates, without restriction, to repay borrowings, to fund new loans, or for other normal business purposes. Our regulated bank subsidiaries are also subject to minimum regulatory capital requirements and we have also committed to maintain the total capital level for our run-off insurance operations at 300% of the regulatory minimum required level. At December 31, 2013, restricted net assets of our financial services consolidated affiliates were approximately $23.1 billion.

The aggregate statutory capital and surplus of the insurance activities totaled $2.4 billion and $1.6 billion at December 31, 2013 and 2012, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

Accumulated other comprehensive income

(In millions)	2013	2012	2011

Investment securities
Balance at January 1	$673	$(33)	$(639)
OCI before reclassifications – net of deferred taxes of $(386), $386 and $341(a)	(675)	685	575
Reclassifications from OCI – net of deferred taxes of $215, $12 and $1	306	22	31
Other comprehensive income(b)	(369)	707	606
Less: OCI attributable to noncontrolling interests	(5)	1	-
Balance at December 31	$309	$673	$(33)

Currency translation adjustments
Balance at January 1	$(131)	$(399)	$(1,411)
OCI before reclassifications –net of deferred taxes of $(655), $(261) and $(705)	247	411	603
Reclassifications from OCI – net of deferred taxes of $791, $55 and $357	(810)	(131)	381
Other comprehensive income(b)	(563)	280	984
Less: OCI attributable to noncontrolling interests	(7)	12	(28)
Balance at December 31	$(687)	$(131)	$(399)

Cash flow hedges
Balance at January 1	$(746)	$(1,101)	$(1,281)
OCI before reclassifications – net of deferred taxes of $235, $378 and $248	521	434	(910)
Reclassifications from OCI – net of deferred taxes of $(158), $(250) and $204	(66)	(80)	1,104
Other comprehensive income(b)	455	354	194
Less: OCI attributable to noncontrolling interests	2	(1)	14
Balance at December 31	$(293)	$(746)	$(1,101)

Benefit plans
Balance at January 1	$(736)	$(563)	$(380)
Prior service credit (cost) – net of deferred taxes of $4, $0 and $(3)	24	-	(6)
Net actuarial gain (loss) – net of deferred taxes of $156, $(86) and $(104)	306	(206)	(198)
Prior service cost amortization – net of deferred taxes of $0, $0 and $0	-	-	(2)
Net actuarial loss amortization – net of deferred taxes of $16, $10 and $11	43	33	23
Other comprehensive income(b)	373	(173)	(183)
Less: OCI attributable to noncontrolling interests	-	-	-
Balance at December 31	$(363)	$(736)	$(563)

Accumulated other comprehensive income at December 31	$(1,034)	$(940)	$(2,096)

(a)
Includes adjustments of $(1,171) million, $527 million and $786 million in 2013, 2012 and 2011, respectively, to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

(b)	Total other comprehensive income was $(104) million, $1,168 million and $1,601 million in 2013, 2012 and 2011, respectively.

(113)

Reclassification out of AOCI
(In millions)
				Statement of Earnings
Components of AOCI	2013	2012	2011	Caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$(521)	$(34)	$(32)	Revenues from services
	215	12	1	Tax (expense) or benefit
	$(306)	$(22)	$(31)	Net of tax

Currency translation adjustments
Gains (losses) on dispositions	$19	$76	$(738)	Costs and expenses
	791	55	357	Tax (expense) or benefit
	$810	$131	$(381)	Net of tax

Cash flow hedges
Gains (losses) on interest rate derivatives	$(364)	$(494)	$(821)	Interest
Foreign exchange contracts	588	824	(487)	(a)
	224	330	(1,308)	Total before tax
	(158)	(250)	204	Tax (expense) or benefit
	$66	$80	$(1,104)	Net of tax

Benefit plan items
Amortization of prior service cost	$-	$-	$2	(b)
Amortization of actuarial gains (losses)	(59)	(43)	(34)	(b)
	(59)	(43)	(32)	Total before tax
	16	10	11	Tax (expense) or benefit
	$(43)	$(33)	$(21)	Net of tax

Total reclassification adjustments	$527	$156	$(1,537)	Net of tax

(a) (b)
Includes $608 million, $894 million and $(310) million in revenues from services and $(20) million, $(70) million and $(177) million in interest for the years ended December 31, 2013, 2012 and 2011, respectively.

Amortization of actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs.

Noncontrolling Interests

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates. The balance is summarized as follows.

December 31 (In millions)	2013	2012

Noncontrolling interests in consolidated affiliates(a)	$432	$707

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates.

Changes to noncontrolling interests are as follows.

(In millions)	2013	2012	2011

Beginning balance	$707	$690	$1,164
Net earnings	53	63	127
Dispositions(a)	(174)	–	(586)
Dividends	(48)	(19)	(20)
Other (including AOCI)	(106)	(27)	5
Ending balance	$432	$707	$690

(a)	Includes noncontrolling interests related to the sale of GE SeaCo of $311 million and the redemption of Heller Financial preferred stock of $275 million in 2011.

(114)

NOTE 12. REVENUES FROM SERVICES

(In millions)	2013	2012	2011

Interest on loans	$17,951	$18,843	$19,818
Equipment leased to others	9,804	10,456	10,879
Fees	4,720	4,709	4,669
Investment income(a)	1,809	2,630	2,500
Financing leases	1,667	1,888	2,378
Associated companies(b)	1,809	1,538	2,337
Premiums earned by insurance activities	1,573	1,715	1,905
Real estate investments(c)	2,528	1,709	1,625
Other items(d)	2,080	1,757	2,065
Total	$43,941	$45,245	$48,176

(a)
Included net other-than-temporary impairments on investment securities, of which $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE reflected as a component in other items for 2013.

(b)
During 2013, we sold our remaining equity interest in the Bank of Ayudhya (Bay Bank) and recorded a pre-tax gain of $641 million. During 2012, we sold our remaining equity interest in Garanti Bank, which was classified as an available-for-sale security. During 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million.

(c)	During 2013, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York for a pre-tax gain of $902 million.

(d)	During 2013, we sold a portion of Cembra through an initial public offering and recorded a pre-tax gain of $351 million.

NOTE 13. OPERATING AND ADMINISTRATIVE EXPENSES

Our employees and retirees are covered under a number of pension, stock compensation, health and life insurance plans. The principal pension plans are the GE Pension Plan, a defined benefit plan for U.S. employees and the GE Supplementary Pension Plan, an unfunded plan providing supplementary benefits to higher-level, longer-service U.S. employees. Employees of certain affiliates are covered under separate pension plans, which are not significant individually or in the aggregate. We provide health and life insurance benefits to certain of our retired employees, principally through GE Company’s benefit program. The annual cost to us of providing these benefits is not material.

Rental expense under operating leases is shown below.

(In millions)	2013	2012	2011

Equipment for sublease	$64	$149	$158
Other rental expense	364	390	434

At December 31, 2013, minimum rental commitments under noncancellable operating leases aggregated $1,427 million. Amounts payable over the next five years follow.

(In millions)

2014	2015	2016	2017	2018
$253	$213	$185	$153	$113

NOTE 14. FAIR VALUE MEASUREMENTS

For a description of how we estimate fair value, see Note 1.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities primarily supporting obligations to annuitants and policyholders in our run-off insurance operations and supporting obligations to holders of GICs in Trinity and investment securities held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

(115)

						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance

December 31, 2013

Assets
Investment securities
Debt
U.S. corporate	$-		$18,788		$2,918	$-		$21,706
State and municipal	-		4,193		96	-		4,289
Residential mortgage-backed	-		1,824		86	-		1,910
Commercial mortgage-backed	-		3,025		10	-		3,035
Asset-backed(c)	-		489		6,898	-		7,387
Corporate - non-U.S.	61		645		1,052	-		1,758
Government - non-U.S.	1,590		789		31	-		2,410
U.S. government and federal
agency	-		545		225	-		770
Retained interests	-		-		72	-		72
Equity
Available-for-sale	225		15		11	-		251
Trading	72		2		-	-		74
Derivatives(d)	-		7,493		170	(6,546)		1,117
Other(e)	-		-		293	-		293
Total	$1,948		$37,808		$11,862	$(6,546)		$45,072

Liabilities
Derivatives	$-		$4,893		$16	$(4,162)		$747
Other	-		24		-	-		24
Total	$-		$4,917		$16	$(4,162)		$771

December 31, 2012

Assets
Investment securities
Debt
U.S. corporate	$-		$20,580		$3,552	$-		$24,132
State and municipal	-		4,469		77	-		4,546
Residential mortgage-backed	-		2,162		100	-		2,262
Commercial mortgage-backed	-		3,088		6	-		3,094
Asset-backed(c)	-		715		5,023	-		5,738
Corporate - non-U.S.	71		1,132		1,212	-		2,415
Government - non-U.S.	702		1,019		42	-		1,763
U.S. government and federal
agency	-		3,288		277	-		3,565
Retained interests	-		-		83	-		83
Equity
Available-for-sale	569		14		13	-		596
Trading	245		-		-	-		245
Derivatives(d)	-		10,934		280	(7,657)		3,557
Other(e)	-		-		432	-		432
Total	$1,587		$47,401		$11,097	$(7,657)		$52,428

Liabilities
Derivatives	$-		$3,040		$20	$(2,908)		$152
Other	-		23		-	-		23
Total	$-		$3,063		$20	$(2,908)		$175

(a)	The fair value of securities transferred between Level 1 and Level 2 was $2 million during 2013.

(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.

(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high quality, middle-market companies in a variety of industries.

(d)
The fair value of derivatives included an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $(7) million and $(15) million at December 31, 2013 and 2012, respectively. See Note 15 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(116)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2013 and 2012, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Year Ended December 31, 2013
													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		December 31,	December 31,
	2013	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2013	2013	(c)

Investment securities
Debt
U.S. corporate	$3,552	$(477)		$122	$376	$(423)	$(231)	$108		$(109)		$2,918	$-
State and municipal	77	-		(7)	21	-	(5)	10		-		96	-
Residential
mortgage-backed	100	-		(5)	-	(2)	(7)	-		-		86	-
Commercial
mortgage-backed	6	-		-	-	-	(6)	10		-		10	-
Asset-backed	5,023	5		32	2,632	(4)	(795)	12		(7)		6,898	-
Corporate – non-U.S.	1,212	(103)		49	5,814	(3)	(5,874)	15		(58)		1,052	-
Government
– non-U.S.	42	1		(12)	-	-	-	-		-		31	-
U.S. government and
federal agency	277	-		(52)	-	-	-	-		-		225	-
Retained interests	83	3		1	6	-	(21)	-		-		72	-
Equity
Available-for-sale	13	-		-	-	-	-	-		(2)		11	-
Trading	-	-		-	-	-	-	-		-		-	-
Derivatives(d)(e)	262	(78)		2	(1)	-	(53)	33		(2)		163	(31)
Other	432	(94)		12	493	(542)	-	4		(12)		293	(90)
Total	$11,079	$(743)		$142	$9,341	$(974)	$(6,992)	$192		$(190)		$11,855	$(121)

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $9 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

(117)

Changes in Level 3 Instruments for the Year Ended December 31, 2012
													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
	Balance at	(losses)		other				Transfers		Transfers		Balance at	still held at
	January 1,	included in		comprehensive				into		out of		December 31,	December 31,
	2012	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2012	2012	(c)

Investment securities
Debt
U.S. corporate	$3,235	$66		$32	$444	$(214)	$(110)	$299		$(200)		$3,552	$-
State and municipal	77	-		10	16	-	(1)	78		(103)		77	-
Residential
mortgage-backed	41	(3)		1	6	-	(3)	135		(77)		100	-
Commercial
mortgage-backed	4	-		(1)	-	-	-	6		(3)		6	-
Asset-backed	4,040	1		(25)	1,490	(502)	-	25		(6)		5,023	-
Corporate – non-U.S.	1,204	(11)		19	335	(51)	(172)	24		(136)		1,212	-
Government
– non-U.S.	84	(33)		38	65	(72)	(40)	-		-		42	-
U.S. government and
federal agency	253	-		24	0	-	-	-		-		277	-
Retained interests	35	(1)		(3)	16	(6)	(12)	54		-		83	-
Equity
Available-for-sale	17	-		(1)	3	(3)	(1)	2		(4)		13	-
Trading	-	-		-	0	-	-	-		-		-	-
Derivatives(d)(e)	141	(11)		(1)	(2)	-	(39)	178		(4)		262	160
Other	388	2		2	152	(70)	-	-		(42)		432	(1)
Total	$9,519	$10		$95	$2,525	$(918)	$(378)	$801		$(575)		$11,079	$159

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Statement of Earnings.

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

(118)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at December 31, 2013 and 2012. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during the year ended December 31,
	2013		2012
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$210	$2,986	$366	$4,094
Cost and equity method investments(a)	–	649	8	313
Long-lived assets, including real estate	2,050	1,085	702	2,182
Total	$2,260	$4,720	$1,076	$6,589

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $93 million and $84 million at December 31, 2013 and 2012, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2013 and 2012.

	Year ended December 31,
(In millions)	2013	2012

Financing receivables and loans held for sale	$(361)	$(595)
Cost and equity method investments(a)	(466)	(153)
Long-lived assets, including real estate(b)	(1,126)	(623)
Total	$(1,953)	$(1,371)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(10) million and $(33) million during 2013 and 2012, respectively.

(b)	Includes impairments related to real estate equity properties and investments recorded in operating and administrative expenses of $108 million and $218 million during 2013 and 2012, respectively.

(119)

Level 3 Measurements

The following table presents information relating to the significant unobservable inputs of our Level 3 recurring and non-recurring measurements.

December 31 (Dollars in millions)				Range
		Valuation	Unobservable	(weighted
2013	Fair value	technique	inputs	average)
Recurring fair value measurements

Investment securities

Debt
U.S. corporate	$898	Income approach	Discount rate(a)	1.5%-13.3% (6.5%)

Asset-backed	6,854	Income approach	Discount rate(a)	1.2%-10.5% (3.7%)

Corporate ̶ non-U.S.	819	Income approach	Discount rate(a)	1.4%-46.0% (15.1%)

Other financial assets	288	Income approach, Market comparables	Weighted average
			cost of capital	9.3%-9.3% (9.3%)

			Discount rate(a)	5.2%-5.3% (5.3%)

			EBITDA multiple	8.3X-12.5X (10.6X)
Non-recurring fair value measurements
Financing receivables and loans held for sale	$1,937	Income approach, Business enterprise value	Capitalization rate(b)	5.5%-16.7% (8.0%)

			EBITDA multiple	4.3X-5.5X (4.8X)

			Discount rate(a)	6.6%-6.6% (6.6%)

Cost and equity method investments	100	Income approach, Market comparables	Discount rate(a)	5.7%-5.9% (5.8%)

			Capitalization rate(b)	8.5%-10.6% (10.0%)

			Weighted average
			cost of capital	9.3%-9.6% (9.4%)

			EBITDA multiple	7.1X-14.5X (11.3X)

			Revenue multiple	9.3X-12.6X (10.9X)

Long-lived assets, including real estate	691	Income approach	Capitalization rate(b)	5.4%-14.5% (7.8%)

			Discount rate(a)	4.0%-23.0% (8.8%)
2012
Recurring fair value measurements

Investment securities
Debt
U.S. corporate	$1,652	Income approach	Discount rate(a)	1.3%-29.9% (11.1%)

Asset-backed	4,977	Income approach	Discount rate(a)	2.1%-13.1% (3.8%)

Corporate ̶ non-U.S.	865	Income approach	Discount rate(a)	1.5%-25.0% (13.2%)

Other financial assets	360	Income approach	Weighted average
			cost of capital	8.7%-10.2% (8.7%)
Non-recurring fair value measurements
Financing receivables and loans held for sale	$2,835	Income approach, Business enterprise value	Capitalization rate(b)	3.8%-14.0% (8.0%)

			EBITDA multiple	2.0X-6.0X (4.8X)

Cost and equity method investments	72	Income approach	Capitalization rate(b)	9.2%-12.8% (12.0%)

Long-lived assets, including real estate	985	Income approach	Capitalization rate(b)	4.8%-14.6% (7.3%)

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

(120)

At December 31, 2013 and December 31, 2012, other Level 3 recurring fair value measurements of $2,813 million and $2,990 million, respectively, and non-recurring measurements of $1,426 million and $2,412 million, respectively, are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 1. At December 31, 2013 and December 31, 2012, other recurring fair value measurements of $173 million and $233 million, respectively, and non-recurring fair value measurements of $566 million and $285 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

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

		2013				2012
			Assets (liabilities)				Assets (liabilities)
		Notional	Carrying	Estimated		Notional	Carrying	Estimated
December 31 (In millions)		amount	amount (net)	fair value		amount	amount (net)	fair value

Assets
Loans	$	(a)	$226,293	$230,792	$	(a)	$235,888	$238,254
Other commercial mortgages		(a)	2,270	2,281		(a)	2,222	2,249
Loans held for sale		(a)	512	512		(a)	1,180	1,181
Other financial instruments(b)		(a)	1,622	2,203		(a)	1,858	2,276
Liabilities
Borrowings and
bank deposits(c)(d)		(a)	(371,062)	(386,823)		(a)	(397,039)	(414,264)
Investment contract benefits		(a)	(3,144)	(3,644)		(a)	(3,321)	(4,150)
Guaranteed investment contracts		(a)	(1,471)	(1,459)		(a)	(1,644)	(1,674)
Insurance - credit life(e)		2,149	(108)	(94)		2,277	(120)	(104)

(a)	These financial instruments do not have notional amounts.

(b)	Principally cost method investments.

(c)	See Note 8.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2013 and 2012 would have been reduced by $2,284 million and $7,937 million, respectively.

(e)	Net of reinsurance of $1,250 million and $2,000 million at December 31, 2013 and 2012, respectively.

A description of how we estimate fair values follows.

Loans

Based on a discounted future cash flows methodology, using current market interest rate data adjusted for inherent credit risk or quoted market prices and recent transactions, if available.

Borrowings and bank deposits

Based on valuation methodologies using current market interest rate data that are comparable to market quotes adjusted for our non-performance risk.

Investment contract benefits

Based on expected future cash flows, discounted at currently offered rates for immediate annuity contracts or the income approach for single premium deferred annuities.

(121)

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

Loan Commitments

	Notional amount
December 31 (In millions)	2013	2012

Ordinary course of business lending commitments(a)	$4,756	$3,708
Unused revolving credit lines(b)
Commercial(c)	16,570	17,929
Consumer - principally credit cards	290,662	271,211

(a)	Excluded investment commitments of $1,395 million and $1,276 million as of December 31, 2013 and 2012, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $13,502 million and $12,813 million as of December 31, 2013 and 2012, respectively.

(c)
Included commitments of $11,629 million and $12,923 million as of December 31, 2013 and 2012, respectively, associated with secured financing arrangements that could have increased to a maximum of $14,590 million and $15,731 million at December 31, 2013 and 2012, respectively, based on asset volume under the arrangement.

Securities Repurchase and Reverse Repurchase Arrangements

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At December 31, 2013, we were party to repurchase agreements totaling $126 million, which were reported in short-term borrowings on the financial statements. We have had no repurchase agreements that were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements primarily for short-term investment with maturities of 90 days or less. At December 31, 2013, we were party to reverse repurchase agreements totaling $20.8 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

(122)

Derivatives and hedging

As a matter of policy, we use derivatives for risk management purposes, and we do not use derivatives for speculative purposes. A key risk management objective for our financial services businesses is to mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. If the form (fixed versus floating) and currency denomination of the debt we issue do not match the related assets, we typically execute derivatives to adjust the nature and tenor of funding to meet this objective within pre-defined limits. The determination of whether we enter into a derivative transaction or issue debt directly to achieve this objective depends on a number of factors, including market-related factors that affect the type of debt we can issue.

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $286,000 million, approximately 97%, or $277,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

The following table provides information about the fair value of our derivatives by contract type, separating those accounted for as hedges and those that are not.

(123)

	2013		2012
	Fair value		Fair value
December 31 (In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$3,837	$1,989	$8,443	$719
Currency exchange contracts	1,746	958	827	1,762
Other contracts	-	-	-	-
	5,583	2,947	9,270	2,481
Derivatives not accounted for as hedges
Interest rate contracts	270	175	452	195
Currency exchange contracts	1,753	1,765	1,457	358
Other contracts	57	22	35	26
	2,080	1,962	1,944	579
Gross derivatives recognized in statement of
financial position
Gross derivatives	7,663	4,909	11,214	3,060
Gross accrued interest	1,227	241	1,683	14
	8,890	5,150	12,897	3,074
Amounts offset in statement of financial position
Netting adjustments(a)	(3,927)	(3,920)	(2,532)	(2,517)
Cash collateral(b)	(2,619)	(242)	(5,125)	(391)
	(6,546)	(4,162)	(7,657)	(2,908)
Net derivatives recognized in statement of
financial position
Net derivatives	2,344	988	5,240	166

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(1,838)	-	(5,060)	-

Net amount	$506	$988	$180	$166

Derivatives are classified in the captions “Other assets” and “Other liabilities” and the related accrued interest is classified in “Other receivables” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2013 and 2012, the cumulative adjustment for non-performance risk was a gain (loss) of $(7) million and $(15) million, respectively.

(b)	Excludes excess cash collateral received and posted of $160 million and $37 million at December 31, 2013, respectively, and $42 million and $10 million at December 31, 2012, respectively.

(c)	Excludes excess securities collateral received of $286 million and $359 million at December 31, 2013 and 2012, respectively.

(124)

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the years ended December 31, 2013 and 2012, respectively.

	2013		2012
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$(5,253)	$5,180	$708	$(1,041)
Currency exchange contracts	(7)	6	(68)	98

Fair value hedges resulted in $(74) million and $(303) million of ineffectiveness in 2013 and 2012, respectively. In both 2013 and 2012, there were insignificant amounts excluded from the assessment of effectiveness.

Cash flow hedges

We use interest rate, currency exchange and commodity derivatives to reduce the variability of expected future cash flows associated with variable-rate borrowings and commercial purchase and sale transactions, including commodities. For derivatives that are designated in a cash flow hedging relationship, the effective portion of the change in fair value of the derivative is reported as a component of AOCI and reclassified into earnings contemporaneously and in the same caption with the earnings effects of the hedged transaction.

The following table provides information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in revenue from services and interest, when reclassified out of AOCI, for the years ended December 31, 2013 and 2012 , respectively. See Note 11 for additional information about reclassifications out of AOCI.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
(In millions)	2013	2012	2013	2012

Interest rate contracts	$(26)	$(158)	$(364)	$(494)
Currency exchange contracts	704	1,046	588	824

Total	$678	$888	$224	$330

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $291 million loss at December 31, 2013. We expect to transfer $241 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In 2013, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2013 and 2012, the maximum term of derivative instruments that hedge forecasted transactions was 19 years and 20 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in revenues from services and totaled $1 million and $4 million for the years ended December 31, 2013 and 2012, respectively.

(125)

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

The following table provides information about the amounts recorded in AOCI for the years ended December 31, 2013 and 2012, as well as the gain (loss) recorded in revenues from services when reclassified out of AOCI.

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
(In millions)	2013	2012	2013	2012

Currency exchange contracts	$2,322	$(2,905)	$(1,525)	$27

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(678) million and $(874) million for the years ended December 31, 2013 and 2012, respectively, and are recorded in interest.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the year ended December 31, 2013 on derivatives not designated as hedges were $(802) million composed of amounts related to interest rate contracts of $(103) million, currency exchange contracts of $(733) million, and other derivatives of $34 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Losses for the year ended December 31, 2012 on derivatives not designated as hedges were $(185) million composed of amounts related to interest rate contracts of $(291) million, currency exchange contracts of $113 million, and other derivatives of $(7) million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $4,457 million, of which $2,619 million was cash and $1,838 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $242 million at December 31, 2013. At December 31, 2013, our exposure to counterparties (including accrued interest), net of collateral we hold, was $455 million. This excludes exposure related to embedded derivatives.

(126)

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $963 million at December 31, 2013. This excludes embedded derivatives.

NOTE 16. VARIABLE INTEREST ENTITIES

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

In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.

(127)

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

•
Consolidated Securitization Entities (CSEs) were created to facilitate securitization of financial assets and other forms of asset-backed financing that serve as an alternative funding source by providing access to variable funding notes and term markets. The securitization transactions executed with these entities are similar to those used by many financial institutions and substantially all are non-recourse. We provide servicing for substantially all of the assets in these entities.

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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment of $1,539 million of assets and $727 million of liabilities; (2) other entities that are involved in power generating and leasing activities of $762 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE of $1,209 million of assets and $566 million of liabilities.

(128)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

			Consolidated Securitization Entities

			Credit				Trade
December 31 (In millions)	Trinity	(a)	cards	(b)	Equipment	(b)	receivables	Other	Total

2013
Assets(c)
Financing
receivables, net	$–		$24,766		$12,928		$2,509	$2,044	$42,247
Investment securities	2,786		–		–		–	1,044	3,830
Other assets	213		20		557		1	1,563	2,354
Total	$2,999		$24,786		$13,485		$2,510	$4,651	$48,431

Liabilities(c)
Borrowings	$–		$–		$–		$–	$597	$597
Non-recourse
borrowings	–		15,363		10,982		2,180	49	28,574
Other liabilities	1,482		228		248		25	1,235	3,218
Total	$1,482		$15,591		$11,230		$2,205	$1,881	$32,389

2012
Assets(c)
Financing
receivables, net	$–		$24,169		$12,456		$2,339	$1,952	$40,916
Investment securities	3,435		–		–		–	1,051	4,486
Other assets	217		29		360		–	1,873	2,479
Total	$3,652		$24,198		$12,816		$2,339	$4,876	$47,881

Liabilities(c)
Borrowings	$–		$–		$–		$–	$707	$707
Non-recourse
borrowings	–		17,208		9,811		2,050	54	29,123
Other liabilities	1,656		146		11		8	1,315	3,136
Total	$1,656		$17,354		$9,822		$2,058	$2,076	$32,966

(a)	Excludes intercompany advances from GECC to Trinity, which are eliminated in consolidation of $1,837 million and $2,441 million at December 31, 2013 and 2012, respectively.

(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At December 31, 2013 and 2012, the amounts of commingled cash owed to the CSEs were $6,314 million and $6,225 million, respectively, and the amounts owed to us by CSEs were $5,540 million and $6,143 million, respectively.

(c)
Asset amounts exclude intercompany receivables for cash collected on behalf of these entities by GE as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities’ liabilities. If these intercompany receivables were included in the table above, assets would be higher. In addition, other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

Revenues from services from our consolidated VIEs were $6,776 million, $6,638 million and $6,162 million in 2013, 2012 and 2011, respectively. Related expenses consisted primarily of provisions for losses of $1,247 million, $1,171 million and $1,146 million in 2013, 2012 and 2011, respectively, and interest of $353 million, $541 million and $593 million in 2013, 2012 and 2011, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.

(129)

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

Our largest exposure to any single unconsolidated VIE at December 31, 2013 is an investment in asset-backed securities issued by the Senior Secured Loan Program (SSLP), a fund that invests in high-quality senior secured debt of various middle-market companies ($6,996 million). Other significant unconsolidated VIEs include investments in real estate entities ($2,369 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($2,624 million).

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at December 31, 2013 and December 31, 2012 follow.

	2013	2012
December 31 (In millions)

Other assets and investment
securities	$9,089	$10,386
Financing receivables – net	3,344	2,654
Total investments	12,433	13,040
Contractual obligations to fund
investments or guarantees	2,731	2,602
Revolving lines of credit	31	41
Total	$15,195	$15,683

As previously reported, during 2012, Penske Truck Leasing Co., L.P. (PTL) effected a recapitalization and subsequently acquired third-party financing in order to repay outstanding debt owed to GECC. In the first quarter of 2013, PTL had repaid all outstanding debt owed and terminated its borrowing arrangement with GECC. During the second quarter of 2013, PTL ceased to be a VIE as a result of a principal in PTL retiring from the GE Board. Therefore, our investment in PTL ($899 million at December 31, 2013) is not reported in the December 31, 2013 balance in the table above. As co-issuer and co-guarantor of the $700 million of debt raised by the funding entity related to PTL, GECC reports this amount, which is also our loss exposure and excluded from the table above, as debt of GECC in its financial statements. GECC has been indemnified by the other limited partners of PTL for their proportionate share of the debt obligation.

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

(130)

NOTE 17. COMMITMENTS AND GUARANTEES

Commitments

GECAS had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $29,405 million and secondary orders with airlines for used aircraft of approximately $816 million at December 31, 2013.

Guarantees

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

At December 31, 2013, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 16.

•
Credit Support. We have provided $2,351 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $23 million at December 31, 2013.

•
Indemnification Agreements. At December 31, 2013, we had $828 million of other indemnification commitments, substantially all of which relate to representations and warranties in sales of businesses or assets.

•
Contingent Consideration. These are agreements to provide additional consideration to a buyer or seller in a business combination if contractually specified conditions related to the acquisition or disposition are achieved.

NOTE 18. SUPPLEMENTAL CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the “Proceeds from sales of discontinued operations” and “Proceeds from principal business dispositions” lines in the Statement of Cash Flows are net of cash disposed and included certain deal-related costs. Amounts reported in the “Net cash from (payments for) principal businesses purchased” line is net of cash acquired and included certain deal-related costs and debt assumed and immediately repaid in acquisitions.

Amounts reported in the “All other operating activities” line in the Statement of Cash Flows consist primarily of adjustments to current and noncurrent accruals, deferrals of costs and expenses and adjustments to assets. GECC had non-cash transactions related to foreclosed properties and repossessed assets totaling $482 million, $839 million and $859 million in 2013, 2012 and 2011, respectively.

(131)

Certain supplemental information related to our cash flows is shown below.

For the years ended December 31 (In millions)	2013	2012	2011

All other operating activities
Amortization of intangible assets	$425	$447	$562
Net realized losses on investment securities	523	34	197
Cash collateral on derivative contracts	(2,271)	2,900	1,247
Increase (decrease) in other liabilities	2,334	560	(1,344)
Other	(912)	1,477	2,465
	$99	$5,418	$3,127
Net decrease (increase) in financing receivables
Increase in loans to customers	$(311,860)	$(308,156)	$(322,270)
Principal collections from customers - loans	307,849	307,250	332,100
Investment in equipment for financing leases	(8,652)	(9,192)	(9,610)
Principal collections from customers - financing leases	9,646	10,976	12,431
Net change in credit card receivables	(8,058)	(8,030)	(6,243)
Sales of financing receivables	14,664	12,642	8,117
	$3,589	$5,490	$14,525
All other investing activities
Purchases of investment securities	$(16,422)	$(15,666)	$(20,816)
Dispositions and maturities of investment securities	18,139	17,010	19,535
Decrease (increase) in other assets - investments	1,089	4,338	2,672
Proceeds from sales of real estate properties	10,680	3,381	3,152
Other	1,486	2,731	3,190
	$14,972	$11,794	$7,733
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	$55	$59	$10
Long-term (longer than one year)	44,833	55,782	43,257
	$44,888	$55,841	$43,267
Repayments and other debt reductions (maturities
longer than 90 days)
Short-term (91 to 365 days)	$(52,553)	$(94,114)	$(81,918)
Long-term (longer than one year)	(3,291)	(9,368)	(2,786)
Principal payments - non-recourse, leveraged leases	(585)	(426)	(732)
	$(56,429)	$(103,908)	$(85,436)
All other financing activities
Proceeds from sales of investment contracts	$491	$2,697	$4,396
Redemption of investment contracts	(980)	(5,515)	(6,230)
Other	(420)	(49)	42
	$(909)	$(2,867)	$(1,792)

(132)

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

Effects of transactions between related companies are made on an arms-length basis and are eliminated. As a wholly-owned subsidiary, GECC enters into various operating and financing arrangements with GE. These arrangements are made on an arms-length basis but are related party transactions and therefore require the following disclosures. At December 31, 2013 and 2012, financing receivables included $8,582 million and $7,131 million, respectively, of receivables from GE customers. At December 31, 2013 and 2012, other receivables included $7,076 million and $5,274 million, respectively, of receivables from GE. Property, plant and equipment included $1,011 million and $1,015 million, respectively, of property, plant and equipment leased to GE, net of accumulated depreciation. Borrowings included $1,220 million and $1,061 million, respectively, of amounts held by GE.

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

A description of our operating segments as of December 31, 2013, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CLL has particular mid-market expertise, and primarily offers secured commercial loans, equipment financing and other financial services to companies across a wide range of industries including construction, retail, manufacturing, transportation, media, communications, technology and healthcare. Equipment financing activities include industrial, medical, fleet vehicles, corporate aircraft, construction, office imaging and many other equipment types.

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

GECAS, our commercial aircraft financing and leasing business, offers a wide range of aircraft types and financing options, including operating leases and secured debt financing, and also provides productivity solutions including spare engine leasing, airport and airline consulting services, and spare parts financing and management.

(133)

Revenues

	Total revenues			Intersegment revenues(a)			External revenues
(In millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011

CLL	$14,316	$16,458	$17,714	$31	$47	$78	$14,285	$16,411	$17,636
Consumer	15,741	15,303	16,487	15	3	10	15,726	15,300	16,477
Real Estate	3,915	3,654	3,712	20	22	17	3,895	3,632	3,695
Energy Financial
Services	1,526	1,508	1,223	-	-	-	1,526	1,508	1,223
GECAS	5,346	5,294	5,262	-	-	-	5,346	5,294	5,262
GECC corporate
items and
eliminations	3,223	3,147	3,926	(66)	(72)	(105)	3,289	3,219	4,031
Total	$44,067	$45,364	$48,324	$-	$-	$-	$44,067	$45,364	$48,324

(a)	Sales from one component to another generally are priced at equivalent commercial selling prices.

Revenues from customers located in the United States were $25,633 million, $26,403 million and $25,996 million in 2013, 2012 and 2011, respectively. Revenues from customers located outside the United States were $18,434 million, $18,961 million and $22,328 million in 2013, 2012 and 2011, respectively.

	Depreciation and amortization			Provision (benefit) for income taxes
(In millions)	2013	2012	2011	2013	2012	2011

CLL	$4,225	$4,262	$4,339	$143	$742	$745
Consumer	242	228	259	(7)	1,141	1,350
Real Estate	452	639	707	(472)	(562)	(730)
Energy Financial Services	66	64	48	(141)	(186)	(115)
GECAS	2,655	2,065	2,045	(106)	5	96
GECC corporate items
and eliminations	98	90	82	(409)	(619)	(440)
Total	$7,738	$7,348	$7,480	$(992)	$521	$906

	Interest on loans(a)			Interest expense(b)
(In millions)	2013	2012	2011	2013	2012	2011

CLL	$4,510	$5,121	$5,628	$3,558	$4,515	$5,051
Consumer	11,855	11,631	11,727	2,669	3,294	3,948
Real Estate	1,036	1,494	1,822	1,278	1,883	2,407
Energy Financial Services	125	136	169	577	675	662
GECAS	344	398	364	1,406	1,520	1,504
GECC corporate items
and eliminations	81	63	108	(221)	(291)	188
Total	$17,951	$18,843	$19,818	$9,267	$11,596	$13,760

(a)	Represents one component of Revenues from services, see Note 12.

(b)	Represents total interest expense, see Statement of Earnings.

(134)

	Assets(a)(b)(c)			Property, plant and equipment additions
	At December 31,			For the years ended December 31,
(In millions)	2013	2012	2011	2013	2012	2011

CLL	$174,357	$181,375	$192,646	$6,673	$6,830	$6,732
Consumer	132,236	138,002	137,599	62	76	76
Real Estate	38,744	46,247	60,873	-	3	4
Energy Financial Services	16,203	19,185	18,357	-	-	1
GECAS	45,876	49,420	48,821	3,223	4,944	3,029
GECC corporate items
and eliminations	109,413	105,122	126,347	20	26	29
Total	$516,829	$539,351	$584,643	$9,978	$11,879	$9,871

(a)	Assets of discontinued operations are included in GECC corporate items and eliminations for all periods presented.

(b)
Total assets of the CLL, Consumer, Energy Financial Services and GECAS operating segments at December 31, 2013, include investment in and advances to associated companies of $4,549 million, $5,152 million, $7,233 million and $414 million, respectively. Investments in and advances to associated companies contributed approximately $324 million, $1,009 million, $339 million and $137 million, respectively, to segment pre-tax income of the CLL, Consumer, Energy Financial Services and GECAS operating segments, respectively, for the year ended December 31, 2013.

(c)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at December 31, 2013 and 2012 of $84,305 million and $110,695 million, respectively. Assets were primarily financing receivables of $46,655 million and $66,878 million at December 31, 2013 and 2012, respectively. Total liabilities at December 31, 2013 and 2012 were $59,559 million and $81,784 million, respectively, comprised primarily of bank deposits of $5,876 million and $26,386 million at December 31, 2013 and 2012, respectively, and debt of $39,034 million and $42,664 million at December 31, 2013 and 2012, respectively. Revenues for 2013, 2012 and 2011 totaled $16,193 million, $17,592 million and $15,898 million, respectively, and net earnings for 2013, 2012 and 2011 totaled $2,444 million, $2,861 million and $2,178 million, respectively.

Property, plant and equipment – net associated with operations based in the United States were $11,655 million, $11,207 million and $11,292 million at year-end 2013, 2012 and 2011, respectively. Property, plant and equipment – net associated with operations based outside the United States were $39,952 million, $41,760 million and $39,252 million at year-end 2013, 2012 and 2011, respectively.

NOTE 20. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012

Total revenues	$11,468	$11,267	$10,916	$11,285	$10,606	$11,207	$11,077	$11,605
Earnings (loss) from continuing
operations before
income taxes	2,033	1,985	1,954	2,228	1,916	1,768	1,416	1,948
Benefit (provision) for income
taxes	(84)	(213)	(13)	(102)	(3)	(80)	1,092	(126)
Earnings from continuing
operations	1,949	1,772	1,941	2,126	1,913	1,688	2,508	1,822
Earnings (loss) from discontinued
operations, net of taxes	(120)	(185)	(123)	(543)	(91)	(100)	(1,720)	(302)
Net earnings (loss)	1,829	1,587	1,818	1,583	1,822	1,588	788	1,520
Less net earnings (loss)
attributable to noncontrolling
interests	11	12	17	14	10	20	15	17
Net earnings (loss) attributable
to GECC	$1,818	$1,575	$1,801	$1,569	$1,812	$1,568	$773	$1,503

(135)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2013, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not required by this form.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services by KPMG LLP, in 2013 and 2012 were:

(In millions)	2013	2012

Type of fees
Audit fees	$30.1	$31.2
Audit-related fees	5.7	4.3
Tax fees	1.3	4.6
Total	$37.1	$40.1

(136)

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Management’s Annual Report on Internal Control over Financial Reporting
Statement of Earnings for each of the years in the three-year period ended December 31, 2013
Statement of Comprehensive Income for each of the years in the three-year period ended
     December 31, 2013
Statement of Changes in Shareowners’ Equity for each of the years in the three-year period ended December 31, 2013
Statement of Financial Position at December 31, 2013 and 2012
Statement of Cash Flows for each of the years in the three-year period ended December 31, 2013
Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2013 (pages 26 through 192), Exhibit 12(a) (Computation of Ratio of Earnings to Fixed Charges) and Exhibit 12(b) (Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends) of General Electric Company.

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

(137)

3(i)
A complete copy of the Certificate of Incorporation of GECC consisting of the Restated Certificate of Incorporation of GECC as filed with the Office of the Secretary of State, State of Delaware on April 1, 2008, as amended by the Certificates of Designations of GECC with respect to the Series A, B and Series C Preferred Stock as filed with the Office of the Secretary of State, State of Delaware on June 8, 2012, July 25, 2012, and May 30, 2013, respectively (Incorporated by reference to Exhibit 3(i) to GECC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (Commission file number 001-06461)).

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

4(c)
Form of Certificate representing the Series C Preferred Stock (Incorporated by reference to Exhibit 4.1 of GECC’s Current Report on Form 8-K dated as of June 3, 2013 (Commission filed number 001-06461)).

4(d)
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

4(f)
First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479 (Commission file number 001-06461)).

4(g)
Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(f) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-40880 (Commission file number 001-06461)).

4(h)
Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-100527 (Commission file number 001-06461)).

4(i)
Fourth Supplemental Indenture dated as of August 24, 2007, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(g) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(j)
Twelfth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd., GE Capital European Funding, GE Capital U.K. Funding and The Bank of New York Mellon and The Bank of New York Mellon (Luxembourg) S.A., as fiscal and paying agents, dated as of April 5, 2013.*

(138)

4(k)
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

4(l)
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

99(a)
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2013, (pages 26 through 192) and Exhibit 12(a) (Ratio of Earnings to Fixed Charges) and 12(b) (Ratio of Earnings to Fixed Charges and Preferred Stock Dividends) of General Electric Company.

101
The following materials from General Electric Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings for the years ended December 31, 2013, 2012 and 2011, (ii) Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) Statement of Changes in Shareowners' Equity for the years ended December 31, 2013, 2012 and 2011, (iv) Statement of Financial Position at December 31, 2013 and 2012, (v) Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements*

* Filed electronically herewith.

(139)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant

General Electric Capital Corporation

Condensed Statement of Current and Retained Earnings

For the years ended December 31 (In millions)	2013	2012	2011

Revenues	$6,211	$5,736	$9,740

Expenses
Interest	2,501	3,383	4,344
Operating and administrative	5,270	5,878	3,148
Provision for losses on financing receivables	216	40	109
Depreciation and amortization	150	242	192
Total expenses	8,137	9,543	7,793

Loss before income taxes and equity in earnings of affiliates	(1,926)	(3,807)	1,947
Income tax benefit	3,828	1,723	2,230
Equity in earnings of affiliates	4,302	8,299	2,333

Net earnings	6,204	6,215	6,510
Preferred stock dividends declared	(298)	(123)	–
Net earnings attributable to common shareowner	5,906	6,092	6,510

Net earnings	6,204	6,215	6,510
Dividends and other	(6,283)	(6,549)	–
Retained earnings at January 1	51,244	51,578	45,068

Retained earnings at December 31	$51,165	$51,244	$51,578

See accompanying notes.

(140)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Corporation

Condensed Statement of Financial Position

At December 31 (In millions, except share amounts)	2013	2012

Assets
Cash and equivalents	$17,878	$16,892
Investment securities	7,633	8,938
Financing receivables - net	36,673	42,420
Investment in and advances to affiliates	207,458	222,867
Property, plant and equipment - net	834	884
Other assets(a)	12,418	18,261
Total assets	$282,894	$310,262

Liabilities and equity
Borrowings	$191,938	$218,969
Other liabilities	8,262	6,886
Deferred income taxes	–	2,517
Total liabilities	200,200	228,372

Preferred stock, $0.01 par value (750,0000 shares authorized at
December 31, 2013 and 2012 and 50,000 shares and 40,000 shares issued	-	-
and outstanding at December 31, 2013 and 2012, respectively)
Common stock, $14 par value (4,166,000 shares authorized at
December 31, 2013 and 2012 and 1,000 shares issued and	-	-
outstanding at December 31, 2013 and 2012)
Accumulated other comprehensive income attributable to GECC(b)
Investment securities	309	673
Currency translation adjustments	(687)	(131)
Cash flow hedges	(293)	(746)
Benefit plans	(363)	(736)
Additional paid-in capital	32,563	31,586
Retained earnings	51,165	51,244
Total shareowners' equity	82,694	81,890
Total liabilities and equity	$282,894	$310,262

(a)	Included deferred tax assets of $331 million at December 31, 2013.

(b)
The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated other comprehensive income,” and was $(1,034) million and $(940) million at December 31, 2013 and 2012, respectively.

See accompanying notes.

(141)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Corporation

Condensed Statement of Cash Flows

For the years ended December 31 (In millions)	2013	2012	2011

Cash from (used for) operating activities	$3,402	$(1,519)	$5,386

Cash flows - investing activities
Increase in loans to customers	(39,396)	(63,881)	(71,863)
Principal collections from customers - loans	42,341	69,620	78,261
Investment in equipment for financing leases	(871)	(1,012)	(696)
Principal collections from customers - financing leases	3,110	1,883	3,576
Net change in credit card receivables	1	1	(28)
Additions to property, plant and equipment	(275)	(658)	(892)
Dispositions of property, plant and equipment	654	979	811
Payments for principal businesses purchased	–	–	(50)
Proceeds from principal business dispositions	–	2,863	2,623
Decrease in investment in and advances to affiliates	24,076	40,557	3,258
All other investing activities	(4,384)	5,818	1,399

Cash from (used for) investing activities	25,256	56,170	16,399

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(8,329)	(1,722)	371
Newly issued debt
Long-term (longer than one year)	20,689	25,760	23,049
Repayments and other debt reductions:
Short-term (91-365 days)	(32,871)	(67,725)	(42,693)
Long-term (longer than one year)	(1,785)	(4,802)	(1,671)
Non-recourse, leveraged leases	(83)	(163)	(206)
Proceeds from issuance of preferred stock	990	3,960	–
Dividends paid to shareowners	(6,283)	(6,549)	–

Cash from (used for) financing activities	(27,672)	(51,241)	(21,150)

Increase (decrease) in cash and equivalents during year	986	3,410	635
Cash and equivalents at beginning of year	16,892	13,482	12,847
Cash and equivalents at end of year	$17,878	$16,892	$13,482

See accompanying notes.

(142)

General Electric Capital Corporation and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Concluded)

General Electric Capital Corporation

Notes to Condensed Financial Statements

Financial statements presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Borrowings

Borrowings at December 31, 2013 and 2012 included short-term borrowings of $54,409 and $73,812, respectively, and long-term borrowings of $137,529 and $145,157, respectively.  Total long-term borrowings at December 31, 2013 and 2012, are shown below.

	2013
December 31 (Dollars in millions)	Average rate(a)	Maturities	2013	2012

Senior unsecured notes	3.27	2015-2054	$119,231	$128,809
Subordinated notes(b)	3.67	2021-2037	4,804	4,947
Subordinated debentures(c)	5.64	2066-2067	7,462	7,286
Other			6,032	4,115
			$137,529	$145,157

(a)	Based on year-end balances and year-end local currency interest rates, including the effects from hedging.

(b)	Included $300 million of subordinated notes guaranteed by GE at December 31, 2013 and 2012.

(c)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to U.S. dollar equivalent of $7,725 million.

At December 31, 2013, maturities of long-term borrowings during the next five years, including the current portion of long-term debt, are $20,800 million in 2014, $24,926 million in 2015, $19,698 million in 2016, $15,709 million in 2017 and $11,038 million in 2018.

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. We mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives.

Interest expense on the Condensed Statement of Current and Retained Earnings is presented net of interest income on loans and advances to majority owned affiliates of $3,916 million, $5,647 million and $5,473 million and interest expense on loans and advances from majority owned affiliates of $1,348 million, $2,817 million and $2,625 million for 2013, 2012 and 2011, respectively.

Income taxes

General Electric Company files a consolidated U.S. federal income tax return that includes General Electric Capital Corporation. Income tax benefit (expense) includes our effect on the consolidated return.

Shareowners’ Equity

During 2013, we issued 10,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $990 million. The preferred shares bear an initial fixed interest rate of 5.25% through June 15, 2023, bear a floating rate equal to three-month LIBOR plus 2.967% thereafter and are callable on June 15, 2023. Dividends on the GECC preferred stock are payable semi-annually, in June and December, with the first payment on this issuance made in December 2013.

(143)

During 2012, we issued 40,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $3,960 million. Of these shares, 22,500 bear an initial fixed interest rate of 7.125% through June 15, 2022, bear a floating rate equal to three-month LIBOR plus 5.296% thereafter and are callable on June 15, 2022, and 17,500 shares bear an initial fixed interest rate of 6.25% through December 15, 2022, bear a floating rate equal to three-month LIBOR plus 4.704% thereafter and are callable on December 15, 2022. Dividends on the preferred stock are payable semi-annually, in June and December, with the first payment on these issuances made in December 2012.

During 2013 and 2012, we paid preferred stock dividends of $298 million and $123 million, respectively. During 2013 and 2012, we paid quarterly dividends of $1,930 million and $1,926 million, respectively, and special dividends of $4,055 million and $4,500 million, respectively, to GE. No dividends were paid during 2011.

(144)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2013, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Norwalk and State of Connecticut on the 27th day of February 2014.

General Electric Capital Corporation

February 27, 2014	By: /s/ Keith S. Sherin
Keith S. Sherin
Chief Executive Officer

(145)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith S. Sherin	Chief Executive Officer	February 27, 2014
Keith S. Sherin	(Principal Executive Officer)

/s/ Robert C. Green	Chief Financial Officer	February 27, 2014
Robert C. Green	(Principal Financial Officer)

/s/ Walter Ielusic	Senior Vice President and Controller	February 27, 2014
Walter Ielusic	(Principal Accounting Officer)

JEFFREY S. BORNSTEIN*	Director
WILLIAM H. CARY* BRACKETT B. DENNISTON III* ROBERT C. GREEN*	Director Director Director
JEFFREY R. IMMELT*	Director
KEITH S. SHERIN*	Director
RYAN A. ZANIN*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Walter Ielusic	February 27, 2014
Walter Ielusic Attorney-in-fact

(146)