Form 10-Q
period 2014-11-03
GENERAL ELECTRIC CAPITAL CORP
filed 2014-11-04
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR
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

(Registrant's telephone number, including area code) (203) 840-6300

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☑
At September 30, 2014, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION h(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Corporation

(2)

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," or "target." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected income; revenues; net interest margin; cost structure; restructuring charges; cash flows; assets; return on capital or assets; capital structure, including Tier 1 common ratio; and dividends. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices and the value of financial assets; the impact of conditions in the financial and credit markets on the availability and cost of our funding, our exposure to counterparties and our ability to reduce asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; pending and future mortgage securitization claims and litigation in connection with WMC, which may affect our estimates of liability, including possible loss estimates; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; our ability to pay dividends to GE at the planned level, which may be affected by our cash flows and earnings, financial services regulation and oversight, and other factors; the level of demand and financial performance of the major industries and customers GE serves; the effectiveness of our risk management framework; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; adverse market conditions, timing of and ability to obtain required bank regulatory approvals, or other factors relating to GE or Synchrony Financial that could prevent GE from completing the Synchrony split-off as planned; our success in completing announced transactions, including the sale of GE Money Bank AB (Nordics); our success in integrating acquired businesses and operating joint ventures; the impact of potential information technology or data security breaches; and the other factors that are described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

CORPORATE INFORMATION

GE's Investor Relations website at www.ge.com/investor and our corporate blog at www.gereports.com, as well as GE's Facebook page and Twitter accounts, contain a significant amount of information about GE, including financial and other information for investors. GE encourages investors to visit these websites from time to time, as information is updated and new information is posted.
(3)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Earnings
 (Unaudited)

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Revenues
Revenues from services(a)	$10,428	$10,629	$31,172	$33,367
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(5)	(62)	(52)	(503)
Less other-than-temporary impairment recognized in
accumulated other comprehensive income	-	6	4	36
Net other-than-temporary impairment on investment securities
recognized in earnings	(5)	(56)	(48)	(467)
Revenues from services (Note 9)	10,423	10,573	31,124	32,900
Sales of goods	28	33	89	90
Total revenues	10,451	10,606	31,213	32,990

Costs and expenses
Interest	2,093	2,224	6,325	6,994
Operating and administrative	3,188	2,968	9,373	9,262
Cost of goods sold	25	29	81	75
Investment contracts, insurance losses and insurance annuity benefits	700	714	2,041	2,131
Provision for losses on financing receivables	957	789	2,895	3,256
Depreciation and amortization	1,894	1,966	5,104	5,369
Total costs and expenses	8,857	8,690	25,819	27,087

Earnings from continuing operations before income taxes	1,594	1,916	5,394	5,903
Benefit (provision) for income taxes	(47)	(3)	(29)	(100)

Earnings from continuing operations	1,547	1,913	5,365	5,803
Earnings (loss) from discontinued operations, net of taxes (Note 2)	57	(91)	33	(334)
Net earnings	1,604	1,822	5,398	5,469
Less net earnings (loss) attributable to noncontrolling interests	55	10	76	38
Net earnings attributable to GECC	1,549	1,812	5,322	5,431
Preferred stock dividends declared	-	-	(161)	(135)
Net earnings attributable to GECC common shareowner	$1,549	$1,812	$5,161	$5,296

Amounts attributable to GECC common shareowner:
Earnings from continuing operations	$1,547	$1,913	$5,365	$5,803
Less net earnings (loss) attributable to noncontrolling interests	55	10	76	38
Earnings from continuing operations attributable to GECC	1,492	1,903	5,289	5,765
Preferred stock dividends declared	-	-	(161)	(135)
Earnings from continuing operations attributable to GECC
common shareowner	1,492	1,903	5,128	5,630
Earnings (loss) from discontinued operations, net of taxes	57	(91)	33	(334)
Net earnings attributable to GECC common shareowner	$1,549	$1,812	$5,161	$5,296

(a)	Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.
(4)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Comprehensive Income
 (Unaudited)

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Net earnings	$1,604	$1,822	$5,398	$5,469
Less net earnings (loss) attributable to noncontrolling interests	55	10	76	38
Net earnings attributable to GECC	$1,549	$1,812	$5,322	$5,431

Other comprehensive income (loss)
Investment securities	$(260)	$159	$523	$(377)
Currency translation adjustments	(546)	(122)	(510)	(115)
Cash flow hedges	90	63	188	349
Benefit plans	11	8	3	30
Other comprehensive income (loss)	(705)	108	204	(113)
Less other comprehensive income (loss) attributable to
noncontrolling interests	(4)	12	1	(10)
Other comprehensive income (loss) attributable to GECC	$(701)	$96	$203	$(103)

Comprehensive income	$899	$1,930	$5,602	$5,356
Less comprehensive income (loss) attributable to
noncontrolling interests	51	22	77	28
Comprehensive income attributable to GECC	$848	$1,908	$5,525	$5,328

Amounts presented net of taxes. See Note 8 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Changes in Shareowners' Equity
(Unaudited)

	Nine months ended September 30
(In millions)	2014	2013

GECC shareowners' equity balance at January 1,	$82,694	$81,890
Increases from net earnings attributable to GECC	5,322	5,431
Dividends and other transactions with shareowners	(2,382)	(4,082)
Other comprehensive income (loss) attributable to GECC	203	(103)
Changes in additional paid-in capital	436	978
Ending balance at September 30	86,273	84,114
Noncontrolling interests	2,804	539
Total equity balance at September 30	$89,077	$84,653

See Note 8 for further information about changes in shareowners' equity.

See accompanying notes.
(5)

General Electric Capital Corporation and consolidated affiliates
 Condensed Statement of Financial Position

(In millions, except share information)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and equivalents	$79,863	$74,873
Investment securities (Note 3)	46,701	43,662
Inventories	57	68
Financing receivables – net (Notes 4 and 13)	237,405	253,029
Other receivables	15,273	16,513
Property, plant and equipment, less accumulated amortization of $27,236
and $26,960	49,135	51,607
Goodwill (Note 5)	25,666	26,195
Other intangible assets – net (Note 5)	1,195	1,136
Other assets	47,140	47,366
Assets of businesses held for sale (Note 2)	3,158	50
Assets of discontinued operations (Note 2)	1,321	2,330
Total assets(a)	$506,914	$516,829

Liabilities and equity
Short-term borrowings (Note 6)	$68,676	$77,298
Accounts payable	7,182	6,549
Non-recourse borrowings of consolidated securitization entities (Note 6)	30,231	30,124
Bank deposits (Note 6)	60,815	53,361
Long-term borrowings (Note 6)	198,735	210,279
Investment contracts, insurance liabilities and insurance annuity benefits	27,991	26,979
Other liabilities	16,593	20,531
Deferred income taxes	5,696	4,786
Liabilities of businesses held for sale (Note 2)	914	6
Liabilities of discontinued operations (Note 2)	1,004	3,790
Total liabilities(a)	417,837	433,703

Preferred stock, $0.01 par value (750,000 shares authorized at both September 30, 2014 and December 31, 2013, and 50,000 shares issued and outstanding
at both September 30, 2014 and December 31, 2013)	-	-
Common stock, $14 par value (4,166,000 shares authorized at
both September 30, 2014 and December 31, 2013 and 1,000 shares
issued and outstanding at both September 30, 2014 and December 31, 2013)	-	-
Accumulated other comprehensive income (loss) – net(b)
Investment securities	830	309
Currency translation adjustments	(1,196)	(687)
Cash flow hedges	(105)	(293)
Benefit plans	(360)	(363)
Additional paid-in capital	32,999	32,563
Retained earnings	54,105	51,165
Total GECC shareowners' equity	86,273	82,694
Noncontrolling interests(c)(Note 8)	2,804	432
Total equity	89,077	83,126
Total liabilities and equity	$506,914	$516,829

(a)	Our consolidated assets at September 30, 2014 included total assets of $49,661 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included net financing receivables of $42,799 million and investment securities of $3,500 million. Our consolidated liabilities at September 30, 2014 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GECC. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $28,780 million. See Note 12.

(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to GECC was $(831) million and $(1,034) million at September 30, 2014 and December 31, 2013, respectively.

(c)	Included AOCI attributable to noncontrolling interests of $(138) million and $(139) million at September 30, 2014 and December 31, 2013, respectively.

See accompanying notes.

(6)

General Electric Capital Corporation and consolidated affiliates
Condensed Statement of Cash Flows
 (Unaudited)

	Nine months ended September 30
(In millions)	2014	2013

Cash flows – operating activities
Net earnings	$5,398	$5,469
Less net earnings (loss) attributable to noncontrolling interests	76	38
Net earnings attributable to GECC	5,322	5,431
(Earnings) loss from discontinued operations	(33)	334
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	5,104	5,369
Deferred income taxes	(1,319)	525
Increase in accounts payable	811	741
Provision for losses on financing receivables	2,895	3,256
All other operating activities	(1,063)	(3,848)
Cash from (used for) operating activities – continuing operations	11,717	11,808
Cash from (used for) operating activities – discontinued operations	136	(46)
Cash from (used for) operating activities	11,853	11,762

Cash flows – investing activities
Additions to property, plant and equipment	(7,351)	(7,581)
Dispositions of property, plant and equipment	4,935	4,119
Increase in loans to customers	(220,926)	(218,833)
Principal collections from customers – loans	224,138	228,885
Investment in equipment for financing leases	(5,955)	(6,251)
Principal collections from customers – financing leases	6,656	8,001
Net change in credit card receivables	(2,950)	(3,204)
Proceeds from sale of discontinued operations	232	-
Proceeds from principal business dispositions	-	841
Net cash from (payments for) principal businesses purchased	-	6,384
All other investing activities	4,901	15,922
Cash from (used for) investing activities – continuing operations	3,680	28,283
Cash from (used for) investing activities – discontinued operations	(232)	(15)
Cash from (used for) investing activities	3,448	28,268

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(6,611)	(9,917)
Net increase (decrease) in bank deposits	9,004	(2,229)
Newly issued debt (maturities longer than 90 days)	30,432	41,355
Repayments and other debt reductions (maturities longer than 90 days)	(41,768)	(50,396)
Proceeds from issuance of preferred stock	-	990
Dividends paid to shareowners	(2,382)	(4,082)
Proceeds from initial public offering of Synchrony Financial	2,842	-
All other financing activities	(552)	(425)
Cash from (used for) financing activities – continuing operations	(9,035)	(24,704)
Cash from (used for) financing activities – discontinued operations	(6)	22
Cash from (used for) financing activities	(9,041)	(24,682)

Effect of currency exchange rate changes on cash and equivalents	(1,267)	(986)

Increase (decrease) in cash and equivalents	4,993	14,362
Cash and equivalents at beginning of year	75,105	62,044
Cash and equivalents at September 30	80,098	76,406
Less cash and equivalents of discontinued operations at September 30	130	152
Cash and equivalents of continuing operations at September 30	$79,968	$76,254

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

Synchrony Financial Initial Public Offering

On August 5, 2014, we completed the initial public offering (IPO) of our North American Retail Finance business, Synchrony Financial, as a first step in a planned, staged exit from that business. Synchrony Financial closed the IPO of 125 million shares of common stock at a price to the public of $23.00 per share and on September 3, 2014, Synchrony Financial issued an additional 3.5 million shares of common stock pursuant to an option granted to the underwriters in the IPO (Underwriters' Option). We received net proceeds from the IPO and the Underwriters' Option of $2,842 million, which remain at Synchrony Financial. Following the closing of the IPO and the Underwriters' Option, we currently own approximately 85% of Synchrony Financial and as a result, GECC will continue to consolidate the business. In addition, in August 2014, Synchrony Financial completed issuances of $3,593 million of senior unsecured debt with maturities up to 10 years and $8,000 million of unsecured term loans maturing in 2019 under the New Bank Term Loan Facility with third party lenders.

Summary of Significant Accounting Policies

See the Notes in our 2013 consolidated financial statements for a summary of our significant accounting policies.
(8)

Accounting Changes

On January 1, 2014, we adopted Accounting Standards Update (ASU) 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. Under the revised guidance, the entire amount of the cumulative translation adjustment associated with the foreign entity will be released into earnings in the following circumstances: (a) the sale of a subsidiary or group of net assets within a foreign entity that represents a complete or substantially complete liquidation of that entity, (b) the loss of a controlling financial interest in an investment in a foreign entity, or (c) when the accounting for an investment in a foreign entity changes from the equity method to full consolidation. The revised guidance applies prospectively to transactions or events occurring on or after January 1, 2014.

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

In the second quarter of 2014, the Company elected to early adopt ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations. To be classified as a discontinued operation, the disposal of a component or group of components must represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The ASU also expands the disclosure requirements for those transactions that meet the new criteria to be classified as discontinued operations. The revised accounting guidance applies prospectively to all disposals (or classifications as held for sale) of components of an entity and for businesses that, upon acquisition, are classified as held for sale on or after adoption. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported in financial statements. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations.

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS
Assets and Liabilities of Businesses Held for Sale

In the second quarter of 2014, we committed to sell GE Money Bank AB, our consumer finance business in Sweden, Denmark and Norway (GEMB-Nordic) with assets of $3,158 million and liabilities of $914 million to Santander. The transaction is targeted to close in the fourth quarter of 2014.

In the first quarter of 2013, we committed to sell our Consumer auto and personal loan business in Portugal and completed the sale on July 15, 2013 for proceeds of $83 million.

Financial Information for Assets and Liabilities of Businesses Held for Sale

(In millions)	September 30, 2014	December 31, 2013

Assets
Cash and equivalents	$105	$5
Financing receivables – net	2,684	-
Goodwill	220	24
Other	149	21
Assets of businesses held for sale	$3,158	$50

Liabilities
Bank deposits	$757	$-
Other	157	6
Liabilities of businesses held for sale	$914	$6

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

Financial Information for Discontinued Operations

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Operations
Total revenues (loss)	$(34)	$143	$(45)	$304

Earnings (loss) from discontinued operations
before income taxes	$(46)	$(10)	$(113)	$(185)
Benefit (provision) for income taxes	103	12	131	158
Earnings (loss) from discontinued operations,
net of taxes	$57	$2	$18	$(27)

Disposal
Gain (loss) on disposal before income taxes	$-	$(108)	$14	$(390)
Benefit (provision) for income taxes	-	15	1	83
Gain (loss) on disposal, net of taxes	$-	$(93)	$15	$(307)

Earnings (loss) from discontinued operations,
net of taxes	$57	$(91)	$33	$(334)

(In millions)	September 30, 2014	December 31, 2013

Assets
Cash and equivalents	$130	$232
Financing receivables – net	1	711
Other	1,190	1,387
Assets of discontinued operations	$1,321	$2,330

Liabilities
Deferred income taxes	$230	$250
Other	774	3,540
Liabilities of discontinued operations	$1,004	$3,790

Other assets at September 30, 2014 and December 31, 2013 primarily comprised a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

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

Financial Information for GE Money Japan

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Earnings (loss) from discontinued operations,
net of taxes	$62	$(80)	$59	$(196)

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At September 30, 2014, such claims consisted of $3,694 million of individual claims generally submitted before the filing of a lawsuit (compared to $5,643 million at December 31, 2013) and $8,266 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $6,780 million at December 31, 2013). The total amount of these claims, $11,960 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of September 30, 2014, these amounts do not include approximately $1,156 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable statutes of limitations. Subsequent to the end of the third quarter, WMC received additional Litigation Claims of $864 million and other non-Litigation Claims of $308 million, all of which are beyond the applicable statute of limitations.

Reserves related to repurchase claims made against WMC were $588 million at September 30, 2014, reflecting a net decrease to reserves in the nine months ended September 30, 2014 of $212 million due to settlement activity. The reserve estimate takes into account recent settlement activity that reduced WMC's exposure on certain claims and is based upon WMC's evaluation of the remaining exposures as a percentage of estimated mortgage loan losses within the pool of loans supporting each securitization.  Recent settlements reduced WMC's exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

Rollforward of the Reserve

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Balance, beginning of period	$549	$787	$800	$633
Provision	40	18	142	172
Claim resolutions / rescissions	(1)	(5)	(354)	(5)
Balance, end of period	$588	$800	$588	$800

Given the significant recent claim and related litigation activity and WMC's continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC's past experience. Adverse changes to WMC's assumptions supporting the reserve may result in an increase to these reserves. Taking into account both recent settlement activity and the potential variability of settlements, WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at September 30, 2014. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations, as WMC is unable at this time to develop such a meaningful estimate.

(11)

At September 30, 2014, there were 14 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 13 securitizations. Subsequent to the end of the third quarter, WMC learned of an additional lawsuit filed on October 10, 2014, bringing the total to 15 pending lawsuits on 14 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC, could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

WMC has also received indemnification demands, nearly all of which are unspecified, from depositors/underwriters/sponsors of RMBS in connection with lawsuits brought by RMBS investors concerning alleged misrepresentations in the securitization offering documents to which WMC is not a party. WMC believes that it has defenses to these demands.

To the extent WMC is required to repurchase loans, WMC's loss also would be affected by several factors, including pay downs, accrued interest and fees, and the value of the underlying collateral. The reserve and estimate of possible loss reflect judgment, based on currently available information, and a number of assumptions, including economic conditions, claim and settlement activity, pending and threatened litigation, court decisions regarding WMC's legal defenses, indemnification demands, government activity, and other variables in the mortgage industry. Actual losses arising from claims against WMC could exceed these amounts and additional claims and lawsuits could result if actual claim rates, governmental actions, litigation and indemnification activity, adverse court decisions, actual settlement rates or losses WMC incurs on repurchased loans differ from its assumptions.

Financial Information for WMC

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Total revenues (loss)	$(35)	$(13)	$(70)	$(167)

Earnings (loss) from discontinued operations,
net of taxes	$(25)	$(11)	$(57)	$(116)

Other

In the fourth quarter of 2013, we announced the planned disposition of Consumer Russia and classified the business as discontinued operations. At that time, we recorded a $170 million loss on the planned disposal. We completed the sale in the first quarter of 2014 for proceeds of $232 million.

Financial Information for Consumer Russia

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Total revenues (loss)	$-	$64	$24	$195

Gain (loss) on disposal, net of taxes	$-	$-	$4	$-

Earnings (loss) from discontinued operations,
net of taxes	$(1)	$(9)	$(1)	$(22)

(12)

In the first quarter of 2013, we announced the planned disposition of CLL Trailer Services and classified the business as discontinued operations. We completed the sale in the fourth quarter of 2013 for proceeds of $528 million.

Financial Information for CLL Trailer Services

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Total revenues (loss)	$-	$91	$1	$274

Gain (loss) on disposal, net of taxes	$-	$(21)	$12	$(118)

Earnings (loss) from discontinued operations,
net of taxes	$23	$(9)	$34	$(19)

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

	September 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$20,000	$3,524	$(99)	$23,425	$19,600	$2,323	$(217)	$21,706
State and municipal	5,176	517	(89)	5,604	4,245	235	(191)	4,289
Residential mortgage-backed(a)	1,698	155	(25)	1,828	1,819	139	(48)	1,910
Commercial mortgage-backed	2,993	181	(40)	3,134	2,929	188	(82)	3,035
Asset-backed	7,767	12	(119)	7,660	7,373	60	(46)	7,387
Corporate – non-U.S.	1,569	175	(44)	1,700	1,741	103	(86)	1,758
Government – non-U.S.	2,250	129	(2)	2,377	2,336	81	(7)	2,410
U.S. government and
federal agency	579	53	-	632	752	45	(27)	770
Retained interests	25	2	-	27	64	8	-	72
Equity
Available-for-sale	251	51	(10)	292	203	51	(3)	251
Trading	22	-	-	22	74	-	-	74
Total	$42,330	$4,799	$(428)	$46,701	$41,136	$3,233	$(707)	$43,662

(a)	Substantially collateralized by U.S. mortgages. At September 30, 2014, $1,218 million related to securities issued by government-sponsored entities and $610 million related to securities of private-label issuers. Securities issued by private-label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

(13)

Estimated Fair Value and Gross Unrealized Losses of Available-for-Sale Investment Securities

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses	(a)	fair value	losses	(a)

September 30, 2014
Debt
U.S. corporate	$647	$(8)		$1,433	$(91)
State and municipal	134	(2)		649	(87)
Residential mortgage-backed	96	(1)		436	(24)
Commercial mortgage-backed	126	(1)		853	(39)
Asset-backed	7,172	(86)		274	(33)
Corporate – non-U.S.	29	-		317	(44)
Government – non-U.S.	880	(2)		2	-
U.S. government and federal agency	-	-		7	-
Retained interests	-	-		-	-
Equity	86	(10)		-	-
Total	$9,170	$(110)		$3,971	$(318)	(b)

December 31, 2013
Debt
U.S. corporate	$2,170	$(122)		$598	$(95)
State and municipal	1,076	(82)		367	(109)
Residential mortgage-backed	232	(11)		430	(37)
Commercial mortgage-backed	396	(24)		780	(58)
Asset-backed	112	(2)		359	(44)
Corporate – non-U.S.	96	(3)		454	(83)
Government – non-U.S.	1,479	(6)		42	(1)
U.S. government and federal agency	229	(27)		254	-
Retained interests	2	-		-	-
Equity	31	(3)		-	-
Total	$5,823	$(280)		$3,284	$(427)

(a)	Included gross unrealized losses related to securities that had other-than-temporary impairments previously recognized of $(55) million at September 30, 2014.
(b)	The majority relate to debt securities held to support obligations to holders of GICs and more than 70% are debt securities that were considered to be investment-grade by the major rating agencies at September 30, 2014.

We regularly review investment securities for other-than-temporary impairment (OTTI) using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our ability and intent to hold the security and the financial condition of and near-term prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized and at September 30, 2014 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the nine months ended September 30, 2014 have not changed. For equity securities, we consider the duration and the severity of the unrealized loss. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, primarily in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.
(14)

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at September 30, 2014, $1,218 million and $610 million related to agency and non-agency securities, respectively. Additionally, $316 million was related to residential subprime credit securities, primarily supporting our guaranteed investment contracts. Substantially all of the subprime exposure is related to securities backed by mortgage loans originated in 2006 and prior. A majority of subprime RMBS have been downgraded to below investment grade and are insured by Monoline insurers (Monolines). We continue to place partial reliance on Monolines with adequate capital and claims paying resources depending on the extent of the Monoline's anticipated ability to cover expected credit losses.

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

Pre-tax, Other-Than-Temporary Impairments on Investment Securities

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Total pre-tax, OTTI recognized	$5	$62	$52	$503
Pre-tax, OTTI recognized in AOCI	-	(6)	(4)	(36)
Pre-tax, OTTI recognized in earnings(a)	$5	$56	$48	$467

(a)	Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of an insignificant amount and $13 million in the three months ended September 30, 2014 and 2013, respectively, and $3 million and $14 million in the nine months ended September 30, 2014 and 2013, respectively. The nine months ended September 30, 2013 included $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE.

Changes in Cumulative Credit Loss Impairments Recognized on Debt Securities Still Held

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Cumulative credit loss impairments recognized,
beginning of period	$1,003	$777	$1,025	$420
Credit loss impairments recognized
on securities not previously impaired	2	-	3	385
Incremental credit loss impairments recognized
on securities previously impaired	3	42	34	61
Less credit loss impairments previously
recognized on securities sold during the period	6	52	60	99
Cumulative credit loss impairments recognized, end of period	$1,002	$767	$1,002	$767

(15)

Contractual Maturities of Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$1,834	$1,840
After one year through five years	3,804	4,146
After five years through ten years	5,294	5,626
After ten years	18,642	22,126

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Gross Realized Gains and Losses on Available-for-Sale Investment Securities

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Gains	$42	$34	$104	$219
Losses, including impairments	(8)	(60)	(53)	(477)
Net	$34	$(26)	$51	$(258)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $1,688 million and $2,890 million in the three months ended September 30, 2014 and 2013, respectively, and $4,235 million and $12,815 million in the nine months ended September 30, 2014 and 2013, respectively, principally from sales of short-term government securities in our bank subsidiaries and Treasury operations, and redemptions of non-U.S. corporate and asset-backed securities in our CLL business.

We recognized pre-tax gains (losses) on trading securities of an insignificant amount and $4 million in the three months ended September 30, 2014 and 2013, respectively, and $(4) million and $45 million in the nine months ended September 30, 2014 and 2013, respectively.

(16)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

(In millions)	September 30, 2014	December 31, 2013

Loans, net of deferred income	$217,444	$231,268
Investment in financing leases, net of deferred income	25,131	26,939
	242,575	258,207
Allowance for losses	(5,170)	(5,178)
Financing receivables – net(a)	$237,405	$253,029

(a)
Financing receivables at September 30, 2014 and December 31, 2013 included $372 million and $544 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination.

Financing Receivables by Portfolio and Allowance for Losses

During the first quarter of 2014, we combined our CLL Europe and CLL Asia portfolios into CLL International and we transferred our CLL Other portfolio to the CLL Americas portfolio. Prior-period amounts were reclassified to conform to the current-period presentation.

(In millions)	September 30, 2014	December 31, 2013

Commercial
CLL
Americas	$66,871	$69,036
International	43,268	47,431
Total CLL	110,139	116,467
Energy Financial Services	2,798	3,107
GE Capital Aviation Services (GECAS)	8,449	9,377
Other	134	318
Total Commercial	121,520	129,269

Real Estate	19,799	19,899

Consumer
Non-U.S. residential mortgages	27,674	30,501
Non-U.S. installment and revolving credit	10,098	13,677
U.S. installment and revolving credit	55,258	55,854
Non-U.S. auto	1,588	2,054
Other	6,638	6,953
Total Consumer	101,256	109,039
Total financing receivables	242,575	258,207
Allowance for losses	(5,170)	(5,178)
Total financing receivables – net	$237,405	$253,029

(17)

Allowance for Losses on Financing Receivables

		Provision
	Balance at	charged to			Gross				Balance at
(In millions)	January 1	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	September 30

2014
Commercial
CLL
Americas	$473	$195	$(1)		$(316)		$75		$426
International	505	107	(22)		(287)		76		379
Total CLL	978	302	(23)		(603)		151		805
Energy Financial Services	8	13	-		(17)		2		6
GECAS	17	9	-		(11)		-		15
Other	2	-	(2)		-		-		-
Total Commercial	1,005	324	(25)		(631)		153		826

Real Estate	192	(92)	-		(49)		103		154

Consumer
Non-U.S. residential mortgages	358	209	(21)		(139)		32		439
Non-U.S. installment and revolving credit	594	184	(88)		(574)		329		445
U.S. installment and revolving credit	2,823	2,089	18		(2,302)		425		3,053
Non-U.S. auto	56	127	(7)		(67)		38		147
Other	150	54	(22)		(121)		45		106
Total Consumer	3,981	2,663	(120)		(3,203)		869		4,190
Total	$5,178	$2,895	$(145)		$(3,883)		$1,125		$5,170

2013
Commercial
CLL
Americas	$496	$203	$(1)		$(319)		$91		$470
International	525	265	(9)		(434)		70		417
Total CLL	1,021	468	(10)		(753)		161		887
Energy Financial Services	9	2	-		-		-		11
GECAS	8	2	-		-		-		10
Other	3	(1)	-		(2)		2		2
Total Commercial	1,041	471	(10)		(755)		163		910

Real Estate	320	(21)	(5)		(133)		9		170

Consumer
Non-U.S. residential mortgages	480	138	(1)		(216)		39		440
Non-U.S. installment and revolving credit	582	322	(39)		(662)		390		593
U.S. installment and revolving credit	2,282	2,198	(50)		(2,118)		409		2,721
Non-U.S. auto	67	51	(11)		(96)		56		67
Other	172	97	4		(149)		59		183
Total Consumer	3,583	2,806	(97)		(3,241)		953		4,004
Total	$4,944	$3,256	$(112)		$(4,129)		$1,125		$5,084

(a)	Other primarily includes the effects of currency exchange and the 2014 reclassification of GEMB-Nordic to held for sale.
(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

(18)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

			Dispositions,
			currency
	Balance at		exchange	Balance at
(In millions)	January 1, 2014	Acquisitions	and other	September 30, 2014

CLL	$13,522	$-	$(205)	$13,317
Consumer	10,277	-	(222)	10,055
Real Estate	742	-	(103)	639
Energy Financial Services	1,507	-	1	1,508
GECAS	147	-	-	147
Total	$26,195	$-	$(529)	$25,666

Goodwill balances decreased $529 million during the nine months ended September 30, 2014, primarily as a result of currency exchange effects of a stronger U.S. dollar and a reclassification of goodwill associated with GEMB-Nordic to assets of businesses held for sale.

We test goodwill for impairment annually in the third quarter of each year using data as of July 1 of that year. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit's assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill. We determined fair values for each of the reporting units using an income approach. For our Consumer reporting unit, we incorporated market observable data in determining fair value. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 10.5% to 13.3%.

During the third quarter of 2014, we performed our annual impairment test of goodwill for all of our reporting units (i.e., CLL, Consumer, Real Estate, Energy Financial Services and GECAS). Based on the results of our step one testing, the fair values of each of the GECC reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed for any of our reporting units and no goodwill impairment was recognized.

In 2013, while the Real Estate reporting unit's book value was within the range of its fair value, we further substantiated our Real Estate goodwill balance by performing the second step analysis in which the implied fair value of goodwill exceeded its carrying value by approximately $3.7 billion. In the current year, it was determined that the second step was not required as the results of step one indicated that the fair value of the Real Estate reporting unit exceeded its book value.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
(19)

Intangible Assets Subject to Amortization

	September 30, 2014			December 31, 2013
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Capitalized software	$2,262	$(1,735)	$527	$2,200	$(1,707)	$493
Customer-related	1,316	(841)	475	1,173	(802)	371
Lease valuations	594	(444)	150	703	(498)	205
Present value of future profits(a)	605	(605)	-	574	(574)	-
Patents and technology	88	(84)	4	106	(102)	4
Trademarks	30	(20)	10	49	(36)	13
All other	343	(314)	29	326	(276)	50
Total	$5,238	$(4,043)	$1,195	$5,131	$(3,995)	$1,136

(a)	Balances at September 30, 2014 and December 31, 2013 reflect adjustments of $300 million and $322 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

Amortization expense related to intangible assets subject to amortization was $109 million and $102 million in the three months ended September 30, 2014 and 2013, respectively, and $308 million and $321 million in the nine months ended September 30, 2014 and 2013, respectively, and is recorded in operating and administrative expense on the financial statements.

(20)

6. BORROWINGS AND BANK DEPOSITS

(In millions)	September 30, 2014	December 31, 2013

Short-term borrowings
Commercial paper
U.S.	$21,999	$24,877
Non-U.S.	3,014	4,168
Current portion of long-term borrowings(a)(b)	37,319	39,215
GE Interest Plus notes(c)	5,732	8,699
Other(b)	612	339
Total short-term borrowings	$68,676	$77,298

Long-term borrowings
Senior unsecured notes(a)(d)	$170,048	$186,433
Subordinated notes(e)	4,775	4,821
Subordinated debentures(f)(g)	7,263	7,462
Other(b)(h)	16,649	11,563
Total long-term borrowings	$198,735	$210,279
Non-recourse borrowings of consolidated securitization entities(i)	$30,231	$30,124
Bank deposits(j)	$60,815	$53,361
Total borrowings and bank deposits	$358,457	$371,062

(a)
Included $461 million and $481 million of obligations to holders of GICs at September 30, 2014 and December 31, 2013, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC's ratings, among other things.

(b)
Included $7,385 million and $9,468 million of funding secured by real estate, aircraft and other collateral at September 30, 2014 and December 31, 2013, respectively, of which $2,524 million and $2,868 million is non-recourse to GECC at September 30, 2014 and December 31, 2013, respectively.

(c)	Entirely variable denomination floating-rate demand notes.
(d)
Included $700 million of debt at both September 30, 2014 and December 31, 2013 raised by a funding entity related to Penske Truck Leasing Co., L.P. (PTL). GECC, as co-issuer and co-guarantor of the debt, reports this amount as borrowings in its financial statements. GECC has been indemnified by the other limited partners of PTL for their proportionate share of the debt obligation. Also included $3,593 million related to Synchrony Financial. See Note 1.

(e)	Included $300 million of subordinated notes guaranteed by GE at both September 30, 2014 and December 31, 2013.
(f)	Subordinated debentures receive rating agency equity credit.
(g)
Included $2,873 million of subordinated debentures, which constitute the sole assets of trusts who have issued trust preferred securities and where GECC owns 100% of the common securities of the trusts. Obligations associated with these trusts are unconditionally guaranteed by GECC.

(h)	Included $7,495 million related to Synchrony Financial. See Note 1.
(i)	Included $8,160 million and $9,047 million of current portion of long-term borrowings at September 30, 2014 and December 31, 2013, respectively. See Note 12.
(j)
Included $12,259 million and $13,614 million of deposits in non-U.S. banks at September 30, 2014 and December 31, 2013, respectively, and $22,872 million and $18,275 million of certificates of deposits with maturities greater than one year at September 30, 2014 and December 31, 2013, respectively.

(21)

7. INCOME TAXES

Unrecognized Tax Benefits

(In millions)	September 30, 2014	December 31, 2013

Unrecognized tax benefits	$3,343	$3,223
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,205	2,346
Accrued interest on unrecognized tax benefits	430	570
Accrued penalties on unrecognized tax benefits	29	97
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-600	0-800
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-50	0-250

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

(22)

8. SHAREOWNERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Investment securities
Beginning balance	$1,092	$138	$309	$673
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $(131), $68, $341 and $(296)	(241)	143	555	(518)
Reclassifications from OCI – net of deferred taxes
of $(15), $10, $(19) and $117	(19)	16	(32)	141
Other comprehensive income (loss)(a)	(260)	159	523	(377)
Less OCI attributable to noncontrolling interests	2	-	2	(1)
Ending balance	$830	$297	$830	$297

Currency translation adjustments (CTA)
Beginning balance	$(656)	$(102)	$(687)	$(131)
OCI before reclassifications – net of deferred taxes
of $201, $(17), $306 and $(328)	(532)	(67)	(502)	36
Reclassifications from OCI – net of deferred taxes
of $1, $7, $124 and $86	(14)	(55)	(8)	(151)
Other comprehensive income (loss)(a)	(546)	(122)	(510)	(115)
Less OCI attributable to noncontrolling interests	(6)	14	(1)	(8)
Ending balance	$(1,196)	$(238)	$(1,196)	$(238)

Cash flow hedges
Beginning balance	$(195)	$(461)	$(293)	$(746)
OCI before reclassifications –
net of deferred taxes of $(44), $46, $(6) and $130	(314)	26	(341)	181
Reclassifications from OCI – net of deferred taxes
of $27, $(16), $40 and $(72)	404	37	529	168
Other comprehensive income (loss)(a)	90	63	188	349
Less OCI attributable to noncontrolling interests	-	(2)	-	(1)
Ending balance	$(105)	$(396)	$(105)	$(396)

Benefit plans
Beginning balance	$(371)	$(714)	$(363)	$(736)
Net actuarial gain (loss) – net of deferred taxes
of $1, $0, $(5) and $18	7	(1)	(10)	1
Prior service cost amortization – net of deferred taxes
of $0, $0, $0 and $0	-	-	1	-
Net actuarial loss amortization – net of deferred taxes
of $2, $5, $6 and $12	4	9	12	29
Other comprehensive income (loss)(a)	11	8	3	30
Less OCI attributable to noncontrolling interests	-	-	-	-
Ending balance	$(360)	$(706)	$(360)	$(706)

Accumulated other comprehensive income (loss) at September 30	$(831)	$(1,043)	$(831)	$(1,043)

(a)	Total other comprehensive income (loss) was $(705) million and $108 million for the three months ended September 30, 2014 and 2013, respectively, and $204 million and $(113) million for the nine months ended September 30, 2014 and 2013, respectively.

(23)

Reclassification out of AOCI

	Three months ended		Nine months ended
	September 30		September 30		Statement of Earnings Caption
(In millions)	2014	2013	2014	2013
Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$34	$(26)	$51	$(258)	Revenues from services
	(15)	10	(19)	117	Benefit (provision) for income taxes
	$19	$(16)	$32	$(141)	Net of tax
Currency translation adjustments
Gains (losses) on dispositions	$13	$48	$(116)	$65	Costs and expenses
	1	7	124	86	Benefit (provision) for income taxes
	$14	$55	$8	$151	Net of tax
Cash flow hedges
Gains (losses) on interest rate derivatives	$(53)	$(88)	$(182)	$(282)	Interest
Foreign exchange contracts	(377)	67	(387)	186	(a)
	(430)	(21)	(569)	(96)	Total before tax
	26	(16)	40	(72)	Benefit (provision) for income taxes
	$(404)	$(37)	$(529)	$(168)	Net of tax
Benefit plan items
Amortization of prior service costs	$-	$-	$(1)	$-	(b)
Amortization of actuarial gains (losses)	(6)	(14)	(18)	(41)	(b)
	(6)	(14)	(19)	(41)	Total before tax
	2	5	6	12	Benefit (provision) for income taxes
	$(4)	$(9)	$(13)	$(29)	Net of tax

Total reclassification adjustments	$(375)	$(7)	$(502)	$(187)	Net of tax

(a)
Included $(357) million and $73 million in revenues from services and $(20) million and $(6) million in interest in the three months ended September 30, 2014 and 2013, respectively, and $(368) million and $210 million in revenues from services and $(19) million and $(24) million in interest in the nine months ended September 30, 2014 and 2013, respectively.

(b)	Amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs.

Noncontrolling Interests

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Beginning balance	$350	$550	$432	$707
Net earnings	55	10	76	38
Dividends	-	(3)	(1)	(44)
Dispositions	(6)	(14)	(98)	(118)
Synchrony Financial IPO	2,393	-	2,393	-
Other (including AOCI)	12	(4)	2	(44)
Ending balance	$2,804	$539	$2,804	$539

Other
We paid quarterly dividends of $472 million and $500 million and special dividends of $333 million and $1,500 million to GE in the three months ended September 30, 2014 and 2013, respectively. We paid quarterly dividends of $1,555 million and $947 million and special dividends of $666 million and $3,000 million to GE in the nine months ended September 30, 2014 and 2013, respectively.

(24)

9. REVENUES FROM SERVICES

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Interest on loans	$4,350	$4,532	$12,912	$13,443
Equipment leased to others	2,417	2,435	7,514	7,397
Fees	1,177	1,195	3,412	3,485
Investment income(a)	617	514	1,785	1,502
Financing leases	345	395	1,075	1,220
Associated companies(b)	211	406	884	852
Premiums earned by insurance activities	397	403	1,130	1,208
Real estate investments(c)	358	331	1,058	2,139
Other items	551	362	1,354	1,654
Total	$10,423	$10,573	$31,124	$32,900

(a)
Included net other-than-temporary impairments on investment securities, of which $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE reflected as a component in other items for the nine months ended September 30, 2013.

(b)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest is included total assets at September 30, 2014 and December 31, 2013 of $81,840 million and $84,305 million, respectively. Assets were primarily financing receivables of $46,810 million and $46,655 million at September 30, 2014 and December 31, 2013, respectively. Total liabilities were $57,689 million and $59,559 million, consisted primarily of bank deposits of $1,894 million and $5,876 million at September 30, 2014 and December 31, 2013, respectively, and debt of $40,193 million and $39,034 million at September 30, 2014 and December 31, 2013, respectively.  Revenues for the three months ended September 30, 2014 and 2013 totaled $27,334 million and $4,205 million, respectively, and net earnings (loss) for the three months ended September 30, 2014 and 2013 totaled $(2,861) million and $692 million, respectively. Revenues for the nine months ended September 30, 2014 and 2013 totaled $34,548 million and $12,718 million, respectively, and net earnings (loss) for the nine months ended September 30, 2014 and 2013 totaled $(1,826) million and $2,052 million, respectively.

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

(25)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance

September 30, 2014
Assets
Investment securities
Debt
U.S. corporate	$-		$20,315		$3,110	$-		$23,425
State and municipal	-		5,032		572	-		5,604
Residential mortgage-backed	-		1,812		16	-		1,828
Commercial mortgage-backed	-		3,124		10	-		3,134
Asset-backed(c)	-		393		7,267	-		7,660
Corporate ̶ non-U.S.	-		711		989	-		1,700
Government ̶ non-U.S.	59		2,318		-	-		2,377
U.S. government and federal agency	-		368		264	-		632
Retained interests	-		-		27	-		27
Equity
Available-for-sale	268		15		9	-		292
Trading	20		2		-	-		22
Derivatives(d)	-		8,684		135	(7,053)		1,766
Other(e)	-		-		126	-		126
Total	$347		$42,774		$12,525	$(7,053)		$48,593

Liabilities
Derivatives	$-		$3,787		$17	$(3,772)		$32
Other	-		22		-	-		22
Total	$-		$3,809		$17	$(3,772)		$54

December 31, 2013
Assets
Investment securities
Debt
U.S. corporate	$-		$18,788		$2,918	$-		$21,706
State and municipal	-		4,193		96	-		4,289
Residential mortgage-backed	-		1,824		86	-		1,910
Commercial mortgage-backed	-		3,025		10	-		3,035
Asset-backed(c)	-		489		6,898	-		7,387
Corporate ̶ non-U.S.	61		645		1,052	-		1,758
Government ̶ non-U.S.	1,590		789		31	-		2,410
U.S. government and federal agency	-		545		225	-		770
Retained interests	-		-		72	-		72
Equity
Available-for-sale	225		15		11	-		251
Trading	72		2		-	-		74
Derivatives(d)	-		7,493		170	(6,546)		1,117
Other(e)	-		-		293	-		293
Total	$1,948		$37,808		$11,862	$(6,546)		$45,072

Liabilities
Derivatives	$-		$4,893		$16	$(4,162)		$747
Other	-		24		-	-		24
Total	$-		$4,917		$16	$(4,162)		$771

(a)
Included $912 million of Government – non-U.S. and $17 million of Corporate – non-U.S. available-for-sale debt securities transferred from Level 1 to Level 2 primarily attributable to changes in market observable data in the nine months ended September 30, 2014. The fair value of securities transferred between Level 1 and Level 2 was $2 million in the twelve months ended December 31, 2013.

(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.
(d)
The fair value of derivatives includes an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $20 million and $(7) million at September 30, 2014 and December 31, 2013, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

(e)	Includes private equity investments and loans designated under the fair value option.

(26)

Level 3 Instruments

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners' equity.

Changes in Level 3 Instruments for the Three Months Ended

										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included	included				into	out of	Balance at	still held at
(In millions)	July 1	in earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	September 30	September 30(c)

2014
Investment securities
Debt
U.S. corporate	$3,126	$6	$(4)	$102	$(61)	$(91)	$32	$-	$3,110	$-
State and municipal	560	-	-	4	(10)	(1)	19	-	572	-
RMBS	66	-	-	-	-	(3)	-	(47)	16	-
CMBS	12	-	-	-	-	(2)	-	-	10	-
ABS	7,277	1	(106)	783	-	(688)	-	-	7,267	-
Corporate – non-U.S.	1,042	6	(18)	176	(9)	(208)	-	-	989	-
Government – non-U.S.	1	-	-	-	-	-	-	(1)	0	-
U.S. government and
federal agency	249	-	6	-	-	-	9	-	264	-
Retained interests	73	32	(10)	-	(67)	(1)	-	-	27	-
Equity
Available-for-sale	9	-	-	-	-	-	-	-	9	-
Derivatives(d)(e)	144	(11)	1	(2)	-	(2)	-	-	130	(12)
Other	140	(2)	-	266	-	(280)	-	2	126	-
Total	$12,699	$32	$(131)	$1,329	$(147)	$(1,276)	$60	$(46)	$12,520	$(12)

2013
Investment securities
Debt
U.S. corporate	$3,207	$24	$(40)	$158	$(34)	$(49)	$-	$-	$3,266	$-
State and municipal	98	-	(4)	4	-	(4)	-	-	94	-
RMBS	91	-	(2)	-	-	(1)	-	-	88	-
CMBS	5	-	-	-	-	(1)	10	-	14	-
ABS	5,346	1	36	569	-	(14)	-	-	5,938	-
Corporate – non-U.S.	1,184	(29)	(4)	1,828	-	(1,930)	-	(10)	1,039	-
Government – non-U.S.	38	1	(6)	-	-	-	-	-	33	-
U.S. government and
federal agency	264	-	(52)	-	-	-	-	-	212	-
Retained interests	93	-	(12)	-	-	(3)	-	-	78	-
Equity
Available-for-sale	11	-	-	-	-	-	-	-	11	-
Derivatives(d)(e)	170	(1)	1	(1)	-	1	-	(2)	168	10
Other	438	13	(1)	149	(146)	-	-	(4)	449	3
Total	$10,945	$9	$(84)	$2,707	$(180)	$(2,001)	$10	$(16)	$11,390	$13

(a)	Earnings effects are primarily included in the Revenues from services and Interest captions in the Condensed Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.
(d)
Represented derivative assets net of derivative liabilities and included cash accruals of $12 million and $8 million not reflected in the fair value hierarchy table in the three months ended September 30, 2014 and 2013, respectively.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(27)

Changes in Level 3 Instruments for the Nine Months Ended

										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included	included				into	out of	Balance at	still held at
(In millions)	January 1	in earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	September 30	September 30(c)

2014
Investment securities
Debt
U.S. corporate	$2,918	$27	$116	$445	$(220)	$(230)	$170	$(116)	$3,110	$-
State and municipal	96	-	31	17	(17)	(9)	454	-	572	-
RMBS	86	1	-	-	(16)	(8)	-	(47)	16	-
CMBS	10	-	-	-	-	(2)	2	-	10	-
ABS	6,898	3	(132)	1,779	-	(1,271)	-	(10)	7,267	-
Corporate – non-U.S.	1,052	9	61	612	(75)	(665)	1	(6)	989	-
Government – non-U.S.	31	-	-	-	-	-	-	(31)	-	-
U.S. government and									-
federal agency	225	-	32	-	-	-	9	(2)	264	-
Retained interests	72	35	(5)	1	(67)	(9)	-	-	27	-
Equity
Available-for-sale	11	-	-	2	(2)	(2)	-	-	9	-
Derivatives(d)(e)	163	(26)	1	(4)	-	(3)	(1)	-	130	(20)
Other	293	1	-	503	-	(392)	-	(279)	126	-
Total	$11,855	$50	$104	$3,355	$(397)	$(2,591)	$635	$(491)	$12,520	$(20)

2013
Investment securities
Debt
U.S. corporate	$3,552	$(227)	$174	$252	$(381)	$(139)	$108	$(73)	$3,266	$-
State and municipal	77	-	(8)	20	-	(5)	10	-	94	-
RMBS	100	-	(4)	-	(2)	(6)	-	-	88	-
CMBS	6	-	-	-	-	(2)	10	-	14	-
ABS	5,023	3	(32)	1,479	(1)	(539)	12	(7)	5,938	-
Corporate – non-U.S.	1,212	(112)	16	4,637	(3)	(4,672)	15	(54)	1,039	-
Government – non-U.S.	42	1	(10)	-	-	-	-	-	33	-
U.S. government and
federal agency	277	-	(65)	-	-	-	-	-	212	-
Retained interests	83	5	4	2	-	(16)	-	-	78	-
Equity
Available-for-sale	13	-	-	-	-	-	-	(2)	11	-
Derivatives(d)(e)	262	(64)	2	(3)	-	(53)	26	(2)	168	(24)
Other	432	(89)	3	308	(201)	-	-	(4)	449	(90)
Total	$11,079	$(483)	$80	$6,695	$(588)	$(5,432)	$181	$(142)	$11,390	$(114)

(a)	Earnings effects are primarily included in the Revenues from services and Interest captions in the Condensed Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)
Represents derivative assets net of derivative liabilities and included cash accruals of $12 million and $8 million not reflected in the fair value hierarchy table for the nine months ended September 30, 2014 and 2013, respectively.

(e)	Gains (losses) included in "net realized/unrealized gains (losses) included in earnings" were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(28)

Non-Recurring Fair Value Measurements
The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at September 30, 2014 and December 31, 2013.

	Remeasured during		Remeasured during
	the nine months ended		the year ended
	September 30, 2014		December 31, 2013
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$97	$1,971	$210	$2,986
Cost and equity method investments	260	430	-	649
Long-lived assets, including real estate	452	1,024	2,050	1,085
Total	$809	$3,425	$2,260	$4,720

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at September 30, 2014 and 2013.

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Financing receivables and loans held for sale	$(112)	$(107)	$(298)	$(257)
Cost and equity method investments	(92)	(43)	(326)	(260)
Long-lived assets, including real estate	(361)	(358)	(468)	(805)
Total	$(565)	$(508)	$(1,092)	$(1,322)

(29)

Level 3 Measurements – Significant Unobservable Inputs
				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted average)

September 30, 2014
Recurring fair value measurements
Investment securities - Debt
U.S. corporate	$985	Income approach	Discount rate(a)	1.5%-10.0% (6.2%)
State and municipal	478	Income approach	Discount rate(a)	2.0%-5.2% (3.3%)
Asset-backed	7,244	Income approach	Discount rate(a)	1.9%-11.0% (5.0%)
Corporate ̶ non-U.S.	633	Income approach	Discount rate(a)	0.2%-15.1% (7.8%)
Other financial assets	126	Income approach	Discount rate(a)	4.1%-4.8% (4.3%)

Non-recurring fair value measurements
Financing receivables and loans held for sale	$787	Income approach,	Capitalization rate(b)	2.7%-11.3% (7.3%)
		Business enterprise	EBITDA multiple	4.3X-6.5X (6.1X)
		value
Cost and equity method investments	343	Income approach,	Discount rate(a)	8.0%-10.0% (9.4%)
		Business enterprise, Market comparables value	EBITDA multiple	1.8X-16.2X (7.8X)
Long-lived assets, including real estate	877	Income approach	Capitalization rate(b)	5.5%-15.3% (6.3%)
			Discount rate(a)	2.0%-19.0% (6.8%)

December 31, 2013
Recurring fair value measurements
Investment securities - Debt
U.S. corporate	$898	Income approach	Discount rate(a)	1.5%-13.3% (6.5%)
Asset-backed	6,854	Income approach	Discount rate(a)	1.2%-10.5% (3.7%)
Corporate ̶ non-U.S.	819	Income approach	Discount rate(a)	1.4%-46.0% (15.1%)
Other financial assets	288	Income approach,	WACC(c)	9.3%-9.3% (9.3%)
		Market comparables	Discount rate(a)	5.2%-5.3% (5.3%)
			EBITDA multiple	8.3X-12.5X (10.6X)

Non-recurring fair value measurements
Financing receivables and loans held for sale	$1,937	Income approach,	Capitalization rate(b)	5.5%-16.7% (8.0%)
		Business enterprise	EBITDA multiple	4.3X-5.5X (4.8X)
		value	Discount rate(a)	6.6%-6.6% (6.6%)
Cost and equity method investments	100	Income approach,	Discount rate(a)	5.7%-5.9% (5.8%)
		Market comparables	Capitalization rate(b)	8.5%-10.6% (10.0%)
			WACC(c)	9.3%-9.6% (9.4%)
			EBITDA multiple	7.1X-14.5X (11.3X)
			Revenue multiple	9.3X-12.6X (10.9X)
Long-lived assets, including real estate	691	Income approach	Capitalization rate(b)	5.4%-14.5% (7.8%)
			Discount rate(a)	4.0%-23.0% (8.8%)

(a)
Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

(b)
Represents the rate of return on net operating income that is considered acceptable for an investor and is used to determine a property's capitalized value. An increase in the capitalization rate would result in a decrease in the fair value.

(c)	Weighted average cost of capital (WACC).

At September 30, 2014 and December 31, 2013, other Level 3 recurring fair value measurements of $2,943 million and $2,813 million, respectively, and non-recurring measurements of $1,325 million and $1,426 million, respectively, are valued using non-binding broker quotes or other third-party sources. At September 30, 2014 and December 31, 2013, other recurring fair value measurements of $99 million and $173 million, respectively, and non-recurring fair value measurements of $93 million and $566 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

(30)

11. FINANCIAL INSTRUMENTS

The following table provides information about assets and liabilities not carried at fair value. The table excludes finance leases and non-financial assets and liabilities. Substantially all of the assets discussed below are considered to be Level 3. The vast majority of our liabilities' fair value can be determined based on significant observable inputs and thus considered Level 2. Few of the instruments are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity.

	September 30, 2014			December 31, 2013
		Assets (liabilities)			Assets (liabilities)
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
(In millions)	amount	amount (net)	fair value	amount	amount (net)	fair value

Assets
Loans	$ (a)	$212,454	$217,203	$ (a)	$226,293	$230,792
Other commercial mortgages	(a)	2,838	2,886	(a)	2,270	2,281
Loans held for sale	(a)	2,446	2,574	(a)	512	512
Other financial instruments(c)	(a)	812	1,224	(a)	1,622	2,203
Liabilities
Borrowings and bank deposits(b)(d)	(a)	(358,457)	(374,185)	(a)	(371,062)	(386,823)
Investment contract benefits	(a)	(3,007)	(3,584)	(a)	(3,144)	(3,644)
Guaranteed investment contracts	(a)	(1,265)	(1,273)	(a)	(1,471)	(1,459)
Insurance - credit life(e)	2,057	(100)	(87)	2,149	(108)	(94)

(a)	These financial instruments do not have notional amounts.
(b)	See Note 6.
(c)	Principally comprises cost method investments.
(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2014 and December 31, 2013 would have been reduced by $3,824 million and $2,284 million, respectively.

(e)	Net of reinsurance of $964 million and $1,250 million at September 30, 2014 and December 31, 2013, respectively.

Notional Amounts of Loan Commitments

(In millions)	September 30, 2014	December 31, 2013

Ordinary course of business lending commitments(a)	$4,511	$4,756
Unused revolving credit lines(b)
Commercial(c)	14,145	16,570
Consumer – principally credit cards	310,602	290,662

(a)	Excluded investment commitments of $1,007 million and $1,395 million at September 30, 2014 and December 31, 2013, respectively.
(b)	Excluded amounts related to inventory financing arrangements, which may be withdrawn at our option, of $15,972 million and $13,502 million at September 30, 2014 and December 31, 2013, respectively.
(c)
Included amounts related to commitments of $9,797 million and $11,629 million at September 30, 2014 and December 31, 2013, respectively, associated with secured financing arrangements that could have increased to a maximum of $12,241 million and $14,590 million at September 30, 2014 and December 31, 2013, respectively, based on asset volume under the arrangement.

(31)

Securities Repurchase and Reverse Repurchase Arrangements

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At September 30, 2014, we were party to repurchase agreements totaling $175 million, which were reported in short-term borrowings on the financial statements. We have had no repurchase agreements that were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At September 30, 2014, we were party to reverse repurchase agreements totaling $12.2 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $310,000 million, approximately 97% or $301,000 million is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.
(32)

Fair Value of Derivatives

	September 30, 2014		December 31, 2013
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$4,630	$874	$3,837	$1,989
Currency exchange contracts	2,424	471	1,746	958
Other contracts	-	-	-	-
	7,054	1,345	5,583	2,947

Derivatives not accounted for as hedges
Interest rate contracts	256	145	270	175
Currency exchange contracts	1,491	2,291	1,753	1,765
Other contracts	18	23	57	22
	1,765	2,459	2,080	1,962

Gross derivatives recognized in statement of
financial position
Gross derivatives	8,819	3,804	7,663	4,909
Gross accrued interest	1,200	35	1,227	241
	10,019	3,839	8,890	5,150

Amounts offset in statement of financial position
Netting adjustments(a)	(3,469)	(3,489)	(3,927)	(3,920)
Cash collateral(b)	(3,584)	(283)	(2,619)	(242)
	(7,053)	(3,772)	(6,546)	(4,162)

Net derivatives recognized in statement of
financial position
Net derivatives	2,966	67	2,344	988

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(2,966)	-	(1,838)	-

Net amount	$-	$67	$506	$988

Derivatives are classified in other assets and other liabilities and the related accrued interest is classified in other receivables and other liabilities in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At September 30, 2014 and December 31, 2013, the cumulative adjustment for non-performance risk was a gain (loss) of $20 million and $(7) million, respectively.

(b)	Excluded excess cash collateral received and posted of $76 million and $93 million, and $160 million and $37 million at September 30, 2014 and December 31, 2013, respectively.
(c)	Excluded excess securities collateral received of $95 million and $286 million at September 30, 2014 and December 31, 2013, respectively.

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

(33)

Earnings Effects of Fair Value Hedging Relationships

	Three months ended September 30
	2014		2013
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$341	$(350)	$(449)	$410
Currency exchange contracts	(8)	8	(4)	3

Fair value hedges resulted in $(9) million and $(40) million of ineffectiveness in the three months ended September 30, 2014 and 2013, respectively. In both the three months ended September 30, 2014 and 2013, there were insignificant amounts excluded from the assessment of effectiveness.

	Nine months ended September 30
	2014		2013
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$2,056	$(2,129)	$(4,290)	$4,236
Currency exchange contracts	(11)	10	(11)	10

Fair value hedges resulted in $(74) million and $(55) millions of ineffectiveness in the nine months ended September 30, 2014 and 2013, respectively. In both the nine months ended September 30, 2014 and 2013, there were insignificant amounts excluded from the assessment of effectiveness.

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

Gains (Losses) Recognized through AOCI

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended September 30		for the three months ended September 30
(In millions)	2014	2013	2014	2013

Interest rate contracts	$9	$(24)	$(53)	$(88)
Currency exchange contracts	(302)	25	(377)	67
Total(a)	$(293)	$1	$(430)	$(21)

(a)	Gain (loss) is recorded in revenues from services and interest when reclassified to earnings.

(34)

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the nine months ended September 30		for the nine months ended September 30
(In millions)	2014	2013	2014	2013

Interest rate contracts	$-	$(15)	$(182)	$(282)
Currency exchange contracts	(267)	263	(387)	186
Total(a)	$(267)	$248	$(569)	$(96)

(a)            Gain (loss) is recorded in revenues from services and interest when reclassified to earnings.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $69 million loss at September 30, 2014. We expect to transfer $195 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the nine months ended September 30, 2014 and 2013, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2014 and 2013, the maximum term of derivative instruments that hedge forecasted transactions was 18 years and 19 years, respectively. See Note 8 for additional information about reclassifications out of AOCI.

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

Gains (Losses) Recognized through CTA

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	three months ended September 30		three months ended September 30
(In millions)	2014	2013	2014	2013

Currency exchange contracts(a)	$2,792	$645	$(24)	$(169)

(a) Gain (loss) is recorded in revenues from services when reclassified out of AOCI.

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the nine months ended September 30		for the nine months ended September 30
(In millions)	2014	2013	2014	2013

Currency exchange contracts(a)	$2,194	$3,162	$(14)	$(278)

(a)            Gain (loss) is recorded in revenues from services when reclassified out of AOCI.

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(147) million and $(161) million in the three months ended September 30, 2014 and 2013, respectively, and $(458) million and $(514) million in the nine months ended September 30, 2014 and 2013, respectively, and were recorded in interest.
(35)

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the nine months ended September 30, 2014 on derivatives not designated as hedges were $(600) million composed of amounts related to interest rate contracts of $(24) million, currency exchange contracts of $(569) million, and other derivatives of $(7) million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the nine months ended September 30, 2013 on derivatives not designated as hedges were $(1,127) million composed of amounts related to interest rate contracts of $(82) million, currency exchange contracts of $(1,065) million, and other derivatives of $20 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $6,550 million at September 30, 2014, of which $3,584 million was cash and $2,966 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $283 million at September 30, 2014. At September 30, 2014, our exposure to counterparties (including accrued interest), net of collateral we hold, was insignificant. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $46 million at September 30, 2014. This excludes embedded derivatives.

(36)

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

Consolidated Variable Interest Entities
We consolidate VIEs because we have the power to direct the activities that significantly affect the VIE's economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

•
Trinity comprises two consolidated entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of GICs. The GICs include conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1. The outstanding GICs are subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC's ratings, among other things, and are reported in investment contracts, insurance liabilities and insurance annuity benefits.

•
Consolidated Securitization Entities (CSEs) were created to facilitate securitization of financial assets and other forms of asset-backed financing that serve as an alternative funding source by providing access to variable funding notes and term markets. The securitization transactions executed with these entities are similar to those used by many financial institutions and all are non-recourse. We provide servicing for substantially all of the assets in these entities.

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

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment with $1,552 million of assets and $690 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $681 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers' compensation coverage for GE with $1,222 million of assets and $578 million of liabilities.

(37)

Assets and Liabilities of Consolidated VIEs

			Consolidated Securitization Entities

			Credit				Trade
(In millions)	Trinity	(a)	cards	(b)	Equipment	(b)	receivables	Other	Total

September 30, 2014
Assets(c)
Financing receivables, net	$-		$25,043		$12,849		$3,044	$2,754	$43,690
Investment securities	2,451		-		-		-	1,049	3,500
Other assets	108		999	(d)	771		1	1,587	3,466
Total	$2,559		$26,042		$13,620		$3,045	$5,390	$50,656

Liabilities(c)
Borrowings	$-		$-		$-		$-	$543	$543
Non-recourse borrowings	-		15,091		10,763		2,479	447	28,780
Other liabilities	1,285		331		596		21	1,257	3,490
Total	$1,285		$15,422		$11,359		$2,500	$2,247	$32,813

December 31, 2013
Assets(c)
Financing receivables, net	$-		$24,766		$12,928		$2,509	$2,044	$42,247
Investment securities	2,786		-		-		-	1,044	3,830
Other assets	213		20		557		1	1,563	2,354
Total	$2,999		$24,786		$13,485		$2,510	$4,651	$48,431

Liabilities(c)
Borrowings	$-		$-		$-		$-	$597	$597
Non-recourse borrowings	-		15,363		10,982		2,180	49	28,574
Other liabilities	1,482		228		248		25	1,235	3,218
Total	$1,482		$15,591		$11,230		$2,205	$1,881	$32,389

(a)	Excluded intercompany advances from GECC to Trinity, which were eliminated in consolidation of $1,490 million and $1,837 million at September 30, 2014 and December 31, 2013, respectively.
(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At September 30, 2014 and December 31, 2013, the amounts of commingled cash owed to the CSEs were $3,040 million and $6,314 million, respectively, and the amounts owed to us by CSEs were $2,918 million and $5,540 million, respectively.

(c)
Asset amounts exclude intercompany receivables for cash collected on behalf of the entities by GECC as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities' liabilities. If these intercompany receivables were included in the table above, assets would be higher. In addition, other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

(d)	Included receivables required to be classified as held-for-sale following third-party notice to terminate a private label credit card program and purchase the program receivables.

Revenues from services from our consolidated VIEs were $1,871 million and $1,705 million in the three months ended September 30, 2014 and 2013, respectively, and $5,164 million and $5,137 million in the nine months ended September 30, 2014 and 2013, respectively. Related expenses consisted primarily of provisions for losses of $246 million and $175 million in the three months ended September 30, 2014 and 2013, respectively, and $814 million and $764 million in the nine months ended September 30, 2014 and 2013, respectively, and interest of $92 million and $85 million in three months ended September 30, 2014 and 2013, respectively, and $260 million and $269 million in the nine months ended September 30, 2014 and 2013, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.
(38)

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

Our largest exposure to any single unconsolidated VIE at September 30, 2014 is a $8,165 million investment in asset-backed securities issued by the Senior Secured Loan Program ("SSLP"), a fund that invests in high-quality senior secured debt of various middle-market companies. Other significant unconsolidated VIEs include investments in real estate entities ($1,749 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($2,400 million).

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: "Other assets" for investments accounted for under the equity method, and "Financing receivables – net" for debt financing provided to these entities.

Investments in Unconsolidated VIEs

(In millions)	September 30, 2014	December 31, 2013

Other assets and investment securities	$9,402	$9,089
Financing receivables – net	2,930	3,344
Total investments	12,332	12,433

Contractual obligations to fund investments or guarantees	2,526	2,731
Revolving lines of credit	164	31
Total	$15,022	$15,195

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment-grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.
(39)

13. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

Credit Quality Indicators

We provide further detailed information about the credit quality of our Commercial, Real Estate and Consumer financing receivables portfolios. For each portfolio, we describe the characteristics of the financing receivables and provide information about collateral, payment performance, credit quality indicators and impairment. We manage these portfolios using delinquency and nonaccrual data as key performance indicators. The categories used within this section such as impaired loans, troubled debt restructuring (TDR) and nonaccrual financing receivables are defined by the authoritative guidance and we base our categorization on the related scope and definitions contained in the related standards. The categories of nonaccrual and delinquent are used in our process for managing our financing receivables.

Past Due and Nonaccrual Financing Receivables

	September 30, 2014					December 31, 2013
	Over 30 days	Over 90 days				Over 30 days	Over 90 days
(In millions)	past due	past due		Nonaccrual		past due	past due		Nonaccrual

Commercial
CLL
Americas	$592	$376		$1,101		$755	$359		$1,275
International	1,563	846		1,013		1,490	820		1,459
Total CLL	2,155	1,222		2,114		2,245	1,179		2,734
Energy Financial Services	-	-		57		-	-		4
GECAS	-	-		153		-	-		-
Other	-	-		-		-	-		6
Total Commercial	2,155	1,222		2,324	(a)	2,245	1,179		2,744	(a)

Real Estate	284	247		1,628	(b)	247	212		2,551	(b)

Consumer
Non-U.S. residential mortgages	3,044	1,892		1,960		3,406	2,104		2,161
Non-U.S. installment and revolving credit	320	95		50		512	146		88
U.S. installment and revolving credit	2,372	1,038		2		2,442	1,105		2
Non-U.S. auto	73	10		19		89	13		18
Other	131	66		218		172	99		351
Total Consumer	5,940	3,101	(c)	2,249	(d)	6,621	3,467	(c)	2,620	(d)
Total	$8,379	$4,570		$6,201		$9,113	$4,858		$7,915
Total as a percent of financing receivables	3.5%	1.9%		2.6%		3.5%	1.9%		3.1%

(a)	Included $1,157 million and $1,397 million at September 30, 2014 and December 31, 2013, respectively, that are currently paying in accordance with their contractual terms.
(b)	Included $1,355 million and $2,308 million at September 30, 2014 and December 31, 2013, respectively, that are currently paying in accordance with their contractual terms.
(c)
Included $1,134 million and $1,197 million of Consumer loans at September 30, 2014 and December 31, 2013, respectively, that are over 90 days past due and continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due.

(d)	Included $234 million and $324 million at September 30, 2014 and December 31, 2013, respectively, that are currently paying in accordance with their contractual terms.

(40)

Impaired Loans and Related Reserves

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

September 30, 2014

Commercial
CLL
Americas	$1,508	$1,987	$1,694	$235	$365	$64	$287
International(a)	1,064	3,009	1,139	312	445	125	508
Total CLL	2,572	4,996	2,833	547	810	189	795
Energy Financial Services	57	58	19	-	-	-	26
GECAS	61	61	27	-	-	-	19
Other	-	-	1	-	-	-	1
Total Commercial(b)	2,690	5,115	2,880	547	810	189	841

Real Estate(c)	1,994	2,315	2,468	478	631	27	778

Consumer(d)	131	173	115	2,369	2,503	484	2,673
Total	$4,815	$7,603	$5,463	$3,394	$3,944	$700	$4,292

December 31, 2013

Commercial
CLL
Americas	$1,670	$2,187	$2,154	$417	$505	$96	$509
International(a)	1,104	3,082	1,136	691	1,059	231	629
Total CLL	2,774	5,269	3,290	1,108	1,564	327	1,138
Energy Financial Services	-	-	-	4	4	1	2
GECAS	-	-	-	-	-	-	1
Other	2	3	9	4	4	-	5
Total Commercial(b)	2,776	5,272	3,299	1,116	1,572	328	1,146

Real Estate(c)	2,615	3,036	3,058	1,245	1,507	74	1,688

Consumer(d)	109	153	98	2,879	2,948	567	3,058
Total	$5,500	$8,461	$6,455	$5,240	$6,027	$969	$5,892

(a)
Write-offs to net realizable value are recognized against the allowance for losses primarily in the reporting period in which management has deemed all or a portion of the financing receivable to be uncollectible, but not later than 360 days after initial recognition of a specific reserve for a collateral dependent loan. However, in accordance with regulatory standards that are applicable in Italy, commercial loans are considered uncollectible when there is demonstrable evidence of the debtor's insolvency, which may result in write-offs occurring beyond 360 days after initial recognition of a specific reserve.

(b)
We recognized $139 million, $218 million and $173 million of interest income, including none, $60 million and $53 million on a cash basis, in the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013, respectively, principally in our CLL Americas business. The total average investment in impaired loans for the nine months ended September 30, 2014 and the year ended December 31, 2013 was $3,721 million and $4,445 million, respectively.

(c)
We recognized $47 million, $187 million and $161 million of interest income, including none, $135 million and $132 million on a cash basis, in the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013, respectively. The total average investment in impaired loans for the nine months ended September 30, 2014 and the year ended December 31, 2013 was $3,246 million and $4,746 million, respectively.

(d)
We recognized $135 million, $221 million and $166 million of interest income, including $3 million, $3 million and $3 million on a cash basis, in the nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013, respectively, principally in our Consumer-U.S. installment and revolving credit portfolios. The total average investment in impaired loans for the nine months ended September 30, 2014 and the year ended December 31, 2013 was $2,788 million and $3,156 million, respectively.

(41)

(In millions)	Non-impaired financing receivables	General reserves	Impaired loans	Specific reserves

September 30, 2014

Commercial	$118,283	$637	$3,237	$189
Real Estate	17,327	127	2,472	27
Consumer	98,756	3,706	2,500	484
Total	$234,366	$4,470	$8,209	$700

December 31, 2013

Commercial	$125,377	$677	$3,892	$328
Real Estate	16,039	118	3,860	74
Consumer	106,051	3,414	2,988	567
Total	$247,467	$4,209	$10,740	$969

Impaired loans classified as TDRs in our CLL business were $2,276 million and $2,961 million at September 30, 2014 and December 31, 2013, respectively, and were primarily attributable to CLL Americas ($1,312 million and $1,770 million, respectively). For the nine months ended September 30, 2014, we modified $777 million of loans classified as TDRs, primarily in CLL Americas ($428 million). Changes to these loans primarily included extensions, interest only payment periods, debt to equity exchange and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $1,133 million and $1,808 million of modifications classified as TDRs in the twelve months ended September 30, 2014 and 2013, respectively, $33 million and $80 million have subsequently experienced a payment default in the nine months ended September 30, 2014 and 2013, respectively.

Real Estate TDRs decreased from $3,625 million at December 31, 2013 to $2,338 million at September 30, 2014, primarily driven by resolution of TDRs through paydowns. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the nine months ended September 30, 2014, we modified $531 million of loans classified as TDRs. Changes to these loans primarily included forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $768 million and $2,089 million of modifications classified as TDRs in the twelve months ended September 30, 2014 and 2013, respectively, $311 million and $282 million have subsequently experienced a payment default in the nine months ended September 30, 2014 and 2013, respectively.

Impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $2,500 million (with an unpaid principal balance of $2,676 million) and comprised $131 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,369 million with a specific allowance of $484 million at September 30, 2014. The impaired loans with a specific allowance included $134 million with a specific allowance of $17 million in our Consumer–Other portfolio and $2,235 million with a specific allowance of $467 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,503 million and $2,673 million, respectively, at September 30, 2014.

(42)

Impaired loans classified as TDRs in our Consumer business were $2,428 million and $2,874 million at September 30, 2014 and December 31, 2013, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the nine months ended September 30, 2014, we modified $788 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $442 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $346 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $1,074 million and $1,576 million of modifications classified as TDRs in the twelve months ended September 30, 2014 and 2013, respectively, $95 million and $215 million have subsequently experienced a payment default in the nine months ended September 30, 2014 and 2013, respectively.

Supplemental Credit Quality Information

Commercial

Substantially all of our Commercial financing receivables portfolio is secured lending and we assess the overall quality of the portfolio based on the potential risk of loss measure. The metric incorporates both the borrower's credit quality along with any related collateral protection.

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

(43)

Commercial Financing Receivables by Risk Category

	Secured
(In millions)	A	B	C	Total

September 30, 2014

CLL
Americas	$63,828	$1,279	$1,409	$66,516
International	41,030	609	1,030	42,669
Total CLL	104,858	1,888	2,439	109,185
Energy Financial Services	2,686	55	30	2,771
GECAS	8,236	106	107	8,449
Other	134	-	-	134
Total	$115,914	$2,049	$2,576	$120,539

December 31, 2013

CLL
Americas	$65,545	$1,587	$1,554	$68,686
International	44,930	619	1,237	46,786
Total CLL	110,475	2,206	2,791	115,472
Energy Financial Services	2,969	9	-	2,978
GECAS	9,175	50	152	9,377
Other	318	-	-	318
Total	$122,937	$2,265	$2,943	$128,145

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

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in CLL International. At September 30, 2014 and December 31, 2013, these financing receivables included $342 million and $313 million rated A, $402 million and $580 million rated B, and $237 million and $231 million rated C, respectively.

(44)

Real Estate

Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios (the ratio of the outstanding debt on a property to the re-indexed value of that property) provide the best indicators of the credit quality of the portfolio.

	Loan-to-value ratio
	September 30, 2014			December 31, 2013
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$16,564	$1,044	$1,368	$15,576	$1,300	$2,111

The credit quality of the owner occupied/credit tenant portfolio is primarily influenced by the strength of the borrower's general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio. As of September 30, 2014, the balances of our owner occupied/credit tenant portfolio with an internal risk rating of A, B and C approximated $575 million, $142 million and $106 million, respectively, as compared to the December 31, 2013, balances of $571 million, $179 million and $162 million, respectively.

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

Consumer

At September 30, 2014, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 60 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 65% relate to credit card loans that are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 35% are sales finance receivables that provide financing to customers in areas such as electronics, recreation, medical and home improvement.

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

	Loan-to-value ratio
	September 30, 2014			December 31, 2013
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$15,640	$4,647	$7,387	$17,224	$5,130	$8,147

(45)

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 71% and 56%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. We have third-party mortgage insurance for about 22% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at September 30, 2014. Such loans were primarily originated in France and the U.K.

Installment and Revolving Credit

We assess overall credit quality using internal and external credit scores. For our U.S. installment and revolving credit portfolio we use Fair Isaac Corporation ("FICO") scores. FICO scores are generally obtained at origination of the account and are refreshed at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three categories; (a) 661 or higher, which are considered the strongest credits; (b) 601 to 660, which are considered moderate credit risk; and (c) 600 or less, which are considered weaker credits.

	Refreshed FICO score
	September 30, 2014			December 31, 2013
	661 or	601 to	600 or	661 or	601 to	600 or
(In millions)	higher	660	less	higher	660	less

U.S. installment and
revolving credit	$39,998	$11,051	$4,209	$40,079	$11,142	$4,633

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

	Internal ratings translated to approximate credit bureau equivalent score
	September 30, 2014			December 31, 2013
	671 or	626 to	625 or	671 or	626 to	625 or
(In millions)	higher	670	less	higher	670	less

Non-U.S. installment and
revolving credit	$6,026	$2,183	$1,889	$8,310	$2,855	$2,512
Non-U.S. auto	1,274	152	162	1,395	373	286

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

Consumer – Other

We develop our internal risk ratings for this portfolio in a manner consistent with the process used to develop our Commercial credit quality indicators, described above. We use the borrower's credit quality and underlying collateral strength to determine the potential risk of loss from these activities.

At September 30, 2014, Consumer – Other financing receivables of $5,843 million, $325 million and $470 million were rated A, B and C, respectively. At December 31, 2013, Consumer – Other financing receivables of $6,137 million, $315 million and $501 million were rated A, B and C, respectively.
(46)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations attributable to GECC simply as "revenues" and "earnings" throughout this Management's Discussion and Analysis. Similarly, discussion of other matters in our condensed, consolidated financial statements relates to continuing operations unless otherwise indicated.

We have reclassified certain prior-period amounts to conform to the current-period presentation.

OVERVIEW

General Electric Capital Corporation (GE Capital or GECC) businesses offer a broad range of financial services and products worldwide for businesses of all sizes. Services include commercial loans and leases, fleet management, financial programs, credit cards, personal loans and other financial services. GE Capital further reduced its ending net investment (ENI), excluding cash and equivalents, to $365 billion at September 30, 2014. As a result, we are a diversely funded and smaller, more focused finance company with strong positions in several commercial mid-market and consumer financing segments, which are described in the Segment Operations Section below.

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

During the second quarter of 2014, we committed to sell GE Money Bank AB, our consumer finance business in Sweden, Denmark and Norway (GEMB – Nordic) to Santander. The transaction is targeted to close in the fourth quarter of 2014.

On August 5, 2014, we completed the initial public offering (IPO) of our North American Retail Finance business, Synchrony Financial, as a first step in a planned, staged exit from that business.  Synchrony Financial closed the IPO of 125 million shares of common stock at a price to the public of $23.00 per share and on September 3, 2014, Synchrony Financial issued an additional 3.5 million shares of common stock pursuant to an option granted to the underwriters in the IPO (Underwriters' Option).  We received net proceeds from the IPO and the Underwriters' Option of $2.8 billion, which remain at Synchrony Financial. Following the closing of the IPO and the Underwriters' Option, we currently own approximately 85% of Synchrony Financial and as a result, GECC will continue to consolidate the business. In addition, in August 2014, Synchrony Financial completed issuances of $3.6 billion of senior unsecured debt with maturities up to 10 years and $8.0 billion of unsecured term loans maturing in 2019 under the New Bank Term Loan Facility with third party lenders.

On October 13, 2014, we announced that GE Capital Aviation Services signed an agreement to acquire Milestone Aviation Group, a helicopter leasing business, for approximately $1.8 billion. The transaction remains subject to customary closing conditions and regulatory approval, and is targeted to close in 2015.

(47)

Revenues decreased 1% and net earnings decreased 22% in the three months ended September 30, 2014. Revenues decreased as a result of organic revenue declines and the effects of dispositions, partially offset by higher gains and lower impairments. Net earnings reflected core decreases, higher provisions for losses on financing receivables and the effects of dispositions, partially offset by higher gains and lower impairments.

Revenues decreased 5% and net earnings decreased 9% in the nine months ended September 30, 2014. Revenues decreased as a result of organic revenue declines, primarily due to lower ENI, the effects of dispositions and lower gains, partially offset by lower impairments. Net earnings reflected core decreases, the effects of dispositions and lower gains, partially offset by lower impairments and lower provisions for losses on financing receivables.

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

Segment profit excludes results reported as discontinued operations, the portion of earnings attributable to noncontrolling interests of consolidated subsidiaries, GECC preferred stock dividends declared and accounting changes. Segment profit, which we sometimes refer to as "net earnings", includes interest and income taxes. GE allocates certain corporate costs to its segments based on an estimate of expected benefit to the respective segment relative to total GE. Factors considered in the determination of relative benefit include a segment's direct costs and number of employees compared to the total direct costs and number of employees for all segments.
(48)

Summary of Operating Segments
(Unaudited)
	Three months ended September 30			Nine months ended September 30
(Dollars in millions)	2014	2013	V %	2014	2013	V% %

Revenues
CLL	$3,681	$3,677	-%	$10,874	$11,091	(2)%
Consumer	3,622	3,683	(2)%	10,822	11,158	(3)%
Real Estate	697	689	1%	1,992	3,218	(38)%
Energy Financial Services	344	438	(21)%	1,120	1,084	3%
GECAS	1,262	1,312	(4)%	3,952	3,973	(1)%
Total segment revenues	9,606	9,799	(2)%	28,760	30,524	(6)%
Corporate items and eliminations	845	807	5%	2,453	2,466	(1)%
Total revenues	$10,451	$10,606	(1)%	$31,213	$32,990	(5)%

Segment profit
CLL	$617	$479	29%	$1,722	$1,702	1%
Consumer	621	898	(31)%	1,879	2,262	(17)%
Real Estate	175	464	(62)%	703	1,589	(56)%
Energy Financial Services	61	150	(59)%	290	293	(1)%
GECAS	133	173	(23)%	828	825	-%
Total segment profit	1,607	2,164	(26)%	5,422	6,671	(19)%
Corporate items and eliminations	(115)	(261)	56%	(133)	(906)	85%
Earnings from continuing operations
attributable to GECC	1,492	1,903	(22)%	5,289	5,765	(8)%
Preferred stock dividends declared	-	-	-%	(161)	(135)	(19)%
Earnings from continuing operations attributable
to GECC common shareowner	1,492	1,903	(22)%	5,128	5,630	(9)%
Earnings (loss) from discontinued operations,
net of taxes	57	(91)	F	33	(334)	F
Net earnings attributable to GECC
common shareowner	$1,549	$1,812	(15)%	$5,161	$5,296	(3)%

(In millions)	September 30, 2014	December 31, 2013	September 30, 2013

Assets
CLL	$170,478	$174,357	$170,310
Consumer	140,529	132,236	134,645
Real Estate	36,485	38,744	39,947
Energy Financial Services	16,197	16,203	18,135
GECAS	42,960	45,876	47,172
Corporate items and eliminations	100,265	109,413	110,519
Total Assets	$506,914	$516,829	$520,728

Additional Information - Geographic Operations of CLL

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Revenues
Americas	$2,304	$2,514	$7,123	$7,401
International(a)	1,377	1,163	3,792	3,690
Other	-	-	(41)	-

Segment profit
Americas	$381	$488	$1,313	$1,360
International(a)	275	58	560	475
Other	(39)	(67)	(151)	(133)

(In millions)		September 30, 2014	December 31, 2013	September 30, 2013

Total assets
Americas		$107,084	$105,496	$105,179
International(a)		59,093	64,557	60,829
Other		4,301	4,304	4,302

(a)	During the first quarter of 2014, we combined our CLL Europe and CLL Asia portfolios into CLL International. Prior-period amounts were reclassified to conform to the current period presentation.

(49)

CLL

CLL revenues were flat and net earnings increased 29% in the three months ended September 30, 2014. Net earnings increased reflecting lower impairments ($0.1 billion) and core increases.

CLL revenues decreased 2% and net earnings increased 1% in the nine months ended September 30, 2014. Revenues decreased as a result of organic revenue declines ($0.4 billion) and the effects of dispositions ($0.2 billion), partially offset by lower impairments ($0.4 billion). Net earnings increased reflecting lower impairments ($0.4 billion) and lower provisions for losses on financing receivables ($0.1 billion), partially offset by core decreases ($0.3 billion) and the effects of dispositions ($0.2 billion).

Consumer

Consumer revenues decreased 2% and net earnings decreased 31% in the three months ended September 30, 2014. Revenues decreased as a result of the effects of dispositions ($0.1 billion), partially offset by organic revenue growth. The decrease in net earnings resulted primarily from higher provisions for losses on financing receivables ($0.1 billion), core decreases ($0.1 billion) and the effects of dispositions ($0.1 billion).

Consumer revenues decreased 3% and net earnings decreased 17% in the nine months ended September 30, 2014. Revenues decreased as a result of the effects of dispositions ($0.3 billion), partially offset by lower impairments ($0.1 billion). The decrease in net earnings resulted primarily from core decreases ($0.3 billion) and the effects of dispositions ($0.2 billion), partially offset by lower provisions for losses on financing receivables ($0.1 billion).

Real Estate

Real Estate revenues increased 1% and net earnings decreased 62% in the three months ended September 30, 2014. Revenues increased as a result of increases in net gains on property sales ($0.1 billion), partially offset by organic revenue declines ($0.1 billion). Net earnings decreased as a result of core decreases ($0.3 billion), including lower tax benefits ($0.3 billion) and higher impairments ($0.1 billion), partially offset by increases in net gains on property sales ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.1 billion in both the three months ended September 30, 2014 and 2013, respectively.

Real Estate revenues decreased 38% and net earnings decreased 56% in the nine months ended September 30, 2014. Revenues decreased as a result of decreases in net gains on property sales ($0.9 billion) mainly due to the 2013 sale of real estate comprising certain floors located at 30 Rockefeller Center, New York and organic revenue declines ($0.3 billion). Net earnings decreased as a result of core decreases ($0.9 billion), including decreases in net gains on property sales ($0.5 billion) and lower tax benefits ($0.4 billion), partially offset by lower provisions for losses on financing receivables and lower impairments associated with the strategic decision to exit certain equity platforms in 2013. Depreciation expense on real estate equity investments totaled $0.2 billion and $0.4 billion in the nine months ended September 30, 2014 and 2013, respectively.

Energy Financial Services

Energy Financial Services revenues decreased 21% and net earnings decreased 59% in the three months ended September 30, 2014. Revenues decreased as a result of lower gains ($0.1 billion) and higher impairments, partially offset by organic revenue growth. The decrease in net earnings resulted primarily from lower gains, core decreases and higher impairments.

Energy Financial Services revenues increased 3% and net earnings decreased 1% in the nine months ended September 30, 2014. Revenues increased as a result of organic revenue growth ($0.3 billion) and higher gains ($0.1 billion), partially offset by the effects of dispositions ($0.1 billion) and higher impairments ($0.1 billion). The decrease in net earnings resulted primarily from higher impairments ($0.1 billion) and the effects of dispositions ($0.1 billion), partially offset by core increases ($0.1 billion) and higher gains.
(50)

GECAS

GECAS revenues decreased 4% and net earnings decreased 23% in the three months ended September 30, 2014. Revenues decreased as a result of organic revenue declines ($0.1 billion), partially offset by higher gains. The decrease in net earnings resulted primarily from core decreases ($0.1 billion), partially offset by higher gains.

GECAS revenues decreased 1% and net earnings were flat in the nine months ended September 30, 2014. Revenues decreased as a result of organic revenue declines ($0.2 billion), partially offset by higher gains ($0.1 billion).

Corporate Items and Eliminations

Corporate items and eliminations include $0.1 billion of Treasury operations income and an insignificant amount of Treasury operations expenses for both the three months and nine months ended September 30, 2014 and 2013, respectively. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

Corporate items and eliminations include adjustments in the nine months ended September 30, 2014 and 2013, to bring our nine month tax rates in line with the projected full year tax rate.

Certain amounts included in corporate items and eliminations are not allocated to the five operating businesses because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included an insignificant amount in both the three months ended September 30, 2014 and 2013 and $0.1 billion in both the nine months ended September 30, 2014 and 2013, respectively, primarily related to restructuring, rationalization and other charges.

INCOME TAXES

The provision for income taxes was an insignificant expense for the three months ended September 30, 2014 (an effective tax rate of 2.9%), a slight increase in expense from the three months ended September 30, 2013 (an effective tax rate of 0.2%). The net increase in tax expense is primarily attributable to decreased benefits from lower-taxed global operations partially offset by lower income taxed at rates above the average rate.

The provision for income taxes was an insignificant expense for the first nine months of 2014 (an effective tax rate of 0.5%), compared with a $0.1 billion expense for the first nine months of 2013 (an effective tax rate of 1.7%). The decrease in tax expense is primarily attributable to the 2014 year-to-date adjustment to bring our nine month tax rate in line with the projected full year tax rate that was significantly lower than the similar adjustment in 2013, and lower income taxed at rates above the average rate. Our projected full year rate includes the planned tax efficient disposition of GEMB-Nordic that became classified as held for sale in the second quarter and which is now expected to close in the fourth quarter. The decrease was partially offset by decreased benefits from lower-taxed global operations including the absence of the 2013 benefits from enactment, discussed below, of the extension of the U.S. tax provision deferring tax on active financial services income.

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

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE's tax payments are due.

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

(51)

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

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including the expiration of the U.S. tax law provision deferring tax on active financial services income. If this provision is not extended, our tax rate will increase significantly after 2014. In addition, since this benefit depends on management's intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer intend to indefinitely reinvest foreign earnings.

DISCONTINUED OPERATIONS

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013

Earnings (loss) from discontinued operations,
net of taxes	$57	$(91)	$33	$(334)

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

Earnings from discontinued operations, net of taxes, in the three months ended September 30, 2014 primarily reflect a $0.1 billion tax benefit related to the extinguishment of our loss-sharing arrangement for excess interest claims associated with the 2008 sale of GE Money Japan.

Earnings from discontinued operations, net of taxes, in the nine months ended September 30, 2014 primarily reflect a $0.1 billion tax benefit related to the extinguishment of our loss-sharing arrangement for excess interest claims associated with the 2008 sale of GE Money Japan, offset by a $0.1 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

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
(52)

STATEMENT OF FINANCIAL POSITION

Major changes in our financial position for the nine months ended September 30, 2014 resulted from the following:
·	The U.S. dollar was stronger against most major currencies at September 30, 2014 than at December 31, 2013, decreasing the translated levels of our non-U.S. dollar assets and liabilities.
·
Consistent with our effort to reduce our balance sheet, collections (which includes sales) on financing receivables exceeded originations by $1.0 billion and net repayments exceeded new issuances of total borrowings by $17.9 billion.

·	The Bank deposits balance increased $7.5 billion, primarily due to increases at Synchrony Financial.
·	We committed to sell GEMB-Nordic with assets of $3.2 billion and liabilities of $0.9 billion.

STATEMENT OF CASH FLOWS

Cash from operating activities was $11.7 billion and $11.8 billion for the nine months ended September 30, 2014 and 2013, respectively. Cash from operating activities decreased $0.1 billion compared with the same period in 2013 primarily due to a $2.4 billion decrease driven by net tax payments in 2014 compared with net tax refunds in 2013 coupled with a decrease in cash generated from net earnings in 2014, partially offset by a decrease in net cash collateral activity with counterparties on derivative contracts of $4.2 billion.

Cash from investing activities was $3.7 billion and $28.3 billion for the nine months ended September 30, 2014 and 2013, respectively. Cash from investing activities decreased $24.6 billion compared with the same period in 2013 primarily due to lower collections (which includes sales) exceeding originations of financing receivables of $7.6 billion, the 2013 acquisition of MetLife Bank, N.A., resulting in net cash provided of $6.4 billion, lower cash settlements on derivative instruments of $3.4 billion, lower net maturities of investment securities of $2.0 billion, the payment of our obligation to the buyer of GE Money Japan of $1.7 billion and lower net loan repayments from our equity method investments of $1.6 billion.

Cash used for financing activities was $9.0 billion and $24.7 billion for the nine months ended September 30, 2014 and 2013, respectively. Cash used for financing activities decreased $15.7 billion compared with the same period in 2013 primarily due to a net increase in deposits at our banks of $11.2 billion and proceeds received from the initial public offering of Synchrony Financial of $2.8 billion. Additionally, lower net repayments of borrowings of $1.0 billion was driven by net cash provided from the issuances of unsecured term loans of $7.5 billion and senior unsecured debt of $3.6 billion at Synchrony Financial, partially offset by higher repayments on other borrowings of $10.1 billion.

We pay dividends to GE through a distribution of our retained earnings, including special dividends from proceeds of certain business sales. We paid dividends totaling $2.2 billion and $3.9 billion, including special dividends of $0.7 billion and $3.0 billion to GE for the nine months ended September 30, 2014 and 2013, respectively. There were preferred stock dividend payments of $0.2 billion and $0.1 billion in the nine months ended September 30, 2014 and 2013, respectively.

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
(53)

Our 2014 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($39.2 billion at December 31, 2013), through issuance of long-term debt and reissuance of commercial paper, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $12.0 billion in the third quarter of 2014. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the third quarter of 2014, we earned interest income on financing receivables of $4.7 billion, which more than offset interest expense of $2.1 billion.

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

We had cash and equivalents of $79.9 billion at September 30, 2014 that were available to meet our needs.

We had committed, unused credit lines totaling $44.5 billion that were extended to us by 49 financial institutions at September 30, 2014. GECC can borrow up to $44.5 billion under all of these credit lines. GE can borrow up to $13.7 billion under certain of these credit lines. These lines include $25.4 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $19.1 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.

Cash and equivalents of $51.9 billion at September 30, 2014 were held by non-U.S. subsidiaries. Of this amount, none was considered indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year.

At September 30, 2014, cash and equivalents of about $24 billion were in regulated banks and insurance entities and were subject to regulatory restrictions.

If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

Funding Plan

GE reduced its GE Capital ENI, excluding cash and equivalents, to $365 billion at September 30, 2014.

During the first nine months of 2014, we completed issuances of $9.4 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 23 years. In addition, in August 2014, Synchrony Financial completed issuances of $3.6 billion of senior unsecured debt with maturities up to 10 years and $8.0 billion of unsecured term loans maturing in 2019 under the New Bank Term Loan Facility with third party lenders. Average commercial paper borrowings during the third quarter were $25.1 billion and the maximum amount of commercial paper borrowings outstanding during the third quarter was $25.1 billion. Our commercial paper maturities are funded principally through new commercial paper issuances.

We securitize financial assets as an alternative source of funding. During 2014, we completed $9.4 billion of non-recourse issuances and $9.3 billion of non-recourse borrowings matured. At September 30, 2014, consolidated non-recourse securitization borrowings were $30.2 billion.

We have 9 deposit-taking banks outside of the U.S. and two deposit-taking banks in the U.S. – Synchrony Bank (formerly GE Capital Retail Bank), a Federal Savings Bank (FSB), and GE Capital Bank, an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms up to 10 years.

(54)

Total alternative funding at September 30, 2014 was $117.4 billion, composed mainly of $60.8 billion of bank deposits, $30.2 billion of non-recourse securitization borrowings, $7.3 billion of funding secured by real estate, aircraft and other collateral and $5.8 billion of GE Interest Plus notes. The comparable amount of total alternative funding at December 31, 2013 was $107.5 billion.

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where we have the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on our liquidity profile and other factors. During 2014 we called $0.4 billion of long-term debt.

Income Maintenance Agreement

GE provides implicit and explicit support to GECC through commitments, capital contributions and operating support. For example, and as discussed below, GE has committed to keep GECC's ratio of earnings to fixed charges above a minimum level. GECC's credit rating is higher than it would be on a stand-alone basis as a result of this financial support. GECC currently does not pay GE for this support.

As set forth in Exhibit 12 hereto, GECC's ratio of earnings to fixed charges was 1.78:1 during the nine months ended September 30, 2014.

PORTFOLIO QUALITY

Investment Securities

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in Trinity, and investments held in our CLL business collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.

The fair value of investment securities increased to $46.7 billion at September 30, 2014 from $43.7 billion at December 31, 2013, reflecting higher net unrealized gains in U.S. Corporate and State and Municipal securities driven by lower interest rates in the U.S.

Total pre-tax, other-than-temporary impairment losses recognized in earnings during the three months ended September 30, 2014 and September 30, 2013 were an insignificant amount and $0.1 billion, respectively. The 2013 amount primarily related to credit losses on corporate debt securities and other-than-temporary impairment on equity securities.
Total pre-tax, other-than-temporary impairment losses recognized in earnings during the nine months ended September 30, 2014 and September 30, 2013 were an insignificant amount and $0.5 billion, respectively. The 2013 amount primarily related to credit losses on corporate debt securities and other-than-temporary impairment on equity securities.

For additional information, see Note 3 to the condensed, consolidated financial statements.
(55)

Financing Receivables

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our commercial portfolio primarily comprises senior secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, which for our CLL business primarily include: industrial-related facilities and equipment, vehicles, corporate aircraft and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment and healthcare industries. The portfolios in our Real Estate, GECAS and Energy Financial Services businesses are collateralized by commercial real estate, commercial aircraft and operating assets in the global energy and water industries, respectively. We are in a secured position for substantially all of our commercial portfolio.

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

For purposes of the discussion that follows, "delinquent" receivables are those that are 30 days or more past due based on their contractual terms. Loans purchased at a discount are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. "Nonaccrual" financing receivables are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts, for which we continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in Notes 4 and 13 to the condensed, consolidated financial statements.
(56)

	Financing receivables at		Nonaccrual receivables at			Allowance for losses at
(In millions)	September 30, 2014	December 31, 2013	September 30, 2014		December 31, 2013	September 30, 2014	December 31, 2013

Commercial
CLL
Americas	$66,871	$69,036	$1,101		$1,275	$426	$473
International(a)	43,268	47,431	1,013		1,459	379	505
Total CLL	110,139	116,467	2,114		2,734	805	978
Energy
Financial Services	2,798	3,107	57		4	6	8
GECAS	8,449	9,377	153		-	15	17
Other	134	318	-		6	-	2
Total Commercial	121,520	129,269	2,324		2,744	826	1,005

Real Estate	19,799	19,899	1,628		2,551	154	192

Consumer
Non-U.S. residential
mortgages(b)	27,674	30,501	1,960		2,161	439	358
Non-U.S. installment
and revolving credit	10,098	13,677	50		88	445	594
U.S. installment
and revolving credit	55,258	55,854	2		2	3,053	2,823
Non-U.S. auto	1,588	2,054	19		18	147	56
Other	6,638	6,953	218		351	106	150
Total Consumer	101,256	109,039	2,249		2,620	4,190	3,981

Total	$242,575	$258,207	$6,201	(c)	$7,915	$5,170	$5,178

(a)
Write-offs to net realizable value are recognized against the allowance for losses primarily in the reporting period in which management has deemed all or a portion of the financing receivable to be uncollectible, but not later than 360 days after initial recognition of a specific reserve for a collateral dependent loan. In accordance with regulatory standards that are applicable in Italy, commercial loans are considered uncollectible when there is demonstrable evidence of the debtor's insolvency, which may result in write-offs occurring beyond 360 days after initial recognition of a specific reserve.

(b)
Included financing receivables of $11,555 million and $12,401 million, nonaccrual receivables of $895 million and $965 million and allowance for losses of $179 million and $126 million at September 30, 2014 and December 31, 2013, respectively, primarily related to loans, net of credit insurance, whose terms permitted repayments that are less than the repayments for fully amortizing loans and high loan-to-value ratios at inception (greater than 90%). At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, about 85% are in our U.K. and France portfolios, which have a delinquency rate of 14%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 78% and 65%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. At September 30, 2014, 13% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(c)	Of our $6.2 billion nonaccrual loans of September 30, 2014, $2.7 billion are currently paying in accordance with the contractual terms.

The portfolio of financing receivables, before allowance for losses, was $242.6 billion at September 30, 2014, and $258.2 billion at December 31, 2013. Financing receivables, before allowance for losses, decreased $15.6 billion from December 31, 2013, primarily as a result of write-offs ($3.9 billion), the stronger U.S. dollar ($3.3 billion), the reclassification of GEMB-Nordic to held for sale ($2.9 billion) and collections (which includes sales) exceeding originations ($1.0 billion).

Related nonaccrual receivables totaled $6.2 billion (2.6% of outstanding receivables) at September 30, 2014 compared with $7.9 billion (3.1% of outstanding receivables), at December 31, 2013. Nonaccrual receivables decreased from December 31, 2013 primarily due to payoffs, collections and write-offs in our Real Estate and CLL portfolios.

The allowance for losses remained constant at $5.2 billion at September 30, 2014 representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased at Commercial and Real Estate, primarily as a result of write-offs and resolutions.  These decreases were offset by increases at Consumer, primarily as a result of an increase in the projected net write-offs over the next 12 months in the U.S. and the effects of recent legislation on consumer pricing in Hungary, partially offset by the reclassification of GEMB-Nordic to held for sale.  These factors also resulted in an increase in allowance for losses as a percent of total financing receivables from 2.0% at December 31, 2013 to 2.1% at September 30, 2014. Further information about the allowance for losses for each of our portfolios is provided below.
(57)

Selected Ratios Related to Nonaccrual Financing Receivables and the Allowance for Losses

	Nonaccrual financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	total financing receivables at		nonaccrual financing receivables at		total financing receivables at

	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

Commercial
CLL
Americas	1.7%	1.8%	38.7%	37.1%	0.6%	0.7%
International	2.3	3.1	37.4	34.6	0.9	1.1
Total CLL	1.9	2.3	38.1	35.8	0.7	0.8
Energy Financial
Services	2.0	0.1	10.5	200.0	0.2	0.3
GECAS	1.8	-	9.8	-	0.2	0.2
Other	-	1.9	-	33.3	-	0.6
Total Commercial	1.9	2.1	35.5	36.6	0.7	0.8

Real Estate	8.2	12.8	9.5	7.5	0.8	1.0

Consumer
Non-U.S. residential
mortgages(a)	7.1	7.1	22.4	16.6	1.6	1.2
Non-U.S. installment
and revolving credit	0.5	0.6	890.0	675.0	4.4	4.3
U.S. installment and
revolving credit	-	-	(b)	(b)	5.5	5.1
Non-U.S. auto(c)	1.2	0.9	773.7	311.1	9.3	2.7
Other	3.3	5.0	48.6	42.7	1.6	2.2
Total Consumer	2.2	2.4	186.3	151.9	4.1	3.7

Total	2.6	3.1	83.4	65.4	2.1	2.0

(a)
Included nonaccrual financing receivables as a percent of financing receivables of 7.7% and 7.8%, allowance for losses as a percent of nonaccrual receivables of 20.0% and 13.0% and allowance for losses as a percent of total financing receivables of 1.5%  and 1.0%  at September 30, 2014 and December 31, 2013, respectively, primarily related to loans, net of credit insurance, whose terms permitted repayments that are less than the repayments for fully amortizing loans and high loan-to-value ratios at inception (greater than 90%). Compared to the overall Non-U.S. residential mortgage loan portfolio, the ratio of allowance for losses as a percent of nonaccrual financing receivables for these loans is lower, driven primarily by the higher mix of such products in the U.K. and France portfolios and as a result of the better performance and collateral realization experience in these markets.

(b)	Not meaningful.
(c)	Increase in allowance for losses ratios attributable to recent legislation on consumer pricing in Hungary.

Included below is a discussion of financing receivables, allowance for losses, nonaccrual receivables and related metrics for each of our significant portfolios.

CLL – Americas.  Nonaccrual receivables of $1.1 billion represented 17.8% of total nonaccrual receivables at September 30, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 37.1% at December 31, 2013, to 38.7% at September 30, 2014, reflecting a decline in nonaccrual receivables in our media, materials and franchise portfolios, partially offset by increases in our Canada and Latin America portfolios. The ratio of nonaccrual receivables as a percent of financing receivables decreased from 1.8% at December 31, 2013 to 1.7% at September 30, 2014, reflecting decreased nonaccrual receivables for the reasons described above. Collateral supporting these nonaccrual financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.

(58)

CLL – International. Nonaccrual receivables of $1.0 billion represented 16.3 % of total nonaccrual receivables at September 30, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 34.6 % at December 31, 2013 to 37.4 % at September 30, 2014, reflecting a decrease in nonaccrual receivables and allowance for losses in our Interbanca S.p.A. and Australia portfolios primarily as a result of account resolutions and sales of nonaccrual receivables in Korea. Approximately 54% of our CLL – International nonaccrual receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonaccrual receivables compared to the remaining portfolio. Excluding the nonaccrual loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonaccrual receivables increased from 42.2 % at December 31, 2013, to 53.1% at September 30, 2014, primarily due to sales of nonaccrual receivables in Korea and a decrease in nonaccrual receivables and allowance for losses in our Australia portfolio. The ratio of nonaccrual receivables as a percent of financing receivables decreased from 3.1% at December 31, 2013 to 2.3% at September 30, 2014, for the reasons described above. Collateral supporting these secured nonaccrual financing receivables are primarily equity of the underlying businesses, purchased receivables, commercial real estate, manufacturing and other equipment, and corporate aircraft.

Real Estate.  Nonaccrual receivables of $1.6 billion represented 26.3% of total nonaccrual receivables at September 30, 2014. The decrease in nonaccrual receivables from December 31, 2013, was primarily due to Asian office collections and resolutions as well as the resolution of North American office, multi-family and hotel nonaccrual loans, and European retail nonaccrual loans through payoffs and collections. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 7.5% to 9.5% reflecting decreases in the allowance for losses at a lower rate than decreases in nonaccrual loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 1.0% at December 31, 2013 to 0.8% at September 30, 2014, driven primarily by the reduction in overall reserves due to improving market conditions and new loan originations in 2014.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At September 30, 2014, total Real Estate financing receivables of $19.8 billion were primarily collateralized by office buildings ($6.2 billion), apartment buildings ($3.3 billion), retail facilities ($2.9 billion), warehouse properties ($2.4 billion) and hotel properties ($1.9 billion). In 2014, commercial real estate markets continue to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long-term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At September 30, 2014, we had 100 foreclosed commercial real estate properties totaling $0.8 billion.

Consumer − Non-U.S. residential mortgages. Nonaccrual receivables of $2.0 billion represented 31.6 % of total nonaccrual receivables at September 30, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 16.6% at December 31, 2013, to 22.4% at September 30, 2014, due to an increase in provisions as a result of recent legislation on consumer pricing in Hungary and an increase in allowances for losses in our U.K. portfolio. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 76% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 71% and 56%, respectively, and about 7% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At September 30, 2014, we had in repossession stock 180 houses in the U.K., which had a value of less than $0.1 billion. The ratio of nonaccrual receivables as a percent of financing receivables remained constant at 7.1% at September 30, 2014.

Consumer − Non-U.S. installment and revolving credit. Nonaccrual receivables of $0.1 billion represented 0.8% of total nonaccrual receivables at September 30, 2014. The ratio of allowance for losses as a percent of financing receivables increased slightly from 4.3% at December 31, 2013 to 4.4% at September 30, 2014, primarily reflecting the reclassification of GEMB-Nordic to held for sale.
(59)

Consumer − U.S. installment and revolving credit. The ratio of allowance for losses as a percent of financing receivables increased from 5.1% at December 31, 2013 to 5.5% at September 30, 2014, reflecting an increase in the projected net write-offs over the next 12 months.

Impaired Loans

"Impaired" loans in the table below are defined as larger-balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. The vast majority of our Consumer and a portion of our CLL nonaccrual receivables are excluded from this definition, as they represent smaller-balance homogeneous loans that we evaluate collectively by portfolio for impairment.

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

Loans Classified as Impaired and Specific Reserves

(In millions)	September 30, 2014	December 31, 2013

Loans requiring allowance for losses
Commercial(a)	$547	$1,116
Real Estate	478	1,245
Consumer	2,369	2,879
Total loans requiring allowance for losses	3,394	5,240

Loans expected to be fully recoverable
Commercial(a)	2,690	2,776
Real Estate	1,994	2,615
Consumer	131	109
Total loans expected to be fully recoverable	4,815	5,500
Total impaired loans	$8,209	$10,740

Allowance for losses (specific reserves)
Commercial(a)	$189	$328
Real Estate	27	74
Consumer	484	567
Total allowance for losses (specific reserves)	$700	$969

Average investment during the period	$9,755	$12,347
Interest income earned while impaired(b)	321	626

(a)	Includes CLL, Energy Financial Services, GECAS and Other.
(b)	Recognized principally on an accrual basis.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We evaluate a Real Estate loan for impairment when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with its contractual terms.

Of our $2.5 billion of impaired loans at Real Estate at September 30, 2014, $2.2 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

(60)

Impaired Loan Balance Classified by the Method Used To Measure Impairment

(In millions)	September 30, 2014	December 31, 2013

Discounted cash flow	$4,172	$5,558
Collateral value	4,037	5,182
Total	$8,209	$10,740

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. Changes to Real Estate's loans primarily include forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At September 30, 2014, TDRs included in impaired loans were $7.1 billion, primarily relating to Consumer ($2.4 billion), Real Estate ($2.3 billion) and CLL ($2.3 billion).

Real Estate TDRs decreased from $3.6 billion at December 31, 2013 to $2.3 billion at September 30, 2014, primarily driven by resolution of TDRs through paydowns. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. For the nine months ended September 30, 2014, we modified $0.5 billion of loans classified as TDRs. Changes to these loans primarily included forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios have typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $0.8 billion and $2.1 billion of modifications classified as TDRs in the last 12 months ended September 30, 2014 and 2013, respectively, $0.3 billion and $0.3 billion have subsequently experienced a payment default in the nine months ended September 30, 2014 and 2013, respectively.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were less than $0.1 billion at September 30, 2014 and $0.1 billion at December 31, 2013, and were 1.2% and 1.9%, respectively, of Real Estate TDRs. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

We utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and, as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the nine months ended September 30, 2014, we provided short-term modifications of less than $0.1 billion of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios, which are not classified as TDRs. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. In addition, we have modified $0.8 billion of Consumer loans for the nine months ended September 30, 2014, which are classified as TDRs. Further information on Consumer impaired loans is provided in Note 13 to the condensed, consolidated financial statements.
(61)

Delinquencies

For additional information on delinquency rates at each of our major portfolios, see Note 13 to the condensed, consolidated financial statements.

Other Assets

Other assets comprises mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $47.1 billion at September 30, 2014, a decrease of $0.2 billion from December 31, 2013, primarily related to the sale of certain held-for-sale real estate and aircraft ($5.8 billion), the net sale of loans held for sale ($3.1 billion), the net decrease in equity and cost method investments ($1.1 billion), and the sale of certain real estate investments ($1.1 billion). These decreases were partially offset by a net increase in assets held for sale ($10.1 billion) and an increase in derivative instruments ($0.6 billion). During the three and nine months ended September 30, 2014, we recognized $0.1 billion and $0.4 billion, respectively, of pre-tax other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $12.1 billion and $13.7 billion and Real Estate equity assets classified as held for sale of $0.1 billion and $0.7 billion at September 30, 2014 and December 31, 2013, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments at least annually, or more frequently as conditions warrant. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S.; however, the pace of improvement varies significantly by asset class and market. Accordingly, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During the three and nine months ended September 30, 2014, Real Estate recognized pre-tax impairments of $0.1 billion and $0.2 billion, respectively, in its real estate held for investment. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at September 30, 2014 had a carrying value of $1.3 billion and an associated estimated unrealized loss of $0.1 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

FOREIGN EXPOSURE

GECC Selected European Exposures

At September 30, 2014, we had $69.9 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 93% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (focus countries), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at September 30, 2014.
(62)

							Rest of	Total
(In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

September 30, 2014
Financing receivables, before allowance
for losses on financing receivables	$1,360	$215	$521	$5,782	$2	$2,746	$60,424	$71,050
Allowance for losses on
financing receivables	(85)	(17)	-	(178)	-	(222)	(655)	(1,157)

Financing receivables, net of allowance
for losses on financing receivables(a)(b)	1,275	198	521	5,604	2	2,524	59,769	69,893
Investments(c)(d)	3	-	-	454	-	277	2,129	2,863
Cost and equity method investments(e)	-	-	469	50	33	-	1,643	2,195
Derivatives, net of collateral(c)(f)	2	-	-	52	-	-	374	428
Equipment leased to others (ELTO)(g)	484	208	64	675	233	234	9,775	11,673
Real estate held for investment(g)	612	-	-	399	-	-	3,479	4,490

Total funded exposures(h)(i)	$2,376	$406	$1,054	$7,234	$268	$3,035	$77,169	$91,542

Unfunded commitments(j)	$16	$8	$189	$189	$4	$827	$5,597	$6,830

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.
(b)
Substantially all relates to non-sovereign obligors. Included residential mortgage loans of approximately $27.4 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 10% of these residential mortgage loans, which were primarily originated in France and the U.K.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.
(d)
Included $0.8 billion related to financial institutions, $0.2 billion related to non-financial institutions and $1.9 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion and $0.2 billion related to Italy and Hungary, respectively. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.
(f)	Net of cash collateral; entire amount is non-sovereign.
(g)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(h)
Excluded $34.8 billion of cash and equivalents, which is composed of $25.9 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.1 billion is in focus countries, and $8.9 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($3.7 billion) and sovereign bonds of non-focus countries ($5.2 billion), where the value of our collateral exceeds the amount of our cash exposure.

(i)
Rest of Europe included $2.0 billion and $0.1 billion of exposure for Russia and Ukraine, respectively, substantially all ELTO and financing receivables related to commercial aircraft in our GECAS portfolio.

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
(63)

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

We are also subject to the Volcker Rule, which U.S. regulators finalized on December 10, 2013. The rule prohibits companies that are affiliated with U.S. insured depository institutions from engaging in "proprietary trading" or acquiring or retaining ownership interest in, or sponsoring or engaging in certain transactions with, a "hedge fund" or a "private equity fund."  Proprietary trading and fund investing, as prohibited by the rule, are not core activities for us, but we are assessing the full impact of the rule, in anticipation of full conformance with the rule, as required by July 21, 2015.

In July 2013, the FRB finalized regulations to revise and replace its current rules on capital adequacy and to extend capital regulations to savings and loan holding companies like GECC. Under the final rules, the standardized approach for calculating capital could apply to GECC, in its capacity as a savings and loan holding company, as early as January 1, 2015. However, that timing could change once nonbank SIFI rules are finalized. GECC may become subject to the Basel III advanced capital rules that will be applicable to institutions with $250 billion or more in assets. Initial actions required for compliance with the advanced capital rules, including building out the necessary systems and models, will begin once GECC is subject to regulatory capital rules. However, full implementation will take several years to complete.

The FRB has also indicated that they will require nonbank SIFIs to submit annual capital plans for review, including institutions' plans to make capital distributions, such as dividend payments. The applicability and timing of this requirement to GECC is not yet determined. While we are not yet subject to this regulation, our capital allocation planning remains subject to FRB review as a savings and loan holding company.

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
(64)

unsafe or unsound manner. The FRB has articulated factors that it expects boards of directors of bank holding companies and savings and loan holding companies to consider in determining whether to pay a dividend.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no significant changes to our market risk since December 31, 2013. For a discussion of our exposure to market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10‑K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2014, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
(65)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

There are 15 lawsuits relating to pending mortgage loan repurchase claims in which WMC, our U.S. mortgage business that we sold in 2007, is a party, one of which was initiated after the third quarter. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages. Beginning in the fourth quarter 2013, WMC entered into settlements that reduced its exposure on claims asserted in certain securitizations, and the claim amounts reported herein reflect the effect of these settlements.

Five WMC cases are pending in the United States District Court for the District of Connecticut. Four of these cases were initiated in 2012, and one was initiated in the third quarter 2013. Deutsche Bank National Trust Company (Deutsche Bank) is the adverse party in four cases, and Law Debenture Trust Company of New York (Law Debenture) is the adverse party in one case. The Deutsche Bank complaints assert claims on approximately $4,300 million of mortgage loans and seek to recover damages in excess of approximately $1,800 million. The Law Debenture complaint asserts claims on approximately $800 million of mortgage loans, and alleges losses on these loans in excess of approximately $425 million. On March 31, 2014, the District Court denied WMC's motions to dismiss these cases.

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. The Minnesota cases involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. In September 2013, the District Court granted in part and denied in part WMC's motions to dismiss or for summary judgment in these cases.  On September 8, 2014, US Bank filed a petition for instructions in the administration of trusts in Minnesota state court seeking authorization and instruction for US Bank to implement the terms of a settlement agreement reached with WMC to compromise, settle, and release all claims arising out of the securitizations at issue in these four lawsuits.  In light of the state court action seeking approval of the proposed settlement, the District Court entered an order on September 18, 2014 staying further proceedings in the four cases until January 15, 2015.

Four cases are pending against WMC in New York State Supreme Court, all of which were initiated by securitization trustees or securities administrators. These cases involve, in the aggregate, claims involving approximately $4,559 million of mortgage loans. One of these lawsuits was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC. It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages sought. The second case, in which the plaintiff is The Bank of New York Mellon (BNY), was initiated in the fourth quarter 2012 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $650 million. The third case was initiated by BNY in November 2013 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. In this case, BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $600 million.  The fourth case was filed in October 2014 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A.  The plaintiff, BNY, asserts claims on approximately $959 million of mortgage loans and seeks to recover damages in excess of $475 million.

Two cases are pending against WMC in the United States District Court for the Southern District of New York. One case, in which the plaintiff is BNY, was filed in the third quarter 2012. In the second quarter 2013, BNY filed an amended complaint in which it asserts claims on approximately $900 million of mortgage loans, and seeks to recover damages in excess of $378 million. In September 2013, the District Court denied WMC's motion to dismiss. On September 18, 2014, the District Court issued an order directing the parties to participate in settlement discussions before a private mediator or the assigned magistrate judge. The second case was initiated by the Federal Housing Finance Agency (FHFA), which filed a summons with
(66)

notice in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC's motion to dismiss.

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC's reported claims at September 30, 2014.

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
Exhibit 101
The following materials from General Electric Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and nine months ended September 30, 2014 and 2013, (ii) Condensed Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Statement of Changes in Shareowners' Equity for the nine months ended September 30, 2014 and 2013, (iv) Condensed Statement of Financial Position at September 30, 2014 and December 31, 2013, (v) Condensed Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Condensed Financial Statements.

(68)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
General Electric Capital Corporation (Registrant)
November 3, 2014	/s/ Walter Ielusic
Date	Walter Ielusic Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(69)