Form 10-K
GENERAL ELECTRIC CAPITAL CORP
filed 2015-02-27
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 1-6461

General Electric Capital Corporation (Exact name of registrant as specified in charter)

Delaware		13-1500700
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

901 Main Avenue, Norwalk, CT	06851-1168	203/840-6300
(Address of principal executive offices)	(Zip Code)	(Registrant's Telephone No., including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
4.875% Notes Due October 15, 2052 4.875% Notes Due January 29, 2053 7½% Guaranteed Subordinated Notes Due August 21, 2035 4.70% Notes Due May 16, 2053		New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
(Title of class)
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter: None.
At February 1, 2015, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2014, are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

General Electric Capital Corporation
Part I		Page

Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	Not Applicable
Item 2.	Properties	Not Applicable(a)
Item 3.	Legal Proceedings	14
Item 4.	Mine Safety Disclosures	Not Applicable

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	Not Applicable(b)
Item 6.	Selected Financial Data	16
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 8.	Financial Statements and Supplementary Data	58
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable
Item 9A.	Controls and Procedures	131
Item 9B.	Other Information	131

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	Not Applicable(c)
Item 11.	Executive Compensation	Not Applicable(c)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Not Applicable(c)
Item 13.	Certain Relationships and Related Transactions, and Director Independence	Not Applicable(c)
Item 14.	Principal Accounting Fees and Services	132

Part IV

Item 15.	Exhibits and Financial Statement Schedules	133
Signatures		141
(a)	We conduct our business from various facilities, most of which are leased. The locations of our primary facilities are described in Item 1. "Business" of this Form 10-K Report.
(b) (c)
See Note 11 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report. Our common stock is owned entirely by General Electric Company and, therefore, there is no trading market in such stock.
Not required by this form

PART I

ITEM 1. BUSINESS

GENERAL ELECTRIC CAPITAL CORPORATION

General Electric Capital Corporation (GE Capital or GECC) was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. Until November 1987, our name was General Electric Credit Corporation. On July 2, 2001, we changed our state of incorporation to Delaware. As of December 31, 2014, all of our outstanding common stock was wholly-owned by General Electric Company (GE Company or GE). Financing and services offered by GE Capital are diversified, a significant change from the original business of GE Capital, which was, financing distribution and sale of consumer and other GE products.

Our principal executive offices are located at 901 Main Avenue, Norwalk, CT 06851-1168. At December 31, 2014, GECC employed approximately 47,000 persons.

GE Capital businesses offer a broad range of financial services and products worldwide for businesses of all sizes. Services include commercial loans and leases, fleet management, financial programs, credit cards, personal loans and other financial services. GE Capital also develops strategic partnerships and joint ventures that utilize GE's industry-specific expertise in aviation, energy, infrastructure and healthcare to capitalize on market-specific opportunities.

We are a regulated savings and loan holding company and in 2011 became subject to Federal Reserve Board (FRB) supervision under the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). In 2013, the U.S. Financial Stability Oversight Council (FSOC) designated GECC as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. As a result of this change in supervision and designation, stricter prudential regulatory standards and supervision apply to GECC. On November 25, 2014 the FRB proposed for comment enhanced prudential standards that would apply to GECC as a nonbank SIFI. This proposal would, among other items, require GECC to comply with rules on capital and liquidity adequacy that apply to large bank holding companies, market terms requirements for intercompany transactions and enhanced risk management and governance requirements.  In addition, while GECC's capital adequacy as a savings and loan holding company, including planned capital distributions such as dividend payments, is currently subject to review by the FRB, the proposed standards would apply stress testing and capital planning requirements to GECC under the FRB's more formal comprehensive capital analysis and review (CCAR) regulations.  The comment period for the proposed standards closed on February 2, 2015, and the exact application of the proposed standards will not be known until after the final rule is published. For additional information, see the Regulations and Supervision section in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K Report.

During 2014, GE Capital provided approximately $116 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $115 billion of credit to approximately 64 million U.S. consumers. GE Capital provided credit to approximately 29,700 new commercial customers and 33,700 new small businesses in the U.S. during 2014 and ended the period with outstanding credit to more than 250,000 commercial customers and 220,000 small businesses through retail programs in the U.S.

 GECC 2014 FORM 10-K  3

PART I

OPERATING SEGMENTS

Operating businesses that are reported as segments include Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS). These operations are subject to a variety of regulations in their respective jurisdictions and are located in North America, South America, Europe, Australia and Asia.

We also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

Segment revenue and profit information and additional financial data and commentary on recent financial results for operating segments are provided in the Segment Operations section in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 20 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

COMMERCIAL LENDING AND LEASING

CLL has particular mid-market expertise, and primarily offers secured commercial loans, equipment financing and other financial services to companies across a wide range of industries including construction, retail, manufacturing, transportation, media, communications, technology and healthcare. Equipment financing activities include industrial, medical, fleet vehicles, construction, office imaging, and many other equipment types.

During the fourth quarter of 2013, we completed the disposition of our CLL trailer services business in Europe (CLL Trailer Services).

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

CONSUMER

Consumer offers a full range of financial products including private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposit and other savings products; and small and medium enterprise lending on a global basis.

During the fourth quarter of 2014, we signed an agreement to sell our consumer finance business Budapest Bank to Hungary's government.

During the fourth quarter of 2014, we completed the sale of GE Money Bank AB, our consumer finance business in Sweden, Denmark and Norway (GEMB – Nordic) to Santander for proceeds of $2.3 billion.

 GECC 2014 FORM 10-K  4

PART I

On August 5, 2014, we completed the initial public offering (IPO) of our North American Retail Finance business, Synchrony Financial, as a first step in a planned, staged exit from that business. Synchrony Financial closed the IPO of 125 million shares of common stock at a price to the public of $23.00 per share and on September 3, 2014, Synchrony Financial issued an additional 3.5 million shares of common stock pursuant to an option granted to the underwriters in the IPO (Underwriters' Option). We received net proceeds from the IPO and the Underwriters' Option of $2.8 billion, which remain at Synchrony Financial. Following the closing of the IPO and the Underwriters' Option, we currently own approximately 85% of Synchrony Financial and as a result, GECC continues to consolidate the business. The 15% is presented as noncontrolling interests. In addition, in August 2014, Synchrony Financial completed issuances of $3.6 billion of senior unsecured debt with maturities up to 10 years and $8.0 billion of unsecured term loans maturing in 2019, and in October 2014 completed issuances of $0.8 billion unsecured term loans maturing in 2019 under the New Bank Term Loan Facility with third party lenders. Subsequent to December 31, 2014 through February 13, 2015, Synchrony Financial issued an additional $1.0 billion of senior unsecured debt maturing in 2020.

We are targeting to complete our exit from Synchrony Financial through a split-off transaction, by making a tax-free distribution of our remaining interest in Synchrony Financial to electing GE stockholders in exchange for shares of GE's common stock. The split-off transaction would be subject to obtaining required bank regulatory approvals. We may also decide to exit by selling or otherwise distributing or disposing of all or a portion of our remaining interest in the Synchrony Financial shares.

During the fourth quarter of 2013, we completed the sales of 68.5% of our Swiss consumer finance bank, Cembra Money Bank AG (Cembra), through an IPO, and remaining equity interest in the Bank of Ayudhya (Bay Bank). We also committed to sell our consumer banking business in Russia (Consumer Russia) and completed the transaction in the first quarter of 2014.

During the first quarter of 2013, we acquired the deposit business of MetLife Bank, N.A., which is an online banking platform with approximately $6.4 billion in U.S. retail deposits that is now part of Synchrony Financial.

During 2012, we completed the sale of our consumer mortgage lending business in Ireland (Consumer Ireland) and sold our remaining equity interest in Garanti Bank, which was classified as an available-for-sale security.

Our operations are subject to a variety of bank and consumer protection regulations. Further, a number of countries have ceilings on rates chargeable to consumers in financial service transactions. We are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance companies. Industry participants compete on the basis of price, servicing capability, promotional marketing, risk management, and cross selling. The markets in which we operate are also subject to the risks from fluctuations in retail sales, interest and currency exchange rates, and the consumer's capacity to repay debt.

REAL ESTATE

Real Estate offers a range of capital and investment solutions, including fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, warehouses and industrial properties. Our typical real estate loans are intermediate term, senior, fixed or floating-rate, and are secured by existing income-producing commercial properties. We invest in, and provide restructuring financing for, portfolios of commercial mortgage loans, limited partnerships and tax-exempt bonds.

We also own and operate a global portfolio of real estate with the objective of maximizing property cash flows and asset values. In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g., market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales, sales prices, impairments or write-offs.

 GECC 2014 FORM 10-K  5

PART I

During 2013 and 2014, in conjunction with our initiative to increase our overall real estate lending portfolio and reduce our exposure to real estate equity investments, we acquired certain loan portfolios and sold real estate equity investments when economically advantageous for us to do so, including the 2013 sale of real estate comprising certain floors located at 30 Rockefeller Center, New York.

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

ENERGY FINANCIAL SERVICES

Energy Financial Services invests in long-lived, capital-intensive energy projects and companies by providing structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance.  Energy Financial Services has over $15 billion in energy investments, often financed for 20 to 30 year terms, about 12% of its assets are held outside of the U.S.

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

GE CAPITAL AVIATION SERVICES

GECAS, our commercial aircraft financing and leasing business, offers a wide range of aircraft types and financing options, including operating leases and secured debt financing, and also provides productivity solutions including spare engine leasing, airport and airline consulting services, and spare parts financing and management. At December 31, 2014, we owned 1,443 commercial aircraft, of which all but three were on lease, and we held $27.4 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 56 aircraft ($3.6 billion list price) scheduled for delivery in 2015, all under agreement to commence operations with commercial airline customers.

On January 30, 2015, GECAS acquired Milestone Aviation Group, a helicopter leasing business, for approximately $1.8 billion.

We operate in a highly competitive environment. Our competitors include aircraft manufacturers, banks, financial institutions, equity investors, and other finance and leasing companies. Competition is based on lease rate financing terms, aircraft delivery dates, condition and availability, as well as available capital demand for financing.

 GECC 2014 FORM 10-K  6

PART I

GEOGRAPHIC DATA

Geographic data is provided in the Geographic Data section in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

REGULATIONS

For further information about Regulations and Supervision, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K Report.

COMPETITION

The businesses in which we engage are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers and insurance and reinsurance companies.

BUSINESS AND ECONOMIC CONDITIONS

Our businesses are generally affected by general business and economic conditions in countries in which we conduct business. When overall economic conditions deteriorate in those countries, there generally are adverse effects on our operations, although those effects are dynamic and complex. For example, a downturn in employment or economic growth in a particular national or regional economy will generally increase the pressure on customers, which generally will result in deterioration of repayment patterns and a reduction in the value of collateral. However, in such a downturn, demand for loans and other products and services we offer may actually increase. Interest rates, another macro-economic factor, are important to our businesses. In the lending and leasing businesses, higher real interest rates increase our cost to borrow funds, but can also provide higher levels of return on new investments. For our operations, such as the insurance activities, which are linked less directly to interest rates, rate changes generally affect returns on investment portfolios.

CORPORATE INFORMATION AND WEBSITES

The Company's Internet address is www.ge.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ge.com/investor-relations/investor-services/personal-investing/sec-filing, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (SEC). Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT 06828-0001. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

 GECC 2014 FORM 10-K  7

PART I

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:
	economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices and the value of financial assets;
	the impact of conditions in the financial and credit markets on the availability and cost of our funding, our exposure to counterparties and our ability to reduce asset levels as planned;
	the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults;
	pending and future mortgage loan repurchase claims and other litigation claims in connection with WMC, which may affect our estimates of liability, including possible loss estimates;
	our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so;
	our ability to pay dividends to GE at the planned level, which may be affected by our cash flows and earnings, financial services regulation and oversight, and other factors;
	the level of demand and financial performance of the major industries and customers GE serves;
	the effectiveness of our risk management framework;
	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation and litigation;

adverse market conditions, timing of and ability to obtain required bank regulatory approvals, or other factors relating to GE or Synchrony Financial that could prevent GE from completing the Synchrony Financial split-off as planned;

	our success in completing announced transactions;
	our success in integrating acquired businesses and operating joint ventures;
	the impact of potential information technology or data security breaches; and
	the other risk factors that are described in Part I, Item1A. "Risk Factors" of this Form 10-K Report.

These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

 GECC 2014 FORM 10-K  8

PART I

ITEM 1A. RISK FACTORS

The following discussion of risk factors contains "forward-looking statements," as discussed in the Forward-Looking Statements section of this Form 10-K Report. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section and the consolidated financial statements and related notes of this Form 10-K Report.

Our businesses routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. Below, we describe certain important strategic, operational, financial, and legal and compliance risks. Our reactions to material future developments as well as our competitors' reactions to those developments will affect our future results.

STRATEGIC RISKS

Strategic risk relates to our future business plans and strategies, including the risks associated with: the global macro-environment in which we operate; mergers and acquisitions and restructuring activity; intellectual property; and other risks, including the demand for our products and services, competitive threats, technology and product innovation, and public policy.

Our growth is subject to global economic and political risks.
We operate in virtually every part of the world and serve customers in approximately 175 countries. In 2014, approximately 40% of our revenue was attributable to activities outside the United States. Our operations are subject to the effects of global competition and geopolitical risks. They are also affected by local economic environments, including inflation, recession, currency volatility, currency controls and actual or anticipated default on sovereign debt. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these global economic and political risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation may decrease or become even more costly as a result of more volatile market conditions.

The success of our business depends on achieving our strategic objectives, including through acquisitions, joint ventures, dispositions and restructurings.
With respect to acquisitions, joint ventures and restructuring actions, we may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. In addition, we may not achieve anticipated cost savings from restructuring actions, which could result in lower margin rates. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We also continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. For example, delays in obtaining tax rulings and regulatory approvals or clearances, and disruptions or volatility in the capital markets may impact our ability to complete the staged exit from our North American Retail Finance business, Synchrony Financial, as planned. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to necessary regulatory and governmental approvals on acceptable terms as well as satisfaction of pre-closing conditions, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.

 GECC 2014 FORM 10-K  9

PART I

Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to ours.
GE's patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of GE's, and there can be no assurance that the resources invested to protect GE's intellectual property will be sufficient or that GE's intellectual property portfolio will adequately deter misappropriation or improper use of our technology. GE could also face competition in some countries where it has not invested in an intellectual property portfolio. We also face attempts to gain unauthorized access to our IT systems or products for the purpose of improperly acquiring our trade secrets or confidential business information. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of GE's investment in research and development. We may be unable to secure or retain ownership or rights to use data in certain software analytics or services offerings. In addition, GE may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If GE is found to infringe any third-party rights, it could be required to pay substantial damages or it could be enjoined from offering some of its products and services. Also, there can be no assurances that we will be able to obtain or renew from third parties the licenses we need in the future, and there is no assurance that such licenses can be obtained on reasonable terms.

OPERATIONAL RISKS

Operational risk relates to risks arising from systems, processes, people and external events that affect the operation of our businesses. It includes product life cycle and execution; product safety and performance; information management and data protection and security, including cyber security; supply chain and business disruption; and other risks, including human resources and reputation.

GE may face operational challenges that could have a material adverse effect on our business, reputation, financial position and results of operations, and we are dependent on maintenance of existing product lines, market acceptance of new product and service introductions and product and service innovations for continued revenue and earnings growth.
GE produces highly sophisticated products and provides specialized services for both GE and third-party products that incorporate or use leading-edge technology, including both hardware and software. While GE has built extensive operational processes to ensure that the design, manufacture and servicing of such products meet the most rigorous quality standards, there can be no assurance that GE or its customers or other third parties will not experience operational process failures or other problems, including through cyber attacks and other intentional acts, that could result in potential product, safety, regulatory or environmental risks. Despite the existence of crisis management or business continuity plans, operational failures or quality issues, including as a result of organizational changes, could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, the markets in which we operate are subject to technological change and require skilled talent. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products and services, to modify existing products and services, to customize products and services, to respond to technological change and to execute our product and service development in line with projected performance and/or cost estimates.

 GECC 2014 FORM 10-K  10

PART I

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers', partners', suppliers' and third-party service providers' products, systems and networks and the confidentiality, availability and integrity of our and our customers' data. While we attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats. We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

FINANCIAL RISKS

Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including volatility in foreign currency exchange rates and interest rates and commodity prices; credit risk; and liquidity risk, including risk related to our credit ratings and our availability and cost of funding. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our investing, lending and leasing activities and derivative financial instruments activities. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise, and could potentially impact an institution's financial condition or overall safety and soundness.

A deterioration of conditions in the global economy, the major industries GE and we serve or the financial markets, or the soundness of financial institutions and governments we deal with, may adversely affect our business and results of operations.
The business and operating results of GE's industrial businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, power generation, oil and gas, healthcare, home building and other major industries it serves. Existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations in a timely fashion as a result of business deterioration, cash flow shortages, and difficulty obtaining financing due to slower global economic growth and other challenges affecting the global economy. In particular, the airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended period of slow growth in the U.S. or internationally that results in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations or customer dynamics such as early aircraft retirements or reduced electricity demand in GE's Power & Water business could affect its ability to fully recover our contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. If slower growth in the global economy continues for a significant period or there is significant deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

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

 GECC 2014 FORM 10-K  11

PART I

In addition, GE Capital has exposure to many different industries and counterparties, including sovereign governments, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of our counterparty or client. In addition, GE Capital's credit risk may be increased when the value of collateral held cannot be realized through sale or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. GE Capital also has exposure to these financial institutions in the form of cash on deposit and unsecured debt instruments held in its investment portfolios. GE Capital has policies relating to credit rating requirements and to exposure limits to counterparties (as described in Note 15 to the consolidated financial statements of this Form 10-K Report), which are designed to limit credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of financial assets would not materially and adversely affect GE Capital's business, financial position and results of operations or our liquidity and capital position.

Failure to maintain our credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.
The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. As of December 31, 2014, GE and GECC's long-term unsecured debt credit rating from Standard and Poor's Ratings Service (S&P) was AA+ (the second highest of 22 rating categories) with a stable outlook. The long-term unsecured debt credit rating from Moody's Investors Service (Moody's) for GE was Aa3 (the fourth highest of 21 rating categories) and for GECC was A1 (the fifth highest of 21 credit ratings), both with stable outlooks. As of December 31, 2014, GE and GECC's short-term credit rating from S&P was A-1+ (the highest rating category of six categories) and from Moody's was P-1 (the highest rating category of four categories). There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt and derivative instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.

Conditions in the financial and credit markets may affect the availability and cost of funding.
As disclosed in more detail in the Liquidity and Borrowings section of this Form 10-K Report, a portion of our borrowings is in the form of commercial paper and long-term debt. We continue to rely on the availability of the unsecured debt markets to access funding for term and commercial paper maturities for 2014 and beyond and to fund our operations without incurring additional U.S. tax. In addition, we rely on the availability of the commercial paper markets to refinance maturing commercial paper debt throughout the year. In order to further diversify our funding sources, GE Capital continues to expand its reliance on alternative sources of funding, including bank deposits, securitizations and other asset-based funding. There can be no assurance that we will succeed in increasing the diversification of our funding sources or that the short and long-term credit markets will be available or, if available, that the cost of funding will not substantially increase and affect our overall profitability. Factors that may affect the availability of funding or cause an increase in our funding costs include: a decreased reliance on short-term funding, such as commercial paper, in favor of longer-term funding arrangements; decreased capacity and increased competition among debt issuers; increased competition for deposits in our affiliate banks' markets; and potential market disruptions or other impacts arising in the United States or Europe from developments in sovereign debt situations. If our cost of funding were to increase, it may adversely affect our competitive position and result in lower net interest margins, earnings and cash flows as well as lower returns on our shareowner's equity and invested capital.

LEGAL & COMPLIANCE RISKS

Legal and compliance risk relates to risks arising from the government and regulatory environment and action, including resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA); and legal proceedings and compliance with integrity policies and procedures, including those relating to financial reporting, environmental health and safety. Government and regulatory risk includes the risk that the government or regulatory actions will impose additional cost on us or cause us to have to change our business models or practices.

 GECC 2014 FORM 10-K  12

PART I

We are subject to a wide variety of laws, regulations and government policies that may change in significant ways.
Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, substantial revisions that U.S. and non-U.S. governments are undertaking or considering in areas such as the regulation and supervision of bank and non-bank financial institutions, consumer lending, foreign exchange intervention in response to currency volatility, trade controls, the over-the-counter derivatives market and tax laws and regulations may have an effect on GE's and GE Capital's structure, operations, sales, liquidity, capital requirements, effective tax rate and performance. For example, GE's effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with non-U.S. financial institutions in global markets. This provision, which had expired at the end of 2013, was reinstated in December 2014 retroactively for one year through the end of 2014. This provision also had been scheduled to expire and had been extended by Congress on seven previous occasions, but there can be no assurance that it will continue to be extended. In the event the provision is not extended after 2014, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2015. In addition, efforts by public and private sectors to control the growth of healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of GE's products by healthcare providers. Continued government scrutiny, including reviews of the U.S. Food and Drug Administration (U.S. FDA) medical device pre-market authorization and post-market surveillance processes, may impact the requirements for marketing GE's products and slow its ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we have been, and expect to continue, participating in U.S. and international governmental programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are subject to prudential oversight by the Federal Reserve, including as a result of GECC's designation as a nonbank systemically important financial institution (nonbank SIFI), which subjects us to increased and evolving regulatory requirements.
GECC is a regulated savings and loan holding company and in 2011 became subject to Federal Reserve Board (FRB) supervision under the DFA. In 2013, the U.S. Financial Stability Oversight Council (FSOC) designated GECC as a nonbank SIFI under the DFA. As a result of this change in supervision and designation, stricter prudential regulatory standards and supervision apply to GECC. On November 25, 2014 the FRB proposed for comment enhanced prudential standards that would apply to GECC as a nonbank SIFI.  This proposal would, among other items, require GECC to comply with rules on capital and liquidity adequacy that apply to large bank holding companies, market terms requirements for intercompany transactions and enhanced risk management and governance requirements.  In addition, while GECC's capital adequacy as a savings and loan holding company, including planned capital distributions such as dividend payments, is currently subject to review by the FRB, the proposed standards would apply stress testing and capital planning requirements to GECC under the FRB's more formal comprehensive capital analysis and review (CCAR) regulations.  The comment period for the proposed standards closed on February 2, 2015, and the exact application of the proposed standards will not be known until after the final rule is published. For additional information, see the Regulations and Supervision and Liquidity and Borrowings sections of this Form 10-K Report.

 GECC 2014 FORM 10-K  13

PART I

We are subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world. We, our representatives, and the industries in which we operate are subject to continuing scrutiny by regulators and other governmental authorities, which may, in certain circumstances, lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Additionally, GE and its subsidiaries are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. These include the dredging of polychlorinated biphenyls from a 40-mile stretch of the upper Hudson River in New York State. We are also subject to certain other legal proceedings described in the Legal Proceedings section of this Form 10-K Report. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations, including operations of businesses we have recently acquired, means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

ITEM 3. LEGAL PROCEEDINGS

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

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. The Minnesota cases involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. In September 2013, the District Court granted in part and denied in part WMC's motions to dismiss or for summary judgment in these cases.  On September 8, 2014, US Bank filed a petition for instructions in the administration of trusts in Minnesota state court seeking authorization and instruction for US Bank to implement the terms of a settlement agreement reached with WMC to compromise, settle, and release all claims arising out of the securitizations at issue in these four lawsuits. In February 2015, two bondholders filed objections to the proposed settlement, and in response the court has scheduled an evidentiary hearing for June 2015. In light of the state court action seeking approval of the proposed settlement, the District Court has entered orders on September 18, 2014 staying further proceedings in the four cases until April 15, 2015.

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

 GECC 2014 FORM 10-K  14

PART II

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

Two cases are pending against WMC in the United States District Court for the Southern District of New York. One case, in which the plaintiff is BNY, was filed in the third quarter 2012. In the second quarter 2013, BNY filed an amended complaint in which it asserts claims on approximately $900 million of mortgage loans, and seeks to recover damages in excess of $378 million. In September 2013, the District Court denied WMC's motion to dismiss. On September 18, 2014, the District Court issued an order directing the parties to participate in settlement discussions before a private mediator or the assigned magistrate judge. Following this mediation, the parties reached a settlement in principle on the claims arising from a portion of the loans held in the trust (the "Group1" loans), and, as a result, on February 9, 2015 the District Court stayed the case as to these claims. The second case was initiated by the Federal Housing Finance Agency (FHFA), which filed a summons with notice in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC's motion to dismiss. In February 2015, the District Court on its own motion requested that the parties re-brief several issues raised by WMC's motion to dismiss.

 The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC's reported claims at December 31, 2014. See Note 2 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report for additional information.

 GECC 2014 FORM 10-K  15

PART II

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

(Dollars in millions)	2014	2013	2012	2011	2010

Revenues	$42,725	$44,067	$45,364	$48,324	$49,163
Earnings from continuing operations
attributable to GECC	7,341	8,258	7,345	6,480	3,083
Earnings (loss) from discontinued
operations, net of taxes attributable to GECC	(107)	(2,054)	(1,130)	30	(928)
Net earnings attributable to GECC	7,234	6,204	6,215	6,510	2,155
Net earnings attributable to GECC common shareowner	6,912	5,906	6,092	6,510	2,155
Shareowners' equity	87,499	82,694	81,890	77,110	68,984
Short-term borrowings	68,780	77,298	95,940	136,333	118,797
Non-recourse borrowings of consolidated securitization entities	29,938	30,124	30,123	29,258	30,018
Bank deposits	62,839	53,361	46,200	42,848	37,141
Long-term borrowings	187,991	210,279	224,776	234,391	284,407
Return on average shareowners' equity(a)	8.60%	9.90%	9.06%	9.57%	5.72%
Ratio of earnings to fixed charges	1.84	1.75	1.64	1.51	1.12
Ratio of debt to equity at GECC(b)	3.99:1	4.49:1	4.85:1	5.74:1	6.82:1
Financing receivables - net	237,018	253,029	268,161	288,106	310,941
Total assets	$500,216	$516,829	$539,351	$584,643	$605,365

(a)
Represents earnings from continuing operations before accounting changes divided by average total shareowners' equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowners' equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2014, is described in the Supplemental Information section in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K Report.

(b)
Ratios of 3.15:1, 3.58:1, 4.09:1, 4.75:1, and 5.95:1 for 2014, 2013, 2012, 2011 and 2010, respectively, net of liquidity. For purposes of these ratios, cash and debt balances have been adjusted to include amounts classified as assets and liabilities of businesses held for sale and discontinued operations.

 GECC 2014 FORM 10-K  16

PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

PRESENTATION

Throughout this MD&A, unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations attributable to General Electric Capital Corporation (GE Capital or GECC) simply as "revenues" and "earnings." Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

NON-GAAP MEASURES

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under the SEC rules. For such measures, we have provided supplemental explanations and reconciliations in the Supplemental Information section within the MD&A of this Form 10-K Report.

REFERENCES

The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

CONSOLIDATED RESULTS

EARNINGS

Our earnings decreased to $7.0 billion in 2014 as a result of the effects of dispositions, core decreases and lower gains, partially offset by lower impairments and lower provisions for losses on financing receivables and increased to $8.0 billion in 2013 as a result of the effects of dispositions and higher gains, partially offset by higher impairments and higher provisions for losses on financing receivables. GE Capital reduced its ending net investment (ENI), excluding liquidity, to $363 billion at December 31, 2014. As a result, we are a diversely funded and smaller, more focused finance company with strong positions in several commercial mid-market and consumer financing segments, which are described in the Segment Operations Section below.

We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the following fourth quarter are attributed to such businesses. Overall, the effects of acquisitions increased revenues by an insignificant amount in 2014, and by $0.1 billion in both 2013 and 2012. The effects of acquisitions on net earnings were an insignificant amount in 2014, 2013 and in 2012. Dispositions also affected our ongoing results through lower revenues of $0.7 billion, an insignificant amount and $0.6 billion in 2014, 2013 and 2012, respectively. The effects of dispositions on net earnings were a decrease of $ 1.0 billion in 2014, an increase of $1.3 billion in 2013 and a decrease of $0.1 billion in 2012.

 GECC 2014 FORM 10-K  17

PART II

We have communicated our goal of reducing our ENI, excluding liquidity, most recently targeting a balance of less than $300 billion. ENI is a metric used to measure the total capital invested in the financial services business. To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have deep domain experience, broad distribution, the ability to earn a consistent return on capital and are competitively advantaged, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses that are deemed to be non-strategic or that are underperforming. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

Accordingly, in the short-term, as we reduce our ENI through exiting non-core businesses, the overall level of our net earnings may be reduced, which potentially could include impairments, restructurings and other non-cash charges. However, over the long-term, we believe that this strategy will improve our long-term performance through higher returns as we will have a larger concentration of assets in our core businesses, as opposed to the underperforming or non-strategic assets we will be exiting; reduce liquidity risk as we pay down outstanding debt and diversify our sources of funding (with less reliance on the global commercial paper markets and an increase in alternative sources of funding such as deposits); and reduce capital requirements while strengthening capital ratios. Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K Report.

SIGNIFICANT DEVELOPMENTS IN 2014

	Milestone Aviation – On January 30, 2015, GECAS acquired Milestone Aviation Group, a helicopter leasing business, for approximately $1.8 billion.
	Budapest Bank – During the fourth quarter of 2014, we signed an agreement to sell our consumer finance business Budapest Bank to Hungary's government.

GEMB – Nordic – During the fourth quarter of 2014, we completed the sale of GE Money Bank AB, our consumer finance business in Sweden, Denmark and Norway (GEMB – Nordic) to Santander for proceeds of $2.3 billion.


Synchrony Financial – On August 5, 2014, we completed the initial public offering (IPO) of our North American Retail Finance business, Synchrony Financial, as a first step in a planned, staged exit from that business.  Synchrony Financial closed the IPO of 125 million shares of common stock at a price to the public of $23.00 per share and on September 3, 2014, Synchrony Financial issued an additional 3.5 million shares of common stock pursuant to an option granted to the underwriters in the IPO (Underwriters' Option).  We received net proceeds from the IPO and the Underwriters' Option of $2.8 billion, which remain at Synchrony Financial. Following the closing of the IPO and the Underwriters' Option, we currently own approximately 85% of Synchrony Financial and as a result, GECC continues to consolidate the business. The 15% is presented as noncontrolling interests. In addition, in August 2014, Synchrony Financial completed issuances of $3.6 billion of senior unsecured debt with maturities up to 10 years and $8.0 billion of unsecured term loans maturing in 2019, and in October 2014 completed issuances of $0.8 billion unsecured term loans maturing in 2019 under the New Bank Term Loan Facility with third party lenders. Subsequent to December 31, 2014 through February 13, 2015, Synchrony Financial issued an additional $1.0 billion of senior unsecured debt maturing in 2020.

We are targeting to complete our exit from Synchrony Financial through a split-off transaction, by making a tax-free distribution of our remaining interest in Synchrony Financial to electing GE stockholders in exchange for shares of GE's common stock. The split-off transaction would be subject to obtaining required bank regulatory approvals. We may also decide to exit by selling or otherwise distributing or disposing of all or a portion of our remaining interest in the Synchrony Financial shares.

 GECC 2014 FORM 10-K  18

PART II

OTHER CONSOLIDATED INFORMATION

INTEREST

Interest on borrowings amounted to $8.4 billion, $9.3 billion and $11.6 billion in 2014, 2013 and 2012, respectively. Average borrowings declined from 2013 to 2014 and from 2012 to 2013, in line with changes in average assets. Interest rates have decreased over the three-year period primarily attributable to declining global benchmark interest rates. Our average borrowings were $364.4 billion, $379.5 billion and $420.0 billion in 2014, 2013 and 2012, respectively. Our average composite effective interest rate was 2.3% in 2014, 2.4% in 2013 and 2.8% in 2012. In 2014, our average assets of $507.2 billion were 3.0% lower than in 2013, which in turn were 7% lower than in 2012. See the Liquidity and Borrowings section in this item for a discussion of liquidity, borrowings and interest rate risk management.

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

(Dollars in billions)	2014	2013	2012

Effective tax rate (ETR)	1.8%	(13.6)%	6.6%
(Benefit) provision for income taxes	$0.1	$(1.0)	$0.5

2014 – 2013 COMMENTARY

	The increase in GECC provision for income taxes of $1.1 billion was primarily attributable to the absence of the significant tax benefit related to the 2013 sale of a portion of Cembra ($1.0 billion).

The income tax provision also increased due to decreased benefits from lower-taxed global operations including the absence of the 2013 benefits from enactment, discussed below, of the extension of the U.S. tax provision deferring tax on active financial services income ($0.6 billion).

	The increase also reflects higher income taxed at rates above the average rate ($0.1 billion).

The items increasing the income tax provision were partially offset by the benefits from the tax efficient disposition of GEMB-Nordic ($0.3 billion), which is reported in the caption "Tax on global activities including exports" in the effective tax rate reconciliation in Note 10 to the consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K Report.

 GECC 2014 FORM 10-K  19

PART II

2013 –2012 COMMENTARY


The decrease in GECC provision for income taxes of $1.5 billion was primarily attributable to Increased benefits from lower-taxed global operations ($1.7 billion), including the significant tax benefit related to the sale of a portion of Cembra ($1.0 billion), and the 2013 tax benefits related to the extension of the U.S. tax provision deferring tax on active financial services income ($0.3 billion).


The income tax provision was also lower due to benefit from the resolution of the Internal Revenue Service (IRS) audit of the 2008-2009 tax years and items for other years ($0.1 billion), which is reported partially in the caption "Tax on global activities including exports" and partially in the caption "All other-net" in the effective tax rate reconciliation in Note 10 to the consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K Report.

	The items lowering the expense were partially offset by the absence of the 2012 benefit attributable to the high tax basis in the entity sold in the Business Property disposition ($0.3 billion).

On January 2, 2013 the American Taxpayer Relief Act of 2012 was enacted and the law extended several provisions, including a two-year extension of the U.S. tax provision deferring tax on active financial services income retroactive to January 1, 2012. Under accounting rules, a tax law change is taken into account in calculating the income tax provision in the period enacted. Because the extension was enacted into law 2013, tax expense for 2013 reflected retroactive extension of the previously expired provisions. On December 19, 2014, the Tax Increase Prevention Act of 2014 further extended several provisions including a one year extension of the U.S. tax provision deferring taxes on active financial services income retroactive to January 1, 2014.

BENEFITS FROM GLOBAL OPERATIONS

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

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes in U.S. or foreign law, including the expiration of the U.S. tax law provision deferring tax on active financial services income, as discussed in Note 10 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report. In addition, since this benefit depends on management's intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

BENEFITS FROM LOWER-TAXED GLOBAL OPERATIONS

(In billions)	2014	2013	2012

Benefit of lower foreign tax rate on indefinitely reinvested non-U.S. earnings	$1.5	$2.1	$0.9
Other	0.3	1.2	0.6
Total	$1.8	$3.3	$1.5

 GECC 2014 FORM 10-K  20

PART II

2014 – 2013 COMMENTARY

The benefit was lower in 2014 as compared to 2013 principally because of the absence of realization of tax benefits related to the sale in 2013 of a portion of Cembra, lower realization of benefits for prior year losses and the absence of the resolution of the IRS audit of 2008-2009 for items related to global operations. The items lowering the benefit were partially offset by benefits from disposition of GEMB-Nordic.

2013 – 2012 COMMENTARY

The benefit was higher in 2013 as compared to 2012 principally because of the realization of benefits related to the sale of a portion of Cembra, the realization of benefits for prior-year losses, and the resolution of the IRS audit of the 2008-2009 for items related to global operations.

OTHER INFORMATION

The tax benefit from non-U.S. income taxed at a local country rather than the U.S. statutory tax rate is reported in the caption "Tax on global activities including export" in the effective tax rate reconciliation in Note 10 to the consolidated financial statements of this Form 10-K Report.

A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated effective tax rate, as well as other information about our income tax provisions, is provided in the "Critical Accounting Estimates" section and Note 10 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

 GECC 2014 FORM 10-K  21

PART II

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

Segment profit is determined based on internal performance measures used by the Chairman to assess the performance of each business in a given period. In connection with that assessment, the Chairman may exclude matters such as charges for restructuring; rationalization and other similar expenses; acquisition costs and other related charges; technology and product development costs; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, for which responsibility preceded the current management team.

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

We have reclassified certain prior-period amounts to conform to the current-period presentation. For additional information about our segments, see Part I, Item 1. "Business" and Note 20 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

 GECC 2014 FORM 10-K  22

PART II

SUMMARY OF OPERATING SEGMENTS

(In millions)	2014	2013	2012

Revenues
CLL	$14,630	$14,316	$16,458
Consumer	15,023	15,741	15,303
Real Estate	2,969	3,915	3,654
Energy Financial Services	1,697	1,526	1,508
GECAS	5,242	5,346	5,294
Total segment revenues	39,561	40,844	42,217
GECC corporate items and eliminations	3,164	3,223	3,147
Total revenues	$42,725	$44,067	$45,364

Segment profit (loss)
CLL	$2,271	$1,965	$2,401
Consumer	3,016	4,319	3,207
Real Estate	1,002	1,717	803
Energy Financial Services	401	410	432
GECAS	1,046	896	1,220
Total segment profit	7,736	9,307	8,063
GECC corporate items and eliminations	(395)	(1,049)	(718)
Earnings from continuing operations attributable to GECC	7,341	8,258	7,345
Preferred stock dividends declared	(322)	(298)	(123)
Earnings from continuing operations attributable to GECC common shareowner	7,019	7,960	7,222
Earnings (loss) from discontinued operations, net of taxes	(107)	(2,054)	(1,130)
Net earnings attributable to GECC common shareowner	$6,912	$5,906	$6,092

December 31 (In millions)	2014	2013

Assets
CLL	$172,380	$174,357
Consumer	135,987	132,236
Real Estate	34,371	38,744
Energy Financial Services	15,467	16,203
GECAS	42,625	45,876
GECC Corporate items and eliminations	99,386	109,413
Total Assets	$500,216	$516,829

ADDITIONAL INFORMATION - GEOGRAPHIC OPERATIONS OF CLL

(In millions)	2014	2013	2012

Revenues
Americas	$9,678	$9,391	$10,976
International(a)	4,999	4,926	5,396
Other	(47)	(1)	86

Segment profit
Americas	$1,790	$1,594	$2,171
International(a)	702	544	393
Other	(221)	(173)	(163)

December 31 (In millions)	2014	2013

Total assets
Americas	$108,424	$105,496
International(a)	59,654	64,557
Other	4,302	4,304

(a)	During the first quarter of 2014, we combined our CLL Europe and CLL Asia portfolios into CLL International. Prior-period amounts were reclassified to conform to the current period presentation.

 GECC 2014 FORM 10-K  23

PART II

COMMERCIAL LENDING AND LEASING

CLL 2014 revenues increased by $0.3 billion, or 2%, as a result of lower impairments ($0.8 billion), partially offset by organic revenue declines ($0.3 billion) and the effects of dispositions ($0.2 billion).

CLL 2014 net earnings increased by $0.3 billion, or 16%, reflecting lower impairments ($0.7 billion) and lower provisions for losses on financing receivables ($0.2 billion), partially offset by core decreases ($0.4 billion) and the effects of dispositions ($0.2 billion).

CLL 2013 revenues decreased by $2.1 billion, or 13%, as a result of organic revenue declines ($1.2 billion), primarily due to lower ENI ($0.8 billion), higher impairments ($0.7 billion) and the effects of dispositions ($0.1 billion).

CLL 2013 net earnings decreased by $0.4 billion, or 18%, reflecting higher impairments ($0.6 billion), partially offset by the effects of dispositions ($0.1 billion).

CONSUMER

Consumer 2014 revenues decreased by $0.7 billion, or 5%, as a result of lower gains ($0.6 billion) and the effects of dispositions ($0.3 billion), partially offset by organic revenue growth ($0.2 billion) and lower impairments ($0.1 billion).

Consumer 2014 net earnings decreased by $1.3 billion, or 30%, as a result of the effects of dispositions ($0.8 billion) reflecting the 2013 sale of a portion of Cembra and the 2014 sale of GEMB-Nordic, core decreases ($0.5 billion) and lower gains ($0.4 billion) reflecting the 2013 sale of our remaining equity interest in Bay Bank, partially offset by higher provisions for losses on financing receivables ($0.3 billion) and lower impairments ($0.1 billion).

Consumer 2013 revenues increased by $0.4 billion, or 3%, as a result of higher gains ($0.5 billion), the effects of dispositions ($0.3 billion) and the effects of acquisitions ($0.1 billion), partially offset by organic revenue declines ($0.4 billion).

Consumer 2013 net earnings increased by $1.1 billion, or 35%, as a result of the sale of a portion of Cembra ($1.2 billion), higher gains ($0.3 billion) related to the sale of Bay Bank and core increases ($0.1 billion). These increases were partially offset by higher provisions for losses on financing receivables ($0.5 billion) reflecting the use of a more granular portfolio segmentation approach, by loss type, in determining the incurred loss period and projected net write-offs over the next 12 months in our installment and revolving credit portfolios.

REAL ESTATE

 Real Estate 2014 revenues decreased by $0.9 billion, or 24%, as a result of decreases in net gains on property sales ($0.6 billion) mainly due to the 2013 sale of real estate comprising certain floors located at 30 Rockefeller Center, New York, organic revenue declines ($0.2 billion) and higher impairments ($0.1 billion).

Real Estate 2014 net earnings decreased by $0.7 billion, or 42%, as a result of core decreases ($0.7 billion) including lower tax benefits ($0.4 billion) and lower gains on property sales ($0.3 billion).

Real Estate 2013 revenues increased by $0.3 billion, or 7%, as a result of increases in net gains on property sales ($1.1 billion) mainly due to the sale of real estate comprising certain floors located at 30 Rockefeller Center, New York, partially offset by organic revenue declines ($0.7 billion), primarily due to lower ENI ($0.6 billion).

Real Estate 2013 net earnings increased favorably as a result of core increases ($0.9 billion) including increases in net gains on property sales ($0.7 billion) and higher tax benefits ($0.3 billion).

 GECC 2014 FORM 10-K  24

PART II

ENERGY FINANCIAL SERVICES

Energy Financial Services 2014 revenues increased by $0.2 billion, or 11%, as a result of organic revenue growth ($0.4 billion) and higher gains ($0.1 billion), partially offset by the effects of dispositions ($0.2 billion) and higher impairments ($0.2 billion).

Energy Financial Services 2014 net earnings decreased slightly as a result of higher impairments ($0.1 billion) and the effects of dispositions ($0.1 billion) offset by core increases ($0.1 billion) and higher gains ($0.1 billion).

Energy Financial Services 2013 revenues increased slightly, or 1%, as a result of dispositions ($0.1 billion) and organic revenue growth ($0.1 billion), partially offset by lower gains ($0.1 billion) and higher impairments.

Energy Financial Services 2013 net earnings decreased slightly, or 5%, as a result of lower gains ($0.1 billion), partially offset by core increases and dispositions.

GECAS

GECAS 2014 revenues decreased by $0.1 billion, or 2%, as a result of organic revenue declines ($0.2 billion), partially offset by higher gains ($0.1 billion).

GECAS 2014 net earnings increased by $0.2 billion, or 17%, as a result of lower equipment leased to others (ELTO) impairments ($0.2 billion) related to our operating lease portfolio of commercial aircraft, and higher gains, partially offset by core decreases ($0.1 billion).

GECAS 2013 revenues increased by $0.1 billion, or 1%, as a result of lower finance lease impairments and higher gains.

GECAS 2013 net earnings decreased by $0.3 billion, or 27%, as a result of ELTO impairments ($0.3 billion) related to our operating lease portfolio of commercial aircraft, and core decreases, partially offset by higher gains.

CORPORATE ITEMS AND ELIMINATIONS

Corporate items and eliminations included $0.2 billion of Treasury operation income, and $0.1 billion and $0.2 billion of Treasury operation expenses for 2014, 2013, and 2012, respectively. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

Corporate items and eliminations included $0.4 billion of net unallocated tax benefits for 2014, and $0.1 billion of net unallocated tax expenses for both 2013 and 2012.

Corporate items and eliminations included $0.5 billion, $0.3 billion and $0.2 billion of corporate headquarters expenses for 2014, 2013 and 2012, respectively, encompassing executive staff and functional support to our businesses, not least of which is building the capabilities to meet heightened regulatory expectations.

Certain amounts included in corporate items and eliminations are not allocated to the five operating businesses because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included $0.1 billion, $0.2 billion and $0.1 billion for 2014, 2013, and 2012, respectively, primarily related to restructuring, rationalization and other charges.

 GECC 2014 FORM 10-K  25

PART II

DISCONTINUED OPERATIONS

Discontinued operations primarily comprises GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our CLL trailer services business in Europe (CLL Trailer Services), our Consumer banking business in Russia (Consumer Russia) and our Consumer mortgage lending business in Ireland (Consumer Ireland). All of these operations were previously reported in the GE Capital segment.

Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

(In millions)	2014	2013	2012

Earnings (loss) from discontinued operations, net of taxes	$(107)	$(2,054)	$(1,130)

The 2014 loss from discontinued operations, net of taxes, primarily reflected the following:
	$0.2 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC.

2014 losses were partially offset by a $0.1 billion tax benefit related to the extinguishment of our loss-sharing arrangement for excess interest claims associated with the 2008 sale of GE Money Japan.

The 2013 loss from discontinued operations, net of taxes, primarily reflected the following:

$1.6 billion after-tax effect of incremental reserves, primarily related to an agreement to extinguish our loss-sharing arrangement for excess interest claims associated with the 2008 sale of GE Money Japan,

	$0.2 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC and
	$0.2 billion after-tax loss on the planned disposal of Consumer Russia.

The 2012 loss from discontinued operations, net of taxes, primarily reflected the following:
	$0.6 billion after-tax effect of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan,
	$0.3 billion after-tax effect of incremental reserves related to retained representation and warranty obligations to repurchase previously sold loans on the 2007 sale of WMC and
	$0.2 billion loss (including a $0.1 billion loss on disposal) related to Consumer Ireland.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

 GECC 2014 FORM 10-K  26

PART II

GEOGRAPHIC DATA

Our global activities span all geographic regions and primarily encompass leasing of aircraft and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new opportunities that include, among other things, expansion of our activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Financial results of our non-U.S. activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the euro, the Australian dollar, the pound sterling and the Japanese yen.

REVENUES

Revenues are classified according to the region to which products and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas.

GEOGRAPHIC REVENUES

(Dollars in billions)	2014	2013	2012

U.S.	$26.2	$25.7	$26.4
Non-U.S.
Europe	8.3	8.8	9.1
Asia	5.3	6.1	6.3
Americas	2.2	2.7	2.8
Middle East and Africa	0.8	0.8	0.8
Total Non-U.S.	16.6	18.4	19.0
Total	$42.8	$44.1	$45.4

Non-U.S. Revenues as a % of Consolidated Revenues	39%	42%	42%

The decreases in non-U.S. revenues in 2014 and 2013 were primarily a result of decreases in Asia and Europe, respectively. Non-U.S. revenues as a percentage of total revenues were 39% in 2014, and 42% in both 2013 and 2012.

The effects of currency fluctuations on reported results were as follows:
	Decreased revenues by $0.3 billion in 2014, primarily driven by the Australian dollar ($0.1 billion), Japanese yen ($0.1 billion), and Canadian dollar ($0.1 billion).
	Decreased revenues by $0.2 billion in 2013, primarily driven by the Japanese yen ($0.2 billion).
	Decreased revenues by $0.7 billion in 2012, primarily driven by the euro ($0.3 billion), Polish zloty ($0.1 billion), Hungarian forint ($0.1 billion) and Czech koruna ($0.1 billion).

The effects of foreign currency fluctuations on earnings were minimal, with no single currency having a significant impact.

 GECC 2014 FORM 10-K  27

PART II

ASSETS

We classify certain assets that cannot meaningfully be associated with specific geographic areas as "Other Global" for this purpose.

TOTAL ASSETS (CONTINUING OPERATIONS)

December 31 (In billions)	2014	2013

U.S.	$273.8	$260.3
Non-U.S.
Europe	127.4	142.5
Asia	35.4	42.2
Americas	19.3	24.0
Other Global	43.1	45.5
Total Non-U.S.	225.2	254.2
Total	$499.0	$514.5

The decrease in total assets of non-U.S. operations on a continuing basis reflected declines in Europe, Asia and Americas due to the strengthening of the U.S. dollar against most major currencies, primarily the euro, the pound sterling and the Japanese yen and dispositions at various businesses.
 GECC 2014 FORM 10-K  28

PART II

RISK MANAGEMENT

How We Oversee & Manage Enterprise Risk

GE BOARD
Committee Report-Outs & Full Board Discussion
AUDIT COMMITTEE
MAJOR RISKS OVERSEEN:
Financial statements, systems & reporting
Compliance
Cybersecurity
GOVERNANCE & PUBLIC AFFAIRS COMMITTEE
MAJOR RISKS OVERSEEN:
Governance
Related person transactions
Public policy
Environmental, health & safety
MANAGEMENT DEVELOPMENT & COMPENSATION COMMITTEE
MAJOR RISKS OVERSEEN:
Management resources
Senior executive compensation
Succession planning
SCIENCE & TECHNOLOGY COMMITTEE
MAJOR RISKS OVERSEEN:
Technology
Product innovation
RISK COMMITTEE
MAJOR RISKS OVERSEEN:
GE Capital
Enterprise risks (other than those overseen by other GE Board committees)
BOARD OVERSIGHT
AUDIT CHAIR
RISK CHAIR
GECC BOARD
GE CHIEF AUDIT EXECUTIVE
GECC CHIEF AUDIT EXECUTIVE
GE CRO
GECC CRO
GECC HEAD OF CREDIT REVIEW
CORPORATE AUDIT STAFF & GECC AUDIT
Have principal responsibility for monitoring financial reporting and internal control matters at GE and GECC
POLICY COMPLIANCE REVIEW BOARD
Has principal responsibility for monitoring compliance matters across GE
GE BLUEPRINT REVIEWS
A quarterly, integrated risk management & business planning review across GE businesses
GE CAPITAL ENTERPRISE RISK MANAGEMENT COMMITTEE
Oversees implementation of GE Capital's risk appetite & establishment of appropriate systems to oversee/manage the following risks: strategic, liquidity, credit & investment, market, operational & compliance
MANAGEMENT OVERSIGHT
STRATEGIC RISK
OPERATIONAL RISK
FINANCIAL RISK
LEGAL & COMPLIANCE RISK
functional reporting
informational reporting

A GE 2014 FORM-10K

 GECC 2014 FORM 10-K  29

PART II

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

RESPONSIBILITIES

GE BOARD OF DIRECTORS

The GE Board of Directors (Board) has oversight for risk management with a focus on the most significant risks facing the Company, including strategic, operational, financial and legal and compliance risks. At the end of each year, management and the Board jointly develop a list of major risks that GE plans to prioritize in the next year. Throughout the year, the Board and the committees to which it has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic, operational and reputational risks are presented and discussed in the context of the CEO's report on operations to the Board at regularly scheduled Board meetings and at presentations to the Board and its committees by the vice chairmen, GE and GECC Chief Risk Officers (CROs), general counsel and other employees.

COMMITTEES

The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

THE AUDIT COMMITTEE oversees GE's and GE Capital's policies and processes relating to the financial statements, the financial reporting process, compliance and auditing. The Audit Committee, in coordination with the GE Risk Committee, discusses with management the Company's risk assessment and risk management practices and, when reviewing and approving the annual audit plan for the internal audit functions, prioritizes audit focus areas based on their potential risk to the Company. The Audit Committee oversees the Company's cybersecurity program and related risks and monitors ongoing compliance issues and matters. The Audit Committee jointly meets with the GECC Board once a year, which is in addition to an annual joint meeting of the GE Risk Committee and Audit Committee.

THE GOVERNANCE & PUBLIC AFFAIRS COMMITTEE oversees risk related to the Company's governance structure and processes and risks arising from related-person transactions, reviews and discusses with management risks related to GE's public policy initiatives and activities, and monitors the Company's environmental, health and safety compliance and related risks.

THE MANAGEMENT DEVELOPMENT & COMPENSATION COMMITTEE oversees the risk management associated with management resources, structure, succession planning, management development and selection processes, and includes separate reviews of incentive compensation arrangements at GE and GE Capital to confirm that incentive pay does not encourage unnecessary and excessive risk taking and to review and discuss, at least annually, the relationship between risk management policies and practices, corporate strategy and senior executive compensation. The Management Development and Compensation Committee also incentivizes leaders to improve the Company's competitive position.

THE SCIENCE & TECHNOLOGY COMMITTEE oversees the direction and effectiveness of the company's R&D operations. They also review the company's technology and innovation strategies and approaches, including the impact on the company's performance, growth and competitive position. The Science & Technology Committee assist the Board in overseeing GE's investments and initiatives in science, technology and software. In addition, they review science and technology trends that could significantly affect the company and the industries in which it operates.
 GECC 2014 FORM 10-K  30

PART II

THE GE RISK COMMITTEE oversees risks related to GE Capital and jointly meets throughout the year with the GECC Board of Directors (GECC Board). The GE Risk Committee also oversees the Company's most critical enterprise risks and how management is mitigating these risks. These risks may be discussed during Risk Committee meetings, as well as full Board updates, Audit Committee updates, and/or during Director business visits.

SENIOR MANAGEMENT

The GE Board's risk oversight process builds upon management's risk assessment and mitigation processes, which include standardized reviews of long-term strategic and operational planning; executive development and evaluation; code of conduct compliance under the Company's The Spirit & The Letter; regulatory compliance; health, safety and environmental compliance; financial reporting and controllership; and information technology and security. A vice-chairman of GE and GE's CRO are responsible for overseeing and coordinating risk assessment and mitigation on an enterprise-wide basis. They lead the Corporate Risk Function and are responsible for the identification of key business risks, providing for appropriate management of these risks within GE Board guidelines, and enforcement through policies and procedures.

OPERATING REVIEWS

CORPORATE AUDIT STAFF & GE CAPITAL AUDIT are responsible for reviewing the governance, processes, controls and accuracy of GE's and GE Capital's financial and compliance reporting.

POLICY COMPLIANCE REVIEW BOARD is a management-level committee that further assists in assessing and mitigating risk. The Policy Compliance Review Board, which conducted 9 compliance operating reviews and met 3 times in 2014, is chaired by the Company's general counsel and includes the Chief Financial Officer and other senior-level functional leaders. It has principal responsibility for monitoring compliance matters across the Company.

GE BLUEPRINT REVIEWS are integrated business planning reviews across GE that evaluate strategic objectives, operating and organizational performance, and enterprise risks.   Blueprint reviews are held at least 4 times per year and include the most senior GE business leaders.

GE CAPITAL ENTERPRISE RISK MANAGEMENT COMMITTEE oversees the implementation of GE Capital's risk appetite, and senior management's establishment of appropriate systems to ensure enterprise risks are effectively identified, measured, monitored, and controlled. Additional information on GE Capital's Enterprise Risk Management Committee can be found in the GE Capital Risk Management and Mitigation section below.

RISK MANAGERS

Risk assessment and risk management are the responsibility of management and are carried out through risk managers who are operationally integrated into each of our businesses. These risk managers have acquired deep domain expertise through their long careers and proximity to the business' operations and core processes. Both risk managers and the business leadership teams have specific, enterprise risk focused goals and objectives that are aligned with our overall risk framework.

RISK MITIGATION & COMMUNCIATION

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
 GECC 2014 FORM 10-K  31

PART II

transfer, reduce or accept the risk. These response strategies are tailored to ensure that risks are within acceptable GE Board general guidelines.

Depending on the nature of the risk involved and the particular business or function affected, we use a wide variety of risk mitigation strategies, including delegation of authorities, standardized processes and strategic planning reviews, operating reviews, insurance, and hedging. As a matter of policy, we generally hedge the risk of fluctuations in foreign currency exchange rates, interest rates and commodity prices. Our service businesses employ a comprehensive tollgate process leading up to and through the execution of a contractual service agreement to mitigate legal, financial and operational risks. Furthermore, we centrally manage some risks by purchasing insurance, the amount of which is determined by balancing the level of risk retained or assumed with the cost of transferring risk to others. We manage the risk of fluctuations in economic activity and customer demand by monitoring industry dynamics and responding accordingly, including by adjusting capacity, implementing cost reductions and engaging in mergers, acquisitions and dispositions.

GE CAPITAL RISK MANAGEMENT & MITIGATION

GE Capital acknowledges risk-taking as a fundamental characteristic of providing financial services. It is inherent to its business and arises in lending, leasing and investment transactions undertaken by GE Capital.

GE Capital's philosophy is to have a strong culture of risk management, combined with a sound risk framework that effectively supports appropriate risk awareness, behaviors and sound risk-based decision making. GE Capital recognizes that effective and comprehensive risk management must include three distinct lines of defense including Business Units, Corporate Risk Management and Internal Audit.

Business Units own and manage risk as a first line of defense with deep risk expertise. The GECC Corporate Risk Management function provides independent oversight and challenge as a second line of defense. Those responsible for risk management activities across GECC, including staff in both the first and second lines of defense, are referred to collectively as "global risk management." The senior risk professionals have, on average, over 30 years of experience. Internal Audit provides the third line of defense.

Corporate Risk Management leverages the risk infrastructure in each of our Business Units, which have adopted an approach that corresponds to GE Capital's overall risk policies, guidelines and review mechanisms. GE Capital's risk infrastructure is designed to manage all risks relevant to its business environment, which if materialized, could prevent GE Capital from achieving its risk objectives and/or result in losses. These risks are defined as GE Capital's Enterprise Risk Universe, which includes the following risks: strategic, liquidity, credit and investment, market, compliance and operational (including financial, information technology, human resources and legal). Reputational risk is considered and managed across each of the categories.

GE Capital continues to make significant investments to enhance its risk management infrastructure and processes consistent with heightened supervisory expectation befitting a nonbank SIFI. As a result, GE Capital is executing on strategic programs and an extensive number of deliverables to improve data and reporting systems, risk and governance processes, and other large scale, critical initiatives including capital planning, models, valuations and regulatory reporting. During 2014, GE Capital increased the number of risk professionals by 12%.

The GE Risk Committee and GECC Board oversee GE Capital's risk appetite, risk assessment and management processes.

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
 GECC 2014 FORM 10-K  32

PART II

The Enterprise Risk Management Committee (ERMC), which comprises the most senior leaders in GE Capital as well as the GE CRO, oversees the implementation of GE Capital's risk appetite, and senior management's establishment of appropriate systems (including policies, procedures, and management committees) to ensure enterprise risks are effectively identified, measured, monitored, and controlled. The ERMC has delegated management of specific risks to various sub-committees, including the Operational Risk Management Committee, Asset-Liability Committee, Capital Planning Committee, Allowance and Valuation Risk Committee, Credit Risk Committee and Compliance Committee. A similar committee structure, where appropriate, is replicated at the Business Unit level

Key risk management policies are approved by the GECC Board and the GE Risk Committee at least annually. GE Capital senior management meets with the GE Risk Committee and the GECC Board throughout the year. At these meetings, GE Capital senior management focuses on the risk issues, strategy and governance of the business.

GE Capital's Corporate Risk function, in consultation with the ERMC, updates the Enterprise Risk Appetite Statement annually. This document articulates the enterprise risk objectives, its key universe of risks and the supporting limit structure. GE Capital's risk appetite is determined relative to its desired risk objectives, including, but not limited to, credit ratings, capital levels, liquidity management, regulatory assessments, earnings, dividends and compliance. GE Capital determines its risk appetite through consideration of portfolio analytics, including stress testing and economic capital measurement, experience and judgment of senior risk officers, current portfolio levels, strategic planning, and regulatory and rating agency expectations.

The Enterprise Risk Appetite Statement is presented to the GECC Board and the GE Risk Committee for review and approval at least annually. On a quarterly basis, the status of GE Capital's performance against these limits is reviewed by the GE Risk Committee and GECC Board.

GE Capital monitors its capital adequacy including through economic capital, regulatory capital and enterprise stress testing methodologies. GE Capital's economic capital methodology uses internal models to estimate potential unexpected losses across different portfolios with a confidence level equivalent to an AA agency rating. Although GE Capital is not currently subject to consolidated risk-based capital standards, GE Capital estimates capital adequacy based on the Basel 1 and Basel 3 U.S. frameworks. GE Capital uses stress testing for risk, liquidity and capital adequacy assessment and management purposes, and as an integral part of GE Capital's overall planning processes. Stress testing results inform key strategic portfolio decisions such as the amount of capital required to maintain minimum expected regulatory capital levels in severe but plausible stresses, capital allocation, assist in developing the risk appetite and limits, and help in assessing product specific risk to guide the development and modification of product structures. The GE Risk Committee and the GECC Board review stress test results and their expected impact on capital levels and metrics. The GE Risk Committee and the GECC Board are responsible for overseeing overall capital adequacy, and the capital adequacy process, as well as approving GE Capital's annual capital plan and capital actions. Under enhanced prudential standards for GE Capital as a nonbank SIFI that the Federal Reserve Board proposed in November 2014, GE Capital would also be subject to regulatory capital, liquidity, stress testing, capital planning, risk management and other requirements.

For additional information about our risks see Part I, Item 1A. "Risk Factors," "Regulations and Supervision" and "Critical Accounting Estimates" sections of Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K Report.
 GECC 2014 FORM 10-K  33

PART II

STATEMENT OF FINANCIAL POSITION

MAJOR CHANGES IN OUR FINANCIAL POSITION DURING 2014:


Investment securities increased $4.2 billion reflecting purchases of U.S. government and federal agency securities at Synchrony Financial and higher net unrealized gains in U.S. Corporate and State and Municipal securities driven by lower interest rates in the U.S. See Note 3 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

-
Pre-tax, other-than-temporary impairment losses (OTTI) recognized in earnings were $0.2 billion and $0.7 billion in 2014 and 2013, respectively. The 2014 amount primarily relates to other-than temporary impairments on equity securities, corporate debt securities, commercial and residential mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS) and asset-backed securities (ABS). The 2013 amount primarily related to credit losses on corporate debt securities and other-than-temporary impairment on equity securities.

-	Pre-tax, OTTI recognized in accumulated other comprehensive income were insignificant amounts in both 2014 and 2013.
	Financing receivables-net decreased $16.0 billion. See the following Financing Receivables section for additional information.

Other assets decreased $3.5 billion as a result of sales of certain real estate investments of $3.4 billion, a net decrease in equity and cost method investments of $1.5 billion and a net decrease in advances to suppliers of $0.9 billion, partially offset by a net increase in assets held for sale of $2.3 billion.


Borrowings decreased $31.0 billion. GECC had net repayments on these borrowings of $24.9 billion during the year, along with a net $9.1 billion reduction in the balances driven by the strengthening of the U.S. dollar against all major currencies.


Bank deposits increased $9.5 billion primarily due to increases at our banks of $12.6 billion, including Synchrony Financial of $9.2 billion, partially offset by the reclassification of Budapest Bank deposits to liabilities of businesses held for sale of $1.9 billion.


Deferred income taxes increased $1.4 billion primarily due to an increased deferred tax liability as a result of the impact of the adoption of a new accounting standard. See Note 1 for additional information.


Accumulated other comprehensive income (loss) – currency translation adjustments decreased $0.2 billion driven by the strengthening U.S. dollar against all major currencies at December 31, 2014 compared with December 31, 2013. This decrease coincides with general decreases in balances of our major asset and liability categories, including: Financing receivables; Property, plant and equipment; Goodwill; Short-term borrowings and Long-term borrowings.

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
 GECC 2014 FORM 10-K  34

PART II

Our consumer portfolio is composed primarily of non-U.S. mortgage, sales finance, auto and personal loans in various European and Asian countries and U.S. consumer credit card and sales finance receivables.

During the first quarter of 2014, we combined our CLL Europe and CLL Asia portfolios into CLL International and we transferred our CLL Other portfolio to the CLL Americas portfolio. During the fourth quarter of 2014, we combined our Consumer Non-U.S. auto portfolio into our Consumer Non-U.S. installment and revolving credit portfolio. Prior-period amounts were reclassified to conform to the current-period presentation.

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

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in Notes 4 and 19 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.
 GECC 2014 FORM 10-K  35

PART II

FINANCING RECEIVABLES

	Financing receivables at		Nonaccrual receivables at			Allowance for losses at
December 31 (In millions)	2014	2013	2014		2013	2014	2013

Commercial
CLL
Americas	$67,096	$69,036	$1,054		$1,275	$455	$473
International(a)	43,407	47,431	946		1,459	376	505
Total CLL	110,503	116,467	2,000		2,734	831	978
Energy
Financial Services	2,580	3,107	68		4	26	8
GECAS	8,263	9,377	419		-	46	17
Other	130	318	-		6	-	2
Total Commercial	121,476	129,269	2,487		2,744	903	1,005

Real Estate	19,797	19,899	1,254		2,551	161	192

Consumer
Non-U.S. residential mortgages(b)	24,893	30,501	1,262		2,161	325	358
Non-U.S. installment
and revolving credit	10,400	15,731	53		106	399	650
U.S. installment and revolving credit	59,863	55,854	2		2	3,186	2,823
Other	5,664	6,953	167		351	101	150
Total Consumer	100,820	109,039	1,484		2,620	4,011	3,981

Total	$242,093	$258,207	$5,225	(c)	$7,915	$5,075	$5,178

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

(b)
Included financing receivables of $10,564 million and $12,401 million, nonaccrual receivables of $546 million and $965 million and allowance for losses of $136 million and $126 million at December 31, 2014 and 2013, respectively, primarily related to loans, net of credit insurance, whose terms permitted repayments that are less than the repayments for fully amortizing loans and high loan-to-value ratios at inception (greater than 90%). At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, about 85% are in our U.K. and France portfolios, which have a delinquency rate of 10%, have a loan-to-value ratio at origination of 82% and have re-indexed loan-to-value ratios of 77% and 62%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. At December 31, 2014, 13% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(c)	Of our $5.2 billion nonaccrual loans of December 31, 2014, $2.7 billion are currently paying in accordance with the contractual terms.

Financing receivables, before allowance for losses, decreased $16.1 billion from December 31, 2013, primarily as a result of the stronger U.S. dollar ($7.7 billion), the reclassification of Budapest Bank to assets of businesses held for sale and the sale of GEMB-Nordic ($5.3 billion), write-offs ($5.1 billion) and transfers to assets held for sale and equipment leased to others ($3.1 billion), partially offset by originations exceeding collections (which includes sales) ($5.7 billion).

Nonaccrual receivables decreased $2.7 billion from December 31, 2013 primarily due to payoffs, collections and write-offs in our Real Estate and CLL portfolios and asset sales and resolutions in Consumer, primarily in our U.K. portfolio.

Allowance for losses decreased $0.1 billion from December 31, 2013. Allowance for losses decreased at Commercial and Real Estate, primarily as a result of write-offs and resolutions. These decreases were offset by increases at Consumer, primarily as a result of an increase in the projected net write-offs over the next 12 months in the U.S. consistent with the growth of related financing receivables, partially offset by the reclassification of Budapest Bank to assets of business held for sale and the sale of GEMB-Nordic. The allowance for losses as a percent of total financing receivables increased from 2.0% at December 31, 2013 to 2.1% at December 31, 2014 reflecting decreases in both the allowance for losses and the overall financing receivables balance as discussed above.
 GECC 2014 FORM 10-K  36

PART I

Further information about the allowance for losses related to each of our portfolios is provided below.

SELECTED RATIOS RELATED TO NONACCRUAL FINANCING RECEIVABLES AND THE ALLOWANCES FOR LOSSES

	Nonaccrual financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	total financing receivables at		nonaccrual financing receivables at		total financing receivables at

December 31	2014	2013	2014	2013	2014	2013

Commercial
CLL
Americas	1.6%	1.8%	43.2%	37.1%	0.7%	0.7%
International	2.2	3.1	39.8	34.6	0.9	1.1
Total CLL	1.8	2.3	41.6	35.8	0.8	0.8
Energy Financial Services	2.6	0.1	38.2	200.0	1.0	0.3
GECAS	5.1	-	11.0	-	0.6	0.2
Other	-	1.9	-	33.3	-	0.6
Total Commercial	2.1	2.1	36.3	36.6	0.7	0.8

Real Estate	6.3	12.8	12.8	7.5	0.8	1.0

Consumer
Non-U.S. residential mortgages(a)	5.1	7.1	25.8	16.6	1.3	1.2
Non-U.S. installment and revolving credit	0.5	0.7	752.8	613.2	3.8	4.1
U.S. installment and revolving credit	-	-	(b)	(b)	5.3	5.1
Other	3.0	5.0	60.5	42.7	1.8	2.2
Total Consumer	1.5	2.4	270.3	152.0	4.0	3.7

Total	2.2	3.1	97.1	65.4	2.1	2.0

(a)
Included nonaccrual financing receivables as a percent of financing receivables of 5.2% and 7.8%, allowance for losses as a percent of nonaccrual receivables of 24.8% and 13.0% and allowance for losses as a percent of total financing receivables of 1.3% and 1.0% at December 31, 2014 and 2013, respectively, primarily related to loans, net of credit insurance, whose terms permitted repayments that are less than the repayments for fully amortizing loans and high loan-to-value ratios at inception (greater than 90%). Compared to the overall Non-U.S. residential mortgage loan portfolio, the ratio of allowance for losses as a percent of nonaccrual financing receivables for these loans is lower, driven primarily by the higher mix of such products in the U.K. and France portfolios and as a result of the better performance and collateral realization experience in these markets.

(b)	Not meaningful.

Included below is a discussion of financing receivables, allowance for losses, nonaccrual receivables and related metrics for each of our significant portfolios.

CLL – Americas.  Nonaccrual receivables of $1.1 billion represented 20.2% of total nonaccrual receivables at December 31, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 37.1% at December 31, 2013, to 43.2% at December 31, 2014, reflecting a decline in nonaccrual receivables in our media, healthcare, materials, franchise and aircraft portfolios, partially offset by increases in our Canada and Latin America portfolios. The ratio of nonaccrual receivables as a percent of financing receivables decreased from 1.8% at December 31, 2013 to 1.6% at December 31, 2014, reflecting decreased nonaccrual receivables for the reasons described above. Collateral supporting these nonaccrual financing receivables primarily includes assets in the restaurant and hospitality, trucking and industrial equipment industries and corporate aircraft, and for our leveraged finance business, equity of the underlying businesses.
 GECC 2014 FORM 10-K  37

PART II

CLL – International. Nonaccrual receivables of $0.9 billion represented 18.1% of total nonaccrual receivables at December 31, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 34.6% at December 31, 2013 to 39.8% at December 31, 2014, reflecting a decrease in nonaccrual receivables and allowance for losses in our Interbanca S.p.A. and Australia portfolios primarily as a result of account resolutions and sales of nonaccrual receivables in Korea. Approximately 55% of our CLL – International nonaccrual receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A. were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonaccrual receivables compared to the remaining portfolio. Excluding the nonaccrual loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonaccrual receivables increased from 42.2% at December 31, 2013, to 61.7% at December 31, 2014, primarily due to sales of nonaccrual receivables in Korea and a decrease in nonaccrual receivables and allowance for losses in our Australia portfolio. The ratio of nonaccrual receivables as a percent of financing receivables decreased from 3.1% at December 31, 2013 to 2.2% at December 31, 2014, for the reasons described above. Collateral supporting these secured nonaccrual financing receivables are primarily equity of the underlying businesses, purchased receivables, commercial real estate, manufacturing and other equipment, and corporate aircraft.

Real Estate. Nonaccrual receivables of $1.3 billion represented 24.0% of total nonaccrual receivables at December 31, 2014. The decrease in nonaccrual receivables from December 31, 2013, was primarily due to Asian office collections and resolutions as well as the resolution of North American office, multi-family and hotel nonaccrual loans, and European retail nonaccrual loans through payoffs and collections. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 7.5% to 12.8% reflecting decreases in the allowance for losses at a lower rate than decreases in nonaccrual loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 1.0% at December 31, 2013 to 0.8% at December 31, 2014, driven primarily by the reduction in overall reserves due to improving market conditions and new loan originations in 2014.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At December 31, 2014, total Real Estate financing receivables of $19.8 billion were primarily collateralized by office buildings ($6.1 billion), apartment buildings ($3.5 billion), warehouse properties ($3.1 billion), retail facilities ($2.6 billion) and hotel properties ($1.9 billion). In 2014, commercial real estate markets continued to show signs of improved stability and liquidity in certain markets; however, the pace of improvement varies significantly by asset class and market and the long-term outlook remains uncertain. We have, and continue to maintain, an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At December 31, 2014, we had 77 foreclosed commercial real estate properties totaling $0.7 billion.

Consumer − Non-U.S. residential mortgages. Nonaccrual receivables of $1.3 billion represented 24.2% of total nonaccrual receivables at December 31, 2014. The ratio of allowance for losses as a percent of nonaccrual receivables increased from 16.6% at December 31, 2013, to 25.8% at December 31, 2014, due to a decrease in nonaccrual receivables primarily driven by asset sales and resolutions in our U.K. portfolio. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 76% at origination and the vast majority is first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have re-indexed loan-to-value ratios of 70% and 55%, respectively, and about 7% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At December 31, 2014, we had in repossession stock 142 houses in the U.K., which had a value of less than $0.1 billion. The ratio of nonaccrual receivables as a percent of financing receivables decreased from 7.1% at December 31, 2013 to 5.1% at December 31, 2014 due to a decrease in nonaccrual receivables described above.
 GECC 2014 FORM 10-K  38

PART II

Consumer − Non-U.S. installment and revolving credit. Nonaccrual receivables of $0.1 billion represented 1.0% of total nonaccrual receivables at December 31, 2014. The ratio of allowance for losses as a percent of financing receivables decreased from 4.1% at December 31, 2013 to 3.8% at December 31, 2014, primarily reflecting improvements in our Australia portfolio, partially offset by the sale of GEMB-Nordic.

Consumer − U.S. installment and revolving credit. The ratio of allowance for losses as a percent of financing receivables increased from 5.1% at December 31, 2013 to 5.3% at December 31, 2014, reflecting an increase in the projected net write-offs over the next 12 months.

FINANCIAL RESOURCES AND LIQUIDITY

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

Our liquidity position is targeted to meet our obligations under both normal and stressed conditions. We establish a funding plan annually that is based on the projected asset size and cash needs of the business, which, over the past few years, has incorporated our strategy to reduce our ending net investment. We rely on a diversified source of funding, including the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund our balance sheet. We also rely on cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases to fund our operating and interest expense costs.

Our 2015 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($38.0 billion at December 31, 2014), through issuance of long-term debt and reissuance of commercial paper, cash on hand, dispositions, asset sales, and deposits and other alternative sources of funding. Long-term maturities and early redemptions were $41.3 billion in 2014. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During 2014, we earned interest income on financing receivables of $18.7 billion, which more than offset interest expense of $8.4 billion.

We maintain a detailed liquidity policy that requires us to maintain a contingency funding plan. The liquidity policy defines our liquidity risk tolerance under different stress scenarios based on our liquidity sources and also establishes procedures to escalate potential issues. We actively monitor our access to funding markets and our liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.
 GECC 2014 FORM 10-K  39

PART II

LIQUIDITY SOURCES

We maintain liquidity sources that consist of cash and equivalents of $74.3 billion, committed unused credit lines of $44.4 billion, and high-quality, liquid investments of $1.2 billion.

CASH AND EQUIVALENTS

December 31 (In billions)	2014

U.S.	$28.4
Non-U.S.	45.9	(a)
Total consolidated	$74.3	(b)

(a)
Of this amount at December 31, 2014, $3.9 billion was considered indefinitely reinvested. Indefinitely reinvested cash held outside of the U.S. is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis through short-term loans, without being subject to U.S. tax. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans is required to be outstanding for less than 60 days during the year. If we were to repatriate indefinitely reinvested cash held outside the U.S., we would be subject to additional U.S. income taxes and foreign withholding taxes.

(b)	At December 31, 2014, cash and cash equivalents of about $20.0 billion were in regulated banks and insurance entities and were subject to regulatory restrictions.

COMMITTED UNUSED CREDIT LINES

December 31 (In billions)	2014

Revolving credit agreements (exceeding one year)	$25.1
Revolving credit agreements (364-day line)(a)	19.3
Total(b)	$44.4

(a)	Contain a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.
(b)
Total committed, unused credit lines were extended to us by 49 financial institutions. GECC can borrow up to $44.4 billion under all of these credit lines. GE can borrow up to $13.7 billion under certain of these credit lines.

FUNDING PLAN

GE reduced its GE Capital ENI, excluding liquidity, to $363 billion at December 31, 2014.

During 2014, we completed issuances of $9.5 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 40 years (and subsequent to December 31, 2014 through February 13, 2015, an additional $8.1 billion). In addition, in August 2014, Synchrony Financial completed issuances of $3.6 billion of senior unsecured debt with maturities up to 10 years and $8.0 billion of unsecured term loans maturing in 2019, and in October 2014 completed issuances of $0.8 billion unsecured term loans maturing in 2019 under the New Bank Term Loan Facility with third party lenders. Subsequent to December 31, 2014 through February 13, 2015, Synchrony Financial issued an additional $1.0 billion of senior unsecured debt maturing in 2020.

COMMERCIAL PAPER

(In billions)

Average commercial paper borrowings during the fourth quarter of 2014	$25.0
Maximum commercial paper borrowings outstanding during the fourth quarter of 2014	25.1

Our commercial paper maturities are funded principally through new commercial paper issuances.
 GECC 2014 FORM 10-K  40

PART II

We securitize financial assets as an alternative source of funding. During 2014, we completed $11.1 billion of non-recourse issuances and $11.3 billion of non-recourse borrowings matured. At December 31, 2014, consolidated non-recourse securitization borrowings were $29.9 billion.

We have nine deposit-taking banks outside of the U.S. and two deposit-taking banks in the U.S. – Synchrony Bank (formerly GE Capital Retail Bank), a Federal Savings Bank (FSB), and GE Capital Bank, an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms up to 10 years.

ALTERNATIVE FUNDING

(In billions)

Total alternative funding at December 31, 2013	$107.5
Total alternative funding at December 31, 2014	117.8
Bank deposits	62.8
Non-recourse securitization borrowings	29.9
Funding secured by real estate, aircraft and other collateral	6.0
GE Interest Plus notes (including $0.1 billion of current long-term debt)	5.6
Bank unsecured	13.5

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where we have the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on our liquidity profile and other factors. During 2014, we called $0.4 billion of long-term debt.

EXCHANGE RATE AND INTEREST RATE RISKS

Exchange rate and interest rate risks are managed with a variety of techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are originating. We apply strict policies to manage each of these risks, including prohibitions on speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called "shock" tests that seek to model the effects of shifts in rates. Such tests are inherently limited based on the assumptions used (described further below) and should not be viewed as a forecast; actual effects would depend on many variables, including market factors and the composition of the Company's assets and liabilities at that time.


It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. To test the effectiveness of our hedging actions, we assumed that, on January 1, 2015, interest rates decreased by 100 basis points across the yield curve (a "parallel shift" in that curve) and further assumed that the decrease remained in place for the next 12 months. Based on the year-end 2014 portfolio and holding all other assumptions constant, we estimated that our consolidated net earnings for the next 12 months, starting in January 2015, would decline by less than $0.1 billion as a result of this parallel shift in the yield curve.


It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2014 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. This analysis indicated that our 2015 consolidated net earnings would decline by less than $0.1 billion as a result of such a shift in exchange rates. This analysis excludes any translation impact from changes in exchange rates on our financial results.

 GECC 2014 FORM 10-K  41

PART II

DEBT AND DERIVATIVE INSTRUMENTS, GUARANTEES AND COVENANTS

CREDIT RATINGS

As of December 31, 2014, GE's and GECC's long-term unsecured debt ratings from Standard and Poor's Ratings Service (S&P) were AA+ with a stable outlook and their short-term funding ratings from S&P were A-1+. We are disclosing these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Although we currently do not expect a downgrade in the credit ratings, our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit ratings of the applicable GE entity were to fall below A-/A3. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term ratings of the applicable GE entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements, outstanding interest payments and collateral posted by us under these master agreements was estimated to be $0.1 billion at December 31, 2014. See Note 15 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

Other debt and derivative agreements of consolidated entities include Trinity, which comprises two entities that hold investment securities, the majority of which are investment grade, and were funded by the issuance of guaranteed investment contracts (GICs). These GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3 or the short-term credit ratings fall below A-1+/P-1, and are reported in investment contracts, insurance liabilities and insurance annuity benefits. The Trinity assets and liabilities are disclosed in note (a) on our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report. Another consolidated entity also had issued GICs where proceeds are loaned to GECC. These GICs included conditions under which certain holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. These obligations are included in long-term borrowings on our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report. These three consolidated entities ceased issuing GICs in 2010.
 GECC 2014 FORM 10-K  42

PART II

RATIO OF EARNINGS TO FIXED CHARGES, INCOME MAINTENANCE AGREEMENT AND SUBORDINATED DEBENTURES

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

Under an agreement between GE and GECC, GE will make payments to GECC, constituting additions to pre-tax income under the agreement (which increases equity), to the extent necessary to cause the ratio of earnings to fixed charges of GECC and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10:1 for the period, as a single aggregation, of each GECC fiscal year commencing with fiscal year 1991. GECC's ratio of earnings to fixed charges was 1.84:1 for 2014. No payment for 2014 was required pursuant to this agreement. On February 24, 2015, GE and GECC amended this agreement, effective beginning in 2015, to exclude non-cash charges attributable to goodwill and intangibles (which are excluded from regulatory capital calculations) for purposes of calculating GECC's ratio of earnings to fixed charges.

In addition, in connection with certain subordinated debentures of GECC that may be classified as equity (hybrid debt), during events of default or interest deferral periods under such subordinated debentures, GECC has agreed not to declare or pay any dividends or distributions or make certain other payments with respect to its capital stock, and GE has agreed to promptly return any payments made to GE in violation of this agreement. There were $7.1 billion of such debentures outstanding at December 31, 2014. See Note 8 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.
 GECC 2014 FORM 10-K  43

PART II

STATEMENT OF CASH FLOWS – OVERVIEW FROM 2012 THROUGH 2014

Our business uses a variety of financial resources to meet its capital needs. Cash for our business activities is primarily provided from the issuance of term debt and commercial paper in public and private markets and deposits, as well as financing receivables collections, sales and securitizations.

CASH FLOWS

(In billions)	2014	2013	2012

Cash from operating activities	$17.7	$19.9	$21.7
Cash from (used for) investing activities	(0.8)	23.4	14.7
Cash used for financing activates	(13.7)	(29.4)	(52.5)

2014–2013 COMMENTARY

GECC cash from operating activities decreased $2.1 billion primarily due to the following:
	A net decrease in tax activity of $3.9 billion driven by net tax payments in 2014 compared with net tax refunds in 2013.
	A decrease in cash generated from lower net earnings from continuing operations of $0.9 billion.
	These decreases were partially offset by a $3.0 billion increase in net cash collateral activity with counterparties on derivative contracts.

GECC cash used for investing activities was $0.8 billion in 2014, compared with cash from investing activities of $23.4 billion in 2013, a decrease of $24.2 billion primarily due to the following:

A net decrease in financing receivables activity of $9.3 billion driven by net originations of financing receivables in 2014 of $5.7 billion, compared with net collections (which includes sales) of financing receivables of $3.6 billion in 2013.

	The 2013 acquisition of MetLife Bank, N.A., resulting in net cash provided of $6.4 billion.
	Lower proceeds from sales of real estate properties of $4.8 billion.
	A net decrease in investment securities activity of $2.8 billion driven by net purchases of $1.1 billion in 2014, compared with net sales of $1.7 billion in 2013.

GECC cash used for financing activities decreased $15.8 billion primarily due to the following:
	A net increase in deposits at our banks of $11.1 billion.
	Lower dividends paid to GE driven by dividends totaling $3.0 billion and $6.0 billion, including special dividends of $1.0 billion and $4.1 billion in 2014 and 2013, respectively.
	2014 proceeds received from the initial public offering of Synchrony Financial of $2.8 billion.
 GECC 2014 FORM 10-K  44

PART II

2013–2012 COMMENTARY

GECC cash from operating activities decreased $1.9 billion primarily due to the following:
	A decrease in net cash collateral activity with counterparties on derivative contracts of $5.2 billion.

This decrease was partially offset by an increase in net tax activity of $2.5 billion driven by net tax refunds in 2013, compared with net tax payments in 2012 and increased cash generated from higher net earnings from continuing operations of $0.9 billion.

GECC cash from investing activities increased $8.7 billion primarily due to the following:
	Higher proceeds from sales of real estate properties of $7.3 billion.
	The 2013 acquisition of MetLife Bank, N.A., resulting in net cash provided of $6.4 billion.
	Lower net loan repayments from our equity method investments of $4.9 billion.
	Lower collections (which includes sales) exceeding originations of financing receivables of $1.9 billion.

GECC cash used for financing activities decreased $23.0 billion primarily due to the following:
	Lower net repayments of borrowings, consisting primarily of net reductions in long-term borrowings and commercial paper of $24.0 billion.
	Lower redemptions of guaranteed investment contracts of $2.3 billion.

Beginning in the second quarter of 2012, GECC restarted its dividend to GE. GECC paid dividends totaling $6.0 billion and $6.4 billion to GE, including special dividends of $4.1 billion and $4.5 billion in 2013 and 2012, respectively.

	These decreases were partially offset by lower proceeds from the issuance of preferred stock of $3.0 billion.

CONTRACTUAL OBLIGATIONS

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2014, follow.

	Payments due by period
					2020 and
(In billions)	Total	2015	2016-2017	2018-2019	thereafter

Borrowings and bank deposits (Note 8)	$349.5	$115.9	$89.4	$51.7	$92.5
Interest on borrowings and bank deposits	79.3	7.8	12.2	10.0	49.3
Purchase obligations(a)(b)	35.8	11.7	7.1	7.9	9.1
Insurance liabilities (Note 9)(c)	12.6	1.3	2.2	1.6	7.5
Operating lease obligations (Note 13)	1.4	0.2	0.4	0.3	0.5
Other liabilities(d)	16.2	14.3	1.3	0.1	0.5
Contractual obligations of discontinued operations(e)	1.1	1.1	-	-	-

(a)	Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be leased to others, contractual commitments related to factoring agreements, software acquisition/license commitments and any contractually required cash payments for acquisitions.
(b)	Excluded funding commitments entered into in the ordinary course of business. Further information on these commitments and other guarantees is provided in Note 17 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.
(c)	Included contracts with reasonably determinable cash flows such as structured settlements, guaranteed investment contracts and certain property and casualty contracts, and excluded long-term care, variable annuity and other life insurance contracts.
(d)
Included an estimate of future expected funding requirements related to our postretirement benefit plans and included liabilities for unrecognized tax benefits. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. For further information on certain of these items, see Notes 10 and 15 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

(e)	Included payments for other liabilities.
 GECC 2014 FORM 10-K  45

PART II

EXPOSURES

GECC SELECTED EUROPEAN EXPOSURES

At December 31, 2014, we had $65.4 billion in financing receivables to consumer and commercial customers in Europe. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 92% of the portfolio is secured by collateral and represents approximately 500,000 commercial customers. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (focus countries), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at December 31, 2014.

							Rest of	Total
December 31, 2014 (In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables, before allowance
for losses on financing receivables	$1,290	$206	$401	$6,089	$3	$491	$57,800	$66,280
Allowance for losses on
financing receivables	(72)	(16)	(41)	(149)	-	-	(616)	(894)

Financing receivables, net of allowance
for losses on financing receivables(a)(b)	1,218	190	360	5,940	3	491	57,184	65,386
Investments(c)(d)	3	-	-	411	-	-	1,707	2,121
Cost and equity method investments(e)	-	-	478	56	32	-	1,579	2,145
Derivatives, net of collateral(c)(f)	2	-	-	49	-	-	220	271
Equipment leased to others (ELTO)(g)	493	210	62	665	230	231	9,840	11,731
Real estate held for investment(g)	539	-	-	385	-	-	3,138	4,062

Total funded exposures(h)(i)(j)	$2,255	$400	$900	$7,506	$265	$722	$73,668	$85,716

Unfunded commitments(j)(k)	$19	$8	$100	$234	$3	$-	$4,450	$4,814

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.
(b)
Substantially all relates to non-sovereign obligors. Included residential mortgage loans of approximately $24.7 billion before consideration of purchased credit protection. We have third-party mortgage insurance for less than 10% of these residential mortgage loans, which were primarily originated in France and the U.K.

(c)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.
(d)
Included $0.6 billion related to financial institutions, $0.2 billion related to non-financial institutions and $1.3 billion related to sovereign issuers. Sovereign issuances totaled $0.1 billion related to Italy. We held no investments issued by sovereign entities in the other focus countries.

(e)	Substantially all is non-sovereign.
(f)	Net of cash collateral; entire amount is non-sovereign.
(g)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(h)
Excluded $33.7 billion of cash and equivalents, which is composed of $25.3 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $1.1 billion is in focus countries, and $8.4 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($4.1 billion) and sovereign bonds of non-focus countries ($4.3 billion), where the value of our collateral exceeds the amount of our cash exposure.

(i)
Rest of Europe included $1.9 billion and $0.1 billion of exposure for Russia and Ukraine, respectively, substantially all ELTO and financing receivables related to commercial aircraft in our GECAS portfolio.

(j)	Excludes assets held for sale and unfunded commitments related to Budapest Bank for Hungary.
(k)	Includes ordinary course of business lending commitments, commercial and consumer unused revolving credit lines, inventory financing arrangements and investment commitments.
 GECC 2014 FORM 10-K  46

PART II

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
 GECC 2014 FORM 10-K  47

PART II

CRITICAL ACCOUNTING ESTIMATES

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their potential effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report, which discusses our most significant accounting policies.

LOSSES ON FINANCING RECEIVABLES

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices, as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated to reflect our view of current conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Write-offs in both our consumer and commercial portfolios can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year that may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

Further information is provided in the Global Risk Management section and Statement of Financial Position – Financing Receivables section within the MD&A of this Form 10-K, the Asset Impairment section that follows and in Notes 1 and 4 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

ASSET IMPAIRMENT

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
 GECC 2014 FORM 10-K  48

PART II

functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. See Note 1 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report, which discusses the determination of fair value of investment securities.
Further information about actual and potential impairment losses is provided in Notes 1, 3 and 7 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

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

Our operating lease portfolio of commercial aircraft is a significant concentration of assets in GECAS, and is particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee's credit standing changes. We consider market conditions, such as global demand for commercial aircraft. Estimates of future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on management's best estimate. In determining its best estimate, management evaluates average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.4 billion and $0.7 billion in 2014 and 2013, respectively. Impairment losses in 2014 primarily related to regional jets and older technology aircraft. The average age of aircraft we impaired in 2014 was 17 years compared with 7 years for our total fleet. Provisions for losses on financing receivables related to commercial aircraft were an insignificant amount for both 2014 and 2013.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in Notes 5 and 17 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

REAL ESTATE

We review the estimated value of our commercial real estate investments annually, or more frequently as conditions warrant. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. Based on the most recent valuation estimates available, the carrying value of our Real Estate investments exceeded their estimated value by about $1.2 billion. This amount is subject to variation dependent on the assumptions described above, changes in economic and market conditions and composition of our portfolio, including sales. Commercial real estate valuations have shown signs of improved stability and liquidity in certain markets, primarily in the U.S. and Japan; however, the pace of improvement varies significantly by asset class and market. Accordingly,
 GECC 2014 FORM 10-K  49

PART II

there continues to be risk and uncertainty surrounding commercial real estate values. Declines in the estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured using the estimated fair value of the underlying asset, which is based upon cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and is corroborated by external appraisals. Real Estate recognized pre-tax impairments of $0.3 billion in its real estate held for investment in both 2014 and 2013. Deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, result in inherent imprecision in real estate value estimates.

Further information is provided in the Risk Management section and the Statement of Financial Position – Other assets section within the MD&A of this Item and in Note 7 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

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

Further information is provided in Notes 1 and 6 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.
 GECC 2014 FORM 10-K  50

PART II

INCOME TAXES

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management's judgment about and intentions concerning the future operations of the Company. At December 31, 2014 and 2013, approximately $78 billion and $73 billion of earnings, respectively, have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $4.7 billion and $4.6 billion at December 31, 2014 and 2013, respectively, including $0.6 billion and $0.8 billion at December 31, 2014 and 2013 of deferred tax assets, net of valuation allowances, associated with losses reported in discontinued operations, primarily related to our loss on the sale of GE Money Japan. Such year-end 2014 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Further information on income taxes is provided in in the Other Consolidated Information – Income Taxes section and in Note 10 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

DERIVATIVES AND HEDGING

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

Further information about our use of derivatives is provided in Notes 1, 7, 14 and 15 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.
 GECC 2014 FORM 10-K  51

PART II

FAIR VALUE MEASUREMENTS

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

Further information on fair value measurements is provided in Notes 1, 14 and 15 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

OTHER LOSS CONTINGENCIES

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

Further information is provided in Notes 2 and 17 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.
 GECC 2014 FORM 10-K  52

PART II

OTHER ITEMS

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for VIEs and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect of the ASU on our consolidated financial statements and related disclosures.

 GECC 2014 FORM 10-K  53

SUPPLEMENTAL INFORMATION

FINANCIAL MEASURES THAT SUPPLEMENT U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MEASURES (NON-GAAP FINANCIAL MEASURES)

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Form 10-K Report, to:

	Average GECC shareowners' equity, excluding effects of discontinued operations
	Ratio of adjusted debt to equity at GECC, net of liquidity
	GE Capital ending net investment (ENI), excluding liquidity

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

AVERAGE GECC SHAREOWNER'S EQUITY, EXCLUDING EFFECTS OF DISCONTINUED OPERATIONS(a)

December 31 (In millions)	2014	2013	2012	2011	2010

Average GECC shareowners' equity(a)	$85,370	$83,358	$79,956	$73,852	$68,490
Less the effects of the average net
investment in discontinued operations	(33)	(92)	(373)	5,033	13,935

Average GECC shareowners' equity,
excluding effects of discontinued operations(b)	$85,403	$83,450	$80,329	$68,819	$54,555

(a)	On an annual basis, calculated using a five-point average.
(b)	Used for computing return on average shareowners' equity and return on average total capital invested (ROTC).

Our ROTC calculation excludes earnings (losses) of discontinued operations from the numerator because GAAP requires us to display those earnings (losses) in the Statement of Earnings. Our calculation of average GECC shareowners' equity may not be directly comparable to similarly titled measures reported by other companies. We believe that it is a clearer way to measure the ongoing trend in return on total capital for the continuing operations of our businesses given the extent that discontinued operations have affected our reported results. We believe that this results in a more relevant measure for management and investors to evaluate performance of our continuing operations, on a consistent basis, and to evaluate and compare the performance of our continuing operations with the ongoing operations of other businesses and companies.
 GECC 2014 FORM 10-K  54

PART II

RATIO OF ADJUSTED DEBT TO EQUITY AT GECC, NET OF LIQUIDITY

December 31 (Dollars in millions)	2014	2013	2012	2011	2010

GECC debt	$349,548	$371,062	$397,039	$442,830	$470,363
Add debt of businesses held for sale
and discontinued operations	2,366	316	403	527	575
Adjusted GECC debt	351,914	371,378	397,442	443,357	470,938
Less liquidity(a)	75,544	74,873	61,853	76,641	60,231
Less cash of businesses held for
sale and discontinued operations	808	236	265	332	222
	$275,562	$296,269	$335,324	$366,384	$410,485

GECC equity	$87,499	$82,694	$81,890	$77,110	$68,984

Ratio	3.15:1	3.58:1	4.09:1	4.75:1	5.95:1

(a)	Liquidity includes cash and equivalents and $1.2 billion of debt obligations of the U.S Treasury at December 31, 2014.

We have provided the GECC ratio of debt to equity on a basis that reflects the use of liquidity as a reduction of debt. For purposes of this ratio, we have also adjusted cash and debt balances to include amounts classified as assets and liabilities of businesses held for sale and discontinued operations. We believe that this is a useful comparison to a GAAP-based ratio of debt to equity because liquidity balances may be used to reduce debt. The usefulness of this supplemental measure may be limited, however, as the total amount of liquidity at any point in time may be different than the amount that could practically be applied to reduce outstanding debt. Despite this potential limitation, we believe that this measure, considered along with the corresponding GAAP measure, provides investors with additional information that may be more comparable to other financial institutions and businesses.

GE CAPITAL ENDING NET INVESTMENT (ENI), EXCLUDING LIQUIDITY

December 31 (In billions)	2014

GECC total assets	$500.2
Less assets of discontinued operations	1.2
Less non-interest bearing liabilities	60.5
GE Capital ENI	438.5
Less liquidity(a)	75.5
GE Capital ENI, excluding liquidity	$363.0

(a)	Liquidity includes cash and equivalents and $1.2 billion of debt obligations of the U.S. Treasury at December 31, 2014.

GE uses ENI to measure the size of its GE Capital segment. GE believes that this measure is a useful indicator of the capital (debt or equity) required to fund a business as it adjusts for non-interest bearing current liabilities generated in the normal course of business that do not require a capital outlay. GE also believes that by excluding liquidity, it provides a meaningful measure of assets requiring capital to fund its GE Capital segment as a substantial amount of liquidity resulted from debt issuances to pre-fund future debt maturities and will not be used to fund additional assets. Liquidity consists of cash and equivalents and certain debt obligations of the U.S. Treasury. As a general matter, investments included in liquidity are expected to be highly liquid, giving us the ability to readily convert them to cash. Providing this measure will help investors measure how we are performing against our previously communicated goal to reduce the size of our financial services segment.
 GECC 2014 FORM 10-K  55

PART II

REGULATIONS AND SUPERVISION

We are a regulated savings and loan holding company and in 2011 became subject to Federal Reserve Board (FRB) supervision under the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). In 2013, the U.S. Financial Stability Oversight Council (FSOC) designated GECC as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. As a result of this change in supervision and designation, stricter prudential regulatory standards and supervision apply to GECC. On November 25, 2014 the FRB proposed for comment enhanced prudential standards that would apply to GECC as a nonbank SIFI.  This proposal would, among other items, require GECC to comply with rules on capital and liquidity adequacy that apply to large bank holding companies, market terms requirements for intercompany transactions and enhanced risk management and governance requirements.  The proposed standards would also apply stress testing and capital planning requirements to GECC under the FRB's comprehensive capital analysis and review (CCAR) regulations. The comment period for the proposed standards closed on February 2, 2015, and the exact application of the proposed standards will not be known until after the final rule is published.

While the proposed enhanced prudential standards do not subject GECC to the Federal Reserve's capital plan rule applicable to large bank holding companies until the capital planning cycle beginning January 1, 2016, we do undertake an annual review of our capital adequacy prior to establishing a plan for dividends to our parent. This review is based on a forward-looking assessment of our material enterprise risks and involves the consideration of a number of factors. This analysis also includes an assessment of our capital and liquidity levels, as well as incorporating risk management and governance considerations. The most recent capital adequacy review was approved by the GECC board of directors and the GE Board of Directors Risk Committee in 2014. While a savings and loan holding company and nonbank SIFI like GECC is currently not required to obtain FRB approval to pay a dividend, it may not, under FRB regulations, conduct its operations in an unsafe or unsound manner. The FRB has articulated factors that it expects boards of directors of bank holding companies and savings and loan holding companies to consider in determining whether to pay a dividend.

In addition to the proposed enhanced prudential standards, as a non-bank SIFI GECC is also required to submit an annual resolution plan to the FRB and Federal Deposit Insurance Corporation (FDIC).  GECC submitted its first resolution plan to the FRB and FDIC on June 30, 2014. Our resolution plan describes how GECC could be resolved under existing insolvency regimes in a manner that mitigates potential disruption to the U.S. financial system and the global financial markets without the use of government support or taxpayer funds. If the FRB and FDIC determine that our resolution plan is deficient, the Dodd-Frank Act authorizes the FRB and FDIC to impose more stringent capital, leverage or liquidity requirements on us or restrict our growth or activities until we submit a plan remedying the deficiencies. If the FRB and FDIC ultimately determine that we have not adequately addressed the deficiencies, they could order us to divest assets or operations in order to facilitate our orderly resolution in the event of our failure.

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
 GECC 2014 FORM 10-K  56

PART II

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
 GECC 2014 FORM 10-K  57

PART II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our global risk management can be found in the Risk Management and Financial Resources and Liquidity and Borrowings – Funding Plan – Exchange Rate and Interest Rate Risks sections in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2014, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Keith S.Sherin	/s/ Robert C. Green
Keith S. Sherin	Robert C. Green
Chief Executive Officer	Chief Financial Officer

February 27, 2015
 GECC 2014 FORM 10-K  58

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
General Electric Capital Corporation:

We have audited the accompanying statement of financial position of General Electric Capital Corporation and consolidated affiliates ("GECC") as of December 31, 2014 and 2013, and the related statements of earnings, comprehensive income, changes in shareowners' equity and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15. We also have audited GECC's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). GECC's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of GECC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, GECC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
February 27, 2015
 GECC 2014 FORM 10-K  59

PART II

AUDITED FINANCIAL STATEMENTS AND NOTES

Statement of Earnings		61
Statement of Comprehensive Income		62
Statement of Changes in Shareowners' Equity		62
Statement of Financial Position		63
Statement of Cash Flows		64
Notes to Consolidated Financial Statements
1	Basis of Presentation and Summary of Significant Accounting Policies	65
2	Assets and Liabilities of Businesses Held for Sale and Discontinued Operations	76
3	Investment Securities	81
4	Financing Receivables and Allowance for Losses on Financing Receivables	85
5	Property, Plant and Equipment	89
6	Goodwill and Other Intangible Assets	90
7	Other Assets	93
8	Borrowings and Bank Deposits	94
9	Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits	95
10	Income Taxes	96
11	Shareowners' Equity	100
12	Revenues from Services	104
13	Operating and Administrative Expenses	105
14	Fair Value Measurements	105
15	Financial Instruments	110
16	Variable Interest Entities	115
17	Commitments and Guarantees	118
18	Supplemental Cash Flows Information	119
19	Supplemental Information About the Credit Quality of Financing Receivables and Allowance for Losses on Financing Receivables	120
20	Operating Segments	128
21	Quarterly Information (unaudited)	130
 GECC 2014 FORM 10-K  60

PART II

FINANCIAL STATEMENTS

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF EARNINGS

For the years ended December 31 (In millions)	2014	2013	2012

Revenues
Revenues from services (Note 12)(a)	$42,777	$44,688	$45,385
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(189)	(778)	(192)
Less other-than-temporary impairment recognized in
accumulated other comprehensive income	16	31	52
Net other-than-temporary impairment on investment securities recognized in earnings	(173)	(747)	(140)
Revenues from services (Note 12)	42,604	43,941	45,245
Sales of goods	121	126	119
Total revenues	42,725	44,067	45,364

Costs and expenses
Interest	8,397	9,267	11,596
Operating and administrative (Note 13)	13,053	12,463	12,023
Cost of goods sold	104	108	99
Investment contracts, insurance losses and insurance annuity benefits	2,678	2,779	2,984
Provision for losses on financing receivables (Note 4)	3,993	4,818	3,832
Depreciation and amortization (Note 5)	6,859	7,313	6,901
Total costs and expenses	35,084	36,748	37,435

Earnings from continuing operations before income taxes	7,641	7,319	7,929
Benefit (provision) for income taxes (Note 10)	(138)	992	(521)

Earnings from continuing operations	7,503	8,311	7,408
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(107)	(2,054)	(1,130)
Net earnings	7,396	6,257	6,278
Less net earnings (loss) attributable to noncontrolling interests	162	53	63
Net earnings attributable to GECC	7,234	6,204	6,215
Preferred stock dividends declared	(322)	(298)	(123)
Net earnings attributable to GECC common shareowner	$6,912	$5,906	$6,092

Amounts attributable to GECC common shareowner:
Earnings from continuing operations	$7,503	$8,311	$7,408
Less net earnings (loss) attributable to noncontrolling interests	162	53	63
Earnings from continuing operations attributable to GECC	7,341	8,258	7,345
Preferred stock dividends declared	(322)	(298)	(123)
Earnings from continuing operations attributable to GECC common shareowner	7,019	7,960	7,222
Earnings (loss) from discontinued operations, net of taxes	(107)	(2,054)	(1,130)
Net earnings attributable to GECC common shareowner	$6,912	$5,906	$6,092

(a)    Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.
 GECC 2014 FORM 10-K  61

PART II

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF COMPREHENSIVE INCOME

For the years ended December 31 (In millions)	2014	2013	2012

Net earnings	$7,396	$6,257	$6,278
Less net earnings (loss) attributable to noncontrolling interests	162	53	63
Net earnings attributable to GECC	$7,234	$6,204	$6,215

Other comprehensive income (loss)
Investment securities	$703	$(369)	$707
Currency translation adjustments	(325)	(563)	280
Cash flow hedges	278	455	354
Benefit plans	(214)	373	(173)
Other comprehensive income (loss)	442	(104)	1,168
Less other comprehensive income (loss) attributable to noncontrolling interests	(15)	(10)	12
Other comprehensive income (loss) attributable to GECC	$457	$(94)	$1,156

Comprehensive income	$7,838	$6,153	$7,446
Less comprehensive income (loss) attributable to noncontrolling interests	147	43	75
Comprehensive income attributable to GECC	$7,691	$6,110	$7,371

Amounts presented net of taxes. See Note 11 for further information about other comprehensive income and noncontrolling interests.

See accompanying notes.

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY

(In millions)	2014	2013	2012

GECC shareowners' equity balance at January 1	$82,694	$81,890	$77,110
Increases from net earnings attributable to GECC	7,234	6,204	6,215
Dividends and other transactions with shareowners	(3,322)	(6,283)	(6,549)
Other comprehensive income (loss) attributable to GECC	457	(94)	1,156
Changes in additional paid-in capital	436	977	3,958
Ending balance at December 31	87,499	82,694	81,890
Noncontrolling interests	2,899	432	707
Total equity balance at December 31	$90,398	$83,126	$82,597

See Note 11 for further information about changes in shareowners' equity.

See accompanying notes.
 GECC 2014 FORM 10-K  62

PART II

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF FINANCIAL POSITION

At December 31 (In millions, except share amounts)	2014	2013

Assets
Cash and equivalents	$74,292	$74,873
Investment securities (Note 3)	47,827	43,662
Inventories	50	68
Financing receivables – net (Notes 4 and 19)	237,018	253,029
Other receivables	16,683	16,513
Property, plant and equipment - net (Note 5)	49,570	51,607
Goodwill (Note 6)	25,026	26,195
Other intangible assets – net (Note 6)	1,176	1,136
Other assets (Note 7)	43,875	47,366
Assets of businesses held for sale (Note 2)	3,474	50
Assets of discontinued operations (Note 2)	1,225	2,330
Total assets(a)	$500,216	$516,829

Liabilities and equity
Short-term borrowings (Note 8)	$68,780	$77,298
Accounts payable	6,177	6,549
Non-recourse borrowings of consolidated securitization entities (Note 8)	29,938	30,124
Bank deposits (Note 8)	62,839	53,361
Long-term borrowings (Note 8)	187,991	210,279
Investment contracts, insurance liabilities and insurance annuity benefits (Note 9)	28,027	26,979
Other liabilities	16,313	20,531
Deferred income taxes (Note 10)	6,231	4,786
Liabilities of businesses held for sale (Note 2)	2,434	6
Liabilities of discontinued operations (Note 2)	1,088	3,790
Total liabilities(a)	409,818	433,703

Preferred stock, $0.01 par value (750,000 shares authorized at December 31, 2014 and 2013,
and 50,000 shares issued and outstanding at December 31, 2014 and 2013, respectively)	-	-
Common stock, $14 par value (4,166,000 shares authorized at December 31, 2014 and 2013,
and 1,000 shares issued and outstanding at December 31, 2014 and 2013)	-	-
Accumulated other comprehensive income (loss) – net(b)
Investment securities	1,010	309
Currency translation adjustments	(838)	(687)
Cash flow hedges	(172)	(293)
Benefit plans	(577)	(363)
Additional paid-in capital	32,999	32,563
Retained earnings	55,077	51,165
Total GECC shareowners' equity	87,499	82,694
Noncontrolling interests(c)(Note 11)	2,899	432
Total equity (Note 11)	90,398	83,126
Total liabilities and equity	$500,216	$516,829

(a)	Our consolidated assets at December 31, 2014 included total assets of $50,586 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included net financing receivables of $43,620 million and investment securities of $3,374 million. Our consolidated liabilities at December 31, 2014 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GECC. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $28,664 million. See Note 16.

(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to GECC was $(577) million and $(1,034) million at December 31, 2014 and 2013, respectively.

(c)	Included AOCI attributable to noncontrolling interests of $(154) million and $(139) million at December 31, 2014 and 2013, respectively.

See accompanying notes.
 GECC 2014 FORM 10-K  63

PART II

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)	2014	2013	2012

Cash flows – operating activities
Net earnings	$7,396	$6,257	$6,278
Less net earnings (loss) attributable to noncontrolling interests	162	53	63
Net earnings attributable to GECC	7,234	6,204	6,215
(Earnings) loss from discontinued operations	107	2,054	1,130
Adjustments to reconcile net earnings attributable to GECC
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	6,859	7,313	6,901
Deferred income taxes	(710)	(724)	(858)
Decrease/(increase) in inventories	27	33	(27)
Increase in accounts payable	(2)	73	(880)
Provision for losses on financing receivables	3,993	4,818	3,832
All other operating activities	240	99	5,418
Cash from (used for) operating activities – continuing operations	17,748	19,870	21,731
Cash from (used for) operating activities – discontinued operations	197	(456)	316
Cash from (used for) operating activities	17,945	19,414	22,047

Cash flows – investing activities
Additions to property, plant and equipment	(10,410)	(9,978)	(11,879)
Dispositions of property, plant and equipment	6,284	5,883	6,184
Net decrease (increase) in financing receivables	(5,689)	3,589	5,490
Proceeds from sale of discontinued operations	232	528	227
Proceeds from principal business dispositions	2,320	1,983	2,863
Net cash from (payments for) principal businesses purchased	(548)	6,384	-
All other investing activities	6,997	14,972	11,794
Cash from (used for) investing activities – continuing operations	(814)	23,361	14,679
Cash from (used for) investing activities – discontinued operations	(290)	441	(288)
Cash from (used for) investing activities	(1,104)	23,802	14,391

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(6,781)	(13,892)	(1,401)
Net increase (decrease) in bank deposits	13,286	2,197	2,450
Newly issued debt (maturities longer than 90 days)	34,464	44,888	55,841
Repayments and other debt reductions (maturities longer than 90 days)	(53,057)	(56,429)	(103,908)
Proceeds from issuance of preferred stock	-	990	3,960
Dividends paid to shareowners	(3,322)	(6,283)	(6,549)
Proceeds from initial public offering of Synchrony Financial	2,842	-	-
All other financing activities	(1,091)	(909)	(2,867)
Cash from (used for) financing activities – continuing operations	(13,659)	(29,438)	(52,474)
Cash from (used for) financing activities – discontinued operations	(6)	56	(19)
Cash from (used for) financing activities	(13,665)	(29,382)	(52,493)

Effect of currency exchange rate changes on cash and equivalents	(3,180)	(773)	1,276

Increase (decrease) in cash and equivalents	(4)	13,061	(14,779)
Cash and equivalents at beginning of year	75,105	62,044	76,823
Cash and equivalents at end of year	75,101	75,105	62,044
Less cash and equivalents of discontinued operations at end of year	133	232	191
Cash and equivalents of continuing operations at end of year	$74,968	$74,873	$61,853

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(8,910)	$(8,146)	$(12,172)
Cash recovered (paid) during the year for income taxes	(1,618)	2,266	(250)

See accompanying notes.

See Note 18 for supplemental information regarding the Statement of Cash Flows.
 GECC 2014 FORM 10-K  64

PART II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

CONSOLIDATION

At December 31, 2014, all of our outstanding common stock was owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – entities in which we have a controlling financial interest, most often because we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our ultimate parent, but which we have agreed to actively manage and control.

To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (VIE) model to the entity, otherwise the entity is evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE's economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE.

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

Associated companies are unconsolidated VIEs and other entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. Results of associated companies are presented on a one-line basis. Investments in, and advances to, associated companies are presented on a one-line basis in the caption "Other assets" in our Statement of Financial Position, net of allowance for losses, which represents our best estimate of probable losses inherent in such assets.

SYNCHRONY FINANCIAL INITIAL PUBLIC OFFERING

On August 5, 2014, we completed the initial public offering (IPO) of our North American Retail Finance business, Synchrony Financial, as a first step in a planned, staged exit from that business. Synchrony Financial closed the IPO of 125 million shares of common stock at a price to the public of $23.00 per share and on September 3, 2014, Synchrony Financial issued an additional 3.5 million shares of common stock pursuant to an option granted to the underwriters in the IPO (Underwriters' Option). We received net proceeds from the IPO and the Underwriters' Option of $2,842 million, which remain at Synchrony Financial. Following the closing of the IPO and the Underwriters' Option, we currently own approximately 85% of Synchrony Financial and as a result, GECC continues to consolidate the business. The 15% is presented as noncontrolling interests. In addition, in August 2014, Synchrony Financial completed issuances of $3,593 million of senior unsecured debt with maturities up to 10 years and $8,000 million of unsecured term loans maturing in 2019, and in October 2014 completed issuances of
 GECC 2014 FORM 10-K  65

PART II

$750 million of unsecured term loans maturing in 2019 under the New Bank Term Loan Facility with third party lenders. Subsequent to December 31, 2014 through February 13, 2015, Synchrony Financial issued an additional $1,000 million of senior unsecured debt maturing in 2020.

FINANCIAL STATEMENT PRESENTATION

We have reclassified certain prior-year amounts to conform to the current-year's presentation.

Financial data and related measurements are presented in the following categories:

Consolidated. This represents the adding together of all affiliates, giving effect to the elimination of transactions between affiliates.

Operating Segments. These comprise our five businesses, focused on the broad markets they serve: Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS). Prior-period information has been reclassified to be consistent with how we managed our businesses in 2014.

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See Note 2.

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowners' equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.

Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2015 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

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

We resume accruing interest on nonaccrual, non-restructured commercial loans only when (a) payments are brought current according to the loan's original terms and (b) future payments are reasonably assured. When we agree to restructured terms with the borrower, we resume accruing interest only when it is reasonably assured that we will recover full contractual payments, and such loans pass underwriting reviews equivalent to those applied to new loans. We resume accruing interest
 GECC 2014 FORM 10-K  66

PART II

on nonaccrual consumer loans when the customer's account is less than 90 days past due and collection of such amounts is probable. Interest accruals on modified consumer loans that are not considered to be troubled debt restructurings (TDRs) may return to current status (re-aged) only after receipt of at least three consecutive minimum monthly payments or the equivalent cumulative amount, subject to a re-aging limitation of once a year, or twice in a five-year period.

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

The cost of intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. See Notes 5 and 6.

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
 GECC 2014 FORM 10-K  67

PART II

The vast majority of our Consumer and a portion of our CLL nonaccrual receivables are excluded from this definition, as they represent smaller-balance homogeneous loans that we evaluate collectively by portfolio for impairment.

Impaired loans include nonaccrual receivables on larger-balance or restructured loans, loans that are currently paying interest under the cash basis and loans paying currently that had been previously restructured.

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

"Troubled debt restructurings" (TDRs) are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. Such loans are classified as impaired, and are individually reviewed for specific reserves.

"Nonaccrual financing receivables" are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due, with the exception of consumer credit card accounts, for which we continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate provided the amount does not exceed that which would have been earned at the historical effective interest rate. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

"Delinquent" receivables are those that are 30 days or more past due based on their contractual terms.

The same financing receivable may meet more than one of the definitions above. Accordingly, these categories are not mutually exclusive and it is possible for a particular loan to meet the definitions of a TDR, impaired loan and nonaccrual loan and be included in each of these categories. The categorization of a particular loan also may not be indicative of the potential for loss.

Our consumer loan portfolio consists of smaller-balance, homogeneous loans, including credit card receivables, installment loans, auto loans and leases and residential mortgages. We collectively evaluate each portfolio for impairment quarterly. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider our historical loss experience to date based on actual defaulted loans and overall portfolio indicators including nonaccrual loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment rates and home price indices.

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

For larger-balance, non-homogeneous loans and leases, we consider the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectability. We routinely receive financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or
 GECC 2014 FORM 10-K  68

PART II

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

Measurement of the loss on our impaired commercial loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral, net of expected selling costs, if the loan is determined to be collateral dependent. We determine whether a loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Our review process can often result in reserves being established in advance of a modification of terms or designation as a TDR. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based upon various statistical analyses considering historical and projected default rates and loss severity and aging, as well as our view on current market and economic conditions. It is prepared by each respective line of business. For Real Estate, this includes assessing the probability of default and the loss given default based on loss history of our portfolio for loans with similar loan metrics and attributes.

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
 GECC 2014 FORM 10-K  69

PART II

For commercial loans, we evaluate changes in terms and conditions to determine whether those changes meet the criteria for classification as a TDR on a loan-by-loan basis. In CLL, these changes primarily include: changes to covenants, short-term payment deferrals and maturity extensions. For these changes, we receive economic consideration, including additional fees and/or increased interest rates, and evaluate them under our normal underwriting standards and criteria. Changes to Real Estate's loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms, and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all of the relevant facts and circumstances. When the borrower is experiencing financial difficulty, we carefully evaluate these changes to determine whether they meet the form of a concession. In these circumstances, if the change is deemed to be a concession, we classify the loan as a TDR.

When we repossess collateral in satisfaction of a loan, we write down the receivable against the allowance for losses. Repossessed collateral is included in the caption "Other assets" in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

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

INVESTMENT SECURITIES

We report investments in debt and marketable equity securities, and certain other equity securities, at fair value. See Note 14 for further information on fair value. Unrealized gains and losses on available-for-sale investment securities are included in shareowners' equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment using both quantitative and qualitative criteria.

For debt securities, if we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether we do not expect to
 GECC 2014 FORM 10-K  70

PART II

recover the amortized cost basis of the security, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security's amortized cost basis and its recoverable amount in earnings and the difference between the security's recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered other-than-temporarily impaired and we recognize the entire difference between the security's amortized cost basis and its fair value in earnings. For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security's amortized cost basis and its fair value in earnings.

Realized gains and losses are accounted for on the specific identification method. Unrealized gains and losses on investment securities classified as trading and certain retained interests are included in earnings.

GOODWILL AND OTHER INTANGIBLE ASSETS

We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business disposed and the portion of the reporting unit that will be retained.

We amortize the cost of other intangibles over their estimated useful lives. The cost of intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

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
 GECC 2014 FORM 10-K  71

PART II

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
 GECC 2014 FORM 10-K  72

PART II

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

Annually, we conduct reviews of our primary pricing vendor to validate that the inputs used in that vendor's pricing process are deemed to be market observable as defined in the standard. While we are not provided access to proprietary models of the vendor, our reviews have included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. Our reviews also include an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process we perform each reporting period. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. We believe that the prices received from our pricing vendor are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy.

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
 GECC 2014 FORM 10-K  73

PART II

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
 GECC 2014 FORM 10-K  74

PART II

ACCOUNTING CHANGES

In the second quarter of 2014, the Company elected to early adopt Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations. To be classified as a discontinued operation, the disposal of a component or group of components must represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The ASU also expands the disclosure requirements for those transactions that meet the new criteria to be classified as discontinued operations. The revised accounting guidance applies prospectively to all disposals (or classifications as held for sale) of components of an entity and for businesses that, upon acquisition, are classified as held for sale on or after adoption. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported in financial statements. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations.

On January 1, 2014, we adopted ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. Under the revised guidance, the entire amount of the cumulative translation adjustment associated with the foreign entity will be released into earnings in the following circumstances: (a) the sale of a subsidiary or group of net assets within a foreign entity that represents a complete or substantially complete liquidation of that entity, (b) the loss of a controlling financial interest in an investment in a foreign entity, or (c) when the accounting for an investment in a foreign entity changes from the equity method to full consolidation. The revised guidance applies prospectively to transactions or events occurring on or after January 1, 2014.

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

On January 1, 2012, we adopted ASU 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU 2011-05 introduced a new statement, the Consolidated Statement of Comprehensive Income. The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

On January 1, 2012, we adopted ASU 2011-04, an amendment to ASC 820, Fair Value Measurements. ASU 2011-04 clarifies or changes the application of existing fair value measurements, including: that the highest and best use valuation premise in a fair value measurement is relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity's holding are not permitted in a fair value measurement. Adopting these amendments had no effect on the financial statements.
 GECC 2014 FORM 10-K  75

PART II

NOTE 2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

In the fourth quarter of 2014, we signed an agreement to sell our consumer finance business Budapest Bank with assets of $3,474 million and liabilities of $2,434 million to Hungary's government. The transaction remains subject to customary closing conditions and regulatory approvals, and is targeted to close in 2015.

In the second quarter of 2014, we committed to sell GE Money Bank AB, our consumer finance business in Sweden, Denmark and Norway (GEMB-Nordic). We completed the sale on November 6, 2014 for proceeds of $2,320 million.

In the first quarter of 2013, we committed to sell our Consumer auto and personal loan business in Portugal and completed the sale on July 15, 2013 for proceeds of $83 million.
 GECC 2014 FORM 10-K  76

PART II

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

December 31 (In millions)	2014	2013

Assets
Cash and equivalents	$676	$5
Investment securities	448	7
Financing receivables – net	2,144	-
Goodwill	106	24
Intangible assets – net	13	2
Other	87	12
Assets of businesses held for sale	$3,474	$50

Liabilities
Bank deposits	$1,931	$-
Other	503	6
Liabilities of businesses held for sale	$2,434	$6

DISCONTINUED OPERATIONS

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our Commercial Lending and Leasing (CLL) trailer services business in Europe (CLL Trailer Services), our Consumer banking business in Russia (Consumer Russia) and our Consumer mortgage lending business in Ireland (Consumer Ireland). Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

(In millions)	2014	2013	2012

Operations
Total revenues (loss)	$(268)	$186	$190

Earnings (loss) from discontinued operations before income taxes	$(349)	$(484)	$(585)
Benefit (provision) for income taxes	227	211	198
Earnings (loss) from discontinued operations, net of taxes	$(122)	$(273)	$(387)

Disposal
Gain (loss) on disposal before income taxes	$14	$(2,027)	$(792)
Benefit (provision) for income taxes	1	246	49
Gain (loss) on disposal, net of taxes	$15	$(1,781)	$(743)

Earnings (loss) from discontinued operations, net of taxes	$(107)	$(2,054)	$(1,130)

December 31 (In millions)	2014	2013

Assets
Cash and equivalents	$133	$232
Financing receivables – net	-	711
Other	1,092	1,387
Assets of discontinued operations	$1,225	$2,330

Liabilities
Deferred income taxes	$238	$250
Other	850	3,540
Liabilities of discontinued operations	$1,088	$3,790

 GECC 2014 FORM 10-K  77

PART II

Other assets at December 31, 2014 and 2013 primarily comprised a deferred tax asset for a loss carryforward, which expires principally in 2017 and in part in 2019, related to the sale of our GE Money Japan business.

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

FINANCIAL INFORMATION FOR GE MONEY JAPAN

(In millions)	2014	2013	2012

Earnings (loss) from discontinued operations, net of taxes	$59	$(1,636)	$(649)

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At December 31, 2014, such claims consisted of $3,694 million of individual claims generally submitted before the filing of a lawsuit (compared to $5,643 million at December 31, 2013) and $9,225 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $6,780 million at December 31, 2013). The total amount of these claims, $12,919 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of December 31, 2014, these amounts do not include approximately $1,070 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable statutes of limitations.

Reserves related to repurchase claims made against WMC were $809 million at December 31, 2014, reflecting a net increase to reserves in the twelve months ended December 31, 2014 of $9 million due to incremental provisions offset by settlement activity. The reserve estimate takes into account recent settlement activity and is based upon WMC's evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization. Settlements in prior periods reduced WMC's exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.
 GECC 2014 FORM 10-K  78

PART II

ROLLFORWARD OF THE RESERVE

December 31 (In millions)	2014	2013

Balance, beginning of period	$800	$633
Provision	365	354
Claim resolutions / rescissions	(356)	(187)
Balance, end of period	$809	$800

Given the significant litigation activity and WMC's continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC's past experience. Adverse changes to WMC's assumptions supporting the reserve may result in an increase to these reserves. Taking into account both recent settlement activity and the potential variability of settlements, WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at December 31, 2014. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations, as WMC is unable at this time to develop such a meaningful estimate.

At December 31, 2014, there were 15 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 14 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC (such as the New York Court of Appeals' decision on statute of limitations, expected in 2015), could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

WMC has also received indemnification demands, nearly all of which are unspecified, from depositors/underwriters/sponsors of RMBS in connection with lawsuits brought by RMBS investors concerning alleged misrepresentations in the securitization offering documents to which WMC is not a party or, in two cases, involving mortgage loan repurchase claims made against RMBS sponsors. WMC believes that it has defenses to these demands.

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

FINANCIAL INFORMATION FOR WMC

(In millions)	2014	2013	2012

Total revenues (loss)	$(291)	$(346)	$(500)

Earnings (loss) from discontinued operations, net of taxes	$(199)	$(232)	$(337)

 GECC 2014 FORM 10-K  79

PART II

OTHER

During the fourth quarter of 2013, we announced the planned disposition of Consumer Russia and classified the business as discontinued operations. We completed the sale in the first quarter of 2014 for proceeds of $232 million.

FINANCIAL INFORMATION FOR CONSUMER RUSSIA

(In millions)	2014	2013	2012

Total revenues (loss)	$24	$260	$276

Gain (loss) on disposal, net of taxes	$4	$(170)	$-

Earnings (loss) from discontinued operations, net of taxes	$(2)	$(193)	$33

During the first quarter of 2013, we announced the planned disposition of CLL Trailer Services and classified the business as discontinued operations. We completed the sale in the fourth quarter of 2013 for proceeds of $528 million.

FINANCIAL INFORMATION FOR CLL TRAILER SERVICES

(In millions)	2014	2013	2012

Total revenues (loss)	$1	$271	$399

Gain (loss) on disposal, net of taxes	$12	$18	$-

Earnings (loss) from discontinued operations, net of taxes	$37	$(2)	$22

During the first quarter of 2012, we announced the planned disposition of Consumer Ireland and classified the business as discontinued operations. We completed the sale in the third quarter of 2012 for proceeds of $227 million.

FINANCIAL INFORMATION FOR CONSUMER IRELAND

(In millions)	2014	2013	2012

Total revenues (loss)	$-	$-	$7

Gain (loss) on disposal, net of taxes	$1	$6	$(121)

Earnings (loss) from discontinued operations, net of taxes	$1	$6	$(195)

 GECC 2014 FORM 10-K  80

PART II

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

	2014				2013
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
December 31 (In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$19,889	$3,967	$(69)	$23,787	$19,600	$2,323	$(217)	$21,706
State and municipal	5,181	624	(56)	5,749	4,245	235	(191)	4,289
Residential mortgage-backed(a)	1,578	153	(6)	1,725	1,819	139	(48)	1,910
Commercial mortgage-backed	2,903	170	(10)	3,063	2,929	188	(82)	3,035
Asset-backed	8,084	9	(175)	7,918	7,373	60	(46)	7,387
Corporate – non-U.S.	1,380	126	(30)	1,476	1,741	103	(86)	1,758
Government – non-U.S.	1,646	152	(2)	1,796	2,336	81	(7)	2,410
U.S. government and federal agency	1,957	56	-	2,013	752	45	(27)	770
Retained interests	20	4	-	24	64	8	-	72
Equity
Available-for-sale	197	58	(1)	254	203	51	(3)	251
Trading	22	-	-	22	74	-	-	74
Total	$42,857	$5,319	$(349)	$47,827	$41,136	$3,233	$(707)	$43,662

(a)	Substantially collateralized by U.S. mortgages. At December 31, 2014, $1,191 million related to securities issued by government-sponsored entities and $534 million related to securities of private-label issuers. Securities issued by private-label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities increased to $47,827 million at December 31, 2014, from $43,662 million at December 31, 2013, primarily due to purchases of U.S. government and federal agency securities at Synchrony Financial, and higher net unrealized gains in U.S. corporate and State and municipal securities driven by lower interest rates in the U.S.
 GECC 2014 FORM 10-K  81

PART II

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
December 31 (In millions)	fair value	losses	(a)	fair value	losses	(a)

2014
Debt
U.S. corporate	$554	$(16)		$836	$(53)
State and municipal	81	(1)		348	(55)
Residential mortgage-backed	30	-		159	(6)
Commercial mortgage-backed	165	(1)		204	(9)
Asset-backed	7,493	(158)		77	(17)
Corporate – non-U.S.	42	(1)		237	(29)
Government – non-U.S.	677	(2)		14	-
U.S. government and federal agency	705	-		1	-
Equity	14	(1)		-	-
Total	$9,761	$(180)		$1,876	$(169)	(b)

2013
Debt
U.S. corporate	$2,170	$(122)		$598	$(95)
State and municipal	1,076	(82)		367	(109)
Residential mortgage-backed	232	(11)		430	(37)
Commercial mortgage-backed	396	(24)		780	(58)
Asset-backed	112	(2)		359	(44)
Corporate – non-U.S.	96	(3)		454	(83)
Government – non-U.S.	1,479	(6)		42	(1)
U.S. government and federal agency	229	(27)		254	-
Retained interests	2	-		-	-
Equity	31	(3)		-	-
Total	$5,823	$(280)		$3,284	$(427)

(a)	Included gross unrealized losses related to securities that had other-than-temporary impairments previously recognized of $29 million at December 31, 2014.
(b)	The majority relate to debt securities held to support obligations to holders of GICs and more than 70% are debt securities that were considered to be investment-grade by the major rating agencies at December 31, 2014.

We regularly review investment securities for other-than-temporary impairment (OTTI) using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our ability and intent to hold the security and the financial condition of and near-term prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized and at December 31, 2014 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during 2014 have not changed. For equity securities, we consider the duration and the severity of the unrealized loss. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, primarily in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.
 GECC 2014 FORM 10-K  82

PART II

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at December 31, 2014, $1,191 million and $534 million related to agency and non-agency securities, respectively. Additionally, $287 million was related to residential subprime credit securities, primarily supporting our guaranteed investment contracts. Substantially all of the subprime exposure is related to securities backed by mortgage loans originated in 2006 and prior. A majority of subprime RMBS have been downgraded to below investment grade and are insured by Monoline insurers (Monolines). We continue to place partial reliance on Monolines with adequate capital and claims paying resources depending on the extent of the Monoline's anticipated ability to cover expected credit losses.

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

PRE-TAX, OTHER-THAN-TEMPORARY IMPAIRMENTS ON INVESTMENT SECURITIES

(In millions)	2014	2013	2012

Total pre-tax, OTTI recognized	$189	$778	$192
Pre-tax, OTTI recognized in AOCI	(16)	(31)	(52)
Pre-tax, OTTI recognized in earnings(a)	$173	$747	$140

(a)	Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of $3 million, $15 million and $38 million in 2014, 2013 and 2012, respectively. The 2013 amount included $96 million related to the impairment of an investment in a Brazilian company that was fully offset by the benefit of a guarantee provided by GE.

CHANGES IN CUMULATIVE CREDIT LOSS IMPAIRMENTS RECOGNIZED ON DEBT SECURITIES STILL HELD

(In millions)	2014	2013	2012

Cumulative credit loss impairments recognized, beginning of period	$1,025	$420	$579
Credit loss impairments recognized on securities not previously impaired	4	389	27
Incremental credit loss impairments recognized on securities previously impaired	77	336	40
Less credit loss impairments previously recognized on securities sold
during the period or that we intend to sell	304	120	226
Cumulative credit loss impairments recognized, end of period	$802	$1,025	$420

 GECC 2014 FORM 10-K  83

PART II

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE-BACKED AND ASSET-BACKED SECURITIES)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$2,475	$2,489
After one year through five years	3,511	3,758
After five years through ten years	5,285	5,686
After ten years	18,782	22,888

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

GROSS REALIZED GAINS AND LOSSES ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES

(In millions)	2014	2013	2012

Gains	$169	$239	$177
Losses, including impairments	(186)	(762)	(211)
Net	$(17)	$(523)	$(34)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $6,536 million, $15,262 million and $12,792 million in 2014, 2013 and 2012, respectively, principally from sales of short-term government securities in our bank subsidiaries and redemptions of non-U.S. corporate and asset-backed securities in our CLL business.  The 2013 amount also included proceeds from the sale short-term securities in our Treasury operations.

We recognized pre-tax gains (losses) on trading securities of (4) million, $39 million and $20 million in 2014, 2013 and 2012, respectively.
 GECC 2014 FORM 10-K  84

PART II

NOTE 4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

FINANCING RECEIVABLES, NET

December 31 (In millions)	2014	2013

Loans, net of deferred income	$217,614	$231,268
Investment in financing leases, net of deferred income	24,479	26,939
	242,093	258,207
Allowance for losses	(5,075)	(5,178)
Financing receivables – net(a)	$237,018	$253,029

(a)	Financing receivables at December 31, 2014 and 2013 included $264 million and $544 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination.

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

NET INVESTMENT IN FINANCING LEASES

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2014	2013	2014	2013	2014	2013

Total minimum lease payments receivable	$26,701	$29,970	$22,133	$24,571	$4,568	$5,399
Less principal and interest on third-party
non-recourse debt	(2,812)	(3,480)	-	-	(2,812)	(3,480)
Net rentals receivables	23,889	26,490	22,133	24,571	1,756	1,919
Estimated unguaranteed residual value
of leased assets	4,268	5,073	2,529	3,067	1,739	2,006
Less deferred income	(3,678)	(4,624)	(2,759)	(3,560)	(919)	(1,064)
Investment in financing leases, net of
deferred income	24,479	26,939	21,903	24,078	2,576	2,861
Less amounts to arrive at net investment
Allowance for losses	(181)	(202)	(166)	(192)	(15)	(10)
Deferred taxes	(4,046)	(4,075)	(2,250)	(1,783)	(1,796)	(2,292)
Net investment in financing leases	$20,252	$22,662	$19,487	$22,103	$765	$559

(a)	Included $284 million and $317 million of initial direct costs on direct financing leases at December 31, 2014 and 2013, respectively.
(b)
Included pre-tax income of $112 million and $31 million and income tax of $43 million and $11 million during 2014 and 2013, respectively. Net investment credits recognized on leveraged leases during 2014 and 2013 were insignificant.

 GECC 2014 FORM 10-K  85

PART II

CONTRACTUAL MATURITIES

	Total	Net rentals
(In millions)	loans	receivable

Due in
2015	$52,175	$8,012
2016	18,663	5,440
2017	19,712	3,752
2018	14,034	2,564
2019	13,097	1,513
2020 and later	35,069	2,608
	152,750	23,889
Consumer revolving loans	64,864	-
Total	$217,614	$23,889

We expect actual maturities to differ from contractual maturities.

FINANCING RECEIVABLES BY PORTFOLIO AND ALLOWANCE FOR LOSSES

During the first quarter of 2014, we combined our CLL Europe and CLL Asia portfolios into CLL International and we transferred our CLL Other portfolio to the CLL Americas portfolio. During the fourth quarter of 2014, we combined our Consumer Non-U.S. auto portfolio into our Consumer Non-U.S. installment and revolving credit portfolio. Prior-period amounts were reclassified to conform to the current-period presentation.

FINANCING RECEIVABLES

(In millions)	2014	2013

Commercial
CLL
Americas	$67,096	$69,036
International	43,407	47,431
Total CLL	110,503	116,467
Energy Financial Services	2,580	3,107
GE Capital Aviation Services (GECAS)	8,263	9,377
Other	130	318
Total Commercial	121,476	129,269

Real Estate	19,797	19,899

Consumer
Non-U.S. residential mortgages	24,893	30,501
Non-U.S. installment and revolving credit	10,400	15,731
U.S. installment and revolving credit	59,863	55,854
Other	5,664	6,953
Total Consumer	100,820	109,039
Total financing receivables	242,093	258,207
Allowance for losses	(5,075)	(5,178)
Total financing receivables – net	$237,018	$253,029

 GECC 2014 FORM 10-K  86

PART II

ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

		Provision
	Balance at	charged to			Gross				Balance at
(In millions)	January 1	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	December 31

2014
Commercial
CLL
Americas	$473	$307	$(3)		$(422)		$100		$455
International	505	159	(37)		(351)		100		376
Total CLL	978	466	(40)		(773)		200		831
Energy Financial Services	8	30	(1)		(17)		6		26
GECAS	17	39	-		(10)		-		46
Other	2	-	(2)		-		-		-
Total Commercial	1,005	535	(43)		(800)		206		903

Real Estate	192	(86)	(1)		(59)		115		161

Consumer
Non-U.S. residential mortgages	358	256	(151)		(207)		69		325
Non-U.S. installment and revolving credit	650	338	(260)		(787)		458		399
U.S. installment and revolving credit	2,823	2,875	19		(3,138)		607		3,186
Other	150	75	(33)		(151)		60		101
Total Consumer	3,981	3,544	(425)		(4,283)		1,194		4,011
Total	$5,178	$3,993	$(469)		$(5,142)		$1,515		$5,075

2013
Commercial
CLL
Americas	$496	$289	$(1)		$(425)		$114		$473
International	525	445	1		(556)		90		505
Total CLL	1,021	734	0		(981)		204		978
Energy Financial Services	9	(1)	-		-		-		8
GECAS	8	9	-		-		-		17
Other	3	(1)	-		(2)		2		2
Total Commercial	1,041	741	0		(983)		206		1,005

Real Estate	320	28	(4)		(163)		11		192

Consumer
Non-U.S. residential mortgages	480	269	10		(458)		57		358
Non-U.S. installment and revolving credit	649	647	(106)		(1,093)		553		650
U.S. installment and revolving credit	2,282	3,006	(51)		(2,954)		540		2,823
Other	172	127	11		(236)		76		150
Total Consumer	3,583	4,049	(136)		(4,741)		1,226		3,981
Total	$4,944	$4,818	$(140)		$(5,887)		$1,443		$5,178

(a)
Other primarily included the 2014 reclassifications of Budapest Bank and GEMB-Nordic to held for sale, dispositions and the effects of currency exchange. GEMB-Nordic was subsequently sold in the fourth quarter of 2014.

(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

 GECC 2014 FORM 10-K  87

PART II

ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

		Provision
	Balance at	charged to			Gross				Balance at
(In millions)	January 1	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	December 31

2012
Commercial
CLL
Americas	$893	$122	$(52)		$(578)		$111		$496
International	557	411	(6)		(524)		87		525
Total CLL	1,450	533	(58)		(1,102)		198		1,021
Energy Financial Services	26	4	-		(24)		3		9
GECAS	17	4	-		(13)		-		8
Other	37	1	(20)		(17)		2		3
Total Commercial	1,530	542	(78)		(1,156)		203		1,041

Real Estate	1,089	72	(44)		(810)		13		320

Consumer
Non-U.S. residential mortgages	545	112	8		(261)		76		480
Non-U.S. installment and revolving credit	791	308	20		(1,120)		650		649
U.S. installment and revolving credit	2,008	2,666	(24)		(2,906)		538		2,282
Other	199	132	18		(257)		80		172
Total Consumer	3,543	3,218	22		(4,544)		1,344		3,583
Total	$6,162	$3,832	$(100)		$(6,510)		$1,560		$4,944

(a)	Other primarily included transfers to held for sale and the effects of currency exchange.
(b)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

 GECC 2014 FORM 10-K  88

PART II

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

	Depreciable
	lives-new		Original Cost		Net Carrying Value(b)
December 31 (Dollars in millions)	(in years)		2014	2013	2014	2013

Land and improvements, buildings, structures and related equipment	1-35	(a)	$2,233	$2,504	$952	$1,025
Equipment leased to others
Aircraft(c)	20		49,280	50,337	32,795	34,938
Vehicles	1-20		14,251	14,656	8,144	8,312
Railroad rolling stock	4-50		4,379	4,636	2,998	3,129
Construction and manufacturing	1-20		3,411	2,916	2,321	1,955
All other	6-25		3,678	3,518	2,360	2,248
Total			$77,232	$78,567	$49,570	$51,607

(a)	Depreciable lives exclude land.
(b)	Included $1,845 million and $1,353 million of original cost of assets leased to GE with accumulated amortization of $560 million and $342 million at December 31, 2014 and 2013, respectively.
(c)	GECAS recognized impairment losses of $445 million and $732 million in 2014 and 2013, respectively. These losses are recorded in the caption "Depreciation and amortization" in the Statement of Earnings to reflect adjustments to fair value based on an evaluation of average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

Amortization of equipment leased to others was $6,245 million, $6,696 million and $6,097 million in 2014, 2013 and 2012, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2014, are as follows:

(In millions)

Due in
2015	$6,979
2016	5,689
2017	4,599
2018	3,576
2019	2,798
2020 and later	7,596
Total	$31,237

 GECC 2014 FORM 10-K  89

PART II

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

CHANGES IN GOODWILL BALANCES

	2014				2013
			Dispositions,				Dispositions,
			currency				currency
	Balance at		exchange	Balance at	Balance at		exchange	Balance at
(In millions)	January 1	Acquisitions	and other	December 31	January 1	Acquisitions	and other	December 31

CLL	$13,522	$-	$(464)	$13,058	$13,454	$3	$65	$13,522
Consumer	10,277	-	(500)	9,777	10,882	14	(619)	10,277
Real Estate	742	-	(205)	537	926	-	(184)	742
Energy Financial Services	1,507	-	-	1,507	1,562	-	(55)	1,507
GECAS	147	-	-	147	147	-	-	147
Total	$26,195	$-	$(1,169)	$25,026	$26,971	$17	$(793)	$26,195

Goodwill balances decreased $(1,169) million in 2014, primarily as a result of currency exchange effects of a stronger U.S. dollar, the sale of GEMB-Nordic and other dispositions and a reclassification of goodwill associated with Budapest Bank to assets of businesses held for sale.

Goodwill balances decreased $(776) million in 2013, primarily as a result of dispositions.
 GECC 2014 FORM 10-K  90

PART II

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
 GECC 2014 FORM 10-K  91

PART II

OTHER INTANGIBLE ASSETS

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	2014			2013
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
December 31 (In millions)	amount	amortization	Net	amount	amortization	Net

Capitalized software	$2,148	$(1,638)	$510	$2,200	$(1,707)	$493
Customer-related	1,345	(844)	501	1,173	(802)	371
Lease valuations	485	(377)	108	703	(498)	205
Present value of future profits(a)	614	(614)	-	574	(574)	-
Patents and technology	87	(83)	4	106	(102)	4
Trademarks	30	(20)	10	49	(36)	13
All other	434	(391)	43	326	(276)	50
Total	$5,143	$(3,967)	$1,176	$5,131	$(3,995)	$1,136

(a)	Balances at December 31, 2014 and 2013 reflect adjustments of $293 million and $322 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

During 2014, we recorded additions to intangible assets subject to amortization of $353 million. The components of finite-lived intangible assets acquired during 2014 and their respective weighted average amortizable period follow.

COMPONENTS OF FINITE-LIVED INTANGIBLE ASSETS ACQUIRED DURING 2014
		Weighted-average
	Gross	amortizable period
(In millions)	carrying value	(in years)

Customer-related	$264	7.6
Capitalized software	88	6.7
Lease valuations	1	7.0

Amortization expense related to intangible assets subject to amortization was $403 million, $425 million and $447 million in 2014, 2013 and 2012, respectively, and is recorded in operating and administrative expense on the financial statements. Estimated annual pre-tax amortization for intangible assets over the next five calendar years follows.

ESTIMATED 5 YEAR CONSOLIDATED AMORTIZATION

(In millions)	2015	2016	2017	2018	2019

Estimated annual pre-tax amortization	$355	$296	$225	$146	$123

 GECC 2014 FORM 10-K  92

PART II

NOTE 7. OTHER ASSETS

December 31 (In millions)	2014	2013

Investments
Associated companies	$16,747	$17,348
Real estate(a)(b)	10,891	16,163
Assets held for sale(c)	5,549	2,571
Cost method(b)	566	1,462
Other	1,621	930
	35,374	38,474

Derivative instruments	1,794	1,117
Advances to suppliers	1,406	2,328
Deferred borrowing costs	849	867
Deferred acquisition costs(d)	17	29
Other	4,435	4,551
Total	$43,875	$47,366

(a)
Our investment in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2014: office buildings (57%), retail facilities (9%), apartment buildings (5%), industrial properties (3%), franchise properties (3%) and other (23%). At December 31, 2014, investments were located in the Americas (46%), Europe (37%) and Asia (17%).

(b)
The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2014, were $5 million and $1 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2014, were an insignificant amount and $1 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2013, were $17 million and an insignificant amount, respectively. There were no cost method investments in a continuous loss position for 12 months or more at December 31, 2013.

(c)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale or other means. At December 31, 2014 and 2013, such assets consisted primarily of loans, aircraft, equipment and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $142 million and $127 million at December 31, 2014 and 2013, respectively. Assets held for sale increased $2,978 million from December 31, 2013, as a result of net increases in held-for-sale loans and aircraft, partially offset by net decreases in held-for-sale real estate, primarily due to sales.

(d)
Balances at December 31, 2014 and 2013 reflect adjustments of $624 million and $700 million, respectively, to deferred acquisition costs in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

 GECC 2014 FORM 10-K  93

PART II

NOTE 8. BORROWINGS AND BANK DEPOSITS

December 31 (In millions)	2014			2013

Short-term borrowings		Amount	Average Rate(a)	Amount	Average Rate(a)
Commercial paper
U.S.		$22,019	0.19%	$24,877	0.18%
Non-U.S.		2,993	0.25	4,168	0.33
Current portion of long-term borrowings(b)(c)(f)		37,989	2.54	39,215	2.70
GE Interest Plus notes(d)		5,467	1.01	8,699	1.11
Other(c)		312		339
Total short-term borrowings		$68,780		$77,298

Long-term borrowings	Maturities	Amount	Average Rate(a)	Amount	Average Rate(a)
Senior unsecured notes(b)(e)	2016-2055	$162,629	2.72%	$186,433	2.97%
Subordinated notes(f)	2021-2037	4,804	3.36	4,821	3.93
Subordinated debentures(g)(h)	2066-2067	7,085	5.88	7,462	5.64
Other(c)(i)		13,473		11,563
Total long-term borrowings		$187,991		$210,279
Non-recourse borrowings of
consolidated securitization entities(j)	2015-2019	$29,938	1.04	$30,124	1.05
Bank deposits(k)		$62,839		$53,361
Total borrowings and bank deposits		$349,548		$371,062

(a)	Based on year-end balances and year-end local currency effective interest rates, including the effects from hedging.
(b)
Included $439 million and $481 million of obligations to holders of GICs at December 31, 2014 and 2013, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC's ratings, among other things.

(c)
Included $6,017 million and $9,468 million of funding secured by real estate, aircraft and other collateral at December 31, 2014 and 2013, respectively, of which $2,312 million and $2,868 million is non-recourse to GECC at December 31, 2014 and 2013, respectively.

(d)	Entirely variable denomination floating-rate demand notes.
(e)
Included $700 million of debt at both December 31, 2014 and 2013 raised by a funding entity related to Penske Truck Leasing Co., L.P. (PTL). GECC, as co-issuer and co-guarantor of the debt, reports this amount as borrowings in its financial statements. GECC has been indemnified by the other limited partners of PTL for their proportionate share of the debt obligation. Also included $3,593 million related to Synchrony Financial. See Note 1.

(f)	Included $300 million of subordinated notes guaranteed by GE at both December 31, 2014 and 2013.
(g)	Subordinated debentures receive rating agency equity credit.
(h)
Included $2,794 million of subordinated debentures, which constitute the sole assets of trusts who have issued trust preferred securities and where GECC owns 100% of the common securities of the trusts. Obligations associated with these trusts are unconditionally guaranteed by GECC.

(i)	Included $8,245 million related to Synchrony Financial. See Note 1.
(j)	Included $7,442 million and $9,047 million of current portion of long-term borrowings at December 31, 2014 and 2013, respectively. See Note 16.
(k)
Included $10,258 million and $13,614 million of deposits in non-U.S. banks at December 31, 2014 and 2013, respectively, and $22,848 million and $18,275 million of certificates of deposits with maturities greater than one year at December 31, 2014 and 2013, respectively.

Additional information about borrowings and associated swaps can be found in Note 15.
 GECC 2014 FORM 10-K  94

PART II

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2015		2016	2017	2018	2019

	37,989	(a)	31,707	27,041	19,011	21,956

(a)	Fixed and floating rate notes of $474 million contain put options with exercise dates in 2015, and which have final maturity beyond 2019.

Committed credit lines totaling $44.4 billion had been extended to us by 49 banks at year-end 2014. GECC can borrow up to $44.4 billion under these credit lines. GE can borrow up to $13.7 billion under certain of these credit lines. The GECC lines include $25.1 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $19.3 billion are 364-day lines that contain a term-out feature that allows us to extend the borrowings for two years from the date on which such borrowings would otherwise be due.

NOTE 9. INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

Investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts.

December 31 (In millions)	2014	2013

Investment contracts	$2,970	$3,144
Guaranteed investment contracts	1,000	1,471
Total investment contracts	3,970	4,615
Life insurance benefits(a)	20,688	18,959
Other(b)	3,369	3,405
Total	$28,027	$26,979

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2014 and 2013.
(b)	Substantially all unpaid claims and claims adjustment expenses and unearned premiums.

When insurance affiliates cede insurance risk to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption "Other receivables" on our Statement of Financial Position, and amounted to $1,759 million and $1,685 million at December 31, 2014 and 2013, respectively.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption "Investment contracts, insurance losses and insurance annuity benefits." Reinsurance recoveries were $240 million, $250 million and $234 million in December 31, 2014, 2013 and 2012, respectively.
 GECC 2014 FORM 10-K  95

PART II

NOTE 10. INCOME TAXES

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these deductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE's tax payments are due.

(BENEFIT) PROVISION FOR INCOME TAXES

(In millions)	2014	2013	2012

Current tax expense (benefit)	$848	$(268)	$1,379
Deferred tax expense (benefit) from temporary differences	(710)	(724)	(858)
Total	$138	$(992)	$521

CONSOLIDATED EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

(In millions)	2014	2013	2012

U.S. earnings	$3,439	$2,845	$4,496
Non-U.S. earnings	4,202	4,474	3,433
Total	$7,641	$7,319	$7,929

CONSOLIDATED (BENEFIT) PROVISION FOR INCOME TAXES

(In millions)	2014	2013	2012

U.S. Federal
Current	(316)	(1,287)	(6)
Deferred	(156)	(474)	30
Non - U.S.
Current	1,222	1,020	1,436
Deferred	(425)	(269)	(815)
Other	(187)	18	(124)
Total	$138	$(992)	$521

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. For example, GE's effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with non-U.S. financial institutions in global markets. This provision, which had expired at the end of 2013, was reinstated in December 2014 retroactively for one year through the end of 2014. The provision also had been scheduled to expire and had been extended by Congress on seven previous occasions, but there can be no assurance that it will continue to be extended. In the event the provision is not extended after 2014, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2015.
 GECC 2014 FORM 10-K  96

PART II

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO ACTUAL INCOME TAX RATE

	2014	2013	2012

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from
Tax on global activities including exports(a)	(24.1)	(45.0)	(18.4)
U.S. business credits(b)	(4.6)	(4.6)	(4.3)
Business Property disposition	-	-	(4.2)
All other – net	(4.5)	1.0	(1.5)
	(33.2)	(48.6)	(28.4)
Actual income tax rate	1.8%	(13.6)%	6.6%

(a)
Included (3.8) % related to the sale of GEMB-Nordic in 2014 and (13.3)% related to the sale of 68.5% of our Swiss consumer finance bank, Cembra Money Bank AG (Cembra), through an initial public offering in 2013.

(b)	U.S. general business credits, primarily the credit for energy produced from renewable sources, the advanced energy project credit and the low-income housing credit.

UNRECOGNIZED TAX POSITIONS

Annually, GE files over 5,500 income tax returns in over 250 global taxing jurisdictions a substantial portion of which includes our activities. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2013, the Internal Revenue Service (IRS) completed the audit of our consolidated U.S. income tax returns for 2008-2009, except for certain issues that remain under examination. At December 31, 2014, the IRS was auditing our consolidated U.S. income tax returns for 2010-2011. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We have contested the disallowance of this loss. It is reasonably possible that the unresolved items could be resolved during the next 12 months, which could result in a decrease in our balance of "unrecognized tax benefits" – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2008-2009, reduced our 2013 consolidated income tax rate by 1.3 percentage points.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

UNRECOGNIZED TAX BENEFITS

December 31 (In millions)	2014	2013

Unrecognized tax benefits	$3,055	$3,223
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,259	2,346
Accrued interest on unrecognized tax benefits	420	570
Accrued penalties on unrecognized tax benefits	34	97
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	0-600	0-800
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-50	0-250

(a)	Some portion of such reduction may be reported as discontinued operations.
 GECC 2014 FORM 10-K  97

PART II

UNRECOGNIZED TAX BENEFITS RECONCILIATION

(In millions)	2014	2013

Balance at January 1	$3,223	$3,106
Additions for tax positions of the current year	61	79
Reductions for tax positions of the current year	(2)	(1)
Additions for tax positions of prior years	483	657
Reductions for tax positions of prior years	(531)	(617)
Settlements with tax authorities	(179)	(1)
Expiration of the statute of limitations	-	-
Balance at December 31	$3,055	$3,223

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2014, 2013 and 2012, $(73) million, $11 million and $(20) million of interest expense (income), respectively, and $(47) million, $6 million and $22 million of tax expense (income) related to penalties, respectively, were recognized in the Statement of Earnings.

DEFERRED INCOME TAXES

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

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2014 and 2013, were approximately $78 billion and $73 billion, respectively. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.
 GECC 2014 FORM 10-K  98

PART II

COMPONENTS OF THE NET DEFERRED INCOME TAX ASSET (LIABILITY)

December 31 (In millions)	2014	2013

Assets
Non-U.S. loss carryforwards(a)	$4,094	$3,791
Allowance for losses	2,186	2,640
Investment in global subsidiaries	1,935	1,883
Other - net	4,331	4,910
Total deferred income tax assets	12,546	13,224

Liabilities
Operating leases	(6,351)	(6,284)
Financing leases	(4,046)	(4,075)
Intangible assets	(1,963)	(1,943)
Net unrealized gains on securities	(507)	(145)
Cash flow hedges	(162)	(163)
Other - net	(5,748)	(5,400)
Total deferred income tax liabilities	(18,777)	(18,010)

Net deferred income tax liability	$(6,231)	$(4,786)

(a)	Net of valuation allowances of $880 million and $862 million for 2014 and 2013, respectively. Of the net deferred tax asset as of December 31, 2014, of $4,094 million, $41 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2015, through December 31, 2017; $91 million relates to net operating losses that expire in various years ending from December 31, 2018 through December 31, 2029 and $3,962 million relates to net operating loss carryforwards that may be carried forward indefinitely.
 GECC 2014 FORM 10-K  99

PART II

NOTE 11. SHAREOWNERS' EQUITY

(In millions)	2014	2013	2012

Preferred stock issued	$-	$-	$-

Common stock issued	$-	$-	$-

Accumulated other comprehensive income
Balance at January 1	$(1,034)	$(940)	$(2,096)
Other comprehensive income before reclassifications	(263)	433	1,312
Reclassifications from other comprehensive income	720	(527)	(156)
Other comprehensive income, net, attributable to GECC	457	(94)	1,156
Balance at December 31	$(577)	$(1,034)	$(940)

Additional paid-in capital
Balance at January 1	$32,563	$31,586	$27,628
Contributions and other(a)	436	977	3,958
Balance at December 31	$32,999	$32,563	$31,586

Retained earnings
Balance at January 1	$51,165	$51,244	$51,578
Net earnings	7,234	6,204	6,215
Dividends and other	(3,322)	(6,283)	(6,549)
Balance at December 31	$55,077	$51,165	$51,244

Total equity
GECC shareowners' equity balance at December 31	$87,499	$82,694	$81,890
Noncontrolling interests balance at December 31	2,899	432	707
Total equity balance at December 31	$90,398	$83,126	$82,597

(a)	2014 included $440 million related to the excess of the net proceeds from the Synchrony Financial IPO over the carrying value of the interest sold.

During the second quarter of 2013, we issued 10,000 shares of non-cumulative perpetual preferred stock with a $0.01 par value for proceeds of $990 million. The preferred shares bear an initial fixed interest rate of 5.25% through June 15, 2023, bear a floating rate equal to three-month LIBOR plus 2.967% thereafter and are callable on June 15, 2023. Dividends on the GECC preferred stock are payable semiannually, in June and December, with the first payment on this issuance made in December 2013.

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
 GECC 2014 FORM 10-K  100

PART II

During 2014, 2013 and 2012, we paid preferred stock dividends of $322 million, $298 million and $123 million, respectively. During 2014, 2013, and 2012, we paid quarterly dividends of $2,000 million, $1,930 million and $1,926 million and special dividends of $1,000 million, $4,055 million and $4,500 million to GE, respectively.

Our consolidated affiliates may be subject to regulation by various national authorities including banking, financial services and insurance regulators, and are restricted from remitting certain funds to us in the form of dividends or loans. However, such funds are available for use by these affiliates, without restriction, to repay borrowings, to fund new loans, or for other normal business purposes. Our regulated bank subsidiaries are also subject to minimum regulatory capital requirements and we have also committed to maintain the total capital level for our run-off insurance operations at 300 % of the regulatory minimum required level. At December 31, 2014, restricted net assets of our financial services consolidated affiliates were approximately $23.3 billion.

The aggregate statutory capital and surplus of the insurance activities totaled $2.2 billion, $2.4 billion and $1.6 billion at 2014, 2013, and 2012, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.
 GECC 2014 FORM 10-K  101

PART II

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In millions)	2014	2013	2012

Investment securities
Balance at January 1	$309	$673	$(33)
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $415, $(386) and $386 (a)	696	(675)	685
Reclassifications from OCI – net of deferred taxes
of $8, $215 and $12	7	306	22
Other comprehensive income (loss)(b)	703	(369)	707
Less OCI attributable to noncontrolling interests	2	(5)	1
Balance at December 31	$1,010	$309	$673

Currency translation adjustments (CTA)
Balance at January 1(c)	$(530)	$(131)	$(399)
OCI before reclassifications – net of deferred taxes
of $(145), $(655) and $(261)	(163)	247	411
Reclassifications from OCI – net of deferred taxes
of $213, $791 and $55	(162)	(810)	(131)
Other comprehensive income (loss)(b)	(325)	(563)	280
Less OCI attributable to noncontrolling interests	(17)	(7)	12
Balance at December 31	$(838)	$(687)	$(131)

Cash flow hedges
Balance at January 1(c)	$(450)	$(746)	$(1,101)
OCI before reclassifications –
net of deferred taxes of $3 and $235, $378	(573)	521	434
Reclassifications from OCI – net of deferred taxes
of $35, $(158) and $(250)	851	(66)	(80)
Other comprehensive income (loss)(b)	278	455	354
Less OCI attributable to noncontrolling interests	-	2	(1)
Balance at December 31	$(172)	$(293)	$(746)

Benefit plans
Balance at January 1	$(363)	$(736)	$(563)
Prior service credit (cost) – net of deferred taxes
of $0, $4 and $0	-	24	-
Net actuarial gain (loss) – net of deferred taxes
of $(101), $156 and $(86)	(238)	306	(206)
Prior service cost amortization – net of deferred taxes
of $0, $0 and $0	2	-	-
Net actuarial loss amortization – net of deferred taxes
of $7, $16 and $10	22	43	33
Other comprehensive income (loss)(b)	(214)	373	(173)
Less OCI attributable to noncontrolling interests	-	-	-
Balance at December 31	$(577)	$(363)	$(736)

Accumulated other comprehensive income (loss) at December 31	$(577)	$(1,034)	$(940)

(a)	Includes adjustments of $ 960 million, $(1,171) million and $527 million in 2014, 2013 and 2012, respectively, to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.
(b)	Total other comprehensive income (loss) was $442 million, $(104) million and $1,168 million in 2014, 2013 and 2012, respectively.

(c)	Includes a $157 million reclassification between 2014 opening balances in Currency Translation Adjustments and Cash Flow Hedges.

 GECC 2014 FORM 10-K  102

PART II

RECLASSIFICATION OUT OF AOCI

(In millions)	2014	2013	2012	Statement of Earnings Caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$(15)	$(521)	$(34)	Revenues from services
	8	215	12	Benefit (provision) for income taxes
	$(7)	$(306)	$(22)	Net of tax
Currency translation adjustments
Gains (losses) on dispositions	$(51)	$19	$76	Costs and expenses
	213	791	55	Benefit (provision) for income taxes
	$162	$810	$131	Net of tax
Cash flow hedges
Gains (losses) on interest rate derivatives	$(234)	$(364)	$(494)	Interest
Foreign exchange contracts	(652)	588	824	(a)
	(886)	224	330	Total before tax
	35	(158)	(250)	Benefit (provision) for income taxes
	$(851)	$66	$80	Net of tax
Benefit plan items
Amortization of prior service costs	$(2)	$-	$-	(b)
Amortization of actuarial gains (losses)	(29)	(59)	(43)	(b)
	(31)	(59)	(43)	Total before tax
	7	16	10	Benefit (provision) for income taxes
	$(24)	$(43)	$(33)	Net of tax

Total reclassification adjustments	$(720)	$527	$156	Net of tax

(a)	Included $(607) million, $608 million and $894 million in revenues from services and $(45) million, $(20) million and $(70) million in interest in 2014, 2013 and 2012, respectively.
(b)	Amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs.

NONCONTROLLING INTERESTS

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates. The balance is summarized as follows.

December 31 (In millions)	2014	2013

Synchrony Financial	$2,531	$-
Other noncontrolling interests in consolidated affiliates(a)	368	432
Total	$2,899	$432

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates.

CHANGES TO NONCONTROLLING INTERESTS

(In millions)	2014	2013	2012

Beginning balance	$432	$707	$690
Net earnings	162	53	63
Dividends	(6)	(48)	(19)
Dispositions	(75)	(174)	-
Synchrony Financial IPO	2,393	-	-
Other (including AOCI)	(7)	(106)	(27)
Ending balance	$2,899	$432	$707

 GECC 2014 FORM 10-K  103

PART II

NOTE 12. REVENUES FROM SERVICES

(In millions)	2014	2013	2012

Interest on loans	$17,324	$17,951	$18,843
Equipment leased to others	9,940	9,804	10,456
Fees	4,618	4,720	4,709
Investment income(a)	2,271	1,809	2,630
Financing leases	1,416	1,667	1,888
Associated companies(b)	1,182	1,809	1,538
Premiums earned by insurance activities	1,509	1,573	1,715
Real estate investments(c)	1,727	2,528	1,709
Other items(d)	2,617	2,080	1,757
Total	$42,604	$43,941	$45,245

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

(c)	During 2013, we sold real estate comprising certain floors located at 30 Rockefeller Center, New York for a pre-tax gain of $902 million.
(d)	During 2014, we sold GEMB-Nordic and recorded a pre-tax gain of $473 million. During 2013, we sold a portion of Cembra through an initial public offering and recorded a pre-tax gain of $351 million.
 GECC 2014 FORM 10-K  104

PART II

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

RENTAL EXPENSE

Rental expense under operating leases is shown below.

(In millions)	2014	2013	2012

Equipment for sublease	$36	$64	$149
Other rental expense	346	364	390

At December 31, 2014, minimum rental commitments under noncancellable operating leases aggregated $1,420.000 million. Amounts payable over the next five years follow.

(In millions)	2015	2016	2017	2018	2019

	$238	$203	$177	$141	$120

NOTE 14. FAIR VALUE MEASUREMENTS

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
 GECC 2014 FORM 10-K  105

PART II

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance
December 31, 2014
Assets
Investment securities
Debt
U.S. corporate	$-		$20,659		$3,128	$-		$23,787
State and municipal	-		5,171		578	-		5,749
Residential mortgage-backed	-		1,709		16	-		1,725
Commercial mortgage-backed	-		3,054		9	-		3,063
Asset-backed(c)	-		343		7,575	-		7,918
Corporate ̶ non-U.S.	-		681		795	-		1,476
Government ̶ non-U.S.	56		1,738		2	-		1,796
U.S. government and federal agency	-		1,747		266	-		2,013
Retained interests	-		-		24	-		24
Equity
Available-for-sale	231		14		9	-		254
Trading	20		2		-	-		22
Derivatives(d)	-		9,061		133	(7,400)		1,794
Other(e)	-		-		48	-		48
Total	$307		$44,179		$12,583	$(7,400)		$49,669
Liabilities
Derivatives	$-		$4,298		$15	$(4,215)		$98
Other	-		22		-	-		22
Total	$-		$4,320		$15	$(4,215)		$120

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

(a)
Included $487 million of Government – non-U.S. and $13 million of Corporate – non-U.S. available-for-sale debt securities transferred from Level 1 to Level 2 primarily attributable to changes in market observable data during  2014. The fair value of securities transferred between Level 1 and Level 2 was $2 million during 2013.

(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)	Includes investments in our CLL business in asset-backed securities collateralized by senior secured loans of high-quality, middle-market companies in a variety of industries.
(d)
The fair value of derivatives includes an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $8 million and $(7) million at December 31, 2014 and 2013, respectively. See Note 15 for additional information on the composition of our derivative portfolio.

(e)	Includes private equity investments and loans designated under the fair value option.
 GECC 2014 FORM 10-K  106

PART II

LEVEL 3 INSTRUMENTS

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners' equity.

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included	included				into	out of	Balance at	still held at
(In millions)	January 1	in earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	December 31	December 31(c)

2014
Investment securities
Debt
U.S. corporate	$2,918	$23	$136	$536	$(234)	$(284)	$174	$(141)	$3,128	$-
State and municipal	96	-	38	18	(36)	(10)	472	-	578	-
RMBS	86	-	2	-	(16)	(9)	-	(47)	16	-
CMBS	10	-	-	-	-	(3)	2	-	9	-
ABS	6,898	3	(206)	2,249	-	(1,359)	-	(10)	7,575	-
Corporate – non-U.S.	1,052	30	3	1,018	(269)	(1,034)	1	(6)	795	-
Government – non-U.S.	31	-	-	-	-	-	2	(31)	2	-
U.S. government and
federal agency	225	-	34	-	-	-	9	(2)	266	-
Retained interests	72	29	(4)	3	(66)	(10)	-	-	24	-
Equity
Available-for-sale	11	-	-	2	(2)	-	-	(2)	9	-
Derivatives(d)(e)	163	59	1	5	-	(97)	(1)	-	130	(29)
Other	293	1	-	614	(575)	(6)	-	(279)	48	-
Total	$11,855	$145	$4	$4,445	$(1,198)	$(2,812)	$659	$(518)	$12,580	$(29)

2013
Investment securities
Debt
U.S. corporate	$3,552	$(477)	$122	$376	$(423)	$(231)	$108	$(109)	$2,918	$-
State and municipal	77	-	(7)	21	-	(5)	10	-	96	-
RMBS	100	-	(5)	-	(2)	(7)	-	-	86	-
CMBS	6	-	-	-	-	(6)	10	-	10	-
ABS	5,023	5	32	2,632	(4)	(795)	12	(7)	6,898	-
Corporate – non-U.S.	1,212	(103)	49	5,814	(3)	(5,874)	15	(58)	1,052	-
Government – non-U.S.	42	1	(12)	-	-	-	-	-	31	-
U.S. government and
federal agency	277	-	(52)	-	-	-	-	-	225	-
Retained interests	83	3	1	6	-	(21)	-	-	72	-
Equity
Available-for-sale	13	-	-	-	-	-	-	(2)	11	-
Derivatives(d)(e)	262	31	2	(1)	-	(162)	33	(2)	163	(31)
Other	432	(94)	12	493	(542)	-	4	(12)	293	(90)
Total	$11,079	$(634)	$142	$9,341	$(974)	$(7,101)	$192	$(190)	$11,855	$(121)

(a)	Earnings effects are primarily included in the "Revenues from services" and "Interest" captions in the Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)	Represents derivative assets net of derivative liabilities and included cash accruals of $12 million and $9 million not reflected in the fair value hierarchy table during 2014 and 2013, respectively.
(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.
 GECC 2014 FORM 10-K  107

PART II

NON-RECURRING FAIR VALUE MEASUREMENTS
The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at December 31, 2014 and 2013.

	Remeasured during the years ended December 31
	2014		2013
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$49	$1,430	$210	$2,986
Cost and equity method investments(a)	11	392	-	649
Long-lived assets, including real estate	364	1,253	2,050	1,085
Total	$424	$3,075	$2,260	$4,720

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2014 and 2013.

	Years ended December 31
(In millions)	2014	2013

Financing receivables and loans held for sale	$(317)	$(361)
Cost and equity method investments	(372)	(466)
Long-lived assets, including real estate	(760)	(1,126)
Total	$(1,449)	$(1,953)
 GECC 2014 FORM 10-K  108

PART II

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS
				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted average)

December 31, 2014
Recurring fair value measurements
Investment securities - Debt
U.S. corporate	$980	Income approach	Discount rate(a)	1.5%-14.8% (6.6%)
State and municipal	481	Income approach	Discount rate(a)	1.9%-5.9% (2.8%)
Asset-backed	7,554	Income approach	Discount rate(a)	2.2%-12.4% (5.0%)
Corporate ̶ non-U.S.	724	Income approach	Discount rate(a)	0.4%-14.7% (7.6%)
Other financial assets	48	Income approach	Discount rate(a)	4.2%-4.7% (4.3%)

Non-recurring fair value measurements
Financing receivables and loans held for sale	$666	Income approach,	Capitalization rate(b)	6.9%-11.0% (7.8%)
		Business enterprise	EBITDA multiple	4.3X-6.5X (6.2X)
		value
Cost and equity method investments	346	Income approach,	Discount rate(a)	8.0%-10.0% (9.4%)
		Business enterprise, Market comparables value	EBITDA multiple	1.8X-10.5X (7.0X)
			Capitalization rate(b)	6.4%-6.4% (6.4%)
Long-lived assets, including real estate	932	Income approach	Capitalization rate(b)	6.3%-15.3% (6.8%)
			Discount rate(a)	2.0%-19.0% (6.8%)

December 31, 2013
Recurring fair value measurements
Investment securities - Debt
U.S. corporate	$898	Income approach	Discount rate(a)	1.5%-13.3% (6.5%)
Asset-backed	6,854	Income approach	Discount rate(a)	1.2%-10.5% (3.7%)
Corporate ̶ non-U.S.	819	Income approach	Discount rate(a)	1.4%-46.0% (15.1%)
Other financial assets	288	Income approach,	WACC(c)	9.3%-9.3% (9.3%)
		Market comparables	Discount rate(a)	5.2%-5.3% (5.3%)
			EBITDA multiple	8.3X-12.5X (10.6X)

Non-recurring fair value measurements
Financing receivables and loans held for sale	$1,937	Income approach,	Capitalization rate(b)	5.5%-16.7% (8.0%)
		Business enterprise	EBITDA multiple	4.3X-5.5X (4.8X)
		value	Discount rate(a)	6.6%-6.6% (6.6%)
Cost and equity method investments	100	Income approach,	Discount rate(a)	5.7%-5.9% (5.8%)
		Market comparables	Capitalization rate(b)	8.5%-10.6% (10.0%)
			WACC(c)	9.3%-9.6% (9.4%)
			EBITDA multiple	7.1X-14.5X (11.3X)
			Revenue multiple	9.3X-12.6X (10.9X)
Long-lived assets, including real estate	691	Income approach	Capitalization rate(b)	5.4%-14.5% (7.8%)
			Discount rate(a)	4.0%-23.0% (8.8%)

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

At December 31, 2014 and 2013, other Level 3 recurring fair value measurements of $2,692 million and $2,813 million, respectively, and non-recurring measurements of $1,035 million and $1,426 million, respectively, are valued using non-binding broker quotes or other third-party sources. At December 31, 2014 and 2013, other recurring fair value measurements of $89 million and $173 million, respectively, and non-recurring fair value measurements of $96 million and $566 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.
 GECC 2014 FORM 10-K  109

PART II

NOTE 15. FINANCIAL INSTRUMENTS

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

	2014			2013
		Assets (liabilities)			Assets (liabilities)
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
December 31 (In millions)	amount	amount (net)	fair value	amount	amount (net)	fair value

Assets
Loans	$ (a)	$212,719	$217,662	$ (a)	$226,293	$230,792
Other commercial mortgages	(a)	3,520	3,600	(a)	2,270	2,281
Loans held for sale	(a)	1,801	1,826	(a)	512	512
Other financial instruments(b)	(a)	691	1,015	(a)	1,622	2,203
Liabilities
Borrowings and bank deposits(c)(d)	(a)	(349,548)	(366,256)	(a)	(371,062)	(386,823)
Investment contract benefits	(a)	(2,970)	(3,565)	(a)	(3,144)	(3,644)
Guaranteed investment contracts	(a)	(1,000)	(1,031)	(a)	(1,471)	(1,459)
Insurance - credit life(e)	1,843	(90)	(77)	2,149	(108)	(94)

(a)	These financial instruments do not have notional amounts.
(b)	Principally comprises cost method investments.
(c)	See Note 8.
(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2014 and 2013 would have been reduced by $5,020 million and $2,284 million, respectively.

(e)	Net of reinsurance of $964 million and $1,250 million at December 31, 2014 and 2013, respectively.

A description of how we estimate fair values follows:

Loans. Based on a discounted future cash flows methodology, using current market interest rate data adjusted for inherent credit risk or quoted market prices and recent transactions, if available.

Borrowings and bank deposits. Based on valuation methodologies using current market interest rate data that are comparable to market quotes adjusted for our non-performance risk.

Investment contract benefits. Based on expected future cash flows, discounted at currently offered rates for immediate annuity contracts or the income approach for single premium deferred annuities.

Guaranteed investment contracts. Based on valuation methodologies using current market interest rate data, adjusted for our non-performance risk.

Insurance – credit life. Certain insurance affiliates, primarily in Consumer, issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of our overall risk management process, we cede to third parties a portion of this associated risk, but are not relieved of our primary obligation to the policy holders.

All other instruments. Based on observable market transaction and/or valuation methodologies using current market interest rate data adjusted for inherent credit risk.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.
 GECC 2014 FORM 10-K  110

PART II

Additional information about Notional Amounts of Loan Commitments follows.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

December 31 (In millions)	2014	2013

Ordinary course of business lending commitments(a)	$4,282	$4,756
Unused revolving credit lines(b)
Commercial(c)	14,681	16,570
Consumer – principally credit cards	306,188	290,662

(a)	Excluded investment commitments of $980 million and $1,395 million at December 31, 2014 and 2013, respectively.
(b)	Excluded amounts related to inventory financing arrangements, which may be withdrawn at our option, of $15,041 million and $13,502 million at December 31, 2014 and 2013, respectively.
(c)
Included amounts related to commitments of $10,509 million and $11,629 million at December 31, 2014 and 2013, respectively, associated with secured financing arrangements that could have increased to a maximum of $12,353 million and $14,590 million at December 31, 2014 and 2013, respectively, based on asset volume under the arrangement.

SECURITIES REPURCHASE AND REVERSE REPURCHASE ARRANGEMENTS

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At December 31, 2014, we were party to repurchase agreements totaling $169 million, which were reported in short-term borrowings on the financial statements. No repurchase agreements were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At December 31, 2014, we were party to reverse repurchase agreements totaling $11.5 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $267,000 million, approximately 97% or $258,000 million is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

 GECC 2014 FORM 10-K  111

PART II

FAIR VALUE OF DERIVATIVES

	2014		2013
December 31 (In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$5,859	$461	$3,837	$1,989
Currency exchange contracts	2,435	779	1,746	958
Other contracts	-	-	-	-
	8,294	1,240	5,583	2,947

Derivatives not accounted for as hedges
Interest rate contracts	276	141	270	175
Currency exchange contracts	598	2,910	1,753	1,765
Other contracts	26	22	57	22
	900	3,073	2,080	1,962

Gross derivatives recognized in statement of
financial position
Gross derivatives	9,194	4,313	7,663	4,909
Gross accrued interest	1,401	(18)	1,227	241
	10,595	4,295	8,890	5,150

Amounts offset in statement of financial position
Netting adjustments(a)	(3,705)	(3,713)	(3,927)	(3,920)
Cash collateral(b)	(3,695)	(502)	(2,619)	(242)
	(7,400)	(4,215)	(6,546)	(4,162)

Net derivatives recognized in statement of
financial position
Net derivatives	3,195	80	2,344	988

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(3,176)	-	(1,838)	-

Net amount	$19	$80	$506	$988

Derivatives are classified in the captions "Other assets" and "Other liabilities" and the related accrued interest is classified in "Other receivables" and "Other liabilities" in our financial statements.
(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2014 and 2013, the cumulative adjustment for non-performance risk was a gain (loss) of $8 million and $(7) million, respectively.

(b)	Excluded excess cash collateral received and posted of $57 million and $211 million, and $160 million and $37 million at December 31, 2014 and 2013, respectively.
(c)	Excluded excess securities collateral received of $212 million and $286 million at December 31, 2014 and 2013, respectively.

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
 GECC 2014 FORM 10-K  112

PART II

EARNINGS EFFECTS OF FAIR VALUE HEDGING RELATIONSHIPS

	2014		2013
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$3,898	$(3,973)	$(5,253)	$5,180
Currency exchange contracts	(19)	17	(7)	6

Fair value hedges resulted in $(77) million and $(74) million of ineffectiveness in 2014 and 2013, respectively. In both 2014 and 2013, there were insignificant amounts excluded from the assessment of effectiveness.

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

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
(In millions)	2014	2013	2014	2013

Interest rate contracts	$(1)	$(26)	$(234)	$(364)
Currency exchange contracts	(529)	704	(652)	588
Total(a)	$(530)	$678	$(886)	$224

(a)Gain (loss) is recorded in revenues from services and interest when reclassified to earnings.

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $230 million loss at December 31, 2014. We expect to transfer $196 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both 2014 and 2013, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2014 and 2013, the maximum term of derivative instruments that hedge forecasted transactions was 18 years and 19 years, respectively. See Note 11 for additional information about reclassifications out of AOCI.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness were insignificant for each reporting period.
 GECC 2014 FORM 10-K  113

PART II

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

GAINS (LOSSES) RECOGNIZED THROUGH CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
(In millions)	2014	2013	2014	2013

Currency exchange contracts(a)	$5,741	$2,322	$88	$(1,525)

(a)  Gain (loss) is recorded in revenues from services when reclassified out of AOCI.

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(549) million and $(678) million for the years ended December 31, 2014 and 2013, respectively, and were recorded in interest.

FREE-STANDING DERIVATIVES

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the year ended December 31, 2014 on derivatives not designated as hedges were $(2,113) million composed of amounts related to interest rate contracts of $(58) million, currency exchange contracts of $(2,056) million, and other derivatives of $1 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the year ended December 31, 2013 on derivatives not designated as hedges were $(802) million composed of amounts related to interest rate contracts of $(103) million, currency exchange contracts of $(733) million, and other derivatives of $34 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $6,871 million at December 31, 2014, of which $3,695 million was cash and $3,176 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $502 million at December 31, 2014. At December 31, 2014, our exposure to counterparties (including accrued interest), net of collateral we hold, was insignificant. This excludes exposure related to embedded derivatives.
 GECC 2014 FORM 10-K  114

PART II

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $60 million at December 31, 2014. This excludes embedded derivatives.

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

In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity's economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity's future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity's design, including: the entity's capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.

CONSOLIDATED VARIABLE INTEREST ENTITIES

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIE's economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:


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


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

 GECC 2014 FORM 10-K  115

PART II

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

Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment with $1,598 million of assets and $686 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $667 million of assets and no liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers' compensation coverage for GE with $1,162 million of assets and $541 million of liabilities.

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs

			Consolidated Securitization Entities

			Credit				Trade
(In millions)	Trinity	(a)	cards	(b)	Equipment	(b)	receivables		Other	Total

December 31, 2014
Assets(c)
Financing receivables, net	$-		$25,645		$12,843		$3,028	(d)	$3,064	$44,580
Investment securities	2,369		-		-		-		1,005	3,374
Other assets	17		1,059		766		2		1,866	3,710
Total	$2,386		$26,704		$13,609		$3,030		$5,935	$51,664

Liabilities(c)
Borrowings	$-		$-		$-		$-		$519	$519
Non-recourse borrowings	-		14,967		10,359		2,692		646	28,664
Other liabilities	1,022		332		593		26		1,187	3,160
Total	$1,022		$15,299		$10,952		$2,718		$2,352	$32,343

December 31, 2013
Assets(c)
Financing receivables, net	$-		$24,766		$12,928		$2,509		$2,044	$42,247
Investment securities	2,786		-		-		-		1,044	3,830
Other assets	213		20		557		1		1,563	2,354
Total	$2,999		$24,786		$13,485		$2,510		$4,651	$48,431

Liabilities(c)
Borrowings	$-		$-		$-		$-		$597	$597
Non-recourse borrowings	-		15,363		10,982		2,180		49	28,574
Other liabilities	1,482		228		248		25		1,235	3,218
Total	$1,482		$15,591		$11,230		$2,205		$1,881	$32,389

(a)	Excluded intercompany advances from GECC to Trinity, which were eliminated in consolidation of $1,565 million and $1,837 million at December 31, 2014 and 2013, respectively.
(b)
We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At December 31, 2014 and 2013, the amounts of commingled cash owed to the CSEs were $2,809 million and $6,314 million, respectively, and the amounts owed to us by CSEs were $2,913 million and $5,540 million, respectively.

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

(d)
Included $686 million of receivables originated by Appliances. We require third party debt holder consent to sell these assets. The receivables will be included in assets of businesses held for sale when the consent is received.

 GECC 2014 FORM 10-K  116

PART II

Revenues from services from our consolidated VIEs were $6,952 million, $6,776 million and $6,638 million in 2014, 2013 and 2012, respectively. Related expenses consisted primarily of provisions for losses of $1,186 million, $1,247 million and $1,171 million in 2014, 2013 and 2012, respectively, and interest of $353 million, $353 million and $541 million  in 2014, 2013 and 2012, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.

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

Our largest exposure to any single unconsolidated VIE at December 31, 2014 is a $8,612 million investment in asset-backed securities issued by the Senior Secured Loan Program ("SSLP"), a fund that invests in high-quality senior secured debt of various middle-market companies. Other significant unconsolidated VIEs include investments in real estate entities ($1,564 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($2,166 million).

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

INVESTMENTS IN UNCONSOLIDATED VIEs

December 31 (In millions)	2014	2013

Other assets and investment securities	$9,326	$9,089
Financing receivables – net	2,942	3,344
Total investments	12,268	12,433

Contractual obligations to fund investments or guarantees	2,208	2,731
Revolving lines of credit	168	31
Total	$14,644	$15,195

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment-grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.
 GECC 2014 FORM 10-K  117

PART II

NOTE 17. COMMITMENTS AND GUARANTEES

COMMITMENTS

GECAS had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $25,232 million and secondary orders with airlines for used aircraft of approximately $2,144 million at December 31, 2014.

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

At December 31, 2014, we were committed under the following guarantee arrangements beyond those provided on behalf of VIEs. See Note 16.

Credit Support. We have provided $2,020 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $15 million at December 31, 2014.

Indemnification Agreements. At December 31, 2014, we had $868 million of other indemnification commitments, substantially all of which relate to representations and warranties in sales of businesses or assets.

Contingent Consideration. These are agreements to provide additional consideration to a buyer or seller in a business combination if contractually specified conditions related to the acquisition or disposition are achieved.

 GECC 2014 FORM 10-K  118

PART II

NOTE 18. SUPPLEMENTAL CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the "Proceeds from sales of discontinued operations" and "Proceeds from principal business dispositions" lines in the Statement of Cash Flows are net of cash disposed and included certain deal-related costs. Amounts reported in the "Net cash from (payments for) principal businesses purchased" line is net of cash acquired and included certain deal-related costs and debt assumed and immediately repaid in acquisitions.

Amounts reported in the "All other operating activities" line in the Statement of Cash Flows consist primarily of adjustments to current and noncurrent accruals, deferrals of costs and expenses and adjustments to assets. GECC had non-cash transactions related to foreclosed properties and repossessed assets totaling $218 million, $482 million and $839 million in 2014, 2013 and 2012, respectively. Certain supplemental information related to our cash flows is shown below.

For the years ended December 31 (In millions)	2014	2013	2012

All other operating activities
Amortization of intangible assets	$408	$425	$447
Net realized losses on investment securities	17	523	34
Cash collateral on derivative contracts	745	(2,271)	2,900
Increase (decrease) in other liabilities	(1,771)	2,334	560
Other	841	(912)	1,477
	$240	$99	$5,418
Net decrease (increase) in financing receivables
Increase in loans to customers	$(323,050)	$(311,860)	$(308,156)
Principal collections from customers - loans	302,618	307,849	307,250
Investment in equipment for financing leases	(8,120)	(8,652)	(9,192)
Principal collections from customers - financing leases	8,421	9,646	10,976
Net change in credit card receivables	(5,571)	(8,058)	(8,030)
Sales of financing receivables	20,013	14,664	12,642
	$(5,689)	$3,589	$5,490
All other investing activities
Purchases of investment securities	$(10,346)	$(16,422)	$(15,666)
Dispositions and maturities of investment securities	9,289	18,139	17,010
Decrease (increase) in other assets - investments	(476)	1,089	4,338
Proceeds from sales of real estate properties	5,920	10,680	3,381
Other	2,610	1,486	2,731
	$6,997	$14,972	$11,794
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	$29	$55	$59
Long-term (longer than one year)	34,435	44,833	55,782
	$34,464	$44,888	$55,841
Repayments and other debt reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	$(47,694)	$(52,553)	$(94,114)
Long-term (longer than one year)	(4,909)	(3,291)	(9,368)
Principal payments - non-recourse, leveraged leases	(454)	(585)	(426)
	$(53,057)	$(56,429)	$(103,908)
All other financing activities
Proceeds from sales of investment contracts	$322	$491	$2,697
Redemption of investment contracts	(1,113)	(980)	(5,515)
Other	(300)	(420)	(49)
	$(1,091)	$(909)	$(2,867)
 GECC 2014 FORM 10-K  119

PART II

19. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

CREDIT QUALITY INDICATORS

Detailed information about the credit quality of our Commercial, Real Estate and Consumer financing receivables portfolios is provided below. For each portfolio, we describe the characteristics of the financing receivables and provide information about collateral, payment performance, credit quality indicators and impairment. We manage these portfolios using delinquency and nonaccrual data as key performance indicators. The categories used within this section such as impaired loans, troubled debt restructuring (TDR) and nonaccrual financing receivables are defined by the authoritative guidance and we base our categorization on the related scope and definitions contained in the related standards. The categories of nonaccrual and delinquent are used in our process for managing our financing receivables.

PAST DUE AND NONACCRUAL FINANCING RECEIVABLES

	2014					2013
	Over 30 days	Over 90 days				Over 30 days	Over 90 days
December 31 (In millions)	past due	past due		Nonaccrual		past due	past due		Nonaccrual

Commercial
CLL
Americas	$503	$284		$1,054		$755	$359		$1,275
International	1,483	749		946		1,490	820		1,459
Total CLL	1,986	1,033		2,000		2,245	1,179		2,734
Energy Financial Services	-	-		68		-	-		4
GECAS	-	-		419		-	-		-
Other	-	-		-		-	-		6
Total Commercial	1,986	1,033		2,487	(a)	2,245	1,179		2,744	(a)

Real Estate	242	183		1,254	(b)	247	212		2,551	(b)

Consumer
Non-U.S. residential mortgages	2,171	1,195		1,262		3,406	2,104		2,161
Non-U.S. installment and revolving credit	333	89		53		601	159		106
U.S. installment and revolving credit	2,492	1,147		2		2,442	1,105		2
Other	141	64		167		172	99		351
Total Consumer	5,137	2,495	(c)	1,484	(d)	6,621	3,467	(c)	2,620	(d)
Total	$7,365	$3,711		$5,225		$9,113	$4,858		$7,915
Total as a percent of financing receivables	3.0%	1.5%		2.2%		3.5%	1.9%		3.1%

(a)	Included $1,549 million and $1,397 million at December 31, 2014 and 2013, respectively, that are currently paying in accordance with their contractual terms.
(b)	Included $1,018 million and $2,308 million at December 31, 2014 and 2013, respectively, that are currently paying in accordance with their contractual terms.
(c)
Included $1,231 million and $1,197 million of Consumer loans at December 31, 2014 and 2013, respectively, that are over 90 days past due and continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due.

(d)	Included $179 million and $324 million at December 31, 2014 and 2013, respectively, that are currently paying in accordance with their contractual terms.
 GECC 2014 FORM 10-K  120

PART II

IMPAIRED LOANS AND RELATED RESERVES

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
December 31 (In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

2014

Commercial
CLL
Americas	$1,352	$1,897	$1,626	$126	$160	$28	$254
International(a)	940	2,500	1,099	280	965	105	463
Total CLL	2,292	4,397	2,725	406	1,125	133	717
Energy Financial Services	53	54	26	15	15	12	24
GECAS	329	337	88	-	-	-	15
Other	-	-	-	-	-	-	1
Total Commercial(b)	2,674	4,788	2,839	421	1,140	145	757

Real Estate(c)	1,555	1,854	2,285	317	443	25	686

Consumer(d)	138	179	120	2,042	2,092	408	2,547
Total	$4,367	$6,821	$5,244	$2,780	$3,675	$578	$3,990

2013

Commercial
CLL
Americas	$1,670	$2,187	$2,154	$417	$505	$96	$509
International(a)	1,104	3,082	1,136	691	1,059	231	629
Total CLL	2,774	5,269	3,290	1,108	1,564	327	1,138
Energy Financial Services	-	-	-	4	4	1	2
GECAS	-	-	-	-	-	-	1
Other	2	3	9	4	4	-	5
Total Commercial(b)	2,776	5,272	3,299	1,116	1,572	328	1,146

Real Estate(c)	2,615	3,036	3,058	1,245	1,507	74	1,688

Consumer(d)	109	153	98	2,879	2,948	567	3,058
Total	$5,500	$8,461	$6,455	$5,240	$6,027	$969	$5,892

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

(b)
We recognized $178 million and $218 million of interest income, including none and $60 million on a cash basis, at December 31, 2014 and 2013, respectively, principally in our CLL Americas business. The total average investment in impaired loans at December 31, 2014 and 2013 was $3,596 million and $4,445 million, respectively.

(c)
We recognized $56 million and $187 million of interest income, including none and $135 million on a cash basis, at December 31, 2014 and 2013, respectively. The total average investment in impaired loans at December 31, 2014 and 2013 was $2,971 million and $4,746 million, respectively.

(d)
We recognized $126 million and $221 million of interest income, including $5 million, and $3 million on a cash basis, at December 31, 2014 and 2013, respectively, principally in our Consumer-U.S. installment and revolving credit portfolios. The total average investment in impaired loans at December 31, 2014 and 2013 was $2,667 million and $3,156 million, respectively.

 GECC 2014 FORM 10-K  121

PART II

December 31 (In millions)	Non-impaired financing receivables	General reserves	Impaired loans	Specific reserves

2014

Commercial	$118,381	$758	$3,095	$145
Real Estate	17,925	136	1,872	25
Consumer	98,640	3,603	2,180	408
Total	$234,946	$4,497	$7,147	$578

2013

Commercial	$125,377	$677	$3,892	$328
Real Estate	16,039	118	3,860	74
Consumer	106,051	3,414	2,988	567
Total	$247,467	$4,209	$10,740	$969

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We evaluate a Real Estate loan for impairment when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with its contractual terms.

Of our $1,872 million of impaired loans at Real Estate at December 31, 2014, $1,641 million are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

IMPAIRED LOAN BALANCE CLASSIFIED BY THE METHOD USED TO MEASURE IMPAIRMENT

December 31 (In millions)	2014	2013

Discounted cash flow	$3,994	$5,558
Collateral value	3,153	5,182
Total	$7,147	$10,740

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At December 31, 2014, TDRs included in impaired loans were $5,806 million, primarily relating to Consumer ($2,132 million), CLL ($1,869 million) and Real Estate ($1,757 million).
 GECC 2014 FORM 10-K  122

PART II

Impaired loans classified as TDRs in our CLL business were $1,869 million and $2,961 million at December 31, 2014 and 2013, respectively, and were primarily attributable to CLL Americas ($1,031 million and $1,770 million, respectively). At December 31, 2014, we modified $926 million of loans classified as TDRs, primarily in CLL Americas ($515 million). Changes to these loans primarily included extensions, interest only payment periods, debt to equity exchange and forbearance or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. Of our $926 million and $1,509 million of modifications classified as TDRs at December 31, 2014 and 2013, respectively, $36 million and $71 million have subsequently experienced a payment default at December 31, 2014 and 2013, respectively.

Real Estate TDRs decreased from $3,625 million at December 31, 2013 to $1,757 million at December 31, 2014, primarily driven by resolution of TDRs through paydowns. For borrowers with demonstrated operating capabilities, we work to restructure loans when the cash flow and projected value of the underlying collateral support repayment over the modified term. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan or other consideration that compensates us for the value of the concession. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable. For the year ended December 31, 2014, we modified $672 million of loans classified as TDRs. Changes to these loans primarily included forbearance, maturity extensions and changes to collateral or covenant terms or other actions, which are in addition to, or sometimes in lieu of, fees and rate increases. We received the same or additional compensation in the form of rate increases and fees for the majority of these TDRs. Of our $672 million and $1,595 million of modifications classified as TDRs during 2014 and 2013, respectively, $252 million and $197 million have subsequently experienced a payment default in 2014 and 2013, respectively.

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $25 million and $70 million and were 1.4% and 1.9%, of Real Estate TDRs, respectively, at December 31, 2014 and 2013. In many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

Impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $2,180 million (with an unpaid principal balance of $2,271 million) and comprised $138 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,042 million with a specific allowance of $408 million at December 31, 2014. The impaired loans with a specific allowance included $70 million with a specific allowance of $7 million in our Consumer–Other portfolio and $1,972 million with a specific allowance of $401 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,092 million and $2,547 million, respectively, at December 31, 2014.
 GECC 2014 FORM 10-K  123

PART II

Impaired loans classified as TDRs in our Consumer business were $2,132 million and $2,874 million at December 31, 2014 and 2013, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract, and are primarily concentrated in our non-U.S. residential mortgage and U.S. credit card portfolios. For the year ended December 31, 2014, we modified $981 million of consumer loans for borrowers experiencing financial difficulties, which are classified as TDRs, and included $506 million of non-U.S. consumer loans, primarily residential mortgages, credit cards and personal loans and $475 million of U.S. consumer loans, primarily credit cards. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $981 million and $1,441 million of modifications classified as TDRs during 2014 and 2013, respectively, $102 million and $266 million have subsequently experienced a payment default in 2014 and 2013, respectively.

We also utilize certain short-term (three months or less) loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio, which are not classified as TDRs. These loan modification programs are primarily concentrated in our non-U.S. residential mortgage and non-U.S. installment and revolving portfolios. We sold our U.S. residential mortgage business in 2007 and, as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the year ended December 31, 2014, we provided short-term modifications of $45 million of consumer loans for borrowers experiencing financial difficulties, substantially all in our non-U.S. residential mortgage, credit card and personal loan portfolios. For these modified loans, we provided insignificant interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification.

SUPPLEMENTAL CREDIT QUALITY INFORMATION

COMMERCIAL

Substantially all of our Commercial financing receivables portfolio is secured lending and we assess the overall quality of the portfolio based on the potential risk of loss measure. The metric incorporates both the borrower's credit quality along with any related collateral protection.

Our internal risk ratings process is an important source of information in determining our allowance for losses and represents a comprehensive approach to evaluate risk in our financing receivables portfolios. In deriving our internal risk ratings, we stratify our Commercial portfolios into 21 categories of default risk and/or six categories of loss given default to group into three categories: A, B and C. Our process starts by developing an internal risk rating for our borrowers, which is based upon our proprietary models using data derived from borrower financial statements, agency ratings, payment history information, equity prices and other commercial borrower characteristics. We then evaluate the potential risk of loss for the specific lending transaction in the event of borrower default, which takes into account such factors as applicable collateral value, historical loss and recovery rates for similar transactions, and our collection capabilities. Our internal risk ratings process and the models we use are subject to regular monitoring and internal controls. The frequency of rating updates is set by our credit risk policy, which requires annual Risk Committee approval.

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
 GECC 2014 FORM 10-K  124

PART II

COMMERCIAL FINANCING RECEIVABLES BY RISK CATEGORY

	Secured
December 31 (In millions)	A	B	C	Total

2014

CLL
Americas	$63,754	$1,549	$1,443	$66,746
International	41,476	474	891	42,841
Total CLL	105,230	2,023	2,334	109,587
Energy Financial Services	2,479	60	16	2,555
GECAS	7,908	237	118	8,263
Other	130	-	-	130
Total	$115,747	$2,320	$2,468	$120,535

2013

CLL
Americas	$65,545	$1,587	$1,554	$68,686
International	44,930	619	1,237	46,786
Total CLL	110,475	2,206	2,791	115,472
Energy Financial Services	2,969	9	-	2,978
GECAS	9,175	50	152	9,377
Other	318	-	-	318
Total	$122,937	$2,265	$2,943	$128,145

For our secured financing receivables portfolio, our collateral position and ability to work out problem accounts mitigate our losses. Our asset managers have deep industry expertise that enables us to identify the optimum approach to default situations. We price risk premiums for weaker credits at origination, closely monitor changes in creditworthiness through our risk ratings and watch list process, and are engaged early with deteriorating credits to minimize economic loss. Secured financing receivables within risk Category C are predominantly in our CLL businesses and are primarily composed of senior term lending facilities and factoring programs secured by various asset types including inventory, accounts receivable, cash, equipment and related business facilities as well as franchise finance activities secured by underlying equipment.

Loans within Category C are reviewed and monitored regularly, and classified as impaired when it is probable that they will not pay in accordance with contractual terms. Our internal risk rating process identifies credits warranting closer monitoring; and as such, these loans are not necessarily classified as nonaccrual or impaired.

Our unsecured Commercial financing receivables portfolio is primarily attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in CLL International. At December 31, 2014 and 2013, these financing receivables included $332 million and $313 million rated A, $408 million and $580 million rated B, and $201 million and $231 million rated C, respectively.

REAL ESTATE

Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios (the ratio of the outstanding debt on a property to the re-indexed value of that property) provide the best indicators of the credit quality of the portfolio.

	Loan-to-value ratio
	2014			2013
	Less than	80% to	Greater than	Less than	80% to	Greater than
December 31 (In millions)	80%	95%	95%	80%	95%	95%

Debt	$16,915	$1,175	$958	$15,576	$1,300	$2,111

 GECC 2014 FORM 10-K  125

PART II

The credit quality of the owner occupied/credit tenant portfolio is primarily influenced by the strength of the borrower's general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio. As of December 31, 2014, the balances of our owner occupied/credit tenant portfolio with an internal risk rating of A, B and C approximated $589 million, $70 million and $90 million, respectively, as compared to the December 31, 2013, balances of $571 million, $179 million and $162 million, respectively.

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

CONSUMER

At December 31, 2014, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 64 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 67% relate to credit card loans that are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 33% are sales finance receivables that provide financing to customers in areas such as electronics, recreation, medical and home improvement.

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

	Loan-to-value ratio
	2014			2013
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
December 31 (In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$13,964	$4,187	$6,742	$17,224	$5,130	$8,147

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 70% and 55%, respectively. Re-indexed loan-to-value ratios may not reflect actual realizable values of future repossessions. We have third-party mortgage insurance for about 21% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at December 31, 2014. Such loans were primarily originated in France and the U.K.
 GECC 2014 FORM 10-K  126

PART II

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

	Refreshed FICO score
	2014			2013
	661 or	601 to	600 or	661 or	601 to	600 or
December 31 (In millions)	higher	660	less	higher	660	less

U.S. installment and
revolving credit	$43,466	$11,865	$4,532	$40,079	$11,142	$4,633

For our non-U.S. installment and revolving credit, our internal credit scores imply a probability of default that we consistently translate into three approximate credit bureau equivalent credit score categories, including (a) 671 or higher, which are considered the strongest credits; (b) 626 to 670, which are considered moderate credit risk; and (c) 625 or less, which are considered weaker credits.

	Internal ratings translated to approximate credit bureau equivalent score
	2014			2013
	671 or	626 to	625 or	671 or	626 to	625 or
December 31 (In millions)	higher	670	less	higher	670	less

Non-U.S. installment and
revolving credit	$6,599	$2,045	$1,756	$9,705	$3,228	$2,798

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

At December 31, 2014, Consumer – Other financing receivables of $5,006 million, $276 million and $382 million were rated A, B and C, respectively. At December 31, 2013, Consumer – Other financing receivables of $6,137 million, $315 million and $501 million were rated A, B and C, respectively.
 GECC 2014 FORM 10-K  127

PART II

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

Effects of transactions between related companies are made on an arms-length basis and are eliminated. As a wholly-owned subsidiary, GECC enters into various operating and financing arrangements with GE. These arrangements are made on an arms-length basis but are related party transactions and therefore require the following disclosures. At December 31, 2014 and 2013, financing receivables included $9,850 million and $8,582 million, respectively, of receivables from GE customers. At December 31, 2014 and 2013, other receivables included $7,200 million and $7,076 million, respectively, of receivables from GE. Property, plant and equipment included $1,285 million and $1,011 million, respectively, of property, plant and equipment leased to GE, net of accumulated depreciation. Borrowings included $1,222 million and $1,220 million, respectively, of amounts held by GE.

On February 22, 2012, our parent, General Electric Capital Services, Inc. (GE Capital Services or GECS) was merged with and into GECC. GECC's continuing operations now include the run-off insurance operations previously held and managed in GECS, and which are reported in corporate items and eliminations. Unless otherwise indicated, references to GECC and the GE Capital segment in this Form 10-K Report relate to the entity or segment as they exist subsequent to the February 22, 2012 merger.

A description of our operating segments as of December 31, 2014, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CLL has particular mid-market expertise, and primarily offers secured commercial loans, equipment financing and other financial services to companies across a wide range of industries including construction, retail, manufacturing, transportation, media, communications, technology and healthcare. Equipment financing activities include industrial, medical, fleet vehicles, construction, office imaging and many other equipment types.

Consumer offers a full range of financial products including private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposit and other savings products; and small and medium enterprise lending on a global basis.

Real Estate offers a range of capital and investment solutions, including fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, warehouses and industrial properties.

Energy Financial Services invests in long-lived, capital-intensive energy projects and companies by providing structured equity, debt, leasing, partnership financing, project finance, and broad-based commercial finance.

GECAS, our commercial aircraft financing and leasing business, offers a wide range of aircraft types and financing options, including operating leases and secured debt financing, and also provides productivity solutions including spare engine leasing, airport and airline consulting services, and spare parts financing and management.
 GECC 2014 FORM 10-K  128

PART II

REVENUES

	Total revenues			Intersegment revenues(a)			External revenues
(In millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012

CLL	$14,630	$14,316	$16,458	$18	$31	$47	$14,612	$14,285	$16,411
Consumer	15,023	15,741	15,303	-	15	3	15,023	15,726	15,300
Real Estate	2,969	3,915	3,654	5	20	22	2,964	3,895	3,632
Energy Financial
Services	1,697	1,526	1,508	-	-	-	1,697	1,526	1,508
GECAS	5,242	5,346	5,294	-	-	-	5,242	5,346	5,294
GECC corporate
items and eliminations	3,164	3,223	3,147	(23)	(66)	(72)	3,187	3,289	3,219
Total	$42,725	$44,067	$45,364	$-	$-	$-	$42,725	$44,067	$45,364

(a)	Sales from one component to another generally are priced at equivalent commercial selling prices.

Revenues from customers located in the United States were $26,160 million, $25,633 million and $26,403 million in 2014, 2013 and 2012, respectively. Revenues from customers located outside the United States were $16,565 million, $18,434 million and $18,961 million in 2014, 2013 and 2012, respectively.

	Depreciation and amortization			Provision (benefit) for income taxes
(In millions)	2014	2013	2012	2014	2013	2012

CLL	$4,052	$4,225	$4,262	$701	$143	$742
Consumer	251	242	228	736	(7)	1,141
Real Estate	371	452	639	(224)	(472)	(562)
Energy Financial Services	142	66	64	(193)	(141)	(186)
GECAS	2,352	2,655	2,065	(78)	(106)	5
GECC corporate items
and eliminations	94	98	90	(804)	(409)	(619)
Total	$7,262	$7,738	$7,348	$138	$(992)	$521

	Interest on loans(a)			Interest expense(b)
(In millions)	2014	2013	2012	2014	2013	2012

CLL	$4,065	$4,510	$5,121	$3,308	$3,558	$4,515
Consumer	11,849	11,855	11,631	2,611	2,669	3,294
Real Estate	938	1,036	1,494	1,079	1,278	1,883
Energy Financial Services	79	125	136	564	577	675
GECAS	305	344	398	1,381	1,406	1,520
GECC corporate items
and eliminations	88	81	63	(546)	(221)	(291)
Total	$17,324	$17,951	$18,843	$8,397	$9,267	$11,596

(a)	Represents one component of Revenues from services, see Note 12.
(b)	Represents total interest expense, see Statement of Earnings.
 GECC 2014 FORM 10-K  129

PART II

	Assets(a)(b)(c)			Property, plant and equipment additions
	At December 31,			For the years ended December 31,
(In millions)	2014	2013	2012	2014	2013	2012

CLL	$172,380	$174,357	$181,375	$6,510	$6,673	$6,830
Consumer	135,987	132,236	138,002	116	62	76
Real Estate	34,371	38,744	46,247	-	-	3
Energy Financial Services	15,467	16,203	19,185	-	-	-
GECAS	42,625	45,876	49,420	3,747	3,223	4,944
GECC corporate items and eliminations	99,386	109,413	105,122	37	20	26
Total	$500,216	$516,829	$539,351	$10,410	$9,978	$11,879

(a)	Assets of discontinued operations are included in GECC corporate items and eliminations for all periods presented.
(b)	Total assets of the CLL, Consumer, Energy Financial Services and GECAS operating segments at December 31, 2014, include investment in and advances to associated companies of $5,018 million, $4,440 million, $6,911 million and $378 million, respectively. Investments in and advances to associated companies contributed approximately of $295 million, $223 million, $402 million and $262 million, respectively, to segment pre-tax income of the CLL, Consumer, Energy Financial Services and GECAS operating segments, for the year ended December 31, 2014.

(c)	Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at December 31, 2014, and 2013 of $78,632 million and $84,305 million, respectively. Assets were primarily financing receivables of $46,481 million and $46,655 million at December 31, 2014, and 2013, respectively. Total liabilities at December 31, 2014, and 2013 were $57,273 million and $59,559 million, respectively, comprised primarily of bank deposits $1,853 million and $5,876 million at December 31, 2014, and 2013, respectively, and debt of $39,147 million and $39,034 million at December 31, 2014, and 2013, respectively. Revenues for 2014, 2013 and 2012, totaled $37,883 million, $16,193 million and $17,592 million, respectively, and net earnings for 2014, 2013 and 2012 totaled $(1,364) million, $2,444 million and $2,861 million, respectively.

Property, plant and equipment – net associated with operations based in the United States were $12,006 million, $11,655 million and $11,207 million at December 31, 2014, 2013 and 2012, respectively. Property, plant and equipment – net associated with operations based outside the United States were $37,564 million, $39,952 million and $41,760 million at December 31, 2014, 2013 and 2012, respectively.

NOTE 21. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013

Total revenues	$10,515	$11,468	$10,247	$10,916	$10,451	$10,606	$11,512	$11,077
Earnings (loss) from continuing
operations before
income taxes	2,142	2,033	1,658	1,954	1,594	1,916	2,247	1,416
Benefit (provision) for income
taxes	(198)	(84)	216	(13)	(47)	(3)	(109)	1,092
Earnings from continuing
operations	1,944	1,949	1,874	1,941	1,547	1,913	2,138	2,508
Earnings (loss) from discontinued
operations, net of taxes	12	(120)	(36)	(123)	57	(91)	(140)	(1,720)
Net earnings (loss)	1,956	1,829	1,838	1,818	1,604	1,822	1,998	788
Less net earnings (loss)
attributable to noncontrolling
interests	11	11	10	17	55	10	86	15
Net earnings (loss) attributable
to GECC	$1,945	$1,818	$1,828	$1,801	$1,549	$1,812	$1,912	$773

 GECC 2014 FORM 10-K  130

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2014, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management's annual report on internal control over financial reporting and the report of our independent registered public accounting firm appear in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

ITEM 9B. OTHER INFORMATION

Under an agreement between GE and GECC, GE will make payments to GECC, constituting additions to pre-tax income under the agreement (which increases equity), to the extent necessary to cause the ratio of earnings to fixed charges of GECC and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10:1 for the period, as a single aggregation, of each GECC fiscal year commencing with fiscal year 1991.  On February 24, 2015, GE and GECC amended this agreement, effective beginning in 2015, to exclude non-cash charges attributable to goodwill and intangibles (which are excluded from regulatory capital calculations) for purposes of calculating GECC's ratio of earnings to fixed charges.  The amended agreement is filed as Exhibit 10 hereto and is hereby incorporated by reference.

 GECC 2014 FORM 10-K  131

PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for professional services by KPMG LLP, in 2014 and 2013 were:

(In millions)	2014	2013

Type of fees
Audit fees	$25.7	$30.1
Audit-related fees	7.2	5.7
Tax fees	1.0	1.3
Total	$33.9	$37.1

In the above table, in accordance with the Securities and Exchange Commission's definitions and rules, "Audit fees" are fees we paid KPMG for professional services for the audit of our annual financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs; for the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects; and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. "Audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements and internal control over financial reporting, including services in connection with assisting the company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations. "Audit-related fees" also include merger and acquisition due diligence and audit services and employee benefit plan audits. "Tax fees" are fees for tax compliance, tax advice and tax planning.
 GECC 2014 FORM 10-K  132

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

Included in Part II of this report:

Management's Annual Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
 Statement of Earnings for  the years ended December 31, 2014, 2013, 2012
Statement of Comprehensive Income for the years ended  December 31, 2014 , 2013, 2012
Statement of Changes in Shareowners' Equity for the years ended December 31, 2014, 2013, 2012
Statement of Financial Position at December 31, 2014 and 2013
Statement of Cash Flows for the years ended December 31, 2014, 2013, 2012
 Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2014 (pages 23 through 112 and 120 through 224), Exhibit 12(a) (Computation of Ratio of Earnings to Fixed Charges) and Exhibit 12(b) (Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends) of General Electric Company.

(a)2.	Financial Statement Schedules

	Schedule I	Condensed financial information of registrant.

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

2(a)
Agreement and Plan of Merger dated June 25, 2001, between GECC and GECS Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of GECC's Current Report on Form 8-K dated as of July 3, 2001 (Commission file number 001-06461)).

 GECC 2014 FORM 10-K  133

PART IV

3(i)
A complete copy of the Certificate of Incorporation of GECC consisting of the Restated Certificate of Incorporation of GECC as filed with the Office of the Secretary of State, State of Delaware on April 1, 2008, as amended by the Certificates of Designations of GECC with respect to the Series A, Series B and Series C Preferred Stock as filed with the Office of the Secretary of State, State of Delaware on June 8, 2012, July 25, 2012, and May 30, 2013, respectively (Incorporated by reference to Exhibit 3(i) to GECC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (Commission file number 001-06461)).

3(ii)
A complete copy of the Amended and Restated By-Laws of GECC as last amended on February 21, 2008, and currently in effect (Incorporated by reference to Exhibit 3(ii) of GECC's Form 10-Q Report for the quarterly period ended March 31, 2008 (Commission file number 001-06461)).

4(a)
Form of Certificate representing the Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 of GECC's Current Report on Form 8-K dated as of June 12, 2012 (Commission file number 001-06461)).

4(b)
Form of Certificate representing the Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 of GECC's Current Report on Form 8-K dated as of July 27, 2012 (Commission file number 001-06461)).

4(c)
Form of Certificate representing the Series C Preferred Stock (Incorporated by reference to Exhibit 4.1 of GECC's Current Report on Form 8-K dated as of June 3, 2013 (Commission filed number 001-06461)).

4(d)
Amended and Restated General Electric Capital Corporation (GECC) Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC's Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(e)
Third Amended and Restated Indenture dated as of February 27, 1997, between GECC and The Bank of New York Mellon, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC's Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(f)
First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479 (Commission file number 001-06461)).

4(g)
Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(f) to GECC's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-40880 (Commission file number 001-06461)).

4(h)
Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to GECC's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-100527 (Commission file number 001-06461)).

4(i)
Fourth Supplemental Indenture dated as of August 24, 2007, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(g) to GECC's Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(j)
Thirteenth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd., GE Capital European Funding, GE Capital U.K. Funding and The Bank of New York Mellon and The Bank of New York Mellon (Luxembourg) S.A., as fiscal and paying agents, dated as of April 5, 2014.*

 GECC 2014 FORM 10-K  134

PART IV

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

10	Amended and Restated Income Maintenance Agreement, dated February 24, 2015, between General Electric Company and General Electric Capital Corporation.*

12(a)	Computation of Ratio of Earnings to Fixed Charges.*

12(b)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Power of Attorney.*

31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32	Certification Pursuant to 18 U.S.C. Section 1350.*

99(a)
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2014, (pages 26 through 192) and Exhibit 12(a) (Ratio of Earnings to Fixed Charges) and 12(b) (Ratio of Earnings to Fixed Charges and Preferred Stock Dividends) of General Electric Company.

101
The following materials from General Electric Capital Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings for the years ended December 31, 2014, 2013 and 2012, (ii) Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Statement of Changes in Shareowners' Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Statement of Financial Position at December 31, 2014 and 2013, (v) Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.*

*Filed electronically herewith.

 GECC 2014 FORM 10-K  135

PART IV

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL ELECTRIC CAPITAL CORPORATION

CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

For the years ended December 31 (In millions)	2014	2013	2012

Revenues	$15,467	$6,211	$5,736

Expenses
Interest	2,100	2,501	3,383
Operating and administrative	5,138	5,270	5,878
Provision for losses on financing receivables	274	216	40
Depreciation and amortization	158	150	242
Total expenses	7,670	8,137	9,543

Earnings (loss) before income taxes and equity in earnings of affiliates	7,797	(1,926)	(3,807)
Income tax benefit	2,416	3,828	1,723
Equity in earnings of affiliates	(2,979)	4,302	8,299

Net earnings	7,234	6,204	6,215
Preferred stock dividends declared	(322)	(298)	(123)
Net earnings attributable to GECC common shareowner	6,912	5,906	6,092

Net earnings	7,234	6,204	6,215
Dividends and other	(3,322)	(6,283)	(6,549)
Retained earnings at January 1	51,165	51,244	51,578

Retained earnings at December 31	$55,077	$51,165	$51,244

See accompanying notes.
 GECC 2014 FORM 10-K  136

PART IV

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT – (CONTINUED)
GENERAL ELECTRIC CAPITAL CORPORATION

CONDENSED STATEMENT OF FINANCIAL POSITION

At December 31 (In millions, except share amounts)	2014	2013

Assets
Cash and equivalents	$12,300	$17,878
Investment securities	8,439	7,633
Financing receivables - net	33,750	36,673
Investment in and advances to affiliates	197,650	207,458
Property, plant and equipment - net	757	834
Other assets(a)	14,829	12,418
Total assets	$267,725	$282,894

Liabilities and equity
Borrowings	$172,074	$191,938
Other liabilities	8,152	8,262
Total liabilities	180,226	200,200

Preferred stock, $0.01 par value (750,000 shares authorized at
December 31, 2014 and 2013 and 50,000 shares issued	-	-
and outstanding at December 31, 2014 and 2013, respectively)
Common stock, $14 par value (4,166,000 shares authorized at
December 31, 2014 and 2013 and 1,000 shares issued and	-	-
outstanding at December 31, 2014 and 2013)
Accumulated other comprehensive income (loss) attributable to GECC(b)
Investment securities	1,010	309
Currency translation adjustments	(838)	(687)
Cash flow hedges	(172)	(293)
Benefit plans	(577)	(363)
Additional paid-in capital	32,999	32,563
Retained earnings	55,077	51,165
Total shareowners' equity	87,499	82,694
Total liabilities and equity	$267,725	$282,894

(a)	Included deferred tax assets of $2,597 million at December 31, 2014.
(b)
The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes "Accumulated other comprehensive income (loss)," and was $(577) million and $(1,034) million at December 31, 2014 and 2013, respectively.

See accompanying notes
 GECC 2014 FORM 10-K  137

PART IV

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT – (CONTINUED)
GENERAL ELECTRIC CAPITAL CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)	2014	2013	2012

Cash from (used for) operating activities	$4,588	$3,402	$(1,519)

Cash flows - investing activities
Increase in loans to customers	(34,168)	(39,396)	(63,881)
Principal collections from customers - loans	34,058	42,341	69,620
Investment in equipment for financing leases	(988)	(871)	(1,012)
Principal collections from customers - financing leases	1,085	3,110	1,883
Net change in credit card receivables	69	1	1
Additions to property, plant and equipment	(355)	(275)	(658)
Dispositions of property, plant and equipment	589	654	979
Proceeds from principal business dispositions	-	-	2,863
Decrease in investment in and advances to affiliates	2,247	24,076	40,557
All other investing activities	9,633	(4,384)	5,818
Cash from (used for) investing activities	12,170	25,256	56,170

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(6,113)	(8,329)	(1,722)
Newly issued debt
Long-term (longer than one year)	8,244	20,689	25,760
Repayments and other debt reductions:
Short-term (91-365 days)	(21,062)	(32,871)	(67,725)
Long-term (longer than one year)	-	(1,785)	(4,802)
Non-recourse, leveraged leases	(84)	(83)	(163)
Proceeds from issuance of preferred stock	-	990	3,960
Dividends paid to shareowners	(3,322)	(6,283)	(6,549)
All other financing	1	-	-
Cash from (used for) financing activities	(22,336)	(27,672)	(51,241)

Increase (decrease) in cash and equivalents during the year	(5,578)	986	3,410
Cash and equivalents at beginning of year	17,878	16,892	13,482
Cash and equivalents at end of year	$12,300	$17,878	$16,892

See accompanying notes
 GECC 2014 FORM 10-K  138

PART IV

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT – (CONCLUDED)
GENERAL ELECTRIC CAPITAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Financial Statement Presentation

We have reclassified certain prior-year amounts to conform to the current year's presentation.

Borrowings

Borrowings at December 31, 2014 and 2013 included short-term borrowings of $52,218 and $54,409, respectively, and long-term borrowings of $119,856 and $137,529, respectively.  Total long-term borrowings at December 31, 2014 and 2013, are shown below.

	2014
December 31 (Dollars in millions)	Average rate(a)	Maturities	2014	2013

Senior unsecured notes	3.02	2016-2055	$106,058	$119,231
Subordinated notes(b)	3.36	2021-2037	4,804	4,804
Subordinated debentures(c)	5.88	2066-2067	7,085	7,462
Other			1,909	6,032
			$119,856	$137,529

(a)	Based on year-end balances and year-end local currency interest rates, including the effects from hedging.
(b)	Included $300 million of subordinated notes guaranteed by GE at December 31, 2014 and 2013.
(c)	Subordinated debentures receive rating agency equity credit.

At December 31, 2014, maturities of long-term borrowings during the next five years, including the current portion of long-term debt, are $24,721 million in 2015, $20,652 million in 2016, $17,175 million in 2017, $11,090 million in 2018 and $6,234 million in 2019.

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. We mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives.

Interest expense on the Condensed Statement of Current and Retained Earnings is presented net of interest income on loans and advances to majority owned affiliates of $3,488 million, $3,916 million and $5,647 million and interest expense on loans and advances from majority owned affiliates of $964 million, $1,348 million and $2,817 million for 2014, 2013 and 2012, respectively.

Income Taxes

General Electric Company files a consolidated U.S. federal income tax return that includes General Electric Capital Corporation. Income tax benefit (expense) includes our effect on the consolidated return.

Shareowners' Equity

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
 GECC 2014 FORM 10-K  139

PART IV

During 2014 and 2013, we paid preferred stock dividends of $322 million and $298 million, respectively. During 2014 and 2013, we paid quarterly dividends of $2,000 million and $1,930 million and special dividends of $1,000 million and $4,055 million to GE, respectively.
 GECC 2014 FORM 10-K  140

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2014, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Norwalk and State of Connecticut on the 27th day of February 2015.
General Electric Capital Corporation

By: /s/ Keith S. Sherin
Keith S. Sherin
Chief Executive Officer
 GECC 2014 FORM 10-K  141

PART IV

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Keith S. Sherin	Chief Executive Officer	February 27, 2015
	Keith S. Sherin	(Principal Executive Officer)

	/s/ Robert C. Green	Chief Financial Officer	February 27, 2015
	Robert C. Green	(Principal Financial Officer)

	/s/ Walter Ielusic	Senior Vice President and Controller	February 27, 2015
	Walter Ielusic	(Principal Accounting Officer)

	JEFFREY S. BORNSTEIN*	Director
	BRACKETT B. DENNISTON III*	Director
	THOMAS C. GENTILE*	Director
	ROBERT C. GREEN*	Director
	JEFFREY R. IMMELT*	Director
	KEITH S. SHERIN*	Director
	RYAN A. ZANIN*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Walter Ielusic		February 27, 2015
Walter Ielusic Attorney-in-fact

 GECC 2014 FORM 10-K  142