Form 10-Q
period 2015-06-30
GENERAL ELECTRIC CAPITAL CORP
filed 2015-07-30
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☑
At July 1, 2015, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION h(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

[PAGE INTENTIONALLY LEFT BLANK]

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

•	our ability to complete incremental asset sales as part of that plan in a timely manner (or at all) and at the prices we have assumed;
•
changes in law, economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices and the value of financial assets, including the impact of these conditions on our ability to sell or the value of incremental assets to be sold as part of GE's announced plan to reduce the size of its financial services businesses as well as other aspects of that plan;

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

•	our success in completing, including obtaining regulatory approvals for, announced transactions, such as GE's announced plan to reduce the size of its financial services business;
•	our success in integrating acquired businesses and operating joint ventures;
•	the impact of potential information technology or data security breaches; and
•	the other factors that are described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.  We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts.  Actual results could differ materially.
2015 2Q FORM 10-Q 4

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

NON-GAAP FINANCIAL MEASURES

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
2015 2Q FORM 10-Q 5

CONSOLIDATED RESULTS

THE GE CAPITAL EXIT PLAN

On April 10, 2015, GE announced its plan (the GE Capital Exit Plan) to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months, and to focus on continued investment and growth in GE's industrial businesses. Under the GE Capital Exit Plan, which was approved on April 2, 2015 and aspects of which were approved on March 31, 2015, GE will retain certain GECC businesses, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services and Healthcare Equipment Finance—that directly relate to GE's core industrial domain and other operations, including Working Capital Solutions and our run-off insurance activities (together referred to as GE Capital Verticals or Verticals). The assets planned for disposition include Real Estate, most of Commercial Lending and Leasing (CLL) and all Consumer platforms (including all U.S. banking assets). GE expects to execute this strategy using an efficient approach for exiting non-vertical assets that works for GE's and GECC's debt holders and GE's shareowners. An element of this approach involves a merger of GECC into GE to assure compliance with debt covenants as GECC exits non-vertical assets, and the creation of a new intermediate holding company to hold GECC's businesses after the merger. GE has discussed the GE Capital Exit Plan, aspects of which are subject to regulatory review and approval, with its regulators and staff of the Financial Stability Oversight Council (FSOC) and will work closely with these bodies to take the actions necessary over time to terminate the FSOC's designation of GECC (and the new intermediate holding company, as applicable) as a nonbank systemically important financial institution (nonbank SIFI).

It is expected that as a result of the GE Capital Exit Plan, the GE Capital businesses that will remain with GE will account for about $90 billion in ending net investment (ENI), excluding liquidity, including about $40 billion in the U.S.  ENI is a metric used to measure the total capital invested in the financial services businesses. GE Capital's ENI, excluding liquidity* at June 30, 2015 was $179 billion.

SALES AGREEMENTS

During the first half of 2015, GE signed agreements to sell approximately $68 billion of ENI, excluding liquidity (as originally reported at December 31, 2014) of which $32 billion and $23 billion related to the Real Estate and CLL businesses, respectively. Of these signed agreements, approximately $20 billion of Real Estate transactions have closed, including the majority of GECC's Real Estate debt and equity portfolio sold to funds managed by The Blackstone Group (which, in turn, sold a portion of this portfolio to Wells Fargo & Company). In connection with The Blackstone Group transactions, GECC will provide approximately $3.5 billion of seller financing to The Blackstone Group, which GECC intends to syndicate by 2016. The signed CLL transactions include approximately $11.2 billion related to its U.S. Sponsor Finance business with Canada Pension Plan Investment Board, approximately $8.8 billion related to its Global Fleet Services business with Element Financial Corporation and Arval and approximately $2.5 billion related to its European Sponsor Finance business with Sumitomo Mitsui Banking Corporation.

AFTER-TAX CHARGES RELATED TO THE GE CAPITAL EXIT PLAN

In connection with the GE Capital Exit Plan announced on April 10, 2015, GE estimated that it would incur approximately $23 billion in after-tax charges through 2016, approximately $6 billion of which are expected to result in future net cash expenditures. These charges relate to: business dispositions, including goodwill allocations (approximately $13 billion), tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets (approximately $7 billion), and restructuring and other charges (approximately $3 billion).

In the first and second quarters of 2015, GE recorded $16.1 billion and $4.6 billion, respectively, of after-tax charges related to the GE Capital Exit Plan. As a result of certain businesses meeting discontinued operations criteria, $6.7 billion of first quarter after-tax charges and $4.4 billion of second quarter after-tax charges (including $4.3 billion related to CLL) were reported in discontinued operations.

*Non-GAAP Financial Measure
2015 2Q FORM 10-Q 6

GUARANTEE

As part of the GE Capital Exit Plan, on April 10, GE and GECC entered into an amendment to their existing financial support agreement.  Under this amendment (the Amendment), GE has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment.  In the aggregate, the Guarantee applied to approximately $207 billion of GECC debt as of June 30, 2015. The Guarantee replaced the requirement that GE make certain income maintenance payments to GECC in certain circumstances. GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by GE set forth in the Guarantee.

REVENUES AND EARNINGS

Revenues decreased 1% in the three months ended June 30, 2015 as a result of the effects of dispositions, the effects of currency exchange and organic revenue declines, partially offset by higher gains and the effects of acquisitions.

Revenues decreased 13% in the six months ended June 30, 2015 primarily due to the effects of the GE Capital Exit Plan.

Earnings decreased 78% in the three months ended June 30, 2015 primarily due to core decreases, including charges associated with the GE Capital Exit Plan, partially offset by higher gains and the effects of dispositions.

Earnings decreased significantly in the six months ended June 30, 2015 primarily due to charges associated with the GE Capital Exit Plan.

SIGNIFICANT DEVELOPMENTS IN 2015

•	The GE Capital Exit Plan – see above.
•	Budapest Bank – On June 29, 2015 we closed the sale of Budapest Bank to Hungary's government.
•
Australia and New Zealand (ANZ) Consumer Lending - During the first quarter of 2015, we signed an agreement to sell our consumer finance business in Australia and New Zealand to a consortium including KKR, Varde Partners and Deutsche Bank for approximately 6.0 billion Australian dollars and 1.4 billion New Zealand dollars, respectively.

•	Milestone Aviation Group – On January 30, 2015, GECAS acquired Milestone Aviation Group, a helicopter leasing business, for approximately $1.8 billion.
•
Synchrony Financial – In connection with Synchrony Financial's planned separation from GE, Synchrony Financial, filed the related application to the Federal Reserve Board on April 30, 2015. For a further discussion of the Synchrony Financial transaction, see the Synchrony Financial annual report on Form 10-K for the year ended December 31, 2014 and the 2015 quarterly reports on Forms 10-Q.

•	Dividends – GECC paid no quarterly dividends and $0.5 billion of quarterly dividends to GE in the three and six months ended June 30, 2015, respectively.

OTHER CONSOLIDATED INFORMATION

INCOME TAXES

Income taxes have a significant effect on our net earnings. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the United States, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax rates are also affected by tax incentives introduced in the U.S. and other countries in furtherance of policies to encourage and support certain types of activity. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

GE and GECC file a consolidated U.S. federal income tax return. This enables GE to use GECC tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECC effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECC for these tax reductions at the time GE's tax payments are due.
2015 2Q FORM 10-Q 7

	Three months ended June 30		Six months ended June 30
(In billions)	2015	2014	2015	2014

(Benefit) provision for income taxes	$0.4	$(0.2)	$6.2	$(0.1)

2015 – 2014 COMMENTARY – THREE MONTHS ENDED JUNE 30

The GECC income tax rate for the second quarter of 2015 increased to 44.9% from a negative (22.7%) in the second of 2014. The 67.6 percentage point increase was attributable to additional tax expense related to the GE Capital Exit Plan which increased the rate 41.8 percentage points, and to the increase in the second quarter 2015 adjustment compared to the second quarter 2014 to bring the rate to the estimated full year tax rate, which increased the rate 30 percentage points. The additional tax expense related to the GE Capital Exit Plan included additional tax on current earnings that will be included in the expected repatriation of foreign earnings and the additional write-off of deferred tax assets based on refinement of the GE Capital Exit Plan. The 2015 adjustment to the estimated annual rate was substantially higher than the adjustment in 2014 owing to the absence of the large tax benefit recognized for the 2014 disposition of the GE Money Nordic Bank.
2015 – 2014 COMMENTARY – SIX MONTHS ENDED JUNE 30
The negative six month tax rate of 358.4% is caused by comparing the positive tax expense of $6.2 billion with the pre-tax loss of $1.7 billion resulting in a negative tax rate. As discussed in Note 7 to the consolidated financial statements, during the first six months of 2015 in conjunction with the GE Capital Exit Plan we incurred tax expense of $6.3 billion related to expected repatriation of foreign earnings and write-off of deferred tax assets. The increase in the income tax expense from a benefit of $0.1 billion for the first six months of 2014 to an expense of $6.2 billion for the first six months of 2015 is primarily due to the tax impacts, discussed in Note 7 to the consolidated financial statements, related to the GE Capital Exit Plan.

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

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue, subject to changes in our earnings profile due to the GE Capital Exit Plan and changes in U.S. or foreign law, including the expiration of the U.S. tax law provision deferring tax on active financial services income. In addition, since this benefit depends on management's intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer intend to indefinitely reinvest foreign earnings.

2015 2Q FORM 10-Q 8

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

We have reclassified certain prior-period amounts to conform to the current-period presentation.
2015 2Q FORM 10-Q 9

SUMMARY OF OPERATING SEGMENTS

	Three months ended June 30			Six months ended June 30
(In millions)	2015	2014	V%	2015	2014	V%

Revenues
CLL	$262	$251	4%	$505	$492	3%
Consumer	3,527	3,598	(2)%	5,585	7,200	(22)%
Energy Financial Services	396	307	29%	681	776	(12)%
GECAS	1,345	1,345	- %	2,627	2,690	(2)%
Total segment revenues	5,530	5,501	1%	9,398	11,158	(16)%
GECC corporate items and eliminations	688	774	(11)%	1,743	1,681	4%
Total revenues	$6,218	$6,275	(1)%	$11,141	$12,839	(13)%

Segment profit (loss)
CLL	$96	$86	12%	$175	$162	8%
Consumer	459	472	(3)%	(2,316)	1,258	U%
Energy Financial Services	109	76	43%	144	229	(37)%
GECAS	361	343	5%	668	695	(4)%
Total segment profit (loss)	1,025	977	5%	(1,329)	2,344	U
GECC corporate items and eliminations	(646)	186	U	(6,799)	65	U
Earnings (loss) from continuing operations attributable to GECC	379	1,163	(67)%	(8,128)	2,409	U
Preferred stock dividends declared	(161)	(161)	- %	(161)	(161)	- %
Earnings (loss) from continuing operations attributable to
GECC common shareowner	218	1,002	(78)%	(8,289)	2,248	U
Earnings (loss) from discontinued operations, net of taxes	(3,747)	665	U	(9,985)	1,364	U
Net earnings (loss) attributable to GECC common shareowner	$(3,529)	$1,667	U	$(18,274)	$3,612	U

(In millions)	June 30, 2015	December 31, 2014	June 30, 2014

Assets
CLL	$19,888	$21,673	$19,207
Consumer	122,323	135,987	134,629
Energy Financial Services	16,161	15,467	15,839
GECAS	46,065	42,625	43,864
GECC Corporate items and eliminations	258,883	286,818	298,512
Total assets	$463,320	$502,570	$512,051

2015 2Q FORM 10-Q 10

2015 – 2014 COMMENTARY:

COMMERCIAL LENDING AND LEASING

During the second quarter of 2015, the majority of CLL's business met held for sale criteria and was classified as discontinued operations.  See Note 2 for additional information. The discussion below relates solely to the portion of CLL's business classified as continuing operations, which include Healthcare Equipment Finance and Working Capital Solutions.

CLL 2015 revenues increased 4% and net earnings increased 12% in the three months ended June 30, 2015. Revenues increased primarily as a result of organic revenue growth. Net earnings increased reflecting core increases.

CLL 2015 revenues increased 3% and net earnings increased 8% in the six months ended June 30, 2015. Revenues increased primarily as a result of organic revenue growth. Net earnings increased reflecting core increases.

CONSUMER

Consumer 2015 revenues decreased 2% and net earnings decreased 3% in the three months ended June 30, 2015. Revenues decreased as a result of the effects of dispositions ($0.2 billion) and the effects of currency exchange ($0.1 billion), partially offset by organic revenue growth ($0.2 billion) and higher gains ($0.1 billion). Net earnings decreased as a result of core decreases ($0.1 billion), partially offset by the effects of dispositions ($0.1 billion).

Consumer 2015 revenues decreased 22% and net earnings decreased unfavorably in the six months ended June 30, 2015. Revenues decreased as a result of higher impairments ($1.4 billion), the effects of dispositions ($0.3 billion) and the effects of currency exchange ($0.2 billion), partially offset by organic revenue growth ($0.2 billion) and higher gains ($0.1 billion). Net earnings decreased as a result of higher provisions for losses on financing receivables ($2.1 billion), higher impairments ($1.2 billion) and core decreases ($0.4 billion). These decreases are primarily related to the reclassification of assets within Consumer to financing receivables held-for-sale recorded at the lower of cost or fair value, less cost to sell, and asset impairments related to equity method investments in connection with the GE Capital Exit Plan.

ENERGY FINANCIAL SERVICES

Energy Financial Services 2015 revenues increased 29% and net earnings increased 43% in the three months ended June 30, 2015. Revenues increased as a result of higher gains ($0.2 billion), partially offset by organic revenue declines ($0.1 billion). Net earnings increased as a result of higher gains ($0.1 billion), partially offset by core decreases ($0.1 billion).

Energy Financial Services 2015 revenues decreased 12% and net earnings decreased 37% in the six months ended June 30, 2015. Revenues decreased as a result of organic revenue declines ($0.2 billion), partially offset by lower impairments ($0.1 billion). Net earnings decreased as a result of core decreases ($0.2 billion), partially offset by lower impairments ($0.1 billion).

GECAS

GECAS 2015 revenues were flat and net earnings increased 5% in the three months ended June 30, 2015. Revenues reflected organic revenue declines ($0.1 billion), offset by the effects of acquisitions ($0.1 billion) and higher gains. Net earnings increased as a result of lower impairments, the effects of acquisitions and higher gains, partially offset by core decreases ($0.1 billion).

GECAS 2015 revenues decreased 2% and net earnings decreased 4% in the six months ended June 30, 2015. Revenues decreased as a result of organic revenue declines ($0.2 billion), partially offset by the effects of acquisitions ($0.1 billion) and higher gains. Net earnings decreased as a result of core decreases ($0.2 billion), partially offset by lower impairments ($0.1 billion) and the effects of acquisitions.
2015 2Q FORM 10-Q 11

GECC CORPORATE ITEMS AND ELIMINATIONS

Corporate items and eliminations included $0.1 billion and an insignificant amount of Treasury operation expenses in the three months ended June 30, 2015 and 2014, respectively, and an insignificant amount of Treasury operation expense and an insignificant amount of Treasury operation income in the six months ended June 30, 2015 and 2014, respectively, reflecting derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

Corporate items and eliminations included $6.2 billion of net unallocated tax expenses in the six months ended June 30, 2015, primarily related to tax expenses on expected repatriation of foreign earnings and write-off of deferred tax assets related to the GE Capital Exit Plan.

Corporate items and eliminations included $0.2 billion and $0.1 billion of corporate headquarters expenses in the three months ended June 30, 2015 and 2014, respectively, and $0.3 billion and $0.2 billion in the six months ended June 30, 2015 and 2014, respectively, encompassing executive staff and functional support to our businesses.

Certain amounts included in corporate items and eliminations are not allocated to the four operating businesses because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included an insignificant amount and $0.1 billion in the three months ended June 30, 2015 and 2014, respectively, and $0.1 billion in both the six months ended June 30, 2015 and 2014, respectively, primarily related to restructuring, rationalization and other charges.

DISCONTINUED OPERATIONS

Discontinued operations primarily included most of our CLL business, our Real Estate business and our U.S. mortgage business (WMC).

Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Earnings (loss) from discontinued operations, net of taxes	$(3,747)	$665	$(9,985)	$1,364

2015 – 2014 COMMENTARY: THREE MONTHS ENDED JUNE 30

The second quarter 2015 loss from discontinued operations, net of taxes, primarily reflected the following:
•	$3.7 billion after-tax loss at our CLL business (including a $4.3 billion loss on the planned disposal).

The second quarter 2014 earnings from discontinued operations, net of taxes, primarily reflected the following:
•	$0.4 billion of earnings from operations at our CLL business and
•	$0.3 billion of earnings from operations at our Real Estate business.

2015 – 2014 COMMENTARY: SIX MONTHS ENDED JUNE 30

The 2015 loss from discontinued operations, net of taxes, primarily reflected the following:
•	$7.7 billion after-tax loss at our CLL business (including a $7.2 billion loss on the planned disposal) and
•	$2.3 billion after-tax loss at our Real Estate business (including a $2.4 billion loss on the planned disposal).

The 2014 earnings from discontinued operations, net of taxes, primarily reflected the following:
•	$0.9 billion of earnings from operations at our CLL business and
•	$0.5 billion of earnings from operations at our Real Estate business.

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements.
2015 2Q FORM 10-Q 12

STATEMENT OF FINANCIAL POSITION

MAJOR CHANGES IN OUR FINANCIAL POSITION FOR THE SIX MONTHS ENDED JUNE 30, 2015:

•	Financing receivables-net decreased $41.4 billion. See the following Financing Receivables section for additional information.
•	Financing receivables held for sale increased $27.2 billion. See the following Financing Receivables Held for Sale section for additional information.
•	Assets of discontinued operations decreased $32.1 billion, primarily due to Real Estate of $19.3 billion and the CLL businesses of $12.6 billion. See Note 2 for additional information.
•
Borrowings decreased $23.2 billion, primarily due to net repayments on borrowings of $16.0 billion, along with a $6.2 billion reduction in the balances driven by the strengthening of the U.S. dollar against all major currencies.

FINANCING RECEIVABLES

Financing receivables held for investment are those that we have the intent and ability to hold for the foreseeable future and are measured at the principal amount outstanding, net of the allowance for losses, write-offs, unamortized discounts and premiums, and net deferred loan fees or costs.

At June 30, 2015, our financing receivables portfolio primarily relates to GECAS, Energy Financial Services, Healthcare Equipment Finance (that directly relate to GE's core industrial businesses), Working Capital Solutions, which purchases GE customer receivables, and Synchrony Financial, our U.S. consumer business. The portfolios in our GECAS and Energy Financial Services businesses are collateralized by commercial aircraft and operating assets in the global energy and water industries, respectively. Our Healthcare Equipment Finance portfolio is collateralized by equipment used in the healthcare industry and the Working Capital Solutions portfolio is substantially recourse to GE or insured. Both the Healthcare Equipment Finance and Working Capital Solutions portfolios are reported in the CLL segment. Substantially all of the Synchrony Financial portfolio consists of U.S. consumer credit card and sales finance receivables and are reported in the Consumer segment.

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

2015 2Q FORM 10-Q 13

FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES

	Financing receivables at			Nonaccrual receivables at				Allowance for losses at(a)
(In millions)	June 30, 2015	December 31, 2014		June 30, 2015		December 31, 2014		June 30, 2015	December 31, 2014

Commercial
CLL	$12,228	$14,418		$20		$25		$31	$21
Energy Financial Services	2,787	2,580		28		68		23	26
GECAS	7,528	8,263		318		419		35	46
Other	502	480		-		-		2	-
Total Commercial	23,045	25,741		366		512		91	93
Consumer	61,431	100,820	(b)	2	(d)	1,484	(b)	3,302	4,011	(b)
Total	$84,476	$126,561		$368	(c)	$1,996		$3,393	$4,104

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

(c)	Substantially all of our $0.4 billion of nonaccrual loans at June 30, 2015 are currently paying in accordance with the contractual terms.
(d)	We continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due.

Financing receivables, before allowance for losses, decreased $42.1 billion from December 31, 2014, primarily as a result of reclassifications to financing receivables held for sale or assets of businesses held for sale (primarily Consumer) ($33.7 billion), write-offs ($4.8 billion) and the stronger U.S. dollar ($4.0 billion), partially offset by originations exceeding collections (which includes sales) ($0.9 billion).

Nonaccrual receivables decreased $1.6 billion from December 31, 2014, primarily due to reclassifications to financing receivables held for sale (including write-offs) or assets of businesses held for sale (primarily Consumer).

Allowance for losses decreased $0.7 billion from December 31, 2014, primarily as a result of write-offs on financing receivables reclassified to financing receivables held for sale and the transfer of that portion of the allowance for losses related to financing receivables reclassified to assets of businesses held for sale (primarily Consumer). The allowance for losses as a percent of total financing receivables increased from 3.2% at December 31, 2014 to 4.0% at June 30, 2015 reflecting decreases in both the allowance for losses and the overall financing receivables balance related to the financing receivables reclassified to financing receivables held for sale and assets of businesses held for sale as part of the GE Capital Exit Plan.

2015 2Q FORM 10-Q 14

SELECTED RATIOS RELATED TO NONACCRUAL FINANCING RECEIVABLES AND THE ALLOWANCES FOR LOSSES

	Nonaccrual financing receivables				Allowance for losses			Allowance for losses
	as a percent of				as a percent of			as a percent of
	total financing receivables at				nonaccrual financing receivables at			total financing receivables at
	June 30, 2015		December 31, 2014		June 30, 2015	December 31, 2014		June 30, 2015		December 31, 2014

Commercial
CLL	0.2%		0.2%		155.0%	84.0%		0.3%		0.2%
Energy Financial Services	1.0		2.6		82.1	38.2		0.8		1.0
GECAS	4.2		5.1		11.0	11.0		0.5		0.6
Other	-		-		-	-		0.4		-
Total Commercial	1.6		2.0		24.9	18.2		0.4		0.4
Consumer	-	(a)	1.5	(b)	(c)	270.3	(b)	5.4	(d)	4.0	(b)
Total	0.4		1.6		(c)	205.6		4.0		3.2

(a)	We continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due.
(b)
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

(c)	Not meaningful.
(d)
The ratio of allowance for losses as a percent of financing receivables increased from 4.0% at December 31, 2014 to 5.4% at June 30, 2015, primarily reflecting the transfer of our non-U.S. Consumer financing receivables to financing receivables held for sale or assets of businesses held for sale.

FINANCING RECEIVABLES HELD FOR SALE

Financing receivables held for sale are recorded at the lower of cost or fair value, less cost to sell, and represent those financing receivables that management does not intend to hold for the foreseeable future. Subsequent declines in fair value are recognized in the period in which they occur. Valuations are primarily performed on a portfolio basis, except for commercial financing receivables, which may be performed on an individual financing receivable basis. Interest income on financing receivables held for sale is accrued and subject to the nonaccrual policies described above. Because financing receivables held for sale are recognized at the lower of cost or fair value, less cost to sell, the allowance for losses and write-off policies do not apply to these financing receivables.

During the first quarter of 2015, we transferred all of our non-U.S. Consumer financing receivables to financing receivables held for sale or assets of businesses held for sale as a result of the GE Capital Exit Plan and the signing of an agreement to sell our consumer finance business in Australia and New Zealand.

The transfer of financing receivables to financing receivables held for sale and assets of businesses held for sale in the six months ended June 30, 2015, totaled $28.2 billion and $5.5 billion, respectively. Prior to transferring the financing receivables to financing receivables held for sale we recognized a pre-tax provision for losses on financing receivables of $2.4 billion ($2.2 billion after-tax) to reduce the carrying value of the financing receivables to the lower of cost or fair value, less cost to sell, and wrote-off the associated balance of the allowance for losses of $2.9 billion to establish a new cost basis of the financing receivables held for sale at June 30, 2015.

For businesses held for sale, financing receivable balances of $5.5 billion and the related allowance for loan losses of $0.2 billion were reclassified to assets of businesses held for sale. The businesses held for sale were recorded at the lower of cost or fair value, less cost to sell, at June 30, 2015.

A majority of the provision for losses on financing receivables recognized upon the transfer of financing receivables to financing receivables held for sale during the six months ended June 30, 2015 relates to our Consumer non-U.S. residential mortgage portfolios in the U.K., France, Poland and Spain, which primarily comprise variable rate mortgages with a remaining weighted average maturity of more than ten years. We estimate that the effect on the provision for losses is largely attributable to credit loss exposures that are not incurred losses recognizable under GAAP but nevertheless affect fair value that would be determined by a market participant when pricing the portfolio.
2015 2Q FORM 10-Q 15

As a result of the GE Capital Exit Plan and transfer of financing receivables to financing receivables held for sale or assets of businesses held for sale, nonaccrual receivables and impaired loan balances at December 31, 2014 were reduced by $1.2 billion and $1.0 billion, respectively. Loans held for sale are not reported as impaired, as these loans are recorded at lower of cost or fair value, less cost to sell.

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

We rely on a diversified source of funding, including the unsecured term debt markets, the global commercial paper markets, deposits, secured funding, retail funding products, bank borrowings and securitizations to fund our balance sheet. We also rely on cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases as well as dispositions to fund our operating and interest expense costs. Our liquidity position is targeted to meet our obligations under both normal and stressed conditions. We establish a funding plan annually that is based on the projected asset size and cash needs of the business, which, over the past few years, has incorporated our strategy to reduce our ending net investment. In connection with the GE Capital Exit Plan, we do not intend to issue any incremental unsecured term debt in the next five years. We expect to maintain an elevated liquidity position as we generate cash from asset sales, returning to more normalized levels in 2019. While we maintain elevated liquidity levels, we may engage in liability management actions, such as buying back debt, based on market and economic conditions.

Our 2015 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($37.0 billion at December 31, 2014), principally through dispositions, asset sales and cash on hand. Long-term maturities and early redemptions were $8.1 billion in the second quarter of 2015.

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

On April 10, 2015, Moody's Investors Service (Moody's) downgraded the senior unsecured debt rating for GE to A1 from Aa3 following GE's April 10 announcement of the GE Capital Exit Plan. GE's P-1 short-term rating was affirmed. Moody's affirmed GECC's A1/P-1 ratings. The rating outlook for GE and GECC remains stable. On April 10, 2015, Standard & Poor's Rating Services (S&P) affirmed GE's AA+/A-1+ ratings and GECC's AA+/A-1+ ratings each with a stable outlook.

LIQUIDITY SOURCES

We maintain liquidity sources of $84.6 billion that consisted of cash and equivalents of $74.6 billion, high-quality, liquid investments of $3.3 billion and cash and equivalents of $6.7 billion classified as discontinued operations and businesses held for sale. Additionally, we have $45.1 billion of committed unused credit lines.

2015 2Q FORM 10-Q 16

CASH AND EQUIVALENTS

(In billions)	June 30, 2015

U.S.	$28.1
Non-U.S.	46.5	(a)
Total consolidated	$74.6	(b)

(a)	Of this amount at June 30, 2015, no cash was considered indefinitely reinvested.
(b)	At June 30, 2015, cash and cash equivalents of about $19.8 billion were in regulated banks and insurance entities and were subject to regulatory restrictions.

COMMITTED UNUSED CREDIT LINES

(In billions)	June 30, 2015

Revolving credit agreements (exceeding one year)	$24.5
Revolving credit agreements (364-day line)(a)	20.6
Total(b)	$45.1

(a)	Contain a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.
(b)
Total committed, unused credit lines were extended to us by 47 financial institutions. GECC can borrow up to $45.1 billion under all of these credit lines. GE can borrow up to $14.8 billion under certain of these credit lines.

FUNDING PLAN

GE reduced its GE Capital ENI, excluding liquidity* to $179 billion at June 30, 2015.

During the first six months of 2015, we completed issuances of $8.1 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 10 years. In February 2015, Synchrony Financial issued an additional $1.0 billion of senior unsecured debt maturing in 2020.

COMMERCIAL PAPER

(In billions)

Average commercial paper borrowings during the second quarter of 2015	$25.1
Maximum commercial paper borrowings outstanding during the second quarter of 2015	25.8

Our commercial paper maturities have historically been funded principally through new commercial paper issuances. As announced on April 10, 2015, we are targeting to reduce the outstanding commercial paper to approximately $5 billion by the end of 2015.

We securitize financial assets as an alternative source of funding. During the first six months of 2015, we completed $0.5 billion of non-recourse issuances and $2.9 billion of non-recourse borrowings matured. At June 30, 2015, consolidated non-recourse securitization borrowings were $17.0 billion.

We have nine deposit-taking banks outside of the U.S. and two deposit-taking banks in the U.S. – Synchrony Bank (formerly GE Capital Retail Bank), a Federal Savings Bank (FSB), and GE Capital Bank, an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms up to 10 years. GE Capital Bank is classified as discontinued operations.

ALTERNATIVE FUNDING

(In billions)

Total alternative funding at December 31, 2014	$86.4
Total alternative funding at June 30, 2015	78.4
Bank deposits	45.8
Non-recourse securitization borrowings	17.0
Funding secured by real estate, aircraft and other collateral	5.2
GE Interest Plus notes	2.5
Bank unsecured	7.9

*Non-GAAP Financial Measure
2015 2Q FORM 10-Q 17

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where we have the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on our liquidity profile and other factors. During the first six months of 2015, we did not call any long-term debt.

INCOME MAINTENANCE AGREEMENT AND GE GUARANTEE OF CERTAIN GECC DEBT

GE provides implicit and explicit support to GECC through commitments, capital contributions and operating support. As part of the GE Capital Exit Plan, on April 10, 2015, GE and GECC entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), GE has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment. In the aggregate, the Guarantee applied to approximately $207 billion of GECC debt as of June 30, 2015. The Guarantee replaced the requirement that GE make certain income maintenance payments to GECC in certain circumstances. GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by GE set forth in the Guarantee.

STATEMENT OF CASH FLOWS - SIX MONTHS ENDED JUNE 30, 2015

Our business uses a variety of financial resources to meet its capital needs.  Cash for our business activities is primarily provided from the issuance of term debt and commercial paper in public and private markets and deposits, as well as financing receivables collections, sales and securitizations.

CASH FLOWS

	Six months ended June 30
(In billions)	2015	2014

Cash from operating activities	$1.4	$4.3
Cash from investing activities	23.8	6.2
Cash used for financing activities	(17.6)	(12.2)

2015 – 2014 COMMENTARY:

GECC cash from operating activities decreased $3.0 billion primarily due to the following:
•	A decrease in net cash collateral activity with counterparties on derivative contracts of $2.5 billion.

GECC cash from investing activities increased $17.6 billion primarily due to the following:
•	In 2015, we closed the sale of certain of our Real Estate businesses for proceeds of $15.6 billion.
•	A net increase in financing receivables activity of $2.4 billion driven by higher net collections (which includes sales) of financing receivables.
•	The 2014 payment of our obligation to the buyer of GE Money Japan for $1.7 billion.
•	These increases were partially offset by the 2015 acquisition of Milestone Aviation Group, resulting in net cash paid of $1.7 billion.

GECC cash used for financing activities increased $5.4 billion primarily due to the following:
•	Higher net repayments of borrowings of $4.2 billion driven primarily by an increase in long-term debt maturities and a decrease in issuances of senior unsecured notes.
•	A decrease in deposits at our banks of $2.0 billion.
•
These increases were partially offset by GECC paying quarterly dividends of $0.5 billion and no special dividends to GE in the six months ended June 30, 2015. GECC paid quarterly dividends of $1.1 billion and special dividends of $0.3 billion to GE in the six months ended June 30, 2014.

2015 2Q FORM 10-Q 18

EXPOSURES

GECC SELECTED EUROPEAN EXPOSURES

At June 30, 2015, we had $32.5 billion in financing receivables to consumer and commercial customers in Europe, including $26.6 billion classified as financing receivables held for sale, and $5.9 billion classified as assets held for investment. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 89% of the portfolio is secured by collateral. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (focus countries), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at June 30, 2015.

							Rest of	Total
(In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables - net (a)(d)	$356	$77	$252	$1,411	$-	$364	$3,451	$5,911
Financing receivables held for sale	344	62	14	-	-	-	26,173	26,593
Investments(b)(c)	3	-	-	-	-	-	1,810	1,813
Cost and equity method investments(d)	-	-	430	-	-	-	292	722
Derivatives, net of collateral(b)(e)	2	-	-	3	-	-	276	281
Equipment leased to others (ELTO)(f)	346	168	507	460	271	226	7,068	9,046

Total funded exposures(g)(h)	$1,051	$307	$1,203	$1,874	$271	$590	$39,070	$44,366

Unfunded commitments(i)	$-	$-	$43	$-	$-	$-	$2,375	$2,418

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.
(b)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.
(c)
Included $0.4 billion related to financial institutions, $47.4 million related to non-financial institutions and $1.4 billion related to sovereign issuers. We held no investments issued by sovereign entities in the countries of focus.

(d)	Substantially all is non-sovereign.
(e)	Net of cash collateral; entire amount is non-sovereign.
(f)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(g)
Excluded $32.8 billion of cash and equivalents, which is composed of $22.3 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $0.2 billion is in focus countries, and $10.6 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($5.9 billion) and sovereign bonds of non-focus countries ($4.7 billion), where the value of our collateral exceeds the amount of our cash exposure.

(h)
Rest of Europe included $1.6 billion and $0.1 billion of exposure for Russia and Ukraine, respectively, substantially all ELTO and financing receivables related to commercial aircraft in our GECAS portfolio.

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
2015 2Q FORM 10-Q 19

CRITICAL ACCOUNTING ESTIMATES

We utilized significant estimates in the preparation of the second quarter financial statements.

In addition to the discussion below on estimates used to determine the fair value of businesses and assets held for sale, please refer to the Critical Accounting Estimates section within MD&A and Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements of our Form 8-K Report filed on May 8, 2015 for a discussion of our accounting policies and the critical accounting estimates we use to: assess the recoverability of assets such as financing receivables and goodwill; determine the fair value of financial assets; and determine our provision for income taxes and recoverability of deferred tax assets.

BUSINESSES AND ASSETS HELD FOR SALE

Businesses held for sale represent components that meet the accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in our financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value less cost to sell. Financing receivables that no longer qualify to be presented as held for investment must be classified as held for sale and recognized in our financial statements at the lower of cost or fair value, less cost to sell, with that amount representing a new cost basis at the date of transfer.

As previously discussed, as a result of the GE Capital Exit Plan, management has committed to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months. As a result, certain GECC businesses met the criteria to be classified as businesses held for sale and certain financing receivables were required to be recognized as held for sale at June 30, 2015.

The determination of fair value for businesses and portfolios of financing receivables involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction as of June 30, 2015.

We review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.

Further information is provided in Notes 2 and 10 to the consolidated financial statements of this Form 10-Q Report.
2015 2Q FORM 10-Q 20

OTHER ITEMS

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for VIEs and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect of the ASU on our consolidated financial statements and related disclosures. While we anticipate additional disclosures, we do not expect the ASU to have a significant impact on our consolidated financial statements.
2015 2Q FORM 10-Q 21

CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2015.

On April 10, 2015 GE announced that, as part of the GE Capital Exit Plan, its plan to dispose of a substantial portion of GE Capital's operations over the 2015-2017 timeframe. This plan will affect the operation of GE Capital's framework of internal controls over financial reporting as dispositions and other restructuring activities are executed. During the transition period, we have put in place enhanced procedures and controls to monitor and maintain our system of internal controls over financial reporting. We will continue to assess the effect of the plan on GE Capital's control environment and will make adjustments as appropriate.

2015 2Q FORM 10-Q 22

REGULATIONS AND SUPERVISION

We are a regulated savings and loan holding company and in 2011 became subject to Federal Reserve Board (FRB) supervision under the Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA). In 2013, the U.S. Financial Stability Oversight Council (FSOC) designated GECC as a nonbank systemically important financial institution (nonbank SIFI) under the DFA. As a result of this change in supervision and designation, stricter prudential regulatory standards and supervision apply to GECC. On July 20, 2015 the Federal Reserve published a final order applying enhanced prudential standards to GECC as a nonbank SIFI.

The final order staggers the application of the enhanced prudential standards with the first set of standards becoming applicable on January 1, 2016 and the second set becoming applicable on January 1, 2018.  Beginning on January 1, 2016 GECC will be subject to the standardized approach for calculating capital adequacy.  GECC will also be subject to a Liquidity Coverage Ratio (LCR) of 90% until December 31, 2016 at which time GECC will be subject to a 100% LCR coverage.

If GECC is still a nonbank SIFI on January 1, 2018 the second set of enhanced prudential standards will apply.  These standards include the application of the Federal Reserve's capital plan rule, stress testing rules, enhanced leverage ratio requirements, enhanced governance requirements, daily liquidity calculations, additional reporting requirements and a market terms requirement for transactions between GE and GECC.

While the enhanced prudential standards do not subject GECC to the Federal Reserve's capital plan rule applicable to large bank holding companies until the capital planning cycle beginning January 1, 2018, we do undertake an annual review of our capital adequacy prior to establishing a plan for dividends to our parent. This review is based on a forward-looking assessment of our material enterprise risks and involves the consideration of a number of factors. This analysis also includes an assessment of our capital and liquidity levels, as well as incorporating risk management and governance considerations. The most recent capital adequacy review was approved by the GECC board of directors and the GE Board of Directors Risk Committee in 2014. While a savings and loan holding company and nonbank SIFI like GECC is currently not required to obtain FRB approval to pay a dividend, it may not, under FRB regulations, conduct its operations in an unsafe or unsound manner. The FRB has articulated factors that it expects boards of directors of bank holding companies and savings and loan holding companies to consider in determining whether to pay a dividend.

As a nonbank SIFI, GECC is also required to submit an annual resolution plan to the FRB and Federal Deposit Insurance Corporation (FDIC). GECC submitted its first resolution plan to the FRB and FDIC on June 30, 2014 and feedback was provided on July 28, 2015. GECC's second Resolution Plan is due December 31, 2015, and we will work to address the July 28, 2015 feedback. Our resolution plan describes how GECC could be resolved under existing insolvency regimes in a manner that mitigates potential disruption to the U.S. financial system and the global financial markets without the use of government support or taxpayer funds. If the FRB and FDIC determine that our resolution plan is deficient, the DFA authorizes the FRB and FDIC to impose more stringent capital, leverage or liquidity requirements on us or restrict our growth or activities until we submit a plan remedying the deficiencies. If the FRB and FDIC ultimately determine that we have not adequately addressed the deficiencies, they could order us to divest assets or operations in order to facilitate our orderly resolution in the event of our failure.

We are also subject to the Volcker Rule, which U.S. regulators finalized on December 10, 2013. The rule prohibits companies that are affiliated with U.S. insured depository institutions from engaging in "proprietary trading" or acquiring or retaining ownership interest in, or sponsoring or engaging in certain transactions with, a "hedge fund" or a "private equity fund." Proprietary trading and fund investing, as prohibited by the rule, are not core activities for us.

As discussed in Management's Discussion and Analysis, on April 10, 2015, our parent company, General Electric (GE), announced the GE Capital Exit Plan to reduce the size of its financial services businesses. GE has discussed the GE Capital Exit Plan, aspects of which are subject to regulatory review and approval, with its regulators and staff of the FSOC and will work closely with these bodies to take the actions necessary over time to terminate the FSOC's designation of GECC (and the new intermediate holding company, as applicable) as a nonbank SIFI.
2015 2Q FORM 10-Q 23

LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under  "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended  March 31, 2015.

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

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. The Minnesota cases involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. In September 2013, the District Court granted in part and denied in part WMC's motions to dismiss or for summary judgment in these cases.  On September 8, 2014, US Bank filed a petition for instructions in the administration of trusts in Minnesota state court seeking authorization and instruction for US Bank to implement the terms of a settlement agreement reached with WMC to compromise, settle, and release all claims arising out of the securitizations at issue in these four lawsuits. In February 2015, two bondholders filed objections to the proposed settlement, and in response the court has scheduled an evidentiary hearing for October 2015. In light of the state court action seeking approval of the proposed settlement, the District Court entered orders in April 2015 staying further proceedings in the four cases until August 2015.

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
2015 2Q FORM 10-Q 24

Two cases are pending against WMC in the United States District Court for the Southern District of New York. One case, in which the plaintiff is BNY, was filed in the third quarter 2012. In the second quarter 2013, BNY filed an amended complaint in which it asserts claims on approximately $900 million of mortgage loans, and seeks to recover damages in excess of $378 million. In September 2013, the District Court denied WMC's motion to dismiss. On September 18, 2014, the District Court issued an order directing the parties to participate in settlement discussions before a private mediator or the assigned magistrate judge. Following this mediation, the parties reached a settlement in principle on the claims arising from a portion of the loans held in the trust (the "Group1" loans), and, as a result, on February 9, 2015 the District Court stayed the case as to these claims. The District Court has scheduled a trial on the remaining claims in the case to begin on September 21, 2015. The second case was initiated by the Federal Housing Finance Agency (FHFA), which filed a summons with notice in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC's motion to dismiss. In February 2015, the District Court on its own motion requested that the parties re-brief several issues raised by WMC's motion to dismiss.  On July 10, 2015, the District Court entered an order dismissing the lawsuit as time-barred under the applicable statute of limitations.

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC's reported claims at June 30, 2015. See Note 2 to the consolidated financial statements for additional information.
2015 2Q FORM 10-Q 25

FINANCIAL STATEMENTS AND NOTES

Statement of Earnings (Loss)		27
Statement of Comprehensive Income (Loss)		29
Statement of Changes in Shareowners' Equity		29
Statement of Financial Position		30
Statement of Cash Flows		31
Notes to Consolidated Financial Statements
1	Basis of Presentation and Summary of Significant Accounting Policies	32
2	Businesses Held for Sale, Financing Receivables Held for Sale and Discontinued Operations	34
3	Investment Securities	39
4	Financing Receivables and Allowance for Losses	42
5	Acquisitions, Goodwill and Other Intangible Assets	44
6	Borrowings and Bank Deposits	46
7	Income Taxes	47
8	Shareowners' Equity	48
9	Revenues from Services	51
10	Fair Value Measurements	51
11	Financial Instruments	57
12	Variable Interest Entities	63
13	Supplemental Information About the Credit Quality of Financing Receivables and Allowance for Losses	65

2015 2Q FORM 10-Q 26

FINANCIAL STATEMENTS

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)

	Three months ended June 30
(In millions)	2015	2014

Revenues
Revenues from services(a)	$6,211	$6,248
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(15)	(7)
Less other-than-temporary impairment recognized in
accumulated other comprehensive income	-	-
Net other-than-temporary impairment on investment securities recognized in earnings	(15)	(7)
Revenues from services (Note 9)	6,196	6,241
Sales of goods	22	34
Total revenues	6,218	6,275

Costs and expenses
Interest	996	1,024
Operating and administrative	2,244	2,069
Cost of goods sold	22	31
Investment contracts, insurance losses and insurance annuity benefits	710	698
Provision for losses on financing receivables (Note 4)	783	948
Depreciation and amortization	607	549
Total costs and expenses	5,362	5,319

Earnings (loss) from continuing operations before income taxes	856	956
Benefit (provision) for income taxes	(384)	217

Earnings (loss) from continuing operations	472	1,173
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(3,747)	665
Net earnings (loss)	(3,275)	1,838
Less net earnings (loss) attributable to noncontrolling interests	93	10
Net earnings (loss) attributable to GECC	(3,368)	1,828
Preferred stock dividends declared	(161)	(161)
Net earnings (loss) attributable to GECC common shareowner	$(3,529)	$1,667

Amounts attributable to GECC common shareowner:
Earnings (loss) from continuing operations	$472	$1,173
Less net earnings (loss) attributable to noncontrolling interests	93	10
Earnings (loss) from continuing operations attributable to GECC	379	1,163
Preferred stock dividends declared	(161)	(161)
Earnings (loss) from continuing operations attributable to GECC common shareowner	218	1,002
Earnings (loss) from discontinued operations, net of taxes	(3,747)	665
Net earnings (loss) attributable to GECC common shareowner	$(3,529)	$1,667

(a)            Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

2015 2Q FORM 10-Q 27

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)

	Six months ended June 30
(In millions)	2015	2014

Revenues
Revenues from services(a)	$11,116	$12,790
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(18)	(16)
Less other-than-temporary impairment recognized in
accumulated other comprehensive income	-	4
Net other-than-temporary impairment on investment securities recognized in earnings	(18)	(12)
Revenues from services (Note 9)	11,098	12,778
Sales of goods	43	61
Total revenues	11,141	12,839

Costs and expenses
Interest	1,945	2,123
Operating and administrative	4,459	4,044
Cost of goods sold	40	56
Investment contracts, insurance losses and insurance annuity benefits	1,354	1,341
Provision for losses on financing receivables (Note 4)	3,898	1,835
Depreciation and amortization	1,178	1,104
Total costs and expenses	12,874	10,503

Earnings (loss) from continuing operations before income taxes	(1,733)	2,336
Benefit (provision) for income taxes	(6,211)	94

Earnings (loss) from continuing operations	(7,944)	2,430
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(9,985)	1,364
Net earnings (loss)	(17,929)	3,794
Less net earnings (loss) attributable to noncontrolling interests	184	21
Net earnings (loss) attributable to GECC	(18,113)	3,773
Preferred stock dividends declared	(161)	(161)
Net earnings (loss) attributable to GECC common shareowner	$(18,274)	$3,612

Amounts attributable to GECC common shareowner:
Earnings (loss) from continuing operations	$(7,944)	$2,430
Less net earnings (loss) attributable to noncontrolling interests	184	21
Earnings (loss) from continuing operations attributable to GECC	(8,128)	2,409
Preferred stock dividends declared	(161)	(161)
Earnings (loss) from continuing operations attributable to GECC common shareowner	(8,289)	2,248
Earnings (loss) from discontinued operations, net of taxes	(9,985)	1,364
Net earnings (loss) attributable to GECC common shareowner	$(18,274)	$3,612

(a)            Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

2015 2Q FORM 10-Q 28

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Net earnings (loss)	$(3,275)	$1,838	$(17,929)	$3,794
Less net earnings (loss) attributable to noncontrolling interests	93	10	184	21
Net earnings (loss) attributable to GECC	$(3,368)	$1,828	$(18,113)	$3,773

Other comprehensive income (loss)
Investment securities	$(650)	$299	$(453)	$783
Currency translation adjustments	517	120	(1,330)	36
Cash flow hedges	6	30	16	98
Benefit plans	(7)	10	3	(8)
Other comprehensive income (loss)	(134)	459	(1,764)	909
Less other comprehensive income (loss) attributable to noncontrolling interests	9	3	(23)	5
Other comprehensive income (loss) attributable to GECC	$(143)	$456	$(1,741)	$904

Comprehensive income (loss)	$(3,409)	$2,297	$(19,693)	$4,703
Less comprehensive income (loss) attributable to noncontrolling interests	102	13	161	26
Comprehensive income (loss) attributable to GECC	$(3,511)	$2,284	$(19,854)	$4,677

Amounts presented net of taxes. See Note 8 for further information about other comprehensive income (loss) and noncontrolling interests.

See accompanying notes.

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(UNAUDITED)

	Six months ended June 30
(In millions)	2015	2014

GECC shareowners' equity balance at January 1	$87,499	$82,694
Increases (decreases) from net earnings (loss) attributable to GECC	(18,113)	3,773
Dividends and other transactions with shareowners	(611)	(1,577)
Other comprehensive income (loss) attributable to GECC	(1,741)	904
Changes in additional paid-in capital	15	4
Ending balance at June 30	67,049	85,798
Noncontrolling interests	3,083	350
Total equity balance at June 30	$70,132	$86,148

See Note 8 for further information about changes in shareowners' equity.

See accompanying notes.
2015 2Q FORM 10-Q 29

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF FINANCIAL POSITION

(In millions, except share amounts)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and equivalents	$74,644	$69,011
Investment securities (Note 3)	39,355	38,320
Inventories	47	50
Financing receivables – net (Notes 4 and 13)	81,083	122,457
Other receivables	13,481	14,508
Property, plant and equipment, less accumulated amortization of $22,363 and $27,606	34,830	31,519
Goodwill (Note 5)	11,694	11,456
Other intangible assets – net (Note 5)	1,128	875
Other assets	18,863	23,198
Financing receivables held for sale (Note 2)	27,982	778
Assets of businesses held for sale (Note 2)	5,346	3,474
Assets of discontinued operations (Note 2)	154,867	186,924
Total assets(a)	$463,320	$502,570

Liabilities and equity
Short-term borrowings (Note 6)	$64,138	$67,705
Accounts payable	2,301	2,411
Non-recourse borrowings of consolidated securitization entities (Note 6)	16,991	19,369
Bank deposits (Note 6)	45,799	43,841
Long-term borrowings (Note 6)	169,461	186,759
Investment contracts, insurance liabilities and insurance annuity benefits	27,389	28,027
Other liabilities	11,309	9,549
Deferred income taxes	6,586	3,420
Liabilities of businesses held for sale (Note 2)	358	2,434
Liabilities of discontinued operations (Note 2)	48,856	48,657
Total liabilities(a)	393,188	412,172

Preferred stock, $0.01 par value (750,000 shares authorized at both June 30, 2015 and December 31, 2014, and 50,000 shares issued and outstanding
at both June 30, 2015 and December 31, 2014)	-	-
Common stock, $14 par value (4,166,000 shares authorized at both June 30, 2015 and December 31, 2014 and 1,000 shares issued and outstanding at both
June 30, 2015 and December 31, 2014)	-	-
Accumulated other comprehensive income (loss) – net(b)
Investment securities	558	1,010
Currency translation adjustments	(2,146)	(838)
Cash flow hedges	(156)	(172)
Benefit plans	(574)	(577)
Additional paid-in capital	33,014	32,999
Retained earnings	36,353	55,077
Total GECC shareowners' equity	67,049	87,499
Noncontrolling interests(c)(Note 8)	3,083	2,899
Total equity	70,132	90,398
Total liabilities and equity	$463,320	$502,570

(a)	Our consolidated assets at June 30, 2015 included total assets of $46,952 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included net financing receivables of $28,245 million and investment securities of $3,186 million in continuing operations and assets of discontinued operations of $14,078 million. Our consolidated liabilities at June 30, 2015 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GECC. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $16,991 million within continuing operations and non-recourse borrowings of CSEs within discontinued operations of $9,168 million. See Note 12.

(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to GECC was $(2,318) million and $(577) million at June 30, 2015 and December 31, 2014, respectively.

(c)	Included AOCI attributable to noncontrolling interests of $(177) million and $(154) million at June 30, 2015 and December 31, 2014, respectively.

See accompanying notes.

2015 2Q FORM 10-Q 30

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months ending June 30
(In millions)	2015	2014

Cash flows – operating activities
Net earnings	$(17,929)	$3,794
Less net earnings (loss) attributable to noncontrolling interests	184	21
Net earnings (loss) attributable to GECC	(18,113)	3,773
(Earnings) loss from discontinued operations	9,985	(1,364)
Adjustments to reconcile net earnings (loss) attributable to GECC to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	1,178	1,104
Deferred income taxes	2,175	(1,654)
Increase (decrease) in accounts payable	401	917
Provision for losses on financing receivables	3,898	1,835
All other operating activities	1,851	(267)
Cash from (used for) operating activities – continuing operations	1,375	4,344
Cash from (used for) operating activities – discontinued operations	5,969	3,909
Cash from (used for) operating activities	7,344	8,253

Cash flows – investing activities
Additions to property, plant and equipment	(1,746)	(1,837)
Dispositions of property, plant and equipment	1,060	1,274
Increase in loans to customers	(29,577)	(36,245)
Principal collections from customers – loans	32,205	36,901
Investment in equipment for financing leases	(385)	(508)
Principal collections from customers – financing leases	760	1,197
Net change in credit card receivables	162	(588)
Proceeds from sale of discontinued operations	15,580	232
Proceeds from principal business dispositions	742	-
Net cash from (payments for) principal businesses purchased	(1,677)	-
All other investing activities	6,628	5,749
Cash from (used for) investing activities – continuing operations	23,752	6,175
Cash from (used for) investing activities – discontinued operations	(3,248)	(1,636)
Cash from (used for) investing activities	20,504	4,539

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(2,536)	(4,572)
Net increase (decrease) in bank deposits	2,506	4,513
Newly issued debt (maturities longer than 90 days)	12,640	13,882
Repayments and other reductions (maturities longer than 90 days)	(29,412)	(24,405)
Dividends paid to shareowners	(611)	(1,577)
All other financing activities	(184)	(10)
Cash from (used for) financing activities – continuing operations	(17,597)	(12,169)
Cash from (used for) financing activities – discontinued operations	(1,687)	548
Cash from (used for) financing activities	(19,284)	(11,621)
Effect of currency exchange rate changes on cash and equivalents	(2,334)	198
Increase (decrease) in cash and equivalents	6,230	1,369
Cash and equivalents at beginning of year	75,101	75,105
Cash and equivalents at June 30	81,331	76,474
Less cash and equivalents of discontinued operations at June 30	6,448	4,861
Cash and equivalents of continuing operations at June 30	$74,883	$71,613

See accompanying notes.

2015 2Q FORM 10-Q 31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

General Electric Company (GE Company or GE) owns all of the common stock of General Electric Capital Corporation (GECC). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our parent, but which we have agreed to actively manage and control. See Note 1 to the consolidated financial statements of our Form 8-K filed on May 8, 2015 consolidated financial statements), which discusses our consolidation and financial statement presentation. GECC includes Commercial Lending and Leasing (CLL), Consumer, Energy Financial Services and GE Capital Aviation Services (GECAS).

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

THE GE CAPITAL EXIT PLAN

On April 10, 2015, GE announced its plan (the GE Capital Exit Plan) to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months, and to focus on continued investment and growth in GE's industrial businesses. Under the GE Capital Exit Plan, which was approved on April 2, 2015 and aspects of which were approved on March 31, 2015, GE will retain certain GECC businesses, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services and Healthcare Equipment Finance—that directly relate to GE's core industrial domain and other operations, including Working Capital Solutions and our run-off insurance activities (together referred to as GE Capital Verticals or Verticals). The assets planned for disposition include Real Estate, most of Commercial Lending and Leasing (CLL) and all Consumer platforms (including all U.S. banking assets).

In the first and second quarters of 2015, GE recorded $16,118 million and $4,581 million, respectively, of after-tax charges related to the GE Capital Exit Plan. As a result of certain businesses meeting discontinued operations criteria, $6,691 million of first quarter after-tax charges and $4,405 million of second quarter after-tax charges (including $4,329 million related to CLL) were reported in discontinued operations.

As part of the GE Capital Exit Plan, GE and GECC entered into an amendment to their existing financial support agreement.  Under this amendment (the Amendment), GE has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment.  In the aggregate, the Guarantee applied to $207,118 million of GECC debt as of June 30, 2015. See Note 6. The Guarantee replaced the requirement that GE make certain income maintenance payments to GECC in certain circumstances.  GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by GE set forth in the Guarantee.

See Notes 2 and 5 to the consolidated financial statements for additional information.

2015 2Q FORM 10-Q 32

INTERIM PERIOD PRESENTATION

The consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2014 consolidated financial statements. Effective for the first quarter of 2015, GECC is following a calendar quarter. Previously, we established interim quarterly closing dates using a fiscal calendar, which required our businesses to close their books on either a Saturday or Sunday, depending on the business.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to the policies referenced in our 2014 Form 10-K Report and Form 8-K filed on May 8, 2015, we have supplemented the discussion of our significant accounting policies and critical accounting estimates to describe the estimates used to determine the fair value of businesses and assets held for sale as follows.

BUSINESSES AND ASSETS HELD FOR SALE

Businesses held for sale represent components that meet accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in our financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value less cost to sell. Financing receivables that no longer qualify to be presented as held for investment must be classified as held for sale and recognized in our financial statements at the lower of cost or fair value, less cost to sell, with that amount representing a new cost basis at the date of transfer.

As previously discussed, as a result of the GE Capital Exit Plan, management has committed to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months. As a result, certain GECC businesses met the criteria to be classified as businesses held for sale and certain financing receivables were required to be recognized as held for sale at June 30, 2015.

The determination of fair value for businesses and portfolios of financing receivables involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction as of June 30, 2015.

We review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.
2015 2Q FORM 10-Q 33

NOTE 2. BUSINESSES HELD FOR SALE, FINANCING RECEIVABLES HELD FOR SALE AND DISCONTINUED OPERATIONS
ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

In the first quarter of 2015, we signed an agreement to sell our consumer finance business in Australia and New Zealand (ANZ Consumer Lending) for approximately 6,800 million Australian dollars and 1,400 million New Zealand dollars, respectively. On May 29, 2015, we sold a portion of the Australian business for gross proceeds of $671 million. As of June 30, 2015, ANZ Consumer Lending had assets and liabilities of $5,346 million and $358 million, respectively. The sale is targeted to close in 2015 with expected proceeds of approximately 6,000 million Australian dollars and 1,400 million New Zealand dollars. The transactions remain subject to customary closing conditions and regulatory approvals.

In the fourth quarter of 2014, we signed an agreement to sell our consumer finance business Budapest Bank to Hungary's government and. On June 29, 2015 we completed the sale of Budapest Bank for proceeds of $700 million.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

(In millions)	June 30, 2015	December 31, 2014

Assets
Cash and equivalents	$239	$676
Investment securities	-	448
Financing receivables – net	4,635	2,144
Property, plant and equipment – net	11	37
Goodwill	366	106
Other intangible assets – net	72	13
Other	23	50
Assets of businesses held for sale	$5,346	$3,474

Liabilities
Short-term borrowings	$30	$435
Bank deposits	-	1,931
Deferred income taxes	(133)	(31)
Other	461	99
Liabilities of businesses held for sale	$358	$2,434

FINANCING RECEIVABLES HELD FOR SALE

In the first quarter of 2015, in connection with the GE Capital Exit Plan, we committed to sell all of our non-U.S. Consumer financing receivables. As a result, we transferred these financing receivables to held for sale and recognized a pre-tax provision for losses on financing receivables of $2,405 million ($2,197 million after tax) and wrote-off the associated balance of the allowance for loan losses of $2,859 million to reduce the carrying value of the financing receivables to the lower of cost or fair value, less cost to sell.
2015 2Q FORM 10-Q 34

FINANCING RECEIVABLES HELD FOR SALE

(in millions)	June 30, 2015		December 31, 2014

Commercial
CLL	$920		$357
Energy Financial Services	6		35
GE Capital Aviation Services (GECAS)	36		27
Other	110		-
Total Commercial	1,072		419
Consumer	26,910	(a)	359
Total financing receivables held for sale	$27,982		$778

(a)	Over 30 days past due and nonaccrual financing receivables related to consumer financing receivables held for sale were $1,124 million and $656 million, respectively.

DISCONTINUED OPERATIONS

Discontinued operations primarily comprised most of our CLL business, our Real Estate business and our U.S. mortgage business (WMC). Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Operations
Total revenues (loss)	$3,378	$3,933	$6,781	$7,913

Earnings (loss) from discontinued operations before income taxes	$980	$648	$(856)	$1,397
Benefit (provision) for income taxes	(322)	21	453	(48)
Earnings (loss) from discontinued operations, net of taxes	$658	$669	$(403)	$1,349

Disposal
Gain (loss) on disposal before income taxes	$(3,384)	$(4)	$(7,036)	$14
Benefit (provision) for income taxes	(1,021)	-	(2,546)	1
Gain (loss) on disposal, net of taxes	$(4,405)	$(4)	$(9,582)	$15

Earnings (loss) from discontinued operations, net of taxes	$(3,747)	$665	$(9,985)	$1,364

2015 2Q FORM 10-Q 35

(In millions)	June 30, 2015	December 31, 2014

Assets
Cash and equivalents	$6,448	$5,414
Investment securities	9,960	10,006
Financing receivables – net	28,570	114,561
Other receivables	1,709	2,183
Property, plant and equipment – net	17,902	18,051
Goodwill	12,982	13,569
Other intangible assets - net	165	301
Deferred income taxes	2,148	2,920
Financing receivables held for sale	68,828	3,116
Valuation allowance on disposal group classified as held for sale	(7,259)	-
Other	13,414	16,803
Assets of discontinued operations	$154,867	$186,924

Liabilities
Short-term borrowings	$994	$1,125
Accounts payable	3,969	3,770
Non-recourse borrowings	9,168	10,569
Bank Deposits	19,572	18,998
Long-term borrowings	612	1,182
All other liabilities	10,191	7,610
Deferred income taxes	4,350	5,403
Liabilities of discontinued operations	$48,856	$48,657

COMMERCIAL LENDING AND LEASING

In connection with the GE Capital Exit Plan, we announced the planned disposition of most of our CLL business and classified this portion of the business as discontinued operations and recorded an estimated loss on disposal of $3,380 million ($4,329 million after tax) and $5,225 million ($7,152 million after tax) for the three and six months ended June 30, 2015, respectively. During the first half of 2015, we signed transactions to sell our U.S. Sponsor Finance business to Canada Pension Plan Investment Board, our Global Fleet Services business to Element Financial Corporation and Arval, and our European Sponsor Finance business to Sumitomo Mitsui Banking Corporation. We expect to complete the transactions in 2015 and 2016.

FINANCIAL INFORMATION FOR COMMERCIAL LENDING AND LEASING

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Operations
Total revenues (loss)	$3,070	$3,308	$5,973	$6,628

Interest	$(641)	$(774)	$(1,343)	$(1,562)
Operating and administrative	(1,028)	(955)	(2,005)	(1,791)
Depreciation and amortization	(421)	(960)	(1,768)	(1,935)
Provision for losses on financing receivables	(13)	(110)	(1,757)	(207)
Earnings (loss) from discontinued operations, before income taxes	967	509	(900)	1,133
Benefit (provision) for income taxes	(309)	(73)	315	(218)
Earnings (loss) from discontinued operations, net of taxes	$658	$436	$(585)	$915

Disposal
Gain (loss) on disposal before income taxes	$(3,380)	$-	$(5,225)	$-
Benefit (provision) for income taxes	(949)	-	(1,927)	-
Gain (loss) on disposal, net of taxes	$(4,329)	$-	$(7,152)	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$(3,671)	$436	$(7,737)	$915

(a)	Earnings (loss) from discontinued operations attributable to GECC, before income taxes, was $(2,415) million and $499 million for the three months ended June 30, 2015 and 2014, respectively, and $(6,128) million and $1,120 million for the six months ended June 30, 2015 and 2014, respectively.

2015 2Q FORM 10-Q 36

 REAL ESTATE

In connection with the GE Capital Exit Plan, we announced the planned disposition of our Real Estate business and classified the business as discontinued operations and recorded an estimated loss on disposal of $3 million ($75 million after tax) and $1,811 million ($2,430 million after tax) for the three and six months ended June 30, 2015, respectively. During the first half of 2015, we closed certain of our Real Estate business dispositions for proceeds of $17,517 million. We expect to dispose of substantially all of the remaining Real Estate business by the end of 2015.

FINANCIAL INFORMATION FOR REAL ESTATE

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Operations
Total revenues (loss)	$313	$664	$812	$1,295

Interest	$(137)	$(274)	$(373)	$(547)
Operating and administrative	(142)	(201)	(307)	(351)
Depreciation and amortization	(2)	(85)	(62)	(170)
Provision for losses on financing receivables	-	90	4	104
Earnings (loss) from discontinued operations, before income taxes	32	194	74	331
Benefit (provision) for income taxes	13	93	43	196
Earnings (loss) from discontinued operations, net of taxes	$45	$287	$117	$527

Disposal
Gain (loss) on disposal before income taxes	$(3)	$-	$(1,811)	$-
Benefit (provision) for income taxes	(72)	-	(619)	-
Gain (loss) on disposal, net of taxes	$(75)	$-	$(2,430)	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$(30)	$287	$(2,313)	$527

(a)	Earnings (loss) from discontinued operations attributable to GECC, before income taxes, was $29 million and $196 million for the three months ended June 30, 2015 and 2014, respectively, and $(1,738) million and $332 million for the six months ended June 30, 2015 and 2014, respectively.

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At June 30, 2015, such claims consisted of $3,688 million of individual claims generally submitted before the filing of a lawsuit (compared to $3,694 million at December 31, 2014) and $8,639 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $9,225 million at December 31, 2014). The total amount of these claims, $12,327 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of June 30, 2015, these amounts do not include approximately $428 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the June 11, 2015 decision of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., on the statute of limitations period governing such claims.

Reserves related to repurchase claims made against WMC were $825 million at June 30, 2015, reflecting a net increase to reserves in the three months ended June 30, 2015 of $11 million due to incremental provisions. The reserve estimate takes into account recent settlement activity and is based upon WMC's evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC's exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.
2015 2Q FORM 10-Q 37

ROLLFORWARD OF THE RESERVE

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Balance, beginning of period	$814	$550	$809	$800
Provision	11	102	18	102
Claim resolutions / rescissions	-	(103)	(2)	(353)
Balance, end of period	$825	$549	$825	$549

Given the significant litigation activity and WMC's continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC's past experience. Adverse changes to WMC's assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at June 30, 2015. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including WMC litigation discussed in Legal Proceedings and potential changes in WMC's legal strategy. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations, as WMC is unable at this time to develop such a meaningful estimate.

At June 30, 2015, there were 15 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 14 securitizations. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC, could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.

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

FINANCIAL INFORMATION FOR WMC

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Total revenues (loss)	$(5)	$(39)	$(5)	$(35)

Earnings (loss) from discontinued operations, net of taxes	$(10)	$(30)	$(16)	$(32)

2015 2Q FORM 10-Q 38

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

	June 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$19,970	$3,013	$(147)	$22,836	$19,810	$3,962	$(69)	$23,703
State and municipal	4,015	398	(90)	4,323	4,173	555	(53)	4,675
Residential mortgage-backed(a)	1,077	88	(7)	1,158	1,544	153	(5)	1,692
Commercial mortgage-backed	2,344	133	(16)	2,461	2,903	170	(10)	3,063
Asset-backed	112	1	(15)	98	304	8	(17)	295
Corporate – non-U.S.	812	101	-	913	908	109	(1)	1,016
Government – non-U.S.	1,688	154	(4)	1,838	1,560	152	(2)	1,710
U.S. government and federal agency	5,504	80	-	5,584	1,957	56	-	2,013
Equity
Available-for-sale	105	21	(1)	125	109	24	(1)	132
Trading	19	-	-	19	21	-	-	21
Total	$35,646	$3,989	$(280)	$39,355	$33,289	$5,189	$(158)	$38,320

(a)	Substantially collateralized by U.S. mortgages. At June 30, 2015, $1,132 million related to securities issued by government-sponsored entities and $26 million related to securities of private-label issuers. Securities issued by private-label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities increased to $39,355 million at June 30, 2015, from $38,320 million at December 31, 2014, primarily due to net purchases of U.S. government and federal agency securities primarily at Synchrony Financial and Trinity, partially offset by a decline in unrealized gains resulting from higher interest rates.

2015 2Q FORM 10-Q 39

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses	(a)	fair value	losses	(a)

June 30, 2015
Debt
U.S. corporate	$2,267	$(113)		$246	$(34)
State and municipal	735	(32)		162	(58)
Residential mortgage-backed	197	(3)		79	(4)
Commercial mortgage-backed	434	(11)		26	(5)
Asset-backed	9	-		43	(15)
Corporate – non-U.S.	36	-		3	-
Government – non-U.S.	932	(4)		-	-
U.S. government and federal agency	278	-		1	-
Equity	12	(1)		-	-
Total	$4,900	$(164)		$560	$(116)	(b)

December 31, 2014
Debt
U.S. corporate	$554	$(16)		$836	$(53)
State and municipal	67	(1)		308	(52)
Residential mortgage-backed	30	-		146	(5)
Commercial mortgage-backed	165	(1)		204	(9)
Asset-backed	9	-		42	(17)
Corporate – non-U.S.	42	(1)		3	-
Government – non-U.S.	677	(2)		14	-
U.S. government and federal agency	705	-		1	-
Equity	6	(1)		-	-
Total	$2,255	$(22)		$1,554	$(136)

(a)	Included gross unrealized losses related to securities that had other-than-temporary impairments previously recognized of $1 million at June 30, 2015.
(b)	Includes debt securities held to support obligations to holders of GICs substantially all of which are considered to be investment-grade by the major rating agencies at June 30, 2015.

We regularly review investment securities for other-than-temporary impairment (OTTI) using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our ability and intent to hold the security and the financial condition of and near-term prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized and at June 30, 2015 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during 2015 have not changed. For equity securities, we consider the duration and the severity of the unrealized loss. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, primarily in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at June 30, 2015, $1,132 million and $26 million related to agency and non-agency securities, respectively. Additionally, $63 million was related to residential subprime credit securities, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations. Substantially all of the subprime exposure is related to securities backed by mortgage loans originated in 2005 and prior and are investment grade.
2015 2Q FORM 10-Q 40

Our commercial mortgage-backed securities (CMBS) portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS), about half of which were originated in 2008 and prior. The vast majority of the securities in our CMBS portfolio have investment-grade credit ratings.

PRE-TAX, OTHER-THAN-TEMPORARY IMPAIRMENTS ON INVESTMENT SECURITIES

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Total pre-tax, OTTI recognized	$15	$7	$18	$16
Pre-tax, OTTI recognized in AOCI	-	-	-	(4)
Pre-tax, OTTI recognized in earnings(a)	$15	$7	$18	$12

(a)	Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of an insignificant amount and $2 million in the three months ended June 30, 2015 and 2014, respectively and an insignificant amount and $2 million in the six months ended June 30, 2015 and 2014, respectively.

CHANGES IN CUMULATIVE CREDIT LOSS IMPAIRMENTS RECOGNIZED ON DEBT SECURITIES STILL HELD

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Cumulative credit loss impairments recognized, beginning of period	$6	$255	$8	$306
Credit loss impairments recognized
on securities not previously impaired	-	-	-	-
Incremental credit loss impairments recognized
on securities previously impaired	-	1	-	2
Less credit loss impairments previously recognized
on securities sold during the period or that we intend to sell	-	1	2	53
Cumulative credit loss impairments recognized, end of period	$6	$255	$6	$255

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE-BACKED AND ASSET-BACKED SECURITIES)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$4,909	$5,572
After one year through five years	4,133	4,354
After five years through ten years	4,726	5,069
After ten years	18,221	20,499

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

GROSS REALIZED GAINS AND LOSSES ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Gains	$6	$28	$101	$36
Losses, including impairments	(21)	(7)	(35)	(13)
Net	$(15)	$21	$66	$23

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
2015 2Q FORM 10-Q 41

Proceeds from investment securities sales and early redemptions by issuers totaled $728 million and $734 million in the three months ended June 30, 2015 and 2014, respectively, principally from sales of short-term government securities in our bank subsidiaries and sales of U.S. Corporate and CMBS securities in our Insurance business.

Proceeds from investment securities sales and early redemptions by issuers totaled $3,300 million and $1,372 million in the six months ended June 30, 2015 and 2014, respectively, principally from sales of short-term government securities in our bank subsidiaries and sales of U.S. Corporate and CMBS securities in our Insurance business. In addition, proceeds from investment securities sales in the six months ended June 30, 2015 included $1,634 million principally from sales of CMBS, RMBS and state and municipal securities at Trinity.

We recognized pre-tax gains (losses) on trading securities of $2 million and $1 million in the three months ended June 30, 2015 and 2014, respectively and $(2) million and $(3) million in the six months ended June 30, 2015 and 2014, respectively.

NOTE 4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES

The implementation of the GE Capital Exit Plan has caused significant reductions in our Consumer portfolio, as all of our non-U.S. consumer financing receivables have been reclassified to either financing receivables held for sale or assets of businesses held for sale. The transfer of financing receivables to financing receivables held for sale and assets of businesses held for sale totaled $28,170 million and $5,508 million in the six months ended June 30, 2015, respectively. In addition, our Real Estate business and most of our CLL business have been classified as discontinued operations.

FINANCING RECEIVABLES, NET

(in millions)	June 30, 2015	December 31, 2014

Loans, net of deferred income	$79,169	$120,007
Investment in financing leases, net of deferred income	5,307	6,554
	84,476	126,561
Allowance for losses	(3,393)	(4,104)
Financing receivables – net	$81,083	$122,457

FINANCING RECEIVABLES BY PORTFOLIO AND ALLOWANCE FOR LOSSES

FINANCING RECEIVABLES

(in millions)	June 30, 2015		December 31, 2014

Commercial
CLL	$12,228	(a)	$14,418
Energy Financial Services	2,787		2,580
GE Capital Aviation Services (GECAS)	7,528		8,263
Other	502		480
Total Commercial	23,045		25,741
Consumer	61,431	(b)	100,820
Total financing receivables	84,476		126,561
Allowance for losses	(3,393)		(4,104)
Total financing receivables – net	$81,083		$122,457

(a)	Includes Healthcare Equipment Finance and Working Capital Solutions, which purchases GE customer receivables.
(b)	Includes Synchrony Financial, our U.S. consumer business.
2015 2Q FORM 10-Q 42

ALLOWANCE FOR LOSSES

		Provision
	Balance at	charged to			Gross				Balance at
(In millions)	January 1	operations(a)	Other	(b)	write-offs	(a)(c)	Recoveries	(c)	June 30

2015
Commercial
CLL	$21	$8	$9		$(11)		$4		$31
Energy Financial Services	26	17	-		(20)		-		23
GECAS	46	(11)	-		-		-		35
Other	-	15	-		(13)		-		2
Total Commercial	93	29	9		(44)		4		91
Consumer	4,011	3,869	(257)		(4,785)		464		3,302
Total	$4,104	$3,898	$(248)		$(4,829)		$468		$3,393

2014
Commercial
CLL	$17	$7	$(1)		$(6)		$5		$22
Energy Financial Services	8	13	-		(2)		2		21
GECAS	17	11	-		(7)		-		21
Other	2	-	(2)		-		-		-
Total Commercial	44	31	(3)		(15)		7		64
Consumer	3,981	1,804	(67)		(2,184)		567		4,101
Total	$4,025	$1,835	$(70)		$(2,199)		$574		$4,165

(a)
Provision charged to operations included $2,405 million and gross write-offs included $2,859 million related to the effects of the 2015 reclassification of non-U.S. consumer financing receivables to financing receivables held for sale recorded at the lower of cost or fair value, less cost to sell.

(b)	Other primarily includes the reclassification of financing receivables to assets of businesses held for sale and the effects of currency exchange.
(c)
Net write-offs (gross write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as a result of losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.

2015 2Q FORM 10-Q 43

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

On January 30, 2015, we acquired Milestone Aviation Group (Milestone Aviation), a helicopter leasing business, for approximately $1,750 million, which is included in our GECAS segment. The preliminary purchase price allocation resulted in goodwill of approximately $730 million and amortizable intangible assets of approximately $345 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.

GOODWILL

CHANGES IN GOODWILL BALANCES

			Dispositions,
			currency
	Balance at		exchange	Balance at
(In millions)	January 1, 2015	Acquisitions	and other	June 30, 2015

CLL	$25	$-	$86	$111
Consumer	9,777	-	(581)	9,196
Energy Financial Services	1,507	-	-	1,507
GECAS	147	733	-	880
Total	$11,456	$733	$(495)	$11,694

Goodwill balances increased $238 million in the six months ended June 30, 2015, primarily as a result of the acquisition of Milestone Aviation, partially offset by the reclassification of goodwill associated with ANZ Consumer Lending to assets of businesses held for sale and currency exchange effects of the stronger U.S. dollar.

As businesses meet the criteria for held for sale, we allocate goodwill to such businesses and assess the remaining reporting unit goodwill for impairment.

Our CLL reporting unit had a goodwill balance of $13,058 million at January 1, 2015. As a result of the GE Capital Exit Plan, we allocated $12,945 million of the CLL reporting unit goodwill to businesses held for sale which is reported in discontinued operations. The remaining CLL goodwill was then tested for impairment using data as of April 1, 2015.

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

Additionally, our Consumer reporting unit had a goodwill balance of $9,777 million at January 1, 2015. During the first quarter of 2015, we signed an agreement to sell ANZ Consumer Lending and upon classification as held for sale, we allocated $410 million of Consumer reporting unit goodwill to the carrying value of the business. The remaining Consumer reporting unit goodwill was then
2015 2Q FORM 10-Q 44

tested for impairment using data as of January 1, 2015. Fair value of the Consumer reporting unit was determined using an income approach and incorporating market observable data. The fair value of the Consumer reporting unit exceeded its carrying value, and therefore, goodwill was not impaired.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

OTHER INTANGIBLE ASSETS

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	June 30, 2015			December 31, 2014
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,045	$(473)	$572	$926	$(489)	$437
Capitalized software	920	(644)	276	1,228	(843)	385
Lease valuations	107	(10)	97	-	-	-
Trademarks	40	(8)	32	22	(12)	10
Patents and technology	7	(4)	3	9	(6)	3
Present value of future profits(a)	632	(632)	-	614	(614)	-
All other	263	(115)	148	134	(94)	40
Total	$3,014	$(1,886)	$1,128	$2,933	$(2,058)	$875

(a)	Balances at June 30, 2015 and December 31, 2014 reflect adjustments of $280 million and $293 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

Intangible assets subject to amortization increased by $253 million in the six months ended June 30, 2015, primarily as a result of the acquisition of Milestone Aviation, partially offset by amortization, currency exchange effects of the stronger U.S. dollar and the reclassification of intangible assets associated with ANZ Consumer Lending to assets of businesses held for sale.

Amortization expense related to intangible assets subject to amortization was $75 million and $68 million in the three months ended June 30, 2015 and 2014, respectively, and $165 million and $129 million in the six months ended June 30, 2015 and 2014, respectively, and is recorded in operating and administrative expense on the financial statements.

2015 2Q FORM 10-Q 45

NOTE 6. BORROWINGS AND BANK DEPOSITS

(In millions)	June 30, 2015	December 31, 2014

Short-term borrowings
Commercial paper(a)
U.S.	$21,906	$22,019
Non-U.S.	3,107	2,993
Current portion of long-term borrowings(a)(b)(c)	36,163	36,995
GE Interest Plus notes(d)	2,499	5,467
Other(c)	463	231
Total short-term borrowings	$64,138	$67,705

Long-term borrowings
Senior unsecured notes(a)(b)(e)	$149,278	$162,194
Subordinated notes(a)	4,659	4,804
Subordinated debentures(a)(f)(g)	6,774	7,085
Other(a)(c)(h)	8,750	12,676
Total long-term borrowings	$169,461	$186,759
Non-recourse borrowings of
consolidated securitization entities(i)	$16,991	$19,369
Bank deposits(j)	$45,799	$43,841
Total borrowings and bank deposits	$296,389	$317,674

(a)
On April 10, 2015, GE announced it would provide a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC. Short term borrowings included $25,013 million of commercial paper and $33,237 million of the current portion of long-term borrowings. Long-term borrowings included $137,719 million of senior unsecured notes, $3,975 million of subordinated notes, $6,774 million of subordinated debentures, and $400 million of other.

(b)
Included $433 million and $439 million of obligations to holders of GICs at June 30, 2015 and December 31, 2014, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC's ratings, among other things.

(c)
Included $5,193 million and $4,835 million of funding secured by real estate, aircraft and other collateral at June 30, 2015 and December 31, 2014, respectively, of which $1,234 million and $1,183 million is non-recourse to GECC at June 30, 2015 and December 31, 2014, respectively.

(d)	Entirely variable denomination floating-rate demand notes.
(e)	Included $4,593 million related to Synchrony Financial.
(f)	Subordinated debentures receive rating agency equity credit.
(g)
Included $2,627 million of subordinated debentures, which constitute the sole assets of trusts that have issued trust preferred securities and where GECC owns 100% of the common securities of the trusts. Obligations associated with these trusts are unconditionally guaranteed by GECC.

(h)	Included $5,151 million related to Synchrony Financial.
(i)	Included $2,899 million and $3,377 million of current portion of long-term borrowings at June 30, 2015 and December 31, 2014, respectively. See Note 12.
(j)
Included $8,028 million and $8,905 million of deposits in non-U.S. banks at June 30, 2015 and December 31, 2014, respectively, and $15,622 million and $14,500 million of certificates of deposits with maturities greater than one year at June 30, 2015 and December 31, 2014, respectively.

2015 2Q FORM 10-Q 46

NOTE 7. INCOME TAXES

THE GE CAPITAL EXIT PLAN

In conjunction with the GE Capital Exit Plan, we will significantly reduce our non-U.S. assets while continuing to operate appropriately capitalized non-U.S. businesses with substantial assets related to our vertical financing businesses, Energy Financial Services, GECAS and Healthcare Equipment Finance. As a result of the GE Capital Exit Plan, we recognized a tax expense of $355 million and $6,335 million in the three and six months ended June 30, 2015, respectively.  This consisted of $125 million and $3,674 million in the three and six months ended June 30, 2015, respectively related to expected repatriation of excess foreign cash in the amount of approximately $36 billion and the write-off of deferred tax assets of $230 million and $2,661 million in the three and six months ended June 30, 2015, respectively, that will no longer be supported under this plan.
The expected repatriation of cash will include a portion of the earnings that, prior to the approval of the GE Capital Exit Plan, were indefinitely reinvested in our international operations. Our indefinitely reinvested earnings will also be reduced by charges recognized in connection with the disposition of international assets. The remainder of the indefinitely reinvested earnings will continue to be reinvested in the significant international base of assets that will remain after the GE Capital Exit Plan is fully executed. The write-off of deferred tax assets largely relate to our Treasury operations in Ireland where the tax benefits will no longer be apparent to be realized upon implementation of the GE Capital Exit Plan.

UNRECOGNIZED TAX BENEFITS

UNRECOGNIZED TAX BENEFITS

(In millions)	June 30, 2015	December 31, 2014

Unrecognized tax benefits	$2,971	$3,055
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,226	2,259
Accrued interest on unrecognized tax benefits	429	420
Accrued penalties on unrecognized tax benefits	39	34
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-750	0-600
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-200	0-50

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
2015 2Q FORM 10-Q 47

NOTE 8. SHAREOWNERS' EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Investment securities
Beginning balance	$1,207	$793	$1,010	$309
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $(343), $221, $(206) and $472	(651)	322	(400)	796
Reclassifications from OCI – net of deferred taxes
of $(2), $(11), $(31) and $(4)	1	(23)	(53)	(13)
Other comprehensive income (loss)(a)	(650)	299	(453)	783
Less OCI attributable to noncontrolling interests	(1)	-	(1)	-
Ending balance	$558	$1,092	$558	$1,092

Currency translation adjustments (CTA)
Beginning balance	$(2,653)	$(773)	$(838)	$(687)
OCI before reclassifications – net of deferred taxes
of $(201), $32, $1,338 and $105	213	116	(1,637)	30
Reclassifications from OCI – net of deferred taxes
of $(150), $0, $(151) and $124	304	4	307	6
Other comprehensive income (loss)(a)	517	120	(1,330)	36
Less OCI attributable to noncontrolling interests	10	3	(22)	5
Ending balance	$(2,146)	$(656)	$(2,146)	$(656)

Cash flow hedges
Beginning balance	$(162)	$(225)	$(172)	$(293)
OCI before reclassifications –
net of deferred taxes of $54, $(32), $(5) and $37	347	(156)	(516)	(27)
Reclassifications from OCI – net of deferred taxes
of $(65), $18, $54 and $14	(341)	186	532	125
Other comprehensive income (loss)(a)	6	30	16	98
Less OCI attributable to noncontrolling interests	-	-	-	-
Ending balance	$(156)	$(195)	$(156)	$(195)

Benefit plans
Beginning balance	$(567)	$(381)	$(577)	$(363)
Net actuarial gain (loss) – net of deferred taxes
of $2, $2, $(1) and $(6)	(9)	5	(4)	(17)
Prior service cost amortization – net of deferred taxes
of $0, $0, $0 and $0	(1)	1	(1)	1
Net actuarial loss amortization – net of deferred taxes
of $2, $2, $4 and $4	3	4	8	8
Other comprehensive income (loss)(a)	(7)	10	3	(8)
Less OCI attributable to noncontrolling interests	-	-	-	-
Ending balance	$(574)	$(371)	$(574)	$(371)

Accumulated other comprehensive income (loss) at June 30	$(2,318)	$(130)	$(2,318)	$(130)

(a)	Total other comprehensive income (loss) was $(134) million and $459 million in the three months ended June 30, 2015 and 2014, respectively, and $(1,764) million and $909 million in the six months ended June 30, 2015 and 2014, respectively.

2015 2Q FORM 10-Q 48

RECLASSIFICATION OUT OF AOCI

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014	Statement of Earnings Caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$1	$34	$84	$17	Revenues from services (a)
	(2)	(11)	(31)	(4)	Benefit (provision) for income taxes (b)
	$(1)	$23	$53	$13	Net of tax
Currency translation adjustments
Gains (losses) on dispositions	$(154)	$(4)	$(156)	$(130)	Costs and expenses(c)
	(150)	-	(151)	124	Benefit (provision) for income taxes(d)
	$(304)	$(4)	$(307)	$(6)	Net of tax
Cash flow hedges
Gains (losses) on interest rate
derivatives	$(22)	$(60)	$(61)	$(129)	Interest
Foreign exchange contracts	428	(144)	(525)	(10)	(e)
	406	(204)	(586)	(139)	Total before tax
	(65)	18	54	14	Benefit (provision) for income taxes
	$341	$(186)	$(532)	$(125)	Net of tax
Benefit plan items
Amortization of prior service costs	$1	$(1)	$1	$(1)	(f)
Amortization of actuarial gains (losses)	(5)	(6)	(12)	(12)	(f)
	(4)	(7)	(11)	(13)	Total before tax
	2	2	4	4	Benefit (provision) for income taxes
	$(2)	$(5)	$(7)	$(9)	Net of tax

Total reclassification adjustments	$34	$(172)	$(793)	$(127)	Net of tax

(a)	Included $15 million and $13 million for the three months ended June 30, 2015 and 2014, and $17 million and $(6) million for six months ended June 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.
(b)	Included $(7) million and $(4) million for the three months ended June 30, 2015 and 2014, and $(6) million and $3 million for six months ended June 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.

(c)	Included $4 million and $(4) million for the three months ended June 30, 2015 and 2014, and $4 million and $(129) million for six months ended June 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.

(d)	Included $(137) million and none for the three months ended June 30, 2015 and 2014, and $(137) million and $124 million for six months ended June 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.
(e)	Included $404 million and $(145) million in revenues from services and $24 million and $13 million in interest in the three months ended June 30, 2015 and 2014, respectively, and $(540) million and $(11) million in revenues from services and $15 million and $1 million in interest in the six months ended June 30, 2015 and 2014, respectively.

(f)	Amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs.

NONCONTROLLING INTERESTS

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates. The balance is summarized as follows.

(In millions)	June 30, 2015	December 31, 2014

Synchrony Financial	$2,700	$2,531
Other noncontrolling interests in consolidated affiliates(a)	383	368
Total	$3,083	$2,899

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates.

2015 2Q FORM 10-Q 49

CHANGES TO NONCONTROLLING INTERESTS

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Beginning balance	$2,987	$440	$2,899	$432
Net earnings	93	10	184	21
Dividends	(2)	(1)	(4)	(1)
Dispositions	(6)	(92)	(6)	(92)
Other (including AOCI)	11	(7)	10	(10)
Ending balance	$3,083	$350	$3,083	$350

OTHER

We did not pay any quarterly dividends or special dividends to GE in the three months ended June 30, 2015. We paid quarterly dividends of $583 million and special dividends of $333 million to GE in the three months ended June 30, 2014. We paid quarterly dividends of $450 million and did not pay any special dividends to GE in the six months ended, June 30, 2015. We paid quarterly dividends of $1,083 million and special dividends of $333 million to GE in the six months ended June 30, 2014.

2015 2Q FORM 10-Q 50

NOTE 9. REVENUES FROM SERVICES

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Interest on loans	$2,955	$3,038	$5,892	$6,066
Equipment leased to others	1,194	1,149	2,340	2,289
Fees	795	794	1,587	1,614
Investment income	431	518	975	1,011
Associated companies(a)	381	249	735	607
Premiums earned by insurance activities	380	380	709	733
Financing leases	96	93	191	231
Other items(b)	(36)	20	(1,331)	227
Total	$6,196	$6,241	$11,098	$12,778

(a)	Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest is included total assets at June 30, 2015 and December 31, 2014 of $58,749 million and $78,632 million, respectively. Assets were primarily financing receivables of $31,750 million and $46,481 million at June 30, 2015 and December 31, 2014, respectively. Total liabilities were $41,773 million and $57,273 million, consisted primarily of bank deposits of $158 million and $1,853 million at June 30, 2015 and December 31, 2014, respectively, and debt of $35,545 million and $39,147 million at June 30, 2015 and December 31, 2014, respectively. Revenues for the three months ended June 30, 2015 and 2014 totaled $3,259 million and $3,670 million, respectively, and net earnings for the three months ended June 30, 2015 and 2014 totaled $403 million and $599 million, respectively. Revenues for the six months ended June 30, 2015 and 2014 totaled $6,479 million and $7,214 million, respectively, and net earnings for the six months ended June 30, 2015 and 2014 totaled $702 million and $1,035 million, respectively.
(b)	During the six months ended June 30, 2015, other items primarily included impairments related to equity method investments ($1,392 million) in connection with the GE Capital Exit Plan.

NOTE 10. FAIR VALUE MEASUREMENTS

RECURRING FAIR VALUE MEASUREMENTS

Our assets and liabilities measured at fair value on a recurring basis include investment securities primarily supporting obligations to annuitants and policyholders in our run-off insurance operations and supporting obligations to holders of GICs in Trinity.
2015 2Q FORM 10-Q 51

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance
June 30, 2015
Assets
Investment securities
Debt
U.S. corporate	$-		$19,817		$3,019	$-		$22,836
State and municipal	-		4,222		101	-		4,323
Residential mortgage-backed	-		1,156		2	-		1,158
Commercial mortgage-backed	-		2,459		2	-		2,461
Asset-backed	-		22		76	-		98
Corporate ̶ non-U.S.	12		618		283	-		913
Government ̶ non-U.S.	28		1,808		2	-		1,838
U.S. government and federal agency	-		5,291		293	-		5,584
Retained interests
Equity
Available-for-sale	104		15		6	-		125
Trading	19		-		-	-		19
Derivatives(c)	-		6,083		69	(5,514)		638
Total	$163		$41,491		$3,853	$(5,514)		$39,993
Liabilities
Derivatives	$-		$4,659		$9	$(4,587)		$81
Other	-		19		-	-		19
Total	$-		$4,678		$9	$(4,587)		$100

December 31, 2014
Assets
Investment securities
Debt
U.S. corporate	$-		$20,659		$3,044	$-		$23,703
State and municipal	-		4,560		115	-		4,675
Residential mortgage-backed	-		1,676		16	-		1,692
Commercial mortgage-backed	-		3,054		9	-		3,063
Asset-backed	-		172		123	-		295
Corporate ̶ non-U.S.	-		680		336	-		1,016
Government ̶ non-U.S.	-		1,708		2	-		1,710
U.S. government and federal agency	-		1,747		266	-		2,013
Equity
Available-for-sale	108		15		9	-		132
Trading	21		-		-	-		21
Derivatives(c)	-		8,981		27	(7,378)		1,630
Total	$129		$43,252		$3,947	$(7,378)		$39,950
Liabilities
Derivatives	$-		$4,218		$9	$(4,171)		$56
Other	-		20		-	-		20
Total	$-		$4,238		$9	$(4,171)		$76

(a)	There were no securities transferred between Level 1 and Level 2 in the six months ended June 30, 2015. There were $487 million of Government – non-U.S. and $13 million of Corporate – non-U.S. available-for-sale debt securities transferred from Level 1 to Level 2 in the twelve months ended December 31, 2014 primarily attributable to changes in market observable data.
(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)	The fair value of derivatives includes an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $15 million and $15 million at June 30, 2015 and December 31, 2014, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

2015 2Q FORM 10-Q 52

LEVEL 3 INSTRUMENTS

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners' equity.

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE THREE MONTHS ENDED

										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included	included				into	out of	Balance at	still held at
(In millions)	April 1	in earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	June 30	June 30(c)

2015
Investment securities
Debt
U.S. corporate	$3,150	$4	$(145)	$81	$(38)	$(20)	$-	$(13)	$3,019	$-
State and municipal	114	-	(5)	-	-	(8)	-	-	101	-
RMBS	2	-	-	-	-	-	-	-	2	-
CMBS	2	-	-	-	-	-	-	-	2	-
ABS	111	(14)	(8)	-	-	-	-	(13)	76	-
Corporate – non-U.S.	290	-	(7)	-	-	-	-	-	283	-
Government – non-U.S.	2	-	-	-	-	-	-	-	2	-
U.S. government and
federal agency	291	-	2	-	-	-	-	-	293	-
Equity
Available-for-sale	5	-	-	6	(5)	-	-	-	6	-
Derivatives(d)(e)	30	(1)	1	(1)	-	-	42	-	71	-
Total	$3,997	$(11)	$(162)	$86	$(43)	$(28)	$42	$(26)	$3,855	$-

2014
Investment securities
Debt
U.S. corporate	$2,976	$13	$60	$187	$(156)	$(27)	$42	$(63)	$3,032	$-
State and municipal	105	-	4	1	-	-	-	-	110	-
RMBS	81	1	1	-	(16)	(1)	-	-	66	-
CMBS	11	-	-	-	-	-	-	-	11	-
ABS	142	1	2	-	-	(5)	-	(10)	130	-
Corporate – non-U.S.	510	12	36	-	(54)	-	1	(6)	499	-
Government – non-U.S.	1	-	-	-	-	-	-	-	1	-
U.S. government and
federal agency	232	-	17	-	-	-	-	-	249	-
Retained interests	1	-	-	-	-	-	-	-	1	-
Equity
Available-for-sale	11	-	-	2	(2)	(2)	-	-	9	-
Derivatives(d)(e)	18	4	-	-	-	-	-	-	22	4
Total	$4,088	$31	$120	$190	$(228)	$(35)	$43	$(79)	$4,130	$4

(a)	Earnings effects are primarily included in the "Revenues from services" and "Interest" captions in the Statement of Earnings (Loss).
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)	Represents derivative assets net of derivative liabilities and included cash accruals of $11 million and $8 million not reflected in the fair value hierarchy table for the three months ended June 30, 2015 and 2014, respectively.
(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

2015 2Q FORM 10-Q 53

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE SIX MONTHS ENDED

										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included	included				into	out of	Balance at	still held at
(In millions)	January 1	in earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	June 30	June 30(c)

2015
Investment securities
Debt
U.S. corporate	$3,044	$11	$(86)	$174	$(55)	$(56)	$-	$(13)	$3,019	$-
State and municipal	115	-	(4)	-	-	(10)	-	-	101	-
RMBS	16	5	(4)	-	(15)	-	-	-	2	-
CMBS	9	-	-	-	(7)	-	-	-	2	-
ABS	123	(14)	(5)	-	(12)	(3)	-	(13)	76	-
Corporate – non-U.S.	336	-	(4)	-	(49)	-	-	-	283	-
Government – non-U.S.	2	-	-	-	-	-	-	-	2	-
U.S. government and
federal agency	266	-	28	-	-	(1)	-	-	293	-
Equity
Available-for-sale	9	2	(2)	6	(5)	(4)	-	-	6	-
Derivatives(d)(e)	28	(1)	3	(1)	-	-	42	-	71	-
Total	$3,948	$3	$(74)	$179	$(143)	$(74)	$42	$(26)	$3,855	$-

2014
Investment securities
Debt
U.S. corporate	$2,751	$18	$127	$338	$(156)	$(68)	$138	$(116)	$3,032	$-
State and municipal	96	-	7	10	-	(3)	-	-	110	-
RMBS	86	1	-	-	(16)	(5)	-	-	66	-
CMBS	10	-	-	-	-	(1)	2	-	11	-
ABS	145	2	4	-	-	(11)	-	(10)	130	-
Corporate – non-U.S.	503	13	43	-	(54)	(1)	1	(6)	499	-
Government – non-U.S.	31	-	-	-	-	-	-	(30)	1	-
U.S. government and
federal agency	225	-	26	-	-	-	-	(2)	249	-
Retained interests	1	-	-	-	-	-	-	-	1	-
Equity
Available-for-sale	11	-	-	2	(2)	(2)	-	-	9	-
Derivatives(d)(e)	19	4	-	-	-	-	(1)	-	22	10
Total	$3,878	$38	$207	$350	$(228)	$(91)	$140	$(164)	$4,130	$10

(a)	Earnings effects are primarily included in the "Revenues from services" and "Interest" captions in the Statement of Earnings (Loss).
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)	Represents derivative assets net of derivative liabilities and included cash accruals of $11 million and $8 million not reflected in the fair value hierarchy table for the six months ended June 30, 2015 and 2014, respectively.
(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.
2015 2Q FORM 10-Q 54

NON-RECURRING FAIR VALUE MEASUREMENTS
The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at June 30, 2015 and December 31, 2014.

	Remeasured during		Remeasured during
	the six months ended June 30, 2015		the year ended December 31, 2014
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and financing receivables held for sale	$-	$22,532	$1	$584
Cost and equity method investments	-	2,105	-	334
Long-lived assets, including real estate	-	154	102	718
Total	$-	$24,791	$103	$1,636

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at June 30, 2015 and 2014.

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014

Financing receivables and financing receivables held for sale	$(27)	$(89)	$(2,447)	$(117)
Cost and equity method investments	(14)	(44)	(1,462)	(204)
Long-lived assets, including real estate	(24)	(56)	(46)	(73)
Total	$(65)	$(189)	$(3,955)	$(394)

2015 2Q FORM 10-Q 55

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS
				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted average)

June 30, 2015
Recurring fair value measurements
Investment securities - Debt
U.S. corporate	$855	Income approach	Discount rate(a)	1.8%-11.0% (7.0%)
State and municipal	17	Income approach	Discount rate(a)	5.2%-5.2% (5.2%)
Asset-backed	76	Income approach	Discount rate(a)	5.0%-5.5% (5.4%)
Corporate ̶ non-U.S.	227	Income approach	Discount rate(a)	6.0%-14.0% (7.4%)

Non-recurring fair value measurements
Financing receivables and financing receivables held for sale	$22,483	Income approach	Discount rate(a)	0.1%-8.0% (6.7%)

Cost and equity method investments	1,867	Market comparables	Price to book multiple	0.4X-0.7X (0.6X)

Long-lived assets, including real estate	17	Income approach	Discount rate(a)	2.0%-10.8% (6.8%)

December 31, 2014
Recurring fair value measurements
Investment securities - Debt
U.S. corporate	$917	Income approach	Discount rate(a)	1.5%-14.8% (6.6%)
State and municipal	17	Income approach	Discount rate(a)	4.9%-4.9% (4.9%)
Asset-backed	102	Income approach	Discount rate(a)	4.3%-9.0% (5.6%)
Corporate ̶ non-U.S.	278	Income approach	Discount rate(a)	3.3%-14.0% (6.5%)

Non-recurring fair value measurements

Cost and equity method investments	309	Income approach	Discount rate(a)	8.0%-10.0% (9.4%)
		Market comparables	EBITDA multiple	1.8X-5.2X (4.8X)

Long-lived assets, including real estate	664	Income approach	Discount rate(a)	2.0%-10.8% (6.7%)

(a)	Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

At June 30, 2015 and December 31, 2014, other Level 3 recurring fair value measurements of $2,664 million and $2,594 million, respectively, and non-recurring measurements of $297 million and $657 million, respectively, are valued using non-binding broker quotes or other third-party sources. At June 30, 2015 and December 31, 2014, other recurring fair value measurements of $5 million and $30 million, respectively, and non-recurring fair value measurements of $127 million and $6 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.
2015 2Q FORM 10-Q 56

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

	June 30, 2015			December 31, 2014
		Assets (liabilities)			Assets (liabilities)
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
(In millions)	amount	amount (net)	fair value	amount	amount (net)	fair value

Assets
Loans	$ (a)	$75,795	$82,002	$ (a)	$115,889	$120,067
Other commercial mortgages	(a)	1,400	1,549	(a)	1,427	1,508
Loans held for sale	(a)	26,998	27,560	(a)	778	799
Other financial instruments(b)	(a)	144	179	(a)	122	136
Liabilities
Borrowings and bank deposits(c)(d)(e)	(a)	(296,389)	(308,380)	(a)	(317,674)	(333,956)
Investment contract benefits	(a)	(2,871)	(3,352)	(a)	(2,970)	(3,565)
Guaranteed investment contracts	(a)	(970)	(996)	(a)	(1,000)	(1,031)
Insurance - credit life(f)	-	-	-	1,843	(90)	(77)

(a)	These financial instruments do not have notional amounts.
(b)	Principally comprises cost method investments.
(c)	See Note 6.
(d)	Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2015 and December 31, 2014 would have been reduced by $3,331 million and $5,020 million, respectively.
(e)            Included $2,569 million and $2,888 million of accrued interest in estimated fair value at June 30, 2015 and December 31, 2014, respectively.
(f)	Net of reinsurance of none and $964 million at June 30, 2015 and December 31, 2014, respectively.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

(In millions)	June 30, 2015	December 31, 2014

Ordinary course of business lending commitments(a)	$744	$1,214
Unused revolving credit lines(b)
Commercial	2,514	2,908
Consumer – principally credit cards	315,220	306,188

(a)	Excluded investment commitments of $760 million and $818 million at June 30, 2015 and December 31, 2014, respectively.
(b)	Excluded amounts related to inventory financing arrangements, which may be withdrawn at our option, of $54 million and $47 million at June 30, 2015 and December 31, 2014, respectively.

2015 2Q FORM 10-Q 57

SECURITIES REPURCHASE AND REVERSE REPURCHASE ARRANGEMENTS

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At June 30, 2015, we were party to repurchase agreements totaling $251 million, which were reported in short-term borrowings on the financial statements. No repurchase agreements were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At June 30, 2015, we were party to reverse repurchase agreements totaling $13.8 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $219,000 million, approximately 99% or $216,000 million is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.
2015 2Q FORM 10-Q 58

FAIR VALUE OF DERIVATIVES

	June 30, 2015		December 31, 2014
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$4,480	$234	$5,859	$461
Currency exchange contracts	1,203	1,347	2,435	779
Other contracts	-	-	-	-
	5,683	1,581	8,294	1,240

Derivatives not accounted for as hedges
Interest rate contracts	82	58	111	68
Currency exchange contracts	334	3,020	595	2,910
Other contracts	53	9	8	9
	469	3,087	714	2,987

Gross derivatives recognized in statement of
financial position
Gross derivatives	6,152	4,668	9,008	4,227
Gross accrued interest	1,047	(73)	1,392	(24)
	7,199	4,595	10,400	4,203

Amounts offset in statement of financial position
Netting adjustments(a)	(3,529)	(3,544)	(3,695)	(3,710)
Cash collateral(b)	(1,985)	(1,043)	(3,683)	(461)
	(5,514)	(4,587)	(7,378)	(4,171)

Net derivatives recognized in statement of
financial position
Net derivatives	1,685	8	3,022	32

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(1,123)	-	(3,003)	-

Net amount	$562	$8	$19	$32

Derivatives are classified in the captions "Other assets" and "Other liabilities" and the related accrued interest is classified in "Other receivables" and "Other liabilities" in our financial statements.
(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At June 30, 2015 and December 31, 2014, the cumulative adjustment for non-performance risk was a gain (loss) of $15 million and $15 million, respectively.

(b)	Excluded excess cash collateral received and posted of $189 million and $105 million at June 30, 2015, respectively, and $58 million and $211 million at December 31, 2014, respectively.
(c)	Excluded excess securities collateral received of $0 million and $385 million at June 30, 2015 and December 31, 2014, respectively.

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
2015 2Q FORM 10-Q 59

EARNINGS EFFECTS OF FAIR VALUE HEDGING RELATIONSHIPS

	Three months ended June 30
	2015		2014
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$(1,937)	$1,884	$725	$(774)
Currency exchange contracts	7	(7)	(5)	5

Fair value hedges resulted in $(53) million and $(49) million of ineffectiveness in the three months ended June 30, 2015 and 2014, respectively. In both the three months ended June 30, 2015 and 2014, there were insignificant amounts excluded from the assessment of effectiveness.

EARNINGS EFFECTS OF FAIR VALUE HEDGING RELATIONSHIPS

	Six months ended June 30
	2015		2014
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$(877)	$793	$1,715	$(1,779)
Currency exchange contracts	-	(1)	(3)	2

Fair value hedges resulted in $(85) million and $(65) million of ineffectiveness in the six months ended June 30, 2015 and 2014, respectively. In both the six months ended June 30, 2015 and 2014, there were insignificant amounts excluded from the assessment of effectiveness.

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

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended June 30		for the three months ended June 30
(In millions)	2015	2014	2015	2014

Interest rate contracts	$(7)	$(12)	$(22)	$(60)
Currency exchange contracts	380	(148)	428	(144)
Total(a)	$373	$(160)	$406	$(204)

(a)            Gain (loss) is recorded in revenues from services and interest when reclassified to earnings.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the six months ended June 30		for the six months ended June 30
(In millions)	2015	2014	2015	2014

Interest rate contracts	$(10)	$(9)	$(61)	$(129)
Currency exchange contracts	(658)	35	(525)	(10)
Total(a)	$(668)	$26	$(586)	$(139)

(a)            Gain (loss) is recorded in revenues from services and interest when reclassified to earnings.
2015 2Q FORM 10-Q 60

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $164 million loss at June 30, 2015. We expect to transfer $214 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the six months ended June 30, 2015 and 2014, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2015 and 2014, the maximum term of derivative instruments that hedge forecasted transactions was 17 years and 18 years, respectively. See Note 8 for additional information about reclassifications out of AOCI.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness were insignificant for each reporting period.

NET INVESTMENT HEDGES IN FOREIGN OPERATIONS

We use currency exchange derivatives to protect our net investments in global operations conducted in non-U.S. dollar currencies. For derivatives that are designated as hedges of net investment in a foreign operation, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivatives are recorded as a component of AOCI until such time as the foreign entity is substantially liquidated or sold, or upon the loss of a controlling interest in a foreign entity. Additionally, lower of cost or fair value, less cost to sell, assessments of foreign entities classified as held for sale take into account the related AOCI. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, is excluded from the effectiveness assessment.

GAINS (LOSSES) RECOGNIZED THROUGH CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the three months ended June 30		for the three months ended June 30
(In millions)	2015	2014	2015	2014

Currency exchange contracts	$(1,551)	$435	$(196)	$-

Reclassifications from CTA of $(45) million and $0 million were recorded in GECC revenues from services and $(151) million and $0 million in discontinued operations in the three months ended June 30, 2015 and 2014, respectively.
The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(12) million and $(169) million in the three months ended June 30, 2015 and 2014, respectively, and were recorded in interest and other financial charges.

GAINS (LOSSES) RECOGNIZED THROUGH CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the six months ended June 30		for the six months ended June 30
(In millions)	2015	2014	2015	2014

Currency exchange contracts	$3,438	$(598)	$589	$10

Reclassifications from CTA of $(34) million and $0 million were recorded in GECC revenues from services and $623 million and $10 million in discontinued operations in the six months ended June 30, 2015 and 2014, respectively.
The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(56) million and $(311) million in the six months ended June 30, 2015 and 2014, respectively, and were recorded in interest and other financial charges.

2015 2Q FORM 10-Q 61

FREE-STANDING DERIVATIVES

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the six months ended June 30, 2015 on derivatives not designated as hedges were $(2,132) million composed of amounts related to interest rate contracts of $(64) million, currency exchange contracts of $(2,076) million, and other derivatives of $8 million. These losses were offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the six months ended June 30, 2014 on derivatives not designated as hedges were $677 million composed of amounts related to interest rate contracts of $(23) million, currency exchange contracts of $701 million and other derivatives of $(1) million. These losses were offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $3,108 million at June 30, 2015, of which $1,985 million was cash and $1,123 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,043 million at June 30, 2015. At June 30, 2015, our exposure to counterparties (including accrued interest), net of collateral we hold, was $561 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was an insignificant amount at June 30, 2015. This excludes embedded derivatives.
2015 2Q FORM 10-Q 62

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
•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment with $487 million of assets and $486 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $327 million of assets and $180 million of liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers' compensation coverage for GE with $1,162 million of assets and $548 million of liabilities.

2015 2Q FORM 10-Q 63

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs

			Consolidated Securitization Entities(b)

			Credit	Trade
(In millions)	Trinity	(a)	cards	receivables		Other	Total

June 30, 2015
Assets(c)
Financing receivables, net	$-		$24,199	$3,148	(d)	$898	$28,245
Investment securities	2,203		-	-		983	3,186
Other assets	154		143	2		1,145	1,444
Total	$2,357		$24,342	$3,150		$3,026	$32,875

Liabilities(c)
Borrowings	$-		$-	$-		$617	$617
Non-recourse borrowings	-		13,948	2,704		339	16,991
Other liabilities	986		18	34		1,233	2,271
Total	$986		$13,966	$2,738		$2,189	$19,879

December 31, 2014
Assets(c)
Financing receivables, net	$-		$25,645	$3,028	(d)	$1,030	$29,703
Investment securities	2,369		-	-		1,005	3,374
Other assets	17		1,059	2		1,397	2,475
Total	$2,386		$26,704	$3,030		$3,432	$35,552

Liabilities(c)
Borrowings	$-		$-	$-		$513	$513
Non-recourse borrowings	-		14,967	2,692		436	18,095
Other liabilities	1,022		332	26		1,129	2,509
Total	$1,022		$15,299	$2,718		$2,078	$21,117

(a)	Excluded intercompany advances from GECC to Trinity, which were eliminated in consolidation of $1,138 million and $1,565 million at June 30, 2015 and December 31, 2014, respectively.
(b)	We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At June 30, 2015 and December 31, 2014, the amounts of commingled cash owed to the CSEs were $921 million and $1,091 million, respectively, and the amounts owed to us by CSEs were $193 million and $391 million, respectively.
(c)	Asset amounts exclude intercompany receivables for cash collected on behalf of the entities by GECC as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities' liabilities. If these intercompany receivables were included in the table above, assets would be higher. In addition, other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.
(d)	Included $785 million and $686 million of receivables at June 30, 2015 and December 31, 2014, respectively, originated by GE Appliances. We require third party debt holder consent to sell these assets. The receivables will be included in assets of businesses held for sale when the consent is received.

Revenues from services from our consolidated VIEs were $1,396 million and $1,371 million in the three months ended June 30, 2015 and 2014, respectively, and $2,903 million and $2,757 million in the six months ended June 30, 2015 and 2014, respectively. Related expenses consisted primarily of provisions for losses of $313 million and $252 million in the three months ended June 30, 2015 and 2014, respectively, and $525 million and $547 million in the six months ended June 30, 2015 and 2014, respectively, and interest of $68 million and $67 million in the three months ended June 30, 2015 and 2014, respectively, and $133 million and $126 million in the six months ended June 30, 2015 and 2014, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.
2015 2Q FORM 10-Q 64

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

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the characteristics of the investment we hold.

INVESTMENTS IN UNCONSOLIDATED VIEs

(In millions)	June 30, 2015	December 31, 2014

Other assets and investment securities	$486	$632
Financing receivables – net	113	120
Total investments	599	752

Contractual obligations to fund investments, guarantees or revolving lines of credit	28	27
Total	$627	$779

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and asset-backed securities issued by VIEs. Such investments were, by design, investment-grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

NOTE13. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES

As described in Note 4, our Consumer portfolio has been significantly reduced as all of our non-U.S. consumer financing receivables have been reclassified to either financing receivables held for sale or assets of businesses held for sale. In addition our Real Estate business and most of our CLL business have been classified as discontinued operations.

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

2015 2Q FORM 10-Q 65

PAST DUE AND NONACCRUAL FINANCING RECEIVABLES

	June 30, 2015					December 31, 2014
	Over 30 days	Over 90 days				Over 30 days	Over 90 days
(In millions)	past due	past due		Nonaccrual		past due	past due		Nonaccrual

Commercial
CLL	$548	$172		$20		$610	$131		$25
Energy Financial Services	7	7		28		-	-		68
GECAS	1	-		318		-	-		419
Total Commercial	556	179		366	(a)	610	131		512	(a)
Consumer	2,171	933	(b)	2	(c)	5,137	2,495	(b)	1,484	(c)
Total	$2,727	$1,112		$368		$5,747	$2,626		$1,996
Total as a percent of financing receivables	3.2%	1.3%		0.4%		4.5%	2.1%		1.6%

(a)	Included $349 million and $484 million at June 30, 2015 and December 31, 2014, respectively, which are currently paying in accordance with their contractual terms.
(b)
Included $931 million and $1,231 million of Consumer loans at June 30, 2015 and December 31, 2014, respectively, which are over 90 days past due and continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due.

(c)	Included none and $179 million at June 30, 2015 and December 31, 2014, respectively, which are currently paying in accordance with their contractual terms.

IMPAIRED LOANS AND RELATED RESERVES

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid			Average
	investment	principal	investment	investment	principal		Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance		allowance(a)	in loans

June 30, 2015

Commercial
CLL	$13	$15	$10	$4	$4		$3	$5
Energy Financial Services	28	29	45	-	-		-	8
GECAS	237	245	246	-	-		-	-
Other	-	-	-	-	-		-	-
Total Commercial(b)	278	289	301	4	4		3	13
Consumer(c)	-	-	46	719	626	(d)	238	1,162
Total	$278	$289	$347	$723	$630		$241	$1,175

December 31, 2014

Commercial
CLL	$10	$10	$7	$5	$5		$4	$4
Energy Financial Services	53	54	26	15	15		12	24
GECAS	329	337	88	-	-		-	15
Other	-	-	-	-	-		-	1
Total Commercial(b)	392	401	121	20	20		16	44
Consumer(c)	138	179	120	2,042	2,092		408	2,547
Total	$530	$580	$241	$2,062	$2,112		$424	$2,591

(a)
Write-offs to net realizable value are recognized against the allowance for losses primarily in the reporting period in which management has deemed all or a portion of the financing receivable to be uncollectible, but not later than 360 days after initial recognition of a specific reserve for a collateral dependent loan.

(b)
We recognized insignificant amounts of interest income, including none on a cash basis, in the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014, respectively, in CLL. The total average investment in impaired loans for the six months ended June 30, 2015 and the year ended December 31, 2014 was $314 million and $165 million, respectively.

(c)
We recognized $36 million, $126 million and $91 million of interest income, including $1 million, $5 million and $1 million on a cash basis, in the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014, respectively. The total average investment in impaired loans for the six months ended June 30, 2015 and the year ended December 31, 2014 was $1,208 million and $2,667 million, respectively.

(d)	Unpaid principal balance excludes accrued interest and fees.
2015 2Q FORM 10-Q 66

(In millions)	Non-impaired financing receivables	General reserves	Impaired loans	Specific reserves

June 30, 2015

Commercial	$22,763	$88	$282	$3
Consumer	60,712	3,064	719	238
Total	$83,475	$3,152	$1,001	$241

December 31, 2014

Commercial	$25,329	$77	$412	$16
Consumer	98,640	3,603	2,180	408
Total	$123,969	$3,680	$2,592	$424

IMPAIRED LOAN BALANCE CLASSIFIED BY THE METHOD USED TO MEASURE IMPAIRMENT

(In millions)			June 30, 2015	December 31, 2014

Discounted cash flow			$797	$2,149
Collateral value			204	443
Total			$1,001	$2,592

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At June 30, 2015, TDRs included in impaired loans were $808 million, primarily relating to Consumer ($719 million), GECAS ($79 million) and CLL ($10 million).

Impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans. Impaired loans classified as TDRs in our Consumer business were $719 million and $2,132 million at June 30, 2015 and December 31, 2014, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract. For the six months ended June 30, 2015, we modified $227 million of U.S. consumer loans, primarily credit cards for borrowers experiencing financial difficulties, which are classified as TDRs. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $715 million and $1,150 million of consumer loans modifications classified as TDRs in the twelve months ended June 30, 2015 and 2014, respectively, $35 million and $80 million have subsequently experienced a payment default in the six months ended June 30, 2015 and 2014, respectively.

SUPPLEMENTAL CREDIT QUALITY INFORMATION

COMMERCIAL

Substantially all of our Commercial financing receivables portfolio is secured lending and we assess the overall quality of the portfolio based on the potential risk of loss measure. The metric incorporates both the borrower's credit quality along with any related collateral protection.

2015 2Q FORM 10-Q 67

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

COMMERCIAL FINANCING RECEIVABLES BY RISK CATEGORY

	Secured
(In millions)	A	B	C	Total

June 30, 2015

CLL	$12,159	$37	$32	$12,228
Energy Financial Services	2,495	41	142	2,678
GECAS	7,206	225	97	7,528
Other	151	-	-	151
Total	$22,011	$303	$271	$22,585

December 31, 2014

CLL	$14,271	$49	$98	$14,418
Energy Financial Services	2,479	60	16	2,555
GECAS	7,908	237	118	8,263
Other	130	-	-	130
Total	$24,788	$346	$232	$25,366

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

At June 30, 2015 and December 31, 2014, our unsecured commercial financing receivables included $172 million and $88 million rated A, and $288 million and $287 million rated B, respectively. We did not have any unsecured commercial financing receivables rated C at June 30, 2015 and December 31, 2014, respectively.
2015 2Q FORM 10-Q 68

CONSUMER

At June 30, 2015, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 62 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 67% relate to credit card loans that are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 33% are sales finance receivables that provide financing to customers in areas such as electronics, recreation, medical and home improvement.

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

	Refreshed FICO score
	June 30, 2015			December 31, 2014
	661 or	601 to	600 or	661 or	601 to	600 or
(in millions)	higher	660	less	higher	660	less

U.S. installment and
revolving credit	$44,080	$11,736	$4,149	$43,466	$11,865	$4,532

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

At June 30, 2015, Consumer - Other financing receivables of $1,170 million, $120 million and $176 million were rated A, B and C, respectively. At December 31, 2014, Consumer – Other financing receivables of $5,006 million, $276 million and $382 million were rated A, B and C, respectively.

2015 2Q FORM 10-Q 69

EXHIBITS

Exhibit 2
Purchase and Sale Agreement, by and among General Electric Capital Corporation and Certain Affiliates as Seller Parties and BRE Imagination Holdco LLC, BRE Imagination Germany I LLC and BRE Imagination Germany II LLC as Purchaser, dated April 10, 2015, as amended by a Letter Agreement detailing certain amendments to the Purchase and Sale Agreement, dated July 15, 2015.

Exhibit 10
Amended and Restated Agreement, between General Electric Company and General Electric Capital Corporation, dated April 10, 2015 (Incorporated by reference to Exhibit 10 of General Electric Company's Current Report on Form 8-K dated April 10, 2015 (Commission file number 001-00035)).

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
Exhibit 101
The following materials from General Electric Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and six months ended June 30, 2015 and 2014, (ii) Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iii) Statement of Changes in Shareowners' Equity for the six months ended June 30, 2015 and 2014, (iv) Statement of Financial Position at June 30, 2015 and December 31, 2014, (v) Statement of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

2015 2Q FORM 10-Q 70

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	26-69

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5-21,23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not Applicable(a)

Item 4.	Controls and Procedures	22

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	24-25

Item 1A.	Risk Factors	Not applicable(b)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not applicable

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	Not applicable

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	70

Signatures		72

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

2015 2Q FORM 10-Q 71

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
July 29, 2015	/s/ Walter Ielusic
Date	Walter Ielusic Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

2015 2Q FORM 10-Q 72