Form 10-Q
period 2015-09-30
GENERAL ELECTRIC CAPITAL CORP
filed 2015-11-02
CIK 40554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☑
At September 30, 2015, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $14 per share were outstanding.
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

•	our success in completing, including obtaining regulatory approvals for, announced transactions, such as GE's announced plan and transactions to reduce the size of its financial services business;
•	our success in integrating acquired businesses and operating joint ventures;
•	the impact of potential information technology or data security breaches; and
•	the other factors that are described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.  We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts.  Actual results could differ materially.
2015 3Q FORM 10-Q  PAGE 4

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
2015 3Q FORM 10-Q  PAGE 5

CONSOLIDATED RESULTS

THE GE CAPITAL EXIT PLAN

On April 10, 2015, GE announced its plan (the GE Capital Exit Plan) to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months, and to focus on continued investment and growth in GE's industrial businesses. Under the GE Capital Exit Plan, which was approved on April 2, 2015 and aspects of which were approved on March 31, 2015, GE will retain certain GECC businesses, principally its vertical financing businesses—GE Capital Aviation Services (GECAS), Energy Financial Services (EFS) and Healthcare Equipment Finance—that directly relate to GE's core industrial domain and other operations, including Working Capital Solutions and our run-off insurance activities (together referred to as GE Capital Verticals or Verticals). The assets planned for disposition include Real Estate, most of Commercial Lending and Leasing (CLL) and all Consumer platforms (including all U.S. banking assets). GE expects to execute this strategy using an efficient approach for exiting non-vertical assets that works for GE's and GECC's debt holders and GE's shareowners. An element of this approach involves a merger of GECC into GE to assure compliance with debt covenants as GECC exits non-vertical assets, and the creation of a new intermediate holding company to hold GECC's businesses after the merger. GE has discussed the GE Capital Exit Plan, aspects of which are subject to regulatory review and approval, with its regulators and staff of the Financial Stability Oversight Council (FSOC) and will work closely with these bodies to take the actions necessary over time to terminate the FSOC's designation of GECC (and the new intermediate holding company, as applicable) as a nonbank systemically important financial institution (nonbank SIFI).

It is expected that as a result of the GE Capital Exit Plan, the GE Capital businesses that will remain with GE will account for about $90 billion in ending net investment (ENI), excluding liquidity, including about $40 billion in the U.S. ENI is a metric used to measure the total capital invested in the financial services businesses. GE Capital's ENI, excluding liquidity* at September 30, 2015 was $176 billion.

REORGANIZATION AND EXCHANGE OFFERS

The merger and creation of a new intermediate holding company is part of a reorganization of GECC's businesses (the Reorganization) pursuant to which GE will also separate GECC's international and U.S. operations. GECC's international operations will be consolidated under a new international holding company (GE Capital International Holdings) and will have a separate capital structure and be supervised by the U.K. Prudential Regulation Authority. The Reorganization, Exchange Offers (as described below) and establishment of GE Capital International Holdings are intended, among other things, to establish an efficient and simplified capital structure that is satisfactory to GECC's regulators, a key step in terminating the nonbank systemically important financial institution designation for GECC. In addition, the Exchange Offers were designed to align the liabilities of GE Capital International Holdings to its assets from a maturity profile and liquidity standpoint, taking into consideration asset sales, and where appropriate, shortening the maturity profile of targeted liabilities.

As part of the GE Capital Exit Plan, on September 21, 2015 GE Capital commenced private offers to exchange (the Exchange Offers) up to $30 billion of certain outstanding debt for new notes with maturities of six months, five years, ten years or twenty years. On October 19, 2015, given the high level of participation, the offering was increased by $6 billion with the aggregate principal amount of $36 billion of outstanding notes being tendered for exchange and settled on October 26, 2015. The new notes that were issued at closing are composed of $15.3 billion of 0.964% Six Month Notes due 2016, £0.8 billion of 1.363% Six Month Notes due 2016, $6.1 billion of 2.342% Notes due 2020, $2.0 billion of 3.373% Notes due 2025 and $11.5 billion of 4.418% Notes due 2035. Of the $16.2 billion exchanged into the Six Month Notes, $1.3 billion is in short term borrowings at September 30, 2015. GECC will continue to evaluate the opportunity to repurchase debt while maintaining our liquidity at the levels communicated as part of the GE Capital Exit Plan. The new notes have been fully, irrevocably and unconditionally guaranteed by GE.

*Non-GAAP Financial Measure
2015 3Q FORM 10-Q  PAGE 6

SALES AGREEMENTS

During the first nine months of 2015, GE signed agreements to sell approximately $94 billion of ENI, excluding liquidity (as originally reported at December 31, 2014), of which approximately $45 billion and $33 billion related to the CLL and Real Estate businesses, respectively. CLL transactions signed in the third quarter 2015 included approximately $9.3 billion related to its Healthcare Financial Services U.S. lending business with Capital One, approximately $7.6 billion related to its Transportation Finance business in the U.S. and Canada with BMO Financial Group, and approximately $1.8 billion related to its Mubadala joint venture with MidCap Finco. Ltd., which is managed by Apollo Capital Management. Of the signed agreements, approximately $60 billion have closed, including approximately $30 billion and $21 billion related to Real Estate and CLL, respectively. The Real Estate transactions that have closed included the majority of GECC's Real Estate debt and equity portfolio sold to funds managed by The Blackstone Group (which, in turn, sold a portion of this portfolio to Wells Fargo & Company). In connection with The Blackstone Group transactions, GECC provided $3.2 billion of seller financing to The Blackstone Group, which GECC intends to syndicate by 2016. As of September 30, 2015, GECC has collected or sold approximately $0.4 billion of this seller financing. The CLL transactions that have closed included its U.S. and European Sponsor Finance businesses and the majority of its Global Fleet services business.

In addition, during October 2015, we signed agreements to sell approximately $32 billion of ENI, excluding liquidity (as originally reported at December 31, 2014) related to our CLL business.  These signed CLL transactions included approximately $30 billion related to our global Commercial Distribution Finance, North American Vendor Finance and North American Corporate Finance businesses with Wells Fargo & Company and approximately $2 billion related to our Corporate Aircraft portfolio with Global Jet Capital.

AFTER-TAX CHARGES RELATED TO THE GE CAPITAL EXIT PLAN

In connection with the GE Capital Exit Plan announced on April 10, GE estimated that it would incur approximately $23 billion in after-tax charges through 2016, approximately $6 billion of which are expected to result in future net cash expenditures. These charges relate to: business dispositions, including goodwill allocations (approximately $13 billion), tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets (approximately $7 billion), and restructuring and other charges (approximately $3 billion).

In the nine months ended September 30, 2015, GE recorded $21.1 billion of after-tax charges related to the GE Capital Exit Plan, including $0.4 billion of after-tax charges recorded in the third quarter of 2015, primarily exit-related charges in our CLL business, partially offset by income associated with operations in CLL and Real Estate. A description of after-tax charges for the nine months ended September 30, 2015 is provided below.

•
$9.8 billion of net loss primarily related to the planned disposition of the Real Estate business and most of the CLL business, which is recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

•
$6.2 billion of tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets, of which $6.1 billion is reported in GECC's Corporate component and $0.2 billion is reported in our Consumer business all recorded in continuing operations under the caption "Benefit (provision) for income taxes" in the Statement of Earnings.

•
$4.7 billion of net asset impairments due to shortened hold periods, of which $3.2 billion is recorded in continuing operations in our Consumer business primarily under the captions "Provisions for losses on financing receivables" and "Revenues from services" in the Statement of Earnings and $1.5 billion is recorded in discontinued operations in our CLL business under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

•
$0.4 billion of restructuring and other charges, of which $0.3 billion is recorded in continuing operations in GECC's Corporate component under the caption "Operating and administrative" in the Statement of Earnings and $0.1 billion is recorded in discontinued operations in our CLL business under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

2015 3Q FORM 10-Q  PAGE 7

GUARANTEE

As part of the GE Capital Exit Plan, on April 10, 2015, GE and GECC entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), GE has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment. In the aggregate, the Guarantee applied to approximately $184 billion of GECC debt as of September 30, 2015. The Guarantee replaced the requirement that GE make certain income maintenance payments to GECC in certain circumstances. GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by GE set forth in the Guarantee.

SYNCHRONY FINANCIAL EXCHANGE OFFER

On October 14, 2015, the Federal Reserve Board approved Synchrony Financial's application to operate as a publicly owned savings and loan holding company following completion of the exchange offer, conditioned on Synchrony Financial complying with certain conditions, including receipt of all required regulatory approvals, and on the commitments made in connection with Synchrony Financial's applications.

On October 19, 2015, GE commenced an offer to exchange GE common stock for common stock of GECC's approximately 84.6% owned subsidiary, Synchrony Financial. This exchange offer is in connection with the previously announced separation of Synchrony Financial and is expected to conclude the week of November 16, 2015. We estimate that the exchange will reduce the outstanding shares of GE common stock by approximately 6-7%. Following the completion of the share exchange, GECC expects the Federal Reserve Board to act in due course on its application to deregister as a savings and loan holding company but cannot predict the timing of the Federal Reserve Board's action. For further information about the Synchrony Financial transaction, see the Form S-4 filed by Synchrony Financial on October 19, 2015.

REVENUES AND EARNINGS

Revenues decreased 1% in the three months ended September 30, 2015 as a result of higher impairments and the effects of currency exchange, partially offset by higher gains and the effects of acquisitions.

Revenues decreased 9% in the nine months ended September 30, 2015 primarily due to the effects of the GE Capital Exit Plan.

Earnings decreased 13% in the three months ended September 30, 2015 primarily due to core decreases, including charges associated with the GE Capital Exit Plan and higher impairments, partially offset by higher gains, the effects of dispositions and lower provisions for losses on financing receivables.

Earnings decreased significantly in the nine months ended September 30, 2015 primarily due to charges associated with the GE Capital Exit Plan.

SIGNIFICANT DEVELOPMENTS IN 2015

•	The GE Capital Exit Plan – see above.
•	Budapest Bank – On June 29, 2015 we closed the sale of Budapest Bank to Hungary's government.
•
Australia and New Zealand (ANZ) Consumer Lending – At September 30, 2015, we had an agreement to sell our consumer finance business in Australia and New Zealand to a consortium including KKR, Varde Partners and Deutsche Bank for approximately 6.0 billion Australian dollars and 1.4 billion New Zealand dollars, respectively.

•	Milestone Aviation Group – On January 30, 2015, GECAS acquired Milestone Aviation Group, a helicopter leasing business, for approximately $1.8 billion.
•	Synchrony Financial – See above.
•	Dividends – GECC paid no dividends and $0.5 billion of dividends to GE in the three and nine months ended September 30, 2015, respectively.

2015 3Q FORM 10-Q  PAGE 8

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

	Three months ended September 30		Nine months ended September 30
(In billions)	2015	2014	2015	2014

(Benefit) provision for income taxes	$-	$-	$6.2	$(0.1)

2015 – 2014 COMMENTARY – THREE MONTHS ENDED SEPTEMBER 30

The GECC income tax rate for the third quarter of 2015 decreased to a negative (6.2%) from a negative (1.7%) in the third of 2014. The tax benefits when compared to the pre-tax income in each respective period resulted in the negative effective tax rates. The 4.5 percentage point decrease was primarily attributable to net tax benefits from marks on businesses held for sale and restructurings related to the GE Capital Exit Plan, partially offset by lower tax benefits on foreign operations.
2015 – 2014 COMMENTARY – NINE MONTHS ENDED SEPTEMBER 30
The negative nine month tax rate of 640.1% is caused by comparing the positive tax expense of $6.2 billion with the pre-tax loss of $1 billion resulting in a negative tax rate. As discussed in Note 7 to the consolidated financial statements, during the first nine months of 2015 in conjunction with the GE Capital Exit Plan we incurred tax expense of $6.2 billion related to expected repatriation of foreign earnings and write-off of deferred tax assets. The increase in the income tax expense from a benefit of $0.1 billion for the first nine months of 2014 to an expense of $6.2 billion for the first nine months of 2015 is primarily due to the tax impacts, discussed in Note 7 to the consolidated financial statements, related to the GE Capital Exit Plan.

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
2015 3Q FORM 10-Q  PAGE 9

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

2015 3Q FORM 10-Q  PAGE 10

SEGMENT OPERATIONS

Operating segments comprise our four segments focused on the broad markets they serve: Commercial Lending and Leasing, Consumer, Energy Financial Services and GECAS. The Chairman allocates resources to, and assesses the performance of, these four businesses.

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

We have reclassified certain prior-period amounts to conform to the current-period presentation.
2015 3Q FORM 10-Q  PAGE 11

SUMMARY OF OPERATING SEGMENTS

	Three months ended September 30			Nine months ended September 30
(In millions)	2015	2014	V%	2015	2014	V%

Revenues
CLL	$285	$251	14%	$790	$743	6%
Consumer	3,652	3,622	1%	9,237	10,822	(15)%
Energy Financial Services	225	344	(35)%	906	1,120	(19)%
GECAS	1,307	1,262	4%	3,935	3,952	- %
Total segment revenues	5,468	5,479	- %	14,867	16,637	(11)%
GECC corporate items and eliminations	843	905	(7)%	2,585	2,586	- %
Total revenues	$6,312	$6,384	(1)%	$17,452	$19,223	(9)%

Segment profit (loss)
CLL	$111	$90	23%	$286	$252	13%
Consumer	795	621	28%	(1,521)	1,879	U
Energy Financial Services	(38)	61	U	106	290	(63)%
GECAS	313	133	F	981	828	18%
Total segment profit (loss)	1,180	905	30%	(149)	3,249	U
GECC corporate items and eliminations	(445)	(62)	U	(7,245)	3	U
Earnings (loss) from continuing operations attributable to GECC	734	843	(13)%	(7,394)	3,252	U
Preferred stock dividends declared	-	-	- %	(161)	(161)	- %
Earnings (loss) from continuing operations attributable to
GECC common shareowner	734	843	(13)%	(7,555)	3,091	U
Earnings (loss) from discontinued operations, net of taxes	(347)	706	U	(10,332)	2,070	U
Net earnings (loss) attributable to GECC common shareowner	$387	$1,549	(75)%	$(17,887)	$5,161	U

(In millions)	September 30, 2015	December 31, 2014	September 30, 2014

Assets
CLL	$21,573	$21,673	$19,366
Consumer	120,879	135,987	140,529
Energy Financial Services	15,406	15,467	16,197
GECAS	45,816	42,625	42,960
GECC Corporate items and eliminations	230,146	286,818	290,392
Total assets	$433,819	$502,570	$509,444

2015 3Q FORM 10-Q  PAGE 12

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

CLL 2015 revenues increased 14% and net earnings increased 23% in the three months ended September 30, 2015. Revenues increased primarily as a result of organic revenue growth. Net earnings increased reflecting core increases.

CLL 2015 revenues increased 6% and net earnings increased 13% in the nine months ended September 30, 2015. Revenues increased primarily as a result of organic revenue growth, partially offset by the effects of currency exchange. Net earnings increased reflecting core increases.

CONSUMER

Consumer 2015 revenues increased 1% and net earnings increased 28% in the three months ended September 30, 2015. Revenues increased reflecting higher gains ($0.2 billion), organic revenue growth ($0.1 billion) and the effects of acquisitions, partially offset by the effects of dispositions ($0.2 billion) and the effects of currency exchange ($0.1 billion). Net earnings increased as a result of higher gains ($0.1 billion) and lower provisions for financing receivables ($0.1 billion), partially offset by core decreases.

Consumer 2015 revenues decreased 15% and net earnings decreased unfavorably in the nine months ended September 30, 2015. Revenues decreased as a result of higher impairments ($1.4 billion), the effects of dispositions ($0.5 billion) and the effects of currency exchange ($0.4 billion), partially offset by higher gains ($0.4 billion), organic revenue growth ($0.3 billion) and the effects of acquisitions. Net earnings decreased as a result of higher provisions for losses on financing receivables ($2.0 billion), higher impairments ($1.2 billion) and core decreases ($0.4 billion), partially offset by higher gains ($0.2 billion). These decreases are primarily related to the reclassification of assets within Consumer to financing receivables held-for-sale recorded at the lower of cost or fair value, less cost to sell ($2.2 billion), and asset impairments related to equity method investments in connection with the GE Capital Exit Plan ($1.2 billion).

ENERGY FINANCIAL SERVICES

Energy Financial Services 2015 revenues decreased 35% and net earnings decreased unfavorably in the three months ended September 30, 2015. Revenues decreased as a result of higher impairments ($0.2 billion), lower gains ($0.1 billion) and organic revenue declines, partially offset by the effects of dispositions ($0.2 billion). Net earnings decreased as a result of higher impairments ($0.1 billion) and lower gains, partially offset by the effects of dispositions ($0.1 billion).

Energy Financial Services 2015 revenues decreased 19% and net earnings decreased 63% in the nine months ended September 30, 2015. Revenues decreased as a result of organic revenue declines ($0.3 billion), higher impairments ($0.1 billion) and lower gains ($0.1 billion), partially offset by the effects of dispositions ($0.2 billion). Net earnings decreased as a result of core decreases ($0.2 billion), higher impairments ($0.1 billion) and lower gains, partially offset by the effects of dispositions ($0.1 billion).

GECAS

GECAS 2015 revenues increased 4% and net earnings increased favorably in the three months ended September 30, 2015. Revenues increased as a result of the effects of acquisitions ($0.1 billion), partially offset by organic revenue declines ($0.1 billion). Net earnings increased as a result of lower impairments ($0.1 billion), the effects of acquisitions and core increases.

GECAS 2015 revenues decreased slightly and net earnings increased 18% in the nine months ended September 30, 2015. Revenues decreased as a result of organic revenue declines ($0.4 billion), partially offset by the effects of acquisitions ($0.2 billion) and lower impairments ($0.1 billion). Net earnings increased as a result of lower impairments ($0.2 billion) and the effects of acquisitions ($0.1 billion), partially offset by core decreases ($0.1 billion).
2015 3Q FORM 10-Q  PAGE 13

GECC CORPORATE ITEMS AND ELIMINATIONS

Corporate items and eliminations included $0.2 billion of Treasury operation expenses and $0.1 billion of Treasury operation income in the three months ended September 30, 2015 and 2014, respectively, and $0.2 billion of Treasury operation expenses and $0.1 billion of Treasury operation income in the nine months ended September 30, 2015 and 2014, respectively, reflecting derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

Corporate items and eliminations included $6.2 billion of net unallocated tax expenses in the nine months ended September 30, 2015, primarily related to tax expenses on expected repatriation of foreign earnings and write-off of deferred tax assets related to the GE Capital Exit Plan.

Corporate items and eliminations included $0.1 billion and $0.1 billion of corporate headquarters expenses in the three months ended September 30, 2015 and 2014, respectively, and $0.5 billion and $0.3 billion in the nine months ended September 30, 2015 and 2014, respectively, encompassing executive staff and functional support to our businesses.

Certain amounts included in corporate items and eliminations are not allocated to the four operating businesses because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included an insignificant amount in both the three months ended September 30, 2015 and 2014, respectively, and $0.1 billion in both the nine months ended September 30, 2015 and 2014, respectively, primarily related to restructuring, rationalization and other charges.

DISCONTINUED OPERATIONS

Discontinued operations primarily included most of our CLL business, our Real Estate business and our U.S. mortgage business (WMC).

Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Earnings (loss) from discontinued operations, net of taxes	$(347)	$706	$(10,332)	$2,070

2015 – 2014 COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30

The third quarter 2015 loss from discontinued operations, net of taxes, primarily reflected the following:
•	$0.5 billion after-tax loss at our CLL business (including $1.2 billion after-tax impairment charges on planned disposals).
•	Third quarter 2015 losses were partially offset by $0.1 billion after-tax earnings at our Real Estate business, including a $0.2 billion after-tax gain on transactions closed in the quarter.

The third quarter 2014 earnings from discontinued operations, net of taxes, primarily reflected the following:
•	$0.5 billion of after-tax earnings from operations at our CLL business, and
•	$0.2 billion of after-tax earnings from operations at our Real Estate business.

2015 – 2014 COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30

The 2015 loss from discontinued operations, net of taxes, primarily reflected the following:
•	$8.2 billion after-tax loss at our CLL business (including a $8.4 billion after-tax loss on planned disposals), and
•	$2.2 billion after-tax loss at our Real Estate business primarily loss on planned disposals.

The 2014 earnings from discontinued operations, net of taxes, primarily reflected the following:
•	$1.4 billion of after-tax earnings from operations at our CLL business, and
•	$0.7 billion of after-tax earnings from operations at our Real Estate business.
2015 3Q FORM 10-Q  PAGE 14

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements.

STATEMENT OF FINANCIAL POSITION

MAJOR CHANGES IN OUR FINANCIAL POSITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015:

•	Cash and equivalents increased $13.3 billion. See the following Liquidity Sources and Statement of Cash Flows sections for additional information.
•	Financing receivables-net decreased $38.7 billion. See the following Financing Receivables section for additional information.
•	Financing receivables held for sale increased $22.9 billion. See the following Financing Receivables Held for Sale section for additional information.
•	Assets of discontinued operations decreased $65.0 billion, primarily due to the disposition of CLL businesses of $35.0 billion and Real Estate of $29.1 billion. See Note 2 for additional information.
•
Borrowings decreased $50.5 billion, primarily due to net repayments on borrowings of $43.4 billion, along with a $7.3 billion reduction in the balances driven by the strengthening of the U.S. dollar against all major currencies.

•
Bank deposits increased $4.8 billion, primarily due to an increase in U.S. bank deposits of $5.4 billion at Synchrony Financial, offset by a $0.7 billion reduction driven by the strengthening of the U.S. dollar in non-U.S. bank deposits.

•
Liabilities of discontinued operations decreased $5.0 billion, primarily due to the disposition of CLL businesses of $3.3 billion and Real Estate of $1.7 billion. See Note 2 for additional information.

FINANCING RECEIVABLES

Financing receivables held for investment are those that we have the intent and ability to hold for the foreseeable future and are measured at the principal amount outstanding, net of the allowance for losses, write-offs, unamortized discounts and premiums, and net deferred loan fees or costs.

At September 30, 2015, our financing receivables portfolio primarily relates to Synchrony Financial (our U.S. consumer business), Working Capital Solutions, which purchases GE customer receivables and GECAS, Energy Financial Services and Healthcare Equipment Finance (that directly relate to GE's core industrial businesses). The portfolios in our GECAS and Energy Financial Services businesses are collateralized by commercial aircraft and operating assets in the global energy and water industries, respectively. Our Healthcare Equipment Finance portfolio is collateralized by equipment used in the healthcare industry and the Working Capital Solutions portfolio is substantially recourse to GE or insured. Both the Healthcare Equipment Finance and Working Capital Solutions portfolios are reported in the CLL segment. Substantially all of the Synchrony Financial portfolio consists of U.S. consumer credit card and sales finance receivables and are reported in the Consumer segment.

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

2015 3Q FORM 10-Q  PAGE 15

FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES

	Financing receivables at			Nonaccrual receivables at				Allowance for losses at(a)
(In millions)	September 30, 2015	December 31, 2014		September 30, 2015		December 31, 2014		September 30, 2015	December 31, 2014

Commercial
CLL	$13,341	$14,418		$27		$25		$32	$21
Energy
Financial Services	2,443	2,580		82		68		14	26
GECAS	7,394	8,263		195		419		37	46
Other	506	480		-		-		2	-
Total Commercial	23,684	25,741		304		512		85	93
Consumer	63,520	100,820	(b)	2	(d)	1,484	(b)	3,372	4,011	(b)
Total	$87,204	$126,561		$306	(c)	$1,996		$3,457	$4,104

(a)
Write-offs to net realizable value are recognized against the allowance for losses primarily in the reporting period in which management has deemed all or a portion of the financing receivable to be uncollectible.

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

(c)	The majority of our $0.3 billion of nonaccrual loans at September 30, 2015 are currently paying in accordance with the contractual terms.
(d)	We continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due.

Financing receivables, before allowance for losses, decreased $39.4 billion from December 31, 2014, primarily as a result of reclassifications to financing receivables held for sale or assets of businesses held for sale (primarily Consumer) ($34.5 billion), write-offs ($5.6 billion) and the stronger U.S. dollar ($4.0 billion), partially offset by originations exceeding collections (which includes sales) ($5.8 billion).

Nonaccrual receivables decreased $1.7 billion from December 31, 2014, primarily due to reclassifications to financing receivables held for sale (including write-offs) or assets of businesses held for sale (primarily Consumer).

Allowance for losses decreased $0.6 billion from December 31, 2014, primarily as a result of write-offs on financing receivables reclassified to financing receivables held for sale and the transfer of that portion of the allowance for losses related to financing receivables reclassified to assets of businesses held for sale (primarily Consumer). The allowance for losses as a percent of total financing receivables increased from 3.2% at December 31, 2014 to 4.0% at September 30, 2015 reflecting decreases in both the allowance for losses and the overall financing receivables balance related to the financing receivables reclassified to financing receivables held for sale and assets of businesses held for sale as part of the GE Capital Exit Plan.
2015 3Q FORM 10-Q  PAGE 16

SELECTED RATIOS RELATED TO NONACCRUAL FINANCING RECEIVABLES AND THE ALLOWANCES FOR LOSSES

	Nonaccrual financing receivables				Allowance for losses			Allowance for losses
	as a percent of				as a percent of			as a percent of
	total financing receivables at				nonaccrual financing receivables at			total financing receivables at
	September 30, 2015		December 31, 2014		September 30, 2015	December 31, 2014		September 30, 2015		December 31, 2014

Commercial
CLL	0.2%		0.2%		118.5%	84.0%		0.2%		0.2%
Energy
Financial Services	3.4		2.6		17.1	38.2		0.6		1.0
GECAS	2.6		5.1		19.0	11.0		0.5		0.6
Other	-		-		-	-		0.4		-
Total Commercial	1.3		2.0		28.0	18.2		0.4		0.4
Consumer	-	(a)	1.5	(b)	(c)	270.3	(b)	5.3	(d)	4.0	(b)
Total	0.4		1.6		(c)	205.6		4.0		3.2

(a)	We continue to accrue interest on consumer credit cards until the accounts are written off in the period the account becomes 180 days past due.
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
(d)
The ratio of allowance for losses as a percent of financing receivables increased from 4.0% at December 31, 2014 to 5.3% at September 30, 2015, primarily reflecting the transfer of our non-U.S. Consumer financing receivables to financing receivables held for sale or assets of businesses held for sale.

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

The transfer of financing receivables to financing receivables held for sale and assets of businesses held for sale in the nine months ended September 30, 2015, totaled $29.0 billion and $5.5 billion, respectively. Prior to transferring the financing receivables to financing receivables held for sale we recognized a pre-tax provision for losses on financing receivables of $2.4 billion ($2.2 billion after-tax), to reduce the carrying value of the financing receivables to the lower of cost or fair value, less cost to sell, and wrote-off the associated balance of the allowance for losses of $2.9 billion to establish a new cost basis of the financing receivables held for sale at September 30, 2015.

For businesses held for sale, financing receivable balances of $5.5 billion and the related allowance for loan losses of $0.2 billion were reclassified to assets of businesses held for sale. The businesses held for sale were recorded at the lower of cost or fair value, less cost to sell.

A majority of the provision for losses on financing receivables recognized upon the transfer of financing receivables to financing receivables held for sale during the nine months ended September 30, 2015 relates to our Consumer non-U.S. residential mortgage portfolios in the U.K., France, Poland and Spain, which primarily comprise variable rate mortgages with a remaining weighted average maturity of more than ten years. We estimate that the effect on the provision for losses is largely attributable to credit loss exposures that are not incurred losses recognizable under GAAP but nevertheless affect fair value that would be determined by a market participant when pricing the portfolio.
2015 3Q FORM 10-Q  PAGE 17

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

Our 2015 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of long-term debt ($37.0 billion at December 31, 2014), principally through dispositions, asset sales and cash on hand. Long-term maturities and early redemptions were $12.9 billion in the third quarter of 2015.

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

On April 10, 2015, Moody's Investors Service (Moody's) downgraded the senior unsecured debt rating for GE to A1 from Aa3 following GE's April 10 announcement of the GE Capital Exit Plan. GE's P-1 short-term rating was affirmed. Moody's affirmed GECC's A1/P-1 ratings. The rating outlook for GE and GECC remains stable. On April 10, 2015, Standard & Poor's Rating Services (S&P) affirmed GE's AA+/A-1+ ratings and GECC's AA+/A-1+ ratings each with a stable outlook. On October 7, 2015, S&P revised its outlook on GE's credit rating to negative from stable. S&P affirmed GE's AA+/A-1+ ratings.

As part of the GE Capital Exit Plan, on September 21, 2015 GE Capital commenced private offers to exchange up to $30 billion of certain outstanding debt for new notes with maturities of six months, five years, ten years or twenty years. On October 19, 2015, given the high level of participation, the offering was increased by $6 billion with the aggregate principal amount of $36 billion of outstanding notes being tendered for exchange and settled on October 26, 2015. The new notes that were issued at closing are composed of $15.3 billion of 0.964% Six Month Notes due 2016, £0.8 billion of 1.363%  Six Month Notes due 2016, $6.1 billion of 2.342% Notes due 2020, $2.0 billion of 3.373 % Notes due 2025 and $11.5 billion of 4.418 % Notes due 2035. Of the $16.2 billion exchanged into the Six Month Notes, $1.3 billion is in short term borrowings at September 30, 2015. GECC will continue to evaluate the opportunity to
2015 3Q FORM 10-Q  PAGE 18

repurchase debt while maintaining our liquidity at the levels communicated as part of the GE Capital Exit Plan. The new notes have been fully, irrevocably and unconditionally guaranteed by GE.

LIQUIDITY SOURCES

We maintain liquidity sources of $97.0 billion that consisted of cash and equivalents of $82.3 billion, high-quality, liquid investments of $3.2 billion and cash and equivalents of $11.5 billion classified as discontinued operations and businesses held for sale. Additionally, we have $45.3 billion of committed unused credit lines.

CASH AND EQUIVALENTS

(In billions)	September 30, 2015

U.S.	$37.0
Non-U.S.	45.3	(a)
Total consolidated	$82.3	(b)

(a)	Of this amount at September 30, 2015, no cash was considered indefinitely reinvested.
(b)	At September 30, 2015, cash and equivalents of about $17.0 billion were in regulated banks and insurance entities and were subject to regulatory restrictions.

COMMITTED UNUSED CREDIT LINES

(In billions)	September 30, 2015

Revolving credit agreements (exceeding one year)	$24.5
Revolving credit agreements (364-day line)(a)	20.8
Total(b)	$45.3

(a)	Contain a term-out feature that allows us to extend borrowings for two years from the date on which such borrowings would otherwise be due.
(b)
Total committed unused credit lines were extended to us by 47 financial institutions. GECC can borrow up to $45.3 billion under all of these credit lines. GE can borrow up to $14.8 billion under certain of these credit lines.

FUNDING PLAN

GE reduced its GE Capital ENI, excluding liquidity* to $176 billion at September 30, 2015.

During the first nine months of 2015, we completed issuances of $8.1 billion of senior unsecured debt (excluding securitizations described below) with maturities up to 10 years. In addition, Synchrony Financial completed issuances of $2.0 billion of senior unsecured debt including $1.0 billion in February 2015, maturing in 2020, and $1.0 billion in July 2015, maturing in 2025.

COMMERCIAL PAPER

(In billions)

Average commercial paper borrowings during the third quarter of 2015	$22.5
Maximum commercial paper borrowings outstanding during the third quarter of 2015	25.1

Our commercial paper maturities have historically been funded principally through new commercial paper issuances. Our commercial paper borrowings as of September 30, 2015 were $12.9 billion. As announced on April 10, 2015, we are targeting to reduce the outstanding commercial paper to approximately $5 billion by the end of 2015.

We securitize financial assets as an alternative source of funding. During the first nine months of 2015, we completed $2.1 billion of non-recourse issuances and $5.2 billion of non-recourse borrowings matured. At September 30, 2015, consolidated non-recourse securitization borrowings were $16.2 billion.

We have nine deposit-taking banks outside of the U.S., five of which are classified as discontinued operations, and two deposit-taking banks in the U.S. – Synchrony Bank (formerly GE Capital Retail Bank), a Federal Savings Bank (FSB), and GE Capital Bank, an industrial bank (IB), which is also classified as discontinued operations. The FSB and IB currently issue certificates of deposit (CDs) in maturity terms up to 10 years.

*Non-GAAP Financial Measure
2015 3Q FORM 10-Q  PAGE 19

ALTERNATIVE FUNDING

(In billions)

Total alternative funding at December 31, 2014	$86.4

Total alternative funding at September 30, 2015, as follows:	75.3
Bank deposits	48.7
Non-recourse securitization borrowings	16.2
Funding secured by real estate, aircraft and other collateral	5.0
Bank unsecured	5.4

As a matter of general practice, we routinely evaluate the economic impact of calling debt instruments where we have the right to exercise a call. In determining whether to call debt, we consider the economic benefit to GECC of calling debt, the effect of calling debt on our liquidity profile and other factors. During 2015, we called $0.6 billion of long-term debt.

INCOME MAINTENANCE AGREEMENT AND GE GUARANTEE OF CERTAIN GECC DEBT

GE provides implicit and explicit support to GECC through commitments, capital contributions and operating support. As part of the GE Capital Exit Plan, on April 10, 2015, GE and GECC entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), GE has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment. In the aggregate, the Guarantee applied to approximately $184 billion of GECC debt as of September 30, 2015. The Guarantee replaced the requirement that GE make certain income maintenance payments to GECC in certain circumstances. GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by GE set forth in the Guarantee.

2015 3Q FORM 10-Q  PAGE 20

STATEMENT OF CASH FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 2015

Our business uses a variety of financial resources to meet its capital needs.  Cash for our business activities is primarily provided from the issuance of term debt and commercial paper in public and private markets and deposits, as well as financing receivables collections, sales and securitizations.

CASH FLOWS

	Nine months ended September 30
(In billions)	2015	2014

Cash from operating activities	$4.0	$6.8
Cash from investing activities	55.7	7.0
Cash used for financing activities	(43.7)	(10.6)

2015 – 2014 COMMENTARY:

GECC cash from operating activities decreased $2.8 billion primarily due to the following:
•	A decrease in net cash collateral activity with counterparties on derivative contracts of $2.2 billion.

GECC cash from investing activities increased $48.6 billion primarily due to the following:
•	In 2015, we closed the sale of certain of our Real Estate businesses and CLL businesses for proceeds of $25.6 billion and $16.8 billion, respectively.
•	A net increase in financing receivables activity of $6.1 billion driven by higher net collections (which includes sales) of financing receivables.
•	The 2014 payment of our obligation to the buyer of GE Money Japan for $1.7 billion.
•	These increases were partially offset by the 2015 acquisition of Milestone Aviation Group, resulting in net cash paid of $1.7 billion.

GECC cash used for financing activities increased $33.1 billion primarily due to the following:
•	Higher net repayments of borrowings of $29.4 billion driven primarily by a decrease in issuances of senior unsecured notes and an increase in short-term debt maturities.
•	A decrease in deposits at our banks of $1.6 billion.
•	Proceeds received from the initial public offering of Synchrony Financial of $2.8 billion in 2014.
•
These increases were partially offset by GECC paying quarterly dividends of $0.5 billion and no special dividends to GE in the nine months ended September 30, 2015. GECC paid quarterly dividends of $1.5 billion and special dividends of $0.7 billion to GE in the nine months ended September 30, 2014.

2015 3Q FORM 10-Q  PAGE 21

EXPOSURES

GECC SELECTED EUROPEAN EXPOSURES

At September 30, 2015, we had $28.1 billion in financing receivables to consumer and commercial customers in Europe, including $22.1 billion classified as financing receivables held for sale, and $6.0 billion classified as assets held for investment. The GECC financing receivables portfolio in Europe is well diversified across European geographies and customers. Approximately 88% of the portfolio is secured by collateral. Several European countries, including Spain, Portugal, Ireland, Italy, Greece and Hungary (focus countries), have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The carrying value of GECC funded exposures in these focus countries and in the rest of Europe comprised the following at September 30, 2015.

							Rest of	Total
(In millions)	Spain	Portugal	Ireland	Italy	Greece	Hungary	Europe	Europe

Financing receivables - net (a)(d)	$339	$74	$251	$1,422	$-	$377	$3,525	$5,988
Financing receivables held for sale	332	33	14	-	-	-	21,742	22,121
Investments(b)(c)	3	-	-	-	-	-	1,244	1,247
Cost and equity method investments(d)	-	-	443	-	-	-	292	735
Derivatives, net of collateral(b)(e)	-	-	-	-	-	-	318	318
Equipment leased to others (ELTO)(f)	368	250	562	452	266	195	7,081	9,174

Total funded exposures(g)(h)	$1,042	$357	$1,270	$1,874	$266	$572	$34,202	$39,583

Unfunded commitments(i)	$-	$-	$31	$-	$-	$-	$2,066	$2,097

(a)	Financing receivable amounts are classified based on the location or nature of the related obligor.
(b)	Investments and derivatives are classified based on the location of the parent of the obligor or issuer.
(c)
Included $0.4 billion related to financial institutions, $47.5 million related to non-financial institutions and $0.8 billion related to sovereign issuers. We held no investments issued by sovereign entities in the countries of focus.

(d)	Substantially all is non-sovereign.
(e)	Net of cash collateral; entire amount is non-sovereign.
(f)
These assets are held under long-term investment and operating strategies, and our ELTO strategies contemplate an ability to redeploy assets under lease should default by the lessee occur. The values of these assets could be subject to decline or impairment in the current environment.

(g)
Excluded $29.6 billion of cash and equivalents, which is composed of $21.7 billion of cash on short-term placement with highly rated global financial institutions based in Europe, sovereign central banks and agencies or supranational entities, of which $0.5 billion is in focus countries, and $7.9 billion of cash and equivalents placed with highly rated European financial institutions on a short-term basis, secured by U.S. Treasury securities ($4.5 billion) and sovereign bonds of non-focus countries ($3.4 billion), where the value of our collateral exceeds the amount of our cash exposure.

(h)
Rest of Europe included $1.5 billion and $0.1 billion of exposure for Russia and Ukraine, respectively, substantially all ELTO and financing receivables related to commercial aircraft in our GECAS portfolio.

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
2015 3Q FORM 10-Q  PAGE 22

CRITICAL ACCOUNTING ESTIMATES

We utilized significant estimates in the preparation of the third quarter financial statements.

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

As previously discussed, as a result of the GE Capital Exit Plan, management has committed to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months. As a result, certain GECC businesses met the criteria to be classified as businesses held for sale and certain financing receivables were required to be recognized as held for sale at September 30, 2015.

The determination of fair value for businesses and portfolios of financing receivables involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction as of September 30, 2015.

We review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.

Further information is provided in Notes 2 and 10 to the consolidated financial statements of this Form 10-Q Report.
2015 3Q FORM 10-Q  PAGE 23

OTHER ITEMS

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. Early adoption is permitted, although not prior to fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and continue to evaluate the effect of the standard on our ongoing financial reporting.

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
2015 3Q FORM 10-Q  PAGE 24

CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

2015 3Q FORM 10-Q  PAGE 25

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

While the enhanced prudential standards do not subject GECC to the Federal Reserve's capital plan rule applicable to large bank holding companies until the capital planning cycle beginning January 1, 2018, we conduct, among others, an annual review of our capital adequacy prior to establishing a plan for dividends to our parent. This review is based on a forward-looking assessment of our material enterprise risks and involves the consideration of a number of factors. This analysis also includes an assessment of our capital and liquidity levels, as well as incorporating risk management and governance considerations. The most recent capital adequacy review, which contemplated the GE Capital Exit Plan, was approved by the GECC board of directors and the GE Board of Directors Risk Committee in October 2015. While a savings and loan holding company and nonbank SIFI like GECC is currently not required to obtain FRB approval to pay a dividend, it may not, under FRB regulations, conduct its operations in an unsafe or unsound manner. The FRB has articulated factors that it expects boards of directors of bank holding companies and savings and loan holding companies to consider in determining whether to pay a dividend.

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

We are also subject to the Volcker Rule, which U.S. regulators finalized on December 10, 2013. The rule prohibits companies that are affiliated with U.S. insured depository institutions from engaging in "proprietary trading" or acquiring or retaining ownership interest in, or sponsoring or engaging in certain transactions with, a "hedge fund" or a "private equity fund." Proprietary trading and fund investing, as prohibited by the rule, are not core activities for us. Once GE no longer controls GE Capital Bank or Synchrony Bank, and GECC's designation by the FSOC as a nonbank SIFI has been rescinded, the Volcker Rule will no longer apply to GECC or its affiliates.

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
2015 3Q FORM 10-Q  PAGE 26

LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under  "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

At October 29, 2015, there are 14 lawsuits relating to pending mortgage loan repurchase claims in which WMC, our U.S. mortgage business that we sold in 2007, is a party. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. While the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase) and/or monetary damages. Beginning in the fourth quarter 2013, WMC entered into settlements that reduced its exposure on claims asserted in certain securitizations, and the claim amounts reported herein reflect the effect of these settlements.

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

Four WMC cases are pending in the United States District Court for the District of Minnesota against US Bank National Association (US Bank), one of which was initiated by WMC seeking declaratory judgment. Three of these cases were filed in 2012, and one was filed in 2011. The Minnesota cases involve claims on approximately $800 million of mortgage loans and do not specify the amount of damages sought. In September 2013, the District Court granted in part and denied in part WMC's motions to dismiss or for summary judgment in these cases.  On September 8, 2014, US Bank filed a petition for instructions in the administration of trusts in Minnesota state court seeking authorization and instruction for US Bank to implement the terms of a settlement agreement reached with WMC to compromise, settle, and release all claims arising out of the securitizations at issue in these four lawsuits. In February 2015, two bondholders filed objections to the proposed settlement, and in response the court has scheduled an evidentiary hearing for November 2015. In light of the state court action seeking approval of the proposed settlement, the District Court entered orders in April 2015 staying further proceedings in the four cases until August 2015.

Four cases are pending against WMC in New York State Supreme Court, all of which were initiated by securitization trustees or securities administrators. These cases involve, in the aggregate, claims involving approximately $4,559 million of mortgage loans. One of these lawsuits was initiated by Deutsche Bank in the second quarter 2013 and names as defendants WMC and Barclays Bank PLC. It involves claims against WMC on approximately $1,000 million of mortgage loans and does not specify the amount of damages sought. The second case, in which the plaintiff is The Bank of New York Mellon (BNY), was initiated in the fourth quarter 2012 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $650 million. The third case was initiated by BNY in November 2013 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A. In this case, BNY asserts claims on approximately $1,300 million of mortgage loans, and seeks to recover damages in excess of $600 million.  On September 18, 2015, the court granted defendants' motion to dismiss this case on statute of limitations grounds, and the plaintiff filed a notice of appeal on October 21, 2015. The fourth case was filed in October 2014 and names as defendants WMC, J.P. Morgan Mortgage Acquisition Corporation and JPMorgan Chase Bank, N.A.  The plaintiff, BNY, asserts claims on approximately $959 million of mortgage loans and seeks to recover damages in excess of $475 million.

2015 3Q FORM 10-Q  PAGE 27

At September 30, 2015, two cases were pending against WMC in the United States District Court for the Southern District of New York. One case, in which the plaintiff is BNY, was filed in the third quarter 2012. In the second quarter 2013, BNY filed an amended complaint in which it asserts claims on approximately $900 million of mortgage loans, and seeks to recover damages in excess of $378 million. In September 2013, the District Court denied WMC's motion to dismiss. On September 18, 2014, the District Court issued an order directing the parties to participate in settlement discussions before a private mediator or the assigned magistrate judge. Following this mediation, the parties reached a settlement in principle on the claims arising from a portion of the loans held in the trust, and, as a result, on February 9, 2015 the District Court stayed the case as to these claims. This settlement became effective September 16, 2015. On September 18, 2015, following a court-ordered mediation before the assigned magistrate judge, the parties reached a settlement in principle on the remaining claims in the case, and the securitization trustee declared this settlement effective October 20, 2015. The second case was initiated by the Federal Housing Finance Agency (FHFA), which filed a summons with notice in the fourth quarter 2012. In the second quarter 2013, Deutsche Bank, in its role as securitization trustee of the trust at issue in the case, intervened as a plaintiff and filed a complaint relating to approximately $1,300 million of loans and alleging losses in excess of approximately $100 million. In December 2013, the District Court issued an order denying WMC's motion to dismiss. In February 2015, the District Court on its own motion requested that the parties re-brief several issues raised by WMC's motion to dismiss.  On July 10, 2015, the District Court entered an order dismissing the lawsuit as time-barred under the applicable statute of limitations. Deutsche Bank filed a notice of appeal from this order of dismissal on August 13, 2015.

The amounts of the claims at issue in these cases (discussed above) reflect the purchase price or unpaid principal balances of the mortgage loans at issue at the time of purchase and do not give effect to pay downs, accrued interest or fees, or potential recoveries based upon the underlying collateral. All of the mortgage loans involved in these lawsuits are included in WMC's reported claims at September 30, 2015. See Note 2 to the consolidated financial statements for additional information.
2015 3Q FORM 10-Q  PAGE 28

FINANCIAL STATEMENTS AND NOTES

Statement of Earnings (Loss)		30
Statement of Comprehensive Income (Loss)		32
Statement of Changes in Shareowners' Equity		32
Statement of Financial Position		33
Statement of Cash Flows		34
Notes to Consolidated Financial Statements
1	Basis of Presentation and Summary of Significant Accounting Policies	35
2	Businesses Held for Sale, Financing Receivables Held for Sale and Discontinued Operations	37
3	Investment Securities	43
4	Financing Receivables and Allowance for Losses	47
5	Acquisitions, Goodwill and Other Intangible Assets	49
6	Borrowings and Bank Deposits	51
7	Income Taxes	52
8	Shareowners' Equity	53
9	Revenues from Services	55
10	Fair Value Measurements	55
11	Financial Instruments	61
12	Variable Interest Entities	67
13	Supplemental Information About the Credit Quality of Financing Receivables and Allowance for Losses	70

2015 3Q FORM 10-Q  PAGE 29

FINANCIAL STATEMENTS

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)

	Three months ended September 30
(In millions)	2015	2014

Revenues
Revenues from services(a)	$6,292	$6,358
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(2)	(2)
Less other-than-temporary impairment recognized in
accumulated other comprehensive income	-	-
Net other-than-temporary impairment on investment securities recognized in earnings	(2)	(2)
Revenues from services (Note 9)	6,290	6,356
Sales of goods	21	28
Total revenues	6,312	6,384

Costs and expenses
Interest	1,151	1,061
Operating and administrative	2,255	2,032
Cost of goods sold	18	25
Investment contracts, insurance losses and insurance annuity benefits	717	700
Provision for losses on financing receivables (Note 4)	738	858
Depreciation and amortization	663	825
Total costs and expenses	5,542	5,501

Earnings (loss) from continuing operations before income taxes	769	883
Benefit (provision) for income taxes	48	15

Earnings (loss) from continuing operations	817	898
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(347)	706
Net earnings (loss)	470	1,604
Less net earnings (loss) attributable to noncontrolling interests	83	55
Net earnings (loss) attributable to GECC	387	1,549
Preferred stock dividends declared	-	-
Net earnings (loss) attributable to GECC common shareowner	$387	$1,549

Amounts attributable to GECC common shareowner:
Earnings (loss) from continuing operations	$817	$898
Less net earnings (loss) attributable to noncontrolling interests	83	55
Earnings (loss) from continuing operations attributable to GECC	734	843
Preferred stock dividends declared	-	-
Earnings (loss) from continuing operations attributable to GECC common shareowner	734	843
Earnings (loss) from discontinued operations, net of taxes	(347)	706
Net earnings (loss) attributable to GECC common shareowner	$387	$1,549

(a)            Excluding net other-than-temporary impairment on investment securities.

Amounts may not add due to rounding.

See accompanying notes.

2015 3Q FORM 10-Q  PAGE 30

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)

	Nine months ended September 30
(In millions)	2015	2014

Revenues
Revenues from services(a)	$17,409	$19,148
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(21)	(18)
Less other-than-temporary impairment recognized in
accumulated other comprehensive income	-	4
Net other-than-temporary impairment on investment securities recognized in earnings	(21)	(14)
Revenues from services (Note 9)	17,388	19,134
Sales of goods	64	89
Total revenues	17,452	19,223

Costs and expenses
Interest	3,096	3,184
Operating and administrative	6,714	6,076
Cost of goods sold	58	81
Investment contracts, insurance losses and insurance annuity benefits	2,070	2,041
Provision for losses on financing receivables (Note 4)	4,636	2,693
Depreciation and amortization	1,841	1,929
Total costs and expenses	18,415	16,004

Earnings (loss) from continuing operations before income taxes	(963)	3,219
Benefit (provision) for income taxes	(6,164)	109

Earnings (loss) from continuing operations	(7,127)	3,328
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(10,332)	2,070
Net earnings (loss)	(17,459)	5,398
Less net earnings (loss) attributable to noncontrolling interests	267	76
Net earnings (loss) attributable to GECC	(17,726)	5,322
Preferred stock dividends declared	(161)	(161)
Net earnings (loss) attributable to GECC common shareowner	$(17,887)	$5,161

Amounts attributable to GECC common shareowner:
Earnings (loss) from continuing operations	$(7,127)	$3,328
Less net earnings (loss) attributable to noncontrolling interests	267	76
Earnings (loss) from continuing operations attributable to GECC	(7,394)	3,252
Preferred stock dividends declared	(161)	(161)
Earnings (loss) from continuing operations attributable to GECC common shareowner	(7,555)	3,091
Earnings (loss) from discontinued operations, net of taxes	(10,332)	2,070
Net earnings (loss) attributable to GECC common shareowner	$(17,887)	$5,161

(a)            Excluding net other-than-temporary impairment on investment securities.

Amounts may not add due to rounding.

See accompanying notes.

2015 3Q FORM 10-Q  PAGE 31

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Net earnings (loss)	$470	$1,604	$(17,459)	$5,398
Less net earnings (loss) attributable to noncontrolling interests	83	55	267	76
Net earnings (loss) attributable to GECC	$387	$1,549	$(17,726)	$5,322

Other comprehensive income (loss)
Investment securities	$22	$(260)	$(431)	$523
Currency translation adjustments	734	(546)	(596)	(510)
Cash flow hedges	(36)	90	(20)	188
Benefit plans	4	11	8	3
Other comprehensive income (loss)	725	(705)	(1,039)	204
Less other comprehensive income (loss)
attributable to noncontrolling interests	(1)	(4)	(24)	1
Other comprehensive income (loss) attributable to GECC	$725	$(701)	$(1,015)	$203

Comprehensive income (loss)	$1,194	$899	$(18,498)	$5,602
Less comprehensive income (loss) attributable to noncontrolling interests	82	51	243	77
Comprehensive income (loss) attributable to GECC	$1,113	$848	$(18,741)	$5,525

Amounts may not add due to rounding.

Amounts presented net of taxes. See Note 8 for further information about other comprehensive income (loss) and noncontrolling interests.

See accompanying notes.

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(UNAUDITED)

	Nine months ended September 30
(In millions)	2015	2014

GECC shareowners' equity balance at January 1	$87,499	$82,694
Increases (decreases) from net earnings (loss) attributable to GECC	(17,726)	5,322
Dividends and other transactions with shareowners	(611)	(2,382)
Other comprehensive income (loss) attributable to GECC	(1,015)	203
Changes in additional paid-in capital	20	436
Ending balance at September 30	68,166	86,273
Noncontrolling interests	3,160	2,804
Total equity balance at September 30	$71,326	$89,077

Amounts may not add due to rounding.

See Note 8 for further information about changes in shareowners' equity.

See accompanying notes.
2015 3Q FORM 10-Q  PAGE 32

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF FINANCIAL POSITION

(In millions, except share amounts)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and equivalents	$82,276	$69,011
Investment securities (Note 3)	36,868	38,320
Inventories	59	50
Financing receivables – net (Notes 4 and 13)	83,748	122,457
Other receivables	14,039	14,508
Property, plant and equipment, less accumulated amortization of $16,651 and $16,462	34,516	31,519
Goodwill (Note 5)	11,460	11,456
Other intangible assets – net (Note 5)	1,177	875
Other assets	19,155	23,198
Financing receivables held for sale (Note 2)	23,665	778
Assets of businesses held for sale (Note 2)	4,917	3,474
Assets of discontinued operations (Note 2)	121,940	186,924
Total assets(a)	$433,819	$502,570

Liabilities and equity
Short-term borrowings (Note 6)	$42,880	$67,705
Accounts payable	2,213	2,411
Non-recourse borrowings of consolidated securitization entities (Note 6)	16,225	19,369
Bank deposits (Note 6)	48,656	43,841
Long-term borrowings (Note 6)	164,183	186,759
Investment contracts, insurance liabilities and insurance annuity benefits	26,646	28,027
Other liabilities	11,330	9,549
Deferred income taxes	6,458	3,420
Liabilities of businesses held for sale (Note 2)	260	2,434
Liabilities of discontinued operations (Note 2)	43,642	48,657
Total liabilities(a)	362,493	412,172

Preferred stock, $0.01 par value (750,000 shares authorized at both September 30, 2015 and December 31, 2014, and 50,000 shares issued and outstanding
at both September 30, 2015 and December 31, 2014)	-	-
Common stock, $14 par value (4,166,000 shares authorized at both September 30, 2015 and December 31, 2014 and 1,000 shares issued and outstanding at both
September 30, 2015 and December 31, 2014)	-	-
Accumulated other comprehensive income (loss) – net(b)
Investment securities	580	1,010
Currency translation adjustments	(1,412)	(838)
Cash flow hedges	(192)	(172)
Benefit plans	(569)	(577)
Additional paid-in capital	33,019	32,999
Retained earnings	36,740	55,077
Total GECC shareowners' equity	68,166	87,499
Noncontrolling interests(c)(Note 8)	3,160	2,899
Total equity	71,326	90,398
Total liabilities and equity	$433,819	$502,570

(a)	Our consolidated assets at September 30, 2015 included total assets of $41,815 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets included net financing receivables of $27,701 million and investment securities of $1,412 million within continuing operations and assets of discontinued operations of $11,427 million. Our consolidated liabilities at September 30, 2015 included liabilities of certain VIEs for which the VIE creditors do not have recourse to GECC. These liabilities included non-recourse borrowings of consolidated securitization entities (CSEs) of $16,225 million within continuing operations and non-recourse borrowings of CSEs within discontinued operations of $8,072 million. See Note 12.

(b)	The sum of accumulated other comprehensive income (loss) (AOCI) attributable to GECC was $(1,593) million and $(577) million at September 30, 2015 and December 31, 2014, respectively.

(c)	Included AOCI attributable to noncontrolling interests of $(178) million and $(154) million at September 30, 2015 and December 31, 2014, respectively.

Amounts may not add due to rounding.

See accompanying notes.

2015 3Q FORM 10-Q  PAGE 33

GENERAL ELECTRIC CAPITAL CORPORATION AND CONSOLIDATED AFFILIATES
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ending September 30
(In millions)	2015	2014

Cash flows – operating activities
Net earnings	$(17,459)	$5,398
Less net earnings (loss) attributable to noncontrolling interests	267	76
Net earnings (loss) attributable to GECC	(17,726)	5,322
(Earnings) loss from discontinued operations	10,332	(2,070)
Adjustments to reconcile net earnings (loss) attributable to GECC to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	1,841	1,929
Deferred income taxes	2,772	(689)
Increase (decrease) in accounts payable	165	764
Provision for losses on financing receivables	4,636	2,693
All other operating activities	1,934	(1,174)
Cash from (used for) operating activities – continuing operations	3,954	6,775
Cash from (used for) operating activities – discontinued operations	3,090	5,078
Cash from (used for) operating activities	7,044	11,853

Cash flows – investing activities
Additions to property, plant and equipment	(2,643)	(2,627)
Dispositions of property, plant and equipment	2,074	2,059
Increase in loans to customers	(39,744)	(54,829)
Principal collections from customers – loans	45,570	55,025
Investment in equipment for financing leases	(458)	(787)
Principal collections from customers – financing leases	834	1,956
Net change in credit card receivables	(1,667)	(2,950)
Proceeds from sale of discontinued operations	42,486	232
Proceeds from principal business dispositions	1,274	-
Net cash from (payments for) principal businesses purchased	(1,677)	-
All other investing activities	9,608	8,957
Cash from (used for) investing activities – continuing operations	55,657	7,036
Cash from (used for) investing activities – discontinued operations	7,218	(3,588)
Cash from (used for) investing activities	62,875	3,448

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(17,526)	(6,723)
Net increase (decrease) in bank deposits	5,329	6,933
Newly issued debt (maturities longer than 90 days)	14,336	26,547
Repayments and other reductions (maturities longer than 90 days)	(43,850)	(37,439)
Dividends paid to shareowners	(611)	(2,382)
Proceeds from initial public offering of Synchrony Financial	-	2,842
All other financing activities	(1,363)	(359)
Cash from (used for) financing activities – continuing operations	(43,685)	(10,581)
Cash from (used for) financing activities – discontinued operations	(4,496)	1,540
Cash from (used for) financing activities	(48,181)	(9,041)
Effect of currency exchange rate changes on cash and equivalents	(3,038)	(1,267)
Increase (decrease) in cash and equivalents	18,700	4,993
Cash and equivalents at beginning of year	75,101	75,105
Cash and equivalents at September 30	93,801	80,098
Less cash and equivalents of discontinued operations at September 30	11,226	5,070
Cash and equivalents of continuing operations at September 30	$82,575	$75,028

Amounts may not add due to rounding.

See accompanying notes.

2015 3Q FORM 10-Q  PAGE 34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

General Electric Company (GE Company or GE) owns all of the common stock of General Electric Capital Corporation (GECC). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our parent, but which we have agreed to actively manage and control. See Note 1 to the consolidated financial statements of our Form 8-K filed on May 8, 2015 (2014 consolidated financial statements), which discusses our consolidation and financial statement presentation. GECC includes Commercial Lending and Leasing (CLL), Consumer, Energy Financial Services (EFS) and GE Capital Aviation Services (GECAS).

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

We have reclassified certain prior-period amounts to conform to the current-period presentation. Effective September 30, 2015, certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to continuing operations.

THE GE CAPITAL EXIT PLAN

On April 10, 2015, GE announced its plan (the GE Capital Exit Plan) to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months, and to focus on continued investment and growth in GE's industrial businesses. Under the GE Capital Exit Plan, which was approved on April 2, 2015 and aspects of which were approved on March 31, 2015, GE will retain certain GECC businesses, principally its vertical financing businesses— GE Capital Aviation Services, Energy Financial Services and Healthcare Equipment Finance—that directly relate to GE's core industrial domain and other operations, including Working Capital Solutions and our run-off insurance activities (together referred to as GE Capital Verticals or Verticals). The assets planned for disposition include Real Estate, most of Commercial Lending and Leasing and all Consumer platforms (including all U.S. banking assets).

In the nine months ended September 30, 2015, GE recorded $21,061 million of after-tax charges related to the GE Capital Exit Plan, including $362 million of after-tax charges recorded in the third quarter of 2015, primarily exit-related charges in our CLL business, partially offset by income associated with operations in CLL and Real Estate. A description of after-tax charges for the nine months ended September 30, 2015 is provided below.

•
$9,756 million of net loss primarily related to the planned disposition of the Real Estate business and most of the CLL business, which is recorded in discontinued operations under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

•
$6,209 million of tax expense related to expected repatriation of foreign earnings and write-off of deferred tax assets, of which $6,057 million is reported in GECC's Corporate component and $152 million is reported in our Consumer business all recorded in continuing operations under the caption "Benefit (provision) for income taxes" in the Statement of Earnings.

2015 3Q FORM 10-Q  PAGE 35

•
$4,666 million of net asset impairments due to shortened hold periods, of which $3,151 million is recorded in continuing operations in our Consumer business primarily under the captions "Provisions for losses on financing receivables" and "Revenues from services" in the Statement of Earnings and $1,515 million is recorded in discontinued operations in our CLL business under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

•
$430 million of restructuring and other charges, of which $337 million is recorded in continuing operations in GECC's Corporate component under the caption "Operating and administrative" in the Statement of Earnings and $93 million is recorded in discontinued operations in our CLL business under the caption "Earnings (loss) from discontinued operations, net of taxes" in the Statement of Earnings.

As part of the GE Capital Exit Plan, GE and GECC entered into an amendment to their existing financial support agreement. Under this amendment (the Amendment), GE has provided a full and unconditional guarantee (the Guarantee) of the payment of principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC identified in the Amendment. In the aggregate, the Guarantee applied to $183,670 million of GECC debt as of September 30, 2015. See Note 6. The Guarantee replaced the requirement that GE make certain income maintenance payments to GECC in certain circumstances.  GECC's U.S. public indentures were concurrently amended to provide the full and unconditional guarantee by GE set forth in the Guarantee.

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

As previously discussed, as a result of the GE Capital Exit Plan, management has committed to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the following 24 months. As a result, certain GECC businesses met the criteria to be classified as businesses held for sale and certain financing receivables were required to be recognized as held for sale at September 30, 2015.

The determination of fair value for businesses and portfolios of financing receivables involves significant judgments and assumptions. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction (for example, asset sale versus sale of legal entity), composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a
2015 3Q FORM 10-Q  PAGE 36

hypothetical transaction as of September 30, 2015.

We review all businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.

NOTE 2. BUSINESSES HELD FOR SALE, FINANCING RECEIVABLES HELD FOR SALE AND DISCONTINUED OPERATIONS

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

In the first quarter of 2015, we signed an agreement to sell our consumer finance business in Australia and New Zealand (ANZ Consumer Lending) for approximately 6,800 million Australian dollars and 1,400 million New Zealand dollars, respectively. On May 29, 2015, we sold a portion of the Australian business for gross proceeds of $671 million. As of September 30, 2015, ANZ Consumer Lending had assets and liabilities of $4,917 million and $260 million, respectively. The sale is targeted to close in 2015 with expected proceeds of approximately 6,000 million Australian dollars and 1,400 million New Zealand dollars. The transactions remain subject to customary closing conditions and regulatory approvals.

In the fourth quarter of 2014, we signed an agreement to sell our consumer finance business Budapest Bank to Hungary's government. On June 29, 2015 we completed the sale of Budapest Bank for proceeds of $700 million.

FINANCIAL INFORMATION FOR ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

(In millions)	September 30, 2015	December 31, 2014

Assets
Cash and equivalents	$299	$676
Investment securities	-	448
Financing receivables – net	4,141	2,144
Property, plant and equipment – net	15	37
Goodwill	366	106
Other intangible assets – net	73	13
Other	23	50
Assets of businesses held for sale	$4,917	$3,474

Liabilities
Short-term borrowings	$27	$435
Bank deposits	-	1,931
Deferred income taxes	(123)	(31)
Other	356	99
Liabilities of businesses held for sale	$260	$2,434

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

FINANCING RECEIVABLES HELD FOR SALE

(in millions)	September 30, 2015		December 31, 2014

Commercial
CLL	$833		$357
Energy Financial Services	-		35
GE Capital Aviation Services (GECAS)	14		27
Other	105		-
Total Commercial	952		419
Consumer	22,713	(a)	359
Total financing receivables held for sale	$23,665		$778

(a)	Over 30 days past due and nonaccrual financing receivables related to consumer financing receivables held for sale were $1,060 million and $634 million, respectively.

2015 3Q FORM 10-Q  PAGE 37

DISCONTINUED OPERATIONS

Discontinued operations primarily included most of our CLL business, our Real Estate business and our U.S. mortgage business (WMC). Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Operations
Total revenues (loss)	$2,756	$4,033	$9,536	$11,946

Earnings (loss) from discontinued operations before income taxes	$1,060	$666	$203	$2,062
Benefit (provision) for income taxes	(420)	40	33	(7)
Earnings (loss) from discontinued operations, net of taxes	$640	$706	$236	$2,055

Disposal
Gain (loss) on disposal before income taxes	$(2,616)	$-	$(9,652)	$14
Benefit (provision) for income taxes	1,629	-	(916)	1
Gain (loss) on disposal, net of taxes	$(987)	$-	$(10,568)	$15

Earnings (loss) from discontinued operations, net of taxes	$(347)	$706	$(10,332)	$2,070

2015 3Q FORM 10-Q  PAGE 38

(In millions)	September 30, 2015	December 31, 2014

Assets
Cash and equivalents	$11,226	$5,414
Investment securities	8,179	10,006
Financing receivables – net	11,622	114,561
Other receivables	1,470	2,183
Property, plant and equipment – net	12,084	18,051
Goodwill	9,867	13,569
Other intangible assets - net	44	301
Deferred income taxes	2,389	2,920
Financing receivables held for sale	65,390	3,116
Valuation allowance on disposal group classified as discontinued operations	(7,650)	-
Other	7,320	16,803
Assets of discontinued operations	$121,940	$186,924

Liabilities
Short-term borrowings	$820	$1,125
Accounts payable	3,884	3,770
Non-recourse borrowings	8,072	10,569
Bank deposits	18,348	18,998
Long-term borrowings	316	1,182
All other liabilities	9,595	7,610
Deferred income taxes	2,608	5,403
Liabilities of discontinued operations	$43,642	$48,657

COMMERCIAL LENDING AND LEASING

In connection with the GE Capital Exit Plan, we announced the planned disposition of most of our CLL business and classified this portion of the business as discontinued operations. We closed certain of our CLL business dispositions for proceeds of $21,215 million for the three and nine months ended September 30, 2015. We expect to dispose of substantially all of the remaining CLL business in 2015 and 2016.

FINANCIAL INFORMATION FOR COMMERCIAL LENDING AND LEASING

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Operations
Total revenues (loss)	$2,691	$3,370	$8,664	$9,998

Interest	$(576)	$(762)	$(1,919)	$(2,324)
Operating and administrative	(900)	(942)	(2,905)	(2,732)
Depreciation and amortization	-	(988)	(1,768)	(2,923)
Provision for losses on financing receivables	13	(87)	(1,744)	(294)
Earnings (loss) from discontinued operations, before income taxes	1,228	591	328	1,725
Benefit (provision) for income taxes	(484)	(108)	(169)	(326)
Earnings (loss) from discontinued operations, net of taxes	$744	$483	$159	$1,399

Disposal
Gain (loss) on disposal before income taxes	$(2,834)	$-	$(8,059)	$-
Benefit (provision) for income taxes	1,629	-	(298)	-
Gain (loss) on disposal, net of taxes	$(1,205)	$-	$(8,357)	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$(461)	$483	$(8,198)	$1,399

(a)	Earnings (loss) from discontinued operations attributable to GECC, before income taxes, was $(1,608) million and $589 million for the three months ended September 30, 2015 and 2014, respectively, and $(7,736) million and $1,710 million for the nine months ended September 30, 2015 and 2014, respectively.

2015 3Q FORM 10-Q  PAGE 39

 REAL ESTATE

In connection with the GE Capital Exit Plan, we announced the planned disposition of our Real Estate business and classified the business as discontinued operations. We closed certain of our Real Estate business dispositions for proceeds of $12,991 million and $30,508 million for the three and nine months ended September 30, 2015, respectively. We expect to dispose of substantially all of the remaining Real Estate business by the end of 2015.

FINANCIAL INFORMATION FOR REAL ESTATE

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Operations
Total revenues (loss)	$81	$698	$893	$1,992

Interest	$(64)	$(270)	$(437)	$(817)
Operating and administrative	(156)	(213)	(464)	(563)
Depreciation and amortization	-	(82)	(62)	(252)
Provision for losses on financing receivables	-	(12)	4	92
Earnings (loss) from discontinued operations,
before income taxes	(139)	121	(65)	452
Benefit (provision) for income taxes	53	55	95	251
Earnings (loss) from discontinued operations, net of taxes	$(86)	$176	$30	$703

Disposal
Gain (loss) on disposal before income taxes	$218	$-	$(1,593)	$-
Benefit (provision) for income taxes	-	-	(618)	-
Gain (loss) on disposal, net of taxes	$218	$-	$(2,211)	$-

Earnings (loss) from discontinued operations, net of taxes(a)	$132	$176	$(2,181)	$703

(a)	Earnings (loss) from discontinued operations attributable to GECC, before income taxes, was $81 million and $120 million for the three months ended September 30, 2015 and 2014, respectively, and $(1,658) million and $452 million for the nine months ended September 30, 2015 and 2014, respectively.

2015 3Q FORM 10-Q  PAGE 40

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

The remaining active claims have been brought by securitization trustees or administrators seeking recovery from WMC for alleged breaches of representations and warranties on mortgage loans that serve as collateral for residential mortgage-backed securities (RMBS). At September 30, 2015, such claims consisted of $3,468 million of individual claims generally submitted before the filing of a lawsuit (compared to $3,694 million at December 31, 2014) and $8,411 million of additional claims asserted against WMC in litigation without making a prior claim (Litigation Claims) (compared to $9,225 million at December 31, 2014). The total amount of these claims, $11,879 million, reflects the purchase price or unpaid principal balances of the loans at the time of purchase and does not give effect to pay downs or potential recoveries based upon the underlying collateral, which in many cases are substantial, nor to accrued interest or fees. As of September 30, 2015, these amounts do not include approximately $426 million of repurchase claims relating to alleged breaches of representations that are not in litigation and that are beyond the applicable statute of limitations. WMC believes that repurchase claims brought based upon representations and warranties made more than six years before WMC was notified of the claim would be disallowed in legal proceedings under applicable law and the June 11, 2015 decision of the New York Court of Appeals in ACE Securities Corp. v. DB Structured Products, Inc., on the statute of limitations period governing such claims.

Reserves related to repurchase claims made against WMC were $832 million at September 30, 2015, reflecting a net increase to reserves in the three months ended September 30, 2015 of $7 million due to incremental provisions net of settlements. The reserve estimate takes into account recent settlement activity and is based upon WMC's evaluation of the remaining exposures as a percentage of estimated lifetime mortgage loan losses within the pool of loans supporting each securitization for which timely claims have been asserted in litigation against WMC. Settlements in prior periods reduced WMC's exposure on claims asserted in certain securitizations and the claim amounts reported above give effect to these settlements.

ROLLFORWARD OF THE RESERVE

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Balance, beginning of period	$825	$549	$809	$800
Provision	28	40	46	142
Claim resolutions / rescissions	(21)	(1)	(23)	(354)
Balance, end of period	$832	$588	$832	$588

Given the significant litigation activity and WMC's continuing efforts to resolve the lawsuits involving claims made against WMC, it is difficult to assess whether future losses will be consistent with WMC's past experience. Adverse changes to WMC's assumptions supporting the reserve may result in an increase to these reserves. WMC estimates a range of reasonably possible loss from $0 to approximately $500 million over its recorded reserve at September 30, 2015. This estimate involves significant judgment and may not reflect the range of uncertainties and unpredictable outcomes inherent in litigation, including WMC litigation discussed in Legal Proceedings and potential changes in WMC's legal strategy. This estimate excludes any possible loss associated with an adverse court decision on the applicable statute of limitations, as WMC is unable at this time to develop such a meaningful estimate.

At September 30, 2015, there were 15 lawsuits involving claims made against WMC arising from alleged breaches of representations and warranties on mortgage loans included in 14 securitizations. WMC reached a settlement in principle on one of these lawsuits in the third quarter, and the settlement became effective October 20, 2015. The adverse parties in these cases are securitization trustees or parties claiming to act on their behalf. Although the alleged claims for relief vary from case to case, the complaints and counterclaims in these actions generally assert claims for breach of contract, indemnification, and/or declaratory judgment, and seek specific performance (repurchase of defective mortgage loan) and/or money damages. Adverse court decisions, including in cases not involving WMC, could result in new claims and lawsuits on additional loans. However, WMC continues to believe that it has defenses to the claims asserted in litigation, including, for example, based on causation and materiality requirements and applicable statutes of limitations. It is not possible to predict the outcome or impact of these defenses and other factors, any of which could materially affect the amount of any loss ultimately incurred by WMC on these claims.
2015 3Q FORM 10-Q  PAGE 41

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

FINANCIAL INFORMATION FOR WMC

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Total revenues (loss)	$(22)	$(34)	$(26)	$(70)

Earnings (loss) from discontinued operations, net of taxes	$(21)	$(25)	$(37)	$(57)

2015 3Q FORM 10-Q  PAGE 42

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations. We do not have any securities classified as held-to-maturity.

	September 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$19,975	$3,102	$(178)	$22,899	$19,810	$3,962	$(69)	$23,703
State and municipal	3,972	439	(71)	4,340	4,173	555	(53)	4,675
Residential mortgage-backed(a)	905	84	(5)	984	1,544	153	(5)	1,692
Commercial mortgage-backed	2,295	121	(12)	2,405	2,903	170	(10)	3,063
Asset-backed	107	1	(10)	97	304	8	(17)	295
Corporate – non-U.S.	769	101	(3)	867	908	109	(1)	1,016
Government – non-U.S.	1,094	158	(1)	1,252	1,560	152	(2)	1,710
U.S. government and federal agency	3,783	99	-	3,882	1,957	56	-	2,013
Equity
Available-for-sale	113	16	(4)	125	109	24	(1)	132
Trading	19	-	-	19	21	-	-	21
Total	$33,032	$4,121	$(285)	$36,868	$33,289	$5,189	$(158)	$38,320

(a)	Substantially collateralized by U.S. mortgages. At September 30, 2015, $961 million related to securities issued by government-sponsored entities and $23 million related to securities of private-label issuers. Securities issued by private-label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.

The fair value of investment securities decreased to $36,868 million at September 30, 2015, from $38,320 million at  December 31, 2014, primarily due to a decline in unrealized gains resulting from higher interest rates and net sales at Trinity, primarily related to mortgage-backed securities, partially offset by net purchases of U.S. government and federal agency securities at Synchrony Financial.

2015 3Q FORM 10-Q  PAGE 43

ESTIMATED FAIR VALUE AND GROSS UNREALIZED LOSSES OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses	(a)	fair value	losses	(a)

September 30, 2015
Debt
U.S. corporate	$2,161	$(130)		$335	$(48)
State and municipal	544	(16)		155	(55)
Residential mortgage-backed	175	(2)		77	(3)
Commercial mortgage-backed	351	(8)		26	(4)
Asset-backed	-	-		48	(10)
Corporate – non-U.S.	41	(3)		3	-
Government – non-U.S.	292	(1)		-	-
U.S. government and federal agency	450	-		1	-
Equity	38	(4)		-	-
Total	$4,052	$(164)		$645	$(121)	(b)

December 31, 2014
Debt
U.S. corporate	$554	$(16)		$836	$(53)
State and municipal	67	(1)		308	(52)
Residential mortgage-backed	30	-		146	(5)
Commercial mortgage-backed	165	(1)		204	(9)
Asset-backed	9	-		42	(17)
Corporate – non-U.S.	42	(1)		3	-
Government – non-U.S.	677	(2)		14	-
U.S. government and federal agency	705	-		1	-
Equity	6	(1)		-	-
Total	$2,255	$(22)		$1,554	$(136)

(a)	Included gross unrealized losses of $1 million related to securities that had other-than-temporary impairments previously recognized at September 30, 2015.
(b)	Includes debt securities held to support obligations to holders of GICs all of which are considered to be investment-grade by the major rating agencies at September 30, 2015.

We regularly review investment securities for other-than-temporary impairment (OTTI) using both qualitative and quantitative criteria. For debt securities, our qualitative review considers our ability and intent to hold the security and the financial condition of and near-term prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Our quantitative review considers whether there has been an adverse change in expected future cash flows. Unrealized losses are not indicative of the amount of credit loss that would be recognized and at September 30, 2015 are primarily due to increases in market yields subsequent to our purchase of the securities. We presently do not intend to sell the vast majority of our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell the vast majority of these securities before anticipated recovery of our amortized cost. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during 2015 have not changed. For equity securities, we consider the duration and the severity of the unrealized loss. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our corporate debt portfolio comprises securities issued by public and private corporations in various industries, primarily in the U.S. Substantially all of our corporate debt securities are rated investment grade by the major rating agencies.

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans, of which substantially all are in a senior position in the capital structure of the deals, not other structured products such as collateralized debt obligations. Of the total RMBS held at September 30, 2015, $961 million and $23 million related to agency and non-agency securities, respectively. Additionally, $58 million was related to residential subprime credit securities, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations. Substantially all of the subprime exposure is related to securities backed by mortgage loans originated in 2005 and prior and are investment grade.

2015 3Q FORM 10-Q  PAGE 44

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

PRE-TAX, OTHER-THAN-TEMPORARY IMPAIRMENTS ON INVESTMENT SECURITIES

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Total pre-tax, OTTI recognized	$2	$2	$21	$18
Pre-tax, OTTI recognized in AOCI	-	-	-	(4)
Pre-tax, OTTI recognized in earnings(a)	$2	$2	$21	$14

(a)	Included pre-tax, other-than-temporary impairments recorded in earnings related to equity securities of $1 million and none in the three months ended September 30, 2015 and 2014, respectively and $1 million and $2 million in the nine months ended September 30, 2015 and 2014, respectively.

CHANGES IN CUMULATIVE CREDIT LOSS IMPAIRMENTS RECOGNIZED ON DEBT SECURITIES STILL HELD

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Cumulative credit loss impairments recognized, beginning of period	$6	$255	$8	$306
Credit loss impairments recognized
on securities not previously impaired	-	-	-	-
Incremental credit loss impairments recognized
on securities previously impaired	-	2	-	4
Less credit loss impairments previously recognized
on securities sold during the period or that we intend to sell	-	-	2	53
Cumulative credit loss impairments recognized, end of period	$6	$257	$6	$257

CONTRACTUAL MATURITIES OF INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES
(EXCLUDING MORTGAGE-BACKED AND ASSET-BACKED SECURITIES)

	Amortized	Estimated
(In millions)	cost	fair value

Due
Within one year	$2,162	$2,171
After one year through five years	4,656	4,868
After five years through ten years	4,854	5,217
After ten years	17,921	20,983

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.
2015 3Q FORM 10-Q  PAGE 45

GROSS REALIZED GAINS AND LOSSES ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Gains	$21	$1	$122	$37
Losses, including impairments	(6)	(5)	(41)	(18)
Net	$15	$(4)	$81	$19

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

Proceeds from investment securities sales and early redemptions by issuers totaled $6,022 million and $623 million in the three months ended September 30, 2015 and 2014, respectively, principally from sales of U.S. government and federal agency securities in Trinity and Synchrony Financial and short-term government securities in our bank subsidiaries.

Proceeds from investment securities sales and early redemptions by issuers totaled $9,322 million and $1,995 million in the nine months ended September 30, 2015 and 2014, respectively, principally from sales of short-term government securities in our bank subsidiaries and sales of U.S. corporate and CMBS securities in our run-off insurance operations. In addition, proceeds from investment securities sales in the nine months ended September 30, 2015 included $6,486 million principally from sales of U.S. government and federal agency securities, CMBS and RMBS at Trinity and Synchrony Financial.

2015 3Q FORM 10-Q  PAGE 46

NOTE 4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES

The implementation of the GE Capital Exit Plan has caused significant reductions in our Consumer portfolio, as all of our non-U.S. consumer financing receivables have been reclassified to either financing receivables held for sale or assets of businesses held for sale. The transfer of financing receivables to financing receivables held for sale and assets of businesses held for sale totaled $29,016 million and $5,508 million in the nine months ended September 30, 2015, respectively. In addition, our Real Estate business and most of our CLL business have been classified as discontinued operations.

FINANCING RECEIVABLES, NET

(In millions)	September 30, 2015	December 31, 2014

Loans, net of deferred income	$82,196	$120,007
Investment in financing leases, net of deferred income	5,008	6,554
	87,204	126,561
Allowance for losses	(3,457)	(4,104)
Financing receivables – net	$83,748	$122,457

FINANCING RECEIVABLES BY PORTFOLIO AND ALLOWANCE FOR LOSSES

FINANCING RECEIVABLES

(In millions)	September 30, 2015		December 31, 2014

Commercial
CLL	$13,341	(a)	$14,418
Energy Financial Services	2,443		2,580
GE Capital Aviation Services (GECAS)	7,394		8,263
Other	506		480
Total Commercial	23,684		25,741
Consumer	63,520	(b)	100,820
Total financing receivables	87,204		126,561
Allowance for losses	(3,457)	(b)	(4,104)
Total financing receivables – net	$83,748		$122,457

(a)	Includes Healthcare Equipment Finance and Working Capital Solutions, which purchases GE customer receivables.
(b)	Includes Synchrony Financial, our U.S. consumer business.
2015 3Q FORM 10-Q  PAGE 47

ALLOWANCE FOR LOSSES

		Provision
	Balance at	charged to			Gross				Balance at
(In millions)	January 1	operations(a)	Other	(b)	write-offs	(a)(c)	Recoveries	(c)	September 30

2015
Commercial
CLL	$21	$20	$-		$(15)		$6		$32
Energy Financial Services	26	16	-		(29)		1		14
GECAS	46	(11)	-		(1)		3		37
Other	-	15	-		(13)		-		2
Total Commercial	93	40	-		(58)		10		85
Consumer	4,011	4,596	(252)		(5,622)		639		3,372
Total	$4,104	$4,636	$(252)		$(5,680)		$649		$3,457

2014
Commercial
CLL	$17	$8	$(1)		$(11)		$7		$20
Energy Financial Services	8	13	-		(17)		2		6
GECAS	17	9	-		(11)		-		15
Other	2	-	(2)		-		-		-
Total Commercial	44	30	(3)		(39)		9		41
Consumer	3,981	2,663	(120)		(3,203)		869		4,190
Total	$4,025	$2,693	$(123)		$(3,242)		$878		$4,231

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

2015 3Q FORM 10-Q  PAGE 48

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

GOODWILL

CHANGES IN GOODWILL BALANCES

			Dispositions,
			currency
	Balance at		exchange	Balance at
(In millions)	January 1, 2015	Acquisitions	and other	September 30, 2015

CLL	$25	$-	$86	$111
Consumer	9,777	-	(689)	9,088
Energy Financial Services	1,507	-	(121)	1,386
GECAS	147	729	-	876
Total	$11,456	$729	$(724)	$11,460

Goodwill balances increased $4 million in the nine months ended September 30, 2015, primarily as a result of the acquisition of Milestone Aviation, partially offset by the reclassification of goodwill associated with ANZ Consumer Lending to assets of businesses held for sale and currency exchange effects of a stronger U.S. dollar.

We test goodwill for impairment annually in the third quarter of each year using data as of July 1 of that year. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit's assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. A market approach is limited to reporting units for which there are publicly traded companies that have the characteristics similar to our businesses.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 10.4% to 11.0%.

During the third quarter of 2015, we performed our annual impairment test of goodwill for all of our reporting units (i.e., CLL, Consumer, Energy Financial Services and GECAS). Based on the results of our step one testing, the fair values of each of the reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed for any of our
2015 3Q FORM 10-Q  PAGE 49

reporting units and no goodwill impairment was recognized.

While all of our reporting units passed step one of our annual impairment testing in 2015, we identified one reporting unit for which the fair value was not substantially in excess of its carrying value. Primarily due to the sharp decline experienced in oil and gas prices and the prospect of a continuation of prevailing oil and gas prices, the fair value of our Energy Financial Services reporting unit has been impacted and is in excess of its carrying value by approximately 13%. The goodwill associated with our Energy Financial Services reporting unit was $1,386 million at September 30, 2015, representing approximately 12% of our total goodwill. While the goodwill of this reporting unit is not currently impaired, we will continue to monitor the oil and gas industry and the impact it may have on this reporting unit. As of September 30, 2015, we believe that the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

OTHER INTANGIBLE ASSETS

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	September 30, 2015			December 31, 2014
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,139	$(501)	$638	$926	$(489)	$437
Capitalized software	947	(675)	272	1,228	(843)	385
Lease valuations	107	(16)	92	-	-	-
Trademarks	38	(7)	32	22	(12)	10
Patents and technology	9	(7)	3	9	(6)	3
Present value of future profits(a)	643	(643)	-	614	(614)	-
All other	263	(122)	141	134	(94)	40
Total	$3,146	$(1,971)	$1,177	$2,933	$(2,058)	$875

(a)	Balances at September 30, 2015 and December 31, 2014 reflect adjustments of $272 million and $293 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized.

Intangible assets subject to amortization increased by $302 million in the nine months ended September 30, 2015, primarily as a result of the acquisition of Milestone Aviation, partially offset by amortization, currency exchange effects of a stronger U.S. dollar and the reclassification of intangible assets associated with ANZ Consumer Lending to assets of businesses held for sale.

Amortization expense related to intangible assets subject to amortization was $74 million and $69 million in the three months ended September 30, 2015 and 2014, respectively, and $239 million and $198 million in the nine months ended September 30, 2015 and 2014, respectively, and is recorded in operating and administrative expense on the financial statements.

2015 3Q FORM 10-Q  PAGE 50

NOTE 6. BORROWINGS AND BANK DEPOSITS

(In millions)	September 30, 2015	December 31, 2014

Short-term borrowings
Commercial paper(a)
U.S.	$9,811	$22,019
Non-U.S.	3,103	2,993
Current portion of long-term borrowings(a)(b)(c)	29,679	36,995
GE Interest Plus notes(d)	-	5,467
Other(c)	287	231
Total short-term borrowings	$42,880	$67,705

Long-term borrowings
Senior unsecured notes(a)(b)(e)	$144,935	$162,194
Subordinated notes(a)	4,715	4,804
Subordinated debentures(a)(f)(g)	6,782	7,085
Other(a)(c)(h)	7,751	12,676
Total long-term borrowings	$164,183	$186,759
Non-recourse borrowings of
consolidated securitization entities(i)	$16,225	$19,369
Bank deposits(j)	$48,656	$43,841
Total borrowings and bank deposits	$271,944	$317,674

(a)
On April 10, 2015, GE announced it would provide a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities and all commercial paper issued or guaranteed by GECC. Short term borrowings included $12,914 million of commercial paper and $28,373 million of the current portion of long-term borrowings. Long-term borrowings included $131,230 million of senior unsecured notes, $3,971 million of subordinated notes, $6,782 million of subordinated debentures, and $400 million of other.

(b)
Included $431 million and $439 million of obligations to holders of GICs at September 30, 2015 and December 31, 2014, respectively. These obligations included conditions under which certain GIC holders could require immediate repayment of their investment should the long-term credit ratings of GECC fall below AA-/Aa3. The remaining outstanding GICs will continue to be subject to their scheduled maturities and individual terms, which may include provisions permitting redemption upon a downgrade of one or more of GECC's ratings, among other things.

(c)
Included $4,969 million and $4,835 million of funding secured by real estate, aircraft and other collateral at September 30, 2015 and December 31, 2014, respectively, of which $1,216 million and $1,183 million is non-recourse to GECC at September 30, 2015 and December 31, 2014, respectively.

(d)	Entirely variable denomination floating-rate demand notes. The GE Interest Plus program was closed effective August 31, 2015.
(e)	Included $5,589 million and $3,594 million related to Synchrony Financial at September 30, 2015 and December 31, 2014, respectively.
(f)	Subordinated debentures receive rating agency equity credit.
(g)
Included $2,636 million of subordinated debentures, which constitute the sole assets of trusts that have issued trust preferred securities and where GECC owns 100% of the common securities of the trusts. Obligations associated with these trusts are unconditionally guaranteed by GECC.

(h)	Included $4,651 million and $8,245 million related to Synchrony Financial at September 30, 2015 and December 31, 2014, respectively.
(i)	Included $1,934 million and $3,377 million of current portion of long-term borrowings at September 30, 2015 and December 31, 2014, respectively. See Note 12.
(j)
Included $8,108 million and $8,905 million of deposits in non-U.S. banks at September 30, 2015 and December 31, 2014, respectively, and $15,990 million and $14,500 million of certificates of deposits with maturities greater than one year at September 30, 2015 and December 31, 2014, respectively.

2015 3Q FORM 10-Q  PAGE 51

NOTE 7. INCOME TAXES

THE GE CAPITAL EXIT PLAN

In conjunction with the GE Capital Exit Plan, we will significantly reduce our non-U.S. assets while continuing to operate appropriately capitalized non-U.S. businesses with substantial assets related to our vertical financing businesses, Energy Financial Services, GECAS and Healthcare Equipment Finance. As a result of the GE Capital Exit Plan, we recognized tax expense of $6,209 million in the nine months ended September 30, 2015. This consisted of tax expense of $3,548 million in the nine months ended September 30, 2015, related to expected repatriation of excess foreign cash in the amount of approximately $36 billion including approximately $10 billion of foreign earnings and the write-off of deferred tax assets of $2,661 million in the nine months ended September 30, 2015, that will no longer be supported under this plan.
The expected repatriation of cash includes approximately $10 billion of foreign earnings that, prior to the approval of the GE Capital Exit Plan, were considered indefinitely reinvested in our international operations. Our indefinitely reinvested earnings will also be reduced by charges recognized in connection with the disposition of international assets. The remainder of the indefinitely reinvested earnings will continue to be reinvested in the significant international base of assets that will remain after the GE Capital Exit Plan is fully executed. The write-off of deferred tax assets largely relate to our Treasury operations in Ireland where the tax benefits will no longer be apparent to be realized upon implementation of the GE Capital Exit Plan.

UNRECOGNIZED TAX BENEFITS

UNRECOGNIZED TAX BENEFITS

(In millions)	September 30, 2015	December 31, 2014

Unrecognized tax benefits	$2,957	$3,055
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,215	2,259
Accrued interest on unrecognized tax benefits	359	420
Accrued penalties on unrecognized tax benefits	35	34
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-750	0-600
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-200	0-50

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

2015 3Q FORM 10-Q  PAGE 52

NOTE 8. SHAREOWNERS' EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Investment securities
Beginning balance	$558	$1,092	$1,010	$309
Other comprehensive income (loss) (OCI) before reclassifications –
net of deferred taxes of $27, $(131), $(179) and $341	45	(241)	(355)	555
Reclassifications from OCI – net of deferred taxes
of $(20), $(15), $(50) and $(19)	(23)	(19)	(76)	(32)
Other comprehensive income (loss)(a)	22	(260)	(431)	523
Less OCI attributable to noncontrolling interests	-	2	-	2
Ending balance	$580	$830	$580	$830

Currency translation adjustments (CTA)
Beginning balance	$(2,146)	$(656)	$(838)	$(687)
OCI before reclassifications – net of deferred taxes
of $16, $201, $1,355 and $306	1	(532)	(1,635)	(502)
Reclassifications from OCI – net of deferred taxes
of $(628), $1, $(779) and $124	732	(14)	1,039	(8)
Other comprehensive income (loss)(a)	734	(546)	(596)	(510)
Less OCI attributable to noncontrolling interests	(1)	(6)	(23)	(1)
Ending balance	$(1,412)	$(1,196)	$(1,412)	$(1,196)

Cash flow hedges
Beginning balance	$(156)	$(195)	$(172)	$(293)
OCI before reclassifications –
net of deferred taxes of $(27), $(44), $(32) and $(6)	(135)	(314)	(651)	(341)
Reclassifications from OCI – net of deferred taxes
of $14, $27, $69 and $40	99	404	631	529
Other comprehensive income (loss)(a)	(36)	90	(20)	188
Less OCI attributable to noncontrolling interests	-	-	-	-
Ending balance	$(192)	$(105)	$(192)	$(105)

Benefit plans
Beginning balance	$(574)	$(371)	$(577)	$(363)
Net actuarial gain (loss) – net of deferred taxes
of $2, $1, $1 and $(5)	-	7	(4)	(10)
Prior service cost amortization – net of deferred taxes
of $0, $0, $0 and $0	-	-	(1)	1
Net actuarial loss amortization – net of deferred taxes
of $1, $2, $5 and $6	4	4	13	12
Other comprehensive income (loss)(a)	4	11	8	3
Less OCI attributable to noncontrolling interests	-	-	(1)	-
Ending balance	$(569)	$(360)	$(569)	$(360)

Accumulated other comprehensive income (loss) at September 30	$(1,593)	$(831)	$(1,593)	$(831)

(a)	Total other comprehensive income (loss) was $725 million and $(705) million in the three months ended September 30, 2015 and 2014, respectively, and $(1,039) million and $204 million in the nine months ended September 30, 2015 and 2014, respectively.

2015 3Q FORM 10-Q  PAGE 53

RECLASSIFICATION OUT OF AOCI

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014	Statement of Earnings Caption

Available-for-sale securities
Realized gains (losses) on
sale/impairment of securities	$42	$34	$126	$51	Revenues from services(a)
	(20)	(15)	(50)	(19)	Benefit (provision) for income taxes(b)
	$23	$19	$76	$32	Net of tax
Currency translation adjustments
Gains (losses) on dispositions	$(104)	$13	$(260)	$(116)	Costs and expenses(c)
	(628)	1	(779)	124	Benefit (provision) for income taxes(d)
	$(732)	$14	$(1,039)	$8	Net of tax
Cash flow hedges
Gains (losses) on interest rate
derivatives	$(39)	$(53)	$(100)	$(182)	Interest
Foreign exchange contracts	(75)	(377)	(600)	(387)	(e)
	(114)	(430)	(699)	(569)	Total before tax
	14	26	69	40	Benefit (provision) for income taxes
	$(99)	$(404)	$(631)	$(529)	Net of tax
Benefit plan items
Amortization of prior service costs	$-	$-	$1	$(1)	(f)
Amortization of actuarial gains (losses)	(5)	(6)	(18)	(18)	(f)
	(5)	(6)	(17)	(19)	Total before tax
	1	2	5	6	Benefit (provision) for income taxes
	$(4)	$(4)	$(12)	$(13)	Net of tax

Total reclassification adjustments	$(813)	$(375)	$(1,606)	$(502)	Net of tax

(a)	Included $28 million and $40 million for the three months ended September 30, 2015 and 2014, and $45 million and $34 million for the nine months ended September 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.
(b)	Included $(15) million and $(15) million for the three months ended September 30, 2015 and 2014, and $(21) million and $(13) million for the nine months ended September 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.

(c)	Included $(104) million and $1 million for the three months ended September 30, 2015 and 2014, and $(102) million and $(128) million for the nine months ended September 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.

(d)	Included $(628) million and an insignificant amount for the three months ended September 30, 2015 and 2014, and $(764) million and $123 million for the nine months ended September 30, 2015 and 2014, respectively in earnings (loss) from discontinued operations, net of taxes.
(e)	Included $(47) million and $(357) million in revenues from services and $(28) million and $(20) million in interest in the three months ended September 30, 2015 and 2014, respectively, and $(587) million and $(368) million in revenues from services and $(13) million and $(19) million in interest in the nine months ended September 30, 2015 and 2014, respectively.

(f)	Amortization of prior service costs and actuarial gains and losses out of AOCI are included in the computation of net periodic pension costs.

NONCONTROLLING INTERESTS

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by our affiliates. The balance is summarized as follows.

(In millions)	September 30, 2015	December 31, 2014

Synchrony Financial	$2,790	$2,531
Other noncontrolling interests in consolidated affiliates(a)	370	368
Total	$3,160	$2,899

(a)	Consisted of a number of individually insignificant noncontrolling interests in partnerships and consolidated affiliates.

2015 3Q FORM 10-Q  PAGE 54

CHANGES TO NONCONTROLLING INTERESTS

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Beginning balance	$3,083	$350	$2,899	$432
Net earnings	83	55	267	76
Dividends	-	-	(5)	(1)
Dispositions	(3)	(6)	(9)	(98)
Synchrony Financial IPO	-	2,393	-	2,393
Other (including AOCI)	(2)	12	8	2
Ending balance	$3,160	$2,804	$3,160	$2,804

OTHER

We did not pay any quarterly dividends or special dividends to GE in the three months ended September 30, 2015. We paid quarterly dividends of $472 million and special dividends of $333 million to GE in the three months ended September 30, 2014. We paid quarterly dividends of $450 million and did not pay any special dividends to GE in the nine months ended, September 30, 2015. We paid quarterly dividends of $1,555 million and special dividends of $666 million to GE in the nine months ended September 30, 2014.

NOTE 9. REVENUES FROM SERVICES

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Interest on loans	$3,010	$3,128	$8,902	$9,194
Equipment leased to others	1,179	1,111	3,519	3,400
Fees	839	852	2,426	2,466
Investment income	470	495	1,445	1,506
Associated companies(a)	158	189	893	796
Premiums earned by insurance activities	353	397	1,062	1,130
Financing leases	84	100	275	331
Other items(b)	198	84	(1,133)	311
Total	$6,290	$6,356	$17,388	$19,134

(a)	Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest is included total assets at September 30, 2015 and December 31, 2014 of $54,302 million and $78,632 million, respectively. Assets were primarily financing receivables of $25,334 million and $46,481 million at September 30, 2015 and December 31, 2014, respectively. Total liabilities were $37,402 million and $57,273 million, consisted primarily of bank deposits of $17 million and $1,853 million at September 30, 2015 and December 31, 2014, respectively, and debt of $31,793 million and $39,147 million at September 30, 2015 and December 31, 2014, respectively. Revenues for the three months ended September 30, 2015 and 2014 totaled $2,990 million and $3,612 million, respectively, and net earnings for the three months ended September 30, 2015 and 2014 totaled $328 million and $784 million, respectively. Revenues for the nine months ended September 30, 2015 and 2014 totaled $9,469 million and $14,162 million, respectively, and net earnings for the nine months ended September 30, 2015 and 2014 totaled $1,030 million and $2,281 million, respectively.
(b)	During the nine months ended September 30, 2015, other items primarily included impairments related to equity method investments ($1,392 million) in connection with the GE Capital Exit Plan.

NOTE 10. FAIR VALUE MEASUREMENTS

RECURRING FAIR VALUE MEASUREMENTS

Our assets and liabilities measured at fair value on a recurring basis include investment securities primarily supporting obligations to annuitants and policyholders in our run-off insurance operations.
2015 3Q FORM 10-Q  PAGE 55

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
						Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	adjustment	(b)	Net balance
September 30, 2015
Assets
Investment securities
Debt
U.S. corporate	$-		$19,853		$3,046	$-		$22,899
State and municipal	-		4,259		81	-		4,340
Residential mortgage-backed	-		981		2	-		984
Commercial mortgage-backed	-		2,403		1	-		2,405
Asset-backed	-		59		38	-		97
Corporate ̶ non-U.S.	6		579		282	-		867
Government ̶ non-U.S.	14		1,238		-	-		1,252
U.S. government and federal agency	-		3,573		309	-		3,882
Equity
Available-for-sale	100		14		10	-		125
Trading	19		-		-	-		19
Derivatives(c)	-		7,465		67	(6,325)		1,207
Total	$138		$40,425		$3,837	$(6,325)		$38,075
Liabilities
Derivatives	$-		$4,382		$7	$(4,378)		$11
Other	-		19		-	-		19
Total	$-		$4,401		$7	$(4,378)		$29

December 31, 2014
Assets
Investment securities
Debt
U.S. corporate	$-		$20,659		$3,044	$-		$23,703
State and municipal	-		4,560		115	-		4,675
Residential mortgage-backed	-		1,676		16	-		1,692
Commercial mortgage-backed	-		3,054		9	-		3,063
Asset-backed	-		172		123	-		295
Corporate ̶ non-U.S.	-		680		336	-		1,016
Government ̶ non-U.S.	-		1,708		2	-		1,710
U.S. government and federal agency	-		1,747		266	-		2,013
Equity
Available-for-sale	108		15		9	-		132
Trading	21		-		-	-		21
Derivatives(c)	-		8,981		27	(7,378)		1,630
Total	$129		$43,252		$3,947	$(7,378)		$39,950
Liabilities
Derivatives	$-		$4,218		$9	$(4,171)		$56
Other	-		20		-	-		20
Total	$-		$4,238		$9	$(4,171)		$76

(a)	There were no securities transferred between Level 1 and Level 2 in the nine months ended September 30, 2015. There were $487 million of Government – non-U.S. and $13 million of Corporate – non-U.S. available-for-sale debt securities transferred from Level 1 to Level 2 in the twelve months ended December 31, 2014 primarily attributable to changes in market observable data.
(b)	The netting of derivative receivables and payables (including the effects of any collateral posted or received) is permitted when a legally enforceable master netting agreement exists.
(c)	The fair value of derivatives includes an adjustment for non-performance risk. The cumulative adjustment was a gain (loss) of $2 million and $15 million at September 30, 2015 and December 31, 2014, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

2015 3Q FORM 10-Q  PAGE 56

LEVEL 3 INSTRUMENTS

The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners' equity.

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE THREE MONTHS ENDED

										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included	included				into	out of	Balance at	still held at
(In millions)	July 1	in earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	September 30	September 30(c)

2015
Investment securities
Debt
U.S. corporate	$3,019	$5	$(7)	$74	$(28)	$(37)	$35	$(14)	$3,046	$-
State and municipal	101	-	1	-	-	(5)	-	(17)	81	-
RMBS	2	-	-	-	-	(1)	-	-	2	-
CMBS	2	-	-	-	-	-	-	-	1	-
ABS	76	(2)	-	-	-	-	-	(36)	38	-
Corporate – non-U.S.	283	-	-	-	-	(1)	-	-	282	-
Government – non-U.S.	2	-	-	-	-	-	-	(2)	-	-
U.S. government and
federal agency	293	-	16	-	-	-	-	-	309	-
Equity
Available-for-sale	6	-	(1)	-	-	-	6	-	10	-
Derivatives(d)(e)	71	1	-	1	-	-	-	-	72	-
Total	$3,855	$4	$9	$75	$(28)	$(44)	$41	$(69)	$3,842	$-

2014
Investment securities
Debt
U.S. corporate	$3,032	$4	$(1)	$102	$(56)	$(90)	$32	$-	$3,023	$-
State and municipal	110	-	2	2	-	(1)	-	-	113	-
RMBS	66	-	-	-	-	(3)	-	(47)	16	-
CMBS	11	-	-	-	-	(1)	-	-	10	-
ABS	130	1	2	-	-	(4)	-	-	129	-
Corporate – non-U.S.	499	-	(1)	-	-	(23)	-	-	475	-
Government – non-U.S.	1	-	-	-	-	-	-	(1)	-	-
U.S. government and
federal agency	249	-	6	-	-	-	9	-	264	-
Retained interests	1	-	-	-	-	(1)	-	-	-	-
Equity
Available-for-sale	9	-	-	-	-	-	-	-	9	-
Derivatives(d)(e)	22	3	1	(1)	-	(1)	-	-	24	2
Total	$4,130	$8	$9	$103	$(56)	$(124)	$41	$(48)	$4,063	$2

(a)	Earnings effects are primarily included in the "Revenues from services" and "Interest" captions in the Statement of Earnings (Loss).
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.
(c)	Represents the amount of unrealized gains or losses for the period included in earnings.
(d)	Represents derivative assets net of derivative liabilities and included cash accruals of $12 million and $9 million not reflected in the fair value hierarchy table for the three months ended September 30, 2015 and 2014, respectively.
(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

2015 3Q FORM 10-Q  PAGE 57

CHANGES IN LEVEL 3 INSTRUMENTS FOR THE NINE MONTHS ENDED

										Net
										change in
		Net	Net							unrealized
		realized/	realized/							gains
		unrealized	unrealized							(losses)
		gains	gains							relating to
		(losses)	(losses)				Transfers	Transfers		instruments
	Balance at	included	included				into	out of	Balance at	still held at
(In millions)	January 1	in earnings(a)	in AOCI	Purchases	Sales	Settlements	Level 3(b)	Level 3(b)	September 30	September 30(c)

2015
Investment securities
Debt
U.S. corporate	$3,044	$16	$(93)	$248	$(83)	$(93)	$35	$(27)	$3,046	$-
State and municipal	115	-	(3)	-	-	(15)	-	(17)	81	-
RMBS	16	5	(4)	-	(15)	(1)	-	-	2	-
CMBS	9	-	-	-	(7)	-	-	-	1	-
ABS	123	(16)	(5)	-	(12)	(3)	-	(49)	38	-
Corporate – non-U.S.	336	-	(4)	-	(49)	(1)	-	-	282	-
Government – non-U.S.	2	-	-	-	-	-	-	(2)	-	-
U.S. government and
federal agency	266	-	44	-	-	(1)	-	-	309	-
Equity
Available-for-sale	9	2	(3)	6	(5)	(4)	6	-	10	-
Derivatives(d)(e)	28	-	3	-	-	-	42	-	72	-
Total	$3,948	$7	$(65)	$254	$(171)	$(118)	$83	$(95)	$3,842	$-

2014
Investment securities
Debt
U.S. corporate	$2,751	$22	$126	$440	$(212)	$(158)	$170	$(116)	$3,023	$-
State and municipal	96	-	9	12	-	(4)	-	-	113	-
RMBS	86	1	-	-	(16)	(8)	-	(47)	16	-
CMBS	10	-	-	-	-	(2)	2	-	10	-
ABS	145	3	6	-	-	(15)	-	(10)	129	-
Corporate – non-U.S.	503	13	42	-	(54)	(24)	1	(6)	475	-
Government – non-U.S.	31	-	-	-	-	-	-	(31)	-	-
U.S. government and
federal agency	225	-	32	-	-	-	9	(2)	264	-
Retained interests	1	-	-	-	-	(1)	-	-	-	-
Equity
Available-for-sale	11	-	-	2	(2)	(2)	-	-	9	-
Derivatives(d)(e)	19	7	1	(1)	-	(1)	(1)	-	24	12
Total	$3,878	$46	$216	$453	$(284)	$(215)	$181	$(212)	$4,063	$12

(a)	Earnings effects are primarily included in the "Revenues from services" and "Interest" captions in the Statement of Earnings (Loss).
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were primarily a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)            Represents the amount of unrealized gains or losses for the period included in earnings.

(d)	Represents derivative assets net of derivative liabilities and included cash accruals of $12 million and $9 million not reflected in the fair value hierarchy table for the nine months ended September 30, 2015 and 2014, respectively.
(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

2015 3Q FORM 10-Q  PAGE 58

NON-RECURRING FAIR VALUE MEASUREMENTS

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at September 30, 2015 and December 31, 2014.

	Remeasured during		Remeasured during
	the nine months ended		the year ended
	September 30, 2015		December 31, 2014
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and financing receivables held for sale	$-	$18,152	$1	$584
Cost and equity method investments	1	2,336	-	334
Long-lived assets, including real estate	3	296	102	718
Total	$4	$20,785	$103	$1,636

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at September 30, 2015 and 2014.

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014

Financing receivables and financing receivables held for sale	$(46)	$(31)	$(2,199)	$(135)
Cost and equity method investments	(279)	(80)	(1,741)	(274)
Long-lived assets, including real estate	(85)	(262)	(125)	(312)
Total	$(410)	$(373)	$(4,064)	$(721)

2015 3Q FORM 10-Q  PAGE 59

LEVEL 3 MEASUREMENTS - SIGNIFICANT UNOBSERVABLE INPUTS
				Range
(Dollars in millions)	Fair value	Valuation technique	Unobservable inputs	(weighted average)

September 30, 2015
Recurring fair value measurements
Investment securities - Debt
U.S. corporate	$863	Income approach	Discount rate(a)	2.2%-15.3% (7.4%)
Asset-backed	38	Income approach	Discount rate(a)	5.0%-10.0% (9.1%)
Corporate ̶ non-U.S.	226	Income approach	Discount rate(a)	6.5%-14.0% (7.4%)

Non-recurring fair value measurements
Financing receivables and financing receivables held for sale	$18,015	Income approach	Discount rate(a)	5.6%-8.0% (6.7%)

Cost and equity method investments	2,134	Income approach,	Discount rate(a)	9.0%-14.5% (11.8%)
		Market comparables	Price to book multiple	0.4X-0.7X (0.6X)

Long-lived assets, including real estate	198	Income approach	Discount rate(a)	1.7%-9.8% (6.2%)

December 31, 2014
Recurring fair value measurements
Investment securities - Debt
U.S. corporate	$917	Income approach	Discount rate(a)	1.5%-14.8% (6.6%)
State and municipal	17	Income approach	Discount rate(a)	4.9%-4.9% (4.9%)
Asset-backed	102	Income approach	Discount rate(a)	4.3%-9.0% (5.6%)
Corporate ̶ non-U.S.	278	Income approach	Discount rate(a)	3.3%-14.0% (6.5%)

Non-recurring fair value measurements
Cost and equity method investments	309	Income approach	Discount rate(a)	8.0%-10.0% (9.4%)
		Market comparables	EBITDA multiple	1.8X-5.2X (4.8X)

Long-lived assets, including real estate	664	Income approach	Discount rate(a)	2.0%-10.8% (6.7%)

(a)	Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value.

At September 30, 2015 and December 31, 2014, other Level 3 recurring fair value measurements of $2,689 million and $2,594 million, respectively, and non-recurring measurements of $267 million and $657 million, respectively, are valued using non-binding broker quotes or other third-party sources. At September 30, 2015 and December 31, 2014, other recurring fair value measurements of $14 million and $30 million, respectively, and non-recurring fair value measurements of $171 million and $6 million, respectively, were individually insignificant and utilize a number of different unobservable inputs not subject to meaningful aggregation.

2015 3Q FORM 10-Q  PAGE 60

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

	September 30, 2015			December 31, 2014
		Assets (liabilities)			Assets (liabilities)
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
(In millions)	amount	amount (net)	fair value	amount	amount (net)	fair value

Assets
Loans	$ (a)	$78,775	$85,107	$ (a)	$115,889	$120,067
Other commercial mortgages	(a)	1,392	1,520	(a)	1,427	1,508
Loans held for sale	(a)	22,651	23,039	(a)	778	799
Other financial instruments(b)	(a)	161	195	(a)	122	136
Liabilities
Borrowings and bank deposits(c)(d)(e)	(a)	(271,944)	(283,092)	(a)	(317,674)	(333,956)
Investment contract benefits	(a)	(2,821)	(3,327)	(a)	(2,970)	(3,565)
Guaranteed investment contracts	(a)	(179)	(193)	(a)	(1,000)	(1,031)
Insurance - credit life(f)	-	-	-	1,843	(90)	(77)

(a)	These financial instruments do not have notional amounts.
(b)	Principally comprises cost method investments.
(c)	See Note 6.
(d)	Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2015 and December 31, 2014 would have been reduced by $4,710 million and $5,020 million, respectively.
(e)            Included $1,994 million and $2,888 million of accrued interest in estimated fair value at September 30, 2015 and December 31, 2014, respectively.
(f)	Net of reinsurance of none and $964 million at September 30, 2015 and December 31, 2014, respectively.

NOTIONAL AMOUNTS OF LOAN COMMITMENTS

(In millions)	September 30, 2015	December 31, 2014

Ordinary course of business lending commitments(a)	$804	$1,214
Unused revolving credit lines(b)
Commercial	2,054	2,908
Consumer – principally credit cards	321,710	306,188

(a)	Excluded investment commitments of $579 million and $818 million at September 30, 2015 and December 31, 2014, respectively.
(b)	Excluded amounts related to inventory financing arrangements, which may be withdrawn at our option, of $39 million and $47 million at September 30, 2015 and December 31, 2014, respectively.

2015 3Q FORM 10-Q  PAGE 61

SECURITIES REPURCHASE AND REVERSE REPURCHASE ARRANGEMENTS

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks primarily for purposes of liquidity management. At September 30, 2015, we were party to repurchase agreements totaling $132 million, which were reported in short-term borrowings on the financial statements. No repurchase agreements were accounted for as off-book financing and we do not engage in securities lending transactions.

We also enter into reverse securities repurchase agreements, primarily for short-term investment with maturities of 90 days or less. At September 30, 2015, we were party to reverse repurchase agreements totaling $10.0 billion, which were reported in cash and equivalents on the financial statements. Under these reverse securities repurchase agreements, we typically lend available cash at a specified rate of interest and hold U.S. or highly-rated European government securities as collateral during the term of the agreement. Collateral value is in excess of amounts loaned under the agreements.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $250,000 million, approximately 99% or $247,000 million is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected concurrently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.
2015 3Q FORM 10-Q  PAGE 62

FAIR VALUE OF DERIVATIVES

	September 30, 2015		December 31, 2014
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$5,579	$53	$5,859	$461
Currency exchange contracts	1,382	1,234	2,435	779
Other contracts	-	-	-	-
	6,961	1,287	8,294	1,240

Derivatives not accounted for as hedges
Interest rate contracts	144	61	111	68
Currency exchange contracts	383	3,033	595	2,910
Other contracts	44	8	8	9
	571	3,102	714	2,987

Gross derivatives recognized in statement of
financial position
Gross derivatives	7,532	4,389	9,008	4,227
Gross accrued interest	978	9	1,392	(24)
	8,510	4,398	10,400	4,203

Amounts offset in statement of financial position
Netting adjustments(a)	(3,481)	(3,483)	(3,695)	(3,710)
Cash collateral(b)	(2,844)	(895)	(3,683)	(461)
	(6,325)	(4,378)	(7,378)	(4,171)

Net derivatives recognized in statement of
financial position
Net derivatives	2,185	20	3,022	32

Amounts not offset in statement of
financial position
Securities held as collateral(c)	(1,510)	-	(3,003)	-

Net amount	$675	$20	$19	$32

Derivatives are classified in the captions "Other assets" and "Other liabilities" and the related accrued interest is classified in "Other receivables" and "Other liabilities" in our financial statements.
(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk. At September 30, 2015 and December 31, 2014, the cumulative adjustment for non-performance risk was a gain (loss) of $2 million and $15 million, respectively.

(b)	Excluded excess cash collateral received and posted of $53 million and $66 million at September 30, 2015, respectively, and $58 million and $211 million at December 31, 2014, respectively.
(c)	Excluded excess securities collateral received of $34 million and $385 million at September 30, 2015 and December 31, 2014, respectively.

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
2015 3Q FORM 10-Q  PAGE 63

EARNINGS EFFECTS OF FAIR VALUE HEDGING RELATIONSHIPS

	Three months ended September 30
	2015		2014
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$1,391	$(1,387)	$341	$(350)
Currency exchange contracts	(6)	5	(8)	8

Fair value hedges resulted in $3 million and $(9) million of ineffectiveness in the three months ended September 30, 2015 and 2014, respectively. In both the three months ended September 30, 2015 and 2014, there were insignificant amounts excluded from the assessment of effectiveness.

EARNINGS EFFECTS OF FAIR VALUE HEDGING RELATIONSHIPS

	Nine months ended September 30
	2015		2014
	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
(In millions)	derivatives	items	derivatives	items

Interest rate contracts	$514	$(594)	$2,056	$(2,129)
Currency exchange contracts	(6)	4	(11)	10

Fair value hedges resulted in $(82) million and $(74) million of ineffectiveness in the nine months ended September 30, 2015 and 2014, respectively. In both the nine months ended September 30, 2015 and 2014, there were insignificant amounts excluded from the assessment of effectiveness.

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

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended September 30		for the three months ended September 30
(In millions)	2015	2014	2015	2014

Interest rate contracts	$10	$9	$(39)	$(53)
Currency exchange contracts	(136)	(302)	(75)	(377)
Total(a)	$(126)	$(293)	$(113)	$(430)

(a)            Gain (loss) is recorded in revenues from services and interest when reclassified to earnings.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the nine months ended September 30		for the nine months ended September 30
(In millions)	2015	2014	2015	2014

Interest rate contracts	$-	$-	$(100)	$(182)
Currency exchange contracts	(794)	(267)	(600)	(387)
Total(a)	$(794)	$(267)	$(699)	$(569)

(a)            Gain (loss) is recorded in revenues from services and interest when reclassified to earnings.
2015 3Q FORM 10-Q  PAGE 64

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was a $213 million loss at September 30, 2015. We expect to transfer $189 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the nine months ended September 30, 2015 and 2014, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2015 and 2014, the maximum term of derivative instruments that hedge forecasted transactions was 17 years and 18 years, respectively. See Note 8 for additional information about reclassifications out of AOCI.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness were insignificant for each reporting period.

NET INVESTMENT HEDGES IN FOREIGN OPERATIONS

We use currency exchange derivatives to protect our net investments in global operations conducted in non-U.S. dollar currencies. For derivatives that are designated as hedges of net investment in a foreign operation, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivatives are recorded as a component of AOCI until such time as the foreign entity is substantially liquidated or sold, or upon the loss of a controlling interest in a foreign entity. Additionally, lower of cost or fair value, less cost to sell, assessments of foreign entities classified as held for sale take into account the related AOCI. The change in fair value of any forward points, which reflects the interest rate differential between the two countries on the derivative, is excluded from the effectiveness assessment.

GAINS (LOSSES) RECOGNIZED THROUGH CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the three months ended September 30		for the three months ended September 30
(In millions)	2015	2014	2015	2014

Currency exchange contracts	$1,311	$2,792	$1,935	$(24)

Reclassifications from CTA of $0 million and $(11) million were recorded in GECC revenues from services and $1,935 million and $(13) million in discontinued operations in the three months ended September 30, 2015 and 2014, respectively.
The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(37) million and $(147) million in the three months ended September 30, 2015 and 2014, respectively, and were recorded in interest and other financial charges.

GAINS (LOSSES) RECOGNIZED THROUGH CTA

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
	for the nine months ended September 30		for the nine months ended September 30
(In millions)	2015	2014	2015	2014

Currency exchange contracts	$4,749	$2,194	$2,524	$(14)

Reclassifications from CTA of $(34) million and $(11)million were recorded in GECC revenues from services and $2,558 million and $(3) million in discontinued operations in the nine months ended September 30, 2015 and 2014, respectively.
The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(93) million and $(458) million in the nine months ended September 30, 2015 and 2014, respectively, and were recorded in interest and other financial charges.

2015 3Q FORM 10-Q  PAGE 65

FREE-STANDING DERIVATIVES

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains (losses) for the nine months ended September 30, 2015 on derivatives not designated as hedges were $(2,585) million composed of amounts related to interest rate contracts of $(101) million, currency exchange contracts of $(2,486) million, and other derivatives of $2 million. Substantially all of these losses were offset by the earnings effects from the underlying items that were economically hedged. Gains (losses) for the nine months ended September 30, 2014 on derivatives not designated as hedges were $(603) million composed of amounts related to interest rate contracts of $(53) million, currency exchange contracts of $(553) million and other derivatives of $3 million. These losses were offset by the earnings effects from the underlying items that were economically hedged.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasury securities) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. The fair value of such collateral was $4,354 million at September 30, 2015, of which $2,844 million was cash and $1,510 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $895 million at September 30, 2015. At September 30, 2015, our exposure to counterparties (including accrued interest), net of collateral we hold, was $674 million. This excludes exposure related to embedded derivatives.

Additionally, our master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. Our master agreements also typically contain provisions that provide termination rights upon the occurrence of certain other events, such as a bankruptcy or events of default by one of the parties. If an agreement was terminated under any of these circumstances, the termination amount payable would be determined on a net basis and could also take into account any collateral posted. The net amount of our derivative liability, after consideration of collateral posted by us and outstanding interest payments was $10 million at September 30, 2015. This excludes embedded derivatives.
2015 3Q FORM 10-Q  PAGE 66

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

CONSOLIDATED VARIABLE INTEREST ENTITIES

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIE's economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into two main groups, which are further described below:

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
•
Other remaining assets and liabilities of consolidated VIEs relate primarily to three categories of entities: (1) joint ventures that lease equipment with $466 million of assets and $466 million of liabilities; (2) other entities that are involved in power generating and leasing activities with $331 million of assets and $187 million of liabilities; and (3) insurance entities that, among other lines of business, provide property and casualty and workers' compensation coverage for GE with $1,126 million of assets and $564 million of liabilities.

2015 3Q FORM 10-Q  PAGE 67

ASSETS AND LIABILITIES OF CONSOLIDATED VIEs

			Consolidated Securitization Entities(b)

			Credit	Trade
(In millions)	Trinity	(a)	cards	receivables		Other	Total

September 30, 2015
Assets(c)
Financing receivables, net	$-		$24,036	$3,134	(d)	$531	$27,701
Investment securities	401		-	-		1,011	1,412
Other assets	45		144	2		1,084	1,275
Total	$446		$24,180	$3,136		$2,626	$30,388

Liabilities(c)
Borrowings	$-		$-	$-		$986	$986
Non-recourse borrowings	-		13,640	2,516		69	16,225
Other liabilities	193		20	28		1,126	1,367
Total	$193		$13,660	$2,544		$2,181	$18,578

December 31, 2014
Assets(c)
Financing receivables, net	$-		$25,645	$3,028	(d)	$1,030	$29,703
Investment securities	2,369		-	-		1,005	3,374
Other assets	17		1,059	2		1,397	2,475
Total	$2,386		$26,704	$3,030		$3,432	$35,552

Liabilities(c)
Borrowings	$-		$-	$-		$513	$513
Non-recourse borrowings	-		14,967	2,692		436	18,095
Other liabilities	1,022		332	26		1,129	2,509
Total	$1,022		$15,299	$2,718		$2,078	$21,117

(a)	Excluded intercompany advances from GECC to Trinity, which were eliminated in consolidation of $15 million and $1,565 million at September 30, 2015 and December 31, 2014, respectively.
(b)	We provide servicing to the CSEs and are contractually permitted to commingle cash collected from customers on financing receivables sold to CSE investors with our own cash prior to payment to a CSE, provided our short-term credit rating does not fall below A-1/P-1. These CSEs also owe us amounts for purchased financial assets and scheduled interest and principal payments. At September 30, 2015 and December 31, 2014, the amounts of commingled cash owed to the CSEs were $939 million and $1,091 million, respectively, and the amounts owed to us by CSEs were $170 million and $391 million, respectively.
(c)	Asset amounts exclude intercompany receivables for cash collected on behalf of the entities by GECC as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities' liabilities. If these intercompany receivables were included in the table above, assets would be higher. In addition, other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.
(d)	Included $724 million and $686 million of receivables at September 30, 2015 and December 31, 2014, respectively, originated by GE Appliances. We require third party debt holder consent to sell these assets. The receivables will be included in assets of businesses held for sale when the consent is received.

Revenues from services from our consolidated VIEs were $1,410 million and $1,593 million in the three months ended September 30, 2015 and 2014, respectively, and $4,313 million and $4,350 million in the nine months ended September 30, 2015 and 2014, respectively. Related expenses consisted primarily of provisions for losses of $189 million and $244 million in the three months ended September 30, 2015 and 2014, respectively, and $714 million and $791 million in the nine months ended September 30, 2015 and 2014, respectively, and interest of $75 million and $69 million in the three months ended September 30, 2015 and 2014, respectively, and $208 million and $195 million in the nine months ended September 30, 2015 and 2014, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECC and the VIEs, which are eliminated in consolidation.
2015 3Q FORM 10-Q  PAGE 68

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

INVESTMENTS IN UNCONSOLIDATED VIEs

(In millions)	September 30, 2015	December 31, 2014

Other assets and investment securities	$601	$632
Financing receivables – net	10	120
Total investments	611	752

Contractual obligations to fund investments, guarantees or revolving lines of credit	85	27
Total	$696	$779

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and asset-backed securities issued by VIEs. Such investments were, by design, investment-grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

2015 3Q FORM 10-Q  PAGE 69

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

PAST DUE AND NONACCRUAL FINANCING RECEIVABLES

	September 30, 2015					December 31, 2014
	Over 30 days	Over 90 days				Over 30 days	Over 90 days
(In millions)	past due	past due		Nonaccrual		past due	past due		Nonaccrual

Commercial
CLL	$655	$174		$27		$610	$131		$25
Energy Financial Services	63	63		82		-	-		68
GECAS	2	-		195		-	-		419
Total Commercial	720	237		304	(a)	610	131		512	(a)
Consumer	2,553	1,102	(b)	2	(c)	5,137	2,495	(b)	1,484	(c)
Total	$3,273	$1,339		$306		$5,747	$2,626		$1,996
Total as a percent of financing receivables	3.8%	1.5%		0.4%		4.5%	2.1%		1.6%

(a)	Included $228 million and $484 million at September 30, 2015 and December 31, 2014, respectively, which are currently paying in accordance with their contractual terms.
(b)
Included $1,100 million and $1,231 million of Consumer loans at September 30, 2015 and December 31, 2014, respectively, which are over 90 days past due and continue to accrue interest until the accounts are written off in the period that the account becomes 180 days past due.

(c)	Included none and $179 million at September 30, 2015 and December 31, 2014, respectively, which are currently paying in accordance with their contractual terms.
2015 3Q FORM 10-Q  PAGE 70

IMPAIRED LOANS AND RELATED RESERVES

	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid			Average
	investment	principal	investment	investment	principal		Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance		allowance(a)	in loans

September 30, 2015

Commercial
CLL	$11	$11	$11	$5	$5		$3	$5
Energy Financial Services	82	100	54	-	-		-	6
GECAS	116	122	213	-	-		-	-
Other	-	-	-	-	-		-	-
Total Commercial(b)	209	233	278	5	5		3	11
Consumer(c)	-	-	35	736	640	(d)	242	1,055
Total	$209	$233	$313	$741	$645		$245	$1,066

December 31, 2014

Commercial
CLL	$10	$10	$7	$5	$5		$4	$4
Energy Financial Services	53	54	26	15	15		12	24
GECAS	329	337	88	-	-		-	15
Other	-	-	-	-	-		-	1
Total Commercial(b)	392	401	121	20	20		16	44
Consumer(c)	138	179	120	2,042	2,092		408	2,547
Total	$530	$580	$241	$2,062	$2,112		$424	$2,591

(a)
Write-offs to net realizable value are recognized against the allowance for losses primarily in the reporting period in which management has deemed all or a portion of the financing receivable to be uncollectible.

(b)
We recognized insignificant amounts of interest income, including none on a cash basis, in the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014, respectively, in CLL. The total average investment in impaired loans for the nine months ended September 30, 2015 and the year ended December 31, 2014 was $289 million and $165 million, respectively.

(c)
We recognized $48 million, $126 million and $135 million of interest income, including $1 million, $5 million and $3 million on a cash basis, in the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014, respectively. The total average investment in impaired loans for the nine months ended September 30, 2015 and the year ended December 31, 2014 was $1,090 million and $2,667 million, respectively.

(d)	Unpaid principal balance excludes accrued interest and fees.

(In millions)	Non-impaired financing receivables	General reserves	Impaired loans	Specific reserves

September 30, 2015

Commercial	$23,470	$82	$214	$3
Consumer	62,784	3,130	736	242
Total	$86,254	$3,212	$950	$245

December 31, 2014

Commercial	$25,329	$77	$412	$16
Consumer	98,640	3,603	2,180	408
Total	$123,969	$3,680	$2,592	$424

2015 3Q FORM 10-Q  PAGE 71

IMPAIRED LOAN BALANCE CLASSIFIED BY THE METHOD USED TO MEASURE IMPAIRMENT

(In millions)	September 30, 2015	December 31, 2014

Discounted cash flow	$819	$2,149
Collateral value	131	443
Total	$950	$2,592

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR), and also as impaired. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At September 30, 2015, TDRs included in impaired loans were $860 million, primarily relating to Consumer ($736 million), GECAS ($112 million), Energy Financial Services ($7 million) and CLL ($5 million).

Impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and are therefore subject to the disclosure requirement for impaired loans. Impaired loans classified as TDRs in our Consumer business were $736 million and $2,132 million at September 30, 2015 and December 31, 2014, respectively. We utilize certain loan modification programs for borrowers experiencing financial difficulties in our Consumer loan portfolio. These loan modification programs primarily include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract. For the nine months ended September 30, 2015, we modified $363 million of U.S. consumer loans, primarily credit cards for borrowers experiencing financial difficulties, which are classified as TDRs. We expect borrowers whose loans have been modified under these programs to continue to be able to meet their contractual obligations upon the conclusion of the modification. Of our $621 million and $1,074 million of consumer loans modifications classified as TDRs in the twelve months ended September 30, 2015 and 2014, respectively, $49 million and $95 million have subsequently experienced a payment default in the nine months ended September 30, 2015 and 2014, respectively.

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
2015 3Q FORM 10-Q  PAGE 72

COMMERCIAL FINANCING RECEIVABLES BY RISK CATEGORY

	Secured
(In millions)	A	B	C	Total

September 30, 2015

CLL	$13,260	$44	$37	$13,341
Energy Financial Services	2,301	41	-	2,342
GECAS	7,076	225	93	7,394
Other	153	-	-	153
Total	$22,790	$310	$130	$23,230

December 31, 2014

CLL	$14,271	$49	$98	$14,418
Energy Financial Services	2,479	60	16	2,555
GECAS	7,908	237	118	8,263
Other	130	-	-	130
Total	$24,788	$346	$232	$25,366

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

At September 30, 2015 and December 31, 2014, our unsecured commercial financing receivables included $165 million and $88 million rated A, and $289 million and $287 million rated B, respectively. We did not have any unsecured commercial financing receivables rated C at September 30, 2015 and December 31, 2014, respectively.
2015 3Q FORM 10-Q  PAGE 73

CONSUMER

At September 30, 2015, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 63 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 66% relate to credit card loans that are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 34% are sales finance receivables that provide financing to customers in areas such as electronics, recreation, medical and home improvement.

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

	Refreshed FICO score
	September 30, 2015			December 31, 2014
	661 or	601 to	600 or	661 or	601 to	600 or
(in millions)	higher	660	less	higher	660	less

U.S. installment and
revolving credit	$45,383	$12,304	$4,403	$43,466	$11,865	$4,532

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

At September 30, 2015, Consumer - Other financing receivables of $1,138 million, $117 million and $175 million were rated A, B and C, respectively. At December 31, 2014, Consumer – Other financing receivables of $5,006 million, $276 million and $382 million were rated A, B and C, respectively.

2015 3Q FORM 10-Q  PAGE 74

EXHIBITS

Exhibit 2
Letter agreements and amendments to the Purchase and Sale Agreement, by and among General Electric Capital Corporation and Certain Affiliates as Seller Parties and BRE Imagination Holdco LLC, BRE Imagination Germany I LLC and BRE Imagination Germany II LLC as Purchaser, dated April 10, 2015.

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
Exhibit 101
The following materials from General Electric Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and nine months ended September 30, 2015 and 2014, (ii) Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) Statement of Changes in Shareowners' Equity for the nine months ended September 30, 2015 and 2014, (iv) Statement of Financial Position at September 30, 2015 and December 31, 2014, (v) Statement of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

2015 3Q FORM 10-Q  PAGE 75

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	29-74

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5-24,26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not applicable(a)

Item 4.	Controls and Procedures	25

Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	27-28

Item 1A.	Risk Factors	Not applicable(b)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Not applicable

Item 3.	Defaults Upon Senior Securities	Not applicable

Item 4.	Mine Safety Disclosures	Not applicable

Item 5.	Other Information	Not applicable

Item 6.	Exhibits	75

Signatures		77

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

2015 3Q FORM 10-Q  PAGE 76

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Corporation (Registrant)
October 30, 2015	/s/ Walter Ielusic
Date	Walter Ielusic Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

2015 3Q FORM 10-Q  PAGE 77